Form 10-K
period 1993-12-31
APACHE CORP
filed 1994-03-21
CIK 6769

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[MARK ONE]
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993,

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER 1-4300

                               APACHE CORPORATION

                  A DELAWARE                                   IRS EMPLOYER
                 CORPORATION                                  NO. 41-0747868

                              ONE POST OAK CENTRAL
                       2000 POST OAK BOULEVARD, SUITE 100
                           HOUSTON, TEXAS 77056-4400

                        Telephone Number (713) 296-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                   ON WHICH REGISTERED
    -------------------                                  ---------------------
Common Stock, $1.25 Par Value                           New York Stock Exchange
                                                        Chicago Stock Exchange
Common Stock Purchase Rights                            New York Stock Exchange
                                                        Chicago Stock Exchange
9.25% Notes due 2002                                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the voting stock held by non-affiliates
  of registrant as of March 17, 1994                                            $1,599,465,322
Number of shares of registrant's common stock outstanding
  as of March 17, 1994                                                              61,223,553

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to registrant's 1994 annual meeting of shareholders have been incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION


ITEM                                                                                       PAGE
                                            PART I
  1.  BUSINESS..........................................................................      1
  2.  PROPERTIES........................................................................      8
  3.  LEGAL PROCEEDINGS.................................................................     12
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................     12
                                            PART II
  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........     12
  6.  SELECTED FINANCIAL DATA...........................................................     13
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS........................................................................     14
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................     20
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
      DISCLOSURE........................................................................     20
                                           PART III
 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................     20
 11.  EXECUTIVE COMPENSATION............................................................     20
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................     20
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................     20
                                            PART IV
 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
      FORM 8-K..........................................................................     21

     ALL DEFINED TERMS UNDER RULE 4-10(A) OF REGULATION S-X SHALL HAVE THEIR STATUTORILY-PRESCRIBED MEANINGS WHEN USED IN THIS REPORT. QUANTITIES OF NATURAL GAS ARE EXPRESSED IN THIS REPORT IN TERMS OF THOUSAND CUBIC FEET (MCF), MILLION CUBIC FEET (MMCF) OR BILLION CUBIC FEET (BCF). OIL IS QUANTIFIED IN TERMS OF BARRELS (BBLS), THOUSANDS OF BARRELS (MBBLS) AND MILLIONS OF BARRELS (MMBBLS). NATURAL GAS IS COMPARED TO OIL IN TERMS OF BARRELS OF OIL EQUIVALENT (BOE) OR MILLION BARRELS OF OIL EQUIVALENT (MMBOE). OIL AND NATURAL GAS LIQUIDS ARE COMPARED WITH NATURAL GAS IN TERMS OF MILLION CUBIC FEET EQUIVALENT (MMCFE) AND BILLION CUBIC FEET EQUIVALENT (BCFE). ONE BARREL OF OIL IS THE ENERGY EQUIVALENT OF SIX MCF OF NATURAL GAS. DAILY OIL AND GAS PRODUCTION IS EXPRESSED IN TERMS OF BARRELS OF OIL PER DAY (BOPD) AND THOUSANDS OF CUBIC FEET OF GAS PER DAY (MCFD), RESPECTIVELY. WITH RESPECT TO INFORMATION RELATING TO THE COMPANY'S WORKING INTEREST IN WELLS OR ACREAGE, "NET" OIL AND GAS WELLS OR ACREAGE IS DETERMINED BY MULTIPLYING GROSS WELLS OR ACREAGE BY THE COMPANY'S WORKING INTEREST THEREIN. UNLESS OTHERWISE SPECIFIED, ALL REFERENCES TO WELLS AND ACRES ARE GROSS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, produces, gathers, processes and markets natural gas and crude oil. Domestically, Apache's exploration and production interests are spread over 18 states, focusing on the Gulf of Mexico, the Anadarko Basin of Oklahoma, the Permian Basin of West Texas and New Mexico, the Gulf Coast and the Rocky Mountain region. Internationally, Apache has production interests in Australia and is currently focusing its international exploration efforts offshore Western Australia and along the Pacific Rim. Apache's common stock has been listed on the New York Stock Exchange since 1969.

     Apache holds interests in many of its domestic and international properties through operating subsidiaries, such as MW Petroleum Corporation, Hadson Energy Resources Corporation, Hadson Energy Limited and Apache International, Inc. Properties referred to in this document may be held by those subsidiaries. Apache treats all operations as one segment of business.

1993 RESULTS

     In 1993, Apache had net income of $37.3 million, or $.70 per share, on total revenues of $466.6 million. Net cash provided by operating activities during 1993 was $225.1 million.

     The year represents Apache's sixteenth consecutive year of production growth and sixth consecutive year of oil and gas reserves growth. Apache's average daily production was approximately 34 Mbbls of oil and 303 MMcf of natural gas for the year. The Company's estimated proved reserves at December 31, 1993, were 231 MMboe, of which 61 percent was natural gas. Apache's growth in reserves during the year reflects the replacement of 238 percent of the Company's 1993 production. Over half of the newly added reserves were acquired through Apache's ongoing acquisition efforts. The remainder was attributable to Apache's active drilling and workover program, which yielded 210 new producing domestic wells out of 266 attempts, and involved 368 workover and recompletion projects during the year.

     At December 31, 1993, Apache had interests in approximately 3,184 net oil and gas wells and 680,893 net developed acres of oil and gas properties. In addition, the Company had interests in 549,833 net undeveloped acres under domestic leases and 7,532,102 net undeveloped acres under international exploration and production rights.

APACHE'S GROWTH STRATEGY

     Apache grows production, reserves and cash flow through a combination of acquisitions, moderate-risk drilling and development of its inventory of existing projects. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to increase its profit margins.

     For Apache, property acquisition is only one phase in a continuing cycle of business growth. Apache's aim is to follow each acquisition cycle with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires well-planned and carefully executed property development and a commitment to a selective program of ongoing property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development, and the Company therefore operates properties constituting over 75 percent of its production.

     Pursuing its acquire-and-develop strategy, Apache increased its total reserves more than four-fold and production almost three-fold during the six years ended 1993. In addition to its acquisition strategy, Apache continues to develop and exploit its existing inventory of workover, recompletion and other development projects to increase reserves and production. During 1993, Apache acquired $324.6 million of additional properties and replaced over 100 percent of its domestic production through its drilling, workover and recompletion program.

     Apache's international investments supplement its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's domestic activities, it offers potential for higher rewards and significant reserve additions. Apache refocused its international efforts in 1993 on the acquisition and development of properties in Western Australia and the Pacific Rim, where it believes that reserve additions may be made through higher-risk exploration and through improved production practices and recovery techniques.

RECENT ACQUISITIONS AND DISPOSITIONS

     In late 1992, Apache purchased a 93-percent working interest in Matagorda Island Blocks 681 and 682, located off the Texas Gulf Coast, for $57.4 million, including $1.8 million for a 14-mile gathering line. This transaction approximately doubled Apache's offshore gas production, adding six producing wells, and reserves of an estimated 73.5 Bcf of gas and 158 Mbbls of condensate. Apache and an affiliate now own all of the working interest in the blocks.

     In 1993, Apache entered into two agreements to purchase a combined 103.7 Bcfe of proved reserves in the Gulf of Mexico from Hall-Houston Oil Company (Hall-Houston) for an aggregate consideration of $113.7 million. In June 1993, Apache closed the first of the two transactions, paying $29.3 million for Hall-Houston's interest in Mustang Island Blocks 787 and 805. Apache acquired substantially all of Hall-Houston's other producing properties in the Gulf of Mexico for an additional $84.4 million in the second transaction which closed on August 31, 1993. With the Hall-Houston acquisitions, Apache again more than doubled its interest in offshore gas production, acquiring interests in 63 producing fields and 12 fields under development or awaiting pipeline connections.

     Apache acquired Hadson Energy Resources Corporation (HERC) through a series of private transactions and subsequent merger, effective November 12, 1993. The aggregate consideration paid for the acquisition was $98.0 million, including the issuance of 307,977 shares of Apache common stock. Apache acquired HERC and its subsidiaries subject to approximately $67.6 million of net liabilities at the time of the merger. Through the acquisition of HERC, Apache added proved reserves of 66 Bcfe domestically and 64 Bcfe in Australia.

     The HERC and Hall-Houston acquisitions complement Apache's existing operations, and represent the Company's emphasis on the acquisition of natural gas properties and an increased commitment to the Gulf of Mexico and Australian regions. The addition of the Hall-Houston properties makes the Gulf of Mexico the Company's largest producing region. HERC's reserves fit well with Apache's existing interests in Oklahoma and the Carnarvon Basin offshore Western Australia. Domestically, nearly two-thirds of the value of HERC's properties are concentrated in Oklahoma, where Apache is already the largest independent gas producer. HERC's operations in Western Australia, including the Harriet complex of oil and natural gas fields, provide Apache with the reserves and infrastructure required for the commercial development of its other Australian interests.

     During 1993, Apache also acquired 11 MMboe of proved reserves through 71 smaller, non-strategic acquisitions for an aggregate consideration of $76.5 million. Apache also sold $3.3 million of its non-strategic properties during 1993.

EXPLORATION AND PRODUCTION

     The Company's domestic exploration and production activities are divided into five operating regions, the Gulf of Mexico, Midcontinent, Permian Basin, Gulf Coast and Rocky Mountain regions. Approximately 95 percent of the Company's proved reserves are located in its five domestic operating regions. Internationally, the Company conducts its Australian exploration and production and its Indonesian exploration through its

Australian region. Apache's other international interests are directed by the Company and its subsidiaries through the Company's principal offices located in Houston, Texas.

     GULF OF MEXICO. As a result of Apache's acquisitions of Matagorda Island Blocks 681 and 682 in late 1992 and the Hall-Houston acquisition in 1993, the Gulf of Mexico has become Apache's largest producing region. Because of the growth resulting from these acquisitions, Apache divided its former Gulf Coast region into two regions: Gulf of Mexico and Gulf Coast. The Gulf of Mexico region encompasses all of Apache's interests in properties offshore Texas, Louisiana and Alabama. As a result of acquisitions, Apache's reserves in the region increased 77 percent during 1993. Apache increased its production in the Gulf of Mexico to 150 MMcf of gas per day by year end, double that of a year earlier.

     The Gulf of Mexico region encompasses 219,009 net acres, located in both state and federal waters, and accounts for 47.9 MMboe, or 21 percent, of the Company's year-end 1993 reserves. Apache participated in 23 wells which were drilled in the region during the year, 15 of which were completed as producers. The Company performed 11 workover and recompletion operations in the region during 1993.

     MIDCONTINENT. Apache's Midcontinent region is known for its sizeable position in the Anadarko Basin. Apache has drilled and operated in the Anadarko Basin for over three decades, developing an extensive database of geologic information and a substantial acreage position. In 1993, Apache enhanced its position through the acquisition of HERC, a company with significant acreage and producing interests in the Anadarko Basin.

     At December 31, 1993, Apache held an interest in 236,063 net acres in the region, which accounted for approximately 62 MMboe, or 27 percent, of Apache's total proved reserves. Apache participated in 101 wells which were drilled in the Midcontinent region during the year, 91 of which were completed as producing wells. The Company performed 26 workover and recompletion operations in the region during 1993.

     PERMIAN BASIN. The Permian Basin of West Texas and New Mexico remained an important region to Apache in 1993, generating 19 percent of the Company's production revenues for the year. As of December 31, 1993, Apache held an interest in 167,529 net acres in the region, which accounted for 49.1 MMboe, or 21 percent, of the Company's total proved reserves. Apache operations in the Permian Basin focused primarily on workovers and recompletions, which totaled 76 for the year. Compared with 1992, Apache nearly doubled its drilling activity in the region during 1993, with 14 of the 19 wells drilled in the region completed as producers.

     GULF COAST. The Gulf Coast region encompasses the Texas and Louisiana coasts and central Texas. In 1993, the region was one of the most prominent in the Company in the number of workover and recompletion projects completed and the number of wells drilled. Apache participated in 77 wells drilled in the Gulf Coast region during the year, 64 of which were completed as producers, including 40 Austin Chalk wells in central Texas, 38 of which were productive. The Company performed 140 workover and recompletion operations during 1993 in the Gulf Coast region. The region encompasses approximately 126,485 net acres, and accounts for
33.5 MMboe, or 14 percent, of the Company's year-end 1993 total proved reserves.

     ROCKY MOUNTAIN. In the Rocky Mountain region, Apache currently emphasizes oil enhancement opportunities, having conducted 115 development projects in 1993. At year-end 1993, Apache held an interest in 429,090 net acres in the region, which accounted for approximately 26.9 MMboe, or 12 percent, of the Company's total proved reserves. Apache participated in 46 wells in the region during the year, 26 of which were productive.

     AUSTRALIA. The state of Western Australia has become an important region to Apache following the successful completion of the HERC acquisition. For additional operating efficiencies, Apache consolidated its Australian properties, acquired in 1991, with HERC's operations, which are headquartered in Perth, Western Australia, during the fourth quarter of 1993.

     As of December 31, 1993, Apache held 3,297,310 net developed and undeveloped acres in Western Australia. Australian reserves accounted for 11.6 MMboe, or five percent, of the Company's total proved reserves at year end. Through HERC and its subsidiaries, Apache also owns a 22.5-percent interest in and operates the Harriet Gas Gathering Project, a gas processing and compression facility with a throughput capacity of 80 MMcfd, and a 60-mile, 12-inch offshore pipeline with a throughput capacity of 175 MMcfd. The facilities are located in close proximity to HERC's producing properties offshore in the Carnarvon Basin. HERC acts as operator for most of its properties in Western Australia through its Australian subsidiary, Hadson Energy Limited.

     During 1993, Apache's international subsidiary, Apache International, Inc., focused primarily on exploratory drilling in Western Australia, participating in three wells for the year, two of which were productive. Although the wells indicated the presence of a new natural gas and gas condensate field, the economic potential of the field cannot be determined until completion of a feasibility study currently in progress.

     OTHER INTERNATIONAL OPERATIONS. Outside of Australia, Apache's international interests currently consist only of exploration interests. In 1993, Apache continued to emphasize activities in Indonesia, expanded into Egypt, and continued to reduce its focus on France, Angola, and The Congo, while retaining an interest in the Foxtrot project offshore the Ivory Coast.

     In early 1993, Apache took over as operator and increased its interest in the Java Sea IV block offshore Indonesia and the Padang Panjang block on the island of Sumatra, Indonesia. Following the HERC merger, operations for both blocks were consolidated with those for the Bentu block on Sumatra which are conducted by a subsidiary of HERC. Three exploratory wells are expected to be drilled in Indonesia in 1994.

     In May 1993, Apache acquired a 50-percent interest in the two-million acre Qarun block in the western desert of Egypt which is operated by Phoenix Resources Company of Qarun. The acquisition of seismic data has concluded and an exploratory well is scheduled to be drilled in 1994.

     In January 1994, Apache entered into an agreement with XCL-China, Ltd., a subsidiary of The Exploration Company of Louisiana, to acquire a one-third interest in the Zhao Dong block located in the Bohai Bay shallow water area offshore the People's Republic of China. The contract area contains approximately 48,670 undeveloped acres (16,200 acres net to Apache) and involves a work commitment to acquire new seismic data and drill three exploratory wells during the exploratory phase which began in May 1993. Under the contract, the first exploratory well must be spudded within 15 months of May 1993 and is planned for the second quarter of 1994.

OIL AND NATURAL GAS MARKETING

     Apache markets approximately 85 percent of its domestic natural gas on the spot market through Natural Gas Clearinghouse (NGC) or through market responsive contracts with other parties; the remaining 15 percent is sold into long-term, premium-priced contracts. Sales to NGC accounted for 36 percent of the Company's oil and gas revenues in 1993. Effective April 1, 1993, Apache and NGC agreed to extend the term of their existing natural gas marketing agreement under which NGC will continue to market substantially all of Apache's domestic spot market gas production. The Company believes that if the NGC contract were terminated, it would not have a material adverse effect on the Company due to the existence of alternative purchasers.

     In 1992, Apache assumed its own domestic crude oil marketing operations. Most of Apache's crude oil production is sold through lease-level marketing to refiners, traders and transporters, generally under 30-day contracts that renew automatically until canceled. Although effective January 1, 1993, Apache ended its prior arrangement to sell to Amoco Production Company (Amoco) substantially all of the oil produced from the MW Petroleum Corporation (MW) properties, sales to Amoco constituted 11-percent of the Company's oil and gas revenues during the year. Oil production from the MW properties is now marketed through Apache's internal crude oil marketing group.

     In Australia, HERC's existing proved gas reserves are dedicated to the State Energy Commission of Western Australia (SECWA) under a long-term contract that provides for the sale of 123 Bcf (approximately 28 Bcf net to HERC) over an initial period of up to 10 years. The agreement contains take-or-pay provisions that require SECWA to purchase a minimum of 26 MMcfd (approximately 6 MMcfd net to HERC) through

July 1994, and 35 MMcfd through the remainder of the contract term at a stated minimum price that escalates with the Western Australia consumer price index. If for any reason the SECWA contract were canceled, HERC might not be able to find other markets for its Carnarvon Basin gas.

     HERC markets all oil and natural gas liquids produced from its interests in the Harriet field through a contract with Marubeni International Petroleum (Singapore) Pte Limited (Marubeni), which was extended in 1993. Pricing under the contract represents a fixed premium to the average of the quoted spot market prices of Tapis and Dubai crude oil, with payment made in U.S. dollars. Production sold under this contract in 1993 realized an average price of $18.53 per barrel (exclusive of the impact of hedging activities). The Company believes that if this contract were terminated, it would not have a material adverse effect on the Company due to the demand for Australian crude oil and the existence of alternative purchasers.

OIL AND NATURAL GAS PRICES

     Natural gas prices remained volatile and continued to behave independently of historical seasonal patterns in 1993. Until recently, demand for natural gas has tended to be seasonal in nature, with peak demand and higher prices occurring in the colder winter months. In 1992, this linkage was lost: after plummeting to a 13-year low near the peak of the winter heating season, prices defied normal summer and fall seasonal patterns, climbing to a seven-year high. Although natural gas prices remained volatile in 1993, Apache's average realized gas price of $2.03 per Mcf for the year was 15 percent above the prior-year average of $1.76 per Mcf.

     Due to the escalating price contract with SECWA, HERC's natural gas production in Western Australia is not subject to the same degree of price volatility as is its domestic gas production, however, natural gas sales under the SECWA contract represented only about two percent of the Company's total natural gas sales at year end. In 1993, the price received for production under the contract averaged $1.79 per Mcf.

     Oil prices, especially vulnerable to unpredictable political and economic forces, remained volatile in 1993 and declined steeply in the fourth quarter of 1993. Management believes that, absent a comprehensive U.S. energy policy, oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC) and events in the Middle East. Although levels of production maintained by OPEC member countries and other major oil producing countries continue to impede crude oil price improvements in the near term, management is unable to determine whether the sharply lower oil prices prevailing in the fourth quarter of 1993 will be a relatively short-term experience or if such prices represent a longer-term shift in the crude oil market.

     Apache's worldwide crude oil price averaged $16.78 per barrel in 1993, eight percent lower than the average price of $18.16 per bbl in 1992. Apache's average crude oil price for its Australian production, including production sold under the Marubeni contract, was $19.24 per barrel in 1993.

     Terms of the acquisition of MW from Amoco included a crude oil price support mechanism that expired in mid-1993 and that buffered the Company from price volatility during the peak debt exposure from the acquisition financing. The transaction also created an oil and gas price sharing provision under which certain price sharing payments are due to Amoco. Pursuant to this provision, to the extent that oil prices exceed specified reference prices that rise to $33.13 per barrel over the eight-year period ending June 30, 1999, and to the extent that gas prices exceed specified reference prices that rise to $2.68 per Mcf over the five-year period ending June 30, 1996, Apache will share the excess price realization with Amoco on a portion of the MW production.

     From time to time, Apache buys or sells contracts for the future delivery of oil or gas to hedge a limited portion of its production against exposure to spot market price changes. See Note 8 to the Company's financial statements under Item 8 below.

     The Company's business will be affected by future worldwide changes in oil and gas prices and the relationship between the prices of oil and gas. No assurance can be given as to the trend in, or level of, future oil and gas prices.

RESERVE VALUE CEILING TEST

     Under the Securities and Exchange Commission's full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities. The Company had no write-downs because of ceiling test limitations during 1993.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     The Company's exploration, production and marketing operations are regulated extensively at the federal, state and local levels, as well as by other countries in which the Company does business. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, hydrocarbon-producing states have statutes or regulations addressing conservation practices and the protection of correlative rights, and such regulations may affect Apache's operations and limit the quantity of hydrocarbons Apache may produce and sell. Other regulated matters include marketing, pricing, transportation, and valuation of royalty payments.

     Among other regulated matters on the federal level, the Federal Energy Regulatory Commission (FERC) regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act (NGPA). Apache, as a producer and seller of gas, remains subject to FERC's jurisdiction only to a limited extent as a result of a few remaining regulated gas sales. Apache's other gas sales are deregulated under the NGPA or Natural Gas Wellhead Decontrol Act.

     Apache's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. The effect of these orders has been to enable the Company to market its natural gas production to purchasers other than the interstate pipelines located in the vicinity of its producing properties. The Company is not able to fully determine what impact the new regulations will have on its operations, but it generally believes that the changes will improve the Company's access to transportation and enhance the marketability of its natural gas production. To date, Apache has not experienced any material adverse effect on gas marketing as a result of these FERC orders; however, the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on its future gas marketing.

ENVIRONMENTAL MATTERS

     Apache, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater.

     Apache maintains insurance coverages which it believes are customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1993, which would have a material impact upon the Company's financial position or results of operations.

     Apache has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. Apache has established policies for continuing compliance with environmental laws and regulations, including regulations applicable to its operations in Australia and other countries. Apache has also established operational procedures designed to limit the environmental impact of its field facilities. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters; however, the Company does not believe any such additional expenses are material to its financial position or results of operations.

     Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Apache any differently, or to any greater or lesser extent, than other companies in the industry. Apache does not believe that compliance with federal, state, local or foreign country provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

COMPETITION

     The oil and gas industry is highly competitive. Because oil and gas are fungible commodities, the principal form of competition with respect to product sales is price competition. Apache strives to maintain the lowest finding and production costs possible to maximize profits.

     As an independent oil and gas company, Apache frequently competes for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with substantially larger financial and other resources than Apache possesses. Moreover, many competitors have established strategic long-term positions and maintain strong governmental relationships in countries in which the Company may seek new entry. Apache expects this high degree of competition to continue.

EMPLOYEES

     On December 31, 1993, Apache had 984 full-time employees.

OFFICES

     Apache's principal executive office is located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. The Company maintains regional exploration and production offices in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Perth, Western Australia.

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

ACREAGE

     The developed and undeveloped acreage, including both domestic leases and international production and exploration rights that Apache held as of December 31, 1993, are as follows:

                                                 UNDEVELOPED ACREAGE          DEVELOPED ACREAGE
                                               ------------------------     ---------------------
                                                 GROSS           NET          GROSS         NET
                                                 ACRES          ACRES         ACRES        ACRES
                                               ----------     ---------     ---------     -------
GULF OF MEXICO
  Alabama....................................          --            --        37,469       7,704
  Louisiana..................................      45,095        26,739       278,678      81,263
  Texas......................................      86,463        41,808       233,934      61,495
                                               ----------     ---------     ---------     -------
  Total......................................     131,558        68,547       550,081     150,462
                                               ----------     ---------     ---------     -------
MIDCONTINENT
  Arkansas...................................          40            10         2,549           9
  Louisiana..................................       1,711         1,126        14,648      10,681
  Oklahoma...................................      56,376        20,182       424,260     158,389
  Texas......................................      24,808        13,401        54,031      32,265
                                               ----------     ---------     ---------     -------
  Total......................................      82,935        34,719       495,488     201,344
                                               ----------     ---------     ---------     -------
PERMIAN BASIN
  New Mexico.................................      14,830         7,188        78,175      25,278
  Texas......................................     103,584        53,601       104,039      81,462
                                               ----------     ---------     ---------     -------
  Total......................................     118,414        60,789       182,214     106,740
                                               ----------     ---------     ---------     -------
GULF COAST
  Alabama....................................         780           167           483         204
  Florida....................................       1,810           240            --          --
  Louisiana..................................      10,759         6,656        49,658      21,059
  Mississippi................................       7,470         1,324         9,945       1,992
  New Mexico.................................         640           640         3,632       1,510
  Texas......................................      47,925        21,229       189,441      71,464
                                               ----------     ---------     ---------     -------
  Total......................................      69,384        30,256       253,159      96,229
                                               ----------     ---------     ---------     -------
ROCKY MOUNTAIN
  California.................................         968           575           480         178
  Colorado...................................      48,619        22,127         1,040         920
  Kansas.....................................      14,515         5,351           750         713
  Michigan...................................         160            22            40           6
  Montana....................................      46,539        19,286         6,064       2,350
  Nebraska...................................      11,699         4,787            80          10
  Nevada.....................................     145,099        64,979         1,720         913
  New Mexico.................................      72,391        47,527        34,671      27,037
  North Dakota...............................     155,443        62,613        53,890      21,784
  South Dakota...............................       4,639         1,196         3,480       2,330
  Utah.......................................       6,997         1,763         1,680       1,018
  Wyoming....................................     276,990       125,296        31,101      16,309
                                               ----------     ---------     ---------     -------
  Total......................................     784,059       355,522       134,996      73,568
                                               ----------     ---------     ---------     -------
TOTAL DOMESTIC...............................   1,186,350       549,833     1,615,938     628,343
                                               ----------     ---------     ---------     -------
INTERNATIONAL
  Australia..................................   6,613,500     3,244,760       280,460      52,550
  The Congo..................................     236,228        47,245            --          --
  Indonesia..................................   5,250,258     3,276,407            --          --
  Egypt......................................   1,927,380       963,690            --          --
                                               ----------     ---------     ---------     -------
TOTAL INTERNATIONAL..........................  14,027,366     7,532,102       280,460      52,550
                                               ----------     ---------     ---------     -------
TOTAL COMPANY................................  15,213,716     8,081,935     1,896,398     680,893
                                               ----------     ---------     ---------     -------
                                               ----------     ---------     ---------     -------

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 1993, is set forth below.

                                                             GAS                       OIL
                                                      -----------------         -----------------
                                                      GROSS        NET          GROSS        NET
                                                      -----       -----         -----       -----
Gulf of Mexico......................................    430          85            40          14
Midcontinent........................................  1,511         447           275          82
Permian Basin.......................................    455         131         2,240         782
Gulf Coast..........................................    626         289         1,088         832
Rocky Mountain......................................    113          83           782         434
International.......................................      5           1            25           4
                                                      -----       -----         -----       -----
Total...............................................  3,140       1,036         4,450       2,148
                                                      =====       =====         =====       =====

GROSS WELLS DRILLED

     The following table sets forth the number of gross exploratory and gross development wells drilled in the last three fiscal years in which the Company participated. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 1993, the Company was participating in 26 wells in the process of drilling.

                                                   EXPLORATORY                      DEVELOPMENTAL
                                          -----------------------------     -----------------------------
1993                                      PRODUCTIVE     DRY      TOTAL     PRODUCTIVE     DRY      TOTAL
- ----------------------------------------  ----------     ----     -----     ----------     ----     -----
Domestic................................       12          19       31          198          37       235
International...........................        3           5        8           --          --        --
                                              ---        ----     -----       -----        ----     -----
Total...................................       15          24       39          198          37       235
                                              ===        ===       ===        =====        ====     =====
1992
- ----------------------------------------
Domestic................................       10          32       42          145          16       161
International...........................       --           6        6           --          --        --
                                              ---        ----     -----       -----        ----     -----
Total...................................       10          38       48          145          16       161
                                              ===        ===       ===        =====        ====     =====
1991
- ----------------------------------------
Domestic................................       18          11       29           73          18        91
International...........................        1           1        2            2          --         2
                                              ---        ----     -----       -----        ----     -----
Total...................................       19          12       31           75          18        93
                                              ===        ===       ===        =====        ====     =====

NET WELLS DRILLED

     The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache.

                                                   EXPLORATORY                      DEVELOPMENTAL
                                          -----------------------------     -----------------------------
1993                                      PRODUCTIVE     DRY      TOTAL     PRODUCTIVE     DRY      TOTAL
- ----------------------------------------  ----------     ----     -----     ----------     ----     -----
Domestic................................      4.2        10.4     14.6         90.4        22.2     112.6
International...........................      0.6         1.3      1.9           --          --        --
                                              ---        ----     -----       -----        ----     -----
Total...................................      4.8        11.7     16.5         90.4        22.2     112.6
                                              ===        ===       ===        =====        ====     =====
1992
- ----------------------------------------
Domestic................................      3.2        16.6     19.8         60.1         8.0      68.1
International...........................       --         1.1      1.1           --          --        --
                                              ---        ----     -----       -----        ----     -----
Total...................................      3.2        17.7     20.9         60.1         8.0      68.1
                                              ===        ===       ===        =====        ====     =====

                                                   EXPLORATORY                      DEVELOPMENTAL
                                          -----------------------------     -----------------------------
1991                                      PRODUCTIVE     DRY      TOTAL     PRODUCTIVE     DRY      TOTAL
- ----------------------------------------  ----------     ----     -----     ----------     ----     -----
Domestic................................      9.3         7.5     16.8         32.0        10.1      42.1
International...........................      0.1         0.2      0.3          0.2          --       0.2
                                              ---        ----    -----        -----        ----     -----
Total...................................      9.4         7.7     17.1         32.2        10.1      42.3
                                             ====        ====    =====        =====        ====     =====

PRODUCTION AND PRICING DATA

     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Company, average production costs and average sales prices.

                                         PRODUCTION                                        AVERAGE SALES PRICE
                                ----------------------------        AVG.        -----------------------------------------
 YEAR ENDED                      OIL       NGLS        GAS       PRODUCTION          OIL            NGLS          GAS
DECEMBER 31,                    (MBBLS)   (MBBLS)    (MMCF)     COST PER BOE      (PER BBL)       (PER BBL)     (PER MCF)
- ------------                    ------    -------    -------    ------------    ------------    ------------    ---------
   1993........................ 12,294      486      110,622       $ 4.10          $   16.78       $   12.35      $2.03
   1992........................ 12,056      533       95,982         4.38              18.16           12.34       1.76
   1991........................  7,764      630      104,621         3.54              18.40           11.23       1.58

ESTIMATED RESERVES AND RESERVE VALUE INFORMATION

     The following information relating to estimated reserve quantities, reserve values and discounted future net revenues is derived from, and qualified in its entirety by reference to, the more complete reserve and revenue information and assumptions included in the Company's financial statements under Item 8 below. The Company's estimates of proved reserve quantities of its domestic properties and certain international properties have been subject to review by Ryder Scott Company Petroleum Engineers. The Company's estimates of proved reserve quantities of its Western Australia properties held through Hadson Energy Limited have been subject to review by Intera Information Technologies Inc. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates only and should not be construed as being exact. See Supplemental Oil and Gas Disclosures under Item 8 below.

     The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 1993, 1992 and 1991.

                                                                             OIL, NGLS AND
                                                           NATURAL GAS        CONDENSATE
         1993                                                 (BCF)            (MMBBLS)
        -------------------------------------------------  -----------       -------------
        Developed........................................     720.7               79.4
        Undeveloped......................................     127.5               10.3
                                                              -----               ----
        Total............................................     848.2               89.7
                                                              =====               ====
        1992
        -------------------------------------------------
        Developed........................................     585.4               73.1
        Undeveloped......................................      57.9                7.6
                                                              -----               ----
        Total............................................     643.3               80.7
                                                              =====               ====
        1991
        -------------------------------------------------
        Developed........................................     549.7               69.2
        Undeveloped......................................      52.3               10.6
                                                              -----               ----
        Total............................................     602.0               79.8
                                                              =====               ====

     The following table sets forth the estimated future value of all proved reserves of the Company, and proved developed reserves of the Company, as of December 31, 1993, 1992 and 1991. Future reserve values are based on year-end prices except in those instances where the sale of gas and oil is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes, and future development costs are based on current costs with no escalations.

                                                                         PRESENT VALUE OF
                                                                             ESTIMATED
                                                                        FUTURE NET REVENUES
                                                                        BEFORE INCOME TAXES
                                           ESTIMATED FUTURE              (DISCOUNTED AT 10
                                             NET REVENUES                    PERCENT)
                                       -------------------------     -------------------------
                                                        PROVED                        PROVED
DECEMBER 31,                             PROVED       DEVELOPED        PROVED       DEVELOPED
- ------------                           ----------     ----------     ----------     ----------
                                                           (IN THOUSANDS)

   1993..............................  $2,074,505     $1,783,187     $1,359,117     $1,189,268
   1992..............................   1,747,113      1,581,853      1,062,558        987,497
   1991..............................   1,611,044      1,447,025        997,973        930,038

     At December 31, 1993, estimated future net revenues expected to be received from all proved reserves of the Company, and from proved developed reserves of the Company, were as follows:

                                                                                  PROVED
DECEMBER 31,                                                       PROVED        DEVELOPED
- ------------                                                     -----------    -----------
                                                                       (IN THOUSANDS)

   1994......................................................    $   321,507    $   332,722
   1995......................................................        312,749        258,091
   1996......................................................        258,554        206,130
   Thereafter................................................      1,181,695        986,244
                                                                 -----------    -----------
   Total.....................................................    $ 2,074,505    $ 1,783,187
                                                                 ===========    ===========

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 1993, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the Securities and Exchange Commission (Commission) guidelines and do not reflect current prices. Since January 1, 1993, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency other than the Commission and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

TITLE TO INTERESTS

     The Company believes that its title to the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and gas industry, subject only to immaterial exceptions which do not detract substantially from the value of the interests or materially interfere with their use in the Company's operations. The interests owned by the Company may be subject to one or more royalty, overriding royalty and other outstanding interests customary in the industry. The interests may additionally be subject to burdens such as net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

     The information set forth under the caption "Litigation" in Note 8 to the Company's financial statements under Item 8 below is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Apache common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding Apache common stock for 1993 and 1992. Prices shown are from the New York Stock Exchange Composite Transactions Reporting System.

                                                        1993                          1992
                                               --------------------------       -------------------------
                                                PRICE RANGE                       PRICE RANGE
                                               --------------   DIVIDENDS         -----------         DIVIDENDS
                                               HIGH       LOW    PER SHARE       HIGH      LOW      PER SHARE
                                               ----       ----   ---------       ----      ----     ---------
First Quarter...............................  $26 1/4   $17 5/8   $0.07       $15 7/8    $ 12       $0.07
Second Quarter..............................   30 1/4    24 3/8    0.07        18 1/8      13 7/8    0.07
Third Quarter...............................   33 1/2    26 3/8    0.07        22 1/8      15 1/2    0.07
Fourth Quarter..............................   31 1/4    20 3/8    0.07        21 3/8      17 1/8    0.07

     The closing price per share of Apache common stock as reported on the New York Stock Exchange Composite Transactions Reporting System for March 17, 1994, was $26 1/8. At December 31, 1993, there were 61,085,414 shares of Apache common stock outstanding, held by 10,970 shareholders of record and approximately 30,000 beneficial owners.

     Each share of Apache common stock also represents one common stock purchase right which, under certain circumstances, would entitle the holder to acquire additional shares of common stock. See Note 5 to the Company's financial statements under Item 8 below.

     The Company has paid cash dividends on its common stock for 108 consecutive quarters and intends to continue the payment of dividends at current levels, although future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 1993, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------
                                       1993(1)         1992        1991(2)        1990        1989
                                      ----------    ----------    ----------    --------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues....................... $  466,638    $  454,300    $  356,930    $273,410    $246,850
Net income...........................     37,334        47,776        34,615      40,297      22,122
Net income per common share..........        .70          1.02           .76         .90         .64
Cash dividends per common share......        .28           .28           .28         .28         .28
BALANCE SHEET DATA
Working capital (deficit)............ $  (62,450)   $  (43,775)   $  (55,023)   $ 15,678    $ 24,585
Total assets.........................  1,592,407     1,218,704     1,209,291     829,634     764,368
Long-term debt.......................    453,009       454,373       490,988     194,781     195,622
Shareholders' equity.................    785,854       475,209       439,941     386,780     350,263
Common shares outstanding at end of
  year...............................     61,085        46,936        46,855      44,694      43,949

- ---------------

(1) Includes financial data for HERC after June 30, 1993, and for Hall-Houston after July 31, 1993. See Note 1 to the Company's financial statements under
     Item 8 below.

(2) Includes financial data for MW after June 30, 1991. See Note 1 to the Company's financial statements under Item 8 below.

     Reference is made to Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," for a discussion of significant acquisitions and to the Summary of Significant Accounting Policies and Notes 1 and 2 to the Company's financial statements under Item 8 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache's financial performance during 1993 is best understood in light of the following factors:

     GAIN FROM SALE IN PRIOR YEAR -- The Company's 1992 income reflects an $18.5 million after-tax gain on the sale of the Company's interest in NGC and $2.7 million attributable to the Company's equity in NGC's earnings.

     NON-CASH CHARGES -- With a reduced probability of establishing commercial operations on certain West African concessions, Apache took a $6.7 million third-quarter write-down that reduced net income by $4.3 million, or $.08 per share. Due to the third quarter enactment of tax legislation increasing the federal corporate income tax rate, Apache also took a $3.5 million third-quarter charge to income in restating deferred taxes as required under Statement of Financial Accounting Standards No. 109. The one-time charge reduced net income by $.07 per share.

     COMMODITY PRICES -- As compared to 1992, the current year's performance benefitted from generally higher natural gas prices but suffered from a steep decline in oil prices during the fourth quarter. Although natural gas prices remained volatile and continued to deviate from seasonal patterns, Apache's average realized natural gas price for 1993 was up 15 percent over 1992. Improved gas prices were significantly offset by a downturn in oil prices in the fourth quarter, which caused Apache's 1993 average realized oil price to decline to a five-year low of $16.78 per barrel.

     PUBLIC STOCK OFFERING; DEBT CONVERSION -- In March 1993, the Company received net proceeds of $131.8 million from its public offering of approximately 5.8 million shares of Apache common stock, and applied proceeds to repay all outstanding debt under its revolving bank credit facility. In September 1993, holders converted approximately $150 million of Apache's
7 1/2-percent convertible subordinated debentures due 2000 into approximately
7.8 million shares of Apache common stock. These transactions increased the weighted average shares of Apache common stock outstanding during the year by
6.6 million shares and reduced outstanding debt by $281.8 million, with a corresponding reduction in interest expense. This debt reduction was offset, however, by bank debt incurred to fund acquisitions during 1993.

     ACQUISITIONS -- In 1993, Apache acquired HERC and substantially all of Hall-Houston's producing properties in the Gulf of Mexico for an aggregate of $211.7 million. Although the impact of these acquisitions on 1993 performance was not as dramatic as the impact of the MW acquisition on 1992's performance, the production, expenses and cash flow from the newly acquired properties nonetheless contributed significantly to the year's outcome, combining to add approximately $34 million to 1993 revenue. In addition, the Company's 1993 performance reflects a full 12 months of ownership of Apache's 93-percent working interest in Matagorda Island Blocks 681 and 682 in the Gulf of Mexico acquired from Shell Offshore Inc. during the fourth quarter of 1992.

RESULTS OF OPERATIONS

NET INCOME AND REVENUES

     The Company reported net income for the year of $37.3 million, or $.70 per share, a 22-percent decrease from 1992 earnings of $47.8 million, or $1.02 per share. Significant factors contributing to the lower earnings were after-tax charges to earnings of $7.8 million, or $.15 per share, taken in the third quarter related to international impairments and changes in tax laws, the decline in the Company's realized oil prices during 1993, and the gain recognized during 1992 on the sale of NGC. Excluding only the gain on the 1992 NGC sale, the Company's 1993 earnings increased 28 percent over 1992.

     Revenues for 1993 totaled $466.6 million, or three percent higher than a year ago. Production revenues in 1993 totaled $437.3 million compared to $394.6 million in 1992. Oil and gas revenues were influenced by improved gas prices over 1992, declining second-half oil prices, and the acquisition of HERC and the Hall-

Houston properties in the second half of the year. Revenues from international operations increased 93 percent to $15.5 million with six months of Australian production from the HERC acquisition.

     Natural gas sales contributed $225 million to revenues, up 33 percent from 1992, the result of sustained higher prices and higher production during 1993. During 1992, Apache's average realized gas price ranged from $1.17 per Mcf in February, the lowest price in 13 years, to a high of $2.40 per Mcf in October. Apache's average realized price for 1992 was $1.76 per Mcf. In 1993, prices remained in the higher range established in the latter half of 1992. Apache's average realized price for 1993 was $2.03 per Mcf, up 15 percent over the 1992 average, positively affecting 1993 gas sales by $30.4 million.

     The impact of higher gas prices was augmented by higher gas production in 1993 as compared with 1992. Gas production for the year averaged 303.1 MMcf per day, up 16 percent from 1992, positively affecting gas sales by $25.8 million. This increase is principally the result of production from newly acquired properties, the most significant of which were the offshore properties acquired from Hall-Houston, the additional 93-percent working interest in Matagorda Island Blocks 681 and 682 acquired in 1992, and the properties acquired in the merger with HERC. Combined, these three acquisitions comprised 332 Bcfe of proved reserves at year end and contributed 68 MMcf of gas per day to Apache's 1993 average daily production.

     The impact of increased oil production was offset by lower oil prices in 1993. Oil production contributed $206.3 million to revenues during 1993, six percent below Apache's record $218.9 million in oil sales in 1992. Average daily oil production of approximately 33.7 Mbbls barrels of oil increased two percent over the prior year, positively affecting oil sales by $4.3 million, as acquisitions, continuing workover and recompletion operations, and new drilling in the Permian Basin and along the Austin Chalk trend offset the effects of natural depletion. The Company's average realized oil price of $16.78 per barrel declined eight percent from 1992, negatively affecting oil sales by $16.9 million. Oil sales represented 47 percent of total oil and gas sales in 1993 compared to 55 percent of total oil and gas sales in 1992.

     Revenues from the sale of natural gas liquids and sulfur declined 12 percent from 1992 to $6.0 million, a result of lower prices for natural gas liquids and the sale of the Whitney Canyon gas processing plant in 1992. The sale of natural gas liquids declined from 1.5 Mbbls per day in 1992 to 1.3 Mbbls per day in 1993.

     Revenues from gas gathering, processing and marketing were $25.9 million in 1993, down 10 percent from 1992. The decline primarily reflects the sale of Apache's interest in a gas gathering system in Western Oklahoma in March 1993. As a result, gross margins from gathering, processing and marketing were $4.9 million in 1993, a decline of 32 percent from 1992.

COSTS AND EXPENSES

     Operating costs were up two percent in 1993 to $128.1 million, as a decline in operating costs per barrel of oil equivalent was offset by the impact of increased production. Operating costs include lifting costs, workover expense, and applicable domestic or foreign production taxes. On an equivalent unit of production basis, operating costs declined six percent in 1993 to $4.10 per boe, down from $4.38 per boe in 1992. Apache's declining costs per boe reflect increasing natural gas production and lower production costs associated with the operation of gas-bearing properties as compared with oil-bearing properties. Apache's operating costs were also reduced by refunds of well-control insurance totaling $.7 million and production tax refunds totaling $1.8 million during 1993.

     Depreciation, depletion and amortization (DD&A) expense rose 12 percent year-over-year to $176.3 million due to increased sales of natural gas and increased Australian production. Although Apache's domestic amortization rate of
38.7 percent of sales for 1993 was down slightly from 1992, declining oil prices and the higher costs associated with newly acquired offshore properties, which reflect shorter reserve lives and faster expected payouts, combined to increase Apache's domestic amortization rate in the second half of 1993. Recurring international DD&A increased as a result of substantially increased Australian production.

     International impairments, which rose to $23.2 million in 1993 from $12 million in 1992, included $6.7 million of the Company's investments in West Africa which the Company wrote off in the third quarter of 1993 when it recognized a reduced probability of establishing commercial operations on two of Apache's concessions. The 1993 impairments also included provisions for Apache's investment in the Java Sea (Indonesia) and Nanteau (France).

     Administrative, selling and other costs were down five percent from those incurred in 1992, despite the Company's acquisitions during 1993. The reduction reflects the Company's sustained efforts to contain costs, the incremental administrative costs incurred in the 1992 corporate relocation to Houston, and the integration of MW. In 1993, Apache successfully assimilated the HERC and Hall-Houston properties with minimal additions to its administrative staff. Administrative cost reductions were partially offset, however, by expenses associated with an employee benefit plan based on Apache common stock, which increased in price by approximately 25 percent from year-end 1992 to year-end 1993.

     Net financing costs declined 17 percent in 1993 despite the use of bank debt to fund the HERC and Hall-Houston acquisitions. The decline is primarily attributable to a decline of approximately 100 basis points in Apache's effective interest rate in 1993 as compared with 1992, reflecting a general decline in interest rates and the conversion of Apache's 7 1/2-percent convertible subordinated debentures due 2000 into shares of Apache common stock in September 1993. Interest expense also declined as a result of Apache's repayment of bank debt from a portion of the $131.8 million in net proceeds of its public offering of common stock in March 1993, the successful conversion of approximately $150 million of its 7 1/2-percent convertible subordinated debentures due 2000 and through the redemption of $7 million of 9-percent convertible subordinated debentures due 2001. Debt reductions attributable to the public offering and debt conversion in 1993 were offset by debt incurred in connection with acquisitions. On December 31, 1993, Apache's outstanding debt balance was $462 million, an increase of one percent from $455.5 million on December 31, 1992.

PRIOR-YEAR COMPARATIVE INFORMATION

     The Company's net income for 1992 increased 38 percent over 1991 to $47.8 million, or $1.02 per share. Revenues for 1992 totaled $454.3 million, or 27 percent higher than revenues for 1991. Production revenues for 1992 totaled $394.6 million compared to $316.1 million in 1991. Oil and gas revenues in 1992 were influenced by strong second-half gas prices, a decrease in natural gas production resulting from the disposition of largely gas-bearing properties in 1991 and from curtailments in 1992, and the effect of a full year of oil production from properties included in the MW acquisition.

     Natural gas sales contributed $168.8 million to revenues in 1992, up two percent from 1991, primarily the result of the surge in prices in the second half of the year. For 1992, Apache's average realized gas price was $1.76 per Mcf, up 11 percent over 1991, positively affecting 1992 revenues by $16.9 million.

     Gas production for 1992 totaled 262.2 MMcf per day, down nine percent from 1991, negatively affecting 1992 revenues by $13.7 million. Production declined for several reasons, the most significant of which was Apache's disposition of approximately $187 million of largely gas-bearing properties during 1991 and 1992 following the MW acquisition. The net effect of Apache's compliance with prorationing legislation enacted during 1992 accounted for an approximate 11-MMcf decrease in average daily gas production. Ordinary reserve depletion and the voluntary curtailment of gas production in Oklahoma and the Gulf of Mexico during the first quarter of 1992 due to low gas prices also reduced production.

     Increased oil production contributed to a record $218.9 million in oil sales during 1992, a 53-percent increase over 1991. Total oil production of 12.1 MMbbls increased 55 percent over the prior year due to the inclusion of a full year's production volumes from the MW properties. The Company's average realized oil price of $18.16 declined one percent from 1991.

     Revenues from the sale of natural gas liquids and sulfur declined 11 percent from 1991 to $6.9 million in 1992, reflecting the sale of the Spindle gas processing plant in late 1991 and the Whitney Canyon plant in 1992.

     Apache's gross margin from gathering, processing and marketing, excluding NGC, was $7.1 million in 1992, which was unchanged from 1991.

     The major nonrecurring factor affecting 1992 revenues was Apache's mid-year sale of its interest in NGC. The Company recognized a gain on the NGC sale of $28.3 million, or $18.5 million after tax. Apache's investment in NGC, which was accounted for using the equity method, contributed $2.7 million to Apache's 1992 net income prior to the sale and $8.2 million to Apache's net income in 1991.

     In July 1991, Apache completed its acquisition of MW for $511.4 million in cash, the assumption of $4.1 million in net liabilities and the issuance of two million shares of Apache common stock. At closing, MW had net proved reserves of 63 MMbbls of oil and 288 Bcf of gas. With the MW acquisition and subsequent disposition of non-strategic properties, Apache effectively doubled its proved reserves and increased the proportion of oil in its total reserves from 21 percent to 44 percent. Also in 1991, the Company accrued the cost of relocating its corporate headquarters to Houston, Texas, resulting in a one-time charge that reduced net income by $7.1 million. Included in other revenues in 1991 was $5.6 million related to a favorable take-or-pay settlement.

     Operating costs, up 37 percent to $125.3 million, reflected 12 months of ownership of the MW properties. On an equivalent unit of production basis, production costs and production taxes rose to $4.38 per boe, up from $3.54 per boe in 1991, reflecting the higher costs associated with MW's predominantly oil-bearing properties.

     In 1992, DD&A expense rose 19 percent from the previous year to $157.5 million due to higher domestic oil and gas sales while the Company's international impairments rose to $12 million. The increase in amortization expense due to higher sales was mitigated, however, by the favorable impact of the MW acquisition, the effect of which decreased the domestic amortization rate on oil and gas production revenues from 40.8 percent in 1991 to 38.8 percent in 1992.

     Administrative, selling and general costs were down 15 percent in 1992 from those incurred in 1991, which included an $11.1 million pre-tax provision for the relocation of the Company's headquarters. Excluding the impact of the 1991 relocation provision, the Company's administrative, selling and other costs for 1992 increased 16 percent over 1991, reflecting the cost of administering MW's properties for a full year, the continued cost of integrating the MW properties, and the incurrence of $2.7 million in additional relocation expenses in 1992.

     Although Apache reduced its outstanding debt from $495.7 million at year-end 1991 to $455.5 million at year-end 1992, interest expense rose 15 percent in 1992 as compared with 1991, which included only six months of interest on the MW acquisition debt. Debt reduction during the year and lower interest rates contributed to a 22-percent decrease in average monthly interest expense in 1992 as compared to the second half of 1991. Amortization of loan costs nearly doubled in 1992, reflecting costs of the MW debt and the issuance of additional senior debt in 1992.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, and payment of dividends. The Company generally funds its exploration and development activities through internally generated cash flows and budgets its capital expenditures based upon projected cash flows. Apache routinely adjusts its capital expenditures in response to changes in oil and gas prices and corresponding changes in cash flow.

     Expenditures for exploration and development increased to $218.9 million in 1993 from $136.7 million in 1992. Apache completed 213 producing wells out of 274 wells drilled during the year compared with 209 wells drilled in 1992, of which 155 were completed as producers. Expenditures for exploration and development in 1994, including workover and recompletion operations, are anticipated to be $240 million, including $25 million relating to international operations, and will be reviewed quarterly in light of oil and gas prices.

     Cash expenditures for acquisitions during 1993 were $260.9 million, compared to $63 million in 1992, which included the $57.4-million acquisition of an additional 93-percent working interest in Matagorda Island Blocks 681 and 682 from Shell Offshore Inc. in November 1992. The cost of acquisitions, including the value of the shares issued and liabilities added through the merger of HERC, totaled $324.6 million in 1993. Apache's most significant transactions during 1993 were its acquisitions of oil and gas properties from Hall-

Houston for $113.7 million in cash and the acquisition of HERC. Apache acquired all of the outstanding stock of HERC for approximately $98 million, which included the issuance of 307,977 shares of Apache common stock (305,003 shares in 1993) and cash payments to HERC stockholders. Net cash outlays attributable to the acquisition of HERC totaled $70.7 million in 1993. Apache also acquired more than $76.5 million of other properties during 1993, primarily representing purchases of additional working interests in existing Apache properties, including the purchase of Key Production Company's interest in certain properties held by Apache Operating Partnership L.P. prior to its dissolution during the first quarter of 1993.

     Other capital expenditures for 1993 include the purchase of NGC's interest in a gas gathering system in western Oklahoma which was sold in March 1993, in a transaction described under "Capital Resources" below.

     Funds for the 1993 acquisitions were obtained principally from borrowings under the Company's revolving bank credit agreement. The Company aggressively pursues acquisition opportunities as part of its reserve growth strategy. The amount and timing of future funding requirements for acquisitions are dependent upon several factors, including the market for oil and gas properties, and cannot be predicted for the upcoming year.

     At December 31, 1993, Apache had outstanding $240.0 million under its revolving bank credit facility, $41.6 million in additional bank debt consolidated through the HERC acquisition, and an aggregate of $180.4 million in principal amount of other long-term debt, comprised principally of notes and debentures maturing in the years 1997 through 2002. The Company's overall debt increased $6.6 million from December 31, 1992, as borrowing for acquisitions offset the impact of Apache's 1993 equity offering and debenture conversion. In 1993, Apache made cash payments on long-term debt totaling $162 million, of which $1.1 million was scheduled under these debt obligations. Interest payments on the Company's outstanding debt obligations during 1994 are projected (using weighted average balances for floating rate obligations) to be approximately $27 million, while scheduled principal payments for 1994 currently total $9 million.

     Dividends paid during 1993 totaled $14.9 million, up 14 percent from 1992, primarily due to the issuance of approximately 5.8 million shares of Apache common stock in connection with the Company's March 1993 equity offering and the issuance of approximately 7.8 million shares upon conversion of its outstanding 7 1/2-percent convertible subordinated debentures due 2000. The Company's dividend policy currently provides for the payment of regular quarterly dividends at the rate of $.28 per share annually. Although no change in the dividend policy is contemplated for 1994, the declaration and amount of future dividends is dependent upon the Company's cash requirements, applicable debt covenants and other factors deemed relevant by the Board of Directors.

CAPITAL RESOURCES

     The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets.

     Net cash provided by operating activities during 1993 was $225.1 million, up $30.7 million from 1992. The 16-percent improvement in cash flows primarily reflects increased gas production, higher gas prices and reduced interest costs. Future cash flows will be influenced by product prices and production volumes and are not presently ascertainable.

     In March 1993, Apache and NGC completed the sale of their respective interests in a gathering system in western Oklahoma. Apache received gross cash proceeds of approximately $32.2 million in the transaction, of which $16.4 million was attributable to NGC's interest in the system.

     Also in March 1993, Apache completed the public offering of approximately
5.8 million shares of Apache common stock for net proceeds of $131.8 million. In April 1993, Apache applied the proceeds to repay all outstanding debt under its revolving bank credit facility. In October 1993, the borrowing base under Apache's revolving bank credit facility was increased to $400 million. As of December 31, 1993, the Company had reborrowed $240 million under the facility, largely to fund the purchase of the Hall-Houston properties and the HERC acquisition.

     The availability of funds under Apache's $400-million revolving bank credit facility is subject to the maintenance of certain financial covenants by the Company and to periodic redetermination by its bank group based upon the Company's estimated oil and gas reserve values and forecast rates of production. The Company has complied with its financial covenants at all times since the inception of the revolving credit facility in July 1991. The facility matures on April 30, 1996, and, with the lenders' consent, may be extended in one-year increments or converted into a term loan.

     At December 31, 1993, HERC and its wholly-owned subsidiary, Hadson Energy Limited (HEL), each had a credit facility with Bank of Montreal. At year end, credit available under the HERC facility was $26 million, of which $19.6 million was outstanding. The HEL facility had a total of $22 million outstanding at year-end 1993 with repayment to be made in quarterly installments of $2 million each plus interest until repaid in full in July 1996.

     In September 1993, Apache completed the conversion of its 7 1/2-percent convertible subordinated debentures due 2000, resulting in the issuance of approximately 7.8 million shares of Apache common stock. Primarily as a result of the conversion and Apache's March 1993 equity offering, Apache's debt as a percentage of capital declined to 37 percent at December 31, 1993, despite increased bank debt incurred for 1993 acquisitions.

     In May 1992, Apache issued 9.25-percent notes due 2002 in the principal amount of $100 million. Proceeds from the offering were used to reduce bank debt, pay off the 9.5-percent convertible debentures due 1996 and for general corporate purposes. In December 1992, the Company privately placed 3.93-percent convertible notes due 1997 in the principal amount of $75 million. The 3.93-percent notes are not redeemable before maturity and are convertible into Apache common stock at the option of the holders at any time prior to maturity at a conversion price of $27.00 per share. Proceeds from the sale of the 3.93-percent notes were used to repay bank debt.

LIQUIDITY

     The Company had $17.1 million in cash and cash equivalents on hand at December 31, 1993, down from $26.1 million at the end of 1992. The Company's ratio of current assets to current liabilities at year end of .7:1 was unchanged from year-end 1992.

     Management believes that cash on hand at year end, net cash generated from operations and unused available borrowing capacity under the revolving credit facility will be adequate to meet future liquidity needs for at least the next two fiscal years, including satisfying the Company's financial obligations and funding exploration and development operations and routine acquisitions.

FUTURE TRENDS

     Apache intends to continue increasing production and reserves through drilling and property acquisitions. Apache is considering increasing its current borrowing capacity to enhance its ability to pursue additional growth opportunities. Although the Company's future performance is difficult to predict, the following factors are likely to impact its operating results and financial condition in the future.

CONTINUING VOLATILITY OF PRODUCT PRICES

     In 1993, spot market natural gas prices remained volatile and continued to behave independently of historical seasonal patterns, although in a relatively higher range of average monthly prices from approximately $1.79 per Mcf in February to $2.26 per Mcf in December. Spot market oil prices, which are especially vulnerable to complex and unpredictable political and economic forces, also remained volatile in 1993, as Apache's average realized price fluctuated from $18.97 per barrel in April to $12.88 per barrel in December. The recent failure of OPEC to reduce production quotas and the addition of more than one million barrels of oil per day of North Sea crude production suggest that oil prices will not improve in the near term. Management believes that, absent a comprehensive U.S. energy policy, oil prices will continue to fluctuate in response to changes in the policies of OPEC, events in the Middle East and events in certain non-OPEC countries. Management also believes that gas prices will remain volatile and may not necessarily conform to historical cycles based on heating seasons.

ENVIRONMENTAL REGULATION

     The Company operates under numerous state and federal laws regulating the discharge of materials into, and the protection of, the environment. In the ordinary course of business, Apache conducts an ongoing review of the effects of these various environmental laws on its business and operations. The estimated cost of continued compliance with current environmental laws, based upon the information currently available, is not material to the Company's financial position or results of operations. It is impossible to determine whether and to what extent Apache's future performance may be affected by environmental laws; however, management does not believe that such laws will have a material adverse effect on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-30 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Information About Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Voting Securities and Principal Holders" in the Company's proxy statement relating to the Company's 1994 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table," "Option/SAR Grants Table," "Options/SAR Exercises and Year-End Value Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Securities and Principal Holders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Transactions with Officers and Directors" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS INCLUDED IN THIS REPORT:

     1. FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
        Report of independent public accountants....................................... F-1
        Report of management........................................................... F-2
        Statement of consolidated income for each of the three years in the period ended December 31, 1993....................................................... F-3
        Statement of consolidated cash flows for each of the three years in the period ended December 31, 1993....................................................... F-4
        Consolidated balance sheet as of December 31, 1993 and 1992.................... F-5
        Statement of consolidated shareholders' equity for each of the three years in the period ended December 31, 1993............................................ F-7
        Summary of significant accounting policies..................................... F-8
        Notes to consolidated financial statements..................................... F-10
        Supplemental oil and gas disclosures........................................... F-21
        Supplemental quarterly financial data.......................................... F-27

     2. FINANCIAL STATEMENT SCHEDULES

        Schedules V, VI and X are included as pages F-28 through F-30 of this Form 10-K. Schedules I, II, III, IV, VII, VIII, IX, XI, XII and XIII have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

     3. EXHIBITS

    EXHIBIT NO.                                    DESCRIPTION
    -----------                                    -----------
          2.1        -- Stock Purchase Agreement, dated July 1, 1991, between the Registrant and Amoco Production Company (incorporated by reference to Exhibit
                        10.1 to Registrant's Current Report on Form 8-K, dated July 1, 1991,
                        Commission File No. 1-4300, filed on July 19, 1991).
          2.2        -- Form of Acquisition Agreement between Apache Corporation, HERC
                        Acquisition Corporation and Hadson Energy Resources Corporation,
                        dated August 26, 1993, and amended September 28, 1993 (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on
                        Form S-4, Registration No. 33-67954, filed on September 29, 1993).
          2.3        -- Purchase and Sale Agreement between Hall-Houston Oil Company, as seller, and Registrant, as buyer, dated as of June 2, 1993
                        (incorporated by reference to Exhibit 10.1 to Registrant's Current
                        Report on Form 8-K, dated August 31, 1993, Commission File No.
                        1-4300, filed on September 7, 1993).
          2.4        -- Purchase and Sale Agreement between Hall-Houston Oil Company, as seller, and Registrant, as buyer, dated as of August 13, 1993
                        (incorporated by reference to Exhibit 10.2 to Registrant's Current
                        Report on Form 8-K, dated August 31, 1993, Commission File No.
                        1-4300, filed on September 7, 1993).
          2.5        -- Matagorda Island 681 Field Purchase and Sale Agreement with Option to
                        Exchange, dated November 24, 1992, between Shell Offshore Inc., SOI
                        Royalties Inc., and Registrant (incorporated by reference to Exhibit
                        10.7 to Apache Offshore Investment Partnership's Annual Report on
                        Form 10-K for the year ended December 31, 1992, Commission File No.
                        0-13546, filed March 31, 1993).
         *3.1        -- Restated Certificate of Incorporation of the Registrant, dated
                        December 1, 1993, as filed with the Secretary of State of Delaware on
                        December 16, 1993.
          3.2        -- Bylaws of the Registrant, dated as of December 9, 1992 (incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form
                        10-K for the year ended December 31, 1992, Commission file 1-4300, filed on March 10, 1993).
          4.1        -- Form of common stock certificate (incorporated by reference to the
                        Registrant's Registration Statement on Form S-3, Registration No.
                        33-5097, filed on April 23, 1986).
          4.2        -- Rights Agreement, dated as of January 10, 1986, between the
                        Registrant and First Trust Company, Inc., rights agent, relating to the declaration of Rights to the Registrant's common stockholders of record on January 24, 1986 (incorporated by reference to Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1985, Commission File No. 1-4300, filed on March 31,
                        1986).
         10.1        -- Amended and Restated Credit Agreement, dated April 15, 1992, among
                        Registrant, the lenders named therein and The First National Bank of
                        Chicago and Chemical Bank, as agents (incorporated by reference to
                        Exhibit 10.01 to Registrant's Registration Statement on Form S-3,
                        Registration No. 33-47363, filed on April 21, 1992).
         10.2        -- Third Amendment to Amended and Restated Credit Agreement, dated April
                        30, 1993, among Registrant, the lenders named therein and The First
                        National Bank of Chicago and Chemical Bank, as agents (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
                        10-Q for the quarter ended June 30, 1993, Commission File No. 1-4300, filed August 16, 1993).

    EXHIBIT NO.                                    DESCRIPTION
    -----------                                    -----------
        *10.3        -- Fourth Amendment to Amended and Restated Credit Agreement, dated July
                        13, 1993, among Registrant, the lenders named therein and The First
                        National Bank of Chicago and Chemical Bank, as agents.
         10.4        -- Credit Agreement, dated as of July 24, 1992, between Registrant, the lenders named therein and The First National Bank of Chicago, as agent (incorporated by reference to Exhibit 10.1 to Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                        Commission File No. 1-4300, filed on August 14, 1992).
         10.5        -- Credit Agreement, dated as of December 18, 1990, by and between
                        Hadson Energy Resources Corporation, the lenders named therein and
                        Bank of Montreal, as agent (incorporated by reference to Exhibit 10.1 to Hadson Energy Resources Corporation's Annual Report on Form 10-K
                        for the year ended December 31, 1990, Commission File No. 0-18236, filed March 11, 1991).
        *10.6        -- Second Amendment to Credit Agreement, dated as of December 22, 1993, by and between Hadson Energy Resources Corporation, the lenders named therein and Bank of Montreal, as agent.
         10.7        -- Acceptance Agreement, dated as of June 6, 1991, by and between Hadson
                        Energy Limited, the lenders named therein and Bank of Montreal, as agent (incorporated by reference to Hadson Energy Resources
                        Corporation's Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1991, Commission File No. 0-18236, filed August 13, 1991).
        *10.8        -- Second Amendment to Acceptance Agreement, dated as of December 22,
                        1993, by and between Hadson Energy Limited, the lenders named therein and Bank of Montreal, as agent.
         10.9        -- Stock Purchase Agreement, dated July 1, 1991, between the Registrant and Amoco Production Company (incorporated by reference to Exhibit
                        10.1 to Registrant's Current Report on Form 8-K, dated July 1, 1991,
                        Commission File No. 1-4300, filed on July 19, 1991).
         10.10       -- Oil and Gas Hedging Agreement, dated as of July 1, 1991, between the
                        Registrant and Amoco Production Company (incorporated by reference to
                        Exhibit 10.4 to Registrant's Current Report on Form 8-K, dated July
                        1, 1991, Commission File No. 1-4300, filed on July 19, 1991).
         10.11       -- Geotechnical Data Agreement and License, dated July 1, 1991, between the Registrant and Amoco Production Company (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K,
                        dated July 1, 1991, Commission File No. 1-4300, filed on July 19,
                        1991).
        +10.12       -- 1982 Employee Stock Option Plan, as updated in January 1987 to conform to the Tax Reform Act of 1986 (incorporated by reference to
                        Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4300, filed on March
                        27, 1991).
        +10.13       -- Apache Corporation Corporate Administrative Group Incentive Plan,
                        effective as of January 1, 1989 (incorporated by reference to Exhibit
                        10.8 to Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1990, Commission File No. 1-4300, filed on March 27,
                        1991).
       *+10.14       -- First Amendment, dated October 22, 1990, to the Apache Corporation
                        Corporate Administrative Group Incentive Plan.

    EXHIBIT NO.                                    DESCRIPTION
- -------------------- ------------------------------------------------------------------------
        +10.15       -- Apache Corporation 401(k) Retirement/Savings Plan, dated November 16,
                        1989, amended July 9, 1992, effective January 1, 1989 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form
                        10-K for the year ended December 31, 1992, Commission File No.
                        1-4300, filed on March 10, 1993).
       *+10.16       -- Amendment to the Apache Corporation 401(k) Retirement/Savings Plan,
                        dated December 31, 1993.
        +10.17       -- Apache International, Inc. Common Stock Award Plan, dated February
                        12, 1990 (incorporated by reference to Exhibit 10.13 to Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1989,
                        Commission File No. 1-4300, filed on April 2, 1990).
        +10.18       -- Apache Corporation 1990 Phantom Stock Appreciation Plan, dated as of
                        September 28, 1990 (incorporated by reference to Exhibit 10.17 to
                        Registrant's Annual Report on Form 10-K for the year ended December
                        31, 1990, Commission File No. 1-4300, filed on March 27, 1991).
        +10.19       -- Apache Corporation 1990 Stock Incentive Plan, dated as of September
                        28, 1990 (incorporated by reference to Exhibit 10.18 to Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1990,
                        Commission File No. 1-4300, filed on March 27, 1991).
        +10.20       -- Amendment No. 1 to the Apache Corporation 1990 Stock Incentive Plan,
                        dated as of July 17, 1992 (incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No.
                        33-53442, filed on October 19, 1992).
        +10.21       -- Apache Corporation Income Continuance Plan, including Amendment Nos.
                        1 and 2, restated as of February 24, 1988 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the
                        year ended December 31, 1990, Commission File No. 1-4300, filed on
                        March 27, 1991).
        +10.22       -- Apache Corporation 1986 Phantom Stock Appreciation Plan (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form
                        10-K for the year ended December 31, 1990, Commission File No.
                        1-4300, filed on March 27, 1991).
        +10.23       -- Apache Corporation Directors' Deferred Compensation Plan
                        (incorporated by reference to Exhibit 10.21 to Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1990, Commission
                        File No. 1-4300, filed on March 27, 1991).
        +10.24       -- Apache Corporation Phantom Stock Appreciation Plan for Directors,
                        effective as of May 4, 1989 (incorporated by reference to Exhibit
                        10.22 to Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1990, Commission File No. 1-4300, filed on March 27,
                        1991).
        +10.25       -- Apache Corporation Outside Directors' Retirement Plan, effective
                        December 15, 1992 (incorporated by reference to Exhibit 10.25 to
                        Registrant's Annual Report on Form 10-K for the year ended December
                        31, 1992, Commission File No. 1-4300, filed on March 10, 1993).
       *+10.26       -- Apache Corporation Equity Compensation Plan for Non-Employee
                        Directors, adopted February 9, 1994, and form of Restricted Stock
                        Award Agreement.
        +10.27       -- Amended and Restated Employment Agreement, dated December 5, 1990, between the Registrant and Raymond Plank (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the
                        year ended December 31, 1990, Commission File No. 1-4300, filed on
                        March 27, 1991).

    EXHIBIT NO.                                    DESCRIPTION
    -----------                                    -----------
        +10.28       -- Amended and Restated Employment Agreement, dated December 20, 1990, between the Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the
                        year ended December 31, 1990, Commission File No. 1-4300, filed on
                        March 27, 1991).
        +10.29       -- Employment Agreement, dated March 20, 1991, between the Registrant and William J. Johnson (incorporated by reference to Exhibit 10.15 to
                        Registrant's Annual Report on Form 10-K for the year ended December
                        31, 1992, Commission File No. 1-4300, filed on March 10, 1993).
       *+10.30       -- Consulting Agreement, dated November 1, 1993, between the Registrant and John A. Kocur.
       *+10.31       -- Consulting Agreement, dated November 10, 1993, between the Registrant and George J. Morgenthaler.
       *+10.32       -- Consulting Agreement, dated March 15, 1994, between the Registrant and Bijan Mossavar-Rahmani.
         *11.1       -- Statement regarding computation of earnings per share of the
                        Registrant's common stock for the year ended December 31, 1993.
         *21.1       -- Subsidiaries of the Registrant.
         *23.1       -- Consent of Arthur Andersen & Co.
         *23.2       -- Consent of Ryder Scott Company Petroleum Engineers.
         *23.3       -- Consent of Intera Information Technologies Inc.

- ---------------
* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.

Note: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant's consolidated assets have been omitted and will be provided to the Commission upon request.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    APACHE CORPORATION

                                            By:      /s/  RAYMOND PLANK
                                                  -------------------------------
                                                       Raymond Plank,
Date: March 21, 1994                        Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

     The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint William J. Johnson, Mark A. Jackson and Clyde E. McKenzie, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm that all said attorneys shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------   ----------------------------   -----------------
             /s/  RAYMOND PLANK                 Chairman and Chief Executive   March 21, 1994
- ---------------------------------------------    Officer (Principal Executive
                  Raymond Plank                  Officer)

            /s/  MARK A. JACKSON                Vice President and Chief       March 21, 1994
- ---------------------------------------------    Accounting Officer
                 Mark A. Jackson                 (Principal Accounting
                                                 Officer)

        /s/  FREDERICK M. BOHEN                 Director                       March 21, 1994
- ---------------------------------------------
             Frederick M. Bohen

           /s/  VIRGIL B. DAY                   Director                       March 21, 1994
- ---------------------------------------------
                Virgil B. Day

         /s/  RANDOLPH M. FERLIC                Director                       March 21, 1994
- ---------------------------------------------
              Randolph M. Ferlic

        /s/  EUGENE C. FIEDOREK                 Director                       March 21, 1994
- ---------------------------------------------
             Eugene C. Fiedorek

         /s/  W. BROOKS FIELDS                  Director                       March 21, 1994
- ---------------------------------------------
              W. Brooks Fields

       /s/  ROBERT V. GISSELBECK                Director                       March 21, 1994
- ---------------------------------------------
            Robert V. Gisselbeck

        /s/  STANLEY K. HATHAWAY                Director                       March 21, 1994
- --------------------------------------------
             Stanley K. Hathaway

        /s/  WILLIAM J. JOHNSON                 Director                       March 21, 1994
- --------------------------------------------
             William J. Johnson

           /s/  JOHN A. KOCUR                   Director                        March 21, 1994
- --------------------------------------------
                John A. Kocur

          /s/  JAY A. PRECOURT                  Director                       March 21, 1994
- --------------------------------------------
               Jay A. Precourt

          /s/  JOSEPH A. RICE                   Director                        March 21, 1994
- --------------------------------------------
               Joseph A. Rice

* Apache Corporation does not have a Principal Financial Officer.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN & CO.

Houston, Texas
February 8, 1994

                              REPORT OF MANAGEMENT

     The financial statements and related financial information of Apache Corporation and Subsidiaries were prepared by and are the responsibility of management. The statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments.

     Management maintains and places reliance on systems of internal control designed to provide reasonable assurance, weighing the costs with the benefits sought, that all transactions are properly recorded in the Company's books and records, that policies and procedures are adhered to and that assets are safeguarded. The systems of internal controls are supported by written policies and guidelines, internal audits and the selection and training of qualified personnel.

     The consolidated financial statements have been audited by Arthur Andersen & Co., independent public accountants. Their audits included developing an overall understanding of the Company's accounting systems, procedures and internal controls and conducting tests and other auditing procedures sufficient to support their opinion on the fairness of the consolidated financial statements.

     The Board of Directors exercises its oversight responsibility for the financial statements through its Audit Committee, composed solely of directors who are not employed by Apache. The Audit Committee meets periodically with management, internal auditors and the independent public accountants to ensure that they are successfully completing designated responsibilities. The internal auditors and independent public accountants have open access to the Audit Committee to discuss auditing and financial reporting issues.

Raymond Plank
Chairman of the Board
and Chief Executive Officer

Mark A. Jackson
Vice President and Chief Accounting Officer

                      APACHE CORPORATION AND SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Oil and gas production revenues........................... $437,342     $394,552     $316,062
  Gathering, processing and marketing revenues..............   25,862       28,594       25,970
  Equity in income of affiliates............................      624        2,695        8,642
  Gain on sale of investment in affiliate...................       --       28,345           --
  Other revenues............................................    2,810          114        6,256
                                                             --------     --------     --------
                                                              466,638      454,300      356,930
                                                             --------     --------     --------
OPERATING EXPENSES:
  Depreciation, depletion and amortization..................  176,335      157,508      132,230
  International impairments.................................   23,200       12,000        3,600
  Operating costs...........................................  128,113      125,337       91,514
  Gathering, processing and marketing costs.................   21,010       21,452       18,909
  Administrative, selling and other.........................   33,193       35,010       41,207
  Financing costs:
     Interest expense.......................................   28,102       35,314       30,737
     Amortization of deferred loan costs....................    3,896        3,888        1,988
     Capitalized interest...................................   (4,764)      (6,035)      (4,967)
     Interest income........................................     (352)        (652)      (2,449)
                                                             --------     --------     --------
                                                              408,733      383,822      312,769
                                                             --------     --------     --------
INCOME BEFORE INCOME TAXES..................................   57,905       70,478       44,161
  Provision for income taxes................................   20,571       22,702        9,546
                                                             --------     --------     --------
NET INCOME.................................................. $ 37,334     $ 47,776     $ 34,615
                                                             --------     --------     --------
                                                             --------     --------     --------
NET INCOME PER COMMON SHARE................................. $    .70     $   1.02     $    .76
                                                             --------     --------     --------
                                                             --------     --------     --------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................   53,534       46,904       45,777
                                                             --------     --------     --------
                                                             --------     --------     --------

     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1993          1992          1991
                                                          ---------     ---------     ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................. $  37,334     $  47,776     $  34,615
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............   176,335       157,508       132,230
     International impairments...........................    23,200        12,000         3,600
     Amortization of deferred loan costs.................     3,896         3,888         1,988
     Provision for deferred income taxes.................    20,571        14,034         4,234
                                                          ---------     ---------     ---------
                                                            261,336       235,206       176,667
  Gain on sale of investment in affiliate................        --       (28,345)           --
  Cash distributions in excess of (less than) earnings of
     affiliates..........................................      (662)        2,650        (2,435)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     (Increase) decrease in receivables..................    (9,590)          356       (12,596)
     (Increase) decrease in advances to oil and
       gas ventures and other............................       137        (3,598)        2,881
     (Increase) decrease in deferred charges and other...    (3,904)       (1,415)         (710)
     Increase (decrease) in payables.....................    (4,152)        2,187       (32,328)
     Increase (decrease) in accrued operating costs......    (8,177)       (8,660)       13,370
     Increase (decrease) in deferred credits and
       noncurrent liabilities............................    (9,915)       (3,983)       11,735
                                                          ---------     ---------     ---------
          Net cash provided by operating activities......   225,073       194,398       156,584
                                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures...............  (218,930)     (136,691)     (111,566)
  Acquisition of oil and gas properties..................  (190,181)      (62,955)     (568,345)
  Noncash portion of net oil and gas property
     additions...........................................     7,104         2,434        28,240
  MW working capital and accrued acquisition costs.......        --            74         9,068
  Purchase of HERC stock, net of cash acquired...........   (70,692)           --            --
  Proceeds from sale of oil and gas properties...........     3,255        37,167       157,018
  Future operating costs for royalty interest sold.......        --            --       (17,000)
  Proceeds from sale of gas gathering system.............    32,201            --            --
  Other capital expenditures, net........................   (30,471)       (7,495)       (3,747)
  Proceeds from sale of investment in affiliate..........        --        50,700            --
  Other, net.............................................     1,145        (1,247)        2,675
                                                          ---------     ---------     ---------
          Net cash used by investing activities..........  (466,569)     (118,013)     (503,657)
                                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings...................................   275,424       266,378       468,005
  Payments on long-term debt.............................  (162,000)     (306,565)     (172,275)
  Dividends paid.........................................   (14,919)      (13,130)      (12,671)
  Proceeds from issuance of common stock.................   134,223           630         1,383
  Payments to acquire treasury stock.....................       (25)           (3)          (15)
  Costs of debt and equity transactions..................      (270)       (3,971)      (16,136)
                                                          ---------     ---------     ---------
          Net cash provided (used) by financing
            activities...................................   232,433       (56,661)      268,291
                                                          ---------     ---------     ---------
  NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS....................................    (9,063)       19,724       (78,782)
  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR...................................    26,127         6,403        85,185
                                                          ---------     ---------     ---------
  CASH AND CASH EQUIVALENTS AT END OF YEAR............... $  17,064     $  26,127     $   6,403
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------

     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                        1993           1992
                                                                     ----------     ----------
                                                                          (IN THOUSANDS)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................  $   17,064     $   26,127
  Receivables......................................................      91,840         75,777
  Inventories......................................................       7,152          6,202
  Advances to oil and gas ventures and other.......................       6,884          5,749
                                                                     ----------     ----------
                                                                        122,940        113,855
                                                                     ----------     ----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
     Proved properties.............................................   2,516,801      1,996,590
     Unproved properties and properties under development,
       not being amortized.........................................     105,597         85,532
  Gas gathering, transmission and processing facilities............      25,809         23,357
  Other............................................................      36,938         24,045
                                                                     ----------     ----------
                                                                      2,685,145      2,129,524
  Less: Accumulated depreciation, depletion and amortization.......  (1,248,685)    (1,057,651)
                                                                     ----------     ----------
                                                                      1,436,460      1,071,873
OTHER ASSETS:
  Investments in affiliates........................................       5,677          5,053
  Deferred charges and other.......................................      27,330         27,923
                                                                     ----------     ----------
                                                                         33,007         32,976
                                                                     ----------     ----------
                                                                     $1,592,407     $1,218,704
                                                                     ----------     ----------
                                                                     ----------     ----------

     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                        1993           1992
                                                                     ----------     ----------
                                                                          (IN THOUSANDS)
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt.............................  $    9,017     $    1,103
  Current portion of advances on gas contracts.....................          --         20,142
  Accounts payable.................................................     118,447         82,064
  Accrued operating expense........................................      17,371         16,446
  Accrued income taxes.............................................       6,048          5,158
  Accrued interest.................................................       2,010          9,011
  Accrued exploration and development..............................      15,083          7,979
  Accrued compensation and benefits................................       9,170          7,405
  Other accrued expenses...........................................       8,244          8,322
                                                                     ----------     ----------
                                                                        185,390        157,630
                                                                     ----------     ----------
LONG-TERM DEBT.....................................................     453,009        454,373
                                                                     ----------     ----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes.....................................................     128,554         83,220
  Advances on gas contracts........................................       3,914          3,039
  Future operating costs for royalty interest sold.................      10,389         13,222
  Other............................................................      25,297         32,011
                                                                     ----------     ----------
                                                                        168,154        131,492
                                                                     ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000 shares authorized,
     62,334,241 and 48,304,154 shares issued, respectively.........      77,918         60,380
  Paid-in capital..................................................     540,155        269,296
  Retained earnings................................................     182,195        160,763
  Treasury stock, at cost, 1,248,827 and 1,367,914 shares,
     respectively..................................................     (14,414)       (15,230)
                                                                     ----------     ----------
                                                                        785,854        475,209
                                                                     ----------     ----------
                                                                     $1,592,407     $1,218,704
                                                                     ----------     ----------
                                                                     ----------     ----------

     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                            TOTAL
                                     COMMON      PAID-IN      RETAINED     TREASURY     SHAREHOLDERS'
                                      STOCK      CAPITAL      EARNINGS      STOCK          EQUITY
                                     -------     --------     --------     --------     -------------
                                                              (IN THOUSANDS)
BALANCE, DECEMBER 31, 1990.........  $57,727     $241,272     $104,329     $(16,548)      $ 386,780
  Net income.......................       --           --       34,615           --          34,615
  Dividends ($.28 per common
     share)........................       --           --      (12,822)          --         (12,822)
  Common shares issued.............    2,576       27,945           --           --          30,521
  Treasury shares issued...........       --         (251)          --        1,113             862
  Treasury shares purchased........       --           --           --          (15)            (15)
                                     -------     --------     --------     --------     -------------
BALANCE, DECEMBER 31, 1991.........   60,303      268,966      126,122      (15,450)        439,941
  Net income.......................       --           --       47,776           --          47,776
  Dividends ($.28 per common
     share)........................       --           --      (13,135)          --         (13,135)
  Common shares issued.............       77          382           --           --             459
  Treasury shares issued...........       --          (52)          --          223             171
  Treasury shares purchased........       --           --           --           (3)             (3)
                                     -------     --------     --------     --------     -------------
BALANCE, DECEMBER 31, 1992.........   60,380      269,296      160,763      (15,230)        475,209
  Net income.......................       --           --       37,334           --          37,334
  Dividends ($.28 per common
     share)........................       --           --      (15,902)          --         (15,902)
  Common shares issued.............   17,538      270,859           --           --         288,397
  Treasury shares issued...........       --           --           --          841             841
  Treasury shares purchased........       --           --           --          (25)            (25)
                                     -------     --------     --------     --------     -------------
BALANCE, DECEMBER 31, 1993.........  $77,918     $540,155     $182,195     $(14,414)      $ 785,854
                                     -------     --------     --------     --------     -------------
                                     -------     --------     --------     --------     -------------

     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Apache Corporation (Apache or the Company) and its subsidiaries after elimination of intercompany balances and transactions. The Company's interests in oil and gas ventures and partnerships are proportionately consolidated. Investments in incorporated affiliates in which Apache owns less than a 50-percent interest are accounted for using the equity method.

INVENTORIES

     Inventories consist principally of tubular goods and production equipment stated at the lower of weighted average cost or market.

PROPERTY AND EQUIPMENT

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Apache capitalized $25.4 million, $24 million and $24.9 million of internal costs in 1993, 1992 and 1991, respectively. Interest costs related to development projects in progress for an extended period are also capitalized to oil and gas properties. Costs associated with production and general corporate activities are expensed in the period incurred. Unless significant reserves are involved, proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs and gains or losses are not recognized.

     Apache computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the future gross revenue method. The quarterly provision is calculated on a country-by-country basis by multiplying the quarter's oil and gas revenues by an overall rate which is determined by dividing the unamortized cost of proved oil and gas properties by the total estimated future oil and gas revenues from proved reserves. The amortizable base includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values. These costs are generally estimated by engineers employed by Apache.

     Apache limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves, net of related tax effects, discounted at 10 percent. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Company has not recorded any write downs of capitalized costs in any of the periods presented.

     The costs of certain unevaluated domestic and foreign leasehold acreage and wells in the process of being drilled are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those international operations where a reserve base is not yet established.

     Buildings, equipment, gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to 20 years. Accumulated depreciation for these assets totaled $17.2 million and $19.9 million at December 31, 1993 and 1992, respectively.

ACCOUNTS PAYABLE

     Included in accounts payable at December 31, 1993 and 1992, are liabilities of approximately $38.6 million and $27.5 million, respectively, representing the amount by which checks issued but not presented to the Company's banks for collection exceeded balances in bank accounts.

ADVANCES ON GAS CONTRACTS

     Advances represent payments received from purchasers of natural gas under provisions of take-or-pay contracts. Such advances will be recognized as income if gas production, under the terms of the contracts, is applied against the advances. In the event advances are not reduced by gas production, the advances will be repaid under the terms of the contracts.

REVENUE RECOGNITION

     Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are generally reflected as adjustments to reported gas reserves and future cash flows. Adjustments for gas imbalances totaled less than three percent of Apache's proved gas reserves at December 31, 1993. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup their entitled share through production.

HEDGING ACTIVITIES

     The Company periodically may buy and sell commodity derivative contracts in order to either fix or support oil and gas prices at targeted levels and to minimize the impact of price fluctuations. Gains or losses on these hedging activities are recognized in revenues for the periods production was hedged. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves with such estimates based on prices in effect as of the date of the reserve report.

     The Company also purchases interest rate caps and enters into interest rate swap transactions. Gains or losses on these activities are recognized in interest expense in the period hedged by the agreements.

INCOME TAXES

     The Company provides deferred income taxes for all temporary differences between financial and income tax reporting. Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The adoption of SFAS No. 109 did not have a material effect on the accompanying financial statements.

FOREIGN CURRENCY TRANSLATION

     The U.S. dollar is considered the functional currency for each of the Company's international operations. Translation gains or losses are recognized in current net income and were not material in any of the periods presented.

INCOME PER COMMON SHARE

     Income per common share amounts are based on the weighted average number of common shares outstanding. The effects of common equivalent shares, which would include shares from the assumed conversion of the 3.93-percent notes, were immaterial or were not dilutive for all of the periods presented. Furthermore, fully diluted earnings per share, assuming conversion of certain of the convertible debentures, was not significantly different than primary earnings per share for all periods presented.

STATEMENT OF CONSOLIDATED CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACQUISITIONS AND DIVESTITURES

     In 1993, Apache purchased the stock of Hadson Energy Resources Corporation
(HERC) for approximately $98 million through a series of privately negotiated transactions and a merger offer approved by a majority of HERC stockholders. In July 1993, Apache completed the purchase of 4.2 million shares of HERC's outstanding common stock, or approximately 68 percent of the HERC common stock then outstanding, for $59.2 million. The Company agreed to pay an additional $1.00 per share ($4.2 million) to the selling stockholders if the Company increased its ownership in HERC to 80 percent or more. Pursuant to a merger agreement approved by HERC stockholders on November 12, 1993, HERC stockholders other than Apache could elect to receive, for each share of HERC common stock, either $15 in cash or .574 share of Apache common stock. Through the end of 1993, Apache issued 305,003 shares of Apache common stock valued at $7.8 million and paid a total of $76.1 million to former stockholders of HERC as consideration for the merger. At December 31, 1993, Apache reflected a liability of $13.9 million accrued for HERC shares which had not yet been surrendered to Apache.

     Also in 1993, Apache entered into two agreements to purchase 104 Bcfe of proved reserves from Hall-Houston Oil Company (Hall-Houston) for an aggregate consideration of $113.7 million. In June 1993, Apache closed the first of the two transactions, paying $29.3 million for Hall-Houston's interest in Mustang Island Blocks 787 and 805. The second transaction, encompassing substantially all of Hall-Houston's producing properties in the Gulf of Mexico for an additional $84.4 million, was completed in August 1993. The acquisitions included interests in 63 producing fields and 12 fields under development or awaiting pipeline connections.

     Effective November 1, 1992, Apache completed the acquisition of Shell Offshore Inc.'s 93-percent working interest in Matagorda Island Blocks 681 and 682 in the Gulf of Mexico. Apache paid $57.4 million for properties, which included 14 miles of gathering lines and approximately 11,500 net acres of leases.

     Effective May 1, 1992, Apache sold its 31.67-percent general partnership interest in Natural Gas Clearinghouse (NGC) for $50.7 million. The Company recognized a gain on the sale of approximately $28.3 million or $18.5 million after tax.

     On July 1, 1991, Apache completed its acquisition of MW Petroleum Corporation (MW), a wholly owned subsidiary of Amoco Production Company (Amoco). Apache paid $511.4 million in cash, assumed net liabilities of approximately $4.1 million and issued two million shares of Apache common stock valued at $30 million. At the time of closing, MW had estimated net proved reserves of approximately 63 million barrels of oil and 288 Bcf of natural gas.

     As part of a plan to reduce debt from the MW acquisition, Apache sold approximately 1,700 oil and gas properties in 1991 for $157 million. Apache recorded $17 million of these proceeds as a deferred credit on its balance sheet for future operating costs associated with gas production relating to the sale of an overriding royalty interest.

     All of the above acquisitions have been accounted for using the purchase method of accounting and have been included in the financial statements of Apache since the dates of acquisition. The following unaudited pro forma summary of the Company's consolidated results of operations for 1993 was prepared as if the Hall-Houston and HERC acquisitions occurred as of January 1, 1993. The pro forma data for 1992 assumes that

                      APACHE CORPORATION AND SUBSIDIARIES
the Hall-Houston and HERC acquisitions and the NGC sale occurred as of or prior to January 1, 1992. The pro forma data is based on numerous assumptions and is not necessarily indicative of future operations.

                                                                     FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                                   -----------------------
    (UNAUDITED)                                                      1993           1992
    -----------                                                    --------       --------
                                                                    (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
    Oil and gas production revenues..............................  $481,754       $472,914
    Total revenues...............................................   515,071        507,502
    Net income...................................................    36,970         27,016
    Income per share.............................................  $    .69       $    .57
    Weighted average shares outstanding..........................    53,812         47,212

2. INVESTMENTS IN AFFILIATES

     At December 31, 1993, Apache owned approximately 20 percent of the outstanding common stock of Key Production Company (Key). Until May 1, 1992, Apache also owned 31.67 percent of NGC. (See Note 1.) Apache's investments in affiliates at December 31, 1993 and 1992 are presented below.

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                          1993           1992
                                                                         ------         ------
                                                                            (IN THOUSANDS)
Investments:
  Key Production Company...............................................  $5,677         $5,053

     The Company recorded dividends and distributions totaling $3.8 million and $5 million from affiliates in 1992 and 1991, respectively. No dividends were received in 1993. Earnings from affiliates for each of the last three years is presented below.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1992         1991
                                                                 ----       ------       ------
                                                                         (IN THOUSANDS)
Income from affiliates:
  Key Production Company.......................................  $624       $    4       $  486
  Natural Gas Clearinghouse....................................    --        2,691        8,156
                                                                 ----       ------       ------
                                                                 $624       $2,695       $8,642
                                                                 ----       ------       ------
                                                                 ----       ------       ------

                      APACHE CORPORATION AND SUBSIDIARIES

3. DEBT

LONG-TERM DEBT

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1993           1992
                                                                       --------       --------
                                                                           (IN THOUSANDS)
Senior debt:
  Apache bank facility...............................................  $240,000       $115,000
  9.25-percent notes due 2002, net of discount.......................    99,688         99,665
  3.93-percent convertible notes due 1997............................    75,000         75,000
                                                                       --------       --------
                                                                        414,688        289,665
                                                                       --------       --------
Subordinated debt:
  7 1/2-percent convertible debentures due 2000......................        --        150,000
  9-percent convertible debentures due 2001, net of discount.........        --          6,431
                                                                       --------       --------
                                                                             --        156,431
                                                                       --------       --------
Other obligations:
  HERC bank facility.................................................    19,550             --
  HEL acceptance facility............................................    22,000             --
  Share of offshore partnership financing............................     4,636          7,195
  1986 limited recourse notes........................................     1,115          1,650
  Other notes payable................................................        37            535
                                                                       --------       --------
                                                                         47,338          9,380
                                                                       --------       --------
Total debt...........................................................   462,026        455,476
Less: Current maturities.............................................    (9,017)        (1,103)
                                                                       --------       --------
Long-term debt.......................................................  $453,009       $454,373
                                                                       --------       --------
                                                                       --------       --------

     The Company's debt at December 31, 1993, was structured in two parts:

          (1) Senior financing consisting of the Apache bank facility, the 9.25-percent notes and the 3.93-percent convertible notes;

          (2) Credit facilities assumed in the HERC acquisition and other amortizing obligations primarily related to partnership activities.

     Apache's senior arrangements are subject to an intercreditor agreement under which each obligation is secured by the MW common stock held by the Company. If the administrative agent under the bank facility elects to access this collateral, lenders under these three obligations would participate prorata in the proceeds of any liquidation. There is no other collateral.

     The Apache Bank Facility is a $400-million revolving agreement funded by a group of banks. The maximum amount available is subject to periodic redetermination of a borrowing base, determined solely at the discretion of the banks, predicated upon the Company's oil and gas reserve values and forecast rate of production. As of December 31, 1993, the borrowing base was $400 million and the principal amount outstanding was $240 million. The next redetermination of the borrowing base is scheduled for April 1994. This bank facility matures on April 30, 1996, and the agreement provides for perpetual one-year extensions as requested year-by-year by the Company and subject to the approval of the banks. Interest on amounts borrowed is charged at the First National Bank of Chicago's base rate or at London Interbank Offered Rates (LIBOR) plus .75 percent, at the Company's option. The Company pays a .25-percent fee on the average unused portion of the borrowing base in return for the banks' obligation to maintain the availability of those funds.

                      APACHE CORPORATION AND SUBSIDIARIES

     The 9.25-percent Notes were issued in May 1992 and will mature in June 2002. The notes are not redeemable prior to maturity.

     The 3.93-percent Convertible Notes were issued in December 1992. They mature in November 1997 and are not redeemable prior to maturity. They are convertible into Apache common stock at $27 per share, subject to adjustment under certain circumstances.

     The indentures for the two note issues impose substantially similar obligations on the Company including limits on the Company's ability to incur debt secured by certain liens and on its ability to enter into certain sale and leaseback transactions. Upon certain changes in control of the Company, both issues are subject to mandatory repurchase (or conversion at the option of the noteholders in the case of the 3.93-percent notes).

     In addition, financial covenants of the bank facility and the 3.93-percent notes require the Company to maintain minimum consolidated tangible net worth of $555 million, as of December 31, 1993, which will be adjusted quarterly for subsequent earnings and securities transactions and to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation to
(ii) consolidated interest expense of not less than 3.7:1 for the banks and 3.5:1 for the lenders under the 3.93-percent notes. The banks also require the Company to maintain a ratio of (i) consolidated current assets, plus the unused portion of the facility to (ii) consolidated current liabilities, excluding current maturities of the facility, of not less than 1:1.

     In conjunction with the HERC acquisition, Apache assumed two bank credit agreements outstanding at the time it acquired a majority interest in HERC. Recourse under these credit facilities is limited to assets acquired from HERC.

     The HERC Bank Facility is a $60 million revolving credit agreement with Bank of Montreal (BMO). The agreement established a credit facility comprised of a three-year revolving credit loan which matures October 31, 1995, and a term loan equal to the balance outstanding on the revolving credit loan at maturity. The term loan is repayable in five equal quarterly installments commencing January 31, 1996, with any remaining balance due at maturity on January 31, 1997. Amounts available for borrowing are limited based on certain formulas related to oil and gas reserves. Interest is payable at prime or certain other fixed rate options (LIBOR plus one percent or certificate of deposit rate plus
1.25 percent). The interest rate in effect at December 31, 1993, was 4.875 percent. The Company pays a commitment fee of .375 percent per annum on the unused portion of the borrowing base. At December 31, 1993, the amount available for borrowing under the agreement was $26 million, of which $19.6 million was outstanding.

     The HEL Acceptance Facility is a separate credit facility with BMO which provided funding for the construction of an offshore gas gathering project by Hadson Energy Limited (HEL), a wholly-owned subsidiary of HERC, and the refinancing of an existing HEL credit facility. A total of $32 million was advanced under the agreement, of which $22 million was outstanding at December 31, 1993. The loan is repayable in 16 equal quarterly installments which commenced October 12, 1992, and bears interest at the discount rate for U.S. dollar bankers' acceptances plus a 1.3-percent stamping fee. The stamping fee changes to 1.125 percent effective January 1, 1994.

     The HERC agreements contain certain covenants which restrict, with respect to HERC, the amount of additional borrowings, the payment of dividends, and the purchase and disposition of assets. The facility is secured by the stock of certain wholly-owned subsidiaries of HERC.

     The 7 1/2 percent Convertible Subordinated Debentures, issued in 1990 and scheduled to mature in 2000, were converted to equity in September 1993 with the issuance of approximately 7.8 million shares of Apache common stock at $19.18 per share.

     The 9-percent Convertible Subordinated Debentures, scheduled to mature in 2001, were redeemed by Apache July 15, 1993, for $7 million.

                      APACHE CORPORATION AND SUBSIDIARIES

     In July 1992, the Company arranged a $35 million banking facility on behalf of the Apache Offshore Investment Partnership. At December 31, 1993, $17.4 million was outstanding on the facility, of which Apache's share was $4.6 million. Availability under this facility is reduced quarterly by $1.5 million.

     To finance property acquisitions made during 1986, Apache (through a former partnership) placed certain Limited Recourse Notes due 2031. These notes are secured by interests in the acquired properties and bear interest at eight percent.

     The Company has entered into various Interest Rate Swap Agreements. On December 31, 1993, the Company's weighted average interest rate on its total long-term debt was 5.2 percent. When all existing interest rate swaps are factored in, the effective rate at December 31, 1993, was five percent. An open interest rate swap agreement against the $100 million 9.25-percent notes was terminated in February 1994.

     As of December 31, 1993, the Company had approximately $14 million of unamortized costs associated with its various debt obligations. These costs are reflected as deferred charges and other in the accompanying balance sheet and are being amortized over the life of the related debt.

AGGREGATE MATURITIES OF DEBT

                                                                 (IN THOUSANDS)
                1994.............................................    $  9,017
                1995.............................................      27,653
                1996.............................................     246,243
                1997.............................................      76,602
                1998.............................................       1,602
                Thereafter.......................................     100,909
                                                                 --------------
                                                                    $462,026
                                                                 --------------
                                                                 --------------

4. INCOME TAXES

     As discussed in the Summary of Significant Accounting Policies, effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of adopting this statement was not material to the accompanying financial statements.

     The total provision for income taxes consists of the following:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                     1993          1992          1991
                                                    -------       -------       -------
                                                              (IN THOUSANDS)
        Current taxes:
          Federal.................................  $    --       $ 8,949       $ 9,438
          State...................................       --           856            85
          Foreign.................................       --           110           377
        Deferred taxes............................   20,571        14,034         4,234
                                                    -------       -------       -------
                                                    $20,571       $23,949       $14,134
                                                    -------       -------       -------
                                                    -------       -------       -------

     The 1993 provision for income taxes includes a $3.5 million charge for the change in federal statutory rates from 34 percent to 35 percent enacted under the Omnibus Budget Reconciliation Act of 1993 (OBRA).

     The 1992 and 1991 provision for income taxes included approximately $1.2 million and $4.6 million, respectively, for Apache's tax provision related to its share of NGC's partnership income. This provision was reflected as a reduction of equity in income of affiliates in the Statement of Consolidated Income.

                      APACHE CORPORATION AND SUBSIDIARIES

     A reconciliation of the federal statutory income tax rates to the effective rate is as follows:

                                                                         FOR THE YEAR ENDED
                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                     1993       1992       1991
                                                                     ----       ----       ----
Statutory income tax rate..........................................  35.0%      34.0%      34.0%
State income tax, less federal benefit.............................   1.9        2.0        1.9
Tax benefit of state net operating loss carryforwards not
  previously recognized............................................    --         --       (2.1)
Reversal of prior period timing differences at rates in excess of
  current statutory rates..........................................    --       (1.8)      (3.4)
Utilization of federal income tax credits..........................  (3.7)        --         --
Increase in corporate income tax rate provided for in OBRA.........   6.0         --         --
All other, net.....................................................  (3.3)       (.8)      (1.4)
                                                                     ----       ----       ----
                                                                     35.9%      33.4%      29.0%
                                                                     ----       ----       ----
                                                                     ----       ----       ----

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the provisions of enacted tax laws. The net deferred tax liability as of December 31, 1993, is comprised of the following:

                                                                              DECEMBER 31,
                                                                                  1993
                                                                              -------------
                                                                                   (IN
                                                                               THOUSANDS)
    Deferred tax assets:
      Accrued expenses......................................................    $  (8,696)
      Deferred income.......................................................       (3,287)
      Deferred compensation.................................................       (2,380)
      Net operating loss carryforwards......................................      (18,392)
      Alternative minimum tax credits.......................................      (20,734)
      Other.................................................................       (4,238)
                                                                              -------------
         Total deferred tax assets..........................................    $ (57,727)
                                                                              -------------
    Deferred tax liabilities:
      Depreciation, depletion and amortization..............................    $ 181,981
      Other.................................................................        4,300
                                                                              -------------
         Total deferred tax liabilities.....................................    $ 186,281
                                                                              -------------
    Deferred income tax (asset) liability...................................    $ 128,554
                                                                              -------------
                                                                              -------------

     No valuation allowance has been recorded against deferred tax assets at December 31, 1993.

     U.S. deferred taxes have not been provided on foreign earnings totaling $29 million which are permanently reinvested abroad.

     At December 31, 1993, the Company has U.S. federal net operating loss carryforwards of $30 million and statutory depletion carryforwards of $6.6 million available to reduce future U.S. federal taxable income. The net operating loss carryforwards will expire unless otherwise utilized, beginning in 1995. The statutory depletion may be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $20.7 million. AMT credits can be carried forward indefinitely and may only be used to reduce regular tax liabilities in excess of AMT liabilities. The Company also has foreign net operating loss carryforwards of $10.7 million and foreign capital loss carryforwards of $2.4 million which may be carried forward indefinitely. These may be utilized to reduce future foreign taxable income.

                      APACHE CORPORATION AND SUBSIDIARIES

5. CAPITAL STOCK

COMMON STOCK OUTSTANDING

                                                   1993            1992            1991
                                                 ---------       ---------       ---------
    Balance, beginning of year.................  46,936,240      46,854,794      44,694,410
    Treasury shares issued (acquired), net.....    119,087          19,791          99,084
    Shares issued:
      Acquisition of MW........................         --              --       2,000,000
      Public offering..........................  5,795,000              --              --
      Acquisition of HERC......................    305,003              --              --
      Conversion of 7 1/2-percent debentures...  7,816,453              --              --
      Stock options............................    113,631          61,655          61,300
                                                 ---------       ---------       ---------
    Balance, end of year.......................  61,085,414      46,936,240      46,854,794
                                                 ---------       ---------       ---------
                                                 ---------       ---------       ---------

     Public Offering -- In March 1993, Apache completed the public offering of approximately 5.8 million shares of Apache common stock for net proceeds of $131.8 million.

     Stock Option Plans -- At December 31, 1993, common shares totaling 2,031,650 were reserved for issuance under stock option plans for officers and key employees. The outstanding options expire at various dates through 2003 and are exercisable at prices ranging from $7.31 to $26.62 with an aggregate exercise price of $17 million. The following table summarizes the changes in stock options for the year and the number of common shares available for grant at year end.

                                                      1993           1992           1991
                                                    --------       --------       --------
    Outstanding, beginning of year................   846,550        666,650        507,250
    Exercised ($7.313 to $19.625).................  (115,200)       (94,050)      (161,300)
    Granted ($13.375 to $26.625)..................   264,600        326,700        361,000
    Cancelled or expired ($13.75 to $26.625)......   (86,075)       (52,750)       (40,300)
                                                    --------       --------       --------
    Outstanding, end of year......................   909,875        846,550        666,650
                                                    --------       --------       --------
                                                    --------       --------       --------
    Available for grant, end of year..............  1,121,775      1,300,300        84,050
                                                    --------       --------       --------
                                                    --------       --------       --------

     Rights to Purchase Common Stock -- In 1986, the Company declared a dividend of one right to purchase one share of common stock at $50 per share (subject to adjustment) on each outstanding share of common stock (the Rights). The Rights are exercisable only if certain persons or groups acquire 20 percent or more of the common stock or commence a tender offer for 30 percent or more of the common stock. If the Company engages in certain business combinations or a 20-percent stockholder engages in certain transactions with the Company, the Rights become exercisable for Apache common stock or common stock of the corporation acquiring the Company (as the case may be) at 50 percent of the then-market price. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. The Company may redeem the Rights at a specified price at any time until 10 business days after public announcement that a person has acquired 20 percent or more of the outstanding shares of common stock. The Rights will expire on January 31, 1996, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of common stock issued by the Company will include Rights.

     Preferred Stock -- The Company has authorized five million shares of no par preferred stock. None are outstanding.

                      APACHE CORPORATION AND SUBSIDIARIES

6. NONCASH INVESTING AND FINANCING ACTIVITIES

     A summary of noncash investing and financing activities is presented below.

     In 1993, Apache purchased HERC for approximately $98 million in cash and Apache common stock. The accompanying financial statements included the following attributable to the HERC acquisition:

                                                                             (IN THOUSANDS)
    Value of properties acquired, including gathering facilities.......         $159,996
    Common stock issued (305,003 shares)...............................           (7,777)
    Liability for HERC shares not surrendered as of December 31,
      1993.............................................................          (13,906)
    Cash paid, net of cash acquired....................................          (70,692)
                                                                                --------
      Net HERC liabilities added through consolidation.................         $ 67,621
                                                                                ========

     In September 1993, Apache called for the redemption of its 7 1/2-percent convertible subordinated debentures due 2000. Following receipt of the notice of redemption, nearly all holders of the debentures elected to convert the principal amount of their debentures into shares of Apache common stock. Holders of less than one-tenth of one percent of the debentures elected to receive cash ($.1 million).

                                                                             (IN THOUSANDS)
    Long-term debt converted into common stock.........................         $149,900
    Unamortized debt issue costs charged to equity.....................           (2,686)
                                                                                --------
    Increase to shareholders' equity (common stock issued, 7.8 million
      shares)..........................................................         $147,214
                                                                                ========

     On July 1, 1991, Apache completed the acquisition of MW for cash and Apache common stock. Net liabilities assumed and the value of properties acquired are subject to adjustments as specified in the stock purchase agreement.

                                                                             (IN THOUSANDS)
    Value of properties acquired.......................................         $545,515
    Common stock issued (two million shares)...........................          (30,000)
    Cash paid..........................................................         (511,373)
                                                                                --------
    Net liabilities assumed............................................         $  4,142
                                                                                ========

     Cost incurred to complete the MW transaction and capitalized as part of the acquisition totaled $13.1 million, of which $8.2 million had been paid in cash and $4.9 million was accrued at December 31, 1991.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1992        1991
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Cash paid (received) during the year for:
  Interest, net of amounts capitalized........................  $30,379     $27,373     $22,933
  Income taxes, net of refunds................................     (780)     19,642       4,216

                      APACHE CORPORATION AND SUBSIDIARIES

7. FINANCIAL INSTRUMENTS

     In accordance with SFAS No. 107, the table below sets forth the estimated fair value of the Company's significant financial instruments.

                                                                        DECEMBER 31, 1993
                                                                     -----------------------
                                                                     CARRYING     ESTIMATED
                                                                      AMOUNT      FAIR VALUE
                                                                     --------     ----------
                                                                         (IN THOUSANDS)
    Long-term debt:
      Bank debt....................................................  $281,550      $281,550
      9.25-percent notes due 2002..................................    99,688       100,311
      3.93-percent convertible notes due 1997......................    75,000        87,323

     The fair value of the 9.25-percent notes was based on the quoted market price for that issue. The fair value of the 3.93-percent notes was estimated based on quotes obtained from private investment firms. The difference between the carrying amount and the fair value of the Company's other debt obligations was not significant.

     The fair value of the Amoco agreement discussed in Note 8 was not readily determinable.

8. COMMITMENTS AND CONTINGENCIES

     Investment in Program Operations -- Prior to 1989, the Company organized numerous oil and gas limited partnerships. At December 31, 1993, Apache was contingently liable for $12.8 million of bank financing arranged by the Company on behalf of the Apache Offshore Investment Partnership (See Note 3).

     As compensation for its services as general partner and operator, the Company shares in oil and gas revenues, receives a management fee in accordance with formulas described in each limited partnership agreement, and is reimbursed for administrative, exploration and production expenses incurred on behalf of the partnerships. These reimbursements ($.6 million, $4.8 million and $6 million in the years 1993, 1992 and 1991, respectively) have been netted against operating expenses in the accompanying financial statements.

     Litigation -- The Company is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

     Environmental -- Apache, as an owner and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate ground water. Apache maintains insurance coverages which it believes are customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1993, which would have a material impact on its financial position or results of operations.

     Hedging -- In connection with the MW purchase in mid-1991, the Company and Amoco entered into a hedging agreement. Under the terms of this agreement, Apache would receive support payments in the event oil prices fell below specified reference prices for any year during the two-year period ended June 30, 1993, and Amoco will receive payments in the event oil prices rose above specified reference prices for any year during the eight-year period ending June 30, 1999, or in the event gas prices exceeded specified reference prices for any year during the five-year period ending June 30, 1996.

                      APACHE CORPORATION AND SUBSIDIARIES

     Oil price sharing payments due Amoco for the contract years ending June 30, 1994 through June 30, 1999, would be based on per barrel oil prices starting at $24.75 and increasing to $33.13, while annual oil volumes would decline from approximately 3.3 million barrels to 1.4 million barrels over the remaining term. Gas price sharing payments would be based on gas volumes starting from approximately 13.4 Bcf for the contract year ended June 30, 1994, and declining to 10.5 Bcf in 1996, while the referenced gas price would increase from $2.18 per Mcf in 1994 to $2.68 per Mcf in the final year of the gas agreement. In the event price sharing payments are due to Amoco, the volumes listed above would be doubled until Amoco recovers its net payments to Apache ($5.8 million through the contract year ended June 30, 1993) plus interest.

     International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, The Congo, Egypt and Indonesia. In order to comply with the contracts and agreements granting these rights, the Company, through Apache International, Inc., expects to expend approximately $15.8 million through 1997.

     Concentration of Credit Risk -- The proved gas reserves in the Carnarvon Basin of Western Australia acquired in the HERC acquisition are dedicated for sale to the State Energy Commission of Western Australia (SECWA) pursuant to a long-term, take-or-pay contract. If for some reason the SECWA contract were terminated, the Company might not be able to find other markets for the gas produced from these fields. Although the Company considers such an occurrence highly unlikely, the loss of the SECWA contract might force the Company to write-down the value of these fields.

     Retirement and Deferred Compensation Plans -- The Company provides a 401(k) retirement/savings plan and a non-qualified retirement/savings plan for employees. These plans allow participating employees to elect to contribute up to 10 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes a percentage of each participating employee's compensation, as defined, to the plan. Vesting in the Company's contributions occurs at the rate of 20 percent per year. Total expenses under these plans were $5 million, $4.2 million and $3.8 million for 1993, 1992 and 1991, respectively.

     Gas Settlement Contracts -- In March 1991, Apache agreed to modify the terms of certain contracts for the sale of natural gas and repay interest-free advances earlier than contractually obligated in exchange for a non-refundable cash payment, of which Apache's share was $5.6 million. Under the terms of the contract settlement, the Company repaid $20.1 million of advances in January 1993. Advances received from purchasers under provisions of take-or-pay contracts, if not recouped from production, are scheduled to be repaid in 1995. Apache's share of outstanding take-or-pay advances totaled $3.9 million at December 31, 1993.

     Lease Commitments -- The Company has leases for office space with varying expiration dates through 2007. Net rental expense was $4.6 million, $5.7 million and $4.1 million for 1993, 1992 and 1991, respectively.

     As of December 31, 1993, minimum rental commitments under long-term operating leases are as follows:

                                                                                       NET
                                                                                     MINIMUM
                                                          RENTAL       SUBLEASE      RENTAL
                                                        COMMITMENTS    RENTALS     COMMITMENTS
                                                        -----------    --------    -----------
                                                                   (IN THOUSANDS)
    1994................................................   $ 8,024     $ (2,090)     $ 5,934
    1995................................................     6,138       (1,311)       4,827
    1996................................................     5,907       (1,156)       4,751
    1997................................................     4,009         (482)       3,527
    1998................................................     3,705           --        3,705
    Thereafter..........................................    37,635           --       37,635
                                                        -----------    --------    -----------
                                                          $65,418      $ (5,039)     $60,379
                                                        -----------    --------    -----------
                                                        -----------    --------    -----------

                      APACHE CORPORATION AND SUBSIDIARIES

9. CUSTOMER INFORMATION

     NGC has been the sole purchaser of Apache's spot market gas production since April 1990. Sales to NGC accounted for 36 percent, 27 percent and 36 percent of the Company's oil and gas revenues in 1993, 1992 and 1991, respectively. Sales to Amoco represented 11 percent, 27 percent and 17 percent of the Company's 1993, 1992 and 1991 oil and gas revenues, respectively.

     The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales.

                      APACHE CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTAL OIL AND GAS DISCLOSURES
                                  (UNAUDITED)
     Oil and Gas Operations -- The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities. Apache has no long-term supply or purchase agreements with governments or authorities under which it acts as producer.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
UNITED STATES
Oil and gas revenues.......................................  $421,845     $386,533     $311,487
                                                             --------     --------     --------
Operating costs:
  Depreciation, depletion and amortization.................   163,285      149,909      127,156
  Lease operating..........................................   102,830       99,934       73,163
  Production taxes.........................................    21,218       23,803       17,652
  Income tax...............................................    50,035       39,045       30,312
                                                             --------     --------     --------
                                                              337,368      312,691      248,283
                                                             --------     --------     --------
Results of operations......................................  $ 84,477     $ 73,842     $ 63,204
                                                             --------     --------     --------
                                                             --------     --------     --------
Amortization rate..........................................      38.7%        38.8%        40.8%
                                                             --------     --------     --------
                                                             --------     --------     --------
FOREIGN
Oil and gas revenues.......................................  $ 15,497     $  8,019     $  4,575
                                                             --------     --------     --------
Operating costs:
  Depreciation, depletion and amortization.................     7,214        3,883        1,992
  Impairments..............................................    23,200       12,000        3,600
  Lease operating..........................................     3,456        1,600          699
  Production taxes.........................................       609           --           --
  Income tax (benefit).....................................    (6,264)      (3,181)        (446)
                                                             --------     --------     --------
                                                               28,215       14,302        5,845
                                                             --------     --------     --------
Results of operations......................................  $(12,718)    $ (6,283)    $ (1,270)
                                                             --------     --------     --------
                                                             --------     --------     --------
Amortization rate-recurring................................      46.6%        48.7%        43.1%
                                                             --------     --------     --------
                                                             --------     --------     --------
TOTAL
Oil and gas revenues.......................................  $437,342     $394,552     $316,062
                                                             --------     --------     --------
Operating costs:
  Depreciation, depletion and amortization.................   170,499      153,792      129,148
  Impairments..............................................    23,200       12,000        3,600
  Lease operating..........................................   106,286      101,534       73,862
  Production taxes.........................................    21,827       23,803       17,652
  Income tax...............................................    43,771       35,864       29,866
                                                             --------     --------     --------
                                                              365,583      326,993      254,128
                                                             --------     --------     --------
Results of operations......................................  $ 71,759     $ 67,559     $ 61,934
                                                             --------     --------     --------
                                                             --------     --------     --------

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1993, by the year in which such costs were incurred.

                                                                                           1990 AND
                                            TOTAL        1993        1992       1991        PRIOR
                                           --------     -------     ------     -------     --------
                                                                (IN THOUSANDS)
Leasehold and seismic....................  $ 82,358     $34,472     $3,739     $37,935      $6,212
Exploration and development..............     4,634       4,634         --          --          --
International............................    18,605      18,593         12          --          --
                                           --------     -------     ------     -------     --------
          Total..........................  $105,597     $57,699     $3,751     $37,935      $6,212
                                           --------     -------     ------     -------     --------
                                           --------     -------     ------     -------     --------

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1993         1992         1991
                                                            --------     --------     ---------
                                                                      (IN THOUSANDS)
UNITED STATES
Acquisition of proved properties..........................  $242,659     $ 62,955     $ 561,780
Acquisition of unproved properties........................    14,342        8,226         6,294
Exploration...............................................    16,979       17,074        17,523
Development...............................................   164,839       93,277        74,469
Capitalized interest......................................     4,764        6,035         4,967
Property sales............................................    (3,255)     (37,167)     (157,018)
Future operating costs for royalty interest sold..........        --           --        17,000
                                                            --------     --------     ---------
                                                            $440,328     $150,400     $ 525,015
                                                            --------     --------     ---------
FOREIGN
Acquisition of proved properties..........................  $ 81,942     $     --     $   6,565
Acquisition of unproved properties........................        --           --            --
Exploration...............................................    18,006       10,091         6,907
Development...............................................        --        1,988         1,406
                                                            --------     --------     ---------
                                                            $ 99,948     $ 12,079     $  14,878
                                                            --------     --------     ---------
TOTAL
Acquisition of proved properties..........................  $324,601     $ 62,955     $ 568,345
Acquisition of unproved properties........................    14,342        8,226         6,294
Exploration...............................................    34,985       27,165        24,430
Development...............................................   164,839       95,265        75,875
Capitalized interest......................................     4,764        6,035         4,967
Property sales............................................    (3,255)     (37,167)     (157,018)
Future operating costs for royalty interest sold..........        --           --        17,000
                                                            --------     --------     ---------
                                                            $540,276     $162,479     $ 539,893
                                                            --------     --------     ---------
                                                            --------     --------     ---------

- ---------------

Foreign acquisitions in 1993 included $16.8 million of unevaluated costs added through the merger of HERC.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Capitalized Costs -- The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities.

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1993           1992
                                                                     -----------    -----------
                                                                           (IN THOUSANDS)
UNITED STATES
Proved properties..................................................  $ 2,390,644    $ 1,962,896
Unproved properties................................................       86,992         74,413
                                                                     -----------    -----------
                                                                       2,477,636      2,037,309
Accumulated depreciation, depletion and amortization...............   (1,171,227)    (1,007,942)
                                                                     -----------    -----------
                                                                     $ 1,306,409    $ 1,029,367
                                                                     -----------    -----------
FOREIGN
Proved properties..................................................  $   126,157    $    33,694
Unproved properties................................................       18,605         11,119
                                                                     -----------    -----------
                                                                         144,762         44,813
Accumulated depreciation, depletion and amortization...............      (60,216)       (29,802)
                                                                     -----------    -----------
                                                                     $    84,546    $    15,011
                                                                     -----------    -----------
TOTAL
Proved properties..................................................  $ 2,516,801    $ 1,996,590
Unproved properties................................................      105,597         85,532
                                                                     -----------    -----------
                                                                       2,622,398      2,082,122
Accumulated depreciation, depletion and amortization...............   (1,231,443)    (1,037,744)
                                                                     -----------    -----------
                                                                     $ 1,390,955    $ 1,044,378
                                                                     -----------    -----------
                                                                     -----------    -----------

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). The Company's estimates of proved reserve quantities of its domestic properties and certain international properties are subject to review by Ryder Scott Company Petroleum Engineers, independent petroleum engineers. The Company's estimates of proved reserve quantities of its Western Australia properties held through Hadson Energy Limited are subject to review by Intera Information Technologies Inc., independent petroleum engineers.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                                              1993                                  1992                            1991
                                  -----------------------------   -----------------------------   -----------------------------
    OIL, CONDENSATE AND           UNITED                          UNITED                          UNITED
    NATURAL GAS LIQUIDS           STATES     FOREIGN     TOTAL    STATES     FOREIGN     TOTAL    STATES     FOREIGN     TOTAL
    -------------------           ------     -------    -------   ------     -------    -------   -------    -------    -------
                                                                     (THOUSANDS OF BARRELS)
Total proved reserves:
  Beginning of year..............  80,195       464      80,659    79,166       648      79,814    22,740        --      22,740
  Extensions, discoveries and
    other additions..............  10,885        --      10,885     7,112        --       7,112     3,463        --       3,463
  Purchases of minerals
    in-place.....................   9,871     5,095      14,966       226        --         226    62,722       858      63,580
  Revisions of previous
    estimates....................  (3,215)    1,125      (2,090)    7,796       206       8,002     9,032        --       9,032
  Production..................... (12,096)     (684)    (12,780)  (12,199)     (390)    (12,589)   (8,184)     (210)     (8,394)
  Sales of properties............  (1,917)       --      (1,917)   (1,906)       --      (1,906)  (10,607)       --     (10,607)
                                  -------    -------    -------   -------    -------    -------   -------    -------    -------
  End of year....................  83,723     6,000      89,723    80,195       464      80,659    79,166       648      79,814
                                  -------    -------    -------   -------    -------    -------   -------    -------    -------
                                  -------    -------    -------   -------    -------    -------   -------    -------    -------
Proved developed reserves:
  Beginning of year..............  72,596       464      73,060    68,573       648      69,221    19,387        --      19,387
  End of year....................  74,288     5,113      79,401    72,596       464      73,060    68,573       648      69,221

                                                                                1993                   1992        1991
                                                                -----------------------------------    -------    -------
            NATURAL GAS                                         UNITED STATES   FOREIGN     TOTAL       TOTAL      TOTAL
            -----------                                         -------------   -------    --------    -------    -------
                                                                                    (MILLION CUBIC FEET)
Total proved reserves:
  Beginning of year...............................................  643,299         --      643,299    602,048     500,336
  Extensions, discoveries and other additions.....................  119,210         --      119,210     68,650      47,878
  Purchases of minerals-in-place..................................  174,115     33,343      207,458     68,685     289,760
  Revisions of previous estimates.................................   (7,335)     1,327       (6,008)    34,042     (20,163)
  Production...................................................... (109,312)    (1,310)    (110,622)   (95,982)   (104,621)
  Sales of properties.............................................   (5,118)        --       (5,118)   (34,144)   (111,142)
                                                                   --------    -------     --------    ------     --------
  End of year.....................................................  814,859     33,360      848,219    643,299     602,048
                                                                   --------    -------     --------    ------     --------
                                                                   --------    -------     --------    ------     --------
Proved developed reserves:
  Beginning of year...............................................  585,424         --      585,424    549,742     472,777
  End of year.....................................................  696,421     24,251      720,672    585,424     549,742

- ---------------

Prior to 1993, all of Apache's natural gas reserves were located in the United States.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Future Net Cash Flows -- Future revenues are based on year-end prices except in those instances where the sale of natural gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

     The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to permanent differences and credits which, under current laws, relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

                                                                  DECEMBER 31,
                                                   -------------------------------------------
                                                      1993             1992            1991
                                                   ----------       ----------       ---------
                                                                  (IN THOUSANDS)
UNITED STATES
Cash inflows.....................................  $3,062,525       $2,789,334       $2,573,631
Production and development costs.................  (1,085,205)      (1,045,549)       (969,928)
Income tax expense...............................    (362,353)        (338,177)       (302,331)
                                                   ----------       ----------       ---------
Net cash flows...................................   1,614,967        1,405,608       1,301,372
10-percent annual discount rate..................    (550,887)        (542,118)       (488,495)
                                                   ----------       ----------       ---------
Discounted future net cash flows.................   1,064,080          863,490         812,877
                                                   ----------       ----------       ---------
FOREIGN
Cash inflows.....................................     154,466            9,231          13,656
Production and development costs.................     (57,281)          (5,903)         (6,315)
Income tax expense...............................     (24,680)            (588)           (754)
                                                   ----------       ----------       ---------
Net cash flows...................................      72,505            2,740           6,587
10-percent annual discount rate..................     (21,209)             (26)           (261)
                                                   ----------       ----------       ---------
Discounted future net cash flows.................      51,296            2,714           6,326
                                                   ----------       ----------       ---------
TOTAL
Cash inflows.....................................   3,216,991        2,798,565       2,587,287
Production and development costs.................  (1,142,486)      (1,051,452)       (976,243)
Income tax expense...............................    (387,033)        (338,765)       (303,085)
                                                   ----------       ----------       ---------
Net cash flows...................................   1,687,472        1,408,348       1,307,959
10-percent annual discount rate..................    (572,096)        (542,144)       (488,756)
                                                   ----------       ----------       ---------
Discounted future net cash flows*................  $1,115,376       $  866,204       $ 819,203
                                                   ----------       ----------       ---------
                                                   ----------       ----------       ---------

- ---------------

* Estimated future net cash flows before income tax expense, discounted 10 percent, totaled approximately $1.36 billion, $1.06 billion and $1.0 billion as of December 31, 1993, 1992 and 1991, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                        1993            1992            1991
                                                      ---------       ---------       ---------
                                                                   (IN THOUSANDS)
Sales, net of production costs......................  $(309,229)      $(269,215)      $(224,548)
Net change in prices and production costs...........    (78,162)        (23,318)       (189,346)
Discoveries and improved recovery, net of related
  costs.............................................    205,255         113,467          73,107
Change in future development costs..................        450          16,913           6,329
Revision of quantities..............................    (29,360)         78,020          43,183
Purchases...........................................    347,860          99,228         528,204
Accretion of discount...............................    106,256          99,797          83,245
Change in income taxes..............................    (47,387)        (17,609)         15,825
Sales of properties.................................     (3,500)        (40,413)       (132,123)
Change in production rates and other................     56,989          (9,869)        (22,526)
                                                      ---------       ---------       ---------
                                                      $ 249,172       $  47,001       $ 181,350
                                                      ---------       ---------       ---------
                                                      ---------       ---------       ---------

     Impact of Pricing -- The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves with such estimates based on prices in effect as of the date of the reserve report. Fluctuations are largely due to the seasonal pricing nature of natural gas, supply perceptions for natural gas and significant worldwide volatility in oil prices.

     Under SEC rules, companies that follow full cost accounting methods are required to make quarterly "ceiling test" calculations. Under this test, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

                      APACHE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                       FIRST        SECOND       THIRD        FOURTH       TOTAL
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 1993
Revenues............................  $108,592     $111,270     $122,013     $124,763     $466,638
Expenses, net.......................    97,000       99,775      120,932      111,597      429,304
                                      --------     --------     --------     --------     --------
Net income..........................  $ 11,592     $ 11,495     $  1,081     $ 13,166     $ 37,334
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------
Net income per common share.........  $    .24     $    .22     $    .02     $    .22     $    .70
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------
1992
Revenues............................  $ 92,195     $131,230     $111,305     $119,570     $454,300
Expenses, net.......................    88,146      107,203      102,829      108,346      406,524
                                      --------     --------     --------     --------     --------
Net income..........................  $  4,049     $ 24,027     $  8,476     $  8,476     $ 47,776
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------
Net income per common share.........  $    .09     $    .51     $    .18     $    .24     $   1.02
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------

                                                                      SCHEDULE V

                      APACHE CORPORATION AND SUBSIDIARIES

                             PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                           OIL AND
                                                             GAS          OTHER         TOTAL
                                                          PROPERTIES     PROPERTY     PROPERTY
                                                          ---------      -------      ---------
                                                                     (IN THOUSANDS)
BALANCE, DECEMBER 31, 1990.............................   $1,379,750     $36,408      $1,416,158
Additions, at cost.....................................     679,911        6,190        686,101
Deduct sales or retirements, at cost...................    (140,018)      (2,558)      (142,576)
                                                          ---------      -------      ---------
BALANCE, DECEMBER 31, 1991.............................   1,919,643       40,040      1,959,683
Additions, at cost.....................................     199,646        7,386        207,032
Deduct sales or retirements, at cost...................     (37,167)         (24)       (37,191)
                                                          ---------      -------      ---------
BALANCE, DECEMBER 31, 1992.............................   2,082,122       47,402      2,129,524
Additions, at cost.....................................     543,531       39,171        582,702
Deduct sales or retirements, at cost...................      (3,255)     (23,826)       (27,081)
                                                          ---------      -------      ---------
BALANCE, DECEMBER 31, 1993.............................   $2,622,398     $62,747      $2,685,145
                                                          ---------      -------      ---------
                                                          ---------      -------      ---------

                                                                     SCHEDULE VI

                      APACHE CORPORATION AND SUBSIDIARIES

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                             PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                             TOTAL
                                                          OIL AND GAS       OTHER         ACCUMULATED
                                                         PROPERTIES --   PROPERTY --     DEPRECIATION
                                                           DEPLETION     DEPRECIATION    AND DEPLETION
                                                          -----------    ------------    -------------
                                                                         (IN THOUSANDS)
BALANCE, DECEMBER 31, 1990..............................   $  739,204      $ 13,598        $ 752,802
Additions charged to income as depreciation and
  depletion.............................................      132,748         2,830          135,578
Deduct retirements, renewals and replacements...........           --           (73)             (73)
                                                          -----------    ------------    -------------
BALANCE, DECEMBER 31, 1991..............................      871,952        16,355          888,307
Additions charged to income as depreciation and
  depletion.............................................      165,792         3,576          169,368
Deduct retirements, renewals and replacements...........           --           (24)             (24)
                                                          -----------    ------------    -------------
BALANCE, DECEMBER 31, 1992..............................    1,037,744        19,907        1,057,651
Additions charged to income as depreciation and
  depletion.............................................      193,699         5,596          199,295
Deduct retirements, renewals and replacements...........           --        (8,261)          (8,261)
                                                          -----------    ------------    -------------
BALANCE, DECEMBER 31, 1993..............................   $1,231,443      $ 17,242        $1,248,685
                                                          -----------    ------------    -------------
                                                          -----------    ------------    -------------

                                                                      SCHEDULE X

                      APACHE CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                             1993          1992          1991
                                                            -------       -------       -------
                                                                      (IN THOUSANDS)
Repairs and maintenance...................................  $ 3,937       $ 2,890       $ 3,525
Taxes other than payroll and income taxes:
  Production taxes........................................   21,827        23,803        17,652
  Ad valorem taxes........................................    7,716        10,042         3,631

     The amounts of repairs and maintenance to oil and gas operations are included in operating expenses and are not readily available nor are they considered material in amount. Other repairs and maintenance are summarized above. Advertising and royalty expenses and personal property taxes are each less than one percent of total revenues as reported in the related income statement.