Form 10-K/A
period 1993-12-31
APACHE CORP
filed 1994-03-29
CIK 6769

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


[MARK ONE]
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993,

                                       OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM             TO

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

                        Telephone Number (713) 296-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                             ON WHICH REGISTERED
- ------------------------------------------------------  -------------------------------------
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

    EXHIBIT NO.                                    DESCRIPTION
- -------------------- ------------------------------------------------------------------------
        +10.28       -- Amended and Restated Employment Agreement, dated December 20, 1990, between the Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the
                        year ended December 31, 1990, Commission File No. 1-4300, filed on
                        March 27, 1991).
        +10.29       -- Employment Agreement, dated March 20, 1991, between the Registrant and William J. Johnson (incorporated by reference to Exhibit 10.15 to
                        Registrant's Annual Report on Form 10-K for the year ended December
                        31, 1992, Commission File No. 1-4300, filed on March 10, 1993).
       *+10.30       -- Consulting Agreement, dated November 1, 1993, between the Registrant and John A. Kocur.
       *+10.31       -- Consulting Agreement, dated November 10, 1993, between the Registrant and George J. Morgenthaler.
       *+10.32       -- Consulting Agreement, dated March 15, 1994, between the Registrant and Bijan Mossavar-Rahmani.
        *11.1        -- Statement regarding computation of earnings per share of the
                        Registrant's common stock for the year ended December 31, 1993.
        *21.1        -- Subsidiaries of the Registrant.
        *23.1        -- Consent of Arthur Andersen & Co.
        *23.2        -- Consent of Ryder Scott Company Petroleum Engineers.
        *23.3        -- Consent of Intera Information Technologies Inc.

- ---------------

* Previously filed.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     APACHE CORPORATION
Date: March 28, 1994                              By:   /s/  Mark A. Jackson
                                                             Mark A. Jackson,
                                                 Vice President and Chief Accounting Officer


                               POWER OF ATTORNEY


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.**



                  SIGNATURE                                TITLE
- ---------------------------------------------   ----------------------------
              /s/   Raymond Plank*             Chairman and Chief Executive
                    Raymond Plank              Officer (Principal Executive
                                               Officer)

            /s/   Mark A. Jackson*             Vice President and Chief
                  Mark A. Jackson              Accounting Officer
                                               (Principal Accounting
                                               Officer)

         /s/   Frederick M. Bohen*             Director
               Frederick M. Bohen

           /s/   Virgil B. Day*                Director
                 Virgil B. Day

        /s/   Randolph M. Ferlic*              Director
              Randolph M. Ferlic

       /s/   Eugene C. Fiedorek*               Director
              Eugene C. Fiedorek

         /s/   W. Brooks Fields*               Director
               W. Brooks Fields

        /s/   Robert V. Gisselbeck*            Director
              Robert V. Gisselbeck

         /s/   Stanley K. Hathaway*            Director
               Stanley K. Hathaway

         /s/   William J. Johnson*             Director
               William J. Johnson

           /s/   John A. Kocur*                Director
                 John A. Kocur

          /s/   Jay A. Precourt*               Director
                Jay A. Precourt

          /s/   Joseph A.  Rice*               Director
                Joseph A. Rice

            *By   /s/  Mark A. Jackson                                          March 28, 1994
                       Mark A. Jackson
                       Attorney-in-Fact




** Apache Corporation does not have a Principal Financial Officer.

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

                      APACHE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)


                                       FIRST        SECOND       THIRD        FOURTH       TOTAL
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1993
Revenues............................  $108,592     $111,270     $122,013     $124,763     $466,638
Expenses, net.......................    97,000       99,775      120,932      111,597      429,304
                                      --------     --------     --------     --------     --------
Net income..........................  $ 11,592     $ 11,495     $  1,081     $ 13,166     $ 37,334
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------
Net income per common share.........  $    .24     $    .22     $    .02     $    .22     $    .70
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------
1992
Revenues............................  $ 92,195     $131,230     $111,305     $119,570     $454,300
Expenses, net.......................    88,146      107,203      102,829      108,346      406,524
                                      --------     --------     --------     --------     --------
Net income..........................  $  4,049     $ 24,027     $  8,476     $ 11,224     $ 47,776
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------
Net income per common share.........  $    .09     $    .51     $    .18     $    .24     $   1.02
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------

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