Form 10-Q
period 1994-03-31
APACHE CORP
filed 1994-05-13
CIK 6769

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                      APACHE CORPORATION AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                                  (Unaudited)



(In thousands, except per share data)                For the Three Months
                                                        Ended March 31,
                                                ----------------------------
                                                   1994              1993
                                                ----------        ----------
REVENUES:
  Oil and gas production revenues               $  114,207        $  101,750
  Gathering, processing and marketing revenues       6,764             6,070
  Equity in income of affiliates                        95               270
  Other revenues                                       525               502
                                                ----------        ----------
                                                   121,591           108,592
                                                ----------        ----------

OPERATING EXPENSES:
  Depreciation, depletion and amortization          51,297            38,779
  International impairments                          3,500             3,600
  Operating costs                                   33,149            29,272
  Gathering, processing and marketing costs          5,583             4,371
  Administrative, selling and other                  8,555             8,758
  Financing costs:
   Interest expense                                  6,531             7,927
   Amortization of deferred loan costs                 763             1,041
   Capitalized interest                             (1,021)           (1,365)
   Interest income                                     (43)             (140)
                                                ----------        ----------
                                                   108,314            92,243
                                                ----------        ----------

INCOME BEFORE INCOME TAXES                          13,277            16,349
  Provision for income taxes                         3,870             4,757
                                                ----------        ----------

NET INCOME                                      $    9,407        $   11,592
                                                ==========        ==========

NET INCOME PER COMMON SHARE                     $      .15        $      .24
                                                ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          61,164            47,525
                                                ==========        ==========






          The accompanying notes to consolidated financial statements are an integral part of this statement.
                      APACHE CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)


(In thousands)                                     For the Three Months
                                                      Ended March 31,
                                                ---------------------------
                                                  1994              1993
                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   9,407         $  11,592
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, depletion and amortization       51,297            38,779
    International impairments                       3,500             3,600
    Amortization of deferred loan costs               763             1,041
    Provision for deferred income taxes             5,370             4,757
                                                ---------         ---------
                                                   70,337            59,769
    Cash distributions less than earnings
      of affiliates                                   (95)             (282)
    Changes in operating assets and liabilities:
      Increase in receivables                      (5,677)           (8,918)
      (Increase) decrease in advances to oil and
       gas ventures and other                         598              (401)
      Increase in deferred charges and other         (384)             (596)
      Decrease in payables                         (2,051)          (20,528)
      Decrease in accrued operating costs          (7,288)          (15,936)
      Increase in deferred credits and
       other noncurrent liabilities                   974               535
                                                ---------         ---------
      Net cash provided by operating activities    56,414            13,643
                                                ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures        (68,661)          (42,468)
  Acquisition of oil and gas properties            (4,489)          (13,888)
  Non-cash portion of net oil and gas property
   additions                                       (2,533)            2,288
  Purchase of HERC stock and other                (14,885)                -
  Proceeds from sale of oil and gas properties          -             2,398
  Proceeds from sale of gas gathering system            -            32,201
  Increase in inventory, net                         (158)             (477)
  Other capital expenditures                       (1,547)          (18,831)
                                                ---------         ---------
      Net cash used in investing activities       (92,273)          (38,777)
                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                             44,456            30,652
  Payments on long-term debt                       (5,260)          (86,858)
  Proceeds from issuance of common stock, net       1,124           131,893
  Dividends paid                                   (4,268)           (3,286)
                                                ---------         ---------
      Net cash provided by financing activities    36,052            72,401
                                                ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS             193            47,267

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     17,064            26,127
                                                ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  17,257         $  73,394
                                                =========         =========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                        APACHE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET




(In thousands)                                    March 31,       December 31,
                                                    1994              1993
                                                ------------      ------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     17,257      $     17,064
  Receivables                                         97,517            91,840
  Inventories                                          7,310             7,152
  Advances to oil and gas ventures and other           6,286             6,884
                                                ------------      ------------
                                                     128,370           122,940
                                                ------------      ------------

PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full
   cost accounting:
    Proved properties                              2,582,030         2,516,801
    Unproved properties and properties
     under development, not being amortized          113,517           105,597
  Gas gathering, transmission and
   processing facilities                              25,809            25,809
  Other                                               38,214            36,938
                                                ------------      ------------
                                                   2,759,570         2,685,145

  Less:  Accumulated depreciation,
   depletion and amortization                     (1,302,982)       (1,248,685)
                                                ------------      ------------
                                                   1,456,588         1,436,460
                                                ------------      ------------

OTHER ASSETS:
  Investment in affiliate                              5,772             5,677
  Deferred charges and other                          27,723            27,330
                                                ------------      ------------
                                                      33,495            33,007
                                                ------------      ------------
                                                $  1,618,453      $  1,592,407
                                                ============      ============















            The accompanying notes to consolidated financial statements are an integral part of this statement.
                        APACHE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET




(In thousands)                                   March 31,        December 31,
                                                   1994               1993
                                                -----------       ------------
                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt          $      8,858      $      9,017
  Accounts payable                                   102,453           118,447
  Accrued operating expense                           14,448            17,371
  Accrued exploration and development                 12,550            15,083
  Accrued interest                                     5,153             2,010
  Accrued income taxes                                 4,543             6,048
  Accrued compensation and benefits                    3,721             9,170
  Other accrued expenses                               7,820             8,244
                                                ------------      ------------
                                                     159,546           185,390
                                                ------------      ------------

LONG-TERM DEBT                                       492,364           453,009
                                                ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES:
  Income taxes                                       133,794           128,554
  Advances on gas contracts                            3,914             3,914
  Future operating costs for royalty
    interest sold                                      9,680            10,389
  Other                                               26,980            25,297
                                                ------------      ------------
                                                     174,368           168,154
                                                ------------      ------------

SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000
   shares authorized, 62,352,490 and
   62,334,241 shares issued, respectively             77,941            77,918
  Paid-in capital                                    540,490           540,155
  Retained earnings                                  187,316           182,195
  Treasury stock, at cost, 1,128,937 and
    1,248,827 shares, respectively                   (13,572)          (14,414)
                                                ------------      ------------
                                                     792,175           785,854
                                                ------------      ------------
                                                $  1,618,453      $  1,592,407
                                                ============      ============










            The accompanying notes to consolidated financial statements are an integral part of this statement.
                      APACHE CORPORATION AND SUBSIDIARIES
                        STATEMENT OF RETAINED EARNINGS
                                  (Unaudited)




(In thousands)                                      For the Three Months
                                                       Ended March 31,
                                                ---------------------------
                                                   1994              1993
                                                ---------         ---------
Retained earnings, beginning of period          $ 182,195         $ 160,763
Net income                                          9,407            11,592
Dividends declared:
  Common stock, $.07 per share                     (4,286)           (3,694)
                                                ---------         ---------
Retained earnings, end of period                $ 187,316         $ 168,661
                                                =========         =========












































          The accompanying notes to consolidated financial statements are an integral part of this statement.

                APACHE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

INCOME TAXES

Under the liability method specified by Statement of Financial
Accounting Standards No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted laws.

INCOME PER SHARE

Primary income per common share was calculated by dividing net income by the weighted average common shares outstanding. The effect of common stock equivalents, including shares issuable upon the exercise of stock options (calculated using the treasury stock method) and upon the assumed conversion of the Company's 3.93 percent convertible notes, was not significant or was anti-dilutive for all periods presented.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      For the Three Months
                                                        Ended March 31,
                                                      --------------------
      (In thousands)                                    1994        1993
                                                      --------    --------
      Cash paid during the period for:
        Interest (net of amounts capitalized)         $  2,632    $ 10,154
        Income taxes (net of refunds)                 $    (53)   $    325


The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
These investments are carried at cost which approximates market.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------------------

Financial Results
- - -----------------

Apache reported first quarter 1994 earnings of $9.4 million, or $.15 per share, on total revenues of $121.6 million. During the comparable 1993 period, Apache realized net income of $11.6 million, or $.24 per share, on total revenues of $108.6 million. The significant factor that contributed to lower earnings was a 30-percent decline in oil prices from a year ago. The first quarter's 1994 financial performance was impacted by the following items:

Acquisitions:

During the second half of 1993, Apache completed acquisitions which impacted most aspects of the Company's financial statements.

      Hall-Houston - Apache acquired substantially all of Hall-Houston Oil Company's (Hall-Houston) producing properties in the Gulf of Mexico for $84.4 million and Hall-Houston's interest in Mustang Island 787 and 805 for $29.3 million. The two transactions included interests in 63 producing fields and 12 fields under development or awaiting pipeline connections.

      HERC - Apache purchased Hadson Energy Resources Corporation
      (HERC) for approximately $98 million through a series of privately negotiated transactions and a merger approved with an affirmative vote by 66 2/3 percent of the HERC stockholders other than Apache. In addition to its domestic and foreign proved properties, HERC held a 22.5 percent interest in a 60-mile, offshore pipeline and an interest in over 6 million gross (2.5 million, net) acres in the Carnarvon Basin located offshore Western Australia.

Oil and Gas Production and Pricing:

With posted oil prices declining since mid-1993 in response to OPEC's failure to reduce its production quotas, Apache's average realized oil price dropped by $5.58 per barrel from the first quarter of 1993. The 30-percent decline in price, after considering amortization expense and income taxes, negatively impacted Apache's first quarter earnings by approximately $.11 per share.

A five percent increase in the average gas prices combined with an increase in production, due mainly to the acquisition of the Hall-Houston and HERC properties, contributed to a 50-percent increase in gas revenues.

Results of Operations
- - ---------------------                           For the Three Months
                                                  Ended March 31,
Selected Oil and Gas                            --------------------
Operating Statistics                              1994        1993
- - --------------------                            --------    --------

Oil Volume - Barrels per day:
 Domestic                                         32,003      30,844
 Foreign                                           2,644         374
                                                --------    --------
 Total                                            34,647      31,218

Average Oil Price - Per barrel                  $  12.85    $  18.43

Gas Volume - Mcf per day:
  Domestic                                       382,764     271,004
  Foreign                                          4,139           -
                                                --------    --------
  Total                                          386,903     271,004

Average Gas Price - Per Mcf                     $   2.09    $   1.99

Natural Gas Liquids (NGL) - Barrels per day        1,323       1,269

NGL Price - Per barrel                          $  11.03    $  12.71

Domestic Full Cost Amortization Rate                43.1%      36.9%


Oil and gas production revenues for the first quarter of 1994 totaled $114.2 million, up 12 percent from the same period last year. A 30-percent increase in equivalent production and five-percent improvement in gas prices more than offset the impact of lower oil prices on revenues from a year ago.

Higher production, reflecting both acquisitions and drilling, and a $.10 per thousand cubic feet (Mcf) increase in Apache's average gas price from a year ago contributed to first quarter natural gas sales rising to $72.8 million. Gas sales for the quarter were up $24.4 million, or 50 percent, from last year's sales. The HERC and Hall-Houston acquisitions added a total of 79 million cubic feet per day (MMcfd) to Apache's first quarter production for a total of 386.9 MMcfd. Developmental drilling and recompletions in Matagorda Island properties in the Gulf of Mexico and the Permian Basin also increased the Company's production by 41 MMcfd. Spot market gas prices continued to rise as cold weather in the northeastern United States and a reduction in volumes available from gas storage facilities increased the demand for natural gas. The five-percent increase over the prior year in Apache's average price of natural gas to $2.09 per Mcf favorably impacted 1994 sales by $3.6 million.

First quarter oil sales of $40.1 million declined $11.7 million, or 23 percent, from the comparable period in 1993 as a result of lower oil prices. With a decline in posted prices and the expiration of a hedging agreement on certain oil production acquired from Amoco in 1991, Apache's average oil price declined from $18.43 in the first quarter of 1993 to $12.85 in the current period. A 3,429 barrels per day (Bopd) increase in Apache's daily oil production from a year ago partially offset the $17.4 million revenue decrease attributable to lower prices. Apache's first quarter oil production rose to 34,647 Bopd, with 4,600 Bopd coming from the HERC and Hall-Houston acquisitions. These increases in production were partially offset by Grant Canyon wells watering-out.

Revenues from the sale of natural gas liquids and sulfur for the first quarter of 1994 totaled $1.3 million. Lower natural gas liquid prices contributed to the $.2 million decline from a year ago as lower crude oil prices depressed gas liquid prices.

First quarter gathering, processing and marketing revenues of $6.8 million were up 11 percent from the comparable period in 1993 while the operating margin decreased by $.5 million. The first quarter of 1993 included results of operations from Apache's interest in a western Oklahoma gathering system and processing plant which was sold effective March 31, 1993. This gathering and processing operation required a greater investment and generated a higher operating margin relative to sales than Apache's current oil and gas marketing activities.

Depreciation, depletion and amortization (DD&A) expense for the first quarter of 1994 totaled $51.3 million compared to $38.8 million a year ago, a 32-percent increase. DD&A expense for domestic oil and gas properties rose as a result of an increase in oil and gas sales and an increase in Apache's domestic amortization rate, expressed as a percentage of sales, from 36.9 percent in 1993 to 43.1 percent in 1994. Lower oil prices from a year ago and the higher costs associated with the acquisition of offshore properties, combined to increase Apache's domestic rate for the first quarter of 1994. Higher costs for offshore reserves reflect Apache's expectations of more rapid payouts associated with generally shorter reserve lives found in Gulf of Mexico properties.

Reflecting the impact of acquisitions, operating costs for the first quarter of 1994 rose 13 percent from a year ago to $33.1 million. Operating costs include lifting costs, workover expense, production taxes and severance taxes. Based on an equivalent unit of production, operating costs declined 13 percent in 1994 to $3.72 per barrel of oil equivalent (boe). The unit cost decline reflects continued cost savings efforts and the addition of offshore properties which are not subject to production taxes and traditionally have lower unit lifting costs.

First quarter administrative, selling and other costs declined two percent in total from a year ago, while dropping 24 percent on a Boe basis. Apache has assimilated the HERC and Hall-Houston acquisitions with minimal increases in administrative staff.

Net financing costs for the quarter declined $1.2 million, or 17 percent, from the first quarter of 1993. The $1.2 million reduction in net financing costs was largely attributable to replacing the $150 million of 7 1/2 percent debentures with bank debt accruing interest at approximately 4.2 percent. The $150 million of debentures converted to equity was subsequently replaced with bank debt drawn to fund acquisitions. Due to the replacement of the 7
1/2 percent debentures with bank debt, Apache's average interest rate declined from approximately 6.1 percent in the first quarter of 1993 to approximately 5.1 percent in the current period.

Liquidity and Capital Resources

Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt and payment of dividends. The Company generally funds its exploration and development activities through internally generated cash flows. Apache budgets its capital expenditures based upon projected cash flows and routinely adjusts its capital expenditures in response to changes in oil and gas prices and corresponding changes in cash flow.

Expenditures for exploration and development increased to $68.7 million for the first quarter of 1994 from $42.5 million during the comparable period last year. Apache has completed 55 producing wells out of 64 gross domestic wells drilled this year. This compares to 35 wells completed out of 49 gross domestic wells drilled during the first quarter of 1993. At the end of March 1994, there were another 30 wells in various stages of drilling with results expected by mid-year.

Apache's acquisitions in the first quarter of 1994 were relatively small at $4.5 million as compared to $13.9 million in 1993. The acquisitions were primarily purchases of additional working interest in existing Apache properties.

Other capital expenditures for 1994 were $1.5 million as compared to $18.8 million in 1993. The 1993 expenditures included the purchase of NGC's interest in the western Oklahoma gas gathering system which was subsequently sold in a transaction discussed under Capital Resources.

The purchase of HERC stock largely reflects cash payments for HERC common stock which had not been tendered to Apache as of December
31, 1993. The shares were accrued as a cost of the HERC acquisition in 1993.

Capital Resources

Apache's primary capital resources are net cash provided by operating activities, unused borrowing capacity under the Company's revolving bank credit facility, proceeds from other financing activities and proceeds from the sale of non-strategic assets. Net cash provided by operating activities totaled $56.4 million during the first quarter of 1994 compared to $13.6 million for the same period last year. The 314-percent improvement in cash flows primarily reflects increased gas production, higher gas prices and reduced interest costs from a year ago. In addition, 1993 net cash provided by operating activities was reduced by $20.1 million for the repayment of advances on gas contracts.

In March 1993, Apache and NGC completed the sale of their respective interest in a gas gathering system in western Oklahoma. Apache received gross cash proceeds of approximately $32.2 million in the transaction, of which $16.4 million was attributable to NGC's interest in the system. The sale price approximated the net book value of the interests sold.

Also in March 1993, Apache completed the public offering of approximately 5.8 million shares of common stock for net proceeds of $131.8 million. In April 1993, Apache applied the proceeds of the equity offering to repay all outstanding debt under the revolving bank credit. As of March 31, 1994, the Company had reborrowed $282 million, largely to fund the purchase of Hall-Houston properties and the HERC acquisition.

During the quarter, Apache increased its outstanding debt by $39.2 million to fund the purchase of the outstanding HERC common stock and other working capital requirements.

Liquidity

The Company had $17.2 million in cash equivalents on hand at March 31, 1994, up slightly from the $17.1 million at the end of 1993. The Company's ratio of current assets to current liabilities at year-end of .8:1 was virtually unchanged from year-end 1993.

Management believes that cash on hand, net cash generated from operations and unused available borrowing capacity under the revolving credit facility of $118 million at March 31, 1994 will be adequate to meet future liquidity needs for the next two fiscal years, including satisfying the Company's financial obligations and funding exploration and development operations and routine acquisitions.

Future Trends

Apache intends to continue increasing production and reserves through drilling and property acquisitions. Apache is in the process of amending its bank credit facility. The size of the facility is expected to increase from $400 million to $700 million, subject to borrowing base availability. The current borrowing base is expected to increase from $400 million to $450 million. These increases will enhance Apache's ability to pursue growth opportunities. Spot market natural gas prices remain volatile and continue to behave independent of historical seasonal patterns.
Spot market oil prices, which are especially vulnerable to complex and unpredictable political and economic forces, have improved since the end of the first quarter 1994, but are expected to remain volatile.

                   PART II. - OTHER INFORMATION
                   ----------------------------

ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

      The information set forth in Note 8 to the Consolidated
      Financial Statements contained in the registrant's 1993 Form 10-K filed March 28, 1994, is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES
- - ------------------------------
      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - ----------------------------------------
      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------
      None.

ITEM 5.  OTHER INFORMATION
- - --------------------------
      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------
      a.    Exhibits.

      11.1  Computation of Earnings per Share.

      b.    Reports filed on Form 8-K.

            None.

                                                            EXHIBIT 11.1


                               APACHE CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                      (In thousands except per share data)





                                                For the Three Months Ended
                                                     March 31, 1994
                                                --------------------------
                                                 Fully
                                                Primary           Diluted
                                                --------          --------
Net income                                      $  9,407          $  9,407
Assumed reduction of interest expense upon
  conversion of $75 million 3.93% convertible
  notes, net of tax                                  539               539
                                                --------          --------
Net income, as adjusted                         $  9,946          $  9,946
                                                ========          ========


Weighted average common shares outstanding        61,164            61,164
Stock options: common stock equivalents
  outstanding using the treasury stock method        662               662
Common shares issuable upon assumed conversion
  of 3.93% notes                                   2,778             2,778
                                                --------          --------
Common shares outstanding, as adjusted            64,604            64,604
                                                ========          ========

Earnings per share                              $    .15          $    .15
                                                ========          ========

                                FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to

                                ------------      ------------
Commission file number               1-4300
                                  ------------

                        APACHE CORPORATION
- - --------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



Delaware                                         41-0747868

- - ------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX              77056-4400

- - -----------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)


Registrant's Telephone Number, Including Area Code  (713) 296-6000

                                                   ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X  .     NO  .
    -----    ------
Number of shares of Apache Corporation common stock, $1.25 par value, outstanding as of March 31, 1994. . . .. . . . . . . .61,223,553

                            SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                          APACHE CORPORATION




Dated: May 13, 1994                       /S/ Mark A. Jackson
                                          ----------------------
                                          Mark A. Jackson
                                          Vice President and
                                          Chief Accounting Officer


Dated: May 13, 1994                       /S/ R. Kent Samuel
                                          -----------------------
                                          R. Kent Samuel
                                          Controller