Form 10-Q
period 1994-06-30
APACHE CORP
filed 1994-08-12
CIK 6769

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ____________________

Commission file number     1-4300

                               APACHE CORPORATION
             (Exact name of registrant as specified in its charter)



Delaware                                                     41-0747868
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                         77056-4400
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code         (713) 296-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X  .     NO      .
    -----         -----

Number of shares of Apache Corporation common stock, $1.25 par value, outstanding as of June 30, 1994. . . . . . . . . . . . . . . . . . .61,353,087

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      APACHE CORPORATION AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                                  (UNAUDITED)

(In thousands, except
 per share data)

                                              For the Quarter                 For the Six Months
                                               Ended June 30,                   Ended June 30,
                                        -------------------------         -------------------------
                                          1994             1993             1994             1993
                                        --------         --------         --------         --------
REVENUES:
  Oil and gas production revenues       $122,706         $105,113         $236,913         $206,863
  Gathering, processing and
   marketing revenues                     10,530            5,965           17,294           12,035
  Equity in income of affiliates             196              192              291              462
  Other revenues                           1,515                -            2,040              502
                                        --------         --------         --------         --------

                                         134,947          111,270          256,538          219,862
                                        --------         --------         --------         --------

OPERATING EXPENSES:
  Depreciation, depletion and
   amortization                           58,104           40,060          109,401           78,839
  International impairments                2,800            3,600            6,300            7,200
  Operating costs                         33,027           30,230           66,176           59,502
  Gathering, processing and
   marketing costs                         9,185            5,405           14,768            9,776
  Administrative, selling and other        9,328            8,121           17,883           16,879
  Financing costs:
    Interest expense                       7,564            6,528           14,095           14,455
    Amortization of deferred
     loan costs                              949              953            1,712            1,994
    Capitalized interest                  (1,149)          (1,367)          (2,170)          (2,732)
    Interest income                         (201)             (46)            (244)            (186)
                                        --------         --------         --------         --------

                                         119,607           93,484          227,921          185,727
                                        --------         --------         --------         --------

INCOME BEFORE INCOME TAXES                15,340           17,786           28,617           34,135
  Provision for income taxes               5,144            6,291            9,014           11,048
                                        --------         --------         --------         --------

NET INCOME                              $ 10,196         $ 11,495         $ 19,603         $ 23,087
                                        ========         ========         ========         ========

NET INCOME PER COMMON SHARE             $    .17         $    .22         $    .32         $    .46
                                        ========         ========         ========         ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                      61,243           52,766           61,204           50,160
                                        ========         ========         ========         ========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

(In thousands)                                                    For the Six Months
                                                                    Ended June 30,
                                                         ----------------------------------
                                                            1994                     1993
                                                         ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  19,603                $  23,087
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, depletion and amortization               109,401                   78,839
    International impairments                                6,300                    7,200
    Amortization of deferred loan costs                      1,712                    1,994
    Provision for deferred income taxes                     12,014                   11,048
                                                         ---------                ---------

                                                           149,030                  122,168

    Cash distributions less than
      earnings of affiliates                                  (291)                    (466)
    Gain on sale of stock held for investment               (1,464)                       -
    Changes in operating assets and liabilities:
      Increase in receivables                              (10,220)                  (5,152)
      Increase in advances to oil and
        gas ventures and other                              (3,847)                  (2,745)
      (Increase) decrease in other assets                   (2,741)                     118
      Decrease in accounts payable                          (1,109)                 (20,828)
      Decrease in accrued expenses                          (6,451)                 (12,366)
      Decrease in deferred credits
        and other noncurrent liabilities                    (3,904)                    (778)
                                                         ---------                ---------

      Net cash provided by operating activities            119,003                   79,951
                                                         ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures                (137,301)                (102,979)
  Acquisition of oil and gas properties                    (26,965)                 (44,122)
  Non-cash portion of oil and gas property
    additions                                                3,047                    6,128
  Proceeds from sale of oil and gas properties                 125                    2,420
  Proceeds from sale of gas gathering system                     -                   32,201
  Purchase of HERC stock and other                         (14,885)                  (3,808)
  Proceeds from sale of stock held for investment            2,262                        -
  Change in inventory, net                                    (613)                     890
  Other capital expenditures, net                           (4,156)                 (26,394)
                                                         ---------                ---------

      Net cash used by investing activities               (178,486)                (135,664)
                                                         ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                      92,462                   65,665
  Payments on long-term debt                               (27,012)                (147,434)
  Proceeds from issuance of common stock, net                3,043                  132,554
  Dividends paid                                            (8,536)                  (6,978)
  Costs of debt transactions                                  (875)                    (270)
                                                         ---------                ---------

      Net cash provided by financing activities             59,082                   43,537
                                                         ---------                ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (401)                 (12,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              17,064                   26,127
                                                         ---------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  16,663                $  13,951
                                                         =========                =========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


(In thousands)                                              June 30,      December 31,
                                                             1994             1993
                                                         ------------     ------------
                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $     16,663     $     17,064
  Receivables                                                 102,060           91,840
  Inventories                                                   7,765            7,152
  Advances to oil and gas ventures and other                   10,731            6,884
                                                         ------------     ------------

                                                              137,219          122,940
                                                         ------------     ------------

PROPERTY AND EQUIPMENT:
  Oil and gas on the basis of full
   cost accounting:
    Proved properties                                       2,675,305        2,516,801
    Unproved properties and properties
     under development, not being amortized                   111,234          105,597
  Gas gathering, transmission and
   processing facilities                                       25,809           25,809
  Other, at cost                                               40,631           36,938
                                                         ------------     ------------

                                                            2,852,979        2,685,145
  Less:  Accumulated depreciation,
   depletion and amortization                              (1,363,463)      (1,248,685)
                                                         ------------     ------------

                                                            1,489,516        1,436,460
                                                         ------------     ------------

OTHER ASSETS:
  Investments in affiliates                                     5,968            5,677
  Deferred charges and other                                   28,976           27,330
                                                         ------------     ------------

                                                               34,944           33,007
                                                         ------------     ------------

                                                         $  1,661,679     $  1,592,407
                                                         ============     ============





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


(In thousands)                                              June 30,      December 31,
                                                             1994             1993
                                                         ------------     ------------
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                   $        620     $      9,017
  Accounts payable                                            103,421          118,447
  Accrued operating expense                                    14,129           17,371
  Accrued exploration and development                          18,130           15,083
  Accrued income taxes                                          2,611            6,048
  Accrued interest                                              2,291            2,010
  Accrued compensation and benefits                             5,737            9,170
  Other accrued expenses                                        8,187            8,244
                                                         ------------     ------------

                                                              155,126          185,390
                                                         ------------     ------------

LONG-TERM DEBT                                                526,856          453,009
                                                         ------------     ------------

DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES:
  Income taxes                                                140,438          128,554
  Advances on gas contracts                                     3,914            3,914
  Future operating costs for royalty
    interest sold                                               9,149           10,389
  Other                                                        26,200           25,297
                                                         ------------     ------------

                                                              179,701          168,154
                                                         ------------     ------------

SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000
   authorized, 62,482,043 and
   62,334,241 shares issued, respectively                      78,103           77,918
  Paid-in capital                                             542,247          540,155
  Retained earnings                                           193,218          182,195
  Treasury stock, at cost, 1,128,956 and
   1,248,827 shares, respectively                             (13,572)         (14,414)
                                                         ------------     ------------

                                                              799,996          785,854
                                                         ------------     ------------

                                                         $  1,661,679     $  1,592,407
                                                         ============     ============





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                                  (Unaudited)


(In thousands)                                                      For the Quarter
                                                                     Ended June 30,
                                                         -----------------------------------
                                                            1994                     1993
                                                         ----------               ----------
RETAINED EARNINGS, Beginning of period                   $  187,316               $  168,661
Net income                                                   10,196                   11,495
Dividends declared:
  Common stock, $.07 per share                               (4,294)                  (3,694)
                                                         ----------               ----------

RETAINED EARNINGS, End of period                         $  193,218               $  176,462
                                                         ==========               ==========



                                                                  For the Six Months
                                                                    Ended June 30,
                                                         -----------------------------------
                                                            1994                     1993
                                                         ----------               ----------
RETAINED EARNINGS, Beginning of year                     $  182,195               $  160,763
Net income                                                   19,603                   23,087
Dividends declared:
  Common stock, $.14 per share                               (8,580)                  (7,388)
                                                         ----------               ----------

RETAINED EARNINGS, End of period                         $  193,218               $  176,462
                                                         ==========               ==========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

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

The following table provides additional disclosure of cash payments (in thousands):

                                                            For the Six Months
                                                              Ended June 30,
                                                ----------------------------------------
                                                      1994                      1993
                                                ---------------           --------------
Cash paid during the period for:
  Interest (net of amounts capitalized)         $        11,830           $       15,648
  Income taxes (net of refunds)                 $           (54)          $        1,371

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Results

Apache reported net income of $10.2 million, or $.17 per share, for the second quarter of 1994 compared to $11.5 million, or $.22 per share, for the same period last year. Net income for the second quarter of 1994 included a $.02 per share gain on the sale of stock in another company. The primary factors that contributed to lower earnings were a $2.56 per barrel decline in oil prices and a $.12 per Mcf decline in natural gas prices from a year ago.

Earnings for the first six months of 1994 totaled $19.6 million, or $.32 per share, compared to $23.1 million, or $.46 per share, during the first half of 1993. Lower oil prices from a year ago more than offset the impact of increased oil and gas production.

The Company's 1994 financial performance was impacted by the following items.

Oil Prices -

      While posted oil prices showed improvement during the second quarter of 1994, the Company's average realized prices for the quarter and first half were down 14 percent and 22 percent, respectively, from the comparable periods in 1993. The price declines, after considering amortization expense and income taxes, negatively impacted Apache's second quarter and first half earnings by $.10 per share and $.21 per share, respectively.

Acquisitions -

      During the second half of 1993, Apache purchased substantially all of Hall-Houston Oil Company's (Hall-Houston) producing properties in the Gulf of Mexico for $84.4 million and acquired Hadson Energy Resources Corporation (HERC) for approximately $98 million. In June 1993, Apache purchased Hall-Houston's interest in Mustang Island 787 and 805 for $29.3 million. The Hall-Houston and HERC acquisitions combined to increase Apache's first half oil and gas production by approximately 4.3 thousand barrels per day (MBopd) and 65 million cubic feet per day (MMcfd), respectively. Apache spent approximately $27 million to acquire oil and gas properties during the first half of 1994.

Drilling and Recompletions -

      Apache's active drilling and recompletion program contributed significantly to the Company's increase in production from a year ago. Drilling in the Gulf of Mexico boosted first half gas production by 50 MMcfd, while drilling and recompletions in the Permian Basin added more than 17 MMcfd. The increased production from acquisitions and drilling mitigated the impact of lower oil prices realized in 1994.

Results of Operations

                                              For the Quarter                For the Six Months
                                               Ended June 30,                   Ended June 30,
                                        -------------------------         -------------------------
                                           1994            1993             1994             1993
                                        ---------        --------         --------         --------
Selected Oil and Gas
Operating Statistics
- - --------------------
Gas Volume - Mcf per day:
  Domestic                                402,765         271,158          392,820          271,081
  Foreign                                   3,850               -            3,994                -
  Total                                   406,615         271,158          396,814          271,081

Average Gas Price - Per Mcf             $    1.89        $   2.01         $   1.99         $   2.00

Oil Volume - Barrels per day:
  Domestic                                 32,461          31,093           32,233           30,969
  Foreign                                   2,741             864            2,693              621
  Total                                    35,202          31,957           34,926           31,590

Average Oil Price - Per barrel          $   15.95        $  18.51         $  14.42         $  18.47

Natural Gas Liquids (NGL)
 Barrels per day                            1,356           1,489            1,340            1,379

NGL Price - Per barrel                  $   12.60        $  13.18         $  11.83         $  12.97

Domestic Full Cost
  Amortization Rate                          45.8%           37.0%            44.7%            37.0%


Oil and gas production revenues for the second quarter and first half of 1994 increased over the prior year by 17 percent and 15 percent, respectively, mainly due to record gas production and higher oil production.

Record production, as a result of successful acquisition and drilling efforts, boosted second quarter gas sales to $70.1 million. Gas sales for the second quarter of 1994 rose $20.6 million, or 42 percent, from the same period last year. Acquisitions added more than 68 MMcfd to Apache's second quarter gas production for a record 406.6 MMcfd. Developmental drilling and recompletions in the Gulf of Mexico and the Permian Basin increased total gas production by 71 MMcfd. Apache's natural gas price declined six percent from second quarter 1993 to $1.89 per Mcf, negatively impacting 1994 sales by $4.1 million.

Gas sales rose 46 percent to $142.9 million for the six month period of 1994, compared to $98 million in 1993. Apache produced 396.8 MMcfd during the first half of the year, up from 271.1 MMcfd for the same period of 1993. The Company's realized gas price of $1.99 per Mcf during the first half of 1994 was $.01 per Mcf lower than last year's price of $2.00 per Mcf during the same period.

Oil sales of $51.1 million for the 1994 second quarter were $2.7 million, or five percent, lower than the previous year as a result of lower oil prices. Apache's average oil price declined from $18.51 in the second quarter of 1993 to $15.95 in the current period. The $2.56 decline in oil price negatively impacted 1994 sales by $8.2 million, as compared to 1993. Oil production increased 3,245 barrels per day (Bopd), rising to 35,202 Bopd for the second quarter of 1994. The higher production, driven by the HERC and Hall-Houston acquisitions, offset $5.5 million of the sales decline attributable to lower oil prices.

For the first six months of 1994, oil sales decreased 14 percent to $91.1 million compared to $105.6 million for the same period a year ago. In the first half of 1994, oil production rose 10 percent to 34,926 Bopd compared to 31,590 Bopd last year. Apache's realized oil price of $14.42 per barrel for the first six months of 1994 was $4.05 per barrel below the 1993 price of $18.47 per barrel, negatively impacting sales by $25.6 million.

Revenues from the sale of natural gas liquids and sulphur totaled $1.6 million for the second quarter and $2.9 million for first half of 1994. Lower natural gas liquids prices contributed to the $.2 million and $.4 million declines, respectively, as lower crude oil prices depressed gas liquids prices.

During the second quarter, Apache sold 1.6 million shares of stock held for investment for $2.3 million, resulting in a pre-tax gain of $1.5 million.

Gathering, processing and marketing revenues of $10.5 million for the second quarter and $17.3 million for the first half of 1994 were 76 percent and 44 percent, respectively, higher than last year's revenues. Operating margins increased $.8 million from the second quarter of 1993 and $.3 million from the first six months, respectively, primarily due to increased crude oil marketing activity.

Depreciation, depletion and amortization (DD&A) expense of $58.1 million for the second quarter of 1994 and $109.4 million for the first half of the year, increased 45 percent and 39 percent, respectively, over the comparable 1993 periods. DD&A expense for domestic oil and gas properties rose as a result of the increase in oil and gas sales and an increase in Apache's domestic amortization rate, expressed as a percentage of sales. The increase in the DD&A rate is a function of lower oil prices and reserve replacement costs, on an energy equivalency basis, in excess of the historical average. Part of the cost increase is attributable to reserve additions for offshore properties. Incurring higher costs for offshore reserves reflects Apache's expectations of more rapid payouts associated with generally shorter reserve lives found in Gulf of Mexico properties.

Operating costs rose $2.8 million, or nine percent to $33 million for the quarter and $6.7 million, or 11 percent, to $66.2 million year-to-date from the comparable periods last year due primarily to the impact of the acquisitions. Operating costs include lifting costs, workover expense, production taxes and severance taxes. Based on an equivalent unit of production, operating costs declined 18 percent in the second quarter of 1994 and 15 percent in the first half period to $3.52 per barrel of oil equivalent (Boe) and $3.62 per Boe, respectively. The unit cost decline reflects continued cost savings efforts and the addition of offshore properties which are not subject to production taxes and traditionally have lower unit lifting costs.

Administrative, selling and other costs rose $1.2 million, or 15 percent, in the second quarter of 1994 from a year ago, while dropping 14 percent on a Boe basis. Costs increased $1 million, or six percent, in the first half of the year compared to last year, while dropping 19 percent on an Boe basis. Apache acquired HERC and the Hall-Houston properties with minimal increases in Apache's administrative staff.

Net financing costs increased 18 percent for the quarter to $7.2 million, yet dropped slightly in the comparable six month period. The increase in quarterly financing costs reflects an increase in total debt of $128 million from March 31, 1993 to June 30, 1994. While rates have increased slightly in 1994, Apache's average interest rate for the first half of 1994 decreased more than 100 basis points to 5.4 percent from Apache's average 1993 rate due to the conversion of the 7 1/2-percent debentures in September 1993.

The year-to-date provision for income taxes in 1993 includes a $1 million benefit resulting from the Company's adoption of Statement of Financial Accounting Standards No. 109 which reduced Apache's deferred tax liability.

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

Expenditures for exploration and development increased to $137.3 million for the first half of 1994 from $103 million during the comparable period last year. In the first six months of 1994, Apache completed 114 of 136 gross domestic wells as producers, while the Company completed 84 of 115 gross domestic wells as producers in the first half of 1993. Apache has been actively drilling in the Midcontinent region, the Permian Basin, the Gulf of Mexico and the Rocky Mountain region of the United States. Internationally, the Company continued with developmental drilling on the Harriet prospect in Australia and a discovery in the Bohai Bay, People's Republic of China. Further evaluation is necessary to determine commercial potential of the discovery offshore China. International exploration and development expenditures totaled $11.2 million in the first half of 1994 compared to $7.2 million in 1993. Apache's annual expenditures for exploration and development are expected to total approximately $250 million.

Acquisitions during the first half of 1994 totaled $27 million as compared to $44.1 million for the same period of 1993. This year's acquisitions included $16 million for interests in offshore properties.

Other capital expenditures for the first half of 1994 totaled $4.2 million. The 1993 expenditures include the purchase of NGC's interest in the western Oklahoma gas system which was subsequently sold in a transaction discussed below.

The purchase of HERC stock largely reflects cash payments for HERC common stock which had not been tendered to Apache as of December 31, 1993. The purchase of the remaining shares was accrued as a cost of the HERC acquisition in 1993.

Capital Resources

Apache's primary capital resources are net cash provided by operating activities, unused borrowing capacity under the Company's revolving bank credit facility and proceeds from the sale of non-strategic assets. Net cash provided by operating activities totaled $119 million for the first half of 1994 compared to $80 million for the same period in 1993. The 49 percent increase in cash flows largely reflects increased oil and gas production.

During the second quarter of 1994, Apache amended its bank credit facility, increasing the amount committed under the revolving portion of the facility from $400 million to $700 million, subject to borrowing base availability. Apache's current borrowing base increased from $400 million to $450 million as a result of the amendment and subsequent borrowing base redetermination. As of June 30, 1994, Apache had $328 million outstanding on its bank credit facility. The $122 million in unused availability and increased commitment is for general corporate purposes and potential acquisitions.

Also during the second quarter, Apache terminated a bank facility held in the name of HERC and amended and restated the debt agreement of HERC's wholly-owned subsidiary, Hadson Energy Limited (HEL). The HEL amendment provided for a rate reduction from 1 1/8 percent above the discount rate of U.S. dollar bankers' acceptances to 5/8 percent above the bankers' acceptance rate. The initial borrowing base was established at $25 million, of which $20 million was outstanding at June 30, 1994. As with the previous agreement, the HEL credit facility is not guaranteed by Apache.

Total outstanding long-term debt increased to $527.5 million at June 30, 1994, up $65.5 million from the end of 1993. Apache drew on its bank facility to fund the acquisitions closed during the first six months of 1994, purchase the HERC shares tendered to Apache in 1994 and fund working capital requirements.

In March 1993, Apache and NGC completed the sale of their respective interests in a gas gathering system in western Oklahoma. Apache received gross cash proceeds of $32.2 million in the transaction, approximately $16.4 million of which was attributable to NGC's interest in the system. The sale price approximated the net book value of the interests sold.

Also in March 1993, Apache completed the public offering of approximately 5.8 million shares of common stock for net proceeds of $131.8 million. In April 1993, Apache applied the proceeds of the equity offering to repay all outstanding bank debt under the revolving bank credit. The debt was redrawn in subsequent periods to fund acquisitions completed during 1993.

Liquidity

The Company had $16.7 million in cash equivalents on hand at June 30, 1994, down slightly from the $17.1 million at the end of 1993. The Company's ratio of current assets to current liabilities at quarter-end 1994 of .9:1 was improved from year-end 1993 when the ratio was .7:1.

Management believes that cash on hand, net cash provided by operating activities and unused available borrowing capacity under the revolving credit facility of $122 million at June 30, 1994 will be adequate to meet future liquidity needs for the next two fiscal years, including satisfying the Company's financial obligations and funding exploration and development operations and routine acquisitions.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 8 to the Consolidated Financial Statements contained in the registrant's Form 10-K for the year ended December 31, 1993 (filed with the SEC on March 28, 1994) is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a) The Company's annual meeting of shareholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 5, 1994.

      b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

      c) Out of a total of 61,223,553 shares of the Company's common stock outstanding and entitled to vote, 53,407,177 shares were present at the meeting in person or by proxy, representing approximately 87 percent.

              At the meeting four directors were elected to serve on the Company's board of directors until the 1997 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                    Nominee                For           Authority Withheld
              -------------------       ----------       ------------------

              Frederick M. Bohen        52,982,273             424,904
              Virgil B. Day             52,970,951             436,226
              Stanley K. Hathaway       52,981,394             425,783
              Joseph A. Rice            52,981,414             425,763


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Second Amended and Restated Credit Agreement, dated as of April 30, 1994, among Apache Corporation, the Lenders named therein, and the First National Bank of Chicago and Chemical Bank, as Agents.

      10.2 Amended and Restated Acceptance Agreement, dated as of May 26, 1994, by and between Hadson Energy Limited and Bank of Montreal, as Agent, and the Other Banks which may become Parties thereto.

      11.1    Computation of earnings per share.

(b)   Reports filed on Form 8-K.

      March 1, 1994 - Item 5. Other Events - Information relating to the indemnification of directors and officers and certain undertakings provided for incorporation by reference into Apache's active registration statements.

      April 28, 1994 - Item 5. Other Events - Resignation of William J. Johnson as president and chief operating officer and management's recommendation of G. Steven Farris as his successor.

                                   SIGNATURES



 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        APACHE CORPORATION



Dated:  August 12, 1994                 /s/ MARK A. JACKSON
                                        Mark A. Jackson
                                        Vice President, Finance



Dated:  August 12, 1994                 /s/ R. KENT SAMUEL
                                        R. Kent Samuel
                                        Controller and Chief Accounting Officer

                               INDEX TO EXHIBITS


Exhibit
Number
- - -------

  10.1 Second Amended and Restated Credit Agreement, dated as of April 30, 1994, among Apache Corporation, the Lenders named therein, and the First National Bank of Chicago and Chemical Bank, as Agents.

  10.2 Amended and Restated Acceptance Agreement, dated as of May 26, 1994, by and between Hadson Energy Limited and Bank of Montreal, as Agent, and the Other Banks which may become Parties thereto.

  11.1        Computation of earnings per share.