Form 10-Q
period 1994-09-30
APACHE CORP
filed 1994-11-14
CIK 6769

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


	APACHE CORPORATION AND SUBSIDIARIES
	STATEMENT OF CONSOLIDATED INCOME
	(Unaudited)

(In thousands, except
 per share data)				                  For the Quarter    	  For the Nine Months
                             					   Ended September 30,  		  Ended September 30,
                              					---------------------------------	--------------------------------
                             					    1994   	    1993   	   1994   	   1993
                              					----------		----------		----------		---------

REVENUES:
  Oil and gas production revenues		$128,193  	$112,660  	$365,106  	$319,523
  Gathering, processing and
   marketing revenues			             11,882  	   7,214     29,176 	   19,249
  Equity in income of affiliates		       94        132  	     385        594
  Other revenues 				                   596      2,007      2,636  	   2,509
                              					----------		-----------	----------		-------

                               					140,765  	 122,013  	 397,303  	 341,875
                              					----------		-----------	-----------	-----------

OPERATING EXPENSES:
  Depreciation, depletion and
   amortization			                	  61,001  	  47,131    170,402 	  125,970
  International impairments      		   1,000 	   10,300      7,300     17,500
  Operating costs      	         		  35,631     34,769  	 101,807     94,271
  Gathering, processing and
   marketing costs			                10,608      6,328     25,376     16,104
  Administrative, selling and other   8,230      8,577     26,113     25,456
  Financing costs:
    Interest expense			               8,213      7,961     22,308     22,416
    Amortization of deferred
     loan costs				                   1,097  	     918  	   2,809  	   2,912
    Capitalized interest			          (1,261)	   (1,117)	   (3,431) 	  (3,849)
    Interest income			                  (10)		    (111)      (254)      (297)
	                               				---------		----------		-----------	------

	                                				124,509 	 114,756  	 352,430  	 300,483
	                              				---------		-----------	-----------	------------

INCOME BEFORE INCOME TAXES	           16,256     7,257  	  44,873  	  41,392
  Provision for income taxes		         5,681     6,176  	  14,696     17,224
                               					---------		-----------	------------	------------

NET INCOME			                       $ 10,575   	 1,081  	 $30,177  	 $24,168
                               					=========	=========	=========  	=========

NET INCOME PER COMMON SHARE	          $	0.17  	   0.02  	$  0.49  	$    0.47
                               					========= 	======== =	======== =	=========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING		                61,397    52,904    61,269  	   51,085
                               					=========	=========	=========	========



APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)
(In thousands)				                        			    For the Nine Months
                                     								    Ended September 30,
                               								----------------------------------
                                      								    1994    	    1993
                                     								------------	-------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income							                           $   30,177   $   24,168
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, depletion and amortization		   170,402  	   125,970
    International impairments					                 7,300       17,500
    Amortization of deferred loan costs				        2,809        2,912
    Provision for deferred income taxes				       18,446       17,224
    Other								                                      -          268
                                       								------------	------------

                                      								   229,134  	   188,042

    Cash distributions less than
      earnings of affiliates						                  (384)	       (601)
    Gain on sale of stock held for investment	    (1,780)         		-
    Changes in operating assets and liabilities:
      Increase in receivables						               (4,978)	    (16,890)
      Increase in advances to oil and
        gas ventures and other					               (3,654)	     (2,508)
      Increase in other assets					               (3,098)	       (441)
      Increase (decrease) in accounts payable				  2,076      (14,221)
      Decrease in accrued expenses					             (518)	     (8,896)
      Decrease in deferred credits
        and other noncurrent liabilities		            (8)      (2,042)
                                        								-------------	--------------

      Net cash provided by operating activities   216,790      142,443
                                        								--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures				   (220,320)	  (157,285)
  Acquisition of oil and gas properties				       (71,110)	  (151,466)
  Non-cash portion of oil and gas property
    additions							                                4,225       6,420
  Proceeds from sale of oil and gas properties		    3,567       2,989
  Proceeds from sale of gas gathering system					       -      32,201
  Purchase of HERC stock and other				            (17,128)	   (55,797)
  Proceeds from sale of stock held for investment		 5,423           -
  (Increase) decrease in inventory, net				        (1,591)	       319
  Other capital expenditures, net					             (5,514)	   (28,656)
                                        								-------------	-------------

      Net cash used by investing activities				  (302,448)	  (351,275)
                                        								-------------	--------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings						                      118,970  	  225,667
  Payments on long-term debt					                 (27,920)	  (156,126)
  Proceeds from HERC common stock				                   -       1,632
  Proceeds from issuance of common stock, net			    4,310  	  133,421
  Dividends paid							                           (12,831)    (10,673)
  Costs of debt transactions					                    (875)	      (270)
                                        								--------------	--------------

      Net cash provided by financing activities	   81,654  	  193,651
                                        								--------------	--------------

NET DECREASE IN CASH AND CASH EQUIVALENTS		        (4,004)	   (15,181)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	    17,064  	   26,127
                                       								 ---------	  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD		  $    13,060  	 $ 10,946
                                         								=========  	==========


APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)	 	               		  			September 30,        December 31,
                             								      1994       	       1993
                              								-----------------	----------------
                                								(Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents       					$     13,060  	$       17,064
  Receivables							                         96,818   	       91,840
  Inventories							                          8,743  	         7,152
  Advances to oil and gas ventures and other 10,538  	         6,884
                                								---------------	--------------

                              								      129,159  	      122,940
                                 								---------------	--------------

PROPERTY AND EQUIPMENT:
  Oil and gas on the basis of full
   cost accounting:
    Proved properties              					   2,792,137  	   2,516,801
    Unproved properties and properties
     under development, not being amortized  118,124  	     105,597
  Gas gathering, transmission and
   processing facilities						                25,809  	      25,809
  Other, at cost							                       41,508  	      36,938
                                 								--------------	-------------

                                								   2,977,578   	  2,685,145

  Less:  Accumulated depreciation,
   depletion and amortization			       		 (1,424,733)  	 (1,248,685)
                               								---------------	--------------

                                								   1,552,845  	   1,436,460
                               								--------------	---------------

OTHER ASSETS:
  Investments in affiliates		     				         3,418  	       5,677
  Deferred charges and other     	 		         30,027	        27,330
                                								---------------	--------------

                              								        33,445  	      33,007
                                								---------------	--------------

                                 								$ 1,715,449    	 1,592,407
                                      		=========	===   ==============




APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)				                        		 	September 30,    December 31,
                                   								       1994    	       1993
                                   								-----------------	----------------
                                       								(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
                                                        >
  Current maturities of long-term debt		        $     332   $     9,017
  Accounts payable						                          106,612   	   118,447
  Accrued operating expense					                   17,102  	     17,371
  Accrued exploration and development				          19,308  	     15,083
  Accrued income taxes           					              1,883  	      6,048
  Accrued interest                 					            5,682  	      2,010
  Accrued compensation and benefits				             5,682  	      9,170
  Other accrued expenses					 	                     7,811  	      8,244
                                     								-----------------	-------------

                                  								        164,412  	   185,390
                                     								----------------	-------------

LONG-TERM DEBT 						                             552,744  	   453,009
                                      								----------------	-------------


DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES:
  Income taxes							                             149,255  	   128,554
  Advances on gas contracts					                    3,914  	     3,914
  Future operating costs for royalty
    interest sold							                            8,264  	    10,389
  Other								                                    29,324  	    25,297
                                     								----------------	-------------

                                    								      190,757  	   168,154
                                     								---------------	-------------

SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000
   authorized, 62,545,858 and
   62,334,241 shares issued, respectively				      78,182  	    77,918
  Paid-in capital						                    	      543,315  	   540,155
  Retained earnings						                         199,491  	   182,195
  Treasury stock, at cost, 1,118,956 and
   1,248,827 shares, respectively					            (13,452)	    (14,414)
                                     								 -------------  ------------

                                     								     807,536  	   785,854
                                      								------------	  ------------

				                                       				$1,715,449  	$1,592,407

                                       								========	==  ============



APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED RETAINED EARNINGS
(Unaudited)

(In thousands)							                               For the Quarter
                                     								      Ended September 30,
                                       								---------------------------
                                         								   1994    	    1993
                                       								------------	------------

RETAINED EARNINGS, Beginning of period	      		$  193,218      	  176,462
Net income							                                  10,575  	        1,081
Dividends declared:
  Common stock, $.07 per share				          	      (4,302) 	      (4,247)
                                        								-------------	-------------

RETAINED EARNINGS, End of period				           $  199,491     $  173,296
                                            								========	========



                                      								     For the Nine Months
                                      								     Ended September 30,
                                   								----------------------------------
                                        								    1994    	    1993
                                       								------------	------------

RETAINED EARNINGS, Beginning of year		         $  182,195  	  $  160,763
Net income							                                  30,177  	      24,168
Dividends declared:
  Common stock, 	$.21 per share				          	    (12,881)	      (11,635)
                                       								------------	-------------

RETAINED EARNINGS, End of period			            	  199,491  	  $  173,296
                                            								========	========



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

INCOME PER SHARE

Primary income per common share was calculated by dividing net income by the weighted average common shares outstanding. The effect of common stock equivalents, including shares issuable upon the assumed exercise of stock options (calculated using the treasury stock method) and upon the assumed conversion of the Company's 3.93 percent convertible notes, was not significant or was anti-dilutive for all periods presented.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
These investments are carried at cost which approximates market.

The following table provides additional disclosure of cash payments (in thousands):



                              								      For the Nine Months
                              								      Ended September 30,
                            								----------------------------------
                                  								    1994    	    1993
                                								------------	------------
Cash paid during the period for:
  Interest (net of amounts capitalized)				$  15,763  	$  22,499
  Income taxes (net of refunds)			       		$   5,829       1,387

SUBSEQUENT EVENT

On November 7, 1994, Apache announced it had entered into an agreement with Crystal Oil Company (Crystal) to purchase substantially all of Crystal's domestic oil and gas assets for approximately $101 million, subject to adjustment. The properties include net proved reserves of 91.6 billion cubic feet of gas and five million barrels of oil. Consummation of this transaction is subject to various conditions, including shareholder and regulatory approval. Apache will fund the acquisition, which is expected to close by the end of 1994, under its current bank credit facility. See Item 5 below.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS   OF OPERATIONS


Financial Results

Apache reported net income of $10.6 million, or $.17 per share, for the third quarter of 1994 compared to $1.1 million, or $.02 per share for the comparable 1993 period. Apache recorded two non-cash charges during the third quarter of 1993 which combined to reduce net income by $7.8 million, or $.15 per share. Apache's $6.7 million impairment of its remaining investment in West Africa reduced third quarter 1993 net income by $4.3 million, or $.08 per share. Apache also took a 1993 charge to earnings of $3.5 million, or $.07 per share, as a result of 1993 legislation which increased the federal corporate income tax rate. Total revenues for the quarter rose to $140.8 million from $122 million in the third quarter of 1993.

Net income of $30.2 million, or $.49 per share, was reported in the first nine months of 1994, compared to $24.2 million, or $.47 per share, in 1993. Total revenue increased 16 percent from a year ago, rising to $397.3 million for the first nine months of 1994.

The Company's 1994 financial performance was impacted by the following items.

 Oil and Gas Prices -

During the first nine months of 1994, oil and gas prices declined by 13 percent and six percent, respectively, from a year ago. Lower product prices, after considering DD&A and taxes, negatively impacted 1994 earnings by approximately $.29 per share.

Drilling and Recompletions -

Apache's active drilling and recompletion program boosted gas production for the first nine months of 1994 by approximately 71 million cubic feet per day (MMcfd) from a year ago. While Apache increased net production in each of its domestic operating regions through drilling and recompletions, 66 percent of the Company increase was from properties in the Gulf of Mexico.

Acquisitions -

Apache continued to pursue acquisition opportunities, purchasing more than $71 million of oil and gas properties during the first nine months of 1994. During the second half of 1993, Apache purchased substantially all of the producing properties of Hall-Houston Oil Company (Hall-Houston) in the Gulf of Mexico for $84.4 million and acquired the stock of Hadson Energy Resources Corporation (HERC) for approximately $98 million. In June 1993, Apache purchased Hall-Houston's interest in Mustang Island 787 and 805 for $29.3 million.
The acquisitions during 1994 and 1993 combined to increase Apache's first nine month oil and gas production by more than three thousand barrels per day (MBopd) and 55 MMcfd, respectively.



Results of Operations

             			    			        For the Quarter		      For the Nine Months
                    						    Ended September 30,		    Ended September 30,
                       						---------------------------------	-----------
                        						   1994  		   1993   	   1994   	    1993
                       						-----------	-----------	-----------	----------
Selected Oil and Gas
Operating Statistics

Gas Volume - Mcf per day:
  Domestic					                431,638  	  309,446  	  405,901  	 284,010
  Foreign					                  11,815	      8,006       6,630	     2,698
  Total					                   443,453  	  317,452  	  412,531  	 286,708

Average Gas Price - Per Mcf			$   1.71  	$    2.01  	$    1.89  	$   2.00

Oil Volume - Barrels per day:
  Domestic					                 32,801      32,490  	   32,425  	  31,482
  Foreign					                   3,646	      3,225       3,014      1,498
   Total					              	    36,447      35,715  	   35,439  	  32,980

Average Oil Price - Per barrel$  16.90   	   15.93  	$   15.28  	$  17.54

Natural Gas Liquids (NGL)
 Barrels per day					            1,363  	    1,429  	    1,347  	   1,396

NGL Price - Per barrel			    	$  13.19  	$   11.89  	$   12.30  	$  12.60

Domestic Full Cost
  Amortization Rate				           45.7%       40.4%       44.9%	     38.1%


Oil and gas production revenues for the third quarter and first nine months of 1994 were higher than the comparable periods in 1993 by $15.5 million and $45.6 million, respectively, as higher production more than offset the impact of lower prices.

Gas production during the quarter increased 126 MMcfd, or 40 percent, from a year ago, climbing to a record 443.5 MMcfd. For the third quarter of 1994, gas sales of $69.9 million increased $11.1 million, or 19 percent, over the previous year. Acquisitions added approximately 32 MMcfd, whereas drilling and recompletions accounted for nearly 94 MMcfd. Apache's realized natural gas price dropped $.30 per Mcf to $1.71 per Mcf, negatively impacting sales by $12.2 million.

For the first nine months of 1994, gas production reached 412.5 MMcfd, an increase of 125.8 MMcfd, or 44 percent, from a year ago. Gas sales of $212.8 million were $56 million higher than the comparable period in 1993. Acquisitions contributed 55 MMcfd, or 43 percent, and drilling and recompletions added another 71 MMcfd. The Company's realized natural gas price of $1.89 per Mcf during the first nine months of 1994 was six percent lower than the prior year's price of $2.00 per Mcf for the same period. The decline in price is a result of lower spot prices during 1994.

Oil sales of $56.7 million for the third quarter of 1994 were $4.3 million, or eight percent, higher than last year as a result of higher oil production and prices. Apache's realized oil price climbed to $16.90 per barrel, a $.97 per barrel increase over the $15.93 per barrel price for the third quarter of 1993. For the quarter, the Company increased its oil production by 732 barrels per day (Bopd) to 36,447 Bopd compared to 35,715 Bopd for the comparable 1993 period. The increase in the realized oil price added sales of approximately $3.2 million and the increase in oil production contributed $1.1 million to sales.

For the first nine months of 1994, oil sales of $147.8 million decreased $10.1 million, or six percent, from a year ago. Lower average oil prices in 1994 negatively impacted oil sales by $21.9 million and more than offset the favorable impact of higher production. Reflecting lower average posted prices during 1994, Apache's realized oil price of $15.28 per barrel for the first nine months dropped $2.26 per barrel below the 1993 price of $17.54 per barrel. For the nine month period of 1994, the Company reported oil production of 35,439 Bopd, a 2,459 Bopd increase over the previous year's production of 32,980 Bopd. The seven percent increase in production was the result of acquisitions during the second half of 1993.

Revenues from the sale of natural gas liquids and sulphur for the third quarter of 1994 totaled $1.6 million. For the first nine months of 1994, revenues decreased $.4 million compared to a year ago, a result of lower natural gas liquids prices and decreased volumes.

Third quarter gathering, processing and marketing revenues of $11.9 million were 65 percent higher than last year's revenues of $7.2 million due to increased volumes sold under crude oil contracts. For the nine months of 1994, gathering, processing and marketing revenues of $29.2 million were 52 percent higher than last year's revenues of $19.2 million although the gross margin for these activities was up 21 percent.

During the third quarter of 1994, Apache sold its remaining .4 million shares of XCL Ltd. common stock for $.5 million, or a $.3 million pre-tax gain. In another transaction, the Company sold .2 million shares of Key Production Company Inc. (Key) common stock back to Key for a pre-tax gain of nearly $.3 million.

Depreciation, depletion and amortization (DD&A) expense of $61 million for the third quarter of 1994 and $170.4 million for the first nine months of the year increased 29 percent and 35 percent, respectively, over the comparable 1993 periods. DD&A expense for domestic oil and gas properties rose as a result of the increase in oil and gas sales and a higher domestic amortization rate expressed as a percentage of sales. Apache's DD&A rate rose to 45.7 percent and 44.9 percent for the third quarter and first nine months of 1994, respectively, compared to 40.4 percent and 38.1 percent for the same periods in 1993. The increase in DD&A rate, as a percentage of sales, is a result of lower gas prices during 1994 and a higher average finding cost in 1993 compared to recent years. International impairments totaled $1 million and $7.3 million for the third quarter and first nine months of 1994, respectively, compared to $10.3 million and $17.5 million for the like periods of 1993. Last year's impairments included the write-off of the carrying value of certain West-African concessions. Lower impairments for the first nine months of 1994 are the result of favorable drilling results in China and Indonesia.

Operating costs increased $.9 million, or two percent to $35.6 million for the quarter and $7.5 million, or eight percent, to $101.8 million year-to-date from the comparable periods last year due primarily to the impact of acquisitions and new wells added from the drilling program. Operating costs include lifting costs, workover expense and production and severance taxes. Based on an equivalent unit of production, operating costs dropped $.75 per barrel of oil equivalent (Boe), or 18 percent, for the third quarter of 1994 compared to a year ago. Operating costs decreased 16 percent in the first nine months of 1994, to $3.58 per Boe. The unit cost decrease is a result of company-wide cost control measures, increased offshore production with low associated unit cost and reduced water injection expense in the Rocky Mountain region.

Administrative, selling and other costs decreased $.3 million, or four percent, in the third quarter of 1994 from a year ago, while dropping 23 percent on a Boe basis. Costs increased $.7 million, or three percent, in the first nine months of 1994 compared to last year, while dropping 20 percent on a Boe basis. Apache acquired HERC and the Hall-Houston properties with minimal increases in Apache's administrative staff.

Net financing costs for the third quarter of $8 million increased $.4 million from the comparable period in 1993 due to an increase of approximately $26 million in the average debt outstanding during the quarter. For the first nine months of 1994, net financing costs of $21.4 million increased one percent from the like period in 1993.

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

Expenditures for exploration and development increased to $220.3 million for the first nine months of 1994 from $157.3 million during the comparable period last year. In the first nine months of 1994, Apache completed 166 of 207 gross wells as producers, while the Company completed 142 of 184 gross wells as producers in the same period in 1993. Apache has been actively drilling in the Midcontinent region, the Permian Basin, the Gulf Coast region, the Gulf of Mexico and the Rocky Mountain region of the United States. Internationally, Apache has drilled four exploratory wells and three developmental wells in Australia and one exploratory well in each of the Congo, People's Republic of China and Indonesia during the first nine months of 1994. Drilling results in the Congo, China and Indonesia indicated discoveries but further testing and drilling is required to determine commerciality. Year-to date international exploration and development expenditures of $20.5 million increased $7.8 million, or 61 percent, from the like period a year ago. Apache's exploration and development expenditures are expected to total more than $290 million in 1994.

Acquisitions during the third quarter and first nine months of 1994 amounting to $44.1 million and $71.1 million, respectively, were less than the comparable period in 1993 of $107.4 million and $151.5 million, respectively. The two primary acquisitions in the third quarter of 1994 were the purchase of certain properties in the San Juan Basin and the purchase of interests in 21 producing fields in southeast Texas.

Other capital expenditures for the first nine months of 1994 totaled $5.5 million compared to $28.7 million for the 1993 period. The
1993 expenditures include the purchase of NGC's interest in a western Oklahoma gas system which was subsequently sold in a transaction discussed below.

The purchase of HERC stock in the first quarter of 1994 largely reflects cash payments for HERC common stock which had not been tendered to Apache as of December 31, 1993. The purchase of the remaining shares was accrued as a cost of the HERC acquisition in 1993.

Capital Resources

Apache's primary capital resources are net cash provided by operating activities, unused borrowing capacity under the Company's revolving bank credit facility and proceeds from the sale of non-strategic assets. Net cash provided by operating activities totaled $216.8 million for the first nine months of 1994 compared to $142.4 million for the like period in 1993. The 52-percent increase in cash flows largely reflects increased oil and gas production in 1994 and reduced working capital requirements for 1994 compared to 1993.

During the second quarter of 1994, Apache amended its bank credit facility, increasing the amount committed under the revolving portion of the facility from $400 million to $700 million, subject to borrowing base availability. The borrowing base was increased from $450 million to $500 million on November 4, 1994 as a result of a regularly scheduled October redetermination by the banks. The amount of the borrowing base, which is determined at the sole discretion of the banks, is redetermined according to a schedule specified by the agreement but may be redetermined at the request of the Company. Management expects the borrowing base to be further increased as a result of the anticipated acquisition of oil and gas assets from Crystal Oil Company. Apache had $351 million outstanding under its bank credit facility on September 30, 1994.

Also during the second quarter of this year, Apache terminated a bank credit facility held in the name of HERC and amended and restated the debt agreement of HERC's wholly-owned subsidiary, Hadson Energy Limited (HEL). The HEL amendment provided for a rate reduction from 1 1/8 percent above the discount rate of U.S. dollar bankers' acceptances to 7/8 percent above the bankers' acceptance rate. The initial borrowing base was established at $25 million, of which $23.5 million was outstanding at September 30, 1994. As with the previous HEL agreement, the HEL credit facility is not guaranteed by Apache.

Total outstanding long-term debt increased to $553.1 million at September 30, 1994, a $91.1 million increase from year-end 1993. Apache drew on its bank facility to fund the acquisitions closed during the first nine months of 1994 and purchase the HERC shares tendered to Apache in 1994.

In March 1993, Apache and NGC completed the sale of their respective interests in a gas gathering system in western Oklahoma. Apache received gross cash proceeds of $32.2 million in the transaction, approximately $16.4 million of which was attributable to NGC's interest in the system. The sale price approximated the net book value of the interests sold.

Also in March 1993, Apache completed the public offering of approximately 5.8 million shares of common stock for net proceeds of $131.8 million. In April 1993, Apache applied the proceeds of the equity offering to repay all outstanding bank debt under the revolving bank credit. The debt was redrawn in subsequent periods to fund acquisitions completed during 1993. In September 1993, Apache completed the conversion of its 7 1/2 percent convertible subordinated debentures due in the year 2000 with the issuance of
7.8 million shares of Apache common stock.

Liquidity

Cash equivalents on hand at September 30, 1994 amounted to $13.1 million, a $4 million decrease from the $17.1 million at the end of 1993. The Company's ratio of current assets to current liabilities at the end of the nine months of .8:1 improved from the ratio of .7:1 at year-end 1993.

Management believes that cash on hand, net cash provided by operating activities and available borrowing capacity under its revolving credit facilities will be adequate to meet liquidity needs for the next two fiscal years, including satisfying the Company's financial obligations and funding exploration and development operations and routine acquisitions.

Future Trends

Apache's exploitation, workover and recompletion operations continue to be a key component of Apache's goal to increase production and replace oil and gas reserves. Also, the Company continues to pursue acquisition opportunities, some of which may be significantly larger than those completed in the last two years. Spot market natural gas prices remain volatile and continue to behave independent of historical seasonal patterns. Spot market oil prices, which are especially vulnerable to complex and unpredictable political and economic forces, are also expected to remain volatile.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On November 6, 1994, Apache entered into a purchase and sale agreement with Crystal to purchase substantially all of Crystal's domestic oil and gas assets for approximately $101 million, subject to adjustments under certain circumstances. Apache issued a press release, dated November 7, 1994, which is attached hereto as Exhibit
99.1 and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

11.1 Computation of earnings per share.

27.1 Financial Data Table.

99.1 Press Release, dated November 7, 1994 (Apache to purchase oil and gas assets for $101 million).

b) Reports filed on Form 8-K.

   None.



							EXHIBIT 11.1


APACHE CORPORATION
COMPUTATION OF EARNINGS PER SHARE
(In thousands except per share data)

                       				              For the		               For the
                         						       Quarter Ended     	   Nine Months Ended
                          						    September 30, 1994  		   September 30, 1994
                            						-------------------------------		-------------------------------
                                       								  Fully			          	  Fully
                               						 Primary 	 Diluted 		 Primary 	 Diluted
                             						------------	-----------	-----------------


Net income					                     $  10,575    	 10,575  $ 30,177  $ 30,177
Assumed reduction of interest
 expense upon conversion of
 $75 million 3.93% convertible
 notes, net of tax					                   531	        531     1,593     1,593

Net income, as adjusted				          $ 11,106    $ 11,106  $ 31,770 $ 31,770


Weighted average common
 shares outstanding				                61,397	     61,397	   61,269	   61,269
Stock options:  common stock
 equivalents outstanding using
 the treasury stock method				            112	        112	      112       112
Common shares issuable upon
 assumed conversion of
 3.93% convertible notes				            2,778	      2,778	     2,778	   2,778

Common shares outstanding,
 as adjusted				                  	    64,287	    64,287	    64,159	  64,159

Earnings per share			               $     .17   	   17    $    .49       .49




									EXHIBIT 99.1

[APACHE LETTERHEAD]



Monday, November 7, 1994


Apache to Purchase Oil and Gas Assets for $101 Million


Houston, TX -- Apache Corporation today announced that it has entered into a purchase and sale agreement with Crystal Oil
Company to purchase substantially all of Crystal's domestic oil and gas assets for $101 million.

Consummation of this transaction is subject to various conditions, including shareholder and regulatory approvals. Quantum Fund N.V. and certain of its affiliates, who together own approximately 66 percent of the total voting power of Crystal, have entered into a voting trust arrangement under the terms of which they have agreed to have all their shares voted in favor of this transaction. The effective date of the purchase is October 1, 1994, with closing expected by year-end. Apache will fund the acquisition under its current bank credit agreement.

The properties include net proved reserves of 91.6 billion cubic feet (Bcf) of gas and 5 million barrels of oil, or 20 million barrels energy equivalent. The producing properties are primarily located along the Arkansas-Louisiana border and in southern Louisiana. The acquisition also includes approximately 40,000 net undeveloped mineral acres located in southern Louisiana.

The properties are highly concentrated with 90 percent of the value represented in 13 fields. The two top fields -- Southeast Pass and Vernon -- account for approximately 60 percent of the value. Apache will operate each of these fields with a 97-percent working interest. Overall, Apache will own an average 80-percent working interest in the properties.

"This acquisition adds significant long-lived reserves and production increases to Apache's Midcontinent and Gulf Coast regions," said Apache Chairman and Chief Executive Officer Raymond Plank. "There is upside potential in the major fields from continued drilling, and further exploration upside in the remaining undeveloped acreage. In addition, Apache is able to absorb operation of the properties into existing field management programs, thereby avoiding significant increases in administrative costs."

Currently, the properties are producing 20 million cubic feet per day of gas and 2,700 barrels of oil per day. Apache expects to increase production in 1995 through development drilling in the Southeast Pass and Vernon fields.

Apache Corporation is an independent energy company engaged
in the exploration for and development and production of
natural gas and crude oil.  The company's securities are
traded on the New York and Chicago Stock Exchanges under the symbol APA.
###
Investor Relations:	Paul Korus		Media Relations:		Suzanne Best
			(713) 296-6662					(713) 296-6154



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


	[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

	OR

	[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

	SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to

                                              ------------------    -------

Commission file number     1-4300
	                            ------------

                        APACHE CORPORATION

- - ------------------------------------------------------------------
- - ------------
	(Exact name of registrant as specified in its charter)



Delaware                                           41-0747868
- - ------------------------------------------------------------------
(State or other jurisdiction of	  (I.R.S. Employer
incorporation or organization)	 Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX              77056-4400
- - ------------------------------------------------------------------------
(Address of Principal Executive Offices) 	       (Zip Code)


Registrant's Telephone Number, Including Area Code     (713) 296-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X  .     NO      .
         -----           -----
Number of shares of Apache Corporation common stock, $1.25 par value, outstanding as of September 30, 1994 .  . . . . . ........61,426,902


SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						APACHE CORPORATION



Dated:  November 14, 1994			/S/ Mark A. Jackson
						------------------------------

						Mark A. Jackson
						Vice President, Finance



Dated:  November 14, 1994			/S/ R. Kent Samuel
						------------------------------

						R. Kent Samuel
						Controller and Chief
Accounting Officer









APACHE CORPORATION
2000 Post Oak Blvd., Suite 100
Houston, Texas  77056-4400
713-296-6000


November 14, 1994				VIA EDGAR SUBMISSION


Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C. 20549

Re:	Apache Corporation (Commission File No. 1-4300)
	Quarterly Report on Form 10-Q, for the quarter ended
	September 30, 1994


Ladies and Gentlemen:

This letter accompanies the filing of a quarterly report on Form 10-Q, for the quarter ended September 30, 1994. As required under the EDGAR rules a paper copy of this Form 10-Q is being sent to EDGAR filer support, and an originally signed copy is on file with the Office of the Secretary of Apache Corporation.

Please direct any communications regarding this filing to the undersigned at the address above or by calling 713-296-6507.

Very truly yours,

/s/ Cheri L. Peper

Cheri L. Peper
Assistant Secretary

cc:	New York Stock Exchange
	Chicago Stock Exchange