Form 10-K
period 1994-12-31
APACHE CORP
filed 1995-03-07
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K

    [MARK ONE]
       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994,
                                      OR
       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _______ TO _______
                        COMMISSION FILE NUMBER 1-4300

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


       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X    No
                                                      ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the voting stock held by non-affiliates
  of registrant as of February 28, 1995                                              $1,536,184,325

Number of shares of registrant's common stock outstanding
  as of February 28, 1995                                                                61,447,373

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of registrant's proxy statement relating to registrant's 1995 annual meeting of shareholders have been incorporated by reference into Part
III hereof.
================================================================================

                               TABLE OF CONTENTS
                                  DESCRIPTION

ITEM                                                                                           PAGE
- ----                                                                                           ----
                                                    PART I

1.  BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
2.  PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9
3.  LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . .     13

                                                    PART II

5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
6.  SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . .    25
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
    AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                                                   PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . .    26
11. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . .    26

                                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
    FORM 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27


         All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily-prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent
(boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (bopd) and thousands of cubic feet of gas per day (Mcfd), respectively. Gas sales volumes may be expressed in terms of one million British thermal units (MMBtu), which is approximately equal to one Mcf. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I
ITEM 1. BUSINESS

GENERAL

   Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, produces, gathers, processes and markets natural gas and crude oil. Domestically, Apache's exploration and production interests are spread over 15 states, focusing on the Gulf of Mexico, the Anadarko Basin of Oklahoma, the Permian Basin of West Texas and New Mexico, the Gulf Coast and the Rocky Mountain regions. Internationally, Apache has production interests in Australia and is currently focusing its international exploration efforts offshore Western Australia, along the Pacific Rim and in Africa. Apache's common stock has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

   Apache holds interests in many of its domestic and international properties through operating subsidiaries, such as MW Petroleum Corporation (MW), Apache Energy Resources Corporation (AERC, formerly known as Hadson Energy Resources Corporation), Apache Energy Limited (AEL, formerly known as Hadson Energy Limited), Apache International, Inc. and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. Apache treats all operations as one segment of business.

1994 RESULTS

   In 1994, Apache had net income of $42.8 million, or $.70 per share, on total revenues of $545.6 million. Net cash provided by operating activities during 1994 was $335.6 million.

   The year represents Apache's seventeenth consecutive year of production growth and seventh consecutive year of oil and gas reserves growth. Apache's average daily production was approximately 36 Mbbls of oil and 427 MMcf of natural gas for the year. The Company's estimated proved reserves at December 31, 1994, were 269 MMboe, of which approximately 63 percent was natural gas. Apache's growth in reserves during the year reflects the replacement of 197 percent of the Company's 1994 production. Approximately 46 percent of the newly added reserves were acquired through Apache's ongoing acquisition efforts. The remainder was attributable to Apache's active drilling and workover program, which yielded 243 new producing domestic wells out of 299 attempts, and involved 390 domestic workover and recompletion projects during the year.

   At December 31, 1994, Apache had interests in approximately 3,677 net oil and gas wells and 781,336 net developed acres of oil and gas properties. In addition, the Company had interests in 603,802 net undeveloped acres under domestic leases and 4,239,290 net undeveloped acres under international exploration and production rights.

APACHE'S GROWTH STRATEGY

   Apache's growth strategy is to increase production, reserves and cash flow through a combination of acquisitions, moderate-risk drilling and development of its inventory of existing projects. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to increase its profit margins.

   For Apache, property acquisition is only one phase in a continuing cycle of business growth. Apache's aim is to follow each acquisition cycle with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires well-planned and carefully executed property development and a commitment to a selective program of ongoing property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development, and the Company therefore operates properties accounting for over 75 percent of its production.

   Pursuing its acquire-and-develop strategy, Apache increased its total proved reserves more than 240 MMboe, or nearly eight-fold, in the last ten years. In addition to its acquisition strategy, Apache continues to develop and exploit its existing inventory of workover, recompletion and other development projects to increase reserves and production. During 1994, Apache acquired $180 million of additional properties and replaced over 106 percent of its domestic production through its drilling, workover and recompletion program.

   Apache's international investments supplement its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's domestic activities, it offers potential for greater rewards and significant reserve additions. Apache directed its international efforts in 1994 towards the exploration and development of properties in Western Australia, China, Indonesia, Egypt, The Congo and the Ivory Coast of Western Africa, where it believes that reserve additions may be made through higher-risk exploration and through improved production practices and recovery techniques.

RECENT ACQUISITIONS AND DISPOSITIONS

   1994 ACQUISITIONS. On December 30, 1994, Apache purchased substantially all of the U.S. oil and gas properties of Crystal Oil Company (Crystal) for approximately $95.8 million. The producing properties acquired from Crystal are located primarily along the Arkansas-Louisiana border and in southern Louisiana, and daily production at the time of acquisition was approximately 20 MMcf of gas and 2,700 bbls of oil. The acquisition also included approximately 32,000 net undeveloped mineral acres in southern Louisiana. Apache acquired an average 80-percent working interest in the properties overall, including a 97-percent working interest in two fields that account for approximately 60 percent of the value.

   During 1994, Apache also acquired approximately 15 MMboe of proved reserves through 87 smaller, tactical acquisitions for an aggregate consideration of $84.2 million. Apache also sold $5.9 million of its non-strategic properties during 1994.

   TRANSACTIONS IN EARLY 1995. On March 1, 1995, Apache purchased certain oil and gas properties from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $571 million, effective January 1, 1995. The transaction is subject to customary closing and post-closing adjustments, and includes proved reserves at the effective date of approximately 113 million barrels of energy equivalent, of which approximately 70 percent is oil. The most recently reported average current daily production on the acquired properties is approximately 20 Mbbls of oil and 85 MMcf of gas.

   The Texaco properties are highly concentrated, with approximately two-thirds of the reserves located in 54 fields, and are in producing regions where Apache has existing operations -- the Permian Basin, the Gulf Coast of Texas and Louisiana, western Oklahoma, eastern Texas, the Rocky Mountains and the Gulf of Mexico. Apache will operate approximately two-thirds of the production and acquire an average working interest of 70 percent in the operated properties. The total acquisition includes approximately 500,000 net mineral acres, as well as a substantial quantity of seismic data.

   On December 21, 1994, Apache entered into a merger agreement with DEKALB Energy Company (DEKALB), under which the shareholders of DEKALB will receive, in the aggregate, between 8.0 and 8.9 million shares of Apache common stock and DEKALB will become a wholly-owned subsidiary of Apache. The transaction will be accounted for using the pooling of interests method of accounting. Apache and DEKALB estimate that the cost required to complete the transaction will total between $8 and $10 million.

   DEKALB's reported oil and gas reserves, located almost entirely in Canada, were estimated to be approximately 364 Bcfe, and included approximately 300 Bcf of natural gas and 11 MMbbls of hydrocarbon liquids. DEKALB also has approximately 150,000 net undeveloped mineral acres, and has ownership interests in 14 gas processing plants, six of which it operates. Upon completion, the DEKALB merger will provide Apache with a substantial presence in North America's largest natural gas basin, together with the infrastructure, including skilled professionals, to conduct Canadian operations, and properties with significant further development potential.

   The merger has been approved by the board of directors of Apache and DEKALB, and holders of a majority of DEKALB's voting stock have agreed to vote their shares to approve the merger. Consummation of the DEKALB merger is subject to the satisfaction of certain conditions including the receipt of necessary regulatory approvals and certain other consents, and is currently expected to be completed in the second quarter of 1995.

   In early 1995, Apache announced plans to accelerate the disposition of approximately $200 million of lower margin and non-strategic properties, including sales of a substantial portion of its Rocky Mountain properties and non-strategic assets in its other regions.

   1993 ACQUISITIONS. In 1993, Apache entered into two agreements to purchase a combined 104 Bcfe of proved reserves in the Gulf of Mexico from Hall-Houston Oil Company (Hall-Houston) for an aggregate consideration of $113.7 million. In June 1993, Apache closed the first of the two transactions, paying $29.3 million for Hall-Houston's interest in Mustang Island Blocks 787 and 805. Apache acquired substantially all of Hall-Houston's other producing properties in the Gulf of Mexico for an additional $84.4 million in the second transaction which closed on August 31, 1993. With the Hall-Houston acquisitions, Apache more than doubled its existing interest in offshore gas production, acquiring interests in 63 producing fields and 12 fields under development or awaiting pipeline connections.

   Apache acquired Hadson Energy Resources Corporation (now AERC) through a series of private transactions and a subsequent merger on November 12, 1993. The aggregate consideration paid for the acquisition was approximately $98 million, including the issuance of 307,977 shares of Apache common stock. Apache acquired AERC and its subsidiaries subject to approximately $67.6 million of net liabilities at the time of the merger. Through the acquisition of AERC, Apache added proved reserves of 66 Bcfe domestically and 64 Bcfe in Australia. AERC's reserves fit well with Apache's existing interests in Oklahoma and the Carnarvon Basin offshore Western Australia. Domestically, nearly two-thirds of the value of AERC's properties are concentrated in Oklahoma, where Apache was already the largest independent gas producer. AERC's operations in Western Australia, including the Harriet complex of oil and natural gas fields, provide Apache with the reserves and infrastructure required for the commercial development of certain other Australian interests.

   During 1993, Apache also acquired 11 MMboe of proved reserves through 71 smaller, tactical acquisitions for an aggregate consideration of $76.5 million. Apache also sold $3.3 million of its non- strategic properties during 1993.

EXPLORATION AND PRODUCTION

   The Company's domestic exploration and production activities are divided into five operating regions, the Gulf of Mexico, Midcontinent, Permian Basin, Gulf Coast and Rocky Mountain regions. Approximately 96 percent of the Company's proved reserves are located in these five domestic operating regions. Internationally, the Company conducts its Australian exploration and production and Indonesian exploration through its Australian region. Apache's other international interests are directed by the Company and its subsidiaries through the Company's principal offices located in Houston, Texas.

    GULF OF MEXICO. As a result of Apache's acquisitions of Matagorda Island Blocks 681 and 682 in late 1992 and the Hall-Houston acquisition in 1993, the Gulf of Mexico became Apache's largest producing region. Due to the growth resulting from these acquisitions, Apache divided its former Gulf Coast region into two regions: Gulf of Mexico and Gulf Coast. The Gulf of Mexico region encompasses all of Apache's interests in properties offshore Texas, Louisiana and Alabama. By year-end 1994, Apache increased its production in the Gulf of Mexico to approximately 203 MMcf of gas per day.

   At December 31, 1994, the Gulf of Mexico region encompassed 282,302 net acres, located in both state and federal waters, and accounted for 48.1 MMboe, or 18 percent, of the Company's year-end 1994 reserves. Apache participated in 28 wells which were drilled in the region during the year, 21 of which were completed as producers. The Company performed 36 workover and recompletion operations in the region during 1994.

   MIDCONTINENT. Apache's Midcontinent region is known for its sizable position in the Anadarko Basin. Apache has drilled and operated in the Anadarko Basin for over three decades, developing an extensive database of geologic information and a substantial acreage position. In 1993, Apache enhanced its position through the acquisition of AERC with its significant acreage and producing interests in the Anadarko Basin.

   At December 31, 1994, Apache held an interest in 271,770 net acres in the region, which accounted for approximately 75.7 MMboe, or 28 percent, of Apache's total proved reserves. Apache participated in 103 wells which were drilled in the Midcontinent region during the year, 90 of which were completed as producing wells. The Company performed 36 workover and recompletion operations in the region during 1994.

   PERMIAN BASIN. The Permian Basin of West Texas and New Mexico remained an important region to Apache in 1994, generating 17 percent of the Company's production revenues for the year. As of December 31, 1994, Apache held an interest in 103,247 net acres in the region, which accounted for 57.6 MMboe, or 21 percent, of the Company's total proved reserves. Apache's operations in the Permian Basin focused primarily on workovers and recompletions, which totaled 51 for the year. Compared with 1993, Apache nearly doubled its drilling activity in the region during 1994, with 32 of the 38 wells drilled in the region completed as producers.

   GULF COAST. The Gulf Coast region encompasses the Texas and Louisiana coasts, central Texas, Mississippi and Alabama. In 1994, the region was one of the most prominent in the Company in the number of workover and recompletion projects completed and the number of wells drilled. Apache participated in 85 wells drilled in the Gulf Coast region during the year, 74 of which were completed as producers, including 30 Austin Chalk wells in central Texas, all of which were productive. The Company performed 173 workover and recompletion operations during 1994 in the Gulf Coast region. As of December 31, 1994, the region encompassed approximately 194,107 net acres, and accounted for 43 MMboe, or 16 percent, of the Company's year-end 1994 total proved reserves.

   ROCKY MOUNTAIN. In the Rocky Mountain region, Apache emphasized oil enhancement opportunities during 1994, conducting 94 development projects. At year-end, Apache held an interest in 481,162 net acres in the region, which accounted for approximately 34.2 MMboe, or 13 percent, of the Company's total proved reserves. Apache participated in 45 wells in the region during the year, 26 of which were productive. Apache has announced the Company's intention to sell in 1995 substantially all of its Rocky Mountain properties in connection with its property rationalization program, which emphasizes the disposition of lower margin properties. The Company currently intends to close its Rocky Mountain regional office, located in Denver, Colorado, and redeploy those employees to provide support for its Gulf Coast and Permian Basin operations and the Company's operations in Canada following the DEKALB merger.

   AUSTRALIA. The state of Western Australia has become an important region for Apache following the completion of the AERC acquisition. In the fourth quarter of 1993, Apache consolidated the operation of its Australian properties with AERC's Australian subsidiary, AEL, headquartered in Perth, Western Australia. During 1994, AEL participated in two successful horizontal development wells in the Harriet field offshore Western Australia and also participated in nine exploratory wells. Average oil production in the region increased by 70 percent from 1993 to approximately 3,200 bbls per day for 1994, primarily as a result of the addition of the AERC properties in the second half of 1993.

   As of December 31, 1994, Apache held 3,373,150 net developed and undeveloped acres in Western Australia. Australian reserves accounted for 10.8 MMboe, or four percent, of the Company's total proved reserves at year end. Through AEL and its subsidiaries, Apache also owns a 22.5-percent interest in and operates the Harriet Gas Gathering Project, a gas processing and compression facility with a throughput capacity of 80 MMcfd, and a 60-mile, 12-inch offshore pipeline with a throughput capacity of 175 MMcfd. The facilities are located in close proximity to AEL's producing properties offshore in the Carnarvon Basin. During 1994, AEL produced 2.9 bcf of natural gas. Through AEL, Apache acts as operator for most of its properties in Western Australia.

   In early 1993, Apache took over as operator and increased its interest in the Java Sea IV block offshore Indonesia and the Padang Panjang block on the island of Sumatra, Indonesia. In early 1994, operations for Indonesia were consolidated under the direction of AEL out of its offices in Perth, Western Australia. In 1994, two exploratory wells were drilled in Indonesia, one of which was a discovery.

   OTHER INTERNATIONAL OPERATIONS. Outside of Australia, Apache's international interests currently consist only of exploration interests. In 1994, Apache Overseas, Inc., Apache International, Inc. and their subsidiaries (excluding Australia and Indonesia as referred to above) drilled three gross exploratory wells - one each in Egypt, China and The Congo, resulting in two discoveries.

   One discovery well was in Zhao Dong block in the Bohai Bay, offshore the People's Republic of China, where Apache has a 33-percent interest in an area containing approximately 48,677 undeveloped acres (16,225 acres net to Apache). The well tested at a rate of over 2,000 bbls per day and was confirmed by an appraisal well which tested at over 3,500 bbls per day. Future plans call for at least one additional appraisal well which, if successful, would lead to field development of the block.

   Apache holds a 25-percent interest in the two-million acre Qarun block in the western desert of Egypt which is operated by Phoenix Resource Companies of Qarun. In 1994, Apache participated in an apparent discovery well in the Qarun block which was plugged and abandoned when well bore problems developed. Plans call for an appraisal well on the same structure. In February 1995, Apache and its partners announced the discovery of a second field in the Qarun block approximately two kilometers from its first apparent discovery. The second well tested at rates up to 1,370 bopd.

   In the Congo, an Apache subsidiary participated in a discovery well that tested at a rate over 2,000 bbls per day. Through its subsidiary, Apache holds a 20-percent working interest in the well. An appraisal well and an additional exploratory well are planned for 1995.

OIL AND NATURAL GAS MARKETING

   During 1994, Apache sold approximately 89 percent of its domestic natural gas on the spot market through Natural Gas Clearinghouse (NGC) or through market responsive contracts with other parties; the remaining 11 percent was sold into long-term, premium-priced contracts. Sales to NGC accounted for 40 percent of the Company's oil and gas revenues in 1994. Apache and NGC have agreed that NGC will market substantially all of Apache's domestic spot market gas production under terms of their agreement which is effective through September 1995. The Company believes that if the NGC contract were terminated, it would not have a material adverse effect on the Company due to the existence of alternative marketing arrangements and purchasers.

        In December 1994, the Company signed a long-term gas contract under which Apache received an advance payment of $67.4 million. Apache will supply the purchaser with approximately 43 Bcf of gas over six years, with volumes averaging 20 MMcfd. Initial deliveries began in January 1995. Apache also signed a long-term gas supply agreement with a cogeneration company in August 1994, under which Apache will supply a minimum of 51.1 Bcf over ten years for use in electric power generation from its cogeneration facility located in Northeast Texas. Deliveries of approximately 20 MMcfd are scheduled to begin in
early   1997.

   Apache assumed its own domestic crude oil marketing operations in 1992. Most of Apache's crude oil production is sold through lease-level marketing to refiners, traders and transporters, generally under 30-day contracts that renew automatically until canceled.

   In Australia, approximately 22 Bcf of AEL's proved gas reserves are dedicated to the Gas Corporation of Western Australia, a corporation owned by the government of Western Australia, doing business as AlintaGas (formerly SECWA), under a long-term contract with a remaining period of 7 1/2 years. The agreement contains take-or-pay provisions that require AlintaGas to purchase a minimum of 35 MMcfd (approximately eight MMcfd net to AEL) through the remainder of the contract term at a stated minimum price that escalates with the Western Australia consumer price index. Payments received under this contract are in Australian dollars. If for any reason the AlintaGas contract was canceled, AEL might not be able to find other markets for its gas produced from the Harriet field.

   AEL markets all oil and natural gas liquids produced from its interests in the Harriet field through a contract with Marubeni International Petroleum (Singapore) Pte Limited (Marubeni), which was extended in 1994. Pricing under the contract in 1994 represented a fixed premium to the average of the quoted spot market prices of Tapis and Dubai crude oil, with payment made in U.S. dollars. Production sold under this contract in 1994 realized an average price of $18.23 per barrel (exclusive of the impact of hedging activities). In 1995, pricing under this contract will represent a fixed premium of the quoted spot market price of Tapis crude oil. The Company believes that if this contract were terminated, it would not have a material adverse effect on the Company due to the demand for Australian crude oil and the existence of alternative purchasers.

OIL AND NATURAL GAS PRICES

   Natural gas prices remained volatile in 1994 with Apache's average gas prices during the year ranging from $1.48 per Mcf in October to $2.15 per Mcf in February. Fluctuations are largely due to natural gas supply and demand perceptions. Apache's average realized gas price of $1.81 per Mcf for 1994 declined 11 percent from the prior-year average of $2.03 per Mcf. Apache's 1993 average realized natural gas price increased 15 percent above the 1992 average of $1.76 per Mcf.

   Due to the escalating price contract with AlintaGas, AEL's natural gas production in Western Australia is not subject to the same degree of price volatility as is its domestic gas production, however, natural gas sales under the AlintaGas contract represented only about two percent of the Company's total natural gas sales at year end. In 1994, the price received for production under the contract averaged $1.94 per Mcf. Total Australian gas sales in 1994, including sales under the AlintaGas contract and spot sales to other parties, averaged $1.90 per Mcf, six percent above the 1993 average of $1.79 per Mcf.

   Oil prices remained vulnerable due to unpredictable political and economic forces during 1994, but partially recovered from the five-year low that Apache experienced in the fourth quarter of 1993. Management believes that, absent a comprehensive U.S. energy policy, oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), events in the Middle East and other factors associated with the world political environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of world-wide energy supplies and the competitive relationships and consumer perceptions of various energy sources, management is unable to predict what changes will occur in crude oil and natural gas prices.

   Apache's worldwide crude oil price averaged $15.66 per barrel in 1994, seven percent lower than the average price of $16.78 per barrel in 1993, and 14 percent lower than the average price of $18.16 per barrel in 1992. Apache's average crude oil price for its Australian production, including production sold under the Marubeni contract, was $17.95 per barrel in 1994, seven percent lower than the average price in 1993.

   Terms of the acquisition of MW from Amoco Production Company (Amoco) included an oil and gas price sharing provision under which certain price sharing payments may be payable to Amoco. Pursuant to this provision, to the extent that oil prices exceed specified reference prices that rise to $33.12 per barrel over the eight-year period ending June 30, 1999, and to the extent that gas prices exceed specified reference prices that rise to $2.68 per Mcf over the five-year period ending June 30, 1996, Apache will share the excess price realization with Amoco on a portion of the MW production.

   From time to time, Apache buys or sells contracts to hedge a limited portion of its future oil and gas production against exposure to spot market price changes. (See Note 8 to the Company's financial statements under Item 8 below.)

   The Company's business has been and will continue to be affected by future worldwide changes in oil and gas prices and the relationship between the prices of oil and gas. No assurance can be given as to the trend in, or level of, future oil and gas prices.

RESERVE VALUE CEILING TEST

   Under the Securities and Exchange Commission's full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities. The Company had no write-downs due to ceiling test limitations during 1994, but a further weakening of oil and gas prices from year-end levels would likely result in a write-down of oil and gas properties during 1995.

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

   At the federal level, the Federal Energy Regulatory Commission (FERC) regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act (NGPA). Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by Apache of its own production. As a result, all sales of the Company's domestically produced natural gas may be sold at market prices, unless otherwise committed by contract.

   Apache's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. The effect of these orders has been to enable the Company to market its natural gas production to purchasers other than the interstate pipelines located in the vicinity of its producing properties. The Company believes that these changes have generally improved the Company's access to transportation and have enhanced the marketability of its natural gas production. To date, Apache has not experienced any material adverse effect on gas marketing as a result of these FERC orders; however, the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on its future gas marketing.

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

   Apache maintains insurance coverage which it believes are customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1994, which would have a material impact upon the Company's financial position or results of operations.

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

EMPLOYEES

   On December 31, 1994, Apache had 1,086 full-time employees.

OFFICES

   Apache's principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. During 1994, the Company maintained regional exploration and production offices in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Perth, Western Australia. In 1995, the Company intends to close its Denver, Colorado office and open a new office in Calgary, Alberta to oversee exploration and production activities in Canada following the DEKALB merger.

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

ACREAGE

    The developed and undeveloped acreage, including both domestic leases and international production and exploration rights that Apache held as of December 31, 1994, are as follows:

                                                                        UNDEVELOPED ACREAGE       DEVELOPED ACREAGE
                                                                      -----------------------    --------------------
                                                                         GROSS          NET        GROSS        NET
                                                                         ACRES         ACRES       ACRES       ACRES
                                                                      ----------     --------    --------     -------
GULF OF MEXICO
     Alabama . . . . . . . . . . . . . . . . . . . . . . . . .              --            --       54,749     13,432
     Louisiana . . . . . . . . . . . . . . . . . . . . . . . .         113,933        51,755      240,371     99,056
     Texas . . . . . . . . . . . . . . . . . . . . . . . . . .          96,543        58,805      130,889     59,254
                                                                     ---------       -------    ---------    -------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .         210,476       110,560      426,009    171,742
                                                                     ---------       -------    ---------    -------
MIDCONTINENT
     Arkansas  . . . . . . . . . . . . . . . . . . . . . . . .             833           637        3,900      1,824
     Kansas  . . . . . . . . . . . . . . . . . . . . . . . . .              40            40           --         --
     Louisiana . . . . . . . . . . . . . . . . . . . . . . . .          11,905         6,427       82,360     37,668
     Oklahoma  . . . . . . . . . . . . . . . . . . . . . . . .          40,657        15,555      445,935    166,976
     Texas . . . . . . . . . . . . . . . . . . . . . . . . . .           4,939         3,679       74,382     38,964
                                                                     ---------       -------    ---------    -------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .          58,374        26,338      606,577    245,432
                                                                     ---------       -------    ---------    -------

PERMIAN BASIN
     New Mexico  . . . . . . . . . . . . . . . . . . . . . . .           4,801         2,026       62,613     19,036
     Texas . . . . . . . . . . . . . . . . . . . . . . . . . .          73,548        37,206       67,650     44,979
                                                                     ---------       -------    ---------    -------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .          78,349        39,232      130,263     64,015
                                                                     ---------       -------    ---------    -------

GULF COAST
     Alabama . . . . . . . . . . . . . . . . . . . . . . . . .           1,153           678          483        204
     Florida . . . . . . . . . . . . . . . . . . . . . . . . .             162            14           --         --
     Louisiana . . . . . . . . . . . . . . . . . . . . . . . .           5,686         4,678       67,090     26,961
     Mississippi . . . . . . . . . . . . . . . . . . . . . . .           2,042           781       12,944      3,686
     New Mexico  . . . . . . . . . . . . . . . . . . . . . . .              --            --        7,698      3,676
     Texas . . . . . . . . . . . . . . . . . . . . . . . . . .          48,620        27,103      181,314    126,326
                                                                     ---------       -------    ---------    -------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .          57,663        33,254      269,529    160,853
                                                                     ---------       -------    ---------    -------

ROCKY MOUNTAIN
     Colorado  . . . . . . . . . . . . . . . . . . . . . . . .          57,845        34,035        3,001      2,412
     Kansas  . . . . . . . . . . . . . . . . . . . . . . . . .           6,190         2,047          160         --
     Michigan  . . . . . . . . . . . . . . . . . . . . . . . .              --            --           40          6
     Montana . . . . . . . . . . . . . . . . . . . . . . . . .          27,862        10,177       10,952      7,444
     Nebraska  . . . . . . . . . . . . . . . . . . . . . . . .             658           329           80         10
     Nevada  . . . . . . . . . . . . . . . . . . . . . . . . .         149,493        65,674        1,880        881
     New Mexico  . . . . . . . . . . . . . . . . . . . . . . .          10,975        10,421       39,290     27,999
     North Dakota  . . . . . . . . . . . . . . . . . . . . . .          48,950        20,214       43,371     23,318
     South Dakota  . . . . . . . . . . . . . . . . . . . . . .             720           146        3,640      2,835
     Utah  . . . . . . . . . . . . . . . . . . . . . . . . . .             200           200        1,680      1,034
     Wyoming . . . . . . . . . . . . . . . . . . . . . . . . .         461,137       251,175       35,516     20,805
                                                                     ---------       -------    ---------    -------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .         764,030       394,418      139,610     86,744
                                                                     ---------       -------    ---------    -------
TOTAL DOMESTIC . . . . . . . . . . . . . . . . . . . . . . . .       1,168,892       603,802    1,571,988    728,786
                                                                     ---------       -------    ---------    -------

                                                          UNDEVELOPED ACREAGE        DEVELOPED ACREAGE
                                                        -----------------------   ----------------------
                                                           GROSS        NET          GROSS        NET
                                                           ACRES       ACRES         ACRES       ACRES
                                                        ----------   ----------   ----------    --------
INTERNATIONAL

Australia . . . . . . . . . . . . . . . . . . . . . . .  6,833,430   3,320,600       280,460      52,550
China . . . . . . . . . . . . . . . . . . . . . . . . .     48,677      16,225            --          --
The Congo . . . . . . . . . . . . . . . . . . . . . . .    236,228      47,245            --          --
Egypt . . . . . . . . . . . . . . . . . . . . . . . . .  1,927,380     481,845            --          --
Indonesia . . . . . . . . . . . . . . . . . . . . . . .    722,290     280,890            --          --
Ivory Coast . . . . . . . . . . . . . . . . . . . . . .    269,338      92,485            --          --
                                                        ----------   ---------    ----------     -------
TOTAL INTERNATIONAL . . . . . . . . . . . . . . . . . . 10,037,343   4,239,290       280,460      52,550
                                                        ----------   ---------    ----------     -------
TOTAL COMPANY . . . . . . . . . . . . . . . . . . . . . 11,206,235   4,843,092    1, 852,448     781,336
                                                        ==========   =========    ==========     =======

PRODUCTIVE OIL AND GAS WELLS

    The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 1994, is set forth below.

                                                                       GAS                          OIL
                                                                 -------------------         -----------------
                                                                 GROSS          NET          GROSS        NET
                                                                 -----          ---          -----        ---
Gulf of Mexico  . . . . . . . . . . . . . . . . . . . . . .        440          122             40           4
Midcontinent  . . . . . . . . . . . . . . . . . . . . . . .      1,580          515            344         139
Permian Basin . . . . . . . . . . . . . . . . . . . . . . .        452          100          2,195         813
Gulf Coast  . . . . . . . . . . . . . . . . . . . . . . . .        568          382          1,441       1,034
Rocky Mountain  . . . . . . . . . . . . . . . . . . . . . .        232          142            772         420
International . . . . . . . . . . . . . . . . . . . . . . .          3            1             27           5
                                                                 -----        -----          -----       -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,275        1,262          4,819       2,415
                                                                 =====        =====          =====       =====

GROSS WELLS DRILLED

    The following table sets forth the number of gross exploratory and gross development wells drilled in the last three fiscal years in which the Company participated. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 1994, the Company was participating in 29 domestic wells and one international well in the process of drilling.

                                                                   EXPLORATORY              DEVELOPMENTAL
                                                              ------------------------  ----------------------
                                                              PRODUCTIVE   DRY   TOTAL  PRODUCTIVE  DRY  TOTAL
                                                              ----------   ---   -----  ----------  ---  -----
   1994
Domestic  . . . . . . . . . . . . . . . . . . . . . . . . .       20      17     37       223       39   262
International . . . . . . . . . . . . . . . . . . . . . . .        7       8     15         2       --     2
                                                                 ---     ---    ---       ---      ---   ---
Total   . . . . . . . . . . . . . . . . . . . . . . . . . .       27      25     52       225       39   264
                                                                 ===     ===    ===       ===      ===   ===

   1993
Domestic  . . . . . . . . . . . . . . . . . . . . . . . . .       12      19     31       198       37   235
International . . . . . . . . . . . . . . . . . . . . . . .        3       5      8        --       --    --
                                                                 ---     ---    ---       ---      ---   ---
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       15      24     39       198       37   235
                                                                 ===     ===    ===       ===      ===   ===

   1992
Domestic  . . . . . . . . . . . . . . . . . . . . . . . . .       10      32     42       145       16   161
International . . . . . . . . . . . . . . . . . . . . . . .       --       6      6        --       --    --
                                                                 ---     ---    ---       ---      ---   ---
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       10      38     48       145       16   161
                                                                 ===     ===    ===       ===      ===   ===

NET WELLS DRILLED

   The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache.

                                                                    EXPLORATORY              DEVELOPMENTAL
                                                             -----------------------    -----------------------
                                                             PRODUCTIVE  DRY   TOTAL    PRODUCTIVE   DRY  TOTAL
                                                             ----------  ---   -----    ----------   ---  -----
   1994
Domestic  . . . . . . . . . . . . . . . . . . . . . . . . .      10.7     10.4   21.1      100.1     27.0  127.1
International . . . . . . . . . . . . . . . . . . . . . . .       2.3      2.4    4.7         .4       --     .4
                                                                -----    -----  -----      -----    -----  -----
Total   . . . . . . . . . . . . . . . . . . . . . . . . . .      13.0     12.8   25.8      100.5     27.0  127.5
                                                                =====    =====  =====      =====    =====  =====

   1993
Domestic  . . . . . . . . . . . . . . . . . . . . . . . . .       4.2     10.4   14.6       90.4     22.2  112.6
International . . . . . . . . . . . . . . . . . . . . . . .       0.6      1.3    1.9         --       --     --
                                                                -----    -----  -----      -----    -----  -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.8     11.7   16.5       90.4     22.2  112.6
                                                                =====    =====  =====      =====    =====  =====

   1992
Domestic  . . . . . . . . . . . . . . . . . . . . . . . . .       3.2     16.6   19.8       60.1      8.0   68.1
International . . . . . . . . . . . . . . . . . . . . . . .        --      1.1    1.1       --        --     --
                                                                -----    -----  -----      -----    -----  -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.2     17.7   20.9       60.1      8.0   68.1
                                                                =====    =====  =====      =====    =====  =====

Production and Pricing Data
     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Company, average production costs and average sales prices.

                                              Production                                     Average Sales Price
                                   -----------------------------         Average       -----------------------------------
Year Ended                           Oil         NGLs      Gas          Production        Oil         NGLs          Gas
December 31,                       (Mbbls)     (Mbbls)    (MMcf)       Cost per boe    (per bbl)    (per bbl)    (per Mcf)
- ------------                       -------     -------    ------       ------------    ---------    ---------    ---------
1994  . . . . . . . . . . . . . .  13,084        493     155,905          $3.48          $15.66       $12.39       $1.81
1993  . . . . . . . . . . . . . .  12,294        486     110,622           4.10           16.78        12.35        2.03
1992  . . . . . . . . . . . . . .  12,056        533      95,982           4.38           18.16        12.34        1.76


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

     The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 1994, 1993 and 1992:

                                                                                          Oil, NGLs and
                                                                    Natural Gas              Condensate
        1994                                                           (Bcf)                 (MMbbls)
        ----                                                        -----------           --------------
     Developed    . . . . . . . . . . . . . . . . . . . . . . . .       910.3                  89.4
     Undeveloped  . . . . . . . . . . . . . . . . . . . . . . . .       106.0                  10.5
                                                                      -------                  ----
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,016.3                  99.9
                                                                      =======                  ====

        1993
        ----
     Developed    . . . . . . . . . . . . . . . . . . . . . . . .      720.7                   79.4
     Undeveloped    . . . . . . . . . . . . . . . . . . . . . . .      127.5                   10.3
                                                                      ------                   ----
     Total    . . . . . . . . . . . . . . . . . . . . . . . . . .      848.2                   89.7
                                                                      ======                   ====

        1992
        ----
     Developed  . . . . . . . . . . . . . . . . . . . . . . . . .      585.4                   73.1
     Undeveloped    . . . . . . . . . . . . . . . . . . . . . . .       57.9                    7.6
                                                                      ------                   ----
     Total    . . . . . . . . . . . . . . . . . . . . . . . . . .      643.3                   80.7
                                                                      ======                   ====


     The following table sets forth the estimated future value of all proved reserves of the Company, and proved developed reserves of the Company, as of December 31, 1994, 1993 and 1992. Future reserve values are based on year-end prices except in those instances where the sale of gas and oil is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes, and future development costs are based on current costs with no escalations.

                                                                                     Present Value of Estimated
                                                                                        Future Net Revenues
                                                        Estimated Future                Before Income Taxes
                                                          Net Revenues              (Discounted at 10 Percent)
                                                     ------------------------     ------------------------------
                                                                      Proved                          Proved
                                                       Proved       Developed       Proved          Developed
                                                     ---------     -----------    ----------      --------------
                                                                          (In thousands)
     December 31,
        1994  . . . . . . . . . . . . . . . . . .    $2,201,585   $2,016,523      $1,396,844     $ 1,311,591
        1993  . . . . . . . . . . . . . . . . . .     2,074,505    1,783,187       1,359,117       1,189,268
        1992  . . . . . . . . . . . . . . . . . .     1,747,113    1,581,853       1,062,558         987,497

     At December 31, 1994, estimated future net revenues expected to be received from all proved reserves of the Company, and from proved developed reserves of the Company, were as follows:

                                                                                               Proved
                                                                             Proved          Developed
                                                                           ----------       -----------
                                                                                 (In thousands)
    December 31,
       1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  325,137       $  354,516
       1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         296,704          277,788
       1997   . . . . . . . . . . . . . . . . . . . . . . . . . . .           244,404          218,053
       Thereafter   . . . . . . . . . . . . . . . . . . . . . . . .         1,335,340        1,166,166
                                                                           ----------       ----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2,201,585       $2,016,523
                                                                           ==========       ==========

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 1994, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the Securities and Exchange Commission (SEC) guidelines and do not reflect current prices. Since January 1, 1994, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency other than the SEC and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

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


ITEM 3. LEGAL PROCEEDINGS

     The information set forth under the caption "Litigation" in Note 9 to the Company's financial statements under Item 8 below is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Apache's common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding Apache common stock for 1994 and 1993. Prices shown are from the New York Stock Exchange Composite Transactions Reporting System.


                                                             1994                              1993
                                               ----------------------------      -----------------------------
                                                PRICE RANGE                        PRICE RANGE
                                               --------------     DIVIDENDS      --------------      DIVIDENDS
                                               HIGH       LOW     PER SHARE      HIGH       LOW      PER SHARE
                                               ----       ---     ---------      ----       ---      ---------
First Quarter . . . . . . . . . . . . . .     $26 7/8   $22 1/2    $ 0.07      $26 1/4    $17 5/8     $ 0.07
Second Quarter  . . . . . . . . . . . . .      29        22 1/4      0.07       30 1/4     24 3/8       0.07
Third Quarter . . . . . . . . . . . . . .      29 1/4    23          0.07       33 1/2     26 3/8       0.07
Fourth Quarter  . . . . . . . . . . . . .      28 7/8    23 5/8      0.07       31 1/4     20 3/8       0.07

     The closing price per share of Apache common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 28, 1995, was $25.00. At December 31, 1994, there were 61,440,004 shares of Apache common stock outstanding, held by approximately 10,400 shareholders of record and 30,000 beneficial owners.

     Each share of Apache common stock also represents one common stock purchase right which, under certain circumstances, would entitle the holder to acquire additional shares of common stock. See Note 6 to the Company's financial statements under Item 8 below.

     The Company has paid cash dividends on its common stock for 112 consecutive quarters and intends to continue the payment of dividends at current levels, although future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 1994, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                                    At or for the Year Ended December 31,
                                    ---------------------------------------------------------------------
                                       1994           1993*          1992         1991**          1990
                                    -----------    -----------    ---------      ---------      ---------
                                                 (In thousands, except per share amounts)
INCOME STATEMENT DATA
Total revenues                      $  545,621     $  466,638     $ 454,300      $ 356,930      $ 273,410
Net income                              42,837         37,334        47,776         34,615         40,297
Net income per common share                .70            .70          1.02            .76            .90
Cash dividends per common share            .28            .28           .28            .28            .28

BALANCE SHEET DATA
Working capital (deficit)           $  (12,891)    $  (62,450)    $ (43,775)     $ (55,023)     $  15,678
Total assets                         1,879,022      1,592,407     1,218,704      1,209,291        829,634
Long-term debt                         657,486        453,009       454,373        490,988        194,781
Shareholders' equity                   816,180        785,854       475,209        439,941        386,780
Common shares outstanding at
 end of year                            61,440         61,085        46,936         46,855         44,694

  *Includes financial data for AERC after June 30, 1993, and for Hall-Houston after July 31, 1993. See Note 1 to the Company's financial statements under
   Item 8 below.

 **Includes financial data for MW after June 30, 1991.


         Reference is made to Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," for a discussion of significant acquisitions and to the Summary of Significant Accounting Policies and Note 1 to the Company's financial statements under Item 8 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Apache's financial performance during 1994 is best understood in light of the following factors:

         PRODUCTION INCREASES; COMMODITY PRICES -- The current year's performance was affected by substantial increases in natural gas production partially offset by lower average oil and natural gas prices for the year. Apache's natural gas production increased by 41 percent over the prior year, attributable principally to developmental drilling, recompletions and acquisitions completed in 1993. These gains were partially offset as Apache's average realized natural gas price declined 11 percent from the prior year. Apache's oil production increased by six percent over the prior year. Although oil prices improved from the five-year low experienced in the fourth quarter of 1993, Apache's average realized oil price in 1994 was seven percent lower than in 1993.

         ACQUISITIONS-- Apache continued to acquire properties in 1994, acquiring $180 million of oil and gas properties in the current year following its mid-1993 acquisition of Hadson Energy Resources Corporation (now known as Apache Energy Resources Corporation or AERC) and substantially all of the producing properties of Hall-Houston Oil Company (Hall-Houston) in the Gulf of Mexico for an aggregate of $211.7 million. The Company's 1994 performance reflects a full 12 months of ownership of AERC and the Hall-Houston properties; however, over half of the 1994 acquisitions were booked in the fourth quarter, too late to have a significant impact on the Company's 1994 performance. Acquisitions which closed in 1993 and 1994 accounted for approximately 40 percent of the overall increase in gas production from a year ago.

         INCREASE IN AVERAGE COMMON SHARES OUTSTANDING -- The weighted average number of shares of Apache common stock outstanding in 1994 increased by 7.8 million shares (15 percent) over 1993, primarily as a result of the issuance of
5.8 million shares in connection with a public stock offering in March 1993 and the issuance of 7.8 million shares in connection with the conversion of $150 million of subordinated debentures in September 1993. Proceeds from these transactions reduced outstanding debt by $281.8 million.

RESULTS OF OPERATIONS

NET INCOME AND REVENUES

         The Company reported net income for the year of $42.8 million, a 15-percent increase from 1993 earnings of $37.3 million. Net income of $.70 per share was unchanged from 1993, as the increase in 1994 net income was offset by the increase in the weighted average number of shares of Apache common stock outstanding. Significant factors contributing to the higher earnings were increased oil production and substantially increased natural gas production partially offset by decreases in oil and natural gas prices. Volume and price information concerning the Company's 1994 and 1993 oil and gas production is summarized in the following table:

Selected Oil and Gas                                                                         Increase
 Operating Statistics                                            1994          1993         (Decrease)
- ---------------------                                           -------       ------        ----------
     Gas volume - Mcf per day:
      Domestic  . . . . . . . . . . . . . . . . . . . . .       419,161       299,486           40%
      International   . . . . . . . . . . . . . . . . . .         7,975         3,589          122%
                                                                -------       -------
      Total   . . . . . . . . . . . . . . . . . . . . . .       427,136       303,075           41%
                                                                =======       =======

     Average Gas Price - Per Mcf  . . . . . . . . . . . .       $  1.81       $  2.03         (11)%

Selected Oil and Gas                                                                        Increase
 Operating Statistics                                             1994          1993        (Decrease)
- ---------------------                                           --------      -------       ----------
     Oil volume - Barrels per day:
      Domestic  . . . . . . . . . . . . . . . . . . . . .        32,669        31,809            3%
      International   . . . . . . . . . . . . . . . . . .         3,177         1,874           70%
                                                                -------       -------
      Total   . . . . . . . . . . . . . . . . . . . . . .        35,846        33,683            6%
                                                                =======       =======

     Average Oil Price - Per barrel   . . . . . . . . . .       $ 15.66       $ 16.78          (7)%

     Natural Gas Liquids (NGL) -
       Barrels per day:   . . . . . . . . . . . . . . . .         1,352         1,331            2%

     Average NGL Price - Per barrel   . . . . . . . . . .       $ 12.39       $ 12.35           --

     Revenues for 1994 totaled $545.6 million, or 17 percent higher than a year ago. Oil and gas revenues in 1994 totaled $493.5 million, an increase of 13 percent over production revenues of $437.3 million in 1993. Production revenues were influenced by record natural gas production, declining natural gas prices, increased oil production and lower average oil prices for the year. In addition, Apache's gathering, processing and marketing revenues increased 71 percent to $44.3 million in 1994 from $25.9 million in 1993. Revenues from international operations increased 70 percent to $26.3 million with a full twelve months of Australian production from the AERC acquisition.

     Natural gas sales contributed $282.5 million to revenues, up 26 percent from 1993, the result of higher annual production partially offset by lower prices during 1994. Gas production for the year averaged 427 MMcf per day, up 41 percent from 1993, positively affecting gas sales by $92.1 million. This increase is principally the result of production increases from developmental drilling and the contribution from 12 months of operations from properties acquired in 1993, the most significant of which were the offshore properties acquired from Hall-Houston and the properties acquired in the merger with AERC. Acquisitions added approximately 49 MMcfd of production increases for the year, whereas developmental drilling and recompletions accounted for nearly 75 MMcfd.

     Apache's average realized price for its natural gas was $1.81 per Mcf during 1994, 11 percent lower than the average price of $2.03 per Mcf during 1993, which negatively affected gas sales by $34.6 million. During 1994, Apache's average realized gas prices ranged from $1.48 per Mcf in October to $2.15 per Mcf in February. Gas prices remained depressed during the second half of 1994 due to warmer than usual weather in the northeastern United States and higher volumes of gas held in inventory by utilities and gas storage facilities. Hedging activities increased Apache's 1994 gas price by $.01 per Mcf ($1.6 million in sales) compared to $.05 per Mcf decrease ($5.4 million in sales) in 1993. The 1994 hedging was in the form of floating for fixed price swap agreements, with hedged volumes ranging from 10,000 MMBtud to 40,000 MMBtud. Hedging activities in 1993 included a $3.8 million net loss from swap agreements and a $1.6 million payment to Amoco Production Company (Amoco) under the terms of the price support hedging agreement described in Footnote 8 to the Company's financial statements. With natural gas spot prices rising significantly during the second and third quarters of 1993, the 1993 hedging activities in effect mitigated the upside potential of improving prices.

     The impact of increased oil production was offset by lower oil prices in 1994. Oil production contributed $204.9 million to revenues during 1994, less than one percent below Apache's oil sales in 1993. Average daily oil production of approximately 35.8 Mbbls of oil increased six percent over the prior year, positively affecting oil sales by $13.3 million, as acquisitions offset the effects of natural depletion. Oil sales represented 42 percent of total oil and gas sales in 1994 compared to 47 percent of total oil and gas sales in 1993.

     The Company's average realized oil price of $15.66 per barrel declined seven percent from 1993, negatively affecting oil sales by $14.7 million. Apache's average realized oil prices in 1994 ranged from $12.65 per barrel in March to $17.77 per barrel in July. Hedging activities increased Apache's average realized oil price by $.20 per barrel ($2.6 million in sales) as compared to a $.39 per barrel increase ($4.8 million in sales) in 1993. The 1994 hedges were in the form of floating for fixed price swap agreements with respect to the sale of oil, whereas 1993 sales hedges were due to the price support hedging agreement with Amoco.

     Revenues from the sale of natural gas liquids increased one percent from 1993, to $6.1 million in 1994. The higher revenue reflects slightly increased volumes incidental to Apache's increased gas production.

     Revenues from gas gathering, processing and marketing were $44.3 million in 1994, up 71 percent from 1993. The revenue increase primarily reflects additional volumes sold under crude oil and natural gas contracts, an activity that generally creates relatively low margins. Gross margins from gathering, processing and marketing were $6.4 million in 1994, an increase of 32 percent from 1993.

     Other revenues increased to $7.4 million in 1994, up from $2.8 million in 1993. Non-recurring revenues in 1994 included $4 million from the favorable resolution of take-or-pay contract issues and $2.2 million in gains from the sale of stock held for investment.

COSTS AND EXPENSES

     Operating costs per equivalent unit of production declined 14 percent in 1994, as a 27-percent increase in production volumes more than offset an eight-percent increase in operating costs. Aggregate operating costs increased from $128.1 million in 1993 to $137.8 million in 1994. Operating costs include lifting costs, workover expense, and applicable domestic or foreign production taxes. On an equivalent unit of production basis, operating costs in 1994 declined to $3.48 per boe, down from $4.10 per boe in 1993. Apache's declining costs per boe reflect increasing natural gas production and lower production costs associated with the operation of gas-bearing properties as compared with oil-bearing properties. The decline in unit cost reflects the Company's continued cost saving efforts and the addition of offshore properties which are not subject to production taxes and traditionally have lower unit lifting costs.

     Depreciation, depletion and amortization (DD&A) expense rose 32 percent year-over-year to $232.6 million due to increased domestic sales of oil and natural gas and a higher domestic amortization rate expressed as a percentage of sales. Apache's domestic amortization rate of 45.5 percent of sales for 1994 increased from 38.7 percent in 1993. The increase in DD&A as a percentage of sales is a result of lower natural gas and oil prices during 1994 and a higher average finding cost in 1993 compared to recent years. Recurring international DD&A increased as a result of substantially increased Australian production.

     Although Apache increased its international exploration activity in 1994, international impairments declined to $7.3 million in 1994 from $23.2 million in 1993, reflecting the Company's successful international exploration efforts in China, Egypt, The Congo and Indonesia during 1994.

     Administrative, selling and other costs increased $1.7 million in 1994, or five percent from 1993. Administrative, selling and other costs, on an equivalent unit of production basis, declined 17 percent from the prior year to $.88 per boe in 1994 from $1.06 per boe in 1993, reflecting the increase in production over the prior year and results of the Company's sustained efforts to contain costs. The Company integrated AERC and the Hall-Houston properties with minimal increases in administrative staff.

     Net financing costs of $30.7 million were 14 percent higher than 1993. This was primarily as a result of increasing interest rates and increased debt in 1994 related to the AERC and Hall-Houston acquisitions which were funded in the second half of 1993. By year end, effective interest rates on Apache's floating rate debt, which includes all advances under its bank credit facility, increased approximately 59 percent over year-end 1993 as market rates increased at six different times during the year. Apache's average effective interest rate during 1994 increased to 6.65 percent from 4.96 percent during 1993. On an equivalent unit of production basis, net financing costs declined to $.78 per boe in 1994 from $.86 per boe in 1993, as increased production offset the rising cost of financing. On December 31, 1994, Apache's outstanding debt balance was $658 million, an increase of 42 percent from $462 million on December 31, 1993.

PRIOR-YEAR COMPARATIVE INFORMATION

     The Company reported net income for 1993 of $37.3 million, or $.70 per share, a 22-percent decrease from 1992 earnings of $47.8 million, or $1.02 per share. Significant factors contributing to the lower earnings were after-tax charges to earnings of $7.8 million, or $.15 per share, taken in the third quarter related to international impairments and changes in tax laws, the decline in the Company's realized oil prices during 1993, and the $18.5 million after-tax gain recognized during 1992 on the sale of the Company's interest in Natural Gas Clearinghouse (NGC). Excluding only the gain on the 1992 NGC sale, the Company's 1993 earnings increased 28 percent over 1992.

     Volume and price information concerning the Company's 1993 and 1992 oil and gas production is summarized in the following table:

Selected Oil and Gas                                                                        Increase
 Operating Statistics                                             1993         1992        (Decrease)
- ---------------------                                           --------      -------      ----------
     Gas volume - Mcf per day:
      Domestic  . . . . . . . . . . . . . . . . . . . . .       299,486       262,245          14%
      Foreign   . . . . . . . . . . . . . . . . . . . . .         3,589            --          --
                                                                -------       -------
      Total   . . . . . . . . . . . . . . . . . . . . . .       303,075       262,245          16%
                                                                =======       =======

     Average Gas Price - Per Mcf  . . . . . . . . . . . .       $  2.03       $  1.76          15%


     Oil volume - Barrels per day:
      Domestic  . . . . . . . . . . . . . . . . . . . . .        31,809        31,874          --
      Foreign   . . . . . . . . . . . . . . . . . . . . .         1,874         1,066          76%
                                                                -------       -------
      Total   . . . . . . . . . . . . . . . . . . . . . .        33,683        32,940           2%
                                                                =======        ======

     Average Oil Price - Per Barrel   . . . . . . . . . .       $ 16.78       $ 18.16          (8)%

     Natural Gas Liquids (NGL) -
      Barrels per day   . . . . . . . . . . . . . . . . .         1,331         1,458          (9)%

     Average NGL Price - Per barrel   . . . . . . . . . .       $ 12.35       $ 12.34          --


     Revenues for 1993 totaled $466.6 million, a three-percent increase over the Company's 1992 revenues. Production revenues in 1993 totaled $437.3 million compared to $394.6 million in 1992. Oil and gas revenues were influenced by improved gas prices over 1992, declining second-half oil prices, and the acquisition of AERC and the Hall-Houston properties in the second half of the year. Revenues from international operations increased 93 percent in 1993, to $15.5 million, with six months of Australian production from the 1993 AERC acquisition.

     Natural gas sales in 1993 contributed $225 million to revenues, up 33 percent from 1992, the result of sustained higher prices and higher production during 1993. During 1992, Apache's average realized gas price ranged from $1.17 per Mcf in February, the lowest price in 13 years, to a high of $2.40 per Mcf in October. Apache's average realized price for 1992 was $1.76 per Mcf. In 1993, prices remained in the higher range established in the latter half of 1992. Apache's average realized price for 1993 was $2.03 per Mcf, up 15 percent over the 1992 average, positively affecting 1993 gas sales by $30.4 million. Hedging activities decreased gas sales by $5.4 million ($.05 per Mcf) in 1993 as compared to a $2.5 million decrease in 1992. Both years included losses on swap agreements and price sharing obligations with Amoco.

     The impact of higher gas prices was augmented by higher gas production in 1993 as compared with 1992. Gas production for the year averaged 303.1 MMcf per day, up 16 percent from 1992, positively affecting gas sales by $25.8 million. This increase is principally the result of production from newly acquired properties, the most significant of which were the offshore properties acquired from Hall-Houston, the additional 93-percent working interest in Matagorda Island Blocks 681 and 682 acquired in 1992, and the properties acquired in the merger with AERC. Combined, these three acquisitions comprised 332 Bcfe of proved reserves at year end 1993 and contributed 68 MMcf of gas per day to Apache's 1993 average daily production.

     The impact of increased oil production in 1993 was offset by lower oil prices. Oil production contributed $206.3 million to revenues during 1993, six percent below Apache's record $218.9 million in oil sales in 1992. Average daily oil production of approximately 33.7 Mbbls of oil increased two percent over the prior year, positively affecting oil sales by $4.3 million, as acquisitions, continuing workover and recompletion operations, and new drilling in the Permian Basin and Austin Chalk trend offset the effects of natural depletion.

     The Company's average realized oil price of $16.78 per barrel declined eight percent from 1992, negatively affecting oil sales by $16.9 million. Hedging activities boosted Apache's average realized oil price in 1993 by $.39 per barrel ($4.8 million in sales) as compared to a $.44 per barrel increase ($5.3 million in sales) in 1992. These were due to Amoco price support hedging activities.

     Revenues from the sale of natural gas liquids and sulfur in 1993 declined 12 percent from 1992 to $6.0 million, a result of lower prices for natural gas liquids and the sale of the Whitney Canyon gas processing plant in 1992. The sale of natural gas liquids declined from 1.5 Mbbls per day in 1992 to 1.3 Mbbls per day in 1993.

     Revenues from gas gathering, processing and marketing were $25.9 million in 1993, down 10 percent from 1992. The decline primarily reflects the sale of Apache's interest in a gas gathering system in western Oklahoma in March 1993. As a result, gross margins from gathering, processing and marketing were $4.9 million in 1993, a decline of 32 percent from 1992.

     Operating costs were up two percent in 1993 to $128.1 million, as a decline in operating costs per barrel of oil equivalent was offset by the impact of increased production. Operating costs include lifting costs, workover expense, and applicable domestic or foreign production taxes. On an equivalent unit of production basis, operating costs declined six percent in 1993 to $4.10 per boe, down from $4.38 per boe in 1992. Apache's declining costs per boe reflect increasing natural gas production and lower production costs associated with operating gas-bearing properties as compared to oil-bearing properties. Apache's operating costs were also reduced by refunds of well-control insurance totaling $.7 million and production tax refunds totaling $1.8 million during 1993.

     DD&A expense rose 12 percent year-over-year to $176.3 million due to increased sales of natural gas and increased Australian production. Although Apache's domestic amortization rate of 38.7 percent of sales for 1993 was down slightly from 1992, declining oil prices and the higher costs associated with newly acquired offshore properties, which reflect shorter reserve lives and faster expected payouts, combined to increase Apache's domestic amortization rate in the second half of 1993. Recurring international DD&A increased as a result of substantially increased Australian production.

     International impairments, which rose to $23.2 million in 1993 from $12 million in 1992, included $6.7 million of the Company's investment in West Africa which the Company wrote-off in the third quarter of 1993 when it recognized a reduced probability of establishing commercial operations on two of Apache's concessions. The 1993 impairments also included provisions for Apache's investment in the Java Sea (Indonesia) and Nanteau (France).

     Administrative, selling and other costs were down five percent from those incurred in 1992, despite the Company's acquisitions during 1993. The reduction reflects the Company's sustained efforts to contain costs, the non-recurring administrative costs incurred in the 1992 corporate relocation to Houston, and the integration of MW. In 1993, Apache successfully assimilated the AERC and Hall-Houston properties with minimal additions to its administrative staff. Administrative cost reductions were partially offset, however, by expenses associated with an employee benefit plan based on Apache common stock, which increased in price by approximately 25 percent from year-end 1992 to year-end 1993.

     Net financing costs declined 17 percent in 1993 despite the use of bank debt to fund the AERC and Hall-Houston acquisitions. The decline is primarily attributable to a decline of approximately 100 basis points in Apache's effective interest in 1993 as compared with 1992, reflecting a general decline in interest rates and the conversion of Apache's 7 1/2-percent convertible subordinated debentures due 2000 into shares of Apache common stock in September 1993. Interest expense also declined as a result of Apache's repayment of bank debt from a portion of the $131.8 million in net proceeds of its public offering of common stock in March 1993, the successful conversion of approximately $150 million of its 7 1/2-percent convertible subordinated debentures due 2000 and through the redemption of $7 million of 9-percent convertible subordinated debentures due 2001. Debt reductions attributable to the public offering and debt conversion in 1993 were offset by debt incurred in connection with acquisitions. On December 31, 1993, Apache's outstanding debt balance was $462 million, an increase of one percent from $455.5 million on December 31, 1992.


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

     Expenditures for exploration and development increased to $302.5 million in 1994 from $218.9 million in 1993. Domestically, Apache completed 243 producing wells out of 299 gross wells drilled during the year compared with 266 gross wells drilled in 1993, of which 210 were completed as producers. Internationally, the Company had discoveries on nine of 17 wells drilled in 1994, while completing three of eight wells as producers in 1993. Domestic expenditures for exploration and development in 1995, including workover and recompletion operations, are expected to decline to approximately $170 million as additional funds are used to reduce debt. The Company will step-up its international activities in 1995 with exploration and development expenditures expected to rise to approximately $45 million, up from $32 million in 1994.

     Cash expenditures for acquisitions during 1994 were $180 million, compared to $260.9 million in 1993. The most significant acquisition that Apache closed during 1994 was the purchase of substantially all of the U.S. oil and gas properties of Crystal Oil Company for $95.8 million. Apache also acquired approximately $84.2 million of other oil and gas properties through a number of different transactions during 1994. Funds for the 1994 acquisitions were obtained principally from borrowings under the Company's revolving bank credit facility.

     During the fourth quarter of 1994, Apache entered into a merger agreement with DEKALB Energy Company (DEKALB), with DEKALB to survive as a wholly-owned subsidiary of Apache and DEKALB shares to be converted into the right to receive shares of Apache common stock. The Company contemplates that between
8.0 and 8.9 million shares of Apache common stock will be issued in connection with the merger.

     On March 1, 1995, Apache purchased certain oil and gas properties from Texaco Exploration and Production Inc. (Texaco) for approximately $571 million in cash, subject to adjustment. Apache delivered a $25 million deposit, representing a portion of the purchase price, upon execution of the purchase and sale agreement with Texaco in December 1994, and delivered the balance in cash at closing. Funds for the Texaco transaction were obtained from several sources, including increased borrowing capacity under the Company's bank credit facility and proceeds of Apache's $172.5 million 6-percent Convertible Subordinated Debentures due 2002 (6-percent debentures), which were issued on January 4, 1995. On March 1, 1995, lenders increased the Apache revolving credit facility to $1 billion, subject to borrowing base availability.

     The Company aggressively pursues acquisition opportunities as part of its reserve growth strategy. The amount and timing of future funding requirements for acquisitions are dependent upon several factors, including the market for oil and gas properties, and cannot be predicted for the upcoming year.

     The aggregate cost of acquisitions in 1993, including the value of the shares issued and liabilities added through the merger of AERC, totaled $324.6 million. Apache's most significant transactions during 1993 were its acquisitions of oil and gas properties from Hall-Houston for $113.7 million in cash and the acquisition of AERC for approximately $98 million in cash and the issuance of 307,977 shares of Apache common stock. Apache also acquired more than $76.5 million of other properties during 1993, primarily representing purchases of additional working interests in properties in which Apache already held an interest, including the purchase of Key Production Company's interest in certain properties held by Apache Operating Partnership L.P. prior to its dissolution during the first quarter of 1993.

     Other capital expenditures for 1993 include the purchase of NGC's interest in a gas gathering system in western Oklahoma which was sold in March 1993, in a transaction described under "Capital Resources and Liquidity" below.

     At December 31, 1994, Apache had outstanding $454 million under its revolving bank credit facility, $25.8 million in additional bank debt consolidated through the AEL banker's acceptance facility, and an aggregate of $177.8 million in principal amount of other long-term debt, comprised principally of notes and debentures maturing in the years 1997 through 2002. The Company's overall debt at December 31, 1994, had increased $195.6 million from December 31, 1993, partly the result of borrowing to fund acquisitions and the purchase of approximately $15 million of AERC shares tendered to the Company in the first quarter of 1994. Apache made cash payments on long-term debt totaling $28.7 million in 1994, of which $9 million was scheduled under the Company's debt obligations and the remaining amount was paid due to the termination of AERC's bank credit facility. Interest payments on the Company's outstanding debt obligations during 1995 are projected (using weighted average balances for floating rate obligations) to be approximately $89 million, while scheduled principal payments for 1995 currently total $.1 million.

     Dividends paid during 1994 totaled $17.1 million, up 15 percent from 1993, primarily due to the issuance of approximately 5.8 million shares in connection with the Company's March 1993 common stock offering, and the issuance of approximately 7.8 million shares in September 1993 upon the conversion of its subordinated debentures. The Company's dividend policy currently provides for the payment of regular quarterly dividends at the rate of $.28 per share annually. Although no change in the dividend policy is contemplated for 1995, the declaration and amount of future dividends is dependent upon the Company's cash requirements, applicable debt covenants and other factors deemed relevant by the Board of Directors.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets.

     Net cash provided by operating activities during 1994 was $335.6 million, up $110.5 million from 1993. The 49-percent improvement in cash flows primarily reflects increased natural gas production and a $67.4 million advance on future gas deliveries related to the Company's sale of approximately 43.8 Bcf of natural gas for delivery over a six-year period. (See Note 5 to the Company's financial statements). Eliminating the effects of forward sale transactions, net cash provided by operating activities increased by 19 percent over 1993, reflecting the results of increased production partially offset by lower oil and gas prices.

     The Company anticipates that it will engage in additional forward sale transactions in the future if sales can be made under terms and conditions that are favorable to the Company in light of market conditions. Future cash flows will be influenced by product prices and production volumes and are not presently ascertainable.

     On January 4, 1995, Apache completed the issuance of $172.5 million principal amount of its 6-percent debentures to reduce bank debt, provide funding for acquisitions and general corporate purposes. The debentures are convertible at the option of the holder into Apache common stock at a conversion price of $30.68 per share.

     On March 1, 1995, in connection with the acquisition of certain oil and gas properties from Texaco, lenders increased the size of Apache's revolving credit facility from $700 million to $1 billion, subject to borrowing base availability. The borrowing base is the estimated loan value of the Company's oil and gas reserves, not including reserves outside the United States and subject to certain other exclusions, based upon forecast rates of production, as periodically redetermined by the lenders. Upon closing the Texaco transaction on March 1, 1995, Apache had approximately $840 million in loans outstanding under the facility with approximately $60 million remaining available. (See Note 3 to the Company's financial statements under Item 8 below.)

      Under terms of the credit agreement, as amended March 1, 1995, the Company must (i) maintain a minimum tangible net worth of $650 million, which is adjusted quarterly for subsequent earnings and securities transactions, and
(ii) maintain a ratio (A) earnings before interest, taxes, depreciation, depletion and amortization to (B) consolidated interest expense, of not less than 3.7:1. Restrictive covenants under the facility include certain limitations on indebtedness and contingent obligations, as well as certain restrictions on liens and investments in international subsidiaries. The Company has complied with its financial ratios and restrictive covenants at all times since the inception of the revolving credit facility in July 1991. The facility matures on March 1, 2000, and may be extended in one-year increments with the lenders' consent.

      In May 1994, Apache terminated AERC's bank credit facility and converted the banker's acceptance facility of Apache Energy Limited (AEL), a wholly-owned Australian subsidiary of AERC, from a reducing term credit facility to a revolving credit facility with a commitment of $30 million, subject to financial covenants and borrowing base availability. The AEL facility provides for advances discounted at a varying rate over the discount rate prevailing in the Canadian banker's acceptance market. Under the terms of AEL's revolving credit facility, AEL must maintain certain minimum financial ratios, including a current ratio (including funds available under the AEL credit facility) of 1.0 to 1.0, a ratio of consolidated cash flow to debt service of 1.1 to 1.0, and a ratio of consolidated cash flow to consolidated interest expense of 3.0 to 1.0. In addition, AEL must maintain a minimum tangible net worth of $30 million, which is adjusted quarterly for subsequent earnings, and satisfy restrictive covenants similar to those under Apache's revolving credit facility. At year end, the borrowing base was $30 million of which $25.8 million was outstanding, and AEL was in compliance with the financial ratios and restrictive covenants under the facility. Apache and its subsidiaries (other than AEL and its subsidiaries) have not guaranteed the AEL credit facility.

     In March 1993, Apache and NGC completed the sale of their respective interests in a gathering system in western Oklahoma. Apache received gross cash proceeds of approximately $32.2 million in the transaction, of which $16.4 million was attributable to NGC's interest in the system.

     Also in March 1993, Apache completed the public offering of approximately
5.8 million shares of Apache common stock for net proceeds of $131.8 million. Net proceeds of the offering were used to repay outstanding debt under Apache's revolving bank credit facility. In September 1993, Apache completed the conversion of its 7 1/2-percent convertible subordinated debentures due 2000, resulting in the issuance of approximately 7.8 million shares of Apache common stock. Primarily as a result of the conversion and Apache's March 1993 equity offering, Apache's debt as a percentage of capital declined to 37 percent at December 31, 1993.

     In May 1992, Apache issued 9.25-percent notes due 2002 in the principal amount of $100 million. Proceeds from the offering were used to reduce bank debt, pay off its 9 1/2-percent convertible debentures due 1996 and for general corporate purposes. In December 1992, the Company privately placed 3.93-percent convertible notes due 1997 in the principal amount of $75 million. The 3.93-percent notes are not redeemable before maturity and are convertible into Apache common stock at the option of the holders at any time prior to maturity at a conversion price of $27.00 per share. Proceeds from the sale of the 3.93-percent notes were used to repay bank debt.

     The Company had $15.1 million in cash and cash equivalents on hand at December 31, 1994, down from $17.1 million at the end of 1993. The Company's ratio of current assets to current liabilities at year end of .9:1 improved from a ratio of .7:1 from year-end 1993.

     Management believes that cash on hand at year end, net cash generated from operations, proceeds from the sale of the 6-percent debentures, and increased borrowing capacity under its revolving bank credit facility will be adequate to satisfy the Company's financial obligations, including its purchase obligation with respect to the Texaco properties (see "Capital Commitments"), and to meet future liquidity needs for at least the next two fiscal years.

FUTURE TRENDS

     The closing of the acquisition of the Texaco properties and the DEKALB merger mark the completion of a major acquisition cycle which will be followed by property consolidation and rationalization. Apache is committed to reducing its debt to capitalization ratio through the selective disposition of marginal and non-strategic properties and through property development focused on cash flow and debt reduction. In that regard, Apache announced on February 15, 1995, the Company's plan to sell substantially all of the oil and gas properties in its Rocky Mountain region, which includes many lower margin properties. The Company anticipates that divestiture of the Rocky Mountain properties, together with disposal of non-strategic assets in other operating regions, will result in total proceeds of approximately $200 million. While total capital expenditures will be higher in 1995 due to the acquisition of properties from Texaco, domestic exploration and development costs will be reduced from their 1994 levels as a result of low product prices and the commitment to reduce debt. Property dispositions and reduced domestic exploration outlays in 1995 will likely result in lower production and reserves from the level achieved upon completion of the Texaco and DEKALB transactions. The following factors may also impact Apache's operating results and financial condition in the future.

CONTINUING VOLATILITY OF PRODUCT PRICES

     In 1994, spot market natural gas prices remained volatile and continued to behave unpredictably. Spot market oil prices, which are especially vulnerable to complex and unpredictable political and economic forces, also remained volatile in 1994, as Apache's average realized price fluctuated from $12.65 per barrel in March to $17.77 per barrel in July. Management believes that, absent a comprehensive U.S. energy policy, oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), events in the Middle East and events in certain non-OPEC countries. Management also believes that gas prices will remain volatile and may fluctuate due to supply and demand perceptions.

MARKETING AND HEDGING

     In August 1994, Apache named a vice president of marketing to a newly created position to oversee the marketing and sale of the Company's gas production. The Company expects to take a more active roll in the marketing of Apache's production in 1995. Also during 1994, Apache undertook a comprehensive review of its risk management policies and procedures, with emphasis on commodity hedging. At December 31, 1994, Apache had two open swap agreements hedging a total of 30,000 MMBtud of natural gas. (See Note 8 to the Company's financial statements.) The Company is likely to increase the use of commodity derivatives contracts to either fix or support oil and gas prices at targeted levels, or to minimize the impact of price fluctuations.

CEILING TEST FOR FULL COST COMPANIES

     Oil and gas producers that conduct their financial reporting under the full cost accounting rules are subject to Securities and Exchange Commission
(SEC) rules that require quarterly "ceiling test" calculations. This test requires a write-down when the capitalized cost of oil and gas properties exceeds the present value of proved reserves, plus the lower of cost or market value for unproved properties. (See Supplemental Oil and Gas Disclosures to the Company's financial statements). The test is applied at the end of each fiscal quarter on a country-by-country basis, and requires a write-down if the "ceiling" is exceeded, even if prices decline only for a short period of time. Many full cost companies, including Apache, are concerned about the impact of prolonged unfavorable gas prices on their ceiling test calculations. A further deterioration of gas or oil prices from year-end levels would likely result in the Company recording a non-cash charge to earnings related to its oil and gas properties in the first quarter of 1995. SEC rules permit the exclusion of capitalized costs and present value of recently acquired properties in performing ceiling test calculations. Pursuant to these rules, Apache has requested waivers and the SEC has granted one-year waivers with respect to the properties acquired from Texaco and Crystal. If the ceiling is exceeded on all domestic properties, Apache will be required to perform an additional ceiling test excluding the Texaco and Crystal properties and record a write-down of carrying value if the ceiling is still exceeded.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-28 of this Form 10-K, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Information About Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Voting Securities and Principal Holders" in the Company's proxy statement relating to the Company's 1995 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table," "Option/SAR Grants Table," "Option/SAR Exercises and Year-End Value Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Securities and Principal Holders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Business Relationships and Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS INCLUDED IN THIS REPORT:

     1. FINANCIAL STATEMENTS

         Report of independent public accountants . . . . . . . . . . . . . . . . . . . . .         F-1
         Report of management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-2
         Statement of consolidated income for each of the three years in the period ended
          December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-3
         Statement of consolidated cash flows for each of the three years in the period
          ended December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-4
         Consolidated balance sheet as of December 31, 1994 and 1993  . . . . . . . . . . .         F-5
         Statement of consolidated shareholders' equity for each of the three years in
          the period ended December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .         F-7
         Summary of significant accounting policies . . . . . . . . . . . . . . . . . . . .         F-8
         Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . .         F-10
         Supplemental oil and gas disclosures . . . . . . . . . . . . . . . . . . . . . . .         F-22
         Supplemental quarterly financial data  . . . . . . . . . . . . . . . . . . . . . .         F-28

    2.   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

    3.   EXHIBITS


         EXHIBIT NO.                                         DESCRIPTION
         -----------                                         -----------
             2.1 --    Stock Purchase Agreement, dated July 1, 1991, between Registrant and Amoco Production
                       Company (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on
                       Form 8-K, dated July 1, 1991, SEC File No. 1-4300, filed July 19, 1991).

             2.2 --    Purchase and Sale Agreement between Hall-Houston Oil Company, as seller, and
                       Registrant, as buyer, dated as of June 2, 1993 (incorporated by reference to Exhibit
                       10.1 to Registrant's Current Report on Form 8-K, dated August 31, 1993, SEC File No.
                       1-4300, filed September 7, 1993).

             2.3 --    Purchase and Sale Agreement between Hall-Houston Oil Company, as seller, and
                       Registrant, as buyer, dated as of August 13, 1993 (incorporated by reference to
                       Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated August 31, 1993, SEC
                       File No. 1-4300, filed September 7, 1993).

             2.4 --    Form of Acquisition Agreement between Registrant, HERC Acquisition Corporation and
                       Hadson Energy Resources Corporation, dated August 26, 1993, and amended September 28,
                       1993 (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement
                       on Form S-4, Registration No. 33-67954, filed September 29, 1993).

             2.5 --    Purchase and Sale Agreement by and between Texaco Exploration and Production Inc., as seller, and Registrant, as buyer, dated December 22, 1994 (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K, dated November 29, 1994,
                       SEC File No. 1-4300, filed December 29, 1994).

             2.6 --    Agreement and Plan of Merger among Registrant, XPX Acquisitions, Inc. and DEKALB
                       Energy Company, dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to
                       Registrant's Registration Statement on Form S-4, Registration No. 33-57321, filed
                       January 17, 1995).

             2.7 --    Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated
                       November 24, 1992, between Shell Offshore Inc., SOI Royalties Inc., and Registrant
                       (incorporated by reference to Exhibit 10.7 to Apache Offshore Investment Partnership's
                       Annual Report on Form 10-K for year ended December 31, 1992, SEC File No. 0-13546).

             3.1 --    Restated Certificate of Incorporation of Registrant, dated December 1, 1993, as filed with the Secretary of State of Delaware on December 16, 1993 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for year ended
                       December 31, 1993, SEC File No. 1-4300).

             3.2 --    Bylaws of Registrant, dated as of December 9, 1992 (incorporated by reference to
                       Exhibit 3.3 to Registrant's Annual Report on Form 10-K for year ended December 31,
                       1992, SEC File No. 1-4300).

             4.1 --    Form of common stock certificate (incorporated by reference to Exhibit 4.4 to
                       Amendment No. 1 to Registrant's Registration Statement on Form S-3, Registration No.
                       33-5097, filed May 16, 1986).

         EXHIBIT NO.                                             DESCRIPTION
         -----------                                             -----------
             4.2 --    Rights Agreement, dated as of January 10, 1986, between Registrant and First Trust
                       Company, Inc., rights agent, relating to the declaration of Rights to Registrant's common stockholders of record on January 24, 1986 (incorporated by reference to
                       Exhibit 4.9 to Registrant's Annual Report on Form 10-K for year ended December 31,
                       1985, SEC File No. 1-4300).

            10.1 --    Second Amended and Restated Credit Agreement, dated April 30, 1994, among Registrant, the lenders named therein, and The First National Bank of Chicago and Chemical Bank,
                       as agents (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended June 30, 1994, SEC File No. 1-4300).

           *10.2 --    Third Amended and Restated Credit Agreement, dated March 1, 1995, among Registrant, the lenders named therein, and The First National Bank of Chicago, as Administrative
                       Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger.

            10.3 --    Fiscal Agency Agreement, dated as of January 4, 1995, between Registrant and Chemical
                       Bank, as fiscal agent (incorporated by reference to Exhibit 99.2 to Registrant's
                       Current Report on Form 8-K, dated December 6, 1994, SEC File No. 1-4300, filed January
                       11, 1995.)

           +10.4 --    1982 Employee Stock Option Plan, as updated in January 1987 to conform to the Tax
                       Reform Act of 1986 (incorporated by reference to Exhibit 10.7 to Registrant's Annual
                       Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

           +10.5 --    Apache Corporation Corporate Administrative Group Incentive Plan, effective as of
                       January 1, 1989 (incorporated by reference to Exhibit 10.8 to Registrant's Annual
                       Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

           +10.6 --    First Amendment to Apache Corporation Corporate Administrative Group Incentive Plan,
                       effective January 1, 1990 (incorporated by reference to Exhibit 10.14 to Registrant's
                       Annual Report on Form 10-K for year ended December 31, 1993, SEC File No. 1-4300).

         * +10.7 --    Apache Corporation Retirement/401(k) Savings Plan, dated December 22, 1994, effective
                       January 1, 1995.

           +10.8 --    Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 16, 1989
                       (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1989, SEC File No. 1-4300).

           +10.9 --    Apache International, Inc. Common Stock Award Plan, dated February 12, 1990
                       (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1989, SEC File No. 1-4300).

          +10.10 --    Apache Corporation 1990 Phantom Stock Appreciation Plan, dated as of September 28,
                       1990 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form
                       10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.11 --    Apache Corporation 1990 Stock Incentive Plan, dated as of September 28, 1990
                       (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1990, SEC File No. 1-4300).

         EXHIBIT NO.                                         DESCRIPTION
         -----------                                         -----------
          +10.12 --    Amendment No. 1 to the Apache Corporation 1990 Stock Incentive Plan, dated as of July
                       17, 1992 (incorporated by reference to Exhibit 4.4 to Registrant's Registration
                       Statement on Form S-8, Registration No. 33-53442, filed October 19, 1992).

         *+10.13 --    Apache Corporation 1995 Stock Option Plan, adopted February 9, 1995.

          +10.14 --    Apache Corporation Income Continuance Plan, as amended and restated February 24, 1988
                       (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1990, SEC File No. 1-4300).

         *+10.15 --    Apache Corporation Directors' Deferred Compensation Plan, as amended and restated
                       September 14, 1994.

          +10.16 --    Apache Corporation Phantom Stock Appreciation Plan for Directors, effective as of May
                       4, 1989 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on
                       Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.17 --    Apache Corporation Outside Directors' Retirement Plan, effective December 15, 1992
                       (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1992, SEC File No. 1-4300).

          +10.18 --    Apache Corporation Equity Compensation Plan for Non-Employee Directors, adopted
                       February 9, 1994, and form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for year ended
                       December 31, 1993, SEC File No. 1-4300).

          +10.19 --    Amended and Restated Employment Agreement, dated December 5, 1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.9 to Registrant's Annual
                       Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.20 --    Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual
                       Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.21 --    Employment Agreement, dated March 20, 1991, between Registrant and William J. Johnson
                       (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1992, SEC File No. 1-4300).

          +10.22 --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris
                       (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1989, SEC File No. 1-4300).

          +10.23 --    Consulting Agreement, dated November 1, 1993, between Registrant and John A. Kocur
                       (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1993, SEC File No. 1-4300).

         *+10.24 --    Consulting Agreement, effective April 28, 1994, between Registrant and William J.
                       Johnson.

         *+10.25 --    Consulting Agreement, effective January 1, 1995, between Registrant and John L. Moran.

           *11.1 --    Statement regarding computation of earnings per share of Registrant's common stock for the year ended December 31, 1994.

         EXHIBIT NO.                DESCRIPTION
         -----------                -----------
           *21.1 --    Subsidiaries of Registrant.

           *23.1 --    Consent of Arthur Andersen LLP.

           *23.2 --    Consent of Ryder Scott Company Petroleum Engineers.

           *27.1 --    Financial Data Schedule.

____________________
* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.

Note: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant's consolidated assets have been omitted and will be provided to the Commission upon request.

(b) REPORTS ON FORM 8-K

    The following reports on Form 8-K were filed during the fiscal quarter ended December 31, 1994:

         November 29, 1994 - Item 5. Other Events - Registrant entered into a memorandum of understanding, and subsequently into a purchase and sale agreement with Texaco Exploration and Production Inc., under which Registrant will acquire Texaco's interest in over 300 oil and gas fields for approximately $600 million, subject to certain adjustments.

         December 6, 1994 - Item 5. Other Events - Registrant issued $172.5 million principal amount of 6 percent Convertible Subordinated Debentures due 2002, which are convertible into the Registrant's common stock at a conversion price of $30.68 per share.

         December 21, 1994 - Item 5. Other Events - Registrant entered into an agreement and plan of merger with DEKALB Energy Company pursuant to which (i) each outstanding share of DEKALB stock will be converted into the right to receive between .85 and .90 shares of the Registrant's common stock, and (ii) DEKALB will become a wholly-owned subsidiary of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APACHE CORPORATION




Date: March 6, 1995                     By: /s/ Raymond Plank
                                            Raymond Plank,
                                            Chairman and Chief Executive Officer



                               POWER OF ATTORNEY

     The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint Raymond Plank, G. Steven Farris, Z. S. Kobiashvili and Mark A. Jackson, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

SIGNATURE                                          TITLE                                          DATE
- ---------                                          -----                                          ----
/s/ Raymond Plank                                  Chairman and Chief Executive
Raymond Plank                                       Officer (Principal Executive
                                                     Officer)                                 March 6, 1995


/s/ Mark A. Jackson                                Vice President, Finance                    March 6, 1995
Mark A. Jackson


/s/ R. Kent Samuel                                 Controller and Chief
R. Kent Samuel                                      Accounting Officer                        March 6, 1995



* Apache Corporation does not have a Principal Financial Officer.

SIGNATURE                                          TITLE                                          DATE
- ---------                                          -----                                          ----
/s/ Frederick M. Bohen                             Director
Frederick M. Bohen                                                                            March 6, 1995


/s/ Virgil B. Day                                  Director
Virgil B. Day                                                                                 March 6, 1995


/s/ G. Steven Farris                               Director
G. Steven Farris                                                                              March 6, 1995


/s/ Randolph M. Ferlic                             Director
Randolph M. Ferlic                                                                            March 6, 1995


/s/ Eugene C. Fiedorek                             Director
Eugene C. Fiedorek                                                                            March 6, 1995


/s/ W. Brooks Fields                               Director
W. Brooks Fields                                                                              March 6, 1995


/s/ Robert V. Gisselbeck                           Director
Robert V. Gisselbeck                                                                          March 6, 1995


/s/ Stanley K. Hathaway                            Director
Stanley K. Hathaway                                                                           March 6, 1995


/s/ John A. Kocur                                  Director
John A. Kocur                                                                                 March 6, 1995


/s/ Jay A. Precourt                                Director
Jay A. Precourt                                                                               March 6, 1995


/s/ Joseph A. Rice                                 Director
Joseph A. Rice                                                                                March 6, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Apache Corporation:

    We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP





Houston, Texas
March 1, 1995

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

    The consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. Their audits included developing an overall understanding of the Company's accounting systems, procedures and internal controls and conducting tests and other auditing procedures sufficient to support their opinion on the fairness of the consolidated financial statements.

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

Raymond Plank
Chairman of the Board
and Chief Executive Officer

Mark A. Jackson
Vice President, Finance

R. Kent Samuel
Controller and Chief Accounting Officer

                      APACHE CORPORATION AND SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME

                                                                                           For the Year Ended December 31,
                                                                                           -------------------------------
                                                                                    1994                1993               1992
                                                                                    ----                ----               ----
                                                                                                   (In thousands)
REVENUES:
     Oil and gas production revenues  . . . . . . . . . . . . . . . . .           $  493,500         $  437,342          $  394,552
     Gathering, processing and marketing revenues . . . . . . . . . . .               44,287             25,862              28,594
     Equity in income of affiliates . . . . . . . . . . . . . . . . . .                  459                624               2,695
     Gain on sale of investment in affiliate  . . . . . . . . . . . . .                   --                 --              28,345
     Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . .                7,375              2,810                 114
                                                                                  ----------         ----------          ----------
                                                                                     545,621            466,638             454,300
                                                                                  ----------         ----------          ----------

OPERATING EXPENSES:
     Depreciation, depletion and amortization . . . . . . . . . . . . .              232,612            176,335             157,508
     International impairments  . . . . . . . . . . . . . . . . . . . .                7,300             23,200              12,000
     Operating costs  . . . . . . . . . . . . . . . . . . . . . . . . .              137,820            128,113             125,337
     Gathering, processing and marketing costs  . . . . . . . . . . . .               37,866             21,010              21,452
     Administrative, selling and other  . . . . . . . . . . . . . . . .               34,870             33,193              35,010
     Financing costs:
          Interest expense  . . . . . . . . . . . . . . . . . . . . . .               32,066             28,102              35,314
          Amortization of deferred loan costs . . . . . . . . . . . . .                3,922              3,896               3,888
          Capitalized interest  . . . . . . . . . . . . . . . . . . . .               (4,889)            (4,764)             (6,035)
          Interest income . . . . . . . . . . . . . . . . . . . . . . .                 (403)              (352)               (652)
                                                                                  ----------         ----------          ----------
                                                                                     481,164            408,733             383,822
                                                                                  ----------         ----------          ----------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .               64,457             57,905              70,478
     Provision for income taxes . . . . . . . . . . . . . . . . . . . .               21,620             20,571              22,702
                                                                                  ----------         ----------          ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   42,837         $   37,334          $   47,776
                                                                                  ==========         ==========          ==========

NET INCOME PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . . .           $      .70         $      .70          $     1.02
                                                                                  ==========         ==========          ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . . . . . .               61,317             53,534              46,904
                                                                                  ==========         ==========          ==========





     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                          For the Year Ended December 31,
                                                                                          -------------------------------
                                                                                    1994                1993               1992
                                                                                    ----                ----               ----
                                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    42,837        $    37,334         $    47,776
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, depletion and amortization  . . . . . . . . . .              232,612            176,335             157,508
          International impairments . . . . . . . . . . . . . . . . . .                7,300             23,200              12,000
          Amortization of deferred loan costs . . . . . . . . . . . . .                3,922              3,896               3,888
          Provision for deferred income taxes . . . . . . . . . . . . .               25,370             20,571              14,034
                                                                                 -----------        -----------         -----------
                                                                                     312,041            261,336             235,206
     Gain on sale of investment in affiliate  . . . . . . . . . . . . .                   --                 --             (28,345)
     Cash distributions in excess of (less than) earnings of affiliates                 (459)              (662)              2,650
     Gain on sale of stock held for investment  . . . . . . . . . . . .               (2,178)                --                  --
     Changes in operating assets and liabilities, net of effects of acquisitions:
          (Increase) decrease in receivables  . . . . . . . . . . . . .               (9,961)            (9,590)                356
          (Increase) decrease in advances to oil and
               gas ventures and other . . . . . . . . . . . . . . . . .               (2,281)               137              (3,598)
          Increase in deferred charges and other  . . . . . . . . . . .               (3,238)            (3,904)             (1,415)
          Increase (decrease) in payables . . . . . . . . . . . . . . .              (14,905)            (4,152)              2,187
          Increase (decrease) in accrued operating costs  . . . . . . .                  541             (8,177)             (8,660)
          Increase in advance from gas purchaser  . . . . . . . . . . .               67,376                 --                  --
          Decrease in deferred credits and
               noncurrent liabilities . . . . . . . . . . . . . . . . .              (11,338)            (9,915)             (3,983)
                                                                                 -----------        -----------         -----------
                     Net cash provided by operating activities  . . . .              335,598            225,073             194,398
                                                                                 -----------        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures . . . . . . . . . . . . .             (302,530)          (218,930)           (136,691)
     Acquisition of oil and gas properties  . . . . . . . . . . . . . .             (179,972)          (190,181)            (62,955)
     Noncash portion of net oil and gas property additions  . . . . . .                7,595              7,104               2,434
     Purchase of AERC stock, net of cash acquired . . . . . . . . . . .              (13,885)           (70,692)                 --
     Purchase of stock held for investment  . . . . . . . . . . . . . .               (5,051)                --                  --
     Proceeds from sale of oil and gas properties . . . . . . . . . . .                5,854              3,255              37,167
     Prepaid acquisition cost . . . . . . . . . . . . . . . . . . . . .              (25,377)                --                  --
     Proceeds from sale of stock held for investment  . . . . . . . . .                6,640                 --                  --
     Proceeds from sale of gas gathering system . . . . . . . . . . . .                   --             32,201                  --
     Proceeds from sale of investment in affiliate  . . . . . . . . . .                   --                 --              50,700
     Other capital expenditures, net  . . . . . . . . . . . . . . . . .              (11,306)           (30,471)             (7,495)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (1,716)             1,145              (1,173)
                                                                                 -----------        -----------         -----------
               Net cash used by investing activities  . . . . . . . . .             (519,748)          (466,569)           (118,013)
                                                                                 -----------        -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . .              224,279            275,424             266,378
     Payments on long-term debt . . . . . . . . . . . . . . . . . . . .              (28,719)          (162,000)           (306,565)
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .              (17,131)           (14,919)            (13,130)
     Proceeds from issuance of common stock . . . . . . . . . . . . . .                4,599            134,223                 630
     Payments to acquire treasury stock . . . . . . . . . . . . . . . .                   (4)               (25)                 (3)
     Costs of debt and equity transactions  . . . . . . . . . . . . . .                 (875)              (270)             (3,971)
                                                                                 -----------        -----------         -----------
               Net cash provided (used) by financing activities . . . .              182,149            232,433             (56,661)
                                                                                 -----------        -----------         -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .               (2,001)            (9,063)             19,724
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR  . . . . . . . . . . . . . . . . . . . . . . . .               17,064             26,127               6,403
                                                                                 -----------        -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . .          $    15,063        $    17,064         $    26,127
                                                                                 ===========        ===========         ===========





     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                   December 31,
                                                                          -------------------------------
                                                                            1994                   1993
                                                                          --------               --------
                                                                                  (In thousands)
                                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .    $     15,063          $     17,064
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .         101,801                91,840
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .           8,868                 7,152
     Advances to oil and gas ventures and other . . . . . . . . . . .           9,165                 6,884
                                                                         ------------          ------------
                                                                              134,897               122,940
                                                                         ------------          ------------

PROPERTY AND EQUIPMENT:
     Oil and gas, on the basis of full cost accounting:
          Proved properties . . . . . . . . . . . . . . . . . . . . .       2,953,121             2,516,801
          Unproved properties and properties under development,
               not being amortized  . . . . . . . . . . . . . . . . .         145,925               105,597
     Gas gathering, transmission and processing facilities  . . . . .          25,809                25,809
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,121                36,938
                                                                         ------------          ------------
                                                                            3,171,976             2,685,145
     Less: Accumulated depreciation, depletion and amortization . . .      (1,486,543)           (1,248,685)
                                                                         ------------          ------------
                                                                            1,685,433             1,436,460
                                                                         ------------          ------------
OTHER ASSETS:
     Deferred charges and other . . . . . . . . . . . . . . . . . . .          58,692                33,007
                                                                         ------------          ------------
                                                                         $  1,879,022           $ 1,592,407
                                                                         ============           ===========





     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                   December 31,
                                                                          -------------------------------
                                                                            1994                   1993
                                                                          --------               --------
                                                                                  (In thousands)
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt . . . . . . . . . . . . . .    $        100           $     9,017
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .          87,674               118,447
     Accrued operating expense  . . . . . . . . . . . . . . . . . . .          14,772                17,371
     Accrued income taxes . . . . . . . . . . . . . . . . . . . . . .              --                 6,048
     Accrued exploration and development  . . . . . . . . . . . . . .          22,678                15,083
     Accrued compensation and benefits  . . . . . . . . . . . . . . .          10,384                 9,170
     Other accrued expenses . . . . . . . . . . . . . . . . . . . . .          12,180                10,254
                                                                         ------------           -----------
                                                                              147,788               185,390
                                                                         ------------           -----------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . .         657,486               453,009
                                                                         ------------           -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         156,180               128,554
     Advance from gas purchaser . . . . . . . . . . . . . . . . . . .          67,376                    --
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,012                39,600
                                                                         ------------           -----------
                                                                              257,568               168,154
                                                                         ------------           -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
     Common stock, $1.25 par, 215,000,000 shares authorized,
          62,558,979 and 62,334,241 shares issued, respectively . . .          78,199                77,918
     Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .         543,583               540,155
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .         207,850               182,195
     Treasury stock, at cost, 1,118,975 and 1,248,827 shares,
          respectively  . . . . . . . . . . . . . . . . . . . . . . .         (13,452)              (14,414)
                                                                         ------------           -----------
                                                                              816,180               785,854
                                                                         ------------           -----------
                                                                         $  1,879,022           $ 1,592,407
                                                                         ============           ===========





     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                                       Total
                                                      Common      Paid-In   Retained    Treasury    Shareholders'
                                                       Stock      Capital   Earnings     Stock        Equity
                                                       -----      -------   --------     -----        -------
                                                                          (In thousands)
BALANCE, DECEMBER 31, 1991  . . . . . . . .         $  60,303  $ 268,966   $ 126,122    $ (15,450)   $ 439,941
     Net income . . . . . . . . . . . . . .                --         --      47,776           --       47,776
     Dividends ($.28 per common share)  . .                --         --     (13,135)          --      (13,135)
     Common shares issued . . . . . . . . .                77        382          --           --          459
     Treasury shares issued . . . . . . . .                --        (52)         --          223          171
     Treasury shares purchased  . . . . . .                --         --          --           (3)          (3)
                                                    ---------  ---------   ---------     ---------   ---------

BALANCE, DECEMBER 31, 1992  . . . . . . . .            60,380    269,296     160,763      (15,230)     475,209
     Net income . . . . . . . . . . . . . .                --         --      37,334           --       37,334
     Dividends ($.28 per common share)  . .                --         --     (15,902)          --      (15,902)
     Common shares issued . . . . . . . . .            17,538    270,859          --           --      288,397
     Treasury shares issued . . . . . . . .                --         --          --          841          841
     Treasury shares purchased  . . . . . .                --         --          --          (25)         (25)
                                                    ---------  ---------   ---------     ---------   ---------

BALANCE, DECEMBER 31, 1993  . . . . . . . .            77,918    540,155     182,195      (14,414)     785,854
     Net income . . . . . . . . . . . . . .                --         --      42,837           --       42,837
     Dividends ($.28 per common share)  . .                --         --     (17,182)          --      (17,182)
     Common shares issued . . . . . . . . .               281      3,428          --           --        3,709
     Treasury shares issued . . . . . . . .                --         --          --          966          966
     Treasury shares purchased  . . . . . .                --         --          --           (4)          (4)
                                                    ---------  ---------   ---------     ---------   ---------

BALANCE, DECEMBER 31, 1994  . . . . . . . .         $  78,199  $ 543,583   $ 207,850     $(13,452)   $ 816,180
                                                    =========  =========   =========     =========   =========




     The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Apache Corporation (Apache or the Company) and its subsidiaries after elimination of intercompany balances and transactions. The Company's interests in oil and gas ventures and partnerships are proportionately consolidated. Investments in incorporated affiliates in which Apache owns between a 20-percent and 50-percent interest are accounted for using the equity method.

INVENTORIES

    Inventories consist principally of tubular goods and production equipment stated at the lower of weighted average cost or market.

PROPERTY AND EQUIPMENT

    The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Apache capitalized $30.9 million, $25.4 million and $24 million of internal costs in 1994, 1993 and 1992, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Internal costs attributable to the management of the Company's producing properties, before recoveries from industry partners, totaled $12.2 million, $10.2 million and $10 million in 1994, 1993 and 1992, respectively, and are included in operating costs on the Company's Statement of Consolidated Income. Interest costs related to development projects in progress for an extended period are also capitalized to oil and gas properties. Unless significant reserves are involved, proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs and gains or losses are not recognized.

    Apache computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the future gross revenue method. The quarterly provision is calculated on a country-by-country basis by multiplying the quarter's oil and gas revenues by an overall rate which is determined by dividing the unamortized cost of proved oil and gas properties by the total estimated future oil and gas revenues from proved reserves. The amortizable base includes estimated future development cost and dismantlement, restoration and abandonment costs, net of estimated salvage values. These future costs are generally estimated by engineers employed by Apache.

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

    Buildings, equipment, gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to 20 years. Accumulated depreciation for these assets totaled $23.7 million and $17.2 million at December 31, 1994 and 1993, respectively.

ACCOUNTS PAYABLE

    Included in accounts payable at December 31, 1994 and 1993, are liabilities of approximately $30.3 million and $38.6 million, respectively, representing the amount by which checks issued but not presented to the Company's banks for collection exceeded balances in applicable bank accounts.

REVENUE RECOGNITION

    Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are generally reflected as adjustments to reported gas reserves and future cash flows. Adjustments for gas imbalances totaled less than one percent of Apache's proved gas reserves at December 31, 1994. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup their entitled share through production.

HEDGING ACTIVITIES

    The Company periodically enters into commodity derivative contracts in order to either fix or support oil and gas prices at targeted levels and to minimize the impact of price fluctuations. Apache uses swaps, puts or fixed-price contracts to hedge its commodity prices. Gains or losses on these hedging activities are recognized in oil and gas production revenues when the hedged production occurs. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves in the supplemental oil and gas disclosures, with such estimates based on prices in effect as of the date of the reserve report.

    The Company also purchases interest rate caps and enters into interest rate swap transactions in its management of interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. Gains or losses on these activities are recognized in interest expense in the period hedged by the agreements.

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

INCOME PER COMMON SHARE

    Income per common share amounts are based on the weighted average number of common shares outstanding. The effects of common equivalent shares, which would include shares from the assumed conversion of the 3.93-percent notes, were immaterial or were not dilutive for each of the periods presented. Furthermore, fully diluted income per share, assuming conversion of certain of the convertible debentures, was not significantly different than primary income per share for all periods presented.

STATEMENT OF CONSOLIDATED CASH FLOWS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ACQUISITIONS AND DIVESTITURES

Completed Transactions

    In December 1994, Apache purchased substantially all of the U.S. oil and gas properties of Crystal Oil Company (Crystal) for approximately $95.8 million. The producing oil and gas properties acquired from Crystal are located primarily along the Arkansas-Louisiana border and southern Louisiana. The acquisition also included approximately 32,000 net undeveloped mineral acres in southern Louisiana.

    In 1993, Apache purchased the stock of Hadson Energy Resources Corporation, (now known as Apache Energy Resources Corporation, AERC) for approximately
$98 million through a series of privately negotiated transactions and a merger offer approved by a majority of AERC stockholders. In July 1993, Apache completed the purchase of 4.2 million shares of AERC's outstanding common stock, or approximately 68 percent of the AERC common stock then outstanding, for $59.2 million. The Company agreed to pay an additional $1.00 per share ($4.2 million) to the selling stockholders if the Company increased its ownership in AERC to 80 percent or more. Pursuant to the merger agreement approved by AERC stockholders on November 12, 1993, AERC stockholders other than Apache could elect to receive, for each share of AERC common stock, either $15 in cash or .574 share of Apache common stock. Apache issued 307,977 shares of Apache common stock valued at $7.9 million and paid a total of $76.1 million to former stockholders of AERC as consideration for the merger. At December 31, 1993, Apache reflected a liability of $13.9 million accrued for AERC shares which had not yet been surrendered to Apache. During 1994, Apache completed the purchase of the remaining AERC shares.

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

    The following unaudited pro forma summary of the Company's consolidated results of operations in 1993 was prepared as if the Hall-Houston and AERC acquisitions occurred as of January 1, 1993. The pro forma data for 1992 assumes that the Hall-Houston and AERC acquisitions and the NGC sale occurred as of or prior to January 1, 1992. The pro forma data is based on numerous assumptions and is not necessarily indicative of future operations.

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                              For the Year Ended
                                                                                 December 31,
                                                                          ---------------------------
            (Unaudited)                                                     1993               1992
            -----------                                                   --------           --------
                                                                          (In thousands, except per
                                                                                 share data)
         Oil and gas production revenues  . . . . . . . . . . . .       $   481,754      $   472,914
         Total revenues . . . . . . . . . . . . . . . . . . . . .           515,071          507,502
         Net income . . . . . . . . . . . . . . . . . . . . . . .            36,970           27,016
         Income per share . . . . . . . . . . . . . . . . . . . .       $       .69      $       .57
         Weighted average shares outstanding  . . . . . . . . . .            53,812           47,212

1995 Acquisition

    On March 1, 1995, Apache purchased certain oil and gas properties from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $571 million, effective January 1, 1995. The transaction is subject to customary closing and post-closing adjustments. Apache delivered a $25 million deposit, representing a portion of the purchase price, upon execution of the purchase and sale agreement with Texaco in December 1994, and delivered the balance in cash at closing. Funds for the Texaco transaction were obtained from several sources, including increased borrowing capacity under the Company's bank credit facility and proceeds of Apache's $172.5 million 6-percent Convertible Subordinated Debentures due 2002, which were issued on January 4, 1995. (See Note 3.)

Planned Transactions

    On December 21, 1994, Apache entered into a merger agreement with DEKALB Energy Company (DEKALB), under which shareholders of DEKALB will receive, in the aggregate, between eight and 8.9 million shares of Apache common stock and DEKALB will become a wholly-owned subsidiary of Apache. The transaction will be accounted for using the pooling of interests method and is expected to be completed in April 1995. Apache and DEKALB estimate that the cost required to complete the transaction will total between $8 and $10 million.

    On February 15, 1995, Apache announced plans to sell non-core oil and gas properties in the Company's Rocky Mountain region and close its Denver, Colorado office. The Company anticipates that divestiture of selected Rocky Mountain properties, together with the disposition of non-strategic assets in its other operating regions, will result in total proceeds of approximately $200 million.


2.  INVESTMENTS IN EQUITY SECURITIES


    Apache has certain investments in equity securities which are classified as available for sale pursuant to SFAS No. 115. At December 31, 1994, the aggregate cost basis totaled $7.2 million and the related aggregate fair value approximated cost.

    During 1994, the Company realized gross gains totaling $2.2 million from the sale of available-for-sale securities. Apache utilizes the average cost method in computing realized gains or losses, which are included in other revenues on the accompanying Statement of Consolidated Income.

                      APACHE CORPORATION AND SUBSIDIARIES

    At December 31, 1993, Apache owned approximately 20 percent of the outstanding shares of Key Production Company, Inc. (Key). In the fourth quarter of 1994, Apache reduced its ownership interest in Key to approximately 10 percent and discontinued reporting equity earnings from the former affiliate. Equity earnings attributable to Key, and an equity investment in NGC during part of 1992 (See Note 1), is presented below:

                                                                                        For the Year Ended December 31,
                                                                                     ----------------------------------
                                                                                      1994         1993           1992
                                                                                     -------     --------       -------
                                                                                              (In thousands)
Income from affiliates:
    Key Production Company  . . . . . . . . . . . . . . . . . . . . . . .            $  459      $   624        $    4
    Natural Gas Clearinghouse   . . . . . . . . . . . . . . . . . . . . .                --           --         2,691
                                                                                     ------      -------       -------
                                                                                     $  459      $   624        $2,695
                                                                                     ======      =======        ======


3.  DEBT
LONG-TERM DEBT

                                                                                                     December 31,
                                                                                    -----------------------------------------
                                                                                      1994                            1993
                                                                                    ---------                      ----------
                                                                                                 (In thousands)
Senior debt:
Apache revolving bank facility  . . . . . . . . . . . . . . . . . . . . . .        $  454,000                     $  240,000
9.25-percent notes due 2002, net of discount  . . . . . . . . . . . . . . .            99,713                         99,688
3.93-percent convertible notes due 1997 . . . . . . . . . . . . . . . . . .            75,000                         75,000
                                                                                   ----------                     ----------
                                                                                      628,713                        414,688
                                                                                   ----------                     ----------

Other obligations:
AEL acceptance facility . . . . . . . . . . . . . . . . . . . . . . . . . .            25,800                         22,000
AERC bank facility  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                         19,550
Share of offshore partnership financing . . . . . . . . . . . . . . . . . .             2,973                          4,636
Other notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .               100                          1,152
                                                                                   ----------                     ----------
                                                                                       28,873                         47,338
                                                                                   ----------                     ----------
Total debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           657,586                        462,026
Less: Current maturities  . . . . . . . . . . . . . . . . . . . . . . . . .              (100)                        (9,017)
                                                                                   ----------                     ----------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  657,486                     $  453,009
                                                                                   ==========                     ==========


    At December 31, 1994, Apache had a $700 million revolving bank facility funded by a group of banks. The maximum amount available was subject to periodic redetermination of a borrowing base, determined solely at the discretion of the banks, predicated upon the Company's oil and gas reserve values and forecast rate of production. As of December 31, 1994, the borrowing base was $560 million and the principal amount outstanding was $454 million. The bank facility was scheduled to mature on April 30, 1998, and the agreement provided for perpetual one-year extensions as requested year-by-year by the Company and subject to the approval of the banks. Interest on amounts borrowed was charged at the First National Bank of Chicago's base rate or at London Interbank Offered Rates (LIBOR) plus a margin determined by the Company's public senior debt rating and its ratio of debt to total capital. At December 31, 1994, the margin was .375 percent. Facility and commitment fees were also determined similar to borrowing fees. The Company paid a facility fee of .25 percent on the available portion of the commitment and .125 percent of the unavailable portion of the commitment.

                      APACHE CORPORATION AND SUBSIDIARIES

    On March 1, 1995, the Company's revolving bank facility agreement was amended and restated, increasing the facility to $1 billion. The Company's borrowing base, including the value of the Texaco properties, was initially set at $765 million. The facility expires on March 1, 2000, and may be extended in one-year increments with the lender's consent. In addition to the borrowing base predicated on the Company's oil and gas reserve value, the bank facility provides a non-conforming borrowing base as defined in the agreement. The initial non-conforming borrowing base of $135 million is available until May 10, 1996, and at reduced amounts through November 4, 1996. Financial covenants of the amended agreement are similar to those existing at December 31, 1994, and are described below. Based on the Company's ratio of debt to total capital at March 1, 1995, the interest rate margin over LIBOR increased from .375 percent to 1.125 percent. At the March 1, 1995 debt level, the Company will pay a facility fee of .375 percent of the available portion of the commitment and .1875 percent of the unavailable portion of the commitment.

    The 9.25-percent notes totaling $100 million were issued in May 1992 and will mature in June 2002. The notes are not redeemable prior to maturity.

    In December 1992, Apache issued the 3.93-percent convertible notes.
These notes mature in November 1997, and are not redeemable prior to maturity. They are convertible into Apache common stock at $27 per share, subject to adjustment under certain circumstances.

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

    Financial covenants of the bank facility and the 3.93-percent notes require the Company to maintain a minimum consolidated tangible net worth ($576 million as of December 31, 1994 and $650 million as amended on March 1, 1995), which will be adjusted quarterly for subsequent earnings and equity transactions, and to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated interest expense of not less than 3.7:1 for the banks and 3.5:1 for the lenders under the 3.93-percent notes. The Company was in compliance with all financial covenants at December 31, 1994.

    In conjunction with the AERC acquisition, Apache assumed two bank credit agreements outstanding at the time it acquired a majority interest in AERC. During 1994, Apache terminated a bank credit facility held in the name of AERC and amended and restated the debt agreement of AERC's wholly-owned subsidiary, Apache Energy Limited (AEL, formerly known as Hadson Energy Limited). The AEL Acceptance Facility is a separate credit facility provided by Bank of Montreal which provided funding for the construction of an offshore gas gathering project. The borrowing base is $30 million, of which $25.8 million was outstanding at December 31, 1994. The AEL credit facility is not guaranteed by Apache.

    An $18 million banking facility made by Apache on behalf of Apache Offshore Investment Partnership had $11.1 million outstanding at December 31, 1994, of which Apache's share was $3 million. Availability under this facility is reduced quarterly by $1.5 million beginning in October 1995.

    On January 4, 1995, Apache completed the issue of $172.5 million of 6-percent Convertible Subordinated Debentures due 2002 (6-percent debentures). The debentures are convertible at the option of the holder into Apache common stock at a conversion price of $30.68 per share.

    As of December 31, 1994 and 1993, the Company had approximately $12 million and $14 million, respectively, of unamortized costs associated with its various debt obligations. These costs are reflected as deferred charges and other in the accompanying Consolidated Balance Sheet and are being amortized over the life of the related debt.

    See Note 8 for disclosure concerning the fair value of debt instruments.

                      APACHE CORPORATION AND SUBSIDIARIES

AGGREGATE MATURITIES OF DEBT (in thousands)
                                                                                Proforma at
                                                               December 31,      March 1,
                                                                  1994             1995*
                                                               ------------     ----------
         1995 . . . . . . . . . . . . . . . . . . . . . . . .    $    100       $      100
         1996 . . . . . . . . . . . . . . . . . . . . . . . .         160           75,160
         1997 . . . . . . . . . . . . . . . . . . . . . . . .      76,607           76,607
         1998 . . . . . . . . . . . . . . . . . . . . . . . .     455,205            1,205
         1999 . . . . . . . . . . . . . . . . . . . . . . . .      25,800           25,800
         Thereafter . . . . . . . . . . . . . . . . . . . . .      99,714        1,037,214
                                                                 --------       ----------
                                                                 $657,586       $1,216,086
                                                                 ========       ==========

    *Pro forma data reflects the issuance of $172.5 million of 6 percent debentures as described above and $840 million outstanding under the revolving bank facility on March 1, 1995.

4.  INCOME TAXES

    As discussed in the Summary of Significant Accounting Policies, effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of adopting this statement was not material to the accompanying financial statements.

    The total provision for income taxes consists of the following:

                                                                 For the Year Ended December 31,
                                                            ----------------------------------------
                                                               1994           1993          1992
                                                            ----------    -----------    -----------
                                                                         (In thousands)
         Current taxes:
             Federal. . . . . . . . . . . . . . . . . . .    $  (3,750)    $       --    $     8,949
             State. . . . . . . . . . . . . . . . . . . .           --             --            856
             Foreign. . . . . . . . . . . . . . . . . . .           --             --            110
         Deferred taxes . . . . . . . . . . . . . . . . .       25,370         20,571         14,034
                                                            ----------    -----------    -----------
                                                            $   21,620    $    20,571    $    23,949
                                                            ==========    ===========    ===========

    The 1993 provision for income taxes includes a $3.5 million charge for the change in federal statutory rates from 34 percent to 35 percent enacted under the Omnibus Budget Reconciliation Act of 1993 (OBRA).

    The 1992 provision for income taxes includes approximately $1.2 million for Apache's tax provision related to its share of NGC's partnership income. This provision was reflected as a reduction of equity in income of affiliates in the Statement of Consolidated Income.

    A reconciliation of the federal statutory income tax rates to the effective rate is as follows:

                                                                               For the Year Ended December 31,
                                                                             -----------------------------------
                                                                               1994          1993        1992
                                                                             --------     ---------    ---------
         Statutory income tax rate  . . . . . . . . . . . . . . . . . . .      35.0%         35.0%        34.0%
         State income tax, less federal benefit . . . . . . . . . . . . .       1.9           1.9          2.0
         Reversal of prior period timing differences at rates in
            excess of current statutory rates . . . . . . . . . . . . . .        --           --          (1.8)
         Utilization of federal income tax credits  . . . . . . . . . . .      (2.4)         (3.7)          --
         Increase in corporate income tax rate provided for in OBRA . . .        --           6.0           --
         All other, net . . . . . . . . . . . . . . . . . . . . . . . . .      (1.0)         (3.3)         (.8)
                                                                              -----         -----        -----
                                                                               33.5%         35.9%        33.4%
                                                                              =====         =====        =====

    Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the provisions of enacted tax laws.

                      APACHE CORPORATION AND SUBSIDIARIES

  The net deferred tax liability as of December 31, 1994, is comprised of the following:

                                                                                     December 31,
                                                                             --------------------------
                                                                                1994             1993
                                                                             ----------       ---------
                                                                                  (In thousands)
         Deferred tax assets:
                 Accrued expenses . . . . . . . . . . . . . . . . . . .      $  (2,984)       $ (8,696)
                 Deferred income  . . . . . . . . . . . . . . . . . . .        (30,343)         (3,287)
                 Deferred compensation  . . . . . . . . . . . . . . . .         (1,927)         (2,380)
                 Net operating loss carryforwards . . . . . . . . . . .        (22,443)        (18,392)
                 Alternative minimum tax credits  . . . . . . . . . . .        (20,792)        (20,734)
                 Other  . . . . . . . . . . . . . . . . . . . . . . . .         (7,706)         (4,238)
                                                                             ----------       ---------
                      Total deferred tax assets . . . . . . . . . . . .        (86,195)        (57,727)
                                                                             ----------       ---------

         Deferred tax liabilities:
                 Depreciation, depletion and amortization . . . . . . .         234,441         181,981
                 Other  . . . . . . . . . . . . . . . . . . . . . . . .           7,934           4,300
                                                                             ----------       ---------
                      Total deferred tax liabilities  . . . . . . . . .         242,375         186,281
                                                                             ----------       ---------
         Deferred income tax (asset) liability  . . . . . . . . . . . .      $  156,180       $ 128,554
                                                                             ==========       =========

    No valuation allowance has been recorded against deferred tax assets at December 31, 1994.

    U.S. deferred taxes have not been provided on foreign earnings totaling $25 million which are permanently reinvested abroad. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

    At December 31, 1994, the Company has U.S. federal net operating loss carryforwards of $27 million and statutory depletion carryforwards of $6.6 million available to reduce future U.S. federal taxable income. The net operating loss carryforwards will expire unless otherwise utilized, beginning in 1995. The statutory depletion may be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $20.8 million. AMT credits can be carried forward indefinitely and may only be used to reduce regular tax liabilities in excess of AMT liabilities. The Company also has foreign net operating loss carryforwards of $22.2 million and foreign capital loss carryforwards of $8.4 million which may be carried forward indefinitely and may be utilized to reduce future foreign taxable income.


5.  ADVANCE FROM GAS PURCHASER

    In December 1994, Apache received $67.4 million from a purchaser as an advance payment for future natural gas deliveries of 20,000 MMBtu per day over a six-year period commencing January 1995. As a condition of the arrangement with the purchaser, Apache entered into a gas price swap contract with a third party under which Apache became a fixed price payor at identical volumes and at prices starting at $1.81 per MMBtu and escalating at $.10 per MMBtu per year through the year 2000. In addition, the purchaser will pay to Apache a monthly fee of $.05 per MMBtu on the contracted volumes. The net result of these related transactions is that gas delivered to the purchaser will be reported as revenue at prevailing spot prices in the future with Apache realizing a small premium associated with the monthly fee to be paid by the purchaser.

    The payment has been classified as an advance on the December 31, 1994 balance sheet and will be reduced as gas is delivered to the purchaser under the terms of the contract. Gas volumes delivered to the purchaser will be reported as revenues at prices used to calculate the amount advanced, before inputed interest, minus or plus amounts paid or received by Apache applicable to the price swap agreement. Interest expense will be recorded based on a 9 1/2-percent rate.

                      APACHE CORPORATION AND SUBSIDIARIES

6.  CAPITAL STOCK

COMMON STOCK OUTSTANDING

                                                                     1994             1993            1992
                                                                  ----------       ----------      ----------
      Balance, beginning of year  . . . . . . . . . . . . .       61,085,414       46,936,240      46,854,794
      Treasury shares issued (acquired), net  . . . . . . .          129,852          119,087          19,791
      Shares issued:
           Public offering  . . . . . . . . . . . . . . . .               --        5,795,000              --
           Acquisition of AERC  . . . . . . . . . . . . . .            2,974          305,003              --
           Conversion of 7 1/2-percent debentures . . . . .               --        7,816,453              --
           Dividend reinvestment plan . . . . . . . . . . .           13,789               --              --
           Stock options  . . . . . . . . . . . . . . . . .          207,975          113,631          61,655
                                                                  ----------       ----------      ----------
      Balance, end of year  . . . . . . . . . . . . . . . .       61,440,004       61,085,414      46,936,240
                                                                  ==========       ==========      ==========

    Public Offering -- In March 1993, Apache completed the public offering of approximately 5.8 million shares of Apache common stock for net proceeds of $131.8 million.

    Stock Option Plans -- At December 31, 1994, common shares totaling 1,766,925 were reserved for issuance under stock option plans for officers and key employees. The outstanding options expire at various dates through 2004 and are exercisable at prices ranging from $8.625 to $26.875 with an aggregate exercise price of $21 million. The following table summarizes the changes in stock options for the year and the number of common shares available for grant at year end:

                                                                     1994             1993            1992
                                                                  ----------       ----------      ----------

      Outstanding, beginning of year  . . . . . . . . . . .          909,875          846,550         666,650
      Exercised ($7.313 to $26.625)   . . . . . . . . . . .         (207,975)        (115,200)        (94,050)
      Granted ($13.875 to $26.875)  . . . . . . . . . . . .          376,200          264,600         326,700
      Canceled or expired ($8.625 to $26.875)   . . . . . .         (125,800)         (86,075)        (52,750)
                                                                  ----------       ----------      ----------
      Outstanding, end of year  . . . . . . . . . . . . . .          952,300          909,875         846,550
                                                                  ==========       ==========      ==========
      Available for grant, end of year  . . . . . . . . . .          814,625        1,121,775       1,300,300
                                                                  ==========       ==========      ==========

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

    Preferred Stock -- The Company has five million shares of no par preferred stock authorized, of which none are outstanding.

                      APACHE CORPORATION AND SUBSIDIARIES

7.  NON-CASH INVESTING AND FINANCING ACTIVITIES

    A summary of non-cash investing and financing activities is presented below.

    In 1993, Apache purchased Hadson Energy Resources Corporation (now AERC) for approximately $98 million in cash and Apache common stock. The accompanying financial statements included the following attributable to the acquisition:

                                                                                       (In thousands)
      Value of properties acquired, including gathering facilities  . . . . . . . . . .    $ 159,996
      Common stock issued (305,003 shares)  . . . . . . . . . . . . . . . . . . . . . .       (7,777)
      Liability for AERC shares not surrendered as of December 31, 1993   . . . . . . .      (13,906)
      Cash paid, net of cash acquired   . . . . . . . . . . . . . . . . . . . . . . . .      (70,692)
                                                                                           ---------
      Net AERC liabilities added through consolidation  . . . . . . . . . . . . . . . .    $  67,621
                                                                                           =========

    During the first quarter of 1994, the Company issued 2,974 shares of Apache common stock and paid $13.9 million for AERC shares which had not been surrendered by the end of 1993.

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

                                                                                        (In thousands)
      Long-term debt converted into common stock  . . . . . . . . . . . . . . . . . .       $149,900
      Unamortized debt issue costs charged to equity  . . . . . . . . . . . . . . . .         (2,686)
                                                                                            --------
      Increase to shareholders' equity (common stock issued, 7.8 million shares)  . .       $147,214
                                                                                            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                     For the Year Ended December 31,
                                                                   ----------------------------------
                                                                     1994         1993          1992
                                                                   -------       -------      -------
                                                                            (In thousands)
Cash paid (received) during the year for:
      Interest, net of amounts capitalized  . . . . . . . . . .    $26,291       $30,379      $27,373
      Income taxes, net of refunds  . . . . . . . . . . . . . .      6,260          (780)      19,642


                      APACHE CORPORATION AND SUBSIDIARIES

8.  FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993.

                                                             1994                          1993
                                                       --------------------         ---------------------
                                                      Carrying                     Carrying
                                                       Amount    Fair Value         Amount     Fair Value
                                                       ------    ----------         ------     ----------
                                                                         (In thousands)
    Cash and cash equivalents   . . . . . . . . .    $  15,063    $ 15,063         $ 17,064     $ 17,064
    Investment securities   . . . . . . . . . . .        7,242       7,422               --           --
    Long-term debt:
         Bank debt  . . . . . . . . . . . . . . .     (479,800)   (479,800)        (281,550)    (281,550)
         9.25-percent notes due 2002  . . . . . .      (99,714)   (100,213)         (99,688)    (100,311)
         3.93-percent convertible notes due 1997       (75,000)    (79,928)         (75,000)     (87,323)
    Unrecognized financial instruments:
         Interest rate swap . . . . . . . . . . .           --        (181)              --           --
         Commodity price swaps  . . . . . . . . .           --      (3,090)              --           --

    The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the above table. The carrying values of trade receivables and trade payables included in the accompanying Consolidated Balance Sheet approximated market value at December 31, 1994 and 1993.

    Cash and Cash Equivalents -- The carrying amounts approximated fair value due to the short maturity of these instruments.

    Investment Securities -- The fair value of investments are based on quoted market prices.

    Debt -- The fair value of the 9.25-percent notes was based on the quoted market price for that issue, while the fair value of the 3.93-percent notes was estimated based on quotes obtained from private investment firms. The difference between the carrying amount and the fair value of the Company's other debt obligations was not significant.

    Interest Rate Instruments -- The Company periodically enters into various financial instruments to manage its interest rate exposure. At December 31, 1994, the Company had one outstanding interest rate swap agreement with a notional principal amount totaling $14 million. The notional amount reduces by $2 million quarterly through July 1996, with interest fixed at 8.15 percent.

    The fair value of the open interest rate swap was the estimated amount that the Company would pay to terminate the swap agreement, taking into account current interest rates and the credit worthiness of the swap counterparties.

                      APACHE CORPORATION AND SUBSIDIARIES

    Commodity Price Hedges -- The Company enters into certain commodity derivative contracts to reduce the risk caused by fluctuations in the prices of oil and natural gas. During the last three years, Apache has used swaps, puts and fixed-price contracts to hedge its commodity prices. Apache's hedging activities are primarily conducted with major investment and commercial banks which the Company believes are minimal credit risks. The agreements call for Apache to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract.

    At December 31, 1994, Apache had two open price swap contracts as discussed below. Also at December 31, 1994, Apache's Consolidated Balance Sheet included deferred credits totaling $.9 million for gains realized on the early termination of commodity price hedges. The hedging gains will be amortized to oil and gas production revenues over periods ranging from one to 38 months.

    Apache entered into a swap agreement under which the Company will receive a fixed price of $2.1825 per MMBtu and pay the floating price on 10,000 MMBtu per day over a five-year period starting in January 1995. Based on the estimated amount Apache would receive to terminate the swap agreement, the fair value of this asset at December 31, 1994 was $3.3 million.

    Apache also entered into a swap agreement, as discussed in Note 5, to become a fixed price payor on 20,000 MMBtu per day over a six-year period starting January 1995. The estimated amount Apache would have to pay to terminate this contract at December 31, 1994 was $6.4 million.

    In connection with the purchase of MW Petroleum Corporation in mid-1991, the Company and Amoco Production Company (Amoco) entered into a hedging agreement. Under the terms of this agreement, Apache would receive support payments in the event oil prices fell below specified reference prices for any year during the two-year period ended June 30, 1993, and Amoco will receive payments in the event oil prices rose above specified reference prices for any year during the eight-year period ending June 30, 1999, or in the event gas prices exceeded specified reference prices for any year during the five-year period ending June 30, 1996. In the event price sharing payments are due to Amoco, the volumes listed below would be doubled until Amoco recovers its net payments to Apache ($5.8 million through the contract year ended June 30, 1994) plus interest.

    The notional volumes and the reference prices specified in the Amoco price support agreement are summarized below:

                                                      Oil                      Gas
                                               ------------------          -------------
                 Year Ended June 30:           MMbbl        Price          Bcf     Price
                 -------------------           ------       -----          ---     -----
                 1995 . . . . . . . . . . .       2.8    $   26.25         12.3    $ 2.45
                 1996 . . . . . . . . . . .       2.4        27.80         10.5      2.68
                 1997 . . . . . . . . . . .       2.0        29.48           --        --
                 1998 . . . . . . . . . . .       1.7        31.25           --        --
                 1999 . . . . . . . . . . .       1.4        33.12           --        --

    Based on the Company's projection of oil and gas prices for the years noted above, Apache will not be liable to Amoco for future price sharing payments.

                      APACHE CORPORATION AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

    Investment in Program Operations -- Prior to 1989, the Company organized numerous oil and gas limited partnerships. At December 31, 1994, Apache was contingently liable for $8.1 million of bank financing arranged by the Company on behalf of the Apache Offshore Investment Partnership (See Note 3).

    As compensation for its services as general partner and operator, the Company shares in oil and gas revenues, receives a management fee in accordance with formulas described in each limited partnership agreement, and is reimbursed for administrative, exploration and production expenses incurred on behalf of the partnerships. These reimbursements ($.5 million, $.6 million and $4.8 million in the years 1994, 1993 and 1992, respectively) have been netted against operating expenses in the accompanying financial statements.

    Litigation -- The Company is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

    Environmental -- Apache, as an owner and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate ground water. Apache maintains insurance coverage which it believes are customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1994, which would have a material impact on its financial position or results of operations.

    International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, The Congo, Egypt, China, Indonesia and the Ivory Coast.
In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $50 million through 1997.


    Retirement and Deferred Compensation Plans -- The Company provides a retirement/401(k) savings plan and a non-qualified retirement/savings plan for employees. These plans allow participating employees to elect to contribute up to 10 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes a percentage of each participating employee's compensation, as defined, to the plan. Vesting in the Company's contributions occurs at the rate of 20 percent per year. Total expenses under these plans were $5.2 million, $5 million and $4.2 million for 1994, 1993 and 1992, respectively.

                        APACHE CORPORATION SUBSIDIARIES

    Lease Commitments -- The Company has leases for office space with varying expiration dates through 2007. Net rental expense was $4.1 million, $4.6 million and $5.7 million for 1994, 1993 and 1992, respectively.

    As of December 31, 1994, minimum rental commitments under long-term operating leases are as follows:


                                                                                                     Net
                                                                                                   Minimum
                                                                   Rental        Sublease           Rental
                                                                Commitments       Rentals         Commitments
                                                                ----------        -------         -----------
                                                                               (In thousands)
      1995  . . . . . . . . . . . . . . . . . . . . . . . .      $   6,744       $ (1,355)        $   5,389
      1996  . . . . . . . . . . . . . . . . . . . . . . . .          6,858         (1,396)            5,462
      1997  . . . . . . . . . . . . . . . . . . . . . . . .          5,171           (582)            4,589
      1998  . . . . . . . . . . . . . . . . . . . . . . . .          4,986             --             4,986
      1999  . . . . . . . . . . . . . . . . . . . . . . . .          5,433             --             5,433
      Thereafter  . . . . . . . . . . . . . . . . . . . . .         37,150             --            37,150
                                                                 ---------       --------         ---------
                                                                 $  66,342       $ (3,333)        $  63,009
                                                                 =========       ========         =========


10.  CUSTOMER INFORMATION

    Major Purchasers -- NGC has been the principal purchaser of Apache's spot market gas production since April 1990. Sales to NGC accounted for 40 percent, 36 percent and 27 percent of the Company's oil and gas revenues in 1994, 1993 and 1992, respectively. Sales to Amoco represented 11 percent and 27 percent of the Company's 1993 and 1992 oil and gas revenues, respectively, and were less than 10 percent for 1994.

    Concentration of Credit Risk -- The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales. The Company believes that if the NGC contract was terminated, it would not have a material adverse effect on the Company due to the existence of alternative marketing arrangements and purchasers.

    The proved gas reserves in the Carnarvon Basin of Western Australia acquired in the AERC acquisition are dedicated for sale to the Gas Corporation of Western Australia, a corporation owned by the government of Western Australia, doing business as AlintaGas (formerly SECWA), pursuant to a long-term, take-or-pay contract. If the AlintaGas contract were terminated, the Company might not be able to find other markets for the gas produced from these fields. Although the Company considers such an occurrence highly unlikely, the loss of the AlintaGas contract might force the Company to write-down the carrying value of these fields.

                      APACHE CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTAL OIL AND GAS DISCLOSURES
                                  (UNAUDITED)

    Oil and Gas Operations -- The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities. Apache has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

                                                                      For the Year Ended December 31,
                                                                   ----------------------------------
                                                                    1994            1993        1992
                                                                    ----            ----        ----
                                                                               (In thousands)
UNITED STATES
Oil and gas revenues  . . . . . . . . . . . . . . . . . .      $ 467,161      $ 421,845      $ 386,533
                                                               ---------      ---------      ---------
Operating costs:
    Depreciation, depletion and amortization  . . . . . .        212,329        163,285        149,909
    Lease operating   . . . . . . . . . . . . . . . . . .        107,361        102,830         99,934
    Production taxes  . . . . . . . . . . . . . . . . . .         22,280         21,218         23,803
    Income tax  . . . . . . . . . . . . . . . . . . . . .         44,821         50,035         39,045
                                                               ---------      ---------      ---------
                                                                 386,791        337,368        312,691
                                                               ---------      ---------      ---------
Results of operations . . . . . . . . . . . . . . . . . .      $  80,370      $  84,477      $  73,842
                                                               =========      =========      =========
Amortization rate . . . . . . . . . . . . . . . . . . . .           45.5%         38.7%          38.8%
                                                               =========      =========      =========

INTERNATIONAL
Oil and gas revenues  . . . . . . . . . . . . . . . . . .      $  26,339      $  15,497      $   8,019
                                                               ---------      ---------      ---------
Operating costs:
    Depreciation, depletion and amortization  . . . . . .         11,754          7,214          3,883
    Impairments   . . . . . . . . . . . . . . . . . . . .          7,300         23,200         12,000
    Lease operating   . . . . . . . . . . . . . . . . . .          6,257          3,456          1,600
    Production taxes  . . . . . . . . . . . . . . . . . .          1,922            609             --
    Income tax (benefit)  . . . . . . . . . . . . . . . .           (295)        (6,264)        (3,181)
                                                               ---------      ---------      ---------
                                                                  26,938         28,215         14,302
                                                               ---------      ---------      ---------
Results of operations . . . . . . . . . . . . . . . . . .      $    (599)     $ (12,718)     $  (6,283)
                                                               =========      =========      =========
Amortization rate-recurring . . . . . . . . . . . . . . .           44.6%         46.6%          48.7%
                                                               =========      =========      ==========

TOTAL
Oil and gas revenues  . . . . . . . . . . . . . . . . . .      $ 493,500      $ 437,342      $ 394,552
                                                               ---------      ---------      ---------
Operating costs:
    Depreciation, depletion and amortization  . . . . . .        224,083        170,499        153,792
    Impairments   . . . . . . . . . . . . . . . . . . . .          7,300         23,200         12,000
    Lease operating   . . . . . . . . . . . . . . . . . .        113,618        106,286        101,534
    Production taxes  . . . . . . . . . . . . . . . . . .         24,202         21,827         23,803
    Income tax  . . . . . . . . . . . . . . . . . . . . .         44,526         43,771         35,864
                                                               ---------      ---------      ---------
                                                                 413,729        365,583        326,993
                                                               ---------      ---------      ---------
Results of operations . . . . . . . . . . . . . . . . . .      $  79,771      $  71,759      $  67,559
                                                               =========      =========      =========

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


    Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1994, by the year in which such costs were incurred.


                                                                                                                  1991 and
                                                          Total          1994           1993          1992          Prior
                                                        ---------      --------       ---------     --------      ---------
                                                                                    (In thousands)
Leasehold and seismic . . . . . . . . . . . . . .       $ 102,466      $ 38,220       $  28,828     $ 2,931       $  32,487
Exploration and development . . . . . . . . . . .           9,206         9,206              --          --              --
International . . . . . . . . . . . . . . . . . .          34,253        22,856          11,397          --              --
                                                        ---------      --------       ---------     -------       ---------
Total . . . . . . . . . . . . . . . . . . . . . .       $ 145,925      $ 70,282       $  40,225     $ 2,931       $  32,487
                                                        =========      ========       =========     =======       =========

    Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities.

                                                                         For the Year Ended December 31,
                                                                ---------------------------------------------
                                                                   1994              1993              1992
                                                                 --------          --------          --------
                                                                              (In thousands)
UNITED STATES
Acquisition of proved properties  . . . . . . . . . . . .        $  179,972      $  242,659       $   62,955
Acquisition of unproved properties  . . . . . . . . . . .            32,526          14,342            8,226
Exploration . . . . . . . . . . . . . . . . . . . . . . .            16,722          16,979           17,074
Development . . . . . . . . . . . . . . . . . . . . . . .           216,451         164,839           93,277
Capitalized interest  . . . . . . . . . . . . . . . . . .             4,889           4,764            6,035
Property sales  . . . . . . . . . . . . . . . . . . . . .            (5,854)         (3,255)         (37,167)
                                                                 ----------      ----------       ----------
                                                                    444,706         440,328          150,400
                                                                 ----------      ----------       ----------

INTERNATIONAL
Acquisition of proved properties  . . . . . . . . . . . .                --          81,942               --
Exploration . . . . . . . . . . . . . . . . . . . . . . .            30,089          18,006           10,091
Development . . . . . . . . . . . . . . . . . . . . . . .             1,853              --            1,988
                                                                 ----------      ----------       ----------
                                                                     31,942          99,948           12,079
                                                                 ----------      ----------       ----------

TOTAL
Acquisition of proved properties  . . . . . . . . . . . .           179,972         324,601           62,955
Acquisition of unproved properties  . . . . . . . . . . .            32,526          14,342            8,226
Exploration . . . . . . . . . . . . . . . . . . . . . . .            46,811          34,985           27,165
Development . . . . . . . . . . . . . . . . . . . . . . .           218,304         164,839           95,265
Capitalized interest  . . . . . . . . . . . . . . . . . .             4,889           4,764            6,035
Property sales  . . . . . . . . . . . . . . . . . . . . .            (5,854)         (3,255)         (37,167)
                                                                 ----------      ----------       ----------
                                                                 $  476,648      $  540,276       $  162,479
- ------------------                                               ==========      ==========       ==========

Foreign acquisitions in 1993 included $16.8 million of unevaluated costs added through the merger of AERC.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

    Capitalized Costs -- The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities.

                                                                                        December 31,
                                                                             ------------------------------------
                                                                                1994                       1993
                                                                             ----------                  --------
                                                                                       (In thousands)
UNITED STATES
Proved properties . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  2,810,670            $   2,390,644
Unproved properties . . . . . . . . . . . . . . . . . . . . . . . . . .           111,672                   86,992
                                                                             ------------            -------------
                                                                                2,922,342                2,477,636
Accumulated depreciation, depletion and amortization  . . . . . . . . .        (1,383,556)              (1,171,227)
                                                                             ------------            -------------
                                                                                1,538,786                1,306,409
                                                                             ------------            -------------

INTERNATIONAL
Proved properties . . . . . . . . . . . . . . . . . . . . . . . . . . .           142,451                  126,157
Unproved properties . . . . . . . . . . . . . . . . . . . . . . . . . .            34,253                   18,605
                                                                             ------------            -------------
                                                                                  176,704                  144,762
Accumulated depreciation, depletion and amortization  . . . . . . . . .           (79,270)                 (60,216)
                                                                             ------------            -------------
                                                                                   97,434                   84,546
                                                                             ------------            -------------
TOTAL
Proved properties . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,953,121                2,516,801
Unproved properties . . . . . . . . . . . . . . . . . . . . . . . . . .           145,925                  105,597
                                                                             ------------            -------------
                                                                                3,099,046                2,622,398
Accumulated depreciation, depletion and amortization  . . . . . . . . .        (1,462,826)              (1,231,443)
                                                                             ------------            -------------
                                                                             $  1,636,220            $   1,390,955
                                                                             ============            =============



                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

    Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). The Company's estimates of proved reserve quantities of its domestic properties and certain international properties are subject to review by Ryder Scott Company Petroleum Engineers, independent petroleum engineers. International proved reserves, for all periods presented below, are located in Australia.

    There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

OIL, CONDENSATE AND
NATURAL GAS LIQUIDS                                1994                       1993                           1992
                                          -----------------------      -----------------------       ----------------------
                                          United                       United                        United
                                          States   Int'l   Total       States   Int'l   Total        States   Int'l   Total
                                          ------  ------- -------      ------- -------  ------       -------  ------  -----
                                                                       (Thousands of barrels)
Total proved reserves:
   Beginning of year  . . . . . . . . .  83,723     6,000    89,723    80,195     464    80,659     79,166       648    79,814
   Extensions, discoveries and other
     additions  . . . . . . . . . . . .   9,669       349    10,018    10,885      --    10,885      7,112        --     7,112
   Purchases of minerals in-place   . .   9,232        --     9,232     9,871   5,095    14,966        226        --       226
   Revisions of previous estimates  . .   5,347       273     5,620    (3,215)  1,125    (2,090)     7,796       206     8,002
   Production   . . . . . . . . . . . . (12,418)   (1,159)  (13,577)  (12,096)   (684)  (12,780)   (12,199)     (390)  (12,589)
   Sales of properties  . . . . . . . .  (1,108)       --    (1,108)   (1,917)     --    (1,917)    (1,906)       --    (1,906)
                                         ------     -----    ------    -------  -----   -------    -------     -----   -------
   End of year  . . . . . . . . . . . .  94,445     5,463    99,908    83,723   6,000    89,723     80,195       464    80,659
                                         ======    ======    ======   =======  ======   =======    =======     =====   =======

Proved developed reserves:
   Beginning of year  . . . . . . . . .  74,288     5,113    79,401    72,596     464    73,060     68,573       648    69,221
   End of year  . . . . . . . . . . . .  84,085     5,322    89,407    74,288   5,113    79,401     72,596       464    73,060


NATURAL GAS                                            1994                          1993                          1992
                                           ---------------------------   --------------------------     -------------------------
                                            United                       United                         United
                                            States    Int'l     Total    States     Int'l     Total     States    Int'l    Total
                                           --------  -------   -------   -------    ------    -----     ------    -----    ------
                                                                           (Million cubic feet))
Total proved reserves:
   Beginning of year  . . . . . . . . .    814,859    33,360   848,219   643,299        --   643,299    602,048     --     602,048
   Extensions, discoveries and other
     additions  . . . . . . . . . . . .    190,386       408   190,794   119,210        --   119,210     68,650     --      68,650
   Purchases of minerals in-place   . .    158,309        --   158,309   174,115    33,343   207,458     68,685     --      68,685
   Revisions of previous estimates  . .    (21,937)    1,114   (20,823)   (7,335)    1,327    (6,008)    34,042     --      34,042
   Production   . . . . . . . . . . . .   (152,994)   (2,911) (155,905) (109,312)   (1,310) (110,622)   (95,982)    --     (95,982)
   Sales of properties  . . . . . . . .     (4,335)       --    (4,335)   (5,118)       --    (5,118)   (34,144)    --     (34,144)
                                           -------     -----  --------   -------     -----   -------    -------   ----    ---------
   End of year  . . . . . . . . . . . .    984,288    31,971 1,016,259   814,859    33,360   848,219    643,299     --     643,299
                                          ========   ======= =========  ========   =======  ========   ========   ====    ========

Proved developed reserves:
   Beginning of year  . . . . . . . . .    696,421    24,251   720,672   585,424        --   585,424    549,742     --     549,742
   End of year  . . . . . . . . . . . .    888,039    22,265   910,304   696,421    24,251   720,672    585,424     --     585,424

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

                                                                                  December 31,
                                                                     -------------------------------------
                                                                      1994           1993            1992
                                                                     ------         ------          ------
                                                                                 (In thousands)
UNITED STATES
Cash inflows  . . . . . . . . . . . . . . . . . . . . . .        $ 3,401,300     $ 3,062,525     $ 2,789,334
Production and development costs  . . . . . . . . . . . .         (1,294,801)     (1,085,205)     (1,045,549)
Income tax expense  . . . . . . . . . . . . . . . . . . .           (376,932)       (362,353)       (338,177)
                                                                 -----------     -----------     -----------
Net cash flows  . . . . . . . . . . . . . . . . . . . . .          1,729,567       1,614,967       1,405,608
10-percent annual discount rate . . . . . . . . . . . . .           (628,408)       (550,887)       (542,118)
                                                                 -----------     -----------     -----------
Discounted future net cash flows  . . . . . . . . . . . .          1,101,159       1,064,080         863,490
                                                                 -----------     -----------     -----------

INTERNATIONAL
Cash inflows  . . . . . . . . . . . . . . . . . . . . . .            163,303         154,466           9,231
Production and development costs  . . . . . . . . . . . .            (68,217)        (57,281)         (5,903)
Income tax expense  . . . . . . . . . . . . . . . . . . .            (27,910)        (24,680)           (588)
                                                                 -----------     -----------     -----------
Net cash flows  . . . . . . . . . . . . . . . . . . . . .             67,176          72,505           2,740
10-percent annual discount rate . . . . . . . . . . . . .            (15,366)        (21,209)            (26)
                                                                 -----------     -----------     -----------
Discounted future net cash flows  . . . . . . . . . . . .             51,810          51,296           2,714
                                                                 -----------     -----------     -----------

TOTAL
Cash inflows  . . . . . . . . . . . . . . . . . . . . . .          3,564,603       3,216,991       2,798,565
Production and development costs  . . . . . . . . . . . .         (1,363,018)     (1,142,486)     (1,051,452)
Income tax expense  . . . . . . . . . . . . . . . . . . .           (404,842)       (387,033)       (338,765)
                                                                 -----------     -----------     -----------
Net cash flows  . . . . . . . . . . . . . . . . . . . . .          1,796,743       1,687,472       1,408,348
10-percent annual discount rate . . . . . . . . . . . . .           (643,774)       (572,096)       (542,144)
                                                                 -----------     -----------     -----------
Discounted future net cash flows* . . . . . . . . . . . .        $ 1,152,969     $ 1,115,376     $   866,204
- ------------------                                               ===========     ===========     ===========

* Estimated future net cash flows before income tax expense, discounted 10 percent, totaled approximately $1.40 billion, $1.36 billion and $1.06 billion as of December 31, 1994, 1993 and 1992, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

    The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                                       For the Year Ended December 31,
                                                                    ------------------------------------
                                                                     1994          1993            1992
                                                                    -------      ---------       -------
                                                                             (In thousands)
Sales, net of production costs  . . . . . . . . . . . . . .       $ (355,680)   $ (309,229)    $ (269,215)
Net change in prices and production costs . . . . . . . . .         (113,871)      (78,162)       (23,318)
Discoveries and improved recovery, net of related costs . .          176,429       205,255        113,467
Change in future development costs  . . . . . . . . . . . .           26,462           450         16,913
Revision of quantities  . . . . . . . . . . . . . . . . . .           12,499       (29,360)        78,020
Purchases . . . . . . . . . . . . . . . . . . . . . . . . .          163,511       347,860         99,228
Accretion of discount . . . . . . . . . . . . . . . . . . .          135,912       106,256         99,797
Change in income taxes  . . . . . . . . . . . . . . . . . .             (134)      (47,387)       (17,609)
Sales of properties . . . . . . . . . . . . . . . . . . . .           (6,878)       (3,500)       (40,413)
Change in production rates and other  . . . . . . . . . . .             (657)       56,989         (9,869)
                                                                  ----------    ----------      ---------
                                                                  $   37,593    $  249,172      $  47,001
                                                                  ==========    ==========      =========

    Impact of Pricing -- The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves with such estimates based on prices in effect as of the date of the reserve report. Fluctuations are largely due to supply and demand perceptions for natural gas and volatility in oil prices.

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

   Many full cost companies, including Apache, are concerned about the impact of prolonged unfavorable gas prices on their ceiling test calculations. A further deterioration of gas or oil prices from year-end levels would likely result in the Company recording a non-cash charge to earnings related to its oil and gas properties in the first quarter of 1995. SEC rules permit the exclusion of capitalized costs and present value of recently acquired properties in performing ceiling test calculations. Pursuant to these rules, Apache has requested waivers and the SEC has granted one-year waivers with respect to the properties acquired from Texaco and Crystal. If the ceiling is exceeded on all domestic properties, Apache will be required to perform an additional ceiling test excluding the Texaco and Crystal properties and record a write-down of carrying value if the ceiling is still exceeded.

                      APACHE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                   First       Second       Third        Fourth     Total
                                                  --------    --------     --------     --------   --------
                                                          (In thousands, except per share amounts)
1994
Revenues  . . . . . . . . . . . . . . . .         $121,591    $134,947     $140,765     $148,318   $545,621
Expenses, net . . . . . . . . . . . . . .          112,184     124,751      130,191      135,658    502,784
                                                  --------    --------     --------     --------   --------
Net income  . . . . . . . . . . . . . . .         $  9,407    $ 10,196     $ 10,574     $ 12,660   $ 42,837
                                                  ========    ========     ========     ========   ========
Net income per common share . . . . . . .         $    .15    $    .17     $    .17     $    .21   $    .70
                                                  ========    ========     ========     ========   ========

1993
Revenues  . . . . . . . . . . . . . . . .         $108,592    $111,270     $122,013     $124,763   $466,638
Expenses, net . . . . . . . . . . . . . .           97,000      99,775      120,932      111,597    429,304
                                                   -------     -------     --------     --------   --------
Net income  . . . . . . . . . . . . . . .         $ 11,592    $ 11,495     $  1,081     $ 13,166   $ 37,334
                                                  ========    ========     ========     ========   ========
Net income per common share . . . . . . .         $    .24    $    .22     $    .02     $    .22   $    .70
                                                  ========    ========     ========     ========   ========




                              INDEX TO EXHIBITS


         EXHIBIT NO.                                         DESCRIPTION
         -----------                                         -----------
             2.1 --    Stock Purchase Agreement, dated July 1, 1991, between Registrant and Amoco Production
                       Company (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on
                       Form 8-K, dated July 1, 1991, SEC File No. 1-4300, filed July 19, 1991).

             2.2 --    Purchase and Sale Agreement between Hall-Houston Oil Company, as seller, and
                       Registrant, as buyer, dated as of June 2, 1993 (incorporated by reference to Exhibit
                       10.1 to Registrant's Current Report on Form 8-K, dated August 31, 1993, SEC File No.
                       1-4300, filed September 7, 1993).

             2.3 --    Purchase and Sale Agreement between Hall-Houston Oil Company, as seller, and
                       Registrant, as buyer, dated as of August 13, 1993 (incorporated by reference to
                       Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated August 31, 1993, SEC
                       File No. 1-4300, filed September 7, 1993).

             2.4 --    Form of Acquisition Agreement between Registrant, HERC Acquisition Corporation and
                       Hadson Energy Resources Corporation, dated August 26, 1993, and amended September 28,
                       1993 (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement
                       on Form S-4, Registration No. 33-67954, filed September 29, 1993).

             2.5 --    Purchase and Sale Agreement by and between Texaco Exploration and Production Inc., as seller, and Registrant, as buyer, dated December 22, 1994 (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K, dated November 29, 1994,
                       SEC File No. 1-4300, filed December 29, 1994).

             2.6 --    Agreement and Plan of Merger among Registrant, XPX Acquisitions, Inc. and DEKALB
                       Energy Company, dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to
                       Registrant's Registration Statement on Form S-4, Registration No. 33-57321, filed
                       January 17, 1995).

             2.7 --    Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated
                       November 24, 1992, between Shell Offshore Inc., SOI Royalties Inc., and Registrant
                       (incorporated by reference to Exhibit 10.7 to Apache Offshore Investment Partnership's
                       Annual Report on Form 10-K for year ended December 31, 1992, SEC File No. 0-13546).

             3.1 --    Restated Certificate of Incorporation of Registrant, dated December 1, 1993, as filed with the Secretary of State of Delaware on December 16, 1993 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for year ended
                       December 31, 1993, SEC File No. 1-4300).

             3.2 --    Bylaws of Registrant, dated as of December 9, 1992 (incorporated by reference to
                       Exhibit 3.3 to Registrant's Annual Report on Form 10-K for year ended December 31,
                       1992, SEC File No. 1-4300).

             4.1 --    Form of common stock certificate (incorporated by reference to Exhibit 4.4 to
                       Amendment No. 1 to Registrant's Registration Statement on Form S-3, Registration No.
                       33-5097, filed May 16, 1986).

         EXHIBIT NO.                                             DESCRIPTION
         -----------                                             -----------
             4.2 --    Rights Agreement, dated as of January 10, 1986, between Registrant and First Trust
                       Company, Inc., rights agent, relating to the declaration of Rights to Registrant's common stockholders of record on January 24, 1986 (incorporated by reference to
                       Exhibit 4.9 to Registrant's Annual Report on Form 10-K for year ended December 31,
                       1985, SEC File No. 1-4300).

            10.1 --    Second Amended and Restated Credit Agreement, dated April 30, 1994, among Registrant, the lenders named therein, and The First National Bank of Chicago and Chemical Bank,
                       as agents (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended June 30, 1994, SEC File No. 1-4300).

           *10.2 --    Third Amended and Restated Credit Agreement, dated March 1, 1995, among Registrant, the lenders named therein, and The First National Bank of Chicago, as Administrative
                       Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger.

            10.3 --    Fiscal Agency Agreement, dated as of January 4, 1995, between Registrant and Chemical
                       Bank, as fiscal agent (incorporated by reference to Exhibit 99.2 to Registrant's
                       Current Report on Form 8-K, dated December 6, 1994, SEC File No. 1-4300, filed January
                       11, 1995.)

           +10.4 --    1982 Employee Stock Option Plan, as updated in January 1987 to conform to the Tax
                       Reform Act of 1986 (incorporated by reference to Exhibit 10.7 to Registrant's Annual
                       Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

           +10.5 --    Apache Corporation Corporate Administrative Group Incentive Plan, effective as of
                       January 1, 1989 (incorporated by reference to Exhibit 10.8 to Registrant's Annual
                       Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

           +10.6 --    First Amendment to Apache Corporation Corporate Administrative Group Incentive Plan,
                       effective January 1, 1990 (incorporated by reference to Exhibit 10.14 to Registrant's
                       Annual Report on Form 10-K for year ended December 31, 1993, SEC File No. 1-4300).

         * +10.7 --    Apache Corporation Retirement/401(k) Savings Plan, dated December 22, 1994, effective
                       January 1, 1995.

           +10.8 --    Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 16, 1989
                       (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1989, SEC File No. 1-4300).

           +10.9 --    Apache International, Inc. Common Stock Award Plan, dated February 12, 1990
                       (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1989, SEC File No. 1-4300).

          +10.10 --    Apache Corporation 1990 Phantom Stock Appreciation Plan, dated as of September 28,
                       1990 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form
                       10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.11 --    Apache Corporation 1990 Stock Incentive Plan, dated as of September 28, 1990
                       (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1990, SEC File No. 1-4300).

         EXHIBIT NO.                                         DESCRIPTION
         -----------                                         -----------
          +10.12 --    Amendment No. 1 to the Apache Corporation 1990 Stock Incentive Plan, dated as of July
                       17, 1992 (incorporated by reference to Exhibit 4.4 to Registrant's Registration
                       Statement on Form S-8, Registration No. 33-53442, filed October 19, 1992).

         *+10.13 --    Apache Corporation 1995 Stock Option Plan, adopted February 9, 1995.

          +10.14 --    Apache Corporation Income Continuance Plan, as amended and restated February 24, 1988
                       (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1990, SEC File No. 1-4300).

         *+10.15 --    Apache Corporation Directors' Deferred Compensation Plan, as amended and restated
                       September 14, 1994.

          +10.16 --    Apache Corporation Phantom Stock Appreciation Plan for Directors, effective as of May
                       4, 1989 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on
                       Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.17 --    Apache Corporation Outside Directors' Retirement Plan, effective December 15, 1992
                       (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1992, SEC File No. 1-4300).

          +10.18 --    Apache Corporation Equity Compensation Plan for Non-Employee Directors, adopted
                       February 9, 1994, and form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for year ended
                       December 31, 1993, SEC File No. 1-4300).

          +10.19 --    Amended and Restated Employment Agreement, dated December 5, 1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.9 to Registrant's Annual
                       Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.20 --    Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual
                       Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.21 --    Employment Agreement, dated March 20, 1991, between Registrant and William J. Johnson
                       (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1992, SEC File No. 1-4300).

          +10.22 --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris
                       (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1989, SEC File No. 1-4300).

          +10.23 --    Consulting Agreement, dated November 1, 1993, between Registrant and John A. Kocur
                       (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1993, SEC File No. 1-4300).

         *+10.24 --    Consulting Agreement, effective April 28, 1994, between Registrant and William J.
                       Johnson.

         *+10.25 --    Consulting Agreement, effective January 1, 1995, between Registrant and John L. Moran.

           *11.1 --    Statement regarding computation of earnings per share of Registrant's common stock for the year ended December 31, 1994.

           *21.1 --    Subsidiaries of Registrant.

           *23.1 --    Consent of Arthur Andersen LLP.

           *23.2 --    Consent of Ryder Scott Company Petroleum Engineers.

           *27.1 --    Financial Data Schedule.

___________________
* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.