Form 10-Q
period 1995-03-31
APACHE CORP
filed 1995-05-15
CIK 6769

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995

                                      OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM --------------- TO ---------------

                       COMMISSION FILE NUMBER 1-4300


                               APACHE CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     41-0747868
     ----------------------------------                  -----------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)

       SUITE 100, ONE POST OAK CENTRAL
     2000 POST OAK BOULEVARD, HOUSTON, TX                       77056-4400
   ---------------------------------------                   ---------------
   (Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code  (713) 296-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES X       NO _____.

Number of shares of Apache Corporation common stock, $1.25 par value, outstanding as of March 31, 1995.......................... 61,474,639

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      APACHE CORPORATION AND SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
REVENUES:
  Oil and gas production revenues......................................  $134,372     $114,207
  Gathering, processing and marketing revenues.........................    22,869        6,764
  Equity in income of affiliates.......................................        --           95
  Other revenues.......................................................     1,411          525
                                                                         --------     --------
                                                                          158,652      121,591
                                                                         --------     --------
OPERATING EXPENSES:
  Depreciation, depletion and amortization.............................    62,734       51,297
  International impairments............................................        --        3,500
  Operating costs......................................................    42,122       33,149
  Gathering, processing and marketing costs............................    21,461        5,583
  Administrative, selling and other....................................     9,052        8,555
  Financing costs:
     Interest expense..................................................    17,037        6,531
     Amortization of deferred loan costs...............................     1,207          763
     Capitalized interest..............................................    (3,282)      (1,021)
     Interest income...................................................      (681)         (43)
                                                                         --------     --------
                                                                          149,650      108,314
                                                                         --------     --------
INCOME BEFORE INCOME TAXES.............................................     9,002       13,277
  Provision for income taxes...........................................     3,011        3,870
                                                                         --------     --------
NET INCOME.............................................................  $  5,991     $  9,407
                                                                         ========     ========
NET INCOME PER COMMON SHARE............................................  $    .10     $    .15
                                                                         ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.............................    61,445       61,164
                                                                         ========     ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

(IN THOUSANDS)                                                            FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                          --------------------
                                                                            1995        1994
                                                                          ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................  $   5,991   $  9,407
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization...........................     62,734     51,297
     International impairments..........................................         --      3,500
     Amortization of deferred loan costs................................      1,207        763
     Provision for deferred income taxes................................      3,011      5,370
  Cash distributions less than earnings of affiliates...................         --        (95)
  Gain on sale of stock held for investment.............................       (350)        --
  Changes in operating assets and liabilities:
     Increase in receivables............................................     (6,095)    (5,677)
     (Increase) decrease in advances to oil and gas ventures and
      other.............................................................       (937)       598
     (Increase) decrease in deferred charges and other..................        593       (384)
     Decrease in payables...............................................     (8,593)    (2,051)
     Increase (decrease) in accrued operating costs.....................      5,596     (7,288)
     Decrease in advance from gas purchaser.............................     (1,653)        --
     Increase in deferred credits and other noncurrent liabilities......      2,199        974
                                                                          ---------   --------
          Net cash provided by operating activities.....................     63,703     56,414
                                                                          ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures..............................    (71,351)   (68,661)
  Acquisition of oil and gas properties.................................   (573,137)    (4,489)
  Non-cash portion of net oil and gas property additions................     (9,932)    (2,533)
  Purchase of AERC stock, net of cash acquired..........................         --    (13,885)
  Purchase of stock held for investment.................................       (305)    (1,000)
  Proceeds from sale of oil and gas properties..........................     20,325         --
  Proceeds from sale of investments.....................................      5,383         --
  Prepaid acquisition cost..............................................     25,377         --
  Increase in inventory, net............................................     (3,550)      (158)
  Other capital expenditures............................................     (1,751)    (1,547)
                                                                          ---------   --------
          Net cash used in investing activities.........................   (608,941)   (92,273)
                                                                          ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings..................................................    715,507     44,456
  Payments on long-term debt............................................   (165,241)    (5,260)
  Proceeds from issuance of common stock................................        601        282
  Payments to acquire treasury stock....................................         (1)       842
  Costs of debt and equity transactions.................................    (11,224)        --
  Dividends paid........................................................     (4,301)    (4,268)
                                                                          ---------   --------
          Net cash provided by financing activities.....................    535,341     36,052
                                                                          ---------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................     (9,897)       193
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........................     15,063     17,064
                                                                          ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................  $   5,166   $ 17,257
                                                                          =========   ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

(IN THOUSANDS)                                                       MARCH 31,      DECEMBER 31,
                                                                        1995            1994
                                                                    -----------     ------------
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................  $     5,166     $     15,063
  Receivables.....................................................      107,896          101,801
  Inventories.....................................................       12,418            8,868
  Advances to oil and gas ventures and other......................       10,102            9,165
                                                                    -----------     ------------
                                                                        135,582          134,897
                                                                    -----------     ------------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
     Proved properties............................................    3,454,594        2,953,121
     Unproved properties and properties under development, not
      being amortized.............................................      268,615          145,925
  Gas gathering, transmission and processing facilities...........       25,809           25,809
  Other...........................................................       48,843           47,121
                                                                    -----------     ------------
                                                                      3,797,861        3,171,976
Less: Accumulated depreciation, depletion and amortization........   (1,549,107)      (1,486,543)
                                                                    -----------     ------------
                                                                      2,248,754        1,685,433
                                                                    -----------     ------------
OTHER ASSETS:
  Deferred charges and other......................................       37,870           58,692
                                                                    -----------     ------------
                                                                    $ 2,422,206     $  1,879,022
                                                                    ===========     ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

(IN THOUSANDS)                                                       MARCH 31,      DECEMBER 31,
                                                                       1995             1994
                                                                    -----------     ------------
                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt..............................   $       --      $       100
Accounts payable..................................................       79,083           87,674
Accrued operating expense.........................................       18,437           14,772
Accrued interest..................................................        9,612            3,211
Accrued exploration and development...............................       12,746           22,678
Accrued compensation and benefits.................................        4,151           10,384
Other accrued expenses............................................       10,568            8,969
                                                                     ----------      -----------
                                                                        134,597          147,788
                                                                     ----------      -----------
LONG-TERM DEBT....................................................    1,207,852          657,486
                                                                     ----------      -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes......................................................      160,566          156,180
Advance from gas purchaser........................................       65,723           67,376
Other.............................................................       35,000           34,012
                                                                     ----------      -----------
                                                                        261,289          257,568
                                                                     ----------      -----------
SHAREHOLDERS' EQUITY:
Common stock, $1.25 par, 215,000,000 shares authorized, 62,593,642
and 62,558,979 shares issued, respectively........................       78,242           78,199
Paid-in capital...................................................      544,141          543,583
Retained earnings.................................................      209,538          207,850
Treasury stock, at cost, 1,119,003 and 1,118,975 shares,
respectively......................................................      (13,453)         (13,452)
                                                                     ----------       ----------
                                                                        818,468          816,180
                                                                     ----------       ----------
                                                                     $2,422,206       $1,879,022
                                                                     ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                         STATEMENT OF RETAINED EARNINGS
                                  (UNAUDITED)

(IN THOUSANDS)                                                           FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Retained earnings, beginning of period.................................  $207,850     $182,195
Net income.............................................................     5,991        9,407
Dividends declared:
  Common stock, $.07 per share.........................................    (4,303)      (4,286)
                                                                         --------     --------
Retained earnings, end of period.......................................  $209,538     $187,316
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

INCOME TAXES

     Under the liability method specified by Statement of Financial Accounting Standards No. 109, deferred taxes were determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted laws.

INCOME PER SHARE

     Primary income per common share was calculated by dividing net income by the weighted average common shares outstanding. The effect of common stock equivalents, including shares issuable upon the exercise of stock options (calculated using the treasury stock method) and upon the assumed conversion of the Company's 3.93-percent convertible notes and 6-percent convertible debentures, was not significant or was anti-dilutive for all periods presented.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

                                                                               FOR THE THREE
                                                                                  MONTHS
                                                                              ENDED MARCH 31,
                                                                             -----------------
(IN THOUSANDS)                                                                1995       1994
                                                                             ------     ------
Cash paid during the period for:
  Interest (net of amounts capitalized)....................................  $7,411     $2,632
  Income taxes (net of refunds)............................................     109        (53)

PRO FORMA FINANCIAL INFORMATION

     On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Production and Exploration Inc. (Texaco) for an adjusted purchase price of $564 million.

     The acquisition of the Texaco properties has been accounted for using the purchase method of accounting and has been included in the financial statements of the Company since the date of the acquisition. The following unaudited pro forma financial information shows the pro forma effect on the Company's consolidated results of operations as if the acquisition were effective on January 1 of the year indicated. The pro forma data presented is based on numerous assumptions and should not necessarily be viewed as being indicative of future operations.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  FOR THE THREE MONTHS          FOR THE THREE MONTHS
                                                  ENDED MARCH 31, 1995          ENDED MARCH 31, 1994
                                                -------------------------     -------------------------
                                                AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                                                -----------     ---------     -----------     ---------
Revenues and other income.....................   $ 158,652      $ 182,427      $ 121,591      $ 163,261
Net income....................................   $   5,991      $   4,211      $   9,407      $   7,799
Net income per common share...................   $     .10      $     .07      $     .15      $     .13
Weighted average shares outstanding...........      61,445         61,445         61,164         61,164

ACQUISITION FINANCING

     On March 1, 1995, in connection with the acquisition of certain oil and gas properties from Texaco, lenders increased the size of Apache's revolving credit facility from $700 million to $1 billion, subject to borrowing base availability. The borrowing base is the estimated loan value of the Company's oil and gas reserves, not including reserves outside the United States and subject to certain other exclusions, based upon forecast oil and gas prices and rates of production, as periodically redetermined by the lenders. Upon closing the Texaco transaction on March 1, 1995, Apache had approximately $840 million in loans outstanding under the facility with approximately $60 million unborrowed and available.

     Under terms of the credit facility, as amended March 1, 1995, the Company must (i) maintain a minimum tangible net worth of $650 million, which is adjusted quarterly for subsequent earnings and securities transactions, and (ii) maintain a ratio (A) earnings before interest, taxes, depreciation, depletion and amortization to (B) consolidated interest expense, of not less than 3.7:1. Restrictive covenants under the facility include certain limitations on indebtedness and contingent obligations, as well as certain restrictions on liens and investments in international subsidiaries. The Company has complied with its financial ratios and covenant requirements at all times since the inception of the revolving credit facility in July 1991. The facility matures on March 1, 2000, and may be extended in one-year increments with the lenders' consent.

PLANNED TRANSACTION

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

     DEKALB's reported oil and gas reserves, located almost entirely in western Canada, were estimated to be approximately 364 billion cubic feet equivalent, and included approximately 300 billion cubic feet of natural gas and 11 million barrels of hydrocarbon liquids at December 31, 1994. DEKALB also has approximately 150,000 net undeveloped mineral acres, and has ownership interests in 12 gas processing plants, six of which it operates. Upon completion, the DEKALB merger will provide Apache with a substantial presence in North America's largest natural gas basin including properties with significant further development potential and the infrastructure, including skilled professionals, to conduct Canadian operations.

     The merger has been approved by the board of directors of Apache and DEKALB, and holders of a majority of DEKALB's voting stock have agreed to vote their shares to approve the merger. Consummation of the DEKALB merger is currently expected to be completed May 17, 1995.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     For the first quarter of 1995, Apache reported net income of $6 million, or $.10 per share, on total revenues of $158.7 million compared to net income of $9.4 million, or $.15 per share, on total revenues of $121.6 million a year ago. The 36-percent decline in earnings reflected the impact of lower gas prices coupled with higher financing costs. Apache's financial performance for the first quarter of 1995 was impacted by the following items:

  Acquisitions:

     On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Production and Exploration Inc. (Texaco) for an adjusted purchase price of $564 million. With the acquisition, Apache's total equivalent reserves increased 40 percent over year-end 1994. Oil reserves, as a percent of total reserves, increased from 37 percent to approximately 47 percent. Estimated production volumes from the Texaco properties during the month of March were 18,114 barrels of oil per day (bopd) and 73 million cubic feet per day (MMcfd), which on a quarterly basis added 6,420 bopd to reported oil volumes and 25 MMcfd to reported gas volumes. This acquisition accounted for 24 percent of the increase in total gas production over a year ago. Acquisitions completed in the second half of 1994 added approximately 53 MMcfd of gas and 3,700 bopd of oil to 1995 production. The Texaco transaction, and four smaller acquisitions in which Apache purchased additional interests in existing properties, added 111 million barrels of oil equivalent (MMboe) of reserves for the quarter.

  Oil and Gas Production and Pricing:

     The company posted record oil and gas production during the first quarter of 1995, boosting total revenues to $158.7 million. A $4 per barrel increase in Apache's average realized oil price in 1995 partially offset a 27-percent decline in realized gas prices.

RESULTS OF OPERATIONS

     Volume and price information concerning the Company's 1995 and 1994 first quarter oil and gas production is summarized in the following table:

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                         ---------------------      INCREASE
         SELECTED OIL AND GAS OPERATING STATISTICS         1995         1994       (DECREASE)
    ---------------------------------------------------  --------     --------     ----------
    Gas Volume -- Mcf per day:
      Domestic.........................................   486,028      382,764          27%
      Foreign..........................................     6,125        4,139          48%
                                                         --------     --------
              Total....................................   492,153      386,903          27%
                                                         ========     ========
    Average Gas Price -- Per Mcf.......................  $   1.53     $   2.09         (27%)
    Oil Volume -- Barrels per day:
      Domestic.........................................    39,738       32,003          24%
      Foreign..........................................     3,072        2,644          16%
                                                         --------     --------
              Total....................................    42,810       34,647          24%
                                                         ========     ========
    Average Oil Price -- Per barrel....................  $  16.85     $  12.85          31%
    Natural Gas Liquids (NGL) -- Barrels per day.......     1,562        1,323          18%
    NGL Price -- Per barrel............................  $  12.77     $  11.03          16%
    Domestic Full Cost Amortization Rate...............      45.1%        43.1%          5%

     Oil and gas production revenues for the first quarter of 1995 jumped eighteen percent to $134.4 million compared to $114.2 million last year. A 36-percent increase in equivalent production and 31-percent rise in realized oil prices mitigated the impact of lower gas prices from the comparable period of 1994.

     In 1995, gas sales declined $5.2 million, or seven percent, from last year to $67.7 million. A $.56 per Mcf drop in average realized gas prices from last year negatively impacted gas sales by $25 million, while increased production added $19.8 million to gas revenues. The Company reported natural gas production of 492.2 MMcfd in the first quarter of 1995, a 105.3 MMcfd increase from 1994 levels. Acquisitions, both in the second half of 1994 and the first quarter of 1995, accounted for 67 percent of the increase.

     First quarter oil production of 42.8 Mbopd rose 8.2 Mbopd, or 24 percent, over the same period in 1994. Oil sales rose by $24.9 million to $64.9 million for the first quarter 1995 from increased production, resulting principally from acquisitions, and from increased oil prices. In the first quarter of 1995, oil prices increased by $4 per barrel to a realized price of $16.85. The increase in oil volumes impacted 1995 oil sales by $9.4 million while the rise in oil prices impacted sales by $15.5 million.

     Revenues from the sale of natural gas liquids (NGL) for the first quarter of 1995 increased $.5 million from a year ago to $1.8 million. Higher production and increased prices drove the 37-percent increase in NGL sales.

     Gathering, processing and marketing revenues of $22.9 million in the first quarter of 1995 tripled the revenues from a year ago. The activity reflects increased volumes of purchase and resale transactions by Apache's oil and gas marketing subsidiaries. These marketing transactions generally carry a low margin.

     Depreciation, depletion and amortization (DD&A) expense for the first quarter of 1995 rose $11.4 million, or 22 percent, to $62.7 million. DD&A expense for domestic oil and gas properties rose as a result of an increase in oil and gas sales and an increase in Apache's domestic amortization rate, expressed as a percentage of sales, from 43.1 percent in 1994 to 45.1 percent in 1995. Lower gas prices contributed to the increase in Apache's domestic rate for the first quarter of 1995. There were no international impairments in the first quarter of 1995.

     Reflecting the impact of acquisitions, operating costs for the first quarter of 1995 rose 27 percent from a year ago to $42.1 million. Operating costs include lifting costs, workover expense, production taxes and other taxes. Based on an equivalent unit of production, operating costs rose $.04 barrel of oil equivalent (boe), or one percent, in 1995 to $3.70 boe. The unit cost increase reflects the acquisition of the Texaco properties which are 69 percent oil on an energy equivalent basis. Oil properties typically have a higher expense than gas properties. The unit cost increase was partially offset by $.9 million of production tax refunds in 1995.

     First quarter administrative, selling and other costs increased $.5 million compared to a year ago, while declining $.15 on a boe basis. The decline in administrative costs per barrel of oil equivalent reflects continued cost controls and the increase in production. Administrative costs increased due to expenses to assimilate Texaco properties into Apache's operations.

     Net financing costs increased $8.1 million, or 129 percent, for the first quarter of 1995, to $14.3 million due to an increase in debt outstanding and higher interest rates since last year. Apache's effective interest rate increased from 5.24 percent in 1994 to 7.25 percent in 1995 primarily due to increases in market rates. Debt increased $550 million since December 31, 1994, primarily as a result of increased borrowings to fund acquisitions.

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

     Expenditures for exploration and development increased to $71.4 million for the first quarter of 1995 from $68.7 million during the comparable period last year. Apache completed 22 producing wells out of 38 domestic wells drilled for the first quarter of 1995. By comparison, the Company completed 55 producing wells of 64 gross domestic wells during the first quarter of last year. Domestic expenditures declined slightly from 1994 while international exploration and development costs rose 85 percent to $9.8 million.

     Apache acquired $573.1 million of oil and gas properties during the first quarter of 1995, compared with $4.5 million a year ago. On March 1, 1995, the Company completed its acquisition of 315 oil and gas fields from Texaco for an adjusted purchase price of $564 million. Apache also divested $20.3 million of non-core oil and gas properties in the first quarter of 1995. Other capital expenditures during the first quarter of 1995 increased to $1.8 million from $1.5 million for the same period a year ago.

CAPITAL RESOURCES AND LIQUIDITY

     Apache's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from the sale of non-strategic assets. Net cash provided by operating activities during the first quarter of 1995, rose to $72.9 million compared to $70.3 million for the same period last year.

     On January 4, 1995, Apache completed the issuance of $172.5 million principal amount of its 6-percent Convertible Subordinated debentures due 2002, which are convertible into Apache common stock at a conversion price of $30.68 per share. Net proceeds were used to reduce bank debt, provide funds for acquisitions and general corporate purposes. The 6-percent debentures have not been registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. Costs associated with the issue of the 6-percent debentures totaled $4.1 million.

     On March 1, 1995, the Company's revolving credit facility was amended and restated, increasing it from $700 million to $1 billion. The facility matures on March 1, 2000, and may be extended in one-year increments with the lenders' consent. Based on the Company's ratio of debt to total capital, the interest rate margin over LIBOR at March 31, 1995, was 1.125 percent. The Company also pays a facility fee based on its ratio of debt to total capital. The facility fee at March 31, 1995, was .375 percent of the available portion of the commitment and .1875 percent of the unavailable portion of the commitment. As of March 31, 1995, the available portion of the commitment was $881 million, of which $836 million was outstanding. Costs associated with the amendment of the facility totaled $7.2 million. At March 31, 1995, Apache had a total of $1.2 billion in long-term debt outstanding, up $550 million from the end of 1994.

     The Company had $5.2 million in cash equivalents on hand at March 31, 1995, down $9.9 million from December 31, 1994. The Company's ratio of current assets to current liabilities at the end of first quarter of 1995 of 1:1 increased from .9:1 at year-end 1994.

     Management believes that cash on hand, net cash generated from operations and unused available borrowing capacity under the revolving credit facility will be adequate to meet future liquidity needs for the next two fiscal years, including satisfying the Company's financial obligations and funding exploration and development operations and routine acquisitions.

FUTURE TRENDS

     The Company plans to implement several strategic initiatives designed to accelerate the integration of acquired properties, streamline operations and strengthen its balance sheet. To maximize profit margins and rationalize its enlarged asset base, Apache plans to sell non-core oil and gas properties in its Rocky Mountain region and close the Company's Denver office. Proceeds from the sale of the Rocky Mountain and other non-strategic properties in 1995 are expected to exceed $200 million. Funds received from property sales will be applied toward the reduction of debt. Capital and human resources from Apache's Rocky Mountain region will be redeployed within the Company. Apache has continually followed a practice of expanding and upgrading its reserves through a combination of exploratory and development drilling, acquisitions, reworkings and recompletions and upgrading its production base by disposing of lower-margin and non-strategic properties.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information set forth in Note 9 to the Consolidated Financial Statements contained in the registrant's 1994 annual report on Form 10-K, for the year ended December 31, 1994, filed March 7, 1995, is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     The Securities and Exchange Commission has declared effective Apache's Registration Statement on Form S-4 relating to the Company's previously announced merger agreement with DEKALB Energy Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits.

     11.1   Computation of Earnings per Share.

     27.1   Financial Data Table.

     b.     Reports filed on Form 8-K.

            During the fiscal quarter ended March 31, 1995, Apache filed a Current Report on Form 8-K and Amendment No. 1 on Form 8-K/A, each dated March 1, 1995 for:

          Item 2. Acquisition or Disposition of Assets -- Registrant closed the purchase of the interest of Texaco Exploration and Production Inc. in approximately 315 oil and gas properties.

          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits -- Relating to the Texaco transaction, Apache filed (i) the Statement of Combined Revenues and Direct Operating Expenses for the Oil and Gas Properties of Texaco Exploration and Production Inc.
          Sold to Apache, for the years ended December 31, 1993 and 1994; (ii) the Unaudited Pro Forma Consolidated Condensed Statement of Operations of Apache Corporation and Subsidiaries, as of December 31, 1994; and (iii) the Unaudited Pro Forma Consolidated Condensed Balance Sheet of Apache Corporation and Subsidiaries, as of December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         APACHE CORPORATION


Dated: May 15, 1995                      /s/  Mark A. Jackson
                                         ---------------------------------------
                                         Mark A. Jackson
                                         Vice President, Finance


Dated: May 15, 1995                      /s/  R. Kent Samuel
                                         ---------------------------------------
                                         R. Kent Samuel
                                         Controller and Chief Accounting Officer

                               INDEX TO EXHIBITS

11.1                    Computation of Earnings per Share.
27.1                    Financial Data Table.