Form 10-K/A
period 1994-12-31
APACHE CORP
filed 1995-08-02
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

     [MARK ONE]

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994,
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE TRANSITION PERIOD FROM _________ TO _________
                          COMMISSION FILE NUMBER 1-4300

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

Aggregate market value of the voting stock held by non-affiliates
    of registrant as of May 17, 1995                                  $1,939,528,058

Number of shares of registrant's common stock outstanding
    as of May 17, 1995                                                    69,892,903

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of registrant's proxy statement relating to registrant's 1995 annual meeting of shareholders have been incorporated by reference into Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                   DESCRIPTION

ITEM                                                                        PAGE
- ----                                 PART I                                 ----

1    BUSINESS ...........................................................     2
2    PROPERTIES .........................................................    10
3    LEGAL PROCEEDINGS ..................................................    14
4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................    14

                                    PART II

5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS ................................................    15
6    SELECTED FINANCIAL DATA ............................................    16
7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS ..........................................    17
8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........................    26
9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE ...........................................    26

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................    27
11.  EXECUTIVE COMPENSATION .............................................    27
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT .........................................................    27
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................    27

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K ...........................................................    28


    All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily-prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (bopd) and thousands of cubic feet of gas per day (Mcfd) or millions of British thermal units per day (MMBtud), respectively. Gas sales volumes may be expressed in terms of one million British thermal units (MMBtu), which is approximately equal to one Mcf. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, produces, gathers, processes and markets natural gas and crude oil. In North America, Apache's exploration and production interests are spread over 15 states in the U.S. and two Canadian provinces, focusing on the Gulf of Mexico, the Anadarko Basin of Oklahoma, the Permian Basin of West Texas and New Mexico, the Gulf Coast region, the Western Sedimentary Basin in Canada and the Rocky Mountain region. Internationally, Apache has production interests in Australia and is currently focusing its international exploration efforts offshore Western Australia, China and the Ivory Coast, and in Indonesia and Egypt. Apache's common stock has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

    Apache holds interests in many of its U.S., Canadian and international properties through operating subsidiaries, such as MW Petroleum Corporation
(MW), DEK Energy Company (DEKALB, formerly known as DEKALB Energy Company), Apache Energy Resources Corporation (AERC, formerly known as Hadson Energy Resources Corporation), Apache Energy Limited (AEL, formerly known as Hadson Energy Limited), Apache International, Inc. and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. Apache treats all operations as one segment of business.

    On May 17, 1995, Apache acquired DEKALB, an oil and gas company engaged in the exploration for, and the development of, crude oil and natural gas in Canada, through a merger which resulted in DEKALB becoming a wholly-owned subsidiary of Apache. Pursuant to the merger agreement, Apache issued 8.4 million shares of its common stock in exchange for outstanding DEKALB stock and for DEKALB employee stock options that remained outstanding at the time of the merger. The merger was accounted for as a "pooling of interests" for financial accounting purposes. As a result, this Amendment No. 1 on Form 10-K/A has been prepared to present information for 1994 and preceding years on a combined basis using the pooling method of accounting.

1994 RESULTS

    In 1994, Apache had net income of $45.6 million, or $.65 per share, on total revenues of $592.6 million. Net cash provided by operating activities during 1994 was $358 million.

    The year 1994 was Apache's seventeenth consecutive year of production growth and seventh consecutive year of oil and gas reserves growth. Apache's average daily production was approximately 38 Mbbls of oil and 483 MMcf of natural gas for the year. The Company's estimated proved reserves at December 31, 1994, were 330 MMboe, of which approximately 66 percent was natural gas. Apache's growth in reserves during the year reflects the replacement of 199 percent of the Company's 1994 production. Approximately 41 percent of the newly added reserves were acquired through Apache's ongoing acquisition efforts. The remainder was attributable to Apache's active drilling and workover program, which yielded 296 new producing U.S. and Canadian wells out of 367 attempts, and involved 415
U.S. and Canadian workover and recompletion projects during the year.

    At December 31, 1994, Apache had interests in approximately 4,085 net oil and gas wells and 1,032,982 net developed acres of oil and gas properties. In addition, the Company had interests in 760,270 net undeveloped acres under U.S. and Canadian leases and 4,239,290 net undeveloped acres under international exploration and production rights.

APACHE'S GROWTH STRATEGY

    Apache's growth strategy is to increase production, reserves and cash flow through a combination of acquisitions, moderate-risk drilling and development of its inventory of existing projects. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to increase its profit margins.

    For Apache, property acquisition is only one phase in a continuing cycle of business growth. Apache's aim is to follow each acquisition cycle with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires well-planned and carefully executed property development and a commitment to a selective program of ongoing property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development; as a result, the Company operates properties accounting for over 75 percent of its production.

    Pursuing its acquire-and-develop strategy, Apache increased its total proved reserves more than 242 MMboe, or nearly 276 percent in the last ten years. In addition to its acquisition strategy, Apache continues to develop and exploit its existing inventory of workover, recompletion and other development projects to increase reserves and production. During 1994, Apache acquired $180.7 million of additional properties and replaced over 106 percent of its U.S. production through its drilling, workover and recompletion program.

    Apache's international investments supplement its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's U.S. and Canadian activities, it offers potential for greater rewards and significant reserve additions. Apache directed its international efforts in 1994 towards the exploration and development of properties in Western Australia, China, Indonesia, Egypt, The Congo and the Ivory Coast of western Africa, where it believes that reserve additions may be made through higher-risk exploration and through improved production practices and recovery techniques.

RECENT ACQUISITIONS AND DISPOSITIONS

    TRANSACTIONS IN EARLY 1995. On March 1, 1995, Apache purchased certain U.S. oil and gas properties from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $571 million, effective January 1, 1995. The transaction is subject to customary closing and post-closing adjustments, and includes proved reserves at the effective date of approximately 113 million barrels of energy equivalent, of which approximately 70 percent is oil. At the time of purchase, the daily production on the acquired properties was approximately 20 Mbbls of oil and 85 MMcf of gas.

    The Texaco properties are highly concentrated, with approximately two-thirds of the reserves located in 54 fields, and are in producing regions where Apache has existing operations -- the Permian Basin, the Gulf Coast of Texas and Louisiana, western Oklahoma, eastern Texas, the Rocky Mountains and the Gulf of Mexico. Apache will operate approximately two-thirds of the production and acquire an average working interest of 70 percent in the operated properties. The Texaco transaction includes approximately 500,000 net mineral acres, as well as a substantial quantity of seismic data.

    Information concerning Apache's acquisition of DEKALB is set forth above under the heading "General".

    In early 1995, Apache announced plans to accelerate the disposition of lower margin and non-strategic properties, including sales of a substantial portion of its Rocky Mountain properties and non-strategic assets from its other regions.

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

    During 1994, Apache also acquired approximately 16 MMboe of proved reserves through 90 smaller, tactical acquisitions for an aggregate consideration of $84.9 million. Apache also sold $19.6 million of its non-strategic properties during 1994.

    1993 ACQUISITIONS. In 1993, Apache entered into two agreements to purchase a combined 104 Bcfe of proved reserves in the Gulf of Mexico from Hall-Houston Oil Company (Hall-Houston) for an aggregate consideration of $113.7 million. In June 1993, Apache closed the first of the two transactions, paying $29.3 million for Hall-Houston's interest in Mustang Island Blocks 787 and 805. Apache acquired substantially all of Hall-Houston's other producing properties in the Gulf of Mexico for an additional $84.4 million in the second transaction which closed on August 31, 1993. With the Hall-Houston transactions, Apache more than doubled its existing interest in offshore gas production, acquiring interests in 63 producing fields and 12 fields under development or awaiting pipeline connections.

    Apache acquired Hadson Energy Resources Corporation (now AERC) through a series of private transactions and a subsequent merger on November 12, 1993. The aggregate consideration paid for the acquisition was approximately $98 million, including the issuance of 307,977 shares of Apache common stock. Apache acquired AERC and its subsidiaries subject to approximately $67.6 million of net liabilities at the time of the merger. Through the acquisition of AERC, Apache added proved reserves of 66 Bcfe in the U.S. and 64 Bcfe in Australia. AERC's reserves fit well with Apache's existing interests in Oklahoma and the Carnarvon Basin offshore Western Australia. In the U.S., nearly two-thirds of the value of AERC's properties are concentrated in Oklahoma, where Apache was already the largest independent gas producer. AERC's operations in Western Australia, including the Harriet complex of oil and natural gas fields, provide Apache with the reserves and infrastructure required for the commercial development of certain other Australian interests.

    During 1993, Apache also acquired 12 MMboe of proved reserves through 76 smaller, tactical acquisitions for an aggregate consideration of $78.6 million. Apache also sold $3.4 million of its non-strategic properties during 1993.

EXPLORATION AND PRODUCTION

    The Company's North American exploration and production activities are divided into five U.S. operating regions, the Gulf of Mexico, Midcontinent, Permian Basin, Gulf Coast and Rocky Mountain regions, plus a Canadian region. Approximately 96 percent of the Company's proved reserves are located in the five U.S. regions and Canada. Apache conducts its Australian exploration and production and its Indonesian exploration through its Australian region, while all other international interests are directed by the Company through its principal offices in Houston, Texas. Information concerning the amount of revenue, operating income and identifiable assets attributable to U.S., Canadian and international operations, respectively, is set forth in the Supplemental Oil and Gas Disclosures under Item 8 below, and incorporated herein by reference.

     GULF OF MEXICO. As a result of Apache's acquisition of Matagorda Island Blocks 681 and 682 in late 1992 and the Hall-Houston transactions in 1993, the Gulf of Mexico became Apache's largest producing region. Due to the growth resulting from these acquisitions, Apache divided its former Gulf Coast region into two regions: Gulf of Mexico and Gulf Coast. The Gulf of Mexico region encompasses all of Apache's interests in properties offshore Texas, Louisiana and Alabama. By year-end 1994, Apache increased its production in the Gulf of Mexico to approximately 203 MMcf of gas per day.

    At December 31, 1994, the Gulf of Mexico region encompassed 282,302 net acres, located in both state and federal waters, and accounted for 48.1 MMboe, or 15 percent, of the Company's year-end 1994 reserves. Apache participated in 28 wells which were drilled in the region during the year, 21 of which were completed as producers. The Company performed 36 workover and recompletion operations in the region during 1994.

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

    At December 31, 1994, Apache held an interest in 271,770 net acres in the region, which accounted for approximately 75.7 MMboe, or 23 percent, of Apache's total proved reserves. Apache participated in 103 wells which were drilled in the Midcontinent region during the year, 90 of which were completed as producing wells. The Company performed 36 workover and recompletion operations in the region during 1994.

    PERMIAN BASIN. The Permian Basin of West Texas and New Mexico remained an important region to Apache in 1994, generating 16 percent of the Company's production revenues for the year. As of December 31, 1994, Apache held an interest in 103,247 net acres in the region, which accounted for 57.6 MMboe, or 17 percent, of the Company's total proved reserves. Apache's operations in the Permian Basin focused primarily on workovers and recompletions, which totaled 51 for the year. Compared with 1993, Apache nearly doubled its drilling activity in the region during 1994, with 32 of the 38 wells drilled in the region completed as producers.

    GULF COAST. The Gulf Coast region encompasses the Texas and Louisiana coasts, central Texas, Mississippi and Alabama. In 1994, the region was one of the most prominent in the Company in the number of workover and recompletion projects completed and the number of wells drilled. Apache participated in 85 wells drilled in the Gulf Coast region during the year, 74 of which were completed as producers, including 30 Austin Chalk wells in central Texas, all of which were productive. The Company performed 173 workover and recompletion operations during 1994 in the Gulf Coast region. As of December 31, 1994, the region encompassed approximately 194,107 net acres, and accounted for 43 MMboe, or 13 percent, of the Company's year-end 1994 total proved reserves.

    ROCKY MOUNTAIN. In the Rocky Mountain region, Apache emphasized oil enhancement opportunities during 1994, conducting 94 development projects. At year-end, Apache held an interest in 481,162 net acres in the region, which accounted for approximately 34.2 MMboe, or 10 percent, of the Company's total proved reserves. Apache participated in 45 wells in the region during the year, 26 of which were productive. Apache has announced the Company's intention to sell in 1995 substantially all of its Rocky Mountain properties in connection with its property rationalization program, which emphasizes the disposition of lower margin properties. The Company currently intends to close its Rocky Mountain regional office, located in Denver, Colorado, and redeploy those employees to provide support for its Gulf Coast, Permian Basin and Canadian operations.

    CANADA. The Canadian region concentrates its exploration and development activity in the Provinces of Alberta and British Columbia, generating eight percent of the Company's revenues in 1994. Apache participated in 68 wells in this region during the year, 53 of which were completed as producers. The Company performed 25 workovers and recompletions on operated wells during 1994. At December 31, 1994, the region encompassed approximately 408,114 net acres, and accounted for 60.7 MMboe, or 18 percent, of the Company's year-end 1994 total proved reserves.

    AUSTRALIA. The state of Western Australia has become an important region for Apache following the completion of the AERC acquisition. In the fourth quarter of 1993, Apache consolidated the operation of its Australian properties with AERC's Australian subsidiary, AEL, headquartered in Perth, Western Australia. During 1994, AEL participated in two successful horizontal development wells in the Harriet field, offshore Western Australia, and also participated in nine exploratory wells. Average oil production in the region increased by 70 percent from 1993 to approximately 3,200 bbls per day for 1994, primarily as a result of the addition of the AERC properties in the second half of 1993.

    As of December 31, 1994, Apache held 3,373,150 net developed and undeveloped acres in Western Australia. Australian reserves accounted for 10.8 MMboe, or three percent, of the Company's total proved reserves at year end. Through AEL and its subsidiaries, Apache also owns a 22.5-percent interest in and operates the Harriet Gas Gathering Project, a gas processing and compression facility with a throughput capacity of 80 MMcfd, and a 60-mile, 12-inch offshore pipeline with a throughput capacity of 175 MMcfd. The facilities are located in close proximity to AEL's producing properties offshore in the Carnarvon Basin. During 1994, AEL produced 2.9 bcf of natural gas. Through AEL, Apache acts as operator for most of its properties in Western Australia.

    In early 1993, Apache took over as operator and increased its interest in the Java Sea IV block, offshore Indonesia, and the Padang Panjang block on the island of Sumatra, Indonesia. In early 1994, operations for Indonesia were consolidated under the direction of AEL out of its offices in Perth, Western Australia. In 1994, two exploratory wells were drilled in Indonesia, one of which was a discovery.

    OTHER INTERNATIONAL OPERATIONS. Outside of Australia, Apache's international interests currently consist only of exploration interests. In 1994, Apache Overseas, Inc., Apache International, Inc. and their subsidiaries (excluding Australia and Indonesia as discussed above) drilled three gross exploratory wells - one each in Egypt, China and The Congo, resulting in two discoveries.

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

OIL AND NATURAL GAS MARKETING

    During 1994, Apache sold approximately 89 percent of its U.S. natural gas on the spot market through Natural Gas Clearinghouse (NGC) or through market responsive contracts with other parties; the remaining 11 percent was sold through long-term, premium-priced contracts. Sales to NGC accounted for 37 percent of the Company's oil and gas revenues in 1994. Apache and NGC have agreed that NGC will market substantially all of Apache's U.S. spot market gas production under terms of their agreement which is effective through September 1995. The Company believes that if the NGC contract were terminated, it would not have a material adverse effect on the Company due to the existence of alternative marketing arrangements and purchasers. Apache does not anticipate any significant extension of its arrangement with NGC beyond the current term, and the Company is exploring alternative means to market its gas following termination of such arrangement.

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

    Apache assumed its own U.S. crude oil marketing operations in 1992. Most of Apache's crude oil production is sold through lease-level marketing to refiners, traders and transporters, generally under 30-day contracts that renew automatically until canceled.

    Oil produced from Canadian properties is sold to crude oil purchasers or refiners at market prices which depend on worldwide crude prices adjusted for location and quality of the oil. Natural gas produced from Canadian properties is sold to major aggregators of natural gas, gas marketers and direct users under long and short-term contracts. Oil and gas contracts provide for sales at specified prices, or at prices which are subject to change due to market conditions.

    The Company diversifies the markets for its Canadian gas production by selling directly or indirectly to customers through aggregators and brokers in the United States and Canada. The Company transports natural gas via the Company's firm transportation contracts to California (12MMcfd) and to the Province of Ontario, Canada (four MMcfd) through end-users' firm transportation contracts. In 1994, the Company contracted for the sale of five MMcfd of natural gas to the Hermiston Cogeneration Project, located in the Pacific Northwest of the United States. The Hermiston Project is expected to commence purchases of natural gas in the third quarter of 1996.

    In Australia, approximately 22 Bcf of AEL's proved gas reserves are dedicated to the Gas Corporation of Western Australia, a corporation owned by the government of Western Australia doing business as AlintaGas (formerly the State Energy Commission of Western Australia or SECWA), under a long-term contract with a remaining period of 7-1/2 years. The agreement contains take-or-pay provisions that require AlintaGas to purchase a minimum of 35 MMcfd (approximately eight MMcfd net to AEL) through the remainder of the contract term at a stated minimum price that escalates with the Western Australia consumer price index. Payments received under this contract are in Australian dollars. If for any reason the AlintaGas contract was canceled, AEL might not be able to find other markets for its gas produced from the Harriet field.

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

OIL AND NATURAL GAS PRICES

    Natural gas prices remained volatile in 1994 with Apache's average gas prices during the year ranging from $ 1.48 per Mcf in October to $2.11 per Mcf in February. Fluctuations are largely due to natural gas supply and demand perceptions. Apache's average realized gas price of $1.78 per Mcf for 1994 declined eight percent from the prior-year average of $1.94 per Mcf. Apache's 1993 average realized natural gas price increased 17 percent above the 1992 average of $1.66 per Mcf.

    Due to the escalating price contract with AlintaGas, AEL's natural gas production in Western Australia is not subject to the same degree of price volatility as is Apache's U.S. and Canadian gas production; however, natural gas sales under the AlintaGas contract represented only about two percent of the Company's total natural gas sales at year end. In 1994, the price received for production under the contract averaged $1.94 per Mcf. Total Australian gas sales in 1994, including sales under the AlintaGas contract and spot sales to other parties, averaged $1.90 per Mcf, six percent above the 1993 average of $1.79 per Mcf.

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

    Apache's worldwide crude oil price averaged $15.65 per barrel in 1994, seven percent lower than the average price of $16.74 per barrel in 1993, and 14 percent lower than the average price of $18.11 per barrel in 1992. Apache's average crude oil price for its Australian production, including production sold under the Marubeni contract, was $17.95 per barrel in 1994, seven percent lower than the average price in 1993.

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

RESERVE VALUE CEILING TEST

    Under the Securities and Exchange Commission's full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities. The Company had no write-downs due to ceiling test limitations during 1994, but a further weakening of oil and gas prices from year-end levels could result in a write-down of oil and gas properties during 1995.

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

    At the U.S. federal level, the Federal Energy Regulatory Commission (FERC) regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act
(NGPA). Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by Apache of its own production. As a result, all sales of the Company's natural gas produced in the U.S. may be sold at market prices, unless otherwise committed by contract.

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

ENVIRONMENTAL MATTERS

    Apache, as an owner or lessee and operator of oil and gas properties, is subject to various federal, provincial, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater.

    Apache maintains insurance coverage which it believes are customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of

December 31, 1994, which would have a material impact upon the Company's financial position or results of operations.

    Apache has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. Apache has established policies for continuing compliance with environmental laws and regulations, including regulations applicable to its operations in Canada, Australia and other countries. Apache has also established operational procedures designed to limit the environmental impact of its field facilities. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters; however, the Company does not believe any such additional expenses are material to its financial position or results of operations.

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

EMPLOYEES

    On December 31, 1994, Apache had 1,182 full-time employees.

OFFICES

    Apache's principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. During 1994, the Company maintained regional exploration and production offices in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; Calgary, Alberta; and Perth, Western Australia. In 1995, the Company intends to close its Denver, Colorado office and redeploy those employees to its remaining regional offices.

ITEM 2.  PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

ACREAGE

    The developed and undeveloped acreage, including both U.S. leases and international production and exploration rights that Apache held as of December 31, 1994, are as follows:

                                                                     Undeveloped Acreage              Developed Acreage
                                                                     -------------------              -----------------
                                                                    Gross             Net            Gross           Net
                                                                    Acres            Acres           Acres          Acres
                                                                    -----            -----           -----          -----
GULF OF MEXICO
   Alabama  . . . . . . . . . . . . . . . . . . . .                      --              --           54,749        13,432
   Louisiana  . . . . . . . . . . . . . . . . . . .                 113,933          51,755          240,371        99,056
   Texas  . . . . . . . . . . . . . . . . . . . . .                  96,543          58,805          130,889        59,254
                                                                  ---------         -------        ---------       -------
   Total  . . . . . . . . . . . . . . . . . . . . .                 210,476         110,560          426,009       171,742
                                                                  ---------         -------        ---------       -------
MIDCONTINENT
   Arkansas . . . . . . . . . . . . . . . . . . . .                     833             637            3,900         1,824
   Kansas . . . . . . . . . . . . . . . . . . . . .                      40              40               --            --
   Louisiana  . . . . . . . . . . . . . . . . . . .                  11,905           6,427           82,360        37,668
   Oklahoma . . . . . . . . . . . . . . . . . . . .                  40,657          15,555          445,935       166,976
   Texas  . . . . . . . . . . . . . . . . . . . . .                   4,939           3,679           74,382        38,964
                                                                  ---------         -------        ---------       -------
   Total  . . . . . . . . . . . . . . . . . . . . .                  58,374          26,338          606,577       245,432
                                                                  ---------         -------        ---------       -------
PERMIAN BASIN
   New Mexico . . . . . . . . . . . . . . . . . . .                   4,801           2,026           62,613        19,036
   Texas  . . . . . . . . . . . . . . . . . . . . .                  73,548          37,206           67,650        44,979
                                                                  ---------         -------        ---------       -------
   Total  . . . . . . . . . . . . . . . . . . . . .                  78,349          39,232          130,263        64,015
                                                                  ---------         -------        ---------       -------
GULF COAST
   Alabama  . . . . . . . . . . . . . . . . . . . .                   1,153             678              483           204
   Florida  . . . . . . . . . . . . . . . . . . . .                     162              14               --            --
   Louisiana  . . . . . . . . . . . . . . . . . . .                   5,686           4,678           67,090        26,961
   Mississippi  . . . . . . . . . . . . . . . . . .                   2,042             781           12,944         3,686
   New Mexico . . . . . . . . . . . . . . . . . . .                      --              --            7,698         3,676
   Texas  . . . . . . . . . . . . . . . . . . . . .                  48,620          27,103          181,314       126,326
                                                                  ---------         -------        ---------       -------
   Total  . . . . . . . . . . . . . . . . . . . . .                  57,663          33,254          269,529       160,853
                                                                  ---------         -------        ---------       -------
ROCKY MOUNTAIN
   Colorado . . . . . . . . . . . . . . . . . . . .                  57,845          34,035            3,001         2,412
   Kansas . . . . . . . . . . . . . . . . . . . . .                   6,190           2,047              160            --
   Michigan . . . . . . . . . . . . . . . . . . . .                      --              --               40             6
   Montana  . . . . . . . . . . . . . . . . . . . .                  27,862          10,177           10,952         7,444
   Nebraska . . . . . . . . . . . . . . . . . . . .                     658             329               80            10
   Nevada . . . . . . . . . . . . . . . . . . . . .                 149,493          65,674            1,880           881
   New Mexico . . . . . . . . . . . . . . . . . . .                  10,975          10,421           39,290        27,999
   North Dakota . . . . . . . . . . . . . . . . . .                  48,950          20,214           43,371        23,318
   South Dakota . . . . . . . . . . . . . . . . . .                     720             146            3,640         2,835
   Utah . . . . . . . . . . . . . . . . . . . . . .                     200             200            1,680         1,034
   Wyoming  . . . . . . . . . . . . . . . . . . . .                 461,137         251,175           35,516        20,805
                                                                  ---------         -------        ---------       -------
   Total  . . . . . . . . . . . . . . . . . . . . .                 764,030         394,418          139,610        86,744
                                                                  ---------         -------        ---------       -------
TOTAL UNITED STATES . . . . . . . . . . . . . . . .               1,168,892         603,802        1,571,988       728,786
                                                                  ---------         -------        ---------       -------


                                                                     Undeveloped Acreage              Developed Acreage
                                                                     -------------------              -----------------
                                                                    Gross            Net             Gross          Net
                                                                    Acres           Acres            Acres         Acres
                                                                    -----           -----            -----         -----
INTERNATIONAL
   Australia  . . . . . . . . . . . . . . . . . . .               6,833,430       3,320,600          280,460        52,550
   Canada . . . . . . . . . . . . . . . . . . . . .                 259,618         156,468          383,447       251,646
   China  . . . . . . . . . . . . . . . . . . . . .                  48,677          16,225               --            --
   The Congo  . . . . . . . . . . . . . . . . . . .                 236,228          47,245               --            --
   Egypt  . . . . . . . . . . . . . . . . . . . . .               1,927,380         481,845               --            --
   Indonesia  . . . . . . . . . . . . . . . . . . .                 722,290         280,890               --            --
   Ivory Coast  . . . . . . . . . . . . . . . . . .                 269,338          92,485               --            --
                                                                 ----------       ---------        ---------     ---------
TOTAL INTERNATIONAL . . . . . . . . . . . . . . . .              10,296,961       4,395,758          663,907       304,196
                                                                 ----------       ---------        ---------     ---------
TOTAL COMPANY . . . . . . . . . . . . . . . . . . .              11,465,853       4,999,560        2,235,895     1,032,982
                                                                 ==========       =========        =========     =========

PRODUCTIVE OIL AND GAS WELLS

    The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 1994, is set forth below.


                                                                          Gas                              Oil
                                                                    -----------------                 ----------------
                                                                    Gross         Net                 Gross        Net
                                                                    -----         ---                 -----        ---
Gulf of Mexico  . . . . . . . . . . . . . . . . . . .                 440          122                   40           4
Midcontinent  . . . . . . . . . . . . . . . . . . . .               1,580          515                  344         139
Permian Basin . . . . . . . . . . . . . . . . . . . .                 452          100                2,195         813
Gulf Coast  . . . . . . . . . . . . . . . . . . . . .                 568          382                1,441       1,034
Rocky Mountain  . . . . . . . . . . . . . . . . . . .                 232          142                  772         420
Canada  . . . . . . . . . . . . . . . . . . . . . . .                 393          257                  882         151
International . . . . . . . . . . . . . . . . . . . .                   3            1                   27           5
                                                                    -----        -----                -----       -----
Total . . . . . . . . . . . . . . . . . . . . . . . .               3,668        1,519                5,701       2,566
                                                                    =====        =====                =====       =====

GROSS WELLS DRILLED

    The following table sets forth the number of gross exploratory and gross development wells drilled in the last three fiscal years in which the Company participated. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 1994, the Company was participating in 29 wells in the U.S., three Canadian wells and one international well in the process of drilling.


                                                               Exploratory                               Developmental
                                                      -----------------------------             -------------------------------
                                                      Productive     Dry      Total             Productive       Dry      Total
                                                      ----------     ---      -----             ----------       ---      -----
   1994
United States . . . . . . . . . . . . . . .               20          17        37                  223           39       262
Canada  . . . . . . . . . . . . . . . . . .               18          12        30                   35            3        38
International . . . . . . . . . . . . . . .                7           8        15                    2            -         2
                                                          --          --        --                  ---           --       ---
Total . . . . . . . . . . . . . . . . . . .               45          37        82                  260           42       302
                                                          ==          ==        ==                  ===           ==       ===

   1993
United States . . . . . . . . . . . . . . .               12          19        31                  198           37       235
Canada  . . . . . . . . . . . . . . . . . .               11          15        26                   13            1        14
International . . . . . . . . . . . . . . .                3           5         8                    -            -         -
                                                          --          --        --                  ---           --       ---
Total . . . . . . . . . . . . . . . . . . .               26          39        65                  211           38       249
                                                          ==          ==        ==                  ===           ==       ===

  1992
United States . . . . . . . . . . . . . . .               10          32        42                  145           16       161
Canada  . . . . . . . . . . . . . . . . . .                3           7        10                   11            5        16
International . . . . . . . . . . . . . . .                -           6         6                    -            -         -
                                                          --          --        --                  ---           --       ---
Total . . . . . . . . . . . . . . . . . . .               13          45        58                  156           21       177
                                                          ==          ==        ==                  ===           ==       ===

NET WELLS DRILLED

    The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache.


                                                               Exploratory                               Developmental
                                                      -----------------------------             -------------------------------
                                                      Productive     Dry      Total             Productive       Dry      Total
                                                      ----------     ---      -----             ----------       ---      -----
   1994
United States . . . . . . . . . . . . . . .             10.7        10.4      21.1                100.1         27.0     127.1
Canada  . . . . . . . . . . . . . . . . . .             13.0         7.0      20.0                 28.0          2.0      30.0
International . . . . . . . . . . . . . . .              2.3         2.4       4.7                  0.4            -       0.4
                                                        ----        ----      ----                -----         ----     -----
Total . . . . . . . . . . . . . . . . . . .             26.0        19.8      45.8                128.5         29.0     157.5
                                                        ====        ====      ====                =====         ====     =====

   1993
United States . . . . . . . . . . . . . . .              4.2        10.4      14.6                 90.4         22.2     112.6
Canada  . . . . . . . . . . . . . . . . . .              8.0        11.0      19.0                  6.0          1.0       7.0
International . . . . . . . . . . . . . . .              0.6         1.3       1.9                    -            -         -
                                                        ----        ----      ----                -----         ----     -----
Total . . . . . . . . . . . . . . . . . . .             12.8        22.7      35.5                 96.4         23.2     119.6
                                                        ====        ====      ====                =====         ====     =====

   1992
United States . . . . . . . . . . . . . . .              4.2        17.6      21.8                 63.1         11.0      74.1
Canada  . . . . . . . . . . . . . . . . . .              2.0         3.0       5.0                  1.0          2.0       3.0
International . . . . . . . . . . . . . . .                -         1.1       1.1                    -            -         -
                                                        ----        ----      ----                -----         ----     -----
Total . . . . . . . . . . . . . . . . . . .              6.2        21.7      27.9                 64.1         13.0      77.1
                                                        ====        ====      ====                =====         ====     =====

PRODUCTION AND PRICING DATA

    The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Company, average production costs and average sales prices.


                                                      Production                                   Average Sales Price
                                           -------------------------------       Average     ----------------------------------
Year Ended                                   Oil        NGLs         Gas        Production      Oil        NGLs          Gas
December 31,                               (Mbbls)     (Mbbls)      (Mmcf)     Cost per boe  (per bbl)   (per bbl)    (per Mcf)
                                           -------     -------      ------     ------------  ---------   ---------    ---------
   1994 . . . . . . . . . . . . .           13,815       724       176,397        $3.40       $15.65      $11.21        $1.78
   1993 . . . . . . . . . . . . .           13,036       733       131,591         3.94        16.74       11.55         1.94
   1992 . . . . . . . . . . . . .           13,465       885       119,962         4.20        18.11       11.79         1.66

ESTIMATED RESERVES AND RESERVE VALUE INFORMATION

    The following information relating to estimated reserve quantities, reserve values and discounted future net revenues is derived from, and qualified in its entirety by reference to, the more complete reserve and revenue information and assumptions included in the Company's financial statements under Item 8 below. The Company's estimates of proved reserve quantities of its U.S., Canadian and certain international properties have been subject to review by Ryder Scott Company Petroleum Engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates only and should not be construed as being exact. See the Supplemental Oil and Gas Disclosures under Item 8 below.

    The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 1994, 1993 and 1992:


                                                                                                       Oil, NGLs and
                                                                            Natural Gas                  Condensate
                                                                               (Bcf)                      (Mmbbls)
                                                                            -----------                -------------
   1994
Developed . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,184.9                      100.0
Undeveloped . . . . . . . . . . . . . . . . . . . . . . . . . .                 131.3                       10.6
                                                                              -------                      -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,316.2                      110.6
                                                                              =======                      =====

   1993
Developed . . . . . . . . . . . . . . . . . . . . . . . . . . .                 983.7                       92.6
Undeveloped . . . . . . . . . . . . . . . . . . . . . . . . . .                 141.9                       10.4
                                                                              -------                      -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,125.6                      103.0
                                                                              =======                      =====

   1992
Developed . . . . . . . . . . . . . . . . . . . . . . . . . . .                 848.7                       87.0
Undeveloped . . . . . . . . . . . . . . . . . . . . . . . . . .                  70.9                        7.6
                                                                              -------                      -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 919.6                       94.6
                                                                              =======                      =====

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


                                                                                                      Present Value of Estimated
                                                                                                         Future Net Revenues
                                                                     Estimated Future                    Before Income Taxes
                                                                       Net Revenues                   (Discounted at 10 Percent)
                                                              -----------------------------         -----------------------------
                                                                                   Proved                                Proved
                                                                Proved            Developed          Proved             Developed
                                                              ----------         ----------         ---------          ----------
                                                                                         (In thousands)
December 31,
   1994 . . . . . . . . . . . . . . . . . . . . . . .         $2,581,459         $2,390,126        $1,600,927          $1,512,305
   1993 . . . . . . . . . . . . . . . . . . . . . . .          2,591,291          2,289,172         1,626,096           1,450,669
   1992 . . . . . . . . . . . . . . . . . . . . . . .          2,211,315          2,041,851         1,272,952           1,195,990

    At December 31, 1994, estimated future net revenues expected to be received from all proved reserves of the Company, and from proved developed reserves of the Company, were as follows:


                                                                                                                Proved
                                                                                        Proved                 Developed
                                                                                      ----------              ----------
                                                                                               (In thousands)
December 31,
   1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  360,011              $  388,814
   1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                328,388                 308,949
   1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                281,491                 254,528
   Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,611,569               1,437,835
                                                                                      ----------              ----------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $2,581,459              $2,390,126
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

                                                   1994                                      1993
                                     ---------------------------------       ---------------------------------
                                         Price Range                            Price Range
                                     -----------------       Dividends       -----------------       Dividends
                                     High          Low       per Share       High          Low       per Share
                                     ----          ---       ---------       ----          ---       ---------
First Quarter ..............        $26 7/8       $22 1/2      $ .07        $26 1/4       $17 5/8      $ .07
Second Quarter .............         29            22 1/4      $ .07         30 1/4        24 3/8      $ .07
Third Quarter ..............         29 1/4        23          $ .07         33 1/2        26 3/8      $ .07
Fourth Quarter .............         28 7/8        23 5/8      $ .07         31 1/4        20 3/8      $ .07

      The closing price per share of Apache common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 28, 1995, was $25.00. At December 31, 1994, there were 69,666,092 shares of Apache common stock outstanding, held by approximately 13,420 shareholders of record and 33,000 beneficial owners.

      Each share of Apache common stock also represents one common stock purchase right which, under certain circumstances, would entitle the holder to acquire additional shares of common stock. See Note 6 to the Company's financial statements under Item 8 below.

      The Company has paid cash dividends on its common stock for 112 consecutive quarters through December 31, 1994, and intends to continue the payment of dividends at current levels, although future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 1994, which information has been derived from the Company's audited financial statements. Apache's previously reported data for 1994 and prior years has been restated to reflect the merger with DEKALB under the pooling of interests method of accounting. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                                             At or for the Year Ended December 31,
                                        -----------------------------------------------------------------------------------
                                           1994              1993(a)            1992(b)          1991(c)            1990
                                        -----------       -----------       -----------       -----------       -----------
                                                          (In thousands, except per share amounts)

INCOME STATEMENT DATA
Total revenues                          $   592,626       $   512,632       $   517,403       $   457,872       $   386,688
Net income (loss) -- continuing
 operations                                  45,583            41,421           (14,632)          (35,216)           53,114
Net income (loss) per common
 share -- continuing operations                 .65               .67              (.26)             (.65)              .99
Cash dividends per common share(d)              .28               .28               .28               .28               .28

BALANCE SHEET DATA
Working capital (deficit)               $    (3,203)      $   (55,538)      $   (32,775)      $   (57,593)      $    18,358
Total assets                              2,036,627         1,759,203         1,774,767         1,597,633         1,363,337
Long-term debt                              719,033           504,334           524,098           658,395           386,580
Shareholders' equity                        891,087           868,596           554,524           601,181           622,489
Common shares outstanding at
 end of year                                 69,666            69,504            55,361            55,305            53,296
- -----------

(a) Includes financial data for AERC after June 30, 1993, and for Hall-Houston after July 31, 1993. See Note 1 to the Company's financial statements under Item 8 below.

(b) The net loss in 1992 resulted from the sale of substantially all of DEKALB's U.S. assets for a loss of $25.6 million after-tax. DEKALB also reported Canadian ceiling test write-downs of $15.9 million after-tax and U.S. ceiling test write-downs of $24.7 million after-tax.

(c) Includes financial data for MW after June 30, 1991. The net loss in 1991 resulted from DEKALB reporting U.S. ceiling test write-downs of $66 million after-tax.

(d) No cash dividends were paid on outstanding DEKALB common stock in 1994, 1993 and 1992. Cash dividends paid on DEKALB common stock totaled $.8 million in 1991 and $2.9 million in 1990.

      Reference is made to Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," for a discussion of significant acquisitions and to the Summary of Significant Accounting Policies and Note 1 to the Company's financial statements under Item 8 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      On May 17, 1995, Apache Corporation (Apache or the Company) acquired DEKALB Energy Company (DEKALB, now known as DEK Energy Company) through a merger which resulted in DEKALB becoming a wholly-owned subsidiary of Apache. Pursuant to the merger agreement, Apache issued 8.4 million shares of its common stock in exchange for outstanding DEKALB stock and DEKALB employee stock options that remained outstanding at the time of the merger. The merger was accounted for as a "pooling of interest" for financial accounting purposes. As a result, the following discussion and analysis for 1994 and preceding years has been prepared on a combined basis using the pooling method of accounting.

      Apache's financial performance during 1994 is best understood in light of the following factors:

      PRODUCTION INCREASES; COMMODITY PRICES -- The current year's performance was affected by substantial increases in natural gas production partially offset by lower average oil and natural gas prices for the year. Apache's natural gas production increased by 34 percent over the prior year, attributable principally to developmental drilling, recompletions and acquisitions completed in 1993. These gains were partially offset as Apache's average realized natural gas price declined eight percent from the prior year. Apache's oil production increased by six percent over the prior year. Although oil prices improved from the five-year low experienced in the fourth quarter of 1993, Apache's average realized oil price in 1994 was seven percent lower than in 1993.

      ACQUISITIONS -- Apache continued to acquire properties in 1994, acquiring $180.7 million of oil and gas properties in the current year following its mid-1993 acquisition of Hadson Energy Resources Corporation (now known as Apache Energy Resources Corporation or AERC) and substantially all of the producing properties of Hall-Houston Oil Company (Hall-Houston) in the Gulf of Mexico for an aggregate of $211.7 million. The Company's 1994 performance reflects a full 12 months of ownership of AERC and the Hall-Houston properties; however, over half of the 1994 acquisitions were booked in the fourth quarter, and did not have a significant impact on the Company's 1994 performance. Acquisitions which closed in 1993 and 1994 accounted for approximately 41 percent of the overall increase in gas production from a year ago.

      INCREASE IN AVERAGE COMMON SHARES OUTSTANDING -- The weighted average number of shares of Apache common stock outstanding in 1994 increased by 7.7 million shares (12 percent) over 1993, primarily as a result of the issuance of
5.8 million shares in connection with a public stock offering in March 1993 and the issuance of 7.8 million shares in connection with the conversion of $150 million of subordinated debentures in September 1993. Proceeds from these transactions reduced outstanding debt by $281.8 million.

RESULTS OF OPERATIONS

NET INCOME AND REVENUES

      Apache reported net income for the year of $45.6 million, a three-percent decrease from 1993 earnings of $46.8 million. The Company's 1993 net income included a one-time benefit of $5.3 million, or $.08 per share, for the cumulative effects of a change in accounting principle related to the adoption of the liability method of accounting for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Net income from continuing operations of $.65 per share was down from 1993, as the increase in 1994 income from continuing operations of $4.2 million was offset by the increase in the weighted average number of shares of Apache common stock outstanding. Significant factors contributing to the higher income from continuing operations were increased oil production and substantially increased natural gas production partially offset by decreases in oil and natural gas prices. Volume and price information concerning the Company's 1994 and 1993 oil and gas production is summarized in the following table:

Selected Oil and Gas                                                                        Increase
 Operating Statistics                                               1994         1993      (Decrease)
- ---------------------                                             --------     --------    ----------

      Gas volume - Mcf per day:
        United States .....................................       419,161       299,486        40%
        Canada ............................................        56,142        57,449        (2)%
        International .....................................         7,975         3,589       122%
                                                                 --------      --------
        Total .............................................       483,278       360,524        34%
                                                                 ========      ========

      Average Gas Price - Per Mcf .........................      $   1.78      $   1.94        (8)%

      Oil volume - Barrels per day:
        United States .....................................        32,669        31,809         3%
        Canada ............................................         2,003         2,033        (1)%
        International .....................................         3,177         1,874        70%
                                                                 --------      --------
        Total .............................................        37,849        35,716         6%
                                                                 ========      ========

      Average Oil Price - Per barrel ......................      $  15.65      $  16.74        (7)%

      Natural Gas Liquids (NGL) -
         Barrels per day: .................................         1,985         2,008        (1)%

      Average NGL Price - Per barrel ......................      $  11.28      $  11.55        (2)%


      Revenues for 1994 totaled $592.6 million, or 16 percent higher than a year ago. Oil and gas revenues in 1994 totaled $538.4 million, an increase of 12 percent over production revenues of $481.8 million in 1993. Production revenues were influenced by record natural gas production, declining natural gas prices, increased oil production and lower average oil prices for the year. In addition, Apache's gathering, processing and marketing revenues increased 71 percent to $44.3 million in 1994 from $25.9 million in 1993. Revenues from international operations increased 18 percent to $72.6 million with a full twelve months of Australian production from the AERC acquisition.

      Natural gas sales contributed $314 million to revenues, up 23 percent from 1993, the result of higher annual production partially offset by lower prices during 1994. Gas production for the year averaged 483 MMcf per day, up 34 percent from 1993, positively affecting gas sales by $87 million. This increase is principally the result of production increases from developmental drilling and the contribution from 12 months of operations from properties acquired in 1993, the most significant of which were the offshore properties acquired from Hall-Houston and the properties acquired in the merger with AERC. Acquisitions added approximately 50 MMcfd of production increases for the year, whereas developmental drilling and recompletions accounted for nearly 73 MMcfd.

      Apache's average realized price for its natural gas was $1.78 per Mcf during 1994, eight percent lower than the average price of $1.94 per Mcf during 1993, which negatively affected gas sales by $28.2 million. During 1994, Apache's average realized gas prices ranged from $1.48 per Mcf in October to $2.11 per Mcf in February. Gas prices remained depressed during the second half of 1994 due to warmer than usual weather in the northeastern United States and higher volumes of gas held in inventory by utilities and gas storage facilities. Hedging activities increased Apache's 1994 gas price by $.02 per Mcf ($3.0 million in sales) compared to $.04 per Mcf decrease ($5.4 million in sales) in 1993. The 1994 hedging was in the form of floating for fixed price swap agreements, with hedged volumes ranging from 10,000 MMBtud to 40,000 MMBtud. Hedging activities in 1993 included a $3.8 million net loss from swap agreements and a $1.6 million payment to Amoco Production Company (Amoco) under the terms of the price support hedging agreement described in Footnote 8 to the Company's financial statements. With natural gas spot prices rising significantly during the second and third quarters of 1993, the 1993 hedging activities in effect mitigated the upside potential of improving prices.

      The impact of increased oil production was offset by lower oil prices in 1994. Oil production contributed $216.2 million to revenues during 1994, less than one percent below Apache's oil sales in 1993. Average daily oil production of approximately 37.9 Mbbls of oil increased six percent over the prior year, positively affecting oil sales by $13 million, as acquisitions offset the effects of natural depletion. Oil sales represented 40 percent of total oil and gas sales in 1994 compared to 45 percent of total oil and gas sales in 1993.

      The Company's average realized oil price of $15.65 per barrel declined seven percent from 1993, negatively affecting oil sales by $15 million. Apache's average realized oil prices in 1994 ranged from $12.64 per barrel in March to $17.84 per barrel in July. Hedging activities increased Apache's average realized oil price by $.20 per barrel ($2.7 million in sales) as compared to a $.37 per barrel increase ($4.8 million in sales) in 1993. The 1994 hedges were in the form of floating for fixed price swap agreements with respect to the sale of oil, whereas 1993 sales hedges were due to the price support hedging agreement with Amoco.

      Revenues from the sale of natural gas liquids decreased four percent from 1993, to $8.2 million in 1994.

      Revenues from gas gathering, processing and marketing were $44.3 million in 1994, up 71 percent from 1993. The revenue increase primarily reflects additional volumes sold under crude oil and natural gas contracts, an activity that generally creates relatively low margins. Gross margins from gathering, processing and marketing were $6.4 million in 1994, an increase of 32 percent from 1993.

      Other revenues increased to $9.5 million in 1994, up from $4.3 million in 1993. Non-recurring revenues in 1994 included $4 million from the favorable resolution of take-or-pay contract issues and $2.2 million in gains from the sale of stock held for investment.

COSTS AND EXPENSES

      Operating costs per equivalent unit of production declined 14 percent in 1994, as a 23-percent increase in production volumes more than offset a six-percent increase in operating costs. Aggregate operating costs increased from $140.6 million in 1993 to $149.5 million in 1994. Operating costs include lifting costs, workover expense, and applicable U.S. or foreign production taxes. On an equivalent unit of production basis, operating costs in 1994 declined to $3.40 per boe, down from $3.94 per boe in 1993. Apache's declining costs per boe reflect increasing natural gas production and lower production costs associated with the operation of gas-bearing properties as compared with oil-bearing properties. The decline in unit cost reflects the Company's continued cost saving efforts and the addition of offshore properties which are not subject to production taxes and traditionally have lower unit lifting costs.

      Depreciation, depletion and amortization (DD&A) expense rose 30 percent year-over-year to $257.8 million due to increased oil and natural gas production and a higher U.S. amortization rate expressed on a boe basis. Apache's U.S. amortization rate increased from $5.61 per boe in 1993 to $5.88 per boe in 1994 due to higher finding costs during the last two years. Recurring international DD&A expense increased as higher Australian production more than offset the impact of lower Canadian production.

      Although Apache increased its international exploration activity in 1994, international impairments declined to $7.3 million in 1994 from $23.2 million in 1993, reflecting the Company's successful international exploration efforts in China, Egypt, The Congo and Indonesia during 1994.

      Administrative, selling and other costs increased $2.1 million in 1994, or six percent from 1993. Administrative, selling and other costs, on an equivalent unit of production basis, declined 15 percent from the prior year to $.88 per boe in 1994 from $1.03 per boe in 1993, reflecting the increase in production over the prior year and results of the Company's sustained efforts to contain costs. The Company integrated AERC and the Hall-Houston properties with minimal increases in administrative staff.

      Net financing costs of $34.7 million were 13 percent higher than 1993. This was primarily as a result of increasing interest rates and increased debt in 1994 related to the AERC and Hall-Houston acquisitions which were funded in the second half of 1993. By year end, effective interest rates on Apache's floating rate debt, which includes all advances under its bank credit facility, increased approximately 59 percent over year-end 1993, as market rates increased at six different times during the year. Apache's average effective interest rate during 1994 increased to 6.88 percent from 5.46 percent during 1993. On an equivalent unit of production basis, net financing costs declined to $.79 per boe in 1994 from $.86 per boe in 1993, as increased production offset the rising cost of financing. On December 31, 1994, Apache's outstanding debt balance was $719 million, an increase of 39 percent from $519 million on December 31, 1993.

PRIOR-YEAR COMPARATIVE INFORMATION

      The Company reported net income of $46.8 million, or $.75 per share, in 1993 compared to a loss of $15.7 million, or $.28 per share, in 1992. The 1992 results were driven by a $34.9 million pre-tax loss on the disposal of substantially all of DEKALB's U.S. assets and impairments on oil and gas properties which totaled $65.3 million. These losses were partially offset by a $30.3 million pre-tax gain on the sale of the Company's interest in Natural Gas Clearinghouse (NGC).

      Volume and price information concerning the Company's 1993 and 1992 oil and gas production is summarized in the following table:

Selected Oil and Gas                                                                         Increase
Operating Statistics                                                1993          1992      (Decrease)
- --------------------                                              --------      --------    ----------
      Gas volume - Mcf per day:
        United States ......................................       299,486       280,473        7%
        Canada .............................................        57,449        47,292       21%
        International ......................................         3,589          --         --
                                                                  --------      --------
        Total ..............................................       360,524       327,765       10%
                                                                  ========      ========

      Average Gas Price - Per Mcf ..........................      $   1.94      $   1.66       17%

      Oil volume - Barrels per day:
        United States ......................................        31,809        33,604       (5)%
        Canada .............................................         2,033         2,120       (4)%
        International ......................................         1,874         1,066       76%
                                                                  --------      --------
        Total ..............................................        35,716        36,790       (3)%
                                                                  ========      ========

      Average Oil Price - Per Barrel .......................      $  16.74      $  18.11       (8)%

      Natural Gas Liquids (NGL) -
        Barrels per day ....................................         2,008         2,420      (17)%

      Average NGL Price - Per barrel .......................      $  11.55      $  11.79       (2)%


      Revenues for 1993 totaled $512.6 million, a one-percent decrease from the Company's 1992 revenues, which included a $30.3 million gain from the sale of the Company's interest in NGC. Production revenues in 1993 totaled $481.8 million compared to $453.8 million in 1992. Oil and gas revenues were influenced by improved gas prices over 1992, declining second-half oil prices, and the acquisition of AERC and the Hall-Houston properties in the second half of the year. Revenues from international operations increased 34 percent in 1993, to $61.4 million, with six months of Australian production from the 1993 AERC acquisition.

      Natural gas sales in 1993 contributed $255 million to revenues, up 28 percent from 1992, the result of sustained higher prices and higher production during 1993. Apache's average realized price for 1993 was $1.94 per Mcf, up 17 percent over the 1992 average of $1.66 per Mcf, positively affecting 1993 gas sales by $36.4 million. Hedging activities decreased gas sales by $5.4 million ($.04 per Mcf) in 1993 as compared to a $2.5 million decrease in 1992. Both years included losses on swap agreements and price sharing obligations with Amoco.

      The impact of higher gas prices was augmented by higher gas production in 1993 as compared with 1992. Gas production for the year averaged 360.5 MMcf per day, up 10 percent from 1992, positively affecting gas sales by $19.3 million. This increase is principally the result of production from newly acquired properties, the most significant of which were the offshore properties acquired from Hall-Houston, the additional 93-percent working interest in Matagorda Island Blocks 681 and 682 acquired in 1992, and the properties acquired in the merger with AERC. Combined, these three acquisitions comprised 332 Bcfe of proved reserves at year end 1993 and contributed 68 MMcf of gas per day to Apache's 1993 average daily production.

      Oil production in 1993 declined due to the sale by DEKALB of substantially all of its U.S. properties. Oil revenues were further reduced by lower oil prices. Oil production contributed $218.2 million to revenues during 1993, eleven percent below Apache's record $243.9 million in oil sales in 1992. Average daily oil production of approximately 35.7 Mbbls of oil decreased three percent from the prior year, negatively affecting oil sales by $7.8 million.

      The Company's average realized oil price of $16.74 per barrel declined eight percent from 1992, negatively affecting oil sales by $17.9 million. Hedging activities boosted Apache's average realized oil price in 1993 by $.37 per barrel ($4.8 million in sales), as compared to a $.34 per barrel increase ($4.7 million in sales) in 1992, due to Amoco price support hedging activities.

      Revenues from the sale of natural gas liquids and sulfur in 1993 declined 19 percent from 1992 to $8.5 million, a result of lower prices for natural gas liquids and the sale of the Whitney Canyon gas processing plant in 1992. The sale of natural gas liquids declined from 2.4 Mbbls per day in 1992 to 2.0 Mbbls per day in 1993.

      Revenues from gas gathering, processing and marketing were $25.9 million in 1993, down 10 percent from 1992. The decline primarily reflects the sale of Apache's interest in a gas gathering system in western Oklahoma in March 1993. As a result, gross margins from gathering, processing and marketing were $4.9 million in 1993, a decline of 32 percent from 1992.

      Operating costs were down two percent in 1993 to $140.6 million due to a decline in operating costs per barrel of oil equivalent. Operating costs include lifting costs, workover expense, and applicable domestic or foreign production taxes. On an equivalent unit of production basis, operating costs declined six percent in 1993 to $3.94 per boe, down from $4.20 per boe in 1992. Apache's declining costs per boe reflect increasing natural gas production and lower production costs associated with operating gas-bearing properties as compared to oil-bearing properties. Apache's operating costs were also reduced by refunds of well-control insurance totaling $.7 million and production tax refunds totaling $1.8 million during 1993.

      DD&A expense rose ten percent year-over-year to $198.3 million due to increased production. Apache's domestic amortization per boe was up slightly in 1993 to $5.61 from $5.30 per boe in 1992.

      International impairments, including Canada, declined to $23.2 million in 1993 from $40.6 million in 1992. The 1993 impairments included $6.7 million of the Company's investment in West Africa which the Company wrote-off in the third quarter of 1993 when it recognized a reduced probability of establishing commercial operations on two of Apache's concessions, and provisions for Apache's investment in the Java Sea (Indonesia) and Nanteau (France). In 1992, the Company recorded a $28.6 million write down of its Canadian properties and $12 million in impairments on international prospects with no oil and gas production.

      Administrative, selling and other costs were down 10 percent from those incurred in 1992, despite the Company's acquisitions during 1993. The reduction reflects the Company's sustained efforts to contain costs, the non-recurring administrative costs incurred in the 1992 corporate relocation to Houston, and the integration of MW. In 1993, Apache successfully assimilated the AERC and Hall-Houston properties with minimal additions to its administrative staff. Administrative cost reductions were partially offset, however, by expenses associated with an employee benefit plan based on Apache common stock, which increased in price by approximately 25 percent from year-end 1992 to year-end 1993.

      Net financing costs declined 22 percent in 1993, despite the use of bank debt to fund the AERC acquisition and Hall-Houston transaction. The decline is primarily attributable to a decline of approximately 152 basis points in Apache's effective interest in 1993 as compared with 1992, reflecting a general decline in interest rates and the conversion of Apache's 7 1/2-percent convertible subordinated debentures due 2000 into shares of Apache common stock in September 1993. Interest expense also declined as a result of Apache's repayment of bank debt from a portion of the $131.8 million in net proceeds of its public offering of common stock in March 1993, the successful conversion of approximately $150 million of its 7 1/2-percent convertible subordinated debentures due 2000 and through the redemption of $7 million of 9-percent convertible subordinated debentures due 2001. Debt reductions attributable to the public offering and debt conversion in 1993 were offset by debt incurred in connection with acquisitions. On December 31, 1993, Apache's outstanding debt balance was $519 million, a decrease of one percent from $525.6 million on December 31, 1992.

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

      Expenditures for exploration and development increased to $336.7 million in 1994 from $235.1 million in 1993. In the U.S., Apache completed 243 producing wells out of 299 gross wells drilled during the year compared with 266 gross wells drilled in 1993, of which 210 were completed as producers. Internationally, the Company had discoveries on 62 of 85 wells drilled in 1994, while completing 27 of 48 wells as producers in 1993. In 1994, the international completions included 45 gas wells in the Canadian Province of Alberta and 9 oil wells in the Province of British Columbia. U.S. expenditures for exploration and development in 1995, including workover and recompletion operations, are expected to decline to approximately $160 million as additional funds are used to reduce debt. The Company expects its international exploration and development expenditures in 1995 will total approximately $65 million, of which a larger share will be incurred outside of Canada.

      Cash expenditures for acquisitions during 1994 were $180.7 million, compared to $262.9 million in 1993. The most significant acquisition that Apache closed during 1994 was the purchase of substantially all of the U.S. oil and gas properties of Crystal Oil Company (Crystal) for $95.8 million. Apache also acquired approximately $84.9 million of other oil and gas properties through a number of different transactions during 1994. Funds for the 1994 acquisitions were obtained principally from borrowings under the Company's revolving bank credit facility.

      On March 1, 1995, Apache purchased certain U.S. oil and gas properties from Texaco Exploration and Production Inc. (Texaco) for approximately $571 million in cash, subject to adjustment. Apache delivered a $25 million deposit, representing a portion of the purchase price, upon execution of the purchase and sale agreement with Texaco in December 1994, and delivered the balance in cash at closing. Funds for the Texaco transaction were obtained from several sources, including increased borrowing capacity under the Company's bank credit facility and proceeds of Apache's $172.5 million 6-percent Convertible Subordinated Debentures due 2002 (6-percent debentures), which were issued on January 4, 1995. On March 1, 1995, lenders increased the Apache revolving credit facility to $1 billion, subject to borrowing base availability.

      Information concerning Apache's acquisition of DEKALB is set forth above under the heading "Overview".

      The Company aggressively pursues acquisition opportunities as part of its reserve growth strategy. The amount and timing of future funding requirements for acquisitions are dependent upon several factors, including the market for oil and gas properties, and cannot be predicted for the upcoming year.

      The aggregate cost of acquisitions in 1993, including the value of the shares issued and liabilities added through the acquisition of AERC, totaled $326.7 million. Apache's most significant transactions during 1993 were its acquisitions of oil and gas properties from Hall-Houston for $113.7 million in cash and the acquisition of AERC for approximately $98 million in cash and the issuance of 307,977 shares of Apache common stock. Apache also acquired more than $78.6 million of other properties during 1993, primarily representing purchases of additional working interests in properties in which Apache already held an interest, including the purchase of Key Production Company's interest in certain properties held by APC Operating Partnership L.P. prior to that partnership's dissolution during the first quarter of 1993.

      Other capital expenditures for 1993 include the purchase of NGC's interest in a gas gathering system in western Oklahoma which was sold in March 1993, in a transaction described under "Capital Resources and Liquidity" below.

      At December 31, 1994, Apache had outstanding $454 million under its revolving bank credit facility, $25.8 million in additional bank debt consolidated through the AEL banker's acceptance facility and an aggregate of $239.2 million in principal amount of other long-term debt, comprised principally of notes and debentures maturing in the years 1997 through 2002. The Company's overall debt at December 31, 1994 had increased $200.1 million from December 31, 1993, partly the result of borrowing to fund acquisitions and the purchase of approximately $15 million of AERC shares tendered to the Company in the first quarter of 1994. Apache made cash payments on long-term debt totaling $38 million in 1994, of which $14.7 million was scheduled under the Company's debt obligations and $19.6 million was paid due to the termination of AERC's bank credit facility. Interest payments on the Company's outstanding debt obligations during 1995 are projected (using weighted average balances for floating rate obligations) to be approximately $89 million, while scheduled principal payments for 1995 currently total $.1 million.

      Dividends paid during 1994 totaled $17.1 million, up 15 percent from 1993, primarily due to the issuance of approximately 5.8 million shares of the Company's common stock in connection with the March 1993 common stock offering, and the issuance of approximately 7.8 million shares in September 1993 upon the conversion of Apache's subordinated debentures. The Company's dividend policy currently provides for the payment of regular quarterly dividends at the rate of $.28 per share annually. Although no change in the dividend policy is contemplated for 1995, the declaration and amount of future dividends is dependent upon the Company's cash requirements, applicable debt covenants and other factors deemed relevant by the Board of Directors.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets.

      Net cash provided by operating activities during 1994 was $357.8 million, up $101.8 million from 1993. The 40-percent improvement in cash flows primarily reflects increased natural gas production and a $67.4 million advance on future gas deliveries related to the Company's sale of approximately 43.8 Bcf of natural gas for delivery over a six-year period. (See Note 5 to the Company's financial statements). Eliminating the effects of forward sale transactions, net cash provided by operating activities increased by 14 percent over 1993, reflecting the results of increased production partially offset by lower oil and gas prices.

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

      On March 1, 1995, in connection with the acquisition of certain oil and gas properties from Texaco, lenders increased the size of Apache's revolving credit facility from $700 million to $1 billion, subject to borrowing base availability. The borrowing base is the estimated loan value of the Company's oil and gas reserves, not including reserves outside the United States and subject to certain other exclusions, based upon forecast rates of production, as periodically redetermined by the lenders. Upon closing the Texaco transaction on March 1, 1995, Apache had approximately $840 million in loans outstanding under the facility with approximately $60 million remaining available. (See Note 3 to the Company's financial statements.)

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

      In March 1993, Apache and NGC completed the sale of their respective interests in a gathering system located in western Oklahoma. Apache received gross cash proceeds of approximately $32.2 million in the transaction, of which $16.4 million was attributable to NGC's interest in the system.

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

      In October, 1992, DEKALB sold substantially all of its U.S. oil and gas properties for approximately $104 million. Pursuant to the terms of the sale, the purchaser assumed certain liabilities related to the properties. As a result of the property disposition, DEKALB recorded a pre-tax loss of $34.9 million in 1992.

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

      The Company had $30 million in cash and cash equivalents on hand at December 31, 1994, down from $39.7 million at the end of 1993. The Company's ratio of current assets to current liabilities at year end of .98:1 improved from a ratio of .7:1 at year-end 1993.

      Management believes that cash on hand at year end, net cash generated from operations, proceeds from the sale of the 6-percent debentures, and increased borrowing capacity under its revolving bank credit facility will be adequate to satisfy the Company's financial obligations, including its purchase obligation with respect to the Texaco transaction (see "Capital Commitments"), and to meet future liquidity needs for at least the next two fiscal years.

FUTURE TRENDS

      The closing of the Texaco transaction marks the completion of a major acquisition cycle which will be followed by property consolidation and rationalization. Apache is committed to reducing its debt to capitalization ratio through the selective disposition of marginal and non-strategic properties and through property development focused on cash flow and debt reduction. In that regard, Apache announced on February 15, 1995, the Company's plan to sell substantially all of the oil and gas properties in its Rocky Mountain region and non-strategic assets in other operating regions, and to close its Denver, Colorado office. While total capital expenditures will be higher in 1995 due to the Texaco transaction, U.S. exploration and development costs will be reduced from their 1994 levels as a result of low product prices and the commitment to reduce debt. Property dispositions and reduced domestic exploration outlays in 1995 will likely result in lower production and reserves from the level achieved upon completion of the Texaco transaction. The following factors may also impact Apache's operating results and financial condition in the future.

CONTINUING VOLATILITY OF PRODUCT PRICES

      In 1994, spot market natural gas prices remained volatile and continued to behave unpredictably. Spot market oil prices, which are especially vulnerable to complex and unpredictable political and economic forces, also remained volatile in 1994, as Apache's average realized price fluctuated from $12.64 per barrel in March to $ 17.84 per barrel in July. Management believes that, absent a comprehensive U.S. energy policy, oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), events in the Middle

East and events in certain non-OPEC countries. Management also believes that gas prices will remain volatile and may fluctuate due to supply and demand perceptions.

MARKETING AND HEDGING

      In August 1994, Apache named a vice president of marketing, a newly created position, to oversee the marketing and sale of the Company's gas production. The Company expects to take a more active role in the marketing of Apache's production in 1995.

      Also during 1994, Apache undertook a comprehensive review of its risk management policies and procedures, with emphasis on commodity hedging. At December 31, 1994, Apache had eight open swap agreements hedging a total of 30,000 MMBtud of natural gas and 400 bopd of crude oil. (See Note 8 to the Company's financial statements.) The Company is likely to increase the use of commodity derivatives contracts to either fix or support oil and gas prices at targeted levels, or to minimize the impact of price fluctuations.

CEILING TEST FOR FULL COST COMPANIES

      Oil and gas producers that conduct their financial reporting under the full cost accounting rules are subject to Securities and Exchange Commission
(SEC) rules that require quarterly "ceiling test" calculations. This test requires a write-down when the capitalized cost of oil and gas properties exceeds the present value of proved reserves, plus the lower of cost or market value for unproved properties. (See Supplemental Oil and Gas Disclosures to the Company's financial statements). The test is applied at the end of each fiscal quarter on a country-by-country basis, and requires a write-down if the "ceiling" is exceeded, even if prices decline only for a short period of time. Many full cost companies, including Apache, are concerned about the impact of prolonged unfavorable gas prices on their ceiling test calculations. A further deterioration of gas or oil prices from year-end levels could result in the Company recording a non-cash charge to earnings related to its oil and gas properties in 1995. SEC rules permit the exclusion of capitalized costs and present value of recently acquired properties in performing ceiling test calculations. Pursuant to these rules, Apache has requested waivers and the SEC has granted one-year waivers with respect to the properties acquired from Texaco and Crystal. If the ceiling is exceeded on all U.S. properties, Apache will be required to perform an additional ceiling test excluding the Texaco and Crystal properties and record a write-down of carrying value if the ceiling is still exceeded.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-34 of this Form 10-K, and are incorporated herein by reference.

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

      The information set forth under Item 10 in DEKALB's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File No. 0-2886, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information set forth under the captions "Summary Compensation Table," "Option/SAR Grants Table," "Option/SAR Exercises and Year-End Value Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

      The information set forth under Item 11 in DEKALB's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File No. 0-2886, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Voting Securities and Principal Holders" in the Proxy Statement is incorporated herein by reference.

      The information set forth under Item 12 in DEKALB's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File No. 0-2886, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Business Relationships and Transactions" in the Proxy Statement is incorporated herein by reference.

      The information set forth under Items 11 and 13 in DEKALB's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File No. 0-2886, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS INCLUDED IN THIS REPORT:

      1.  FINANCIAL STATEMENTS

         Report of independent public accountants .......................   F-1
         Auditors' report ...............................................   F-2
         Report of management ...........................................   F-3
         Statement of consolidated operations for each of the three
           years in the period ended December 31, 1994 ..................   F-4
         Statement of consolidated cash flows for each of the three
           years in the period ended December 31, 1994 ..................   F-5
         Consolidated balance sheet as of December 31, 1994 and 1993 ....   F-6
         Statement of consolidated shareholders' equity for each of the
           three years in the period ended December 31, 1994 ............   F-8
         Summary of significant accounting policies .....................   F-9
         Notes to consolidated financial statements .....................   F-11
         Supplemental oil and gas disclosures ...........................   F-26
         Supplemental quarterly financial data ..........................   F-32

     2.  FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

     3.  EXHIBITS

         EXHIBIT NO.     DESCRIPTION
         -----------     -----------

            2.1  --      Stock Purchase Agreement, dated July 1, 1991, between
                         Registrant and Amoco Production Company (incorporated by reference to Exhibit 10.1 to Registrant's Current
                         Report on Form 8-K, dated July 1, 1991, SEC File No.
                         1-4300, filed July 19, 1991).

            2.2  --      Purchase and Sale Agreement between Hall-Houston Oil
                         Company, as seller, and Registrant, as buyer, dated as of June 2, 1993 (incorporated by reference to Exhibit
                         10.1 to Registrant's Current Report on Form 8-K, dated
                         August 31, 1993, SEC File No. 1-4300, filed September
                         7, 1993).

            2.3  --      Purchase and Sale Agreement between Hall-Houston Oil
                         Company, as seller, and Registrant, as buyer, dated as of August 13, 1993 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form
                         8-K, dated August 31, 1993, SEC File No. 1-4300, filed
                         September 7, 1993).

            2.4  --      Form of Acquisition Agreement between Registrant, HERC
                         Acquisition Corporation and Hadson Energy Resources
                         Corporation, dated August 26, 1993, and amended
                         September 28, 1993 (incorporated by reference to
                         Exhibit 2.1 to Registrant's Registration Statement on
                         Form S-4, Registration No. 33-67954, filed September
                         29, 1993).

            2.5  --      Purchase and Sale Agreement by and between Texaco
                         Exploration and Production Inc., as seller, and Registrant, as buyer, dated December 22, 1994
                         (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K, dated November
                         29, 1994, SEC File No. 1-4300, filed December 29,
                         1994).

            2.6  --      Amended and Restated Agreement and Plan of Merger among
                         Registrant, XPX Acquisitions, Inc. and DEKALB Energy
                         Company, dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to
                         Registrant's Registration Statement on Form S-4,
                         Registration No. 33-57321, filed April 14, 1995).

            2.7  --      Matagorda Island 681 Field Purchase and Sale Agreement
                         with Option to Exchange, dated November 24, 1992, between Shell Offshore Inc., SOI Royalties Inc., and
                         Registrant (incorporated by reference to Exhibit 10.7 to Apache Offshore Investment Partnership's Annual
                         Report on Form 10-K for year ended December 31, 1992,
                         SEC File No. 0-13546).

            3.1  --      Restated Certificate of Incorporation of Registrant,
                         dated December 1, 1993, as filed with the Secretary of State of Delaware on December 16, 1993 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for year ended December 31, 1993, SEC File
                         No. 1-4300).

            3.2  --      Bylaws of Registrant, dated as of December 9, 1992
                         (incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1992, SEC File No. 1-4300).

            4.1  --      Form of common stock certificate (incorporated by
                         reference to Exhibit 4.4 to Amendment No. 1 to
                         Registrant's Registration Statement on Form S-3,
                         Registration No. 33-5097, filed May 16, 1986).

         EXHIBIT NO.     DESCRIPTION
         -----------     -----------

            4.2  --      Rights Agreement, dated as of January 10, 1986, between
                         Registrant and First Trust Company, Inc., rights agent, relating to the declaration of Rights to Registrant's common stockholders of record on January 24, 1986
                         (incorporated by reference to Exhibit 4.9 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1985, SEC File No. 1-4300).

            10.1  --     Second Amended and Restated Credit Agreement, dated
                         April 30, 1994, among Registrant, the lenders named therein, and The First National Bank of Chicago and
                         Chemical Bank, as agents (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
                         10-Q for quarter ended June 30, 1994, SEC File No.
                         1-4300).

            10.2  --     Third Amended and Restated Credit Agreement, dated
                         March 1, 1995, among Registrant, the lenders named therein, and The First National Bank of Chicago, as
                         Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for year ended December 31, 1994, SEC File No. 1-4300).

            10.3  --     Fiscal Agency Agreement, dated as of January 4, 1995,
                         between Registrant and Chemical Bank, as fiscal agent
                         (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K, dated December
                         6, 1994, SEC File No. 1-4300, filed January 11, 1995.)

           +10.4  --     1982 Employee Stock Option Plan, as updated in January
                         1987 to conform to the Tax Reform Act of 1986
                         (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1990, SEC File No. 1-4300).

           +10.5  --     Apache Corporation Corporate Administrative Group
                         Incentive Plan, effective as of January 1, 1989
                         (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1990, SEC File No. 1-4300).

           +10.6  --     First Amendment to Apache Corporation Corporate
                         Administrative Group Incentive Plan, effective January
                         1, 1990 (incorporated by reference to Exhibit 10.14 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1993, SEC File No. 1-4300).

           +10.7  --     Apache Corporation Retirement/401(k) Savings Plan,
                         dated December 22, 1994, effective January 1, 1995
                         (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1994, SEC File No 1-4300).

           +10.8  --     Non-Qualified Retirement/Savings Plan of Apache
                         Corporation, dated November 16, 1989 (incorporated by reference to Exhibit 10.11 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1989,
                         SEC File No. 1-4300).

           +10.9  --     Apache International, Inc. Common Stock Award Plan,
                         dated February 12, 1990 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1989, SEC File No.
                         1-4300).

           +10.10  --    Apache Corporation 1990 Phantom Stock Appreciation
                         Plan, dated as of September 28, 1990 (incorporated by reference to Exhibit 10.17 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1990,
                         SEC File No. 1-4300).

           +10.11  --    Apache Corporation 1990 Stock Incentive Plan, dated as
                         of September 28, 1990 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1990, SEC File No.
                         1-4300).

         EXHIBIT NO.     DESCRIPTION
         -----------     -----------

           +10.12  --    Amendment No. 1 to the Apache Corporation 1990 Stock
                         Incentive Plan, dated as of July 17, 1992 (incorporated by reference to Exhibit 4.4 to Registrant's
                         Registration Statement on Form S-8, Registration No.
                         33-53442, filed October 19, 1992).

           +10.13  --    Apache Corporation 1995 Stock Option Plan, adopted
                         February 9, 1995 (incorporated by reference to Exhibit
                         10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1994, SEC File No. 1-4300).

           +10.14  --    Apache Corporation Income Continuance Plan, as amended
                         and restated February 24, 1988 (incorporated by reference to Exhibit 10.19 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1990,
                         SEC File No. 1-4300).

           +10.15  --    Apache Corporation Directors' Deferred Compensation
                         Plan, as amended and restated September 14, 1994
                         (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1994, SEC File No. 1-4300).

           +10.16  --    Apache Corporation Phantom Stock Appreciation Plan for
                         Directors, effective as of May 4, 1989 (incorporated by reference to Exhibit 10.22 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1990,
                         SEC File No. 1-4300).

           +10.17  --    Apache Corporation Outside Directors' Retirement Plan,
                         effective December 15, 1992 (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1992, SEC File No.
                         1-4300).

           +10.18  --    Apache Corporation Equity Compensation Plan for
                         Non-Employee Directors, adopted February 9, 1994, and form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1993,
                         SEC File No. 1-4300).

           +10.19  --    Amended and Restated Employment Agreement, dated
                         December 5, 1990, between Registrant and Raymond Plank
                         (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1990, SEC File No. 1-4300).

           +10.20  --    Amended and Restated Employment Agreement, dated
                         December 20, 1990, between Registrant and John A. Kocur
                         (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1990, SEC File No. 1-4300).

           +10.21  --    Employment Agreement, dated March 20, 1991, between
                         Registrant and William J. Johnson (incorporated by reference to Exhibit 10.15 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1992,
                         SEC File No. 1-4300).

           +10.22  --    Employment Agreement, dated June 6, 1988, between
                         Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for year ended December 31, 1989, SEC File
                         No. 1-4300).

           +10.23  --    Consulting Agreement, dated November 1, 1993, between
                         Registrant and John A. Kocur (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1993, SEC File No.
                         1-4300).

           +10.24  --    Consulting Agreement, effective April 28, 1994, between
                         Registrant and William J. Johnson (incorporated by reference to Exhibit 10.24 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1994,
                         SEC File No. 1-4300).

         EXHIBIT NO.     DESCRIPTION
         -----------     -----------

           +10.25  --    Consulting Agreement, effective January 1, 1995,
                         between Registrant and John L. Moran (incorporated by reference to Exhibit 10.25 to Registrant's Annual
                         Report on Form 10-K for the year ended December 31, 1994, SEC File No. 1-4300).

            10.26  --    Indenture, dated as of April 1, 1988, between DEKALB
                         and Continental Illinois Bank and Trust Company of
                         Chicago, as trustee, relating to the 10% Long-Term
                         Notes and 9.875% Long-Term Notes (incorporated by reference to Exhibit 4(a) to DEKALB's Registration
                         Statement on Form S-3, Registration No. 33-12534, filed
                         March 11, 1987).

            10.27  --    Extendible Revolving Term Credit Agreement, dated
                         November 19, 1992, between DEKALB Energy Canada Ltd.
                         and the Royal Bank of Canada (incorporated by reference to Exhibit 4.2 to DEKALB's Annual Report on Form 10-K for year ended December 31, 1992, SEC File No. 0-2886).

           +10.28  --    DEKALB Stock Option Plan and form of Stock Option
                         Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to DEKALB's Annual Report on Form 10-K for year ended August 31, 1986, SEC File No. 0-2886).

           +10.29  --    Letter Agreement, dated July 23, 1992, between DEKALB
                         and Vincent J. Tkachyk (incorporated by reference to Exhibit 10.3 to DEKALB's Annual Report on Form 10-K for year ended December 31, 1992, SEC File No. 0-2886).

           +10.30  --    DEKALB Deferred Management Employees Compensation Plan,
                         revised as of July 1, 1983, (incorporated by reference to Exhibit 10.13 to DEKALB's Annual Report on Form 10-K for year ended December 31, 1988, SEC File No. 0-2886).

           +10.31  --    Employment Agreements between DEKALB and Bruce P.
                         Bickner, dated January 1, 1992, and John H. Witmer,
                         Jr., dated January 1, 1992 (incorporated by reference to Exhibits 10.14 and 10.15 to DEKALB's Annual Report on Form 10-K for year ended December 31, 1991, SEC File
                         No. 0-2886).

           +10.32  --    DEKALB Long Term Incentive Plan, dated February 28,
                         1990 (incorporated by reference to Exhibit 10.16 to DEKALB's Quarterly Report on Form 10-Q for quarter ended March 31, 1990, SEC File No. 0-2886).

            10.33  --    Firm Transportation Service Agreement, dated April 25,
                         1991, between DEKALB and Pacific Gas Transmission
                         Company (incorporated by reference to Exhibit 10.9 to DEKALB's Annual Report on Form 10-K for year ended
                         December 31, 1992, SEC File No. 0-2886).

            10.34  --    Asset Purchase and Sale Agreement, dated July 8, 1992,
                         between DEKALB and Louis Dreyfus Gas Holdings Inc.
                         (incorporated by reference to Exhibit 10.10 to DEKALB's
                         Current Report on Form 8-K, dated October 16, 1992, SEC
                         File No. 0-2886).

           +10.35  --    DEKALB Profit Based Thrift Plan, effective September 1,
                         1989, as amended August 14, 1991 (incorporated by reference to Exhibit 10.11 to DEKALB's Annual Report on
                         Form 10-K for year ended December 31, 1992, SEC File
                         No. 0-2886).

           +10.36  --    Temporary Consulting Contracts between DEKALB and
                         Donald McMorland, dated June 1, 1994, and John Leteta, dated November 28, 1994 (incorporated by reference to Exhibits 10.11 and 10.12 to DEKALB's Annual Report on
                         Form 10-K for year ended December 31, 1994, SEC File
                         No. 0-2886).

         EXHIBIT  NO.    DESCRIPTION
         -----------     -----------

            *11.1  --    Statement regarding computation of earnings per share
                         of Registrant's common stock for the year ended
                         December 31, 1994.

            *21.1  --    Subsidiaries of Registrant

            *23.1  --    Consent of Arthur Andersen LLP

            *23.2  --    Consent of Coopers & Lybrand

            *23.3  --    Consent of Ryder Scott Company Petroleum Engineers

            *27.1  --    Financial Data Schedule
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

(B)  REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed by Apache during the fiscal quarter ended December 31, 1994:

         November 29, 1994 - Item 5. Other Events - Apache entered into a memorandum of understanding, and subsequently into a purchase and sale agreement with Texaco Exploration and Production Inc., under which Apache will acquire Texaco's interest in over 300 oil and gas fields for approximately $600 million, subject to certain adjustments.

         December 6, 1994 - Item 5. Other Events - Apache issued $172.5 million principal amount of 6-percent Convertible Subordinated Debentures due 2002, which are convertible into Apache common stock at a conversion price of $30.68 per share.

         December 21, 1994 - Item 5. Other Events - Apache entered into an agreement and plan of merger with DEKALB pursuant to which (i) each outstanding share of DEKALB stock will be converted into the right to receive between .85 and .90 shares of Apache common stock, and (ii) DEKALB will become a wholly-owned subsidiary of Apache.

     The following reports on Form 8-K were filed by DEKALB during the fiscal quarter ended December 31, 1994:

         September 17, 1994 - Item 5. Other Events - Announcement of the death of Michael E. Finnegan, Executive Vice President and Chief Financial Officer of DEKALB.

         December 21, 1994 - Item 5. Other Events - DEKALB entered into an agreement and plan of merger among Apache, XPX Acquisitions, Inc. ("XPX"), a wholly owned subsidiary of Apache, and DEKALB, providing for the merger of XPX into DEKALB in a transaction under Delaware law by which DEKALB would become a wholly owned subsidiary of Apache; and Item 7 - Financial Statements and Exhibits related to such transaction.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           APACHE CORPORATION

Date:   August 2, 1995               By: /s/ Mark A. Jackson
                                         --------------------------
                                         Mark A. Jackson,
                                         Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Apache Corporation does not have a Principal Financial Officer.)

           SIGNATURE                                      TITLE
           ---------                                      -----
/s/ Raymond Plank*                               Chairman and Chief Executive Officer
- ---------------------------------                (Principal Executive Officer)
Raymond Plank


/s/ Mark A. Jackson*                             Vice President, Finance
- ---------------------------------
Mark A. Jackson

/s/ R. Kent Samuel*                              Controller and Chief Accounting Officer
- ---------------------------------                (Principal Accounting Officer)
R. Kent Samuel

/s/ Frederick M. Bohen*                          Director
- ---------------------------------
Frederick M. Bohen

/s/ Virgil B. Day*                               Director
- ---------------------------------
Virgil B. Day

/s/ G. Steven Farris*                            Director
- ---------------------------------
G. Steven Farris

/s/ Randolph M. Ferlic*                          Director
- ---------------------------------
Randolph M. Ferlic

/s/ Eugene C. Fiedorek*                          Director
- ---------------------------------
Eugene C. Fiedorek

/s/ W. Brooks Fields*                            Director
- ---------------------------------
W. Brooks Fields

/s/ Robert V. Gisselbeck*                        Director
- ---------------------------------
Robert V. Gisselbeck

/s/ Stanley K. Hathaway*                         Director
- ---------------------------------
Stanley K. Hathaway

/s/ John A. Kocur*                               Director
- ---------------------------------
John A. Kocur

/s/ Jay A. Precourt*                             Director
- ---------------------------------
Jay A. Precourt

/s/ Joseph A. Rice*                              Director
- ---------------------------------
Joseph A. Rice

*By /s/ Mark A. Jackson                                                                        August 2, 1995
- ---------------------------------
Mark A. Jackson
Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DEKALB Energy Company, a company acquired during 1995 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such financial statements are included in the consolidated financial statements of Apache Corporation and reflect total assets and total revenues of 10 percent and eight percent, respectively, of the related consolidated totals as of and for the year ended December 31, 1994, total assets and total revenues of 12 percent and nine percent, respectively, of the related consolidated totals as of and for the year ended December 31, 1993, and total revenues of 12 percent of the related consolidated total for the year ended December 31, 1992, after restatement to reflect certain adjustments as set forth in Note 1. The financial statements of DEKALB Energy Company, prior to those adjustments, were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for DEKALB Energy Company, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As explained in Note 4 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.



                               ARTHUR ANDERSEN LLP

Houston, Texas
May 17, 1995

                                AUDITORS' REPORT

To the Shareholders and Board of Directors of DEKALB Energy Company:

We have audited the consolidated balance sheets of DEKALB Energy Company as at December 31, 1994 and 1993, and the consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of DEKALB Energy Company as at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in accordance with United States generally accepted accounting principles.


                                                               COOPERS & LYBRAND


Calgary, Alberta
February 13, 1995

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

     The financial statements of Apache Corporation and its Subsidiaries, except for DEKALB Energy Company, have been audited by Arthur Andersen LLP, independent public accountants. The financial statements of DEKALB Energy Company and its subsidiaries were audited by Coopers & Lybrand. Their audits included developing an overall understanding of each Company's accounting systems, procedures and internal controls and conducting tests and other auditing procedures sufficient to support their opinions on the fairness of the respective consolidated financial statements.

     The Apache Corporation Board of Directors exercises its oversight responsibility for the financial statements through its Audit Committee, composed solely of directors who are not employed by Apache. The Audit Committee meets periodically with management, internal auditors and the independent public accountants to ensure that they are successfully completing designated responsibilities. The internal auditors and independent public accountants have open access to the Audit Committee to discuss auditing and financial reporting issues.


Raymond Plank
Chairman of the Board
and Chief Executive Officer


Mark A. Jackson
Vice President, Finance


R. Kent Samuel
Controller and Chief Accounting Officer

                       APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (RESTATED)

                                                                  For the Year Ended December 31,
                                                                ----------------------------------
                                                                1994           1993           1992
                                                                ----           ----           ----
                                                              (In thousands, except per share data)
REVENUES:
     Oil and gas production revenues ...................     $ 538,389      $ 481,848      $ 453,835
     Gathering, processing and marketing revenues ......        44,287         25,862         28,594
     Equity in income of affiliates ....................           459            624          3,451
     Gain on sale of investment in affiliate ...........          --             --           30,259
     Other revenues ....................................         9,491          4,298          1,264
                                                             ---------      ---------      ---------
                                                               592,626        512,632        517,403
                                                             ---------      ---------      ---------

OPERATING EXPENSES:
     Depreciation, depletion and amortization ..........       257,821        198,320        179,876
     Impairments .......................................         7,300         23,200         65,320
     (Gain) loss on disposal of assets .................          --             (513)        34,942
     Operating costs ...................................       149,474        140,580        144,170
     Gathering, processing and marketing costs .........        37,866         21,010         21,452
     Administrative, selling and other .................        38,729         36,629         40,599
     Financing costs:
          Interest expense .............................        37,838         34,205         45,731
          Amortization of deferred loan costs ..........         3,987          3,896          3,888
          Capitalized interest .........................        (6,034)        (6,279)        (8,996)
          Interest income ..............................        (1,048)        (1,145)        (1,170)
                                                             ---------      ---------      ---------
                                                               525,933        449,903        525,812
                                                             ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ......................        66,693         62,729         (8,409)
     Provision for income taxes ........................        21,110         21,308          6,223
                                                             ---------      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...............        45,583         41,421        (14,632)
     Loss from discontinued operations .................          --             --           (1,050)
     Cumulative effect of change in accounting principle          --            5,334           --
                                                             ---------      ---------      ---------
NET INCOME (LOSS) ......................................     $  45,583      $  46,755      $ (15,682)
                                                             =========      =========      =========

INCOME (LOSS) PER SHARE:
    Continuing operations ..............................     $     .65      $     .67      $    (.26)
    Discontinued operations ............................          --             --             (.02)
    Cumulative effect of change in accounting principle           --              .08           --
                                                             ---------      ---------      ---------

NET INCOME (LOSS) PER COMMON SHARE .....................     $     .65      $     .75      $    (.28)
                                                             =========      =========      =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .............        69,715         62,013         55,344
                                                             =========      =========      =========


 The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (RESTATED)

                                                                              For the Year Ended December 31,
                                                                        ---------------------------------------
                                                                          1994           1993            1992
                                                                        ---------      ---------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations .....................     $  45,583      $  41,421      $ (14,632)
     Adjustments to reconcile income (loss) from continuing
       operations to net cash provided by operating activities:
          Depreciation, depletion and amortization ................       257,821        198,320        179,876
          Impairments .............................................         7,300         23,200         65,320
          Amortization of deferred loan costs .....................         3,987          3,896          3,888
          Provision for deferred income taxes .....................        24,385         20,539           (998)
          Gain on sale of investment in affiliate .................          --             --          (30,259)
          Gain (loss) on disposal of assets .......................          --             (513)        34,942
          Other ...................................................            46            140            603
     Cash distributions in excess of (less than) earnings of
       affiliates .................................................          (459)          (662)         2,650
     Gain on sale of stock held for investment ....................        (2,178)          --             --
     Changes in operating assets and liabilities, net of effects of acquisitions:
          (Increase) decrease in receivables ......................       (12,128)        (8,641)        12,373
          (Increase) decrease in advances to oil and
               gas ventures and other .............................        (2,281)           137         (3,598)
          Increase (decrease) in deferred charges and other .......        (3,238)         2,120         (5,968)
          Decrease in payables ....................................       (17,288)        (5,463)       (12,508)
          Increase (decrease) in accrued operating costs ..........           541         (8,177)        (8,660)
          Advance from gas purchaser ..............................        67,376           --             --
          Decrease in deferred credits and
               noncurrent liabilities .............................       (11,768)       (11,166)          (556)
                                                                        ---------      ---------      ---------
               Cash flows from continuing operations ..............       357,699        255,151        222,473
               Cash flows from discontinued operations ............            70            840            480
                                                                        ---------      ---------      ---------
                     Net cash provided by operating activities ....       357,769        255,991        222,953
                                                                        ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures .....................      (344,125)      (237,831)      (154,771)
     Acquisition of oil and gas properties ........................      (180,742)      (192,256)       (64,867)
     Non-cash portion of net oil and gas property additions .......         5,480          8,789          2,877
     Purchase of AERC stock, net of cash acquired .................       (13,885)       (70,692)          --
     Purchase of stock held for investment ........................        (5,051)          --             --
     Proceeds from sale of oil and gas properties .................        19,525         10,342        142,098
     Prepaid acquisition cost .....................................       (25,377)          --             --
     Proceeds from sale of stock held for investment ..............         6,640           --             --
     Proceeds from sale of gas gathering system ...................          --           32,201           --
     Proceeds from sale of investment in affiliate ................          --             --           58,200
     Other capital expenditures, net ..............................       (11,968)       (32,370)       (12,609)
     Other, net ...................................................        (1,716)         1,145         (1,173)
                                                                        ---------      ---------      ---------
                     Net cash used by investing activities ........      (551,219)      (480,672)       (30,245)
                                                                        ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings .........................................       244,058        275,424        301,378
     Payments on long-term debt ...................................       (38,019)      (180,400)      (439,253)
     Net increase (decrease) in short-term borrowings .............        (5,478)         5,455         (1,631)
     Dividends paid ...............................................       (17,131)       (14,919)       (13,130)
     Proceeds from issuance of common stock .......................         4,599        134,224            709
     Payments to acquire treasury stock ...........................        (3,389)          (104)          (331)
     Costs of debt and equity transactions ........................          (875)          (270)        (3,971)
                                                                        ---------      ---------      ---------
               Net cash provided (used) by financing activities ...       183,765        219,410       (156,229)
                                                                        ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS .............................................        (9,685)        (5,271)        36,479
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR ............................................        39,728         44,999          8,520
                                                                        ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................     $  30,043      $  39,728      $  44,999
                                                                        =========      =========      =========


    The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (RESTATED)

                                                                              December 31,
                                                                         ----------------------
                                                                         1994              1993
                                                                         ----              ----
                                                                             (In thousands)

                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................     $     30,043      $     39,728
     Receivables ..............................................          111,310            99,714
     Inventories ..............................................            8,868             7,152
     Advances to oil and gas ventures and other ...............           10,093             7,750
                                                                    ------------      ------------
                                                                         160,314           154,344
                                                                    ------------      ------------
PROPERTY AND EQUIPMENT:
     Oil and gas, on the basis of full cost accounting:
          Proved properties ...................................        3,265,770         2,815,036
          Unproved properties and properties under development,
               not being amortized ............................          157,379           114,645
     Gas gathering, transmission and processing facilities ....           25,809            25,809
     Other ....................................................           49,912            39,755
                                                                    ------------      ------------
                                                                       3,498,870         2,995,245
     Less: Accumulated depreciation, depletion and amortization       (1,682,039)       (1,424,248)
                                                                    ------------      ------------
                                                                       1,816,831         1,570,997
                                                                    ------------      ------------
OTHER ASSETS:
     Deferred charges and other ...............................           59,482            33,862
                                                                    ------------      ------------
                                                                    $  2,036,627      $  1,759,203
                                                                    ============      ============

    The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (RESTATED)

                                                                                          December 31,
                                                                                ------------------------------
                                                                                    1994               1993
                                                                                    ----               ----
                                                                                         (In thousands)

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term notes and current maturities of long-term debt ............     $        100      $     14,680
     Accounts payable .....................................................           92,861           128,084
     Accrued operating expense ............................................           16,722            19,471
     Accrued income taxes .................................................             --               6,048
     Accrued exploration and development ..................................           25,077            15,442
     Accrued compensation and benefits ....................................           10,794             9,541
     Other accrued expenses ...............................................           17,963            16,616
                                                                                ------------      ------------
                                                                                     163,517           209,882
                                                                                ------------      ------------

LONG-TERM DEBT ............................................................          719,033           504,334
                                                                                ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
     Income taxes .........................................................          151,216           125,878
     Advance from gas purchaser ...........................................           67,376              --
     Other ................................................................           44,398            50,513
                                                                                ------------      ------------
                                                                                     262,990           176,391
                                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
     Common stock, $1.25 par, 215,000,000 shares authorized, 70,785,067 and
          70,753,137 shares issued, respectively ..........................           88,482            88,442
     Paid-in capital ......................................................          500,101           499,817
     Retained earnings ....................................................          335,293           306,892
     Treasury stock, at cost, 1,118,975 and 1,248,827 shares, respectively           (13,452)          (14,414)
     Currency translation adjustments .....................................          (19,337)          (12,141)
                                                                                ------------      ------------
                                                                                     891,087           868,596
                                                                                ------------      ------------
                                                                                $  2,036,627      $  1,759,203
                                                                                ============      ============


    The accompanying summary of significant accounting policies and notes to consolidated financial statements are integral parts of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (RESTATED)

                                                                                                        Currency       Total
                                                 Common       Paid-In       Retained      Treasury     Translation  Shareholders'
                                                  Stock       Capital       Earnings        Stock       Adjustments    Equity
                                                  -----       -------       --------        -----       -----------   --------
                                                                             (In thousands)
BALANCE, DECEMBER  31, 1991,
     as previously reported ...............    $  68,850     $ 321,343     $ 327,973     $(105,884)    $  12,016     $ 624,298
     DEKALB treasury shares retired........       (2,521)      (87,092)         --          89,613          --            --
     Par value increase for DEKALB shares
       outstanding.........................        4,538        (4,538)         --            --            --            --
     Cumulative effect on prior years of
       conforming adjustment to
       depreciation, depletion
       and amortization ...................         --            --         (23,117)         --            --         (23,117)
                                               ---------     ---------     ---------     ---------     ---------     ---------
ADJUSTED BALANCE, DECEMBER 31, 1991 .......       70,867       229,713       304,856       (16,271)       12,016       601,181
     Net income (loss) ....................         --            --         (15,682)         --            --         (15,682)
     Dividends ($.28 per common share) ....         --            --         (13,135)         --            --         (13,135)
     Common shares issued .................           79           435          --            --            --             514
     Treasury shares issued ...............         --            (717)         --             935          --             218
     Treasury shares purchased ............         --            --            --            (331)         --            (331)
     Treasury shares retired ..............          (34)         (294)         --             328          --            --
     Currency translation adjustments .....         --            --            --            --         (18,241)      (18,241)
                                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, DECEMBER 31, 1992 ................       70,912       229,137       276,039       (15,339)       (6,225)      554,524
     Net income ...........................         --            --          46,755          --            --          46,755
     Dividends ($.28 per common share) ....         --            --         (15,902)         --            --         (15,902)
     Common shares issued .................       17,538       270,859          --            --            --         288,397
     Treasury shares issued ...............         --            (108)         --             950          --             842
     Treasury shares purchased ............         --            --            --            (104)         --            (104)
     Treasury shares retired ..............           (8)          (71)         --              79          --            --
     Currency translation adjustments .....         --            --            --            --          (5,916)       (5,916)
                                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, DECEMBER 31, 1993 ................       88,442       499,817       306,892       (14,414)      (12,141)      868,596
     Net income ...........................         --            --          45,583          --            --          45,583
     Dividends ($.28 per common share) ....         --            --         (17,182)         --            --         (17,182)
     Common shares issued .................          281         3,428          --            --            --           3,709
     Treasury shares issued ...............         --            --            --             966          --             966
     Treasury shares purchased ............         --            --            --          (3,389)         --          (3,389)
     Treasury shares retired ..............         (241)       (3,144)         --           3,385          --            --
     Currency translation adjustments .....         --            --            --            --          (7,196)       (7,196)
                                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, DECEMBER 31, 1994 ................    $  88,482     $ 500,101     $ 335,293     $ (13,452)    $ (19,337)    $ 891,087
                                               =========     =========     =========     =========     =========     =========

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

PROPERTY AND EQUIPMENT

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Apache capitalized $33.2 million, $27.8 million and $25.9 million of internal costs in 1994, 1993 and 1992, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Internal costs attributable to the management of the Company's producing properties, before recoveries from industry partners, totaled $13.2 million, $10.8 million and $ 10.6 million in 1994, 1993 and 1992, respectively, and are included in operating costs on the Company's Statement of Consolidated Income. Interest costs related to development projects in progress for an extended period are also capitalized to oil and gas properties. Unless significant reserves are involved, proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs and gains or losses are not recognized.

     Apache computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized interest costs are excluded from the amortization base until the properties associated with these costs are evaluated and determined to be productive. The amortizable base includes estimated future development cost and dismantlement, restoration and abandonment costs, net of estimated salvage values. These future costs are generally estimated by engineers employed by Apache.

     Apache limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves, net of related tax effects, discounted at 10 percent. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Company recorded write downs of capitalized costs in 1992 totaling $53.3 million. Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has not indicated an intention to repeal this legislation.

     The costs of certain unevaluated leasehold acreage and wells in the process of being drilled are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those international operations where a reserve base is not yet established.

     Buildings, equipment, gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets which range from two to 20 years. Accumulated depreciation for these assets totaled $25.7 million and $19.3 million at December 31, 1994 and 1993, respectively.

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

INCOME TAXES

     The Company provides deferred income taxes for all temporary differences between financial and income tax reporting. Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The adoption of SFAS No. 109 resulted in a one time benefit of $5.3 million in the first quarter of 1993.

FOREIGN CURRENCY TRANSLATION

     The U.S. dollar is considered the functional currency for each of the Company's international operations except for the Canadian subsidiary whose functional currency is Canadian dollars. Translation adjustments resulting from translating the Canadian subsidiary foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in a separate component of shareholders' equity. For other international operations, translation gains or losses are recognized in current net income and were not material in any of the periods presented.

INCOME PER COMMON SHARE

     Income per common share amounts are based on the weighted average number of shares of common stock outstanding. The effects of common equivalent shares, which would include shares from the assumed conversion of the 3.93-percent notes, were immaterial or were not dilutive for each of the periods presented. Furthermore, fully diluted income per share, assuming conversion of certain of the convertible debentures, was not significantly different than primary income per share for all periods presented.

STATEMENT OF CONSOLIDATED CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

                       APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACQUISITIONS AND DIVESTITURES

COMPLETED TRANSACTIONS

     On May 17, 1995, Apache acquired DEKALB Energy Company (DEKALB, now known as DEK Energy Company), an oil and gas company engaged in the exploration for, and the development of, crude oil and natural gas in Canada, through a merger which resulted in DEKALB becoming a wholly-owned subsidiary of Apache. Pursuant to the merger agreement, DEKALB shareholders received .8764 shares of Apache common stock in exchange for each share of DEKALB Class A stock and Class B stock. As a result, 8.4 million shares of Apache common stock were issued in exchange for outstanding DEKALB stock and for DEKALB employee stock options. The estimated merger costs of approximately $10 million will be charged to expense in the second quarter of 1995.

     The merger was accounted for as a "pooling of interests". As a result, the financial information has been restated to present information for 1994 and preceding years on a combined basis using the "pooling of interests" method of accounting. The common stock data presented herein includes DEKALB, restated based upon the .8764 exchange ratio for the merger.

     In connection with the DEKALB merger, the methods used by Apache and DEKALB in computing DD&A of proved oil and gas properties were conformed to the units-of-production method using physical units. This method was previously used by DEKALB and in conforming the methods used, Apache adopted the units-of-production method in lieu of the future gross revenue method. The conforming adjustments for DD&A has been reflected retroactively in the combined financial statements along with an adjustment to DEKALB's previously recorded deferred tax valuation allowance for U.S. operating loss carryforwards expected to be utilized by Apache in future periods. All other adjustments are reclassifications to conform financial statement presentation. A reconciliation of the previously separate results to the restated combined results is as follows:

                                                    1994           1993           1992
                                                    ----           ----           ----
                                                              (In thousands)
Revenues:
      Apache ................................     $ 545,621      $ 466,638      $ 454,300
      DEKALB ................................        46,290         45,903         60,733
      Reclassifications to
       conform presentation .................           715             91          2,370
                                                  ---------      ---------      ---------
                                                  $ 592,626      $ 512,632      $ 517,403
                                                  =========      =========      =========
Income (loss) from continuing operations:
      Apache ................................     $  42,837      $  37,334      $  47,776
      DEKALB ................................         6,813          5,672        (69,253)
      Conforming adjustments:
           DD&A .............................        (6,682)        (4,311)            99
           Income taxes......................         2,615          2,726          6,746
                                                  ---------      ---------      ---------
                                                  $  45,583      $  41,421      $( 14,632)
                                                  =========      =========      =========
Net income (loss):
      Apache ................................     $  42,837      $  37,334      $  47,776
      DEKALB ................................         6,813         11,006        (70,303)
      Conforming adjustments:
           DD&A .............................        (6,682)        (4,311)            99
           Income taxes......................         2,615          2,726          6,746
                                                  ---------      ---------      ---------
                                                  $  45,583      $  46,755      ($ 15,682)
                                                  =========      =========      =========

                       APACHE CORPORATION AND SUBSIDIARIES

     Additionally, beginning retained earnings as of January 1, 1992, has been reduced by $23.1 million, relating to the conforming adjustment to DD&A.

     Apache and DEKALB had no significant intercompany transactions prior to the merger.

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

     In 1993, Apache purchased the outstanding stock of Hadson Energy Resources Corporation (now known as Apache Energy Resources Corporation, AERC) for approximately $98 million through a series of privately negotiated transactions and a merger approved by a majority of AERC stockholders. In July 1993, Apache completed the purchase of 4.2 million shares of AERC's outstanding common stock, or approximately 68 percent of the AERC common stock then outstanding, for $59.2 million. The Company agreed to pay an additional $1.00 per share ($4.2 million) to the selling stockholders if the Company increased its ownership in AERC to 80 percent or more. Pursuant to the merger agreement approved by AERC stockholders on November 12, 1993, AERC stockholders other than Apache could elect to receive, for each share of AERC common stock, either $15 in cash or .574 share of Apache common stock. Apache issued 307,977 shares of Apache common stock valued at $7.9 million and paid a total of $76.1 million to former stockholders of AERC as consideration for the merger. At December 31, 1993, Apache reflected a liability of $13.9 million accrued for AERC shares which had not yet been surrendered to Apache. During 1994, Apache completed the purchase of the remaining AERC shares.

     Also in 1993, Apache entered into two agreements to purchase 104 Bcfe of proved reserves from Hall-Houston Oil Company (Hall-Houston) for an aggregate consideration of $113.7 million. In June 1993, Apache closed the first of the two transactions, paying $29.3 million for Hall-Houston's interest in Mustang Island Blocks 787 and 805. The second transaction, encompassing substantially all of Hall-Houston's producing properties in the Gulf of Mexico for an additional $84.4 million, was completed in August 1993. These transactions included interests in 63 producing fields and 12 fields under development or awaiting pipeline connections.

     Effective November 1, 1992, Apache completed the acquisition of Shell Offshore Inc.'s 93-percent working interest in Matagorda Island Blocks 681 and 682 in the Gulf of Mexico. Apache paid $57.4 million for properties, which included 14 miles of gathering lines and approximately 11,500 net acres of leases.

     Except for the DEKALB transaction, each transaction described above has been accounted for using the purchase method of accounting and have been included in the financial statements of Apache since the dates of acquisition.

     Effective October 16, 1992, DEKALB sold substantially all of its U.S. oil and gas properties to Louis Dreyfus Gas Holdings Inc. (Dreyfus). DEKALB received $104 million of gross proceeds from the sale, which included approximately $6.0 million of cash flow from the properties from the effective date (July 1, 1992). Pursuant to the terms of the sale, Dreyfus assumed certain liabilities related to the properties. A pre-tax loss of $34.9 million was recorded on the sale in 1992.

     Effective May 1, 1992, Apache sold its 36.67-percent general partnership interest in Natural Gas Clearinghouse (NGC) for $58.2 million. The Company recognized a gain on the sale of approximately $30.3 million or $19.8 million after tax.

     The loss from discontinued operations in 1992 is a result of a change to estimated future expense relating to the sale of the stock of two DEKALB subsidiaries; a brokerage business in 1986 and Lindsay Manufacturing Co.
in 1989.

                       APACHE CORPORATION AND SUBSIDIARIES

     The following unaudited pro forma summary of the Company's restated consolidated results of operations for 1994 was prepared as if the Texaco transaction, discussed below, occurred on January 1, 1994. The pro forma data for 1993 was prepared as if the Hall-Houston transactions and AERC acquisition occurred as of January 1, 1993. The pro forma data for 1992 assumes that the Hall-Houston transactions, the AERC acquisition and the NGC sale occurred as of or prior to January 1, 1992. The pro forma data is based on numerous assumptions and is not necessarily indicative of future operations.

                                                  For the Year Ended  December 31,
                                               --------------------------------------
         (Unaudited)                             1994           1993            1992
         -----------                           --------       --------        -------
                                              (In thousands, except per share data)
          Oil and gas production revenues ... $701,869        $526,260       $532,197
          Total revenues ....................  755,926         561,065        570,605
          Net income ........................   35,359          46,391        (36,442)
          Income per share ..................      .51             .74           (.65)
          Weighted average shares outstanding   69,715          62,291         55,652

1995 Transactions

     On March 1, 1995, Apache purchased certain U.S. oil and gas properties from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $571 million, effective January 1, 1995. The transaction is subject to customary closing and post-closing adjustments. Apache delivered a $25 million deposit, representing a portion of the purchase price, upon execution of the purchase and sale agreement with Texaco in December 1994, and delivered the balance in cash at closing. Funds for the Texaco transaction were obtained from several sources, including increased borrowing capacity under the Company's bank credit facility and proceeds of Apache's $172.5 million 6-percent Convertible Subordinated Debentures due 2002, which were issued on January 4, 1995. (See
Note 3.)

     Information concerning Apache's acquisition of DEKALB is set forth above under the heading "Completed Transactions".

Planned Transactions

     On February 15, 1995, Apache announced plans to accelerate the disposition of lower margin and non-strategic oil and gas properties, including sales of a substantial portion of its Rocky Mountain properties and non-strategic assets from its other regions, and to close its Denver, Colorado office.

2.  INVESTMENTS IN EQUITY SECURITIES

     Apache has certain investments in equity securities which are classified as "available-for-sale" pursuant to SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities." At December 31, 1994, the aggregate cost basis totaled $7.2 million and the related aggregate fair value approximated cost.

     During 1994, the Company realized gross gains totaling $2.2 million from the sale of available-for-sale securities. Apache utilizes the average cost method in computing realized gains or losses, which are included in other revenues on the accompanying Statement of Consolidated Income.

                       APACHE CORPORATION AND SUBSIDIARIES

     At December 31, 1993, Apache owned approximately 20 percent of the outstanding shares of Key Production Company, Inc. (Key). In the fourth quarter of 1994, Apache reduced its ownership interest in Key to approximately 10 percent and discontinued reporting equity earnings from the former affiliate. Equity earnings attributable to Key, and an equity investment in NGC during part of 1992 (See Note 1), are presented below:

                                               For the Year Ended December 31,
                                             -----------------------------------
                                               1994          1993         1992
                                               ----          ----         ----
                                                       (In thousands)
Income from affiliates:
     Key Production Company ..........       $   459       $   624       $     4
     Natural Gas Clearinghouse .......          --            --           3,447
                                             -------       -------       -------
                                             $   459       $   624       $ 3,451
                                             =======       =======       =======


3.  DEBT

                                                            December 31,
                                                    ----------------------------
                                                       1994              1993
                                                    -----------      -----------
                                                           (In thousands)
Senior debt:
   Apache revolving bank facility .............     $   454,000      $   240,000
   9.25-percent notes due 2002, net of discount          99,713           99,688
   3.93-percent convertible notes due 1997 ....          75,000           75,000
                                                    -----------      -----------
                                                        628,713          414,688
                                                    -----------      -----------
Other obligations:
   9.875-percent note due 2000 ................          29,225           29,225
   10-percent note due 1998 ...................          22,100           22,100
   Royal Bank of Canada facility ..............          10,222            5,663
   AEL acceptance facility ....................          25,800           22,000
   AERC bank facility .........................            --             19,550
   Share of offshore partnership financing ....           2,973            4,636
   Other notes payable ........................             100            1,152
                                                    -----------      -----------
                                                         90,420          104,326
                                                    -----------      -----------
Total debt ....................................         719,133          519,014
Less: Current maturities ......................            (100)         (14,680)
                                                    -----------      -----------
Long-term debt ................................     $   719,033      $   504,334
                                                    ===========      ===========

     At December 31, 1994, Apache had a $700 million revolving bank facility funded by a group of banks. The maximum amount available was subject to periodic redetermination of a borrowing base, determined solely at the discretion of the banks, predicated upon the Company's oil and gas reserve values and forecast rate of production. As of December 31, 1994, the borrowing base was $560 million and the principal amount outstanding was $454 million. The bank facility was scheduled to mature on April 30, 1998, and the agreement provided for perpetual one-year extensions as requested year-by-year by the Company and subject to the approval of the banks. Interest on amounts borrowed was charged at the First National Bank of Chicago's base rate or at London Interbank Offered Rates (LIBOR) plus a margin determined by the Company's public senior debt rating and its ratio of debt to total capital. At December 31, 1994, the margin was .375 percent. Facility and commitment fees were also determined similar to borrowing fees. The Company paid a facility fee of .25 percent on the available portion of the commitment and .125 percent on the unavailable portion of the commitment.

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

     The 9.25-percent notes totaling $100 million were issued by Apache in May 1992 and are not redeemable prior to their maturity in June 2002. In December 1992, Apache issued the 3.93-percent convertible notes. These notes mature in November 1997, and are not redeemable prior to maturity. They are convertible into Apache common stock at $27 per share, subject to adjustment under certain circumstances.

     The indentures for the 9.25-percent and 3.93-percent note issues impose substantially similar obligations on the Company including limits on the Company's ability to incur debt secured by certain liens and on its ability to enter into certain sale and leaseback transactions. Upon certain changes in control of the Company, both issues are subject to mandatory repurchase (or conversion at the option of the noteholders in the case of the 3.93-percent notes).

     Financial covenants of the $700 million bank facility and the 3.93-percent notes require the Company to maintain a minimum consolidated tangible net worth of not less than $576 million as of December 31, 1994 (increased to $650 million with respect to the bank facility as amended March 1, 1995). The minimum consolidated tangible net worth requirement is adjusted quarterly for subsequent earnings and equity transactions. The company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated interest expense of not less than 3.7:1 for the banks and 3.5:1 for the lenders under the 3.93-percent notes. The Company was in compliance with all financial covenants at December 31, 1994.

     The 9.875-percent and 10-percent notes relate to DEKALB's operations.
On or after April 15, 1995, DEKALB is permitted to redeem in full the $22.1 million outstanding of 10-percent notes, at a price equal to 100 percent of the principal amount, plus accrued interest to the redemption date. Upon receipt of the proceeds from the disposition of certain U.S. assets, DEKALB repurchased $55.3 million of its publicly held notes in 1992, and repurchased an additional $18.4 million in 1993. The repurchase price approximated the recorded value of the notes.

     In connection with Apache's Canadian operations, DEKALB Energy Canada Ltd. also had a $30 million Canadian funds revolving term credit facility with the Royal Bank of Canada, under which $10.2 million was outstanding at December 31, 1994.

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

                       APACHE CORPORATION AND SUBSIDIARIES

     An $18 million banking facility made in 1992 by Apache on behalf of Apache Offshore Investment Partnership had $11.1 million outstanding at December 31, 1994, of which Apache's share was $3 million. Availability under this facility is reduced quarterly by $1.5 million beginning in October 1995.

     On January 4, 1995, Apache completed the issue of $172.5 million of 6-percent Convertible Subordinated Debentures due 2002 (the 6-percent debentures). The 6-percent debentures are convertible at the option of the holder into Apache common stock at a conversion price of $30.68 per share.

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

AGGREGATE MATURITIES OF DEBT (IN THOUSANDS)

                                                                     Unaudited
                                                                     Pro Forma
                                           December 31, 1994      at May 17, 1995*
                                           -----------------      -----------------
1995 .............................             $      100             $       --
1996 .............................                 10,382                 80,441
1997 .............................                 76,607                 76,661
1998 .............................                477,305                 23,411
1999 .............................                 25,800                 22,500
Thereafter .......................                128,939              1,066,449
                                               ----------             ----------
                                               $  719,133             $1,269,462
                                               ==========             ==========

     *Pro forma data reflects the issuance of $172.5 million of 6-percent debentures as described above and $825 million outstanding under the revolving bank facility on May 17, 1995.

4.  INCOME TAXES

     Income(loss) before income taxes is composed of the following:

                                                                       1994            1993         1992
                                                                    ---------       ---------    ----------
                                                                                  (In thousands)
     United States................................................  $  59,948       $  74,279    $   22,339
     International................................................      6,745         (11,550)      (30,748)
                                                                    ---------       ---------    ----------
     Total    ....................................................  $  66,693       $  62,729    $   (8,409)
                                                                    =========       =========    ==========

                       APACHE CORPORATION AND SUBSIDIARIES

     The total provision for income taxes consists of the following:

                                                  For the Year Ended December 31,
                                               ------------------------------------
                                                 1994          1993          1992
                                               --------      --------      --------
                                                          (In thousands)
         Current taxes:
               Federal ...................     $ (3,890)     $    140         4,163
               State .....................          100            50           902
               Foreign ...................          515           579         3,403
          Deferred taxes .................       24,385        20,539          (998)
                                               --------      --------      --------
                                                 21,110        21,308         7,470
          Cumulative effect of adoption of
               SFAS No. 109 ..............         --          (5,334)         --
                                               --------      --------      --------
                                               $ 21,110      $ 15,974      $  7,470
                                               ========      ========      ========

     The 1993 provision for income taxes includes a $3.5 million charge for the change in federal statutory rates from 34 percent to 35 percent enacted under the Omnibus Budget Reconciliation Act of 1993 (OBRA). As discussed in the Summary of Significant Accounting Policies, effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The adoption of this statement resulted in a one time benefit of $5.3 million which was recognized in the first quarter of 1993.

     The 1992 provision for income taxes includes approximately $1.2 million for Apache's tax provision related to its share of NGC's partnership income. This provision was reflected as a reduction of equity in income of affiliates in the Statement of Consolidated Income.

     A reconciliation of the federal statutory income tax amounts to the effective amounts is as follows:

                                                                           For the Year Ended
                                                                              December 31,
                                                                ---------------------------------------
                                                                   1994           1993           1992
                                                                ---------      ---------      ---------
                                                                            (In thousands)
         Statutory income tax .............................     $  23,343      $  21,955      $  (2,859)
         State income tax, less federal benefit ...........         1,013            965          1,426
         Taxation of foreign operations ...................         1,486            969           (814)
         Reversal of prior period timing differences
             at rates in excess of current  statutory rates          --             --           (1,302)
         Utilization of federal income tax credits ........        (1,545)        (2,133)          --
         Increase in corporate income tax rate provided
              for in OBRA .................................          --            3,500           --
         DEKALB income tax benefit limitation recorded
              (reversed) ..................................        (2,499)        (1,769)         8,768
         All other, net ...................................          (688)        (2,179)         2,251
                                                                ---------      ---------      ---------
                                                                $  21,110      $  21,308      $   7,470
                                                                =========      =========      =========

         Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the provisions of enacted tax laws.

                       APACHE CORPORATION AND SUBSIDIARIES

The net deferred tax liability as of December 31, 1994, is comprised of the following:

                                                                       December 31,
                                                               --------------------------
                                                                  1994             1993
                                                               ----------      ----------
                                                                      (In thousands)
         Deferred tax assets:
                  Accrued expenses .......................     $   (2,984)     $   (8,696)
                  Deferred income ........................        (30,343)         (3,287)
                  Deferred compensation ..................         (1,927)         (2,380)
                  Net operating loss carryforwards .......        (33,108)        (25,593)
                  Alternative minimum tax credits ........        (20,792)        (20,734)
                  Liabilities ............................         (2,717)         (3,366)
                  Other ..................................         (9,392)         (6,018)
                                                               ----------      ----------
                       Total deferred tax assets .........       (101,263)        (70,074)

         Valuation allowance .............................          1,374           1,482
                                                               ----------      ----------
         Net deferred tax assets .........................        (99,889)        (68,592)
                                                               ----------      ----------
         Deferred tax liabilities:
                  Depreciation, depletion and amortization        243,171         190,170
                  Other ..................................          7,934           4,300
                                                               ----------      ----------
                       Total deferred tax liabilities ....        251,105         194,470
                                                               ----------      ----------
         Deferred income tax (asset) liability ...........     $  151,216      $  125,878
                                                               ==========      ==========

     U.S. deferred taxes have not been provided on foreign earnings totaling $58 million which are permanently reinvested abroad. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

     At December 31, 1994, the Company has U.S. federal net operating loss carryforwards of $58.4 million and statutory depletion carryforwards of $6.6 million available to reduce future U.S. federal taxable income. The net operating loss carryforwards will expire unless otherwise utilized, beginning in 1995. The statutory depletion may be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $20.8 million and investment tax credits of approximately $1.4 million. AMT credits can be carried forward indefinitely and may only be used to reduce regular tax liabilities in excess of AMT liabilities. If the investment tax credits are not utilized, they will expire by 2003. The Company also has foreign net operating loss carryforwards of $22.2 million and foreign capital loss carryforwards of $8.4 million which may be carried forward indefinitely and may be utilized to reduce future foreign taxable income.

5.  ADVANCE FROM GAS PURCHASER

     In December 1994, Apache received $67.4 million from a purchaser as an advance payment for future natural gas deliveries of 20,000 MMBtu per day over a six-year period commencing January 1995. As a condition of the arrangement with the purchaser, Apache entered into a gas price swap contract with a third party under which Apache became a fixed price payor at identical volumes and at prices starting at $1.81 per MMBtu and escalating at $.10 per MMBtu per year through the year 2000. In addition, the purchaser will pay to Apache a monthly fee of $.05 per MMBtu on the contracted volumes. The net result of these related transactions is that gas delivered to the purchaser will be reported as revenue at prevailing spot prices in the future with Apache realizing a small premium associated with the monthly fee to be paid by the purchaser. The Company, through its marketing subsidiaries, may purchase gas from third parties to satisfy gas delivery requirements of this arrangement. Contracted volumes relating to this arrangement are included in the Company's Supplemental Oil and Gas Disclosures.

     The payment has been classified as an advance on the balance sheet as of December 31, 1994, and will be reduced as gas is delivered to the purchaser under the terms of the contract. Gas volumes delivered to the purchaser will be reported as revenue at prices used to calculate the amount advanced, before imputed interest, minus or plus amounts paid or received by Apache applicable to the price swap agreement. Interest expense will be recorded based on a 9 1/2-percent rate.

                       APACHE CORPORATION AND SUBSIDIARIES

6.  CAPITAL STOCK

COMMON STOCK OUTSTANDING

                                                  1994             1993             1992
                                               ----------       ----------       ----------
Balance, beginning of year .................   69,504,310       55,361,438       55,305,357
Treasury shares issued (acquired), net .....      129,852          119,087           19,791
Treasury shares acquired and retired .......     (192,808)          (6,302)         (27,488)
Shares issued:
    Public offering ........................         --          5,795,000             --
    Acquisition of AERC ....................        2,974          305,003             --
    Conversion of 7 1/2-percent debentures..         --          7,816,453             --
    Dividend reinvestment plan .............       13,789             --               --
    Stock options ..........................      207,975          113,631           61,655
    Other ..................................         --               --              2,123
                                               ----------       ----------       ----------
Balance, end of year .......................   69,666,092       69,504,310       55,361,438
                                               ==========       ==========       ==========

     Public Offering -- In March 1993, Apache completed the public offering of approximately 5.8 million shares of Apache common stock for net proceeds of $131.8 million.

     Stock Option Plans -- At December 31, 1994, common shares totaling 2,155,239 were reserved for issuance under stock option plans for officers and key employees. The outstanding options expire at various dates through 2004 and are exercisable at prices ranging from $2.39 to $26.875 with an aggregate exercise price of $27.8 million. The following table summarizes the changes in stock options for the year and the number of common shares available for grant at year end:

                                                     1994            1993            1992
                                                   ---------       ---------      ----------
       Outstanding, beginning of year .........    1,178,505       1,173,158         934,210
       Exercised ($1.14 to $26.625) ...........     (207,975)       (129,085)       (123,830)
       Granted ($13.12 to $26.875) ............      546,984         355,505         519,377
       Reissued ($14.83 to $26.875) ...........         --              --            12,160
       Canceled or expired ($8.625 to $36.23)..     (177,466)       (221,073)       (168,759)
                                                   ---------      ----------      ----------
       Outstanding, end of year ...............    1,340,048       1,178,505       1,173,158
                                                  ==========      ==========      ==========
       Available for grant, end of year .......      815,191       1,241,460       1,375,891
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

     In 1993, Apache acquired Hadson Energy Resources Corporation (now AERC) for approximately $98 million in cash and Apache common stock. The accompanying financial statements include the following attributable to the acquisition:

                                                                    (In thousands)
Value of properties acquired, including gathering facilities ....     $  159,996
Common stock issued (305,003 shares) ............................         (7,777)
Liability for AERC shares not surrendered as of December 31, 1993        (13,906)
Cash paid, net of cash acquired .................................        (70,692)
                                                                      ----------
Net AERC liabilities added through consolidation ................     $   67,621
                                                                      ==========

     During the first quarter of 1994, the Company issued 2,974 shares of Apache common stock and paid $13.9 million for AERC shares which had not been surrendered by the end of 1993.

     In September 1993, Apache called for redemption of its 7 1/2-percent convertible subordinated debentures due 2000. Following receipt of the notice of redemption, nearly all holders of the debentures elected to convert the principal amount of their debentures into shares of Apache common stock. Holders of less than one-tenth of one percent of the debentures elected to receive cash ($.1 million).

                                                                              (In thousands)
Long-term debt converted into common stock .................................     $ 149,900
Unamortized debt issue costs charged to equity .............................        (2,686)
                                                                                 ---------
Increase to shareholders' equity (7.8 million shares of common stock issued)     $ 147,214
                                                                                 =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    For the Year Ended December 31,
                                                  -----------------------------------
                                                    1994         1993          1992
                                                  --------     --------      --------
                                                             (In thousands)
Cash paid (received) during the year for:
       Interest, net of amounts capitalized .     $ 30,909     $ 35,336      $ 34,120
       Income and other taxes, net of refunds        6,874          (86)       20,355

                       APACHE CORPORATION AND SUBSIDIARIES

8.  FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993.

                                                               1994                          1993
                                                     ------------------------       -----------------------
                                                      Carrying                      Carrying
                                                       Amount      Fair Value        Amount      Fair Value
                                                     ---------     ----------      ---------     ----------
                                                                           (In thousands)
     Cash and cash equivalents .................     $  30,043      $  30,043      $  39,728      $  39,728
     Investment securities .....................         7,242          7,422           --             --
     Long-term debt:
         Bank debt .............................      (490,022)      (490,022)      (287,213)      (287,213)
         9.25-percent notes due 2002 ...........       (99,713)      (100,213)       (99,688)      (100,311)
         3.93-percent convertible notes due 1997       (75,000)       (79,928)       (75,000)       (87,323)
         9.875-percent notes due 2000 ..........       (29,225)       (29,079)       (29,225)       (31,563)
         10-percent notes due 1998 .............       (22,100)       (21,934)       (22,100)       (22,984)
     Unrecognized financial instruments:
         Interest rate swap ....................          --             (181)          --             --
         Commodity price swaps .................          --           (1,190)          --              122

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

     Debt -- The fair value of the 9.25-percent notes was based on the quoted market price for that issue, while the fair value of the 3.93-percent notes was estimated based on quotes obtained from private investment firms. The fair values of the 9.875-percent and 10-percent notes are based upon estimates provided to the Company by independent sources. The difference between the carrying amount and the fair value of the Company's other debt obligations was not significant.

     Interest Rate Instruments -- The Company periodically enters into various financial instruments to manage its interest rate exposure. At December 31, 1994, the Company had one outstanding interest rate swap agreement with a notional principal amount totaling $14 million. The notional amount reduces by $2 million each quarter through July 1996, with interest fixed at 8.15 percent.

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

     Additionally, the Company had six differential and price swaps outstanding at December 31, 1994, which were related to Canadian operations. The six swaps in total related to production of 400 bopd of oil and 52 MMBtud of gas. Unrealized profits on these contracts at year end, based upon prices in effect at December 31, 1994, were approximately $1.9 million.

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

     The notional volumes and the reference prices specified in the Amoco price support agreement are summarized below:

                                                           Oil                     Gas
                                                    -----------------         ---------------
                  Year Ended June 30:               MMbbl       Price         Bcf       Price
                  -------------------               -----       -----         ---       -----
                  1995.........................     2.8     $   26.25         12.3    $  2.45
                  1996.........................     2.4         27.80         10.5       2.68
                  1997.........................     2.0         29.48           --         --
                  1998.........................     1.7         31.25           --         --
                  1999.........................     1.4         33.12           --         --

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

     Retirement and Deferred Compensation Plans -- The Company provides a retirement/401(k) savings plan and a non-qualified retirement/savings plan for employees. These plans allow participating employees to elect to contribute up to 10 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes a percentage of each participating employee's compensation, as defined, to the plan. Vesting in the Company's contributions occurs at the rate of 20 percent per year. Additionally, DEKALB maintains a separate retirement plan. Total expenses under all plans were $5.8 million, $5.6 million and $6.7 million for 1994, 1993 and 1992, respectively. The unfunded liability for all plans has been accrued in the consolidated balance sheet.

                         APACHE CORPORATION SUBSIDIARIES

     Lease Commitments -- The Company has leases for office space and equipment with varying expiration dates through 2007. Net rental expense was $4.4 million, $5.0 million and $6.8 million for 1994, 1993 and 1992, respectively.

     As of December 31, 1994, minimum rental commitments under long-term operating leases and long-term pipeline transportation commitments, ranging from 15 to 30 years, are as follows:

                                                               Net
                                                             Minimum           Pipeline              Net
                      Rental            Sublease              Rental         Transportation        Minimum
                   Commitments           Rentals           Commitments        Commitments        Commitments
                   -----------           -------           -----------        -----------        -----------
                                                          (In thousands)
1995 .....          $   7,134           $  (1,355)          $   5,779          $   3,905          $   9,684
1996 .....              7,239              (1,396)              5,843              3,092              8,935
1997 .....              5,579                (582)              4,997              3,013              8,010
1998 .....              5,385                --                 5,385              2,835              8,220
1999 .....              5,831                --                 5,831              2,816              8,647
Thereafter             37,281                --                37,281             55,157             92,438
                    ---------           ---------           ---------          ---------          ---------
                    $  68,449           $  (3,333)          $  65,116          $  70,818          $ 135,934
                    =========           =========           =========          =========          =========



10.  CUSTOMER INFORMATION

     Major Purchasers -- NGC has been the principal purchaser of Apache's spot market gas production since April 1990. Sales to NGC accounted for 40 percent, 36 percent and 27 percent of the Company's oil and gas revenues in 1994, 1993 and 1992, respectively. Sales to Amoco represented 12 percent and 27 percent of the Company's 1993 and 1992 oil and gas revenues, respectively, and were less than 10 percent for 1994.

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

     The proved gas reserves in the Carnarvon Basin of Western Australia acquired in the AERC acquisition are dedicated for sale to the Gas Corporation of Western Australia, a corporation owned by the government of Western Australia doing business as AlintaGas (formerly the State Energy Commission of Western Australia or SECWA), pursuant to a long-term, take-or-pay contract. If the AlintaGas contract were terminated, the Company might not be able to find other markets for the gas produced from these fields. Although the Company considers such an occurrence highly unlikely, the loss of the AlintaGas contract might force the Company to write-down the carrying value of these fields.

                     APACHE CORPORATION AND SUBSIDIARIES

11. BUSINESS SEGMENT INFORMATION

     The Company's operations are primarily natural gas and crude oil exploration and production related. Accordingly, such operations are classified as one business segment. Financial information by geographic area is presented below:


                                                 1994             1993             1992
                                              ----------       ----------       ----------
                                                             (In thousands)
Gross Operating Revenues
  United States............................  $   518,735      $   450,517      $   438,014
  Canada...................................       47,005           45,994           37,660
  Other International......................       26,427           15,497            8,019

Equity in income of affiliates and gain
  on sale of investment in affiliate.......          459              624           33,710
                                             -----------      -----------      -----------

Total Revenues.............................  $   592,626      $   512,632      $   517,403
                                             ===========      ===========      ===========

Operating Income (Loss)
  United States............................  $   119,764      $   130,008      $    62,783
  Canada...................................       20,748           18,385          (15,386)
  Other International......................         (806)         (18,982)          (9,464)
                                             -----------      -----------       ----------

Operating Income (loss)....................      139,706          129,411           37,933

Equity in income of affiliates and gain
  on sale of investment in affiliate.......          459              624           33,710
Administrative, selling and other..........      (38,729)         (36,629)         (40,599)
Financing costs............................      (34,743)         (30,677)         (39,453)
                                             -----------      -----------       ----------

Income (loss) before income taxes..........  $    66,693      $    62,729      $    (8,409)
                                             ===========      ===========      ===========

Identifiable Assets
  United States............................  $ 1,717,058      $ 1,460,267      $ 1,567,548
  Canada...................................      196,589          187,574          189,198
  Other International......................      122,980          111,362           18,021
                                             -----------      -----------      -----------

       Total...............................  $ 2,036,627      $ 1,759,203      $ 1,774,767
                                             ===========      ===========      ===========

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

                                                        For the Year Ended December  31,
                                                  -------------------------------------------
                                                     1994             1993           1992
                                                  -----------     -----------     -----------
                                                                 (In thousands)
UNITED STATES
Oil and gas revenues ........................     $    467,161      $    421,845      $    409,298
                                                  ------------      ------------      ------------
Operating costs:
     Depreciation, depletion and amortization          222,935           170,128           159,438
     Impairments ............................             --                --              24,728
     (Gain) loss on disposal of assets.......             --                (513)           34,942
     Lease operating ........................          107,361           102,830           107,152
     Production taxes .......................           22,280            21,218            23,803
     Income tax .............................           44,821            50,215            20,098
                                                  ------------      ------------      ------------
                                                       397,397           343,878           370,161
                                                  ------------      ------------      ------------
Results of operations .......................     $     69,764      $     77,967      $     39,137
                                                  ============      ============      ============
Amortization rate per boe - recurring .......     $       5.88      $       5.61      $       5.30
                                                  ============      ============      ============
CANADA
Oil and gas revenues ........................     $     44,889      $     44,506      $     36,518
                                                  ------------      ------------      ------------
Operating costs:
     Depreciation, depletion and amortization           14,603            15,142            12,839
     Impairments ............................             --                --              28,592
     Lease operating ........................           11,654            12,467            11,615
     Income tax (benefit) ...................            8,833             8,164            (6,689)
                                                  ------------      ------------      ------------
                                                        35,090            35,773            46,357
                                                  ------------      ------------      ------------
Results of operations .......................     $      9,799      $      8,733      $     (9,839)
                                                  ============      ============      ============
Amortization rate per boe - recurring .......     $       3.34      $       3.38      $       3.41
                                                  ============      ============      ============

OTHER INTERNATIONAL
Oil and gas revenues ........................     $     26,339      $     15,497      $      8,019
                                                  ------------      ------------      ------------
Operating costs:
     Depreciation, depletion and amortization           11,754             7,214             3,883
     Impairments ............................            7,300            23,200            12,000
     Lease operating ........................            6,257             3,456             1,600
     Production taxes .......................            1,922               609              --
     Income tax (benefit) ...................             (295)           (6,264)           (3,181)
                                                  ------------      ------------      ------------
                                                        26,938            28,215            14,302
                                                  ------------      ------------      ------------
Results of operations .......................     $       (599)     $    (12,718)     $     (6,283)
                                                  ============      ============      ============
Amortization rate per boe - recurring .......     $       7.15      $       8.00      $       9.96
                                                  ============      ============      ============
TOTAL
Oil and gas revenues ........................     $    538,389      $    481,848      $    453,835
                                                  ------------      ------------      ------------
Operating costs:
     Depreciation, depletion and amortization          249,292           192,484           176,160
     Impairments ............................            7,300            23,200            65,320
     (Gain) loss on disposal of assets.......             --                (513)           34,942
     Lease operating ........................          125,272           118,753           120,367
     Production taxes .......................           24,202            21,827            23,803
     Income tax .............................           53,359            52,115            10,228
                                                  ------------      ------------      ------------
                                                       459,425           407,866           430,820
                                                  ------------      ------------      ------------
Results of operations .......................     $     78,964      $     73,982      $     23,015
                                                  ============      ============      ============

                       APACHE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1994, by the year in which such costs were incurred.

                                                                                                      1991 and
                                                           Total      1994        1993       1992       Prior
                                                          -------   ---------  ---------  ----------  ---------
                                                                             (In thousands)
Leasehold and seismic................................     $102,466  $  38,220  $  28,828  $    2,931  $  32,487
Exploration and development..........................        9,206      9,206         --          --         --
International........................................       45,707     30,117     14,181         990        419
                                                          --------  ---------  ---------   ---------  ---------
Total................................................     $157,379  $  77,543  $  43,009   $   3,921  $  32,906
                                                          ========  =========  =========   =========  =========

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities.

                                          For the Year Ended December 31,
                                       ---------------------------------------
                                         1994           1993           1992
                                       ---------      ---------      ---------
                                                   (In thousands)
UNITED STATES
Acquisition of proved properties .     $ 179,972      $ 242,659      $  62,955
Acquisition of unproved properties        32,526         14,342          8,226
Exploration ......................        16,722         16,979         19,723
Development ......................       216,451        164,839         96,638
Capitalized interest .............         4,889          4,764          6,035
Property sales ...................        (5,854)        (9,430)      (142,098)
                                       ---------      ---------      ---------
                                         444,706        434,153         51,479
                                       ---------      ---------      ---------
CANADA
Acquisition of proved properties .           770          2,075          1,912
Acquisition of unproved properties         7,337          2,686            906
Exploration ......................        13,399          8,168          5,060
Development ......................        19,714          6,532          3,143
Capitalized interest .............         1,145          1,515          2,961
Property sales ...................       (13,671)          (912)          --
                                       ---------      ---------      ---------
                                          28,694         20,064         13,982
                                       ---------      ---------      ---------
OTHER INTERNATIONAL
Acquisition of proved properties*.          --           81,942           --
Exploration ......................        30,089         18,006         10,091
Development ......................         1,853           --            1,988
                                       ---------      ---------      ---------
                                          31,942         99,948         12,079
                                       ---------      ---------      ---------
TOTAL
Acquisition of proved properties .       180,742        326,676         64,867
Acquisition of unproved properties        39,863         17,028          9,132
Exploration ......................        60,210         43,153         34,874
Development ......................       238,018        171,371        101,769
Capitalized interest .............         6,034          6,279          8,996
Property sales ...................       (19,525)       (10,342)      (142,098)
                                       ---------      ---------      ---------
                                       $ 505,342      $ 554,165      $  77,540
                                       =========      =========      =========

- ------------------
* International acquisitions in 1993 included $16.8 million of unevaluated costs added through the merger of AERC.

                       APACHE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     Capitalized Costs -- The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities.

                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     1994             1993
                                                                                  ----------      -----------
                                                                                         (In thousands)
UNITED STATES
Proved properties...........................................................      $2,810,670      $ 2,390,644
Unproved properties.........................................................         111,672           86,992
                                                                                  -----------     -----------
                                                                                    2,922,342       2,477,636
Accumulated depreciation, depletion and amortization........................       (1,437,540)     (1,214,605)
                                                                                  -----------     -----------
                                                                                    1,484,802       1,263,031
CANADA
Proved properties...........................................................          312,649         298,235
Unproved properties.........................................................           11,454           9,048
                                                                                  -----------     -----------
                                                                                      324,103         307,283
Accumulated depreciation, depletion and amortization........................         (139,555)       (130,079)
                                                                                  -----------     -----------
                                                                                      184,548         177,204
                                                                                  -----------     -----------
OTHER INTERNATIONAL
Proved properties...........................................................          142,451         126,157
Unproved properties.........................................................           34,253          18,605
                                                                                  -----------     -----------
                                                                                      176,704         144,762
Accumulated depreciation, depletion and amortization........................          (79,270)        (60,216)
                                                                                  -----------     -----------
                                                                                       97,434          84,546
                                                                                  -----------     -----------
TOTAL
Proved properties...........................................................        3,265,770       2,815,036
Unproved properties.........................................................          157,379         114,645
                                                                                  -----------     -----------
                                                                                    3,423,149       2,929,681
Accumulated depreciation, depletion and amortization........................       (1,656,365)     (1,404,900)
                                                                                  -----------     -----------
                                                                                  $ 1,766,784     $ 1,524,781
                                                                                  ===========     ===========

     Oil and Gas Reserve Information - Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). The Company's estimates of proved reserve quantities of its U.S., Canadian and certain international properties are subject to review by Ryder Scott Company Petroleum Engineers, independent petroleum engineers. Other international proved reserves, for all periods presented below are located in Australia.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                     APACHE CORPORATION AND SUBSIDIARIES

                                 (UNAUDITED)

                                                          Crude Oil, Condensate and Natural Gas Liquids
                                                       ---------------------------------------------------
                                                                     (In thousands of barrels)

                                                        United                          Other
                                                        States         Canada      International     Total
                                                        ------         ------      -------------     -----


Total proved reserves:
    Balance December 31, 1991 ...................        90,859         14,384            648        105,891
      Extensions, discoveries and other additions         7,112            227           --            7,339
      Purchases of minerals in-place ............           226            382           --              608
      Revisions of previous estimates ...........         7,796            (12)           206          7,990
      Production ................................       (12,964)          (997)          (390)       (14,351)
      Sales of properties .......................       (12,834)          --             --          (12,834)
                                                        -------         ------         ------        -------

    Balance December 31, 1992 ...................        80,195         13,984            464         94,643
      Extensions, discoveries and other additions        10,885            397           --           11,282
      Purchases of minerals in-place ............         9,871            188          5,095         15,154
      Revisions of previous estimates ...........        (3,215)          (300)         1,125         (2,390)
      Production ................................       (12,096)          (989)          (684)       (13,769)
      Sales of properties .......................        (1,917)           (46)          --           (1,963)
                                                        -------         ------         ------        -------

    Balance December 31, 1993 ...................        83,723         13,234          6,000        102,957
      Extensions, discoveries and other additions         9,669            690            349         10,708
      Purchases of minerals in-place ............         9,232             83           --            9,315
      Revisions of previous estimates ...........         5,347         (2,239)           273          3,381
      Production ................................       (12,418)          (962)        (1,159)       (14,539)
      Sales of properties .......................        (1,108)           (90)          --           (1,198)
                                                        -------         ------         ------        -------

    Balance December 31, 1994 ...................        94,445         10,716          5,463        110,624
                                                        =======         ======         ======        =======
Proved developed reserves:
    December 31, 1991 ...........................        79,296         14,371            648         94,315
    December 31, 1992 ...........................        72,596         13,972            464         87,032
    December 31, 1993 ...........................        74,288         13,221          5,113         92,622
    December 31, 1994 ...........................        84,085         10,612          5,322        100,019

                                                                              Natural Gas
                                                         ----------------------------------------------------
                                                                       (Millions of cubic feet)

                                                        United                          Other
                                                        States         Canada      International     Total
                                                        ------         ------      -------------     -----


Total proved reserves:
    Balance December 31, 1991 ...................       682,512        280,730           --          963,242
      Extensions, discoveries and other additions        69,985          5,904           --           75,889
      Purchases of minerals in-place ............        68,685          1,617           --           70,302
      Revisions of previous estimates ...........        30,256          4,812           --           35,068
      Production ................................      (102,653)       (16,633)          --         (119,286)
      Sales of properties .......................      (105,486)           (87)          --         (105,573)
                                                       --------        -------         ------      ---------

    Balance December 31, 1992 ...................       643,299        276,343           --          919,642
      Extensions, discoveries and other additions       119,210         19,094           --          138,304
      Purchases of minerals in-place ............       174,115          4,405         33,343        211,863
      Revisions of previous estimates ...........        (7,335)         2,198          1,327         (3,810)
      Production ................................      (109,312)       (20,969)        (1,310)      (131,591)
      Sales of properties .......................        (5,118)        (3,660)          --           (8,778)
                                                       --------        -------         ------      ---------

    Balance December 31, 1993 ...................       814,859        277,411         33,360      1,125,630
      Extensions, discoveries and other additions       190,386         44,912            408        235,706
      Purchases of minerals in-place ............       158,309          2,710           --          161,019
      Revisions of previous estimates ...........       (21,937)         6,880          1,114        (13,943)
      Production ................................      (152,994)       (20,491)        (2,911)      (176,396)
      Sales of properties .......................        (4,335)       (11,526)          --          (15,861)
                                                       --------        -------         ------      ---------

    Balance December 31, 1994 ...................       984,288        299,896         31,971      1,316,155
                                                       ========        =======         ======      =========
Proved developed reserves:
    December 31, 1991 ...........................       623,704        267,391           --          891,095
    December 31, 1992 ...........................       585,424        263,305           --          848,729
    December 31, 1993 ...........................       696,421        263,070         24,251        983,742
    December 31, 1994 ...........................       888,039        274,611         22,265      1,184,915

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

                                                          December 31,
                                     ----------------------------------------------------
                                           1994               1993               1992
                                     --------------     --------------     --------------
                                                         (In thousands)
UNITED STATES
Cash inflows ....................    $    3,401,300     $    3,062,525     $    2,798,223
Production and development costs         (1,294,801)        (1,085,205)        (1,047,958)
Income tax expense ..............          (376,932)          (362,353)          (338,177)
                                     --------------     --------------     --------------
Net cash flows ..................         1,729,567          1,614,967          1,412,088
10-percent annual discount rate .          (628,408)          (550,887)          (543,419)
                                     --------------     --------------     --------------
Discounted future net cash flows          1,101,159          1,064,080            868,669
                                     --------------     --------------     --------------

CANADA
Cash inflows (1) ................           536,463            672,023            648,061
Production and development costs           (156,589)          (155,238)          (194,259)
Income tax expense ..............          (119,766)          (135,319)           (91,740)
                                     --------------     --------------     --------------
Net cash flows ..................           260,108            381,466            362,062
10-percent annual discount rate .          (100,532)          (179,046)          (201,572)
                                     --------------     --------------     --------------
Discounted future net cash flows            159,576            202,420            160,490
                                     --------------     --------------     --------------

OTHER INTERNATIONAL
Cash inflows ....................           163,303            154,466              9,231
Production and development costs            (68,217)           (57,281)            (5,903)
Income tax expense ..............           (27,910)           (24,680)              (588)
                                     --------------     --------------     --------------
Net cash flows ..................            67,176             72,505              2,740
10-percent annual discount rate .           (15,366)           (21,209)               (26)
                                     --------------     --------------     --------------
Discounted future net cash flows             51,810             51,296              2,714
                                     --------------     --------------     --------------

TOTAL

Cash inflows ....................         4,101,066          3,889,014          3,455,515
Production and development costs         (1,519,607)        (1,297,724)        (1,248,120)
Income tax expense ..............          (524,608)          (522,352)          (430,505)
                                     --------------     --------------     --------------
Net cash flows ..................         2,056,851          2,068,938          1,776,890
10-percent annual discount rate .          (744,306)          (751,142)          (745,017)
                                     --------------     --------------     --------------
Discounted future net cash
 flows (2) ......................    $    1,312,545     $    1,317,796     $    1,031,873
                                     ==============     ==============     ==============

- -----------------
(1) Included in cash inflows is approximately $25.7 million, $39.4 million and $45.6 million ($9.8 million, $12.0 million and $14.1 million after discount at 10 percent per annum) for 1994, 1993 and 1992, respectively, of Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed.

(2) Estimated future net cash flows before income tax expense, discounted 10 percent, totaled approximately $1.60 billion, $1.63 billion and $ 1.27 billion as of December 31, 1994, 1993 and 1992, respectively.

                       APACHE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                              For the Year Ended December 31,
                                                           -------------------------------------
                                                             1994           1993          1992
                                                           --------      ---------     ---------
                                                                       (In thousands)
Sales, net of production costs ........................    $(388,915)    $(341,268)    $(309,665)
Net change in prices and production costs .............     (173,059)      (25,742)        3,496
Discoveries and improved recovery, net of related costs      211,358       227,500       121,765
Change in future development costs ....................       24,065         2,236        12,530
Revision of quantities ................................       13,167       (26,752)       80,381
Purchases .............................................      165,273       352,918       102,541
Accretion of discount .................................      159,302       124,599       116,839
Change in income taxes ................................       16,517       (67,242)      (24,534)
Sales of properties ...................................      (21,497)       (7,698)     (135,733)
Change in production rates and other ..................      (11,462)       47,372       (30,351)
                                                           ---------     ---------     ---------
                                                           $  (5,251)    $ 285,923     $ (62,731)
                                                           =========     =========     =========

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

     Many full cost companies, including Apache, are concerned about the impact of prolonged unfavorable gas prices on their ceiling test calculations. A further deterioration of gas or oil prices from year-end levels would likely result in the Company recording a non-cash charge to earnings related to its oil and gas properties in 1995. SEC rules permit the exclusion of capitalized costs and present value of recently acquired properties in performing ceiling test calculations. Pursuant to these rules, Apache has requested waivers and the SEC has granted one-year waivers with respect to the properties acquired from Texaco and Crystal. If the ceiling is exceeded on all U.S. properties, Apache will be required to perform an additional ceiling test excluding the Texaco and Crystal properties and record a write-down of carrying value if the ceiling is still exceeded.

                       APACHE CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                                  (UNAUDITED)

                                 First       Second       Third         Fourth        Total
                               ---------    ---------    ---------     ---------    ---------
                                          (In thousands, except per share amounts)
1994
Revenues ..................    $ 132,721    $ 147,054    $ 152,971     $ 159,880    $ 592,626
Expenses, net .............      124,496      134,147      140,582       147,818      547,043
                               ---------    ---------    ---------     ---------    ---------
Net income ................    $   8,225    $  12,907    $  12,389     $  12,062    $  45,583
                               =========    =========    =========     =========    =========
Net income per common
  share ...................    $     .12    $     .19    $     .18     $     .17    $     .65
                               =========    =========    =========     =========    =========

1993
Revenues ..................    $ 120,419    $ 123,219    $ 132,258     $ 136,736    $ 512,632
Expenses, net .............      106,238      109,637      132,274       123,062      471,211
                               ---------    ---------    ---------     ---------    ---------
Income before cumulative
  effect of change in
  accounting principle ....       14,181       13,582          (16)       13,674       41,421
Cumulative effect of
  change in accounting
  principle ...............        5,334          --           --            --         5,334
                               ---------    ---------    ---------     ---------    ---------
Net income (loss) .........    $  19,515    $  13,582    $     (16)    $  13,674    $  46,755
                               =========    =========    =========     =========    =========
Income before cumulative
  effect of change in
  accounting principle
  per common share ........    $     .25    $     .22    $      --     $     .20    $     .67
                               =========    =========    =========     =========    =========
Net income per common
  share ...................    $     .35    $     .22    $      --     $     .20    $     .75
                               =========    =========    =========     =========    =========

- ---------------
The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during that period.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


         The quarterly data shown above was restated to combine the operations of DEKALB with Apache in accordance with the "pooling of interests" method of accounting. Additionally, as described in Note 1 to the consolidated financial statements, conforming adjustments relative to DD&A and income taxes were made along with certain reclassifications. A reconciliation of the separate results, as previously reported in Apache's and DEKALB's quarterly reports on Form 10-Q, to the combined results is as follows:

                                First        Second        Third        Fourth         Total
                               --------     --------     ----------    ----------    -----------
    1994                                    (In thousands, except per share data)
    ----
Revenues:
  Apache                       $121,591     $ 134,947    $  140,765    $  148,318    $   545,621
  DEKALB                         11,130        12,107        12,206        10,847         46,290
  Reclassification to
      conform presentation            -             -             -           715            715
                               --------     --------     ----------    ----------    -----------
                               $132,721     $147,054     $  152,971    $  159,880    $   592,626
                               ========     ========     ==========    ==========    ===========
Income (loss) from
  continuing operations:
    Apache                     $  9,407     $ 10,196     $   10,574    $   12,660    $    42,837
    DEKALB                        1,750        2,416          1,890           757          6,813
    Conforming adjustments       (2,932)         295            (75)       (1,355)        (4,067)
                               --------     --------     ----------    ----------    -----------
                               $  8,225     $ 12,907     $   12,389    $   12,062    $    45,583
                               ========     ========     ==========    ==========    ===========
Net income (loss):
    Apache                     $  9,407     $ 10,196     $   10,574    $   12,660    $    42,837
    DEKALB                        1,750        2,416          1,890           757          6,813
    Conforming adjustments       (2,932)         295            (75)       (1,355)        (4,067)
                               --------     --------     ----------    ----------    -----------
                               $  8,225     $ 12,907     $   12,389    $   12,062    $    45,583
                               ========     ========     ==========    ==========    ===========
Income (loss) per common
  share from continuing
  operations:
    Apache                     $    .15     $    .17     $      .17    $      .21    $       .70
                               --------     --------     ----------    ----------    -----------
    DEKALB                     $    .18     $    .25     $      .20    $      .08    $       .71
                               --------     --------     ----------    ----------    -----------

    As combined                $    .16     $    .19     $      .18    $      .19    $       .71
    Conforming adjustments     $   (.04)    $      -     $        -    $     (.02)   $      (.06)
                               --------     --------     ----------    ----------    -----------
                               $    .12     $    .19     $      .18    $      .17    $       .65
                               ========     ========     ==========    ==========    ===========

Net income (loss)
  per common share:
    Apache                     $    .15     $    .17     $      .17    $      .21    $       .70
                               --------     --------     ----------    ----------    -----------
    DEKALB                     $    .18     $    .25     $      .20    $      .08    $       .71
                               --------     --------     ----------    ----------    -----------

  As combined                  $    .16     $    .19     $      .18    $      .19    $       .71
  Conforming adjustments           (.04)    $      -     $        -    $     (.02)   $      (.06)
                               --------     --------     ----------    ----------    -----------
                               $    .12     $    .19     $      .18    $      .17    $       .65
                               ========     ========     ==========    ==========    ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                First        Second        Third        Fourth        Total
                               --------     --------      --------     --------      --------
    1993                                    (In thousands, except per share data)
    ----
Revenues:
  Apache                       $108,592     $111,270      $122,013     $124,763      $466,638
  DEKALB                         11,827       11,949        10,245       11,882        45,903
  Reclassification to
      conform presentation            -            -             -           91            91
                               --------     --------      --------     --------      --------
                               $120,419     $123,219      $132,258     $136,736      $512,632
                               ========     ========      ========     ========      ========

Income (loss) from
  continuing operations:
    Apache                     $ 11,592     $ 11,495      $  1,081     $ 13,166      $ 37,334
    DEKALB                        1,413        1,336         1,074        1,849         5,672
    Conforming adjustments        1,176          751        (2,171)      (1,341)       (1,585)
                               --------     --------      --------     --------      --------
                               $ 14,181     $ 13,582      $    (16)    $ 13,674      $ 41,421
                               ========     ========      ========     ========      ========

Net income (loss):
    Apache                     $ 11,592     $ 11,495      $  1,081     $ 13,166      $ 37,334
    DEKALB                        6,747        1,336         1,074        1,849        11,006
    Conforming adjustments        1,176          751        (2,171)      (1,341)       (1,585)
                               --------     --------      --------     --------      --------
                               $ 19,515     $ 13,582      $    (16)    $ 13,674      $ 46,755
                               ========     ========      ========     ========      ========

Income (loss) per common
  share from continuing
  operations:
    Apache                     $    .24     $    .22      $    .02     $    .22      $    .70
                               --------     --------      --------     --------      --------
    DEKALB                     $    .15     $    .14      $    .11     $    .19      $    .59
                               --------     --------      --------     --------      --------

  As combined                  $    .23     $    .21      $    .03     $    .22      $    .70
  Conforming adjustments            .02     $    .01      $   (.03)    $   (.02)     $   (.03)
                               --------     --------      --------     --------      --------
                               $    .25     $    .22      $     --     $    .20      $    .67
                               ========     ========      ========     ========      ========
Net income (loss)
  per common share:
    Apache                     $    .24     $    .22      $    .02     $    .22      $    .70
                               --------     --------      --------     --------      --------
    DEKALB *                   $    .70     $    .14      $    .11     $    .19      $   1.14
                               --------     --------      --------     --------      --------

  As combined                  $    .33     $    .21      $    .03     $    .22      $    .78
  Conforming adjustments            .02     $    .01      $   (.03)    $   (.02)     $   (.03)
                               --------     --------      --------     --------      --------
                               $    .35     $    .22      $     --     $    .20      $    .75
                               ========     ========      ========     ========      ========



* The first quarter of 1993 includes a one time benefit of $5.3 million as a result of the adoption of SFAS No. 109 "Accounting for Income Taxes" as of January 1, 1993.

                                 EXHIBIT INDEX

         EXHIBIT NO.     DESCRIPTION
         -----------     -----------

            2.1  --      Stock Purchase Agreement, dated July 1, 1991, between
                         Registrant and Amoco Production Company (incorporated by reference to Exhibit 10.1 to Registrant's Current
                         Report on Form 8-K, dated July 1, 1991, SEC File No.
                         1-4300, filed July 19, 1991).

            2.2  --      Purchase and Sale Agreement between Hall-Houston Oil
                         Company, as seller, and Registrant, as buyer, dated as of June 2, 1993 (incorporated by reference to Exhibit
                         10.1 to Registrant's Current Report on Form 8-K, dated
                         August 31, 1993, SEC File No. 1-4300, filed September
                         7, 1993).

            2.3  --      Purchase and Sale Agreement between Hall-Houston Oil
                         Company, as seller, and Registrant, as buyer, dated as of August 13, 1993 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form
                         8-K, dated August 31, 1993, SEC File No. 1-4300, filed
                         September 7, 1993).

            2.4  --      Form of Acquisition Agreement between Registrant, HERC
                         Acquisition Corporation and Hadson Energy Resources
                         Corporation, dated August 26, 1993, and amended
                         September 28, 1993 (incorporated by reference to
                         Exhibit 2.1 to Registrant's Registration Statement on
                         Form S-4, Registration No. 33-67954, filed September
                         29, 1993).

            2.5  --      Purchase and Sale Agreement by and between Texaco
                         Exploration and Production Inc., as seller, and Registrant, as buyer, dated December 22, 1994
                         (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K, dated November
                         29, 1994, SEC File No. 1-4300, filed December 29,
                         1994).

            2.6  --      Amended and Restated Agreement and Plan of Merger among
                         Registrant, XPX Acquisitions, Inc. and DEKALB Energy
                         Company, dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to
                         Registrant's Registration Statement on Form S-4,
                         Registration No. 33-57321, filed April 14, 1995).

            2.7  --      Matagorda Island 681 Field Purchase and Sale Agreement
                         with Option to Exchange, dated November 24, 1992, between Shell Offshore Inc., SOI Royalties Inc., and
                         Registrant (incorporated by reference to Exhibit 10.7 to Apache Offshore Investment Partnership's Annual
                         Report on Form 10-K for year ended December 31, 1992,
                         SEC File No. 0-13546).

            3.1  --      Restated Certificate of Incorporation of Registrant,
                         dated December 1, 1993, as filed with the Secretary of State of Delaware on December 16, 1993 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for year ended December 31, 1993, SEC File
                         No. 1-4300).

            3.2  --      Bylaws of Registrant, dated as of December 9, 1992
                         (incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1992, SEC File No. 1-4300).

            4.1  --      Form of common stock certificate (incorporated by
                         reference to Exhibit 4.4 to Amendment No. 1 to
                         Registrant's Registration Statement on Form S-3,
                         Registration No. 33-5097, filed May 16, 1986).

         EXHIBIT NO.                      DESCRIPTION
         -----------                      -----------

            4.2  --      Rights Agreement, dated as of January 10, 1986, between
                         Registrant and First Trust Company, Inc., rights agent, relating to the declaration of Rights to Registrant's common stockholders of record on January 24, 1986
                         (incorporated by reference to Exhibit 4.9 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1985, SEC File No. 1-4300).

            10.1  --     Second Amended and Restated Credit Agreement, dated
                         April 30, 1994, among Registrant, the lenders named therein, and The First National Bank of Chicago and
                         Chemical Bank, as agents (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
                         10-Q for quarter ended June 30, 1994, SEC File No.
                         1-4300).

            10.2  --     Third Amended and Restated Credit Agreement, dated
                         March 1, 1995, among Registrant, the lenders named therein, and The First National Bank of Chicago, as
                         Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for year ended December 31, 1994, SEC File No. 1-4300).

            10.3  --     Fiscal Agency Agreement, dated as of January 4, 1995,
                         between Registrant and Chemical Bank, as fiscal agent
                         (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K, dated December
                         6, 1994, SEC File No. 1-4300, filed January 11, 1995.)

           +10.4  --     1982 Employee Stock Option Plan, as updated in January
                         1987 to conform to the Tax Reform Act of 1986
                         (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1990, SEC File No. 1-4300).

           +10.5  --     Apache Corporation Corporate Administrative Group
                         Incentive Plan, effective as of January 1, 1989
                         (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1990, SEC File No. 1-4300).

           +10.6  --     First Amendment to Apache Corporation Corporate
                         Administrative Group Incentive Plan, effective January
                         1, 1990 (incorporated by reference to Exhibit 10.14 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1993, SEC File No. 1-4300).

           +10.7  --     Apache Corporation Retirement/401(k) Savings Plan,
                         dated December 22, 1994, effective January 1, 1995
                         (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1994, SEC File No 1-4300).

           +10.8  --     Non-Qualified Retirement/Savings Plan of Apache
                         Corporation, dated November 16, 1989 (incorporated by reference to Exhibit 10.11 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1989,
                         SEC File No. 1-4300).

           +10.9  --     Apache International, Inc. Common Stock Award Plan,
                         dated February 12, 1990 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1989, SEC File No.
                         1-4300).

           +10.10  --    Apache Corporation 1990 Phantom Stock Appreciation
                         Plan, dated as of September 28, 1990 (incorporated by reference to Exhibit 10.17 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1990,
                         SEC File No. 1-4300).

           +10.11  --    Apache Corporation 1990 Stock Incentive Plan, dated as
                         of September 28, 1990 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1990, SEC File No.
                         1-4300).

         EXHIBIT NO.                      DESCRIPTION
         -----------                      -----------

           +10.12  --    Amendment No. 1 to the Apache Corporation 1990 Stock
                         Incentive Plan, dated as of July 17, 1992 (incorporated by reference to Exhibit 4.4 to Registrant's
                         Registration Statement on Form S-8, Registration No.
                         33-53442, filed October 19, 1992).

           +10.13  --    Apache Corporation 1995 Stock Option Plan, adopted
                         February 9, 1995 (incorporated by reference to Exhibit
                         10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1994, SEC File No. 1-4300).

           +10.14  --    Apache Corporation Income Continuance Plan, as amended
                         and restated February 24, 1988 (incorporated by reference to Exhibit 10.19 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1990,
                         SEC File No. 1-4300).

           +10.15  --    Apache Corporation Directors' Deferred Compensation
                         Plan, as amended and restated September 14, 1994
                         (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1994, SEC File No. 1-4300).

           +10.16  --    Apache Corporation Phantom Stock Appreciation Plan for
                         Directors, effective as of May 4, 1989 (incorporated by reference to Exhibit 10.22 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1990,
                         SEC File No. 1-4300).

           +10.17  --    Apache Corporation Outside Directors' Retirement Plan,
                         effective December 15, 1992 (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1992, SEC File No.
                         1-4300).

           +10.18  --    Apache Corporation Equity Compensation Plan for
                         Non-Employee Directors, adopted February 9, 1994, and form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1993,
                         SEC File No. 1-4300).

           +10.19  --    Amended and Restated Employment Agreement, dated
                         December 5, 1990, between Registrant and Raymond Plank
                         (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1990, SEC File No. 1-4300).

           +10.20  --    Amended and Restated Employment Agreement, dated
                         December 20, 1990, between Registrant and John A. Kocur
                         (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1990, SEC File No. 1-4300).

           +10.21  --    Employment Agreement, dated March 20, 1991, between
                         Registrant and William J. Johnson (incorporated by reference to Exhibit 10.15 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1992,
                         SEC File No. 1-4300).

           +10.22  --    Employment Agreement, dated June 6, 1988, between
                         Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for year ended December 31, 1989, SEC File
                         No. 1-4300).

           +10.23  --    Consulting Agreement, dated November 1, 1993, between
                         Registrant and John A. Kocur (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1993, SEC File No.
                         1-4300).

           +10.24  --    Consulting Agreement, effective April 28, 1994, between
                         Registrant and William J. Johnson (incorporated by reference to Exhibit 10.24 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1994,
                         SEC File No. 1-4300).

         EXHIBIT NO.                      DESCRIPTION
         -----------                      -----------

           +10.25  --    Consulting Agreement, effective January 1, 1995,
                         between Registrant and John L. Moran (incorporated by reference to Exhibit 10.25 to Registrant's Annual
                         Report on Form 10-K for the year ended December 31, 1994, SEC File No. 1-4300).

            10.26  --    Indenture, dated as of April 1, 1988, between DEKALB
                         and Continental Illinois Bank and Trust Company of
                         Chicago, as trustee, relating to the 10% Long-Term
                         Notes and 9.875% Long-Term Notes (incorporated by reference to Exhibit 4(a) to DEKALB's Registration
                         Statement on Form S-3, Registration No. 33-12534, filed
                         March 11, 1987).

            10.27  --    Extendible Revolving Term Credit Agreement, dated
                         November 19, 1992, between DEKALB Energy Canada Ltd.
                         and the Royal Bank of Canada (incorporated by reference to Exhibit 4.2 to DEKALB's Annual Report on Form 10-K for year ended December 31, 1992, SEC File No. 0-2886).

           +10.28  --    DEKALB Stock Option Plan and form of Stock Option
                         Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to DEKALB's Annual Report on Form 10-K for year ended August 31, 1986, SEC File No. 0-2886).

           +10.29  --    Letter Agreement, dated July 23, 1992, between DEKALB
                         and Vincent J. Tkachyk (incorporated by reference to Exhibit 10.3 to DEKALB's Annual Report on Form 10-K for year ended December 31, 1992, SEC File No. 0-2886).

           +10.30  --    DEKALB Deferred Management Employees Compensation Plan,
                         revised as of July 1, 1983, (incorporated by reference to Exhibit 10.13 to DEKALB's Annual Report on Form 10-K for year ended December 31, 1988, SEC File No. 0-2886).

           +10.31  --    Employment Agreements between DEKALB and Bruce P.
                         Bickner, dated January 1, 1992, and John H. Witmer,
                         Jr., dated January 1, 1992 (incorporated by reference to Exhibits 10.14 and 10.15 to DEKALB's Annual Report on Form 10-K for year ended December 31, 1991, SEC File
                         No. 0-2886).

           +10.32  --    DEKALB Long Term Incentive Plan, dated February 28,
                         1990 (incorporated by reference to Exhibit 10.16 to DEKALB's Quarterly Report on Form 10-Q for quarter ended March 31, 1990, SEC File No. 0-2886).

            10.33  --    Firm Transportation Service Agreement, dated April 25,
                         1991, between DEKALB and Pacific Gas Transmission
                         Company (incorporated by reference to Exhibit 10.9 to DEKALB's Annual Report on Form 10-K for year ended
                         December 31, 1992, SEC File No. 0-2886).

            10.34  --    Asset Purchase and Sale Agreement, dated July 8, 1992,
                         between DEKALB and Louis Dreyfus Gas Holdings Inc.
                         (incorporated by reference to Exhibit 10.10 to DEKALB's
                         Current Report on Form 8-K, dated October 16, 1992, SEC
                         File No. 0-2886).

           +10.35  --    DEKALB Profit Based Thrift Plan, effective September 1,
                         1989, as amended August 14, 1991 (incorporated by reference to Exhibit 10.11 to DEKALB's Annual Report on
                         Form 10-K for year ended December 31, 1992, SEC File
                         No. 0-2886).

           +10.36  --    Temporary Consulting Contracts between DEKALB and
                         Donald McMorland, dated June 1, 1994, and John Leteta, dated November 28, 1994 (incorporated by reference to Exhibits 10.11 and 10.12 to DEKALB's Annual Report on
                         Form 10-K for year ended December 31, 1994, SEC File
                         No. 0-2886).

         EXHIBIT  NO.                     DESCRIPTION
         -----------                      -----------

            *11.1  --    Statement regarding computation of earnings per share
                         of Registrant's common stock for the year ended
                         December 31, 1994.

            *21.1  --    Subsidiaries of Registrant

            *23.1  --    Consent of Arthur Andersen LLP

            *23.2  --    Consent of Coopers & Lybrand

            *23.3  --    Consent of Ryder Scott Company Petroleum Engineers

            *27.1  --    Financial Data Schedule

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