Form 10-Q/A
period 1995-03-31
APACHE CORP
filed 1995-08-04
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

Commission file number     1-4300
                           ------

                               APACHE CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                       41-0747868
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                            77056-4400
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code             (713) 296-6000
                                                             -------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO
     ----           ----
Number   of   shares    of Apache   Corporation   common  stock,   $1.25  par
value,   outstanding  as  of

March 31, 1995.......................................................69,708,077

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      APACHE CORPORATION AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                             (UNAUDITED - RESTATED)


(In thousands, except per share data)                   For the Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                        1995            1994
                                                     ---------        ---------
REVENUES:
  Oil and gas production revenues                    $ 143,189        $ 124,978
  Gathering, processing and marketing revenues          22,869            6,764
  Equity in income of affiliates                          --                 95
  Other revenues                                         1,660              884
                                                     ---------        ---------
                                                       167,718          132,721
                                                     ---------        ---------


OPERATING EXPENSES:
  Depreciation, depletion and amortization              69,795           60,257
  International impairments                               --              3,500
  Operating costs                                       44,979           35,639
  Gathering, processing and marketing costs             21,461            5,583
  Administrative, selling and other                      9,689            9,287
  Financing costs:
   Interest expense                                     18,561            7,848
   Amortization of deferred loan costs                   1,223              779
   Capitalized interest                                 (3,582)          (1,259)
   Interest income                                        (906)            (169)
                                                     ---------        ---------
                                                       161,220          121,465
                                                     ---------        ---------


INCOME BEFORE INCOME TAXES                               6,498           11,256
  Provision for income taxes                             2,415            3,031
                                                     ---------        ---------


NET INCOME                                           $   4,083        $   8,225
                                                     =========        =========


NET INCOME PER COMMON SHARE                          $     .06        $     .12
                                                     =========        =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              69,673           69,635
                                                     =========        =========

          The accompanying notes to consolidated financial statements are an intergral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (UNAUDITED - RESTATED)

(In thousands)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                              --------------------------
                                                                                 1995             1994
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   4,083        $   8,225
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization                                     69,795           60,257
    International impairments                                                      --              3,500
    Amortization of deferred loan costs                                           1,223              779
    Provision for deferred income taxes                                           2,415            4,531
  Cash distributions less than earnings of affiliates                              --                (95)
  Gain on sale of stock held for investment                                        (350)            --
  Other                                                                               3             (134)
  Changes in operating assets and liabilities:
    Increase in receivables                                                      (5,956)          (6,377)
    (Increase) decrease in advances to oil and gas ventures and other              (328)             598
    (Increase) decrease in deferred charges and other                               609             (368)
    Decrease in payables                                                         (9,785)          (3,807)
    Increase (decrease) in accrued operating costs                                2,865           (6,984)
    Decrease in advance from gas purchaser                                       (1,653)            --
    Increase in deferred credits and other noncurrent liabilities                 1,608              790
                                                                              ---------        ---------
      Net cash provided by operating activities                                  64,529           60,915
                                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures                                      (79,431)         (80,930)
  Acquisition of oil and gas properties                                        (573,137)          (4,489)
  Non-cash portion of net oil and gas property additions                         (7,846)          (3,844)
  Purchase of AERC stock, net of cash acquired                                     --            (13,885)
  Purchase of stock held for investment                                            (305)          (1,000)
  Proceeds from sale of oil and gas properties                                   20,401            3,768
  Proceeds from sale of investments                                               5,383             --
  Prepaid acquisition cost                                                       25,377             --
  Increase in inventory, net                                                     (3,550)            (158)
  Other capital expenditures, net                                                (1,751)          (1,547)
                                                                              ---------        ---------
      Net cash used in investing activities                                    (614,859)        (102,085)
                                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                          720,859           44,456
  Payments on long-term debt                                                   (165,241)          (7,034)
  Proceeds from issuance of common stock, net                                       600            1,124
  Costs of debt and equity transactions                                         (11,224)            --
  Dividends paid                                                                 (4,301)          (4,268)
                                                                              ---------        ---------
      Net cash provided by financing activities                                 540,693           34,278
                                                                              ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        (9,637)          (6,892)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   30,043           39,728
                                                                              ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  20,406        $  32,836
                                                                              =========        =========

          The accompanying notes to consolidated financial statements are an intergral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED - RESTATED)


(In thousands)                                      March 31,         December 31,
                                                      1995                1994
                                                   -----------        ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    20,406        $    30,043
  Receivables                                          117,290            111,310
  Inventories                                           12,418              8,868
  Advances to oil and gas ventures and other            10,820             10,093
                                                   -----------        -----------
                                                       160,934            160,314
                                                   -----------        -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full
   cost accounting:
    Proved properties                                3,777,215          3,265,770
    Unproved properties and properties
     under development, not being amortized            280,069            157,379
  Gas gathering, transmission and
   processing facilities                                25,809             25,809
  Other                                                 51,661             49,912
                                                   -----------        -----------
                                                     4,134,754          3,498,870

  Less:  Accumulated depreciation,
   depletion and amortization                       (1,751,868)        (1,682,039)
                                                   -----------        -----------
                                                     2,382,886          1,816,831
                                                   -----------        -----------

OTHER ASSETS:
  Deferred charges and other                            38,644             59,482
                                                   -----------        -----------
                                                   $ 2,582,464        $ 2,036,627
                                                   ===========        ===========

          The accompanying notes to consolidated financial statements are an intergral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED - RESTATED)


(In thousands)                                   March 31,         December 31,
                                                   1995               1994
                                                -----------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt          $      --          $       100
  Accounts payable                                   91,067             92,861
  Accrued operating expense                          18,437             16,722
  Accrued exploration and development                12,746             25,077
  Accrued interest                                    9,612              4,983
  Accrued compensation and benefits                   4,404             10,794
  Other accrued expenses                             13,580             12,980
                                                -----------        -----------
                                                    149,846            163,517
                                                -----------        -----------

LONG-TERM DEBT                                    1,274,808            719,033
                                                -----------        -----------

DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES:
  Income taxes                                      154,902            151,216
  Advance from gas purchaser                         65,723             67,376
  Other                                              45,390             44,398
                                                -----------        -----------
                                                    266,015            262,990
                                                -----------        -----------

SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000
   shares authorized, 70,827,080 and
   70,785,067 shares issued, respectively            88,534             88,482
  Paid-in capital                                   500,650            500,101
  Retained earnings                                 335,073            335,293
  Currency translation adjustment                   (19,009)           (19,337)
  Treasury stock, at cost, 1,119,003 and
    1,118,975 shares, respectively                  (13,453)           (13,452)
                                                -----------        -----------
                                                    891,795            891,087
                                                -----------        -----------
                                                $ 2,582,464        $ 2,036,627
                                                ===========        ===========

         The accompanying notes to consolidated financial statements are an intergral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                         STATEMENT OF RETAINED EARNINGS
                             (UNAUDITED - RESTATED)


(In thousands)                                  For the Three Months
                                                   Ended March 31,
                                             --------------------------
                                                1995             1994
                                             ---------        ---------
Retained earnings, beginning of period       $ 335,293        $ 306,892
Net income                                       4,083            8,225
Dividends declared:
  Common stock, $.07 per share                  (4,303)          (4,286)
                                             ---------        ---------

Retained earnings, end of period             $ 335,073        $ 310,831
                                             =========        =========

         The accompanying notes to consolidated financial statements are an intergral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K/A.

INCOME TAXES

Under the liability method specified by Statement of Financial Accounting Standards No. 109, deferred taxes were determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted laws.

INCOME PER SHARE

Primary income per common share was calculated by dividing net income by the weighted average common shares outstanding. The effect of common stock equivalents, including shares issuable upon the exercise of employee stock options (calculated using the treasury stock method) and upon the assumed conversion of the Company's 3.93-percent convertible notes and 6-percent convertible debentures, was not significant or was anti-dilutive for all periods presented.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.


                                              For the Three Months
                                                Ended March 31,
                                              ---------------------
(In thousands)                                 1995         1994
                                              -------       -------
     Cash paid during the period for:
       Interest (net of amounts capitalized)  $ 8,485       $ 3,644
       Income taxes (net of refunds)              342           204

ACQUISITIONS

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

The merger was accounted for as a "pooling of interests". As a result, this Form 10-Q/A has been prepared to present restated information for 1995 and preceding years on a combined basis using the "pooling of interests" method of accounting. The common stock data presented herein includes DEKALB, restated based upon the
 .8764 exchange ratio for the merger.

In connection with the DEKALB merger, the methods used by Apache and DEKALB in computing depreciation, depletion and amortization (DD&A) of proved oil and gas properties were conformed to the units-of-production method using physical units. This method was previously used by DEKALB and in conforming the methods used, Apache adopted the units-of-production method in lieu of the future gross revenue method. The conforming adjustments for DD&A have been reflected retroactively in the combined financial statements along with an adjustment to DEKALB's previously recorded deferred tax valuation allowance for U.S. operating loss carryforwards expected to be utilized by Apache in future periods. All other adjustments are reclassifications to conform financial statement presentation. A reconciliation of the previously separate results to the restated combined results is set forth below:


                                       Quarter Ended    Quarter Ended
                                       March 31, 1995   March 31, 1994
                                       --------------   --------------
                                               (In Thousands)
Revenues:
  Apache                                  $ 158,652        $ 121,591
  DEKALB                                      9,066           11,130
                                          ---------        ---------

                                          $ 167,718        $ 132,721
                                          =========        =========
Net income (loss):
  Apache                                  $   5,991        $   9,407
  DEKALB                                       (409)           1,750
  Conforming adjustments                     (1,499)          (2,932)
                                          ---------        ---------
                                          $   4,083        $   8,225
                                          =========        =========

Net income (loss) per common share:
  Apache                                  $     .10        $     .15
                                          ---------        ---------
  DEKALB                                  $    (.04)       $     .18
                                          ---------        ---------

  As combined                             $     .08        $     .16
  Conforming adjustments                       (.02)            (.04)
                                          ---------        ---------
                                          $     .06        $     .12
                                          =========        =========

                                       7

On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $564 million. The acquisition of the Texaco properties was accounted for using the purchase method of accounting and was included in the financial statements of the Company since the date of the acquisition. The following unaudited pro forma financial information shows the pro forma effect on the Company's consolidated results of operations as if the acquisition were effective on January 1 of the year indicated. The pro forma data presented is based on numerous assumptions and should not necessarily be viewed as being indicative of future operations.

(In thousands, except per share data)


                                      For the Three Months         For the Three Months
                                      Ended March 31, 1995         Ended March 31, 1994
                                    ------------------------     -------------------------
                                    As Reported    Pro Forma     As Reported     Pro Forma
                                    -----------    ---------     -----------     ---------
Revenues and other income            $167,718       $191,493       $132,721       $174,391

Net income                           $  4,083       $  2,790       $  8,225       $  4,656

Net income per common share          $    .06       $    .04       $    .12       $    .07

Weighted average common shares
 outstanding                           69,673         69,673         69,635         69,635

ACQUISITION FINANCING

On March 1, 1995, in connection with the acquisition of certain oil and gas properties from Texaco, lenders increased the size of Apache's revolving credit facility from $700 million to $1 billion, subject to borrowing base availability. The borrowing base is the estimated loan value of the Company's oil and gas reserves, not including reserves outside the United States and subject to certain other exclusions, based upon forecast oil and gas prices and rates of production, as periodically redetermined by the lenders. Upon closing of the Texaco transaction on March 1, 1995, Apache had approximately
$840 million in loans outstanding under the facility with approximately
$60 million unborrowed and available.

Under terms of the credit facility, as amended March 1, 1995, the Company must
(i) maintain a minimum tangible net worth of $650 million, which is adjusted quarterly for subsequent earnings and securities transactions, and (ii) maintain a ratio of (A) earnings before interest expense, state and federal taxes and DD&A to (B) consolidated interest expense, of not less than 3.7:1. Restrictive covenants under the facility include certain limitations on indebtedness and contingent obligations, as well as certain restrictions on liens and investments in international subsidiaries. The Company has complied with its financial ratios and covenant requirements at all times since the inception of the revolving credit facility in July 1991. The facility matures on March 1, 2000, and may be extended in one-year increments with the lenders' consent.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On May 17, 1995, Apache Corporation (Apache or the Compamy) acquired DEKALB Energy Company (DEKALB, now known as DEK Energy Company) through a merger which resulted in DEKALB becoming a wholly-owned subsidiary of Apache. (See "Acquisitions" in the notes to the consolidated financial statements.) The merger was accounted for as a "pooling of interests". As a result, the following discussion and analysis has been prepared on a combined basis using the "pooling of interests" method of accounting.

FINANCIAL RESULTS

For the first quarter of 1995, Apache reported net income of $4.1 million, or $.06 per share, on total revenues of $167.7 million compared to net income of $8.2 million, or $.12 per share, on total revenues of $132.7 million a year ago. The 50-percent decline in earnings reflected the impact of lower gas prices coupled with higher financing costs. Apache's financial performance for the first quarter of 1995 was impacted by the following items:

Acquisitions:

On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Production and Exploration Inc. (Texaco) for an adjusted purchase price of $564 million. With the acquisition, Apache's total equivalent reserves increased 34 percent over year-end 1994. Oil reserves, as a percent of total reserves, increased from 34 percent to approximately 43 percent. Estimated production volumes from the Texaco properties during the month of March were 18,114 barrels of oil per day (bopd) and 73 million cubic feet per day (MMcfd), which on a quarterly basis added 6,420 bopd to reported oil volumes and 25 MMcfd to reported gas volumes. This acquisition accounted for 22 percent of the increase in total gas production over a year ago. Acquisitions completed in the second half of 1994 added approximately 53 MMcfd of gas and 3,700 bopd of oil to 1995 production. The Texaco transaction, and four smaller acquisitions in which Apache purchased additional interests in existing properties, added 111 million barrels of oil equivalent (MMboe) of reserves for the quarter.

Oil and Gas Production and Pricing:

The company posted record oil and gas production during the first quarter of 1995, boosting total revenues to $167.7 million. A $4.03 per barrel increase in Apache's average realized oil price in 1995 partially offset a 28-percent decline in realized gas prices.

RESULTS OF OPERATIONS

Volume and price information concerning the Company's 1995 and 1994 first quarter oil and gas production is summarized in the following table:


                                                   For the Three Months
                                                      Ended March 31,
                                                   ---------------------         Increase
                                                    1995          1994          (Decrease)
                                                   --------      -------        ----------
Selected Oil and Gas
Operating Statistics
- --------------------

Gas Volume - Mcf per day:
  U.S                                              486,028       382,763            27%
  Canada                                            61,165        51,879            18%
  Australia                                          6,125         4,140            48%
                                                   -------       -------
  Total                                            553,318       438,782            26%
                                                   =======       =======

Average Gas Price - Per Mcf:
  U.S                                              $  1.52       $  2.09           (27%)
  Canada                                               .97          1.70           (43%)
  Australia                                           1.99          1.89             5%
  Total                                               1.47          2.05           (28%)

Oil Volume - Barrels per day:
  U.S                                               39,738        32,019            24%
  Canada                                             1,966         2,103            (7%)
  Australia                                          3,072         2,643            16%
                                                   -------       -------
  Total                                             44,776        36,765            22%
                                                   =======       =======

Average Oil Price - Per barrel:
  U.S                                              $ 16.69       $ 12.56            33%
  Canada                                             16.69         12.26            36%
  Australia                                          18.94         16.37            16%
  Total                                              16.84         12.81            31%

Natural Gas Liquids (NGL) - Barrels per day:
  U.S                                                1,562         1,323            18%
  Canada                                               559           650           (14%)
                                                   -------       -------
  Total                                              2,121         1,973             8%
                                                   =======       =======

Average NGL Price - Per barrel:
  U.S                                              $ 12.77       $ 11.03            16%
  Canada                                             10.21          8.24            24%
  Total                                              12.10         10.11            20%


Oil and gas production revenues for the first quarter of 1995 increased 15 percent to $143.2 million compared to $125 million last year. A 24-percent increase in equivalent production and 31-percent rise in realized oil prices mitigated the impact of lower gas prices from the comparable period of 1994.

In 1995, gas sales declined $7.8 million, or ten percent, from last year to $73 million. A $.58 per Mcf drop in average realized gas prices from last year negatively impacted gas sales by $23.6 million, while increased production added $15.8 million to gas revenues. The Company reported natural gas production of
553.3 MMcfd in the first quarter of 1995, a 114.5 MMcfd increase from 1994 levels. Acquisitions, both in the second half of 1994 and the first quarter of 1995, accounted for 68 percent of the increase.

First quarter oil production of 44.8 Mbopd rose 8 Mbopd, or 22 percent, over the same period in 1994. Oil sales rose by $25.5 million to $67.9 million for the first quarter 1995 from increased production, resulting principally from acquisitions, and from increased oil prices. In the first quarter of 1995, oil prices increased by $4.03 per barrel to a realized price of $16.84. The increase in oil volumes impacted 1995 oil sales by $9.2 million while the rise in oil prices impacted sales by $16.3 million.

Revenues from the sale of natural gas liquids (NGL) for the first quarter of 1995 increased $.5 million from a year ago to $2.3 million. Higher production and increased prices drove the 27-percent increase in NGL sales.

Gathering, processing and marketing revenues of $22.9 million in the first quarter of 1995 tripled the revenues from a year ago. The activity reflects increased volumes of purchase and resale transactions by Apache's oil and gas marketing subsidiaries. These marketing transactions generally carry a low margin.

Depreciation, depletion and amortization (DD&A) expense for the first quarter of 1995 rose $9.5 million, or 16 percent, to $69.8 million. DD&A expense for oil and gas properties was higher due to increased oil and gas production compared to a year ago. Apache's amortization rate decreased from $6.33 in 1994 to $5.57 in 1995 due to the impact of the Texaco properties. There were no international impairments in the first quarter of 1995.

Reflecting the impact of acquisitions, operating costs for the first quarter of 1995 rose 26 percent from a year ago to $45 million. Operating costs include lifting costs, workover expense, production taxes and other taxes. Based on an equivalent unit of production, operating costs rose $.06 barrel of oil equivalent (boe), or one percent, in 1995 to $3.60 boe. The unit cost increase reflects the acquisition of the Texaco properties which are 69 percent oil on an energy equivalent basis. Oil properties typically have a higher expense than gas properties. The unit cost increase was partially offset by $.9 million of production tax refunds in 1995.

First quarter administrative, selling and other costs increased $.4 million compared to a year ago, while declining $.16 on a boe basis. The decline in administrative costs per barrel of oil equivalent reflects continued cost controls and the increase in production. Administrative costs increased due to expenses to assimilate the Texaco properties into Apache's operations.

Net financing costs increased $8.1 million, or 112 percent, for the first quarter of 1995, to $15.3 million due to an increase in debt outstanding and higher interest rates since last year. Apache's effective interest rate increased from 5.68 percent in the first quarter of 1994 to 7.40 percent in the first quarter of 1995 primarily due to increases in market rates. Debt increased $556 million since December 31, 1994, primarily as a result of increased borrowings to fund acquisitions.

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

Expenditures for exploration and development decreased to $79.4 million for the first quarter of 1995 from $80.9 million during the comparable period last year. Apache completed 22 producing wells out of 38 U.S. wells drilled for the first quarter of 1995. By comparison, the Company completed 55 producing wells of 64 gross U.S. wells during the first quarter of last year. U.S. expenditures declined slightly from 1994 while international exploration and development costs rose 85 percent to $9.8 million.

Apache acquired $573.1 million of oil and gas properties during the first quarter of 1995, compared with $4.5 million a year ago. On March 1, 1995, the Company completed its acquisition of 315 oil and gas fields from Texaco for an adjusted purchase price of $564 million. Apache also divested $20.4 million of non-core oil and gas properties in the first quarter of 1995. Other capital expenditures during the first quarter of 1995 increased $1.8 million from $1.5 million for the same period a year ago.

CAPITAL RESOURCES  AND LIQUIDITY

Apache's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from the sale of non-strategic assets. Net cash provided by operating activities during the first quarter of 1995, rose to $66.6 million compared to $61 million for the same period last year.

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

On March 1, 1995, the Company's revolving credit facility was amended and restated, increasing it from $700 million to $1 billion. The facility matures on March 1, 2000, and may be extended in one-year increments with the lenders' consent. Based on the Company's ratio of debt to total capital, the interest rate margin over LIBOR at March 31, 1995, was 1.125 percent. The Company also pays a facility fee based on its ratio of debt to total capital. The facility fee at March 31, 1995, was .375 percent of the available portion of the commitment and .1875 percent of the unavailable portion of the commitment. As of March 31, 1995, the available portion of the commitment was $881 million, of which $836 million was outstanding. Costs associated with the amendment of the facility totaled $7.2 million. At March 31, 1995, Apache had a total of $1.3 billion in long-term debt outstanding, up $556 million from the end of 1994.

The Company had $20.4 million in cash equivalents on hand at March 31, 1995, down $9.6 million from December 31, 1994. The Company's ratio of current assets to current liabilities at the end of first quarter of 1995 of 1.1:1 increased from 1:1 at year-end 1994.

Management believes that cash on hand, net cash generated from operations and unused available borrowing capacity under the revolving credit facility will be adequate to meet future liquidity needs for the next two fiscal years, including satisfying the Company's financial obligations and funding exploration and development operations and routine acquisitions.

FUTURE TRENDS

The Company plans to implement several strategic initiatives designed to accelerate the integration of acquired properties, streamline operations and strengthen its balance sheet. To maximize profit margins and rationalize its enlarged asset base, Apache announced plans on February 15, 1995 to accelerate the disposition of all of its oil and gas properties in its Rocky Mountain region and non-strategic assets in other operating regions, and to close the Denver, Colorado office. Funds received from property sales will be applied toward the reduction of debt. Capital and human resources from Apache's Rocky Mountain region will be redeployed within the Company. Apache has continually followed a practice of expanding and upgrading its reserves through a combination of exploratory and development drilling, acquisitions, reworkings and recompletions and upgrading its production base by disposing of lower-margin and non-strategic properties.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 9 to the Consolidated Financial Statements contained in the registrant's restated 1994 annual report on Form 10-K/A, for the year ended December 31, 1994, filed August, 2, 1995, is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On April 17, 1995, the Securities and Exchange Commission declared effective Apache's Registration Statement on Form S-4 relating to the Company's previously announced merger agreement with DEKALB Energy Company.

         In February 1995, Apache announced plans to accelerate the disposition of lower margin and non-strategic properties, including sales of a substantial portion of its Rocky Mountain properties and non-strategic assets from its other regions. In 1995 to date, divestitures closed or under contract total $239 million, as discussed below.

         On July 18, 1995, Apache entered into a purchase and sale agreement to sell certain of its Rocky Mountain properties to Citation Oil & Gas Corporation for $55 million, subject to adjustment. The assets being sold include Apache's interest in 138 fields with approximately 1,600 active wells located in Colorado, Montana, North Dakota, South Dakota, Utah and Wyoming. Apache issued a press release dated July 19, 1995, which is attached hereto as Exhibit 99.1 and incorporated herein by reference.

         In addition to the sale of Rocky Mountain properties described above, Apache has sold or agreed to sell $84 million of its non-core properties in 22 other transactions. The assets sold or being sold include Apache's interest in 1,226 wells in the Midcontinent region for $55 million, 65 wells in the Gulf of Mexico region for $14 million, eight wells in the Permian Basin region for $12 million, and 13 wells in the Rocky Mountain region for $3 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits.

         11.1     Computation of Earnings per Share.
         27.1     Financial Data Table.
         99.1 Press release dated July 19, 1995 (Apache to sell Rocky Mountain Properties to Citation for $155 million).

         b.       Reports filed on Form 8-K.

                  During the fiscal quarter ended March 31, 1995, Apache filed a Current Report on Form 8-K and Amendment No. 1 on Form 8-K/A, each dated March 1, 1995 for:

                           Item 2. Acquisition or Disposition of
                           Assets-Registrant closed the purchase of the interest of Texaco Exploration and Production Inc. in approximately 315 oil and gas properties.

                           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits-Relating to the Texaco transaction, Apache filed (i) the Statement of Combined Revenues and Direct Operating Expenses for the Oil and Gas Properties of Texaco Exploration and Production Inc. Sold to Apache, for the years ended December 31, 1993 and 1994; (ii) the Unaudited Pro Forma Consolidated Condensed Statement of Operations of Apache Corporation and Subsidiaries, as of December 31, 1994; and (iii) the Unaudited Pro Forma Consolidated Condensed Balance Sheet of Apache Corporation and Subsidiaries, as of December 31, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereto duly authorized.

                                         APACHE CORPORATION

Dated:            August 4, 1995         /s/ Mark A. Jackson
                                         ---------------------------------------
                                         Mark A. Jackson
                                         Vice President, Finance

Dated:            August 4, 1995         /s/ R. Kent Samuel
                                         ---------------------------------------
                                         R. Kent Samuel
                                         Controller and Chief Accounting Officer

                                 EXHIBIT INDEX

     Exhibit No.

         11.1     Computation of Earnings per Share.
         27.1     Financial Data Table.
         99.1 Press release dated July 19, 1995 (Apache to sell Rocky Mountain Properties to Citation for $155 million).