Form 10-Q
period 1995-06-30
APACHE CORP
filed 1995-08-14
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the transition period from --------------------- to -----------------------

Commission file number     1-4300
                           ------

                              APACHE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      41-0747868
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                             77056-4400
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code             (713) 296-6000
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [ X ]       NO  _____

Number of shares of Apache Corporation common stock,
$1.25 par value, outstanding as of June 30, 1995 . . . . .  . . . .   69,914,519

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      APACHE CORPORATION AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                                  (UNAUDITED)

(In thousands, except per share data)                       For the Quarter           For  the Six  Months
                                                             Ended June 30,               Ended June 30,
                                                       -------------------------     -------------------------
                                                          1995           1994           1995           1994
                                                       ----------     ----------     -----------    ----------
REVENUES:
  Oil and gas production revenues                       $174,519       $134,440      $ 317,708       $259,418
  Gathering, processing and marketing revenues            28,356         10,530         51,225         17,294
  Equity in income of affiliates                               -            196             -             291
  Other revenues                                           3,177          1,888          4,837          2,772
                                                        --------       --------       --------      ---------
                                                         206,052        147,054        373,770        279,775
                                                        --------       --------       --------      ---------

OPERATING EXPENSES:
  Depreciation, depletion and amortization                78,830         61,969        148,625        122,226
  International impairments                                    -          2,800             -           6,300
  Operating costs                                         55,538         35,563        100,517         71,202
  Gathering, processing and marketing costs               26,666          9,185         48,127         14,768
  Administrative, selling and other                       10,421         10,236         20,110         19,523
  Merger costs                                             9,977              -          9,977              -
  Financing costs:
    Interest expense                                      25,048          8,984         43,609         16,832
    Amortization of deferred loan costs                    1,150            965          2,373          1,744
    Capitalized interest                                  (4,853)        (1,424)        (8,435)        (2,683)
    Interest income                                       (1,020)          (352)        (1,926)          (521)
                                                        --------       --------       --------      ---------
                                                         201,757        127,926        362,977        249,391
                                                        --------       --------       --------      ---------

INCOME BEFORE INCOME TAXES                                 4,295         19,128         10,793         30,384
Provision for income taxes                                 3,758          6,221          6,173          9,252
                                                       ---------      ---------       --------       --------


NET INCOME                                             $     537      $  12,907       $  4,620       $ 21,132
                                                       =========      =========       ========       ========


NET INCOME PER COMMON SHARE                            $     .01      $     .19       $    .07       $    .30
                                                       =========      =========       ========       ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                      69,809         69,635         69,741         69,663
                                                       =========      =========       ========       ========




      The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

(In thousands)                                                                   For the Six Months
                                                                                   Ended June 30,
                                                                             -----------------------------
                                                                                1995              1994
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $    4,620         $   21,132
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation, depletion and amortization                                    148,625            122,226
    International impairments                                                         -              6,300
    Amortization of deferred loan costs                                           2,373              1,744
    Provision for deferred income taxes                                          19,773             12,252
  Cash distributions less than earnings of affiliates                                 -               (291)
  Gain on sale of stock held for investment                                        (350)            (1,464)
  Other                                                                              77               (234)
  Changes in operating assets and liabilities:
    Increase in receivables                                                     (45,373)           (11,572)
    Increase in advances to oil and gas ventures and other                         (969)            (3,511)
    (Increase) decrease in other assets                                             941             (2,702)
    Increase in accounts payable                                                  5,754              7,551
    Increase (decrease) in accrued expenses                                       9,037             (6,335)
    Decrease in advance from gas purchaser                                       (3,316)                -
    Increase (decrease) in deferred credits and other noncurrent liabilities         47             (4,406)
                                                                             ----------         ----------

    Net cash provided by operating activities                                   141,239            140,690
                                                                             ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures                                     (142,129)          (162,781)
  Acquisition of oil and gas properties                                        (573,856)           (26,965)
  Non-cash portion of oil and gas property additions                             (9,882)             3,047
  Proceeds from sale of oil and gas properties                                   73,196              4,114
  Purchase of stock held for investment                                            (305)           (14,885)
  Prepaid acquisition costs                                                      25,377                  -
  Proceeds from sale of stock held for investment                                 5,428                  -
  Increase in inventory, net                                                     (4,121)              (613)
  Other capital expenditures, net                                                (4,233)            (4,156)
                                                                              ---------          ---------

    Net cash used by investing activities                                      (630,525)          (202,239)
                                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                          745,605             92,462
  Payments on long-term debt                                                   (250,141)           (32,338)
  Proceeds from issuance of common stock                                          1,286              2,201
  Treasury stock activity                                                            (2)              (857)
  Dividends paid                                                                 (8,604)            (8,536)
  Costs of debt transactions                                                    (11,582)              (875)
                                                                              ---------          ---------

    Net cash provided by financing activities                                   476,562             52,057
                                                                             ----------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (12,724)            (9,492)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   30,043             39,728
                                                                             ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   17,319         $   30,236
                                                                             ==========         ==========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


(In thousands)                                                                June 30,          December 31,
                                                                                1995                1994
                                                                             -----------       -------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $   17,319         $   30,043
  Receivables                                                                   156,848            111,310
  Inventories                                                                    12,989              8,868
  Advances to oil and gas ventures and other                                     10,366             10,093
                                                                             ----------         ----------
                                                                                197,522            160,314
                                                                             ----------         ----------

PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
    Proved properties                                                         3,798,037          3,265,770
    Unproved properties and properties
      under development, not being amortized                                    274,164            157,379
  Gas gathering, transmission and processing facilities                          25,809             25,809
  Other                                                                          54,014             49,912
                                                                             ----------         ----------
                                                                              4,152,024          3,498,870
                                                                             ----------         ----------
  Less:  Accumulated depreciation, depletion and amortization                (1,832,946)        (1,682,039)
                                                                             ----------         ----------
                                                                              2,319,078          1,816,831
                                                                             ----------         ----------
OTHER ASSETS:
  Deferred charges and other                                                     37,957             59,482
                                                                             ----------         ----------

                                                                             $2,554,557         $2,036,627
                                                                             ==========         ==========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


(In thousands)                                                                June 30,        December 31,
                                                                                1995              1994
                                                                             ----------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                       $    7,000         $      100
  Accounts payable                                                               99,365             92,861
  Accrued operating expense                                                      20,588             16,722
  Accrued exploration and development                                            15,199             25,077
  Accrued interest                                                               10,819              4,983
  Accrued compensation and benefits                                               6,409             10,794
  Other accrued expenses                                                         16,631             12,980
                                                                             ----------         ----------
                                                                                176,011            163,517
                                                                             ----------         ----------

LONG-TERM DEBT                                                                1,207,913            719,033
                                                                             ----------         ----------

DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES:
  Income taxes                                                                  172,434            151,216
  Advances on gas contracts                                                      64,060             67,376
  Other                                                                          43,597             44,398
                                                                             ----------         ----------
                                                                                280,091            262,990
                                                                             ----------         ----------

SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000
    shares authorized, 71,033,559 and
    70,085,067 shares issued, respectively                                       88,792             88,482
  Paid-in capital                                                               501,033            500,101
  Retained earnings                                                             330,715            335,293
  Currency translation adjustment                                               (16,544)           (19,337)
  Treasury stock, at cost, 1,119,040 and
    1,118,975 shares, respectively                                              (13,454)           (13,452)
                                                                              ---------          ---------
                                                                                890,542            891,087
                                                                             ----------         ----------

                                                                             $2,554,557         $2,036,627
                                                                             ==========         ==========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                                  (UNAUDITED)


(In thousands)                                                                  For the Quarter
                                                                                 Ended June 30,
                                                                    -------------------------------------------
                                                                        1995                 1994
                                                                    ------------          -------------
RETAINED EARNINGS, beginning of period                              $   335,073            $   310,831
Net income                                                                  537                 12,907
Dividends declared:
  Common stock, $.07 per share                                           (4,895)                (4,294)
                                                                    -----------            -----------

RETAINED EARNINGS, end of period                                    $   330,715            $   319,444
                                                                    ===========            ===========



                                                                          For the Six Months
                                                                            Ended June 30,
                                                                    ----------------------------------
                                                                         1995               1994
                                                                    --------------     ---------------
RETAINED EARNINGS, beginning of year                                $   335,293            $   306,892
Net income                                                                4,620                 21,132
Dividends declared:
  Common stock, $.14 per share                                           (9,198)                (8,580)
                                                                     ----------             ----------

RETAINED EARNINGS, end of period                                    $   330,715            $   319,444
                                                                    ===========            ===========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                     APACHE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements.
All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K/A.

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

The following table provides additional disclosure of cash payments (in thousands):

                                                                      For the Six Months
                                                                        Ended June 30
                                                            ----------------------------------------
                                                                   1995                  1994
                                                            -------------------  -------------------
Cash paid during the period for:
   Interest (net of amounts capitalized)                    $      29,433        $      14,016
   Income taxes (net of refunds)                                      439                  429

ACQUISITIONS

On May 17, 1995, Apache acquired DEKALB Energy Company (DEKALB, now known as DEK Energy Company), an oil and gas company engaged in the exploration for, and the development of, crude oil and natural gas in Canada, through a merger which resulted in DEKALB becoming a wholly owned subsidiary of Apache. Pursuant to the merger agreement, DEKALB shareholders received .8764 shares of Apache common stock in exchange for each share of DEKALB Class A stock and Class B stock. As a result, 8.4 million shares of Apache common stock were issued in exchange for outstanding DEKALB stock and for DEKALB employee stock options.
In connection with the merger, nonrecurring transaction costs totaling approximately $10 million were charged to expense in the second quarter of 1995.

The merger was accounted for as a "pooling of interests". As a result, the Company's financial statements for 1995 and prior periods have been restated to include combined results with DEKALB.

In connection with the DEKALB merger, the methods used by Apache and DEKALB in computing depreciation, depletion and amortization (DD&A) of proved oil and gas properties were conformed to the units-of-production method using physical units. This method was previously used by DEKALB and in conforming the method used, Apache adopted the units-of-production method in lieu of the future gross revenue method. The conforming adjustments for DD&A have been reflected retroactively in the combined financial statements along with an adjustment to DEKALB's previously recorded deferred tax valuation allowance for U.S. operating loss carryforwards expected to be utilized by Apache in future periods. All other adjustments are reclassifications to conform financial statement presentation. A reconciliation of the previously reported separate results as compared to the restated combined results is set forth below:


                                              Quarter Ended             Six Months Ended
                                              June 30, 1994              June 30, 1994
                                             ---------------           -----------------
(In thousands, except per share data)

Revenues:
  Apache                                           $134,947               $256,538
  DEKALB                                             12,107                 23,237
                                                   --------               --------
                                                   $147,054               $279,775
                                                   ========               ========


Net income (loss):
  Apache                                           $ 10,196               $ 19,603
  DEKALB                                              2,416                  4,166
  Conforming adjustments                                295                 (2,637)
                                                   --------               --------
                                                   $ 12,907               $ 21,132
                                                   ========               ========


Net income (loss) per common share:
  Apache                                           $    .17               $    .32
                                                   ========               ========
  DEKALB                                           $    .25               $    .43
                                                   ========               ========

  As combined                                      $    .19               $    .34
  Conforming adjustments                                 --                   (.04)
                                                   ========               ========
                                                   $    .19               $    .30
                                                   ========               ========


On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $564 million. The acquisition of the Texaco properties was accounted for using the purchase method of accounting and was included in the financial statements of the Company since the date of the acquisition. The following unaudited pro forma financial information shows the pro forma effect on the Company's consolidated results of operations as if the acquisition were effective on January 1, 1994. The pro forma data presented is based on numerous assumptions and should not necessarily be viewed as being indicative of future operations.

(In thousands, except per share data)

                                  For the Six Months             For the Six Months
                                  Ended June 30, 1995            Ended June 30, 1994
                               -------------------------      -------------------------
                               As Reported     Pro Forma      As Reported     Pro Forma
                               -----------     ---------      -----------     ---------
Revenues                         $373,770       $397,545        $279,775       $361,739

Net income                       $  4,620       $  3,327        $ 21,132       $ 16,417

Net income per common share      $    .07       $    .05        $    .30       $    .24

Weighted average common shares
     outstanding                   69,741         69,741          69,663         69,663

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

Apache reported net income of $.5 million, or $.01 per share, for the second quarter of 1995 compared to $12.9 million, or $.19 per share, for the same period last year. Current quarter earnings were reduced by a nonrecurring pre-tax charge of approximately $10 million associated with Apache's acquisition of DEKALB Energy Company (DEKALB, now known as DEK Energy Company). The merger costs reduced 1995 net income by $8.7 million, or $.12 per share. Apache's results of operations for the quarter were negatively impacted by a 19-percent decline in gas prices which reduced revenues by $19 million and net income by $.16 per share.

Earnings for the first six months of 1995 totaled $4.6 million, or $.07 per share, compared to $21.1 million, or $.30 per share, during the first half of 1994. Lower gas prices compared to a year ago negatively impacted revenues by $48 million and partially offset the impact of increased oil and gas production from acquisitions and drilling.

RESULTS OF OPERATIONS

Volume and price information for the Company's 1995 and 1994 second quarter and first six months oil and gas production is summarized in the followingtables:

                                        For the Quarter                     For the Six Months
                                         Ended June 30,                       Ended June 30,
                                  -------------------------   Increase    -------------------------     Increase
                                     1995           1994      (Decrease)     1995           1994        (Decrease)
                                  ----------     ----------   ----------  ----------     ----------     ----------
Gas Volume - Mcf per day:
  U.S.                              519,147        402,765        29%        502,679        392,820         28%
  Canada                             73,683         53,057        39%         67,458         52,472         29%
  Australia                           4,542          3,850        18%          5,329          3,994         33%
                                   --------       --------                  --------       -------
  Total                             597,372        459,672        30%        575,466        449,286         28%
                                   ========       ========                  ========       ========

Average Gas Price - Per Mcf:
  U.S.                            $    1.59       $   1.89       (16%)     $    1.56      $    1.99        (22%)
  Canada                               1.02           1.71       (40%)          1.00           1.70        (41%)
  Australia                            1.87           1.96        (5%)          1.94           1.93          1%
  Total                                1.52           1.87       (19%)          1.50           1.96        (23%)

Oil Volume - Barrels per day:
  U.S.                               50,869         32,461        57%         45,334         32,233         41%
  Canada                              2,061          1,952         6%          2,014          2,035         (1%)
  Australia                           3,360          2,741        23%          3,217          2,693         19%
                                   --------       --------                  --------       -------
  Total                              56,290         37,154        52%         50,565         36,961         37%
                                   ========       ========                  ========       ========

Average Oil Price - Per barrel:
  U.S.                             $  17.36       $  15.82        10%      $   17.07      $   14.21         20%
  Canada                              17.81          16.63         7%          17.26          14.36         20%
  Australia                           19.16          17.42        10%          19.05          16.91         13%
  Total                               17.48          15.98         9%          17.20          14.42         19%

NGL Volume - Barrels per day:
  U.S.                                1,378          1,356         2%          1,470          1,340         10%
  Canada                                539            687       (22%)           549            669        (18%)
                                   --------       --------                  --------       -------
  Total                               1,917          2,043        (6%)         2,019          2,009          0%
                                   ========       ========                  ========       ========

NGL Price - Per barrel:
  U.S.                             $  13.29       $  12.60         5%      $   13.01      $   11.83         10%
  Canada                               9.39           8.10        16%           9.80           8.16         20%
  Total                               12.19          11.09        10%          12.14          10.61         14%


Oil and gas production revenues for the second quarter and first half of 1995 increased over the prior year by 30 percent and 22 percent, respectively, due to the March 1, 1995 acquisition of properties from Texaco Exploration and Production Inc. (Texaco), acquisitions completed by Apache during the fourth quarter of 1994, and favorable drilling results. The declines in Apache's second quarter and first half average realized gas price, reflecting significantly lower spot prices from a year ago, offset further increases in revenue.

Second quarter gas sales increased to $82.8 million, up six percent from the same period last year. Apache's second quarter gas production was a record
597.4 MMcfd, an increase of 30 percent from last year. Of the 137.7 MMcfd increase in U.S. gas production in the second quarter of 1995, 68 MMcfd was a result of the acquisition of properties from Texaco and 22 MMcfd resulted from the acquisition of properties from Crystal Oil Company (Crystal) in December 1994. Apache's average natural gas price declined 19 percent from second quarter 1994 to $1.52 per Mcf, negatively impacting revenues by $19 million.

Gas sales for the first six months of 1995 of $155.8 million declined two percent compared to the six month period in 1994 as the impact of lower gas prices more than offset production gains. Apache's production increased 126.2 MMcfd during the first half of 1995 as compared to the same period in 1994. The 28-percent increase in U.S. gas production in the first six month of 1995 resulted largely from the acquisition of properties from Texaco and Crystal. The volume increase resulted in additional sales of $44.7 million. The Company's realized gas price of $1.50 per Mcf during the first half of 1995 was $.46 per Mcf lower than last year's price of $1.96 per Mcf during the same period. The 23-percent drop in the average realized price of gas negatively impacted sales by $48 million.

Oil sales of $89.6 million for the 1995 second quarter were $35.5 million, or 66 percent, above the previous year as a result of higher production volumes. The 52-percent increase in oil production was primarily due to the acquisition of Texaco properties, which added 17.7 Mbopd to Apache's second quarter sales. The total increase in production favorably impacted sales by $27.8 million, while a $1.50 per barrel increase in realized oil prices compared to 1994 positively impacted 1995 sales by $7.7 million.

For the first six months of 1995, oil sales increased 63 percent to $157.4 million, compared to $96.4 million for the same period a year ago. In the first half of 1995, oil production rose 13.6 Mbopd, or 37 percent. Oil revenues were positively impacted by $25.5 million as a result of a $2.78 per barrel increase in realized oil prices.

Revenues from the sale of natural gas liquids totaled $2.1 million for the second quarter and $4.4 million for first half of 1995. Higher natural gas liquids prices contributed to the $.1 million quarter-to-quarter and $.6 million year-to-year increases in sales as compared to a year ago.

Gathering, processing and marketing revenues of $28.4 million for the second quarter and $51.2 million for the first half of 1995 were 169 percent and 196 percent, respectively, higher than last year's revenues. Operating margins increased $.3 million from the second quarter of 1994 and $.6 million from the first six months of 1994, respectively. The activity reflects increased volumes of purchase and resale transactions by Apache's oil and gas marketing subsidiaries. These transactions generally carry a low margin.

Depreciation, depletion and amortization (DD&A) expense of $78.8 million for the second quarter of 1995 and $148.6 million for the first half of the year, increased 27 percent and 22 percent, respectively, over the comparable 1994 periods due to increased oil and gas production. Apache's domestic DD&A rate for the second quarter declined from $5.60 per barrel of oil equivalent (Boe) in 1994 to $5.32 per Boe in 1995 due to the impact of the Texaco acquisition.

Operating costs rose $20 million, or 56 percent, to $55.5 million for the quarter and $29.3 million, or 41 percent, to $100.5 million year-to-date from the comparable periods last year due primarily to the impact of Apache's acquisitions. Operating costs include lifting costs, workover expense, production taxes and severance taxes. Based on an equivalent unit of production, operating costs increased 15 percent in the second quarter of 1995 to $3.87 per Boe and eight percent in the first half period to $3.74 per Boe, respectively. The increase in unit cost reflects the high percentage of oil properties included in the Texaco transaction, as oil properties typically have a higher per unit expense than gas properties.

Administrative, selling and other costs in the second quarter of 1995 rose $.2 million, or two percent, from a year ago, while costs for the first half increased $.6 million, or three percent, due to costs of integrating the Texaco properties. On a Boe basis, costs for the quarter and first six months dropped 25 percent and 21 percent, respectively, due to increased production from acquisitions and drilling. In connection with the DEKALB merger, nonrecurring transaction costs totaling approximately $10 million were charged to expense in the second quarter of 1995.

Net financing costs increased 149 percent for the second quarter of 1995 to $20.3 million, and 132 percent for the first half of the year to $35.6 million. The increase in financing costs reflects an increase in debt outstanding and higher interest rates as compared to last year. Debt increased $496 million since December 31, 1994 and $687 million since December 31, 1993 as a result of increased borrowings to fund acquisitions. The increase in interest rates primarily reflects higher market rates.

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

Expenditures for exploration and development totaled $142.1 million during the first half of 1995 compared to $162.8 million during the same period last year. In the first six months of 1995, Apache completed 68 of 102 gross wells as producers, while the Company completed 149 of 183 gross wells as producers in the first half of 1994. While the Company reduced its exploration and development expenditures from a year ago so that additional cash from operating activities could be applied to reduce debt, Apache continued to drill in the Midcontinent, Permian Basin and Gulf of Mexico regions of the United States. Internationally, the Company continued developmental drilling on the Harriet prospect in Australia and on the Zhao Dong prospect in the Bohai Bay, People's Republic of China. Further evaluation is necessary to determine commercial potential of the discovery offshore China. In Egypt, a third discovery was made on the Qarun prospect. This discovery, combined with the results of the first two discoveries, establishes the commerciality of this area of the Qarun Concession. International exploration and development expenditures totaled $36.3 million in the first half of 1995 compared to $36.7 million in 1994. Apache's annual expenditures for exploration and development are expected to total approximately $275 million for 1995.

Acquisitions for cash during the first half of 1995 totaled $573.9 million as compared to $27 million for the same period of 1994. On March 1, 1995, Apache purchased certain oil and gas assets from Texaco for an adjusted purchase price of $564 million. In addition to the properties acquired for cash during the first six months of 1995, Apache issued 8.4 million shares of its common stock to acquire DEKALB in a transaction accounted for as a pooling of interests. See "Acquisitions" in the Notes to the Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Apache's primary capital resources are net cash provided by operating activities, unused borrowing capacity under the Company's revolving bank credit facility and proceeds from the sale of non-strategic assets. Net cash provided by operating activities totaled $141 million for the first half of 1995 and 1994.

On January 4, 1995, Apache completed the issuance of $172.5 million principal amount of its 6-percent Convertible Subordinated Debentures due 2002, which are convertible into Apache common stock at a conversion price of $30.68 per share. Net proceeds were used to reduce bank debt, provide finds for acquisition and general corporate purposes. The 6-percent debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. Costs associated with the issue of the 6-percent debentures totaled $4.1 million.

On March 1, 1995, the Company's revolving bank credit facility was amended and restated, increasing it from $700 million to $1 billion. The facility matures on March 1, 2000, and may be extended in one-year increments with the lenders' consent. Based on the Company's ratio of debt to total capital, the interest rate margin over LIBOR at June 30, 1995 was 1.125 percent. The Company also pays a facility fee based on its ratio of debt to total capital. The facility fee at June 30, 1995 was .375 percent of the available portion of the commitment and .1875 percent of the unavailable portion of the commitment. As of June 30, 1995, the available portion of the commitment was $831 million, of which $764 million was outstanding. Costs associated with the amendment of the credit facility totaled $7.2 million. At June 30, 1995, Apache had a total of $1.2 billion in long-term debt outstanding, up $496 million from the end of 1994.

During the first half of 1995, Apache received $73.2 million from the disposition of oil and gas properties as part of its previously announced plans to sell lower-margin and non-strategic properties. On July 18, 1995, Apache entered into a purchase and sale agreement to sell certain of its Rocky Mountain properties to Citation Oil and Gas Corporation for $155 million, subject to adjustment. The assets being sold include Apache's interest in 138 fields with approximately 1,600 active wells located in Colorado, Montana, North Dakota, South Dakota, Utah and Wyoming.

The Company had $17.3 million in cash equivalents on hand at June 30, 1995, down from $30 million at the end of 1994. The Company's ratio of current assets to current liabilities at quarter-end 1995 of 1.1:1 was improved from year-end
1994 when the ratio was 1:1.

Management believes that cash on hand, net cash provided by operating activities, and unused available borrowing capacity under the revolving bank credit facility of $67 million at June 30, 1995, will be adequate to meet future liquidity needs for the next two fiscal years, including satisfaction of the Company's financial obligations and funding of exploration and development operations and routine acquisitions.

FUTURE TRENDS

The Company plans to continue with implementation of several strategic initiatives designed to accelerate the integration of acquired properties, streamline operations and strengthen its balance sheet. As previously announced, Apache plans to accelerate the disposition of non-strategic assets, and to close the Denver, Colorado office in 1995. The proceeds from property dispositions, including the sale of a substantial portion of Apache's Rocky Mountain properties, will be used to reduce debt.

Apache has continually followed a practice of expanding and upgrading its reserves through a combination of exploratory and development drilling, workovers and recompletions and upgrading its production base by disposing of lower-margin and non-strategic properties. Apache will continue to review acquisition opportunities which are additive to earnings and cash flow, and to review its capital structure to maximize shareholders' return and maintain financial flexibility.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 8 to the Consolidated Financial Statements contained in the registrant's Form 10-K/A for the year ended December 31, 1994 (filed with the Securities and Exchange Commission on August 2, 1995) is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 4, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 61,449,873 shares of the Company's common stock outstanding and entitled to vote, 53,472,648 shares were present at the meeting in person or by proxy, representing approximately 87 percent. Matters voted upon at the meeting were as follows:

         a) Election of five directors to serve on the Company's board of directors until the 1998 annual meeting of stockholders. The vote tabulation with respect to each nominee was as follows:

                     Nominee                             For              Authority Withheld
             ------------------------                 ----------          ------------------
             G. Steven Farris                         53,229,658                242,990
             Eugene C. Fiedorek                       53,247,884                224,764
             W. Brooks Fields                         53,164,773                307,875
             Raymond Plank                            53,221,213                251,435
             Jay A. Precourt                          53,242,145                230,503

         b) Adoption of the Company's 1995 Stock Option Plan was approved by a vote of 50,044,837 shares for, 3,063,525 shares against, 364,285 abstentions, and zero broker non-votes.

A special meeting of the stockholders of DEKALB Energy Company (DEKALB, now DEK Energy Company) was held in Calgary, Alberta, Canada at 9:00 a.m. local time, on Wednesday, May 17, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

Out of a total of 2,258,198 shares of DEKALB Class A stock outstanding and entitled to vote, 1,943,671 were present at the meeting in person or by proxy, representing approximately 86 percent.

At the meeting, the DEKALB stockholders approved the proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated December 21, 1994, pursuant to which DEKALB would, upon consummation of the merger described therein, be the survivor and become a wholly-owned subsidiary of Apache. The vote tabulation with respect to the proposal was 1,938,933 shares for, 2,257 shares against, 2,481 abstentions, and zero broker non-votes. The merger was consummated on May 17, 1995 following the special meeting of DEKALB stockholders.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         11.1    Computation of Earnings per Share.
         27.1    Financial Data Table.

         (b)     Reports filed on Form 8-K.

                 The following current reports were filed during the fiscal quarter ended June 30, 1995:

         Form 8-K and Amendment No. 1 on Form 8-K/A, each dated May 17, 1995 -

                 Item 2. Acquisition or Disposition of Assets - Registrant completed a merger through which DEKALB Energy Company (DEKALB, now DEK Energy Company) became a wholly owned subsidiary of Apache.

                 Item 7. Financial Statements, Pro Forma Financial Information and Exhibits - Relating to the DEKALB transaction, Apache filed (i) the Consolidated Financial Statements of DEKALB, for the years ended December 31, 1992, 1993 and 1994; (ii) the Consolidated Financial Statements of DEKALB, for the quarters ended March 31, 1995 and 1994; (iii) the Unaudited Pro Forma Consolidated Condensed Statement of Operations of Apache Corporation and Subsidiaries, for the years ended December 31, 1992, 1993 and 1994, and for the quarter ended March 31, 1995; and (iv) the Unaudited Pro Forma Consolidated Condensed Balance Sheet of Apache Corporation and Subsidiaries, as of March 31, 1995.

         Form 8-K, dated June 30, 1995 -

                 Item 5. Other Events - Registrant reported earnings for the second quarter of 1995, and for the first six months of 1995, which included post-merger (since May 17, 1995) results of operations combined with DEKALB.


                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APACHE CORPORATION



Dated:  August 14, 1995                  /s/ Mark A. Jackson
                                         ------------------------------
                                         Mark A. Jackson
                                         Vice President, Finance



Dated:  August 14, 1995                  /s/ R. Kent Samuel
                                         ------------------------------
                                         R. Kent Samuel
                                         Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
   11.1                                    Computation of Earnings per Share
   27.1                                    Financial Data Table