Form 10-Q
period 1995-09-30
APACHE CORP
filed 1995-11-14
CIK 6769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                                --------------     ------------------
Commission file number      1-4300
                          ----------

                    APACHE CORPORATION
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                            41-0747868
-----------------------------------------------------------------------
(State or other jurisdiction of			  (I.R.S. Employer
incorporation or organization)			Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                  77056-4400
-------------------------------------------------------------------------
(Address of Principal Executive Offices) 	      (Zip Code)


Registrant's Telephone Number, Including Area Code    (713) 296-6000
------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    ----      ----

Number of shares of Apache Corporation common stock, $1.25 par
value, outstanding as of September 30, 1995	77,373,346

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

(In thousands, except per share data)
                                   		    For the Quarter	       For the Nine Months
                                   		   Ended September 30,   	  Ended September 30,
                                     	-------------------------	----------------------
                                     		   1995    	    1994   	   1995   	    1994
                                      ------------ 	-----------	----------	 -----------
Revenues:
  Oil and gas production revenues		     $	159,590	  $	140,044	  $	477,298	  $	399,462
  Gathering, processing and
    marketing revenues			                  18,526		    11,882		    69,751		    29,176
  Equity in income of affiliates			            --		        94		        --		       385
  Other revenues			                         3,131		       951		     7,968		     3,723
                                      		---------	 	---------	  ---------	  ---------
			                                       181,247		   152,971		   555,017		   432,746
                                      		---------	 	---------	  ---------	  ---------

OPERATING EXPENSES:
  Depreciation, depletion and
    amortization			                        74,630		    66,100		  223,255		    188,326
  International impairments			                 --		     1,000		       --		      7,300
  Operating costs			                       54,421		    38,755		  154,938		    109,957
  Gathering, processing and
    marketing costs			                     16,232		    10,608		   64,359		     25,376
  Administrative, selling and other			      7,731		     8,832		   27,841		     28,355
  Merger costs			                              --		        --		    9,977        	 	--
  Financing costs:
    Interest expense			                    23,724		     9,739		   67,333		     26,571
    Amortization of deferred loan costs			  1,118     		1,113		    3,491		      2,857
    Capitalized interest			                (4,818)		   (1,593)		 (13,253)		    (4,276)
    Interest income			                       (769)		     (172)		  (2,695)		      (693)
                                       		---------		--------- 	---------	   ---------
			                                       172,269		   134,382		  535,246		    383,773
                                         ---------		---------	 ---------	   ---------

INCOME BEFORE INCOME TAXES			               8,978		    18,589		   19,771		     48,973
  Provision for income taxes			             1,936		     6,200	    	8,109		     15,452
                                      		--------- 		---------	 ---------	   ---------

NET INCOME		                            $	  7,042	  $	 12,389	 $ 	11,662	  $   33,521
                                      		=========  	========= 	=========  	==========

NET INCOME PER COMMON SHARE		           $   	0.10	  $   	0.18	 $   	0.17	  $    	0.48
                                      		=========  	=========	 =========  	==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING		                     70,728		    69,694		   70,074		     69,699
                                       	=========  	========= 	=========   	=========

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

(In thousands)	  For the Nine Months
	  Ended September 30,
	-----------------------
	   1995  		  1994
	--------		--------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income	                                              $	  11,662	   $  	33,521
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation, depletion and amortization		                223,255		     188,326
    International impairments		                                    --		       7,300
    Amortization of deferred loan costs		                       3,491		       2,857
    Provision for deferred income taxes		                      21,709		      19,202
  Cash distributions less than earnings of affiliates		            --		        (385)
  Gain on sale of stock held for investment		                    (350)		     (1,780)
  Other		                                                         449		        (243)
  Changes in operating assets and liabilities:
    Increase in receivables		                                 (51,496)		     (6,603)
    Increase in advances to oil and gas ventures and other		   (1,341)		     (3,485)
    Increase in other assets		                                (29,069)		     (3,037)
    Increase in accounts payable		                             18,298		         132
    Increase (decrease) in accrued expenses		                  11,346		      (2,062)
    Decrease in advance from gas purchaser		                   (5,122)         		--
    Decrease in deferred credits and other
      noncurrent liabilities		                                 (2,566)		       (907)
                                                            	---------	    	--------

    Net cash provided by operating activities		               200,266		      232,836
                                                            	---------	    	---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures		                 (225,562)		    (256,756)
  Acquisition of oil and gas properties		                    (744,950)		     (71,110)
  Non-cash portion of oil and gas property additions		         (2,767)       		4,225
  Proceeds from sale of oil and gas properties		              221,969		        8,061
  Investment in common stock	                                   	(305)		     (17,128)
  Prepaid acquisition cost		                                   25,377          	 	--
  Proceeds from sale of investments		                           5,428            	--
  Increase in inventory, net		                                 (3,287)		      (1,591)
  Other capital expenditures, net		                           (16,543)		         (91)
                                                           	---------	    	---------

    Net cash used by investing activities		                  (740,640)		    (334,390)
                                                           	---------	    	--------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings		                                      778,801		      118,970
  Payments on long-term debt		                               (423,869)		     (15,405)
  Proceeds from issuance of common stock		                    197,031		          (37)
  Treasury stock activity	                                        	(3)		         962
  Dividends paid	                                            	(13,499)		     (12,831)
  Costs of debt transactions		                                (11,581)		        (875)
                                                           	---------	     	---------

    Net cash provided by financing activities		               526,880		        90,784
                                                           	---------	     	---------

NET DECREASE IN CASH AND CASH EQUIVALENTS		                   (13,494)		      (10,770)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		               30,043		        39,728
                                                           	---------	     	---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD	                 $ 	16,549	     $  	28,958
                                                         		==========     	==========

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

(In thousands)                                          	September 30,		December 31,
                                                       	    1995    	     1994
                                                        	-------------	------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents	                              $	  16,549	   $	  30,043
  Receivables		                                              163,136		     111,310
  Inventories		                                               12,155		       8,868
  Advances to oil and gas ventures and other		                 9,704		      10,093
                                                        	-----------   	----------
		                                                           201,544		     160,314
                                                         	-----------  	----------

PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
    Proved properties		                                    3,846,534		   3,265,770
    Unproved properties and properties under development,
      not being amortized		                                  340,043		     157,379
  Gas gathering, transmission and processing facilities	     	36,388		      25,809
  Other		                                                     54,909		      49,912
                                                         	-----------	  ----------
		                                                         4,277,874		   3,498,870

  Less:  Accumulated depreciation, depletion
           and amortization		                             (1,910,349)	 	(1,682,039)
                                                        	 -----------  	----------
		                                                         2,367,525		   1,816,831
                                                          	----------  	----------

OTHER ASSETS:
  Deferred charges and other		                                66,857		       59,482
                                                         	----------- 		-----------
	                                                         $2,635,926  	 $	2,036,627
                                                         	===========	 	===========

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

(In thousands)	                                        September 30,		December 31,
                                                      	    1995     	    1994
                                                      	------------- 	------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt	                 $  	17,000	  $	     100
  Accounts payable	                                       	112,803		     92,861
  Accrued operating expense		                               23,946		     16,722
  Accrued exploration and development		                     22,589		     25,077
  Accrued interest		                                        10,496      		4,983
  Accrued compensation and benefits		                        8,264		     10,794
  Other accrued expenses		                                  11,925		     12,980
                                                       	-----------	 	-----------
		                                                         207,023		    163,517
                                                       	-----------	 	-----------


LONG-TERM DEBT		                                         1,057,872		    719,033
                                                       	----------- 		-----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes		                                           176,402		    151,216
  Advances on gas contracts	                               	62,254		     67,376
  Other		                                                   41,401		     44,398
                                                       	-----------	 	-----------
		                                                         280,057	    	262,990
                                                       	-----------	 	-----------


SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par 215,000,000 shares authorized,
    78,492,405 and 70,785,067 shares issued, respectively	 	98,116		     88,482
  Paid-in capital		                                        687,454		    500,101
  Retained earnings		                                      332,342		    335,293
  Currency translation adjustment		                        (13,483)		   (19,337)
  Treasury stock, at cost, 1,119,059 and
    1,118,975 shares, respectively		                       (13,455)		   (13,452)
                                                        	----------- 	-----------
		                                                       1,090,974		    891,087
                                                        	-----------		-----------
                                                      	 $2,635,926 	 $2,036,627
                                                       	===========		===========

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED RETAINED EARNINGS
(Unaudited)

(In thousands)	                                      For the Quarter
                                              	     Ended September 30,
                                                	----------------------------
                                                  	   1995     	   1994
                                                 	-----------  ------------

RETAINED EARNINGS, beginning of period	           $  	330,715	  $  	319,444
Net income		                                            7,042		      12,389
Dividends declared:
  Common stock, $.07 per share		                       (5,415)		     (4,302)
                                                  	-----------	 	----------

RETAINED EARNINGS, end of period	                 $  	332,342	  $  	327,531
                                                 	===========		 ===========




                                                	    For the Nine Months
                                               	     Ended September 30,
                                                 	----------------------------
                                                   	   1995     	   1994
                                                  	-----------	 ------------

RETAINED EARNINGS, beginning of year	             $  	335,293	  $  	306,892
Net income		                                           11,662		      33,521
Dividends declared:
  Common stock, $.21 per share		                      (14,613)		    (12,882)
                                                 	-----------	  	----------

RETAINED EARNINGS, end of period	                 $  	332,342	  $  	327,531
                                                 	===========	  	==========

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

The following table provides additional disclosure of cash payments (in thousands):


                                               For the Nine Months
                                           	   Ended September 30,
                                           	-------------------------
                                             		 1995     	   1994
                                          		------------ ------------
Cash paid during the period for:
  Interest (net of amounts capitalized)	       $	 48,620	  $ 	20,153
  Income taxes (net of refunds)	                	(13,169)		    6,215

ACQUISITIONS

Aquila -

In September 1995, Apache Corporation, a Delaware corporation (Apache or the Company), acquired substantially all of the oil and gas assets of Aquila Energy Resources Corporation (Aquila) for approximately $192 million plus related transaction costs. The acquired assets, accounted for under the purchase method of accounting, include: proved and probable reserves totaling an estimated 239 billion cubic feet (Bcf) of gas equivalent, approximately 107,000 developed and 49,000 undeveloped net acres located primarily in Apache's Anadarko-Basin and Gulf of Mexico core areas; a five-year, four-month premium gas contract effective September 1, 1995; and non-operated interests in four gas processing plants. The gas contract calls for Aquila to purchase 20 to 25 million cubic feet (MMcf) of gas per day from Apache at a price of $2.70 per thousand cubic feet (Mcf) in 1996, escalating to $3.20 per Mcf in the year 2000.

Proved reserves on the Aquila transaction include an estimated six million barrels of oil and 121 Bcf of natural gas. The properties contain an estimated 80 drilling locations, half of which are located in Apache's core, deep-Springer play in the Anadarko Basin, where 17 of the Company's last 17 wells drilled have been productive.

At the time of acquisition, the Aquila properties were producing approximately 67 MMcf of gas and 2,900 barrels of oil per day. Apache expects that to rise by year-end as a result of additional development drilling. Approximately 77 percent of the Aquila properties' proved reserves are concentrated in the top seven fields and 77 percent of the properties' net production will be operated by Apache.

DEKALB -

On May 17, 1995, Apache acquired DEKALB Energy Company (DEKALB, now known as DEK Energy Company), an oil and gas company engaged in the exploration for, and the development of, crude oil and natural gas in Canada, through a merger which resulted in DEKALB becoming a wholly-owned subsidiary of Apache. Pursuant to the merger agreement, 8.4 million shares of Apache common stock were exchanged for the outstanding DEKALB stock and stock options. The merger was accounted for as a "pooling of interests." As a result, the Company's financial statements for periods prior to the merger have been restated to include combined results with DEKALB. In connection with the DEKALB merger, Apache adopted the units-of-production method of computing depreciation, depletion and amortization (DD&A) in lieu of the future gross revenue method.
The conforming adjustments for DD&A and other reclassifications to conform financial statement presentation have been reflected retroactively in the combined financial statements presented.

A reconciliation of the previously reported separate results as compared to the restated combined results, is set forth below.

                               			   Quarter Ended		   Nine Months Ended
                                			September 30, 1994	 September 30, 1994
                                			-------------------	------------------
(In thousands, except per share data)

Revenues:
  Apache	                              $	   140,765		     $  	397,303
  DEKALB 		                                  12,206			         35,443
                                      		-----------		    	-----------
			                                    $   	152,971		     $	  432,746
                                    			============		   		===========


Net income (loss):
  Apache	                              $    	10,575		     $   	30,177
  DEKALB		                                    1,890			          6,056
  Conforming adjustments		                      (76)			        (2,712)
                                     		------------		   		-----------
			                                    $    	12,389		     $   	33,521
                                    			============		   		===========


                              			   Quarter Ended     	Nine Months Ended
                               			September 30, 1994	  September 30, 1994
                               			------------------  	------------------
Net income (loss) per common share:
  Apache	                              $      	.17		     $	      .49
                                    			===========		   		===========

  DEKALB	                              $      	.20		     $	      .63
                                    			===========	   			===========

  As combined	                         $      	.18		     $      	.52
  Conforming adjustments	                      	--			           (.04)
                                    			-----------			   	-----------
			                                    $      	.18		     $	      .48
                                    			===========			  	 ===========

>PAGE>

Texaco -

On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $564 million. The acquisition of the Texaco properties, accounted for using the purchase method of accounting, is included in the financial statements of the Company since the date of the acquisition. The following unaudited pro forma financial information shows the pro forma effect on the Company's consolidated results of operations as if the acquisition was effective on January 1, 1994. The pro forma data presented is based on numerous assumptions and should not necessarily be viewed as being indicative of future operations.


(In thousands, except per share data)

                              	   For the Nine Months	     For the Nine Months
                                Ended September 30, 1995 	Ended September 30, 1994
                                ------------------------ 	------------------------
                                 	As Reported	Pro Forma	  As Reported	Pro Forma
                                 	----------- ---------   ----------- -----------

Revenues	                           $	555,017	$	578,792	  $	432,746	$	554,512

Net income	                         $	 11,662	$	 10,369	  $ 	33,521	$	 29,862

Net income per common share	        $    	.17	$	    .15	  $	    .48	$    	.43

Weighted average common shares
 outstanding		                         70,074		  70,074		    69,699		  69,699


DIVESTITURES

In September 1995, Apache closed the sale of non-strategic oil and gas properties in its Rocky Mountain region for approximately $140 million net to Apache. The assets included Apache's interests in 138 fields with approximately 1,600 active wells in Colorado, Montana, North and South Dakota, Utah and Wyoming. The Company retained its interests in the Green River Basin of Colorado and Wyoming and in the San Juan Basin of Colorado and New Mexico. Proceeds received were segregated and used to complete a deferred like-kind exchange transaction with the Aquila properties for tax purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

Apache reported net income of $7 million, or $.10 per share, for the third quarter of 1995 compared to $12.4 million, or $.18 per share, for the same period last year. The reduction in earnings for the current quarter reflected lower realized gas prices and higher financing costs. Apache's third quarter average gas price was down 11 percent from a year ago, negatively impacting revenues by $10.1 million and net income by $.08 per share.

Earnings for the first nine months of 1995 totaled $11.7 million, or $.17 per share, compared to $33.5 million, or $.48 per share, during the first nine months of 1994. Lower gas prices compared to a year ago negatively impacted earnings by $.48 per share, whereas higher oil prices positively affected earnings by $.21 per share for the period. Apache's earnings for the first nine months of 1995 were reduced also by a non-recurring pre-tax charge of approximately $10 million associated with Apache's merger with DEKALB Energy Company (DEKALB, now know as DEK Energy Company).
The merger costs reduced 1995 net income by $8.7 million, or $.12 per share.

RESULTS OF OPERATIONS

Volume and price information for the Company's oil and gas production for 1995 and 1994 third quarter and first nine months is summarized in the following tables:


                            	  For the Quarter 		             For the Nine Months
                             	Ended September 30,		           Ended September 30,
                             	------------------  Increase   	------------------- 	   Increase
                           	  1995   	  1994    	(Decrease)	    1995   	     1994   	(Decrease)
                            	-------- 	--------	 ----------	  ---------	  ---------	  ----------

Gas Volume - Mcf per day:
	U.S.		                      488,191		  431,638		     13%		     497,797		   405,901		     23%
	Canada		                     64,778		   60,261		      7%		      66,555		    55,097		     21%
	Australia		                  15,237		   11,815		     29%		       8,668	     	6,630		     31%
                         		---------  	---------			             ---------  	---------
	Total		                     568,206		  503,714     		13%		     573,020		   467,628		     23%
                         		=========  	=========			            =========	  =========

Average Gas Price - Per Mcf:
                                                                               >
	U.S.	                     $	   1.55	  $	  1.71		     (9%)	    $	  1.55	   $	   1.89		   (18%)
	Canada		                       0.97		     1.45		    (33%)		       0.99		       1.61		   (39%)
	Australia		                    1.85		     1.95		     (5%)		       1.89		       1.94		    (3%)
	Total		                        1.49		     1.68		    (11%)		       1.49		       1.86		   (20%)

Oil Volume - Barrels per day:
	U.S.		                       46,707	   	32,801		    42%       		45,796		     32,425		    41%
	Canada		                      2,050		    2,006     		2%	        	2,026		      2,025		     0%
	Australia		                   3,065		    3,646		   (16%)		       3,166		      3,014		     5%
                          		---------	 ---------		            	---------   	---------
	Total		                      51,822		   38,453		    35%       		50,988		     37,464		    36%
                          		=========	 =========			           =========	    =========

Average Oil Price - Per barrel:
	U.S.	                     $  	16.68	  $	16.66     		 --	      $ 	16.94 	   $   15.05		   13%
	Canada		                      16.58		   17.69		     (6%)       		17.03		       15.48		   10%
	Australia		                   17.38		   19.08		     (9%)		       18.46	     	  17.79		    4%
	Total		                       16.72		   16.95		     (1%)		       17.04		       15.29		   11%

NGL Volume - Barrels per day:
	U.S.		                        1,441		   1,363		      6%		        1,460		       1,347   	 	8%
	Canada		                        567		     612		     (7%)		         555		         650		  (15%)
                           	--------  	-------		               	---------	   ---------
	Total		                       2,008	   	1,975		      2%		        2,015		       1,997		    1%
                         		=========	=========		               	=========	   =========

NGL Price - Per barrel:
	U.S.	                     $  	11.82	  $ 13.19    		(10%)	      $	12.62	     $	 12.30		    3%
	Canada		                       9.08		    9.26		     (2%)		        9.55		        8.51		   12%
	Total		                       11.05		   11.93		     (7%)		       11.77		       11.03		    7%



Third quarter gas sales of $77.8 million decreased $.1 million from the comparable period a year ago as lower gas prices more than offset higher deliveries. Gas production of 568.2 million cubic feet per day (MMcfd) for the third quarter of 1995 increased 64.5 MMcfd, or 13 percent, from prior year levels, favorably impacting sales by approximately $10 million. Domestic gas production increased 13 percent in the third quarter of 1995 compared to the same period of 1994. The impact of new spot sales contracts boosted Australian gas production 29 percent over last year's levels.

The properties acquired from Texaco Exploration and Production, Inc. (Texaco) on March 1, 1995 and Crystal Oil Company (Crystal) in late 1994 added approximately 58 MMcfd and 20 MMcfd, respectively, while the properties acquired from Aquila Energy Resources Corporation (Aquila) added approximately 22 MMcfd to the quarter's production with one month of sales.

For the first nine months of 1995, gas sales of $233.7 million declined $3.4 million, or one percent, from the same period a year ago. Apache's production increased 105.4 MMcfd, or 23 percent, from the nine month period of 1994, primarily the result of the acquisitions of the Texaco and Crystal properties. The increased volumes resulted in additional gas sales of $53.4 million. Apache's realized gas price for the first nine months of 1995 of $1.49 per thousand cubic feet (Mcf), dropped $.37 per Mcf, or 20 percent as compared to last year. The decline in price negatively impacted sales by $56.8 million.

For the third quarter of 1995, oil sales of $79.7 million increased $19.8 million from the prior year period as a result of increased production. Apache's oil production of 51.8 thousand barrels of oil per day (MBopd) for the third quarter of 1995 increased 13.4 MBopd compared to the same period of 1994. The 35-percent increase in oil production was primarily the result of Apache acquiring properties from Texaco (17 MBopd), Crystal (1.7 MBopd) and Aquila (.7 MBopd), partially offset by the sale of certain of Apache's Rocky Mountain properties (2.7 MBopd) and natural depletion. The increase in oil volumes boosted sales by $20.8 million compared to a year ago.

Oil production of 51 MBopd for the first nine months of 1995 increased 13.5 MBopd, or 36 percent, compared to the comparable 1994 period. Increased oil production for the nine month period added $56.5 million to sales as compared to last year. Apache's realized oil price for the first nine months of 1995 of $17.04 per barrel was $1.75 per barrel more than a year ago. The 11-percent increase in realized oil price positively impacted sales by $24.3 million.

Many full cost companies, including Apache, are concerned about the impact of prolonged unfavorable prices on their "ceiling test" calculations. Gas prices realized for the third quarter of 1995 were 11 percent below the realized price for the same period of 1994. In addition, third quarter oil and gas prices were $.76 per barrel and $.03 per Mcf, respectively, below the net realized prices for the second quarter of 1995. Oil and gas producers that conduct their financial reporting under the full cost accounting rules are subject to Securities and Exchange Commission (SEC) rules that require quarterly ceiling test calculations. This test requires a writedown when the capitalized cost of oil and gas properties exceeds the present value of proved reserves, plus the lower of cost or market value for unproved properties. The test is applied at the end of each fiscal quarter on a country-by-country basis, and requires a writedown if the "ceiling" is exceeded, even if prices decline only for a short period of time. A further deterioration of gas or oil prices could result in the Company recording a non-cash charge to earnings related to its oil and gas properties.

Revenues from the sale of natural gas liquids for the third quarter and first nine months of 1995 totaled $2 million and $6.5 million, respectively. Higher natural gas liquid prices contributed to the $.5 million increase in sales for the comparable nine month period.

Gathering, processing and marketing revenues of $18.5 million for the third quarter and $69.8 million for the first nine months of 1995 were 56 percent and 139 percent, respectively, higher than last year's revenues. The increase in revenues reflects increased volumes of purchase and resale transactions by Apache's oil and gas marketing subsidiaries. These transactions generally carry a low margin. Operating margins of $2.3 million for the third quarter of 1995 and $5.4 million for the first nine months of 1995 were $1 million and $1.6 million, respectively, higher than the comparable periods in 1994.

Depreciation, depletion and amortization (DD&A) expense of $74.6 million for the third quarter of 1995 and $223.3 million for the first nine months of 1995 increased 13 percent and 19 percent, respectively, over the comparable periods last year due to increased oil and gas production. Apache's DD&A expense for the third quarter declined from $5.78 per barrel of oil equivalent (Boe) in 1994 to $5.46 per Boe in 1995 due to the impact of the Texaco transaction. While there were no impairments in 1995, international impairments totaled $1 million and $7.3 million, respectively, for the third quarter and first nine months of 1994.

Operating costs rose $15.7 million, or 40 percent, to $54.4 million for the third quarter and $45 million, or 41 percent, to $154.9 million year-to-date from the comparable periods in 1994 due primarily to the impact of Apache's acquisitions. Operating costs include lifting costs, workover expense, production taxes and severance taxes. Based on an equivalent unit of production, operating costs increased $.59 per Boe to $3.98 per Boe for the third quarter of 1995 and $.39 per Boe to $3.82 per Boe for the nine month period. The increase in unit cost reflects the high percentage of oil properties included in the Texaco transaction, as oil properties typically have a higher per unit cost than gas properties.

For the third quarter of 1995, administrative, selling and other costs of $7.7 million dropped 12 percent, or $1.1 million, from the comparable 1994 period while year-to-date costs of $27.8 million declined two percent. When compared to the third quarter of 1994, the third quarter of 1995 reflects reduced levels of general and administrative expense coupled with increased foreign currency translation gains relating to Apache's Canadian operations. On a Boe basis, costs for the third quarter and first nine months of 1995 of $.57 per Boe and $.69 per Boe, respectively, declined $.20 per Boe and $.19 per Boe from the like periods of 1994, respectively, due to the increase in production from acquisitions and drilling.

Net financing costs for the third quarter of 1995 of $19.3 million increased $10.2 million, or 112 percent, from the same period in 1994 due to additional debt used to finance the Texaco transaction and higher interest rates. For the nine months of 1995, net financing costs of $54.9 million increased $30.4 million, or 124 percent, as compared to a year ago.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt and payment of dividends. The Company generally funds its exploration and development activities through internally generated cash flows. Apache budgets its capital expenditures based upon projected cash flows and routinely adjusts its capital expenditures in response to changes in oil and gas prices and corresponding changes in cash flows.

Expenditures for exploration and development totaled $225.6 million during the first nine months of 1995 compared to $256.8 million during the same period a year ago. In the first nine months of 1995, Apache completed 91 of 135 gross wells as producers, while the Company completed 166 of 207 gross wells as producers in the same period in 1994. Domestic drilling expenditures are down from a year ago as Apache used funds for acquisitions and debt reduction. Outside of North America, exploration expenditures totaled $47 million for the first nine months of 1995. These international expenditures focused in three areas: Australia ($20 million), China ($16 million) and Egypt ($7 million). In the first nine months of 1994, expenditures outside of North America amounted to $20.5 million. In September 1995, Apache announced successful tests of its C-3 appraisal well on Bohai Bay's Zhao Dong Block, offshore the Peoples Republic of China. Further evaluation is necessary to determine the area's commercial potential. Apache's total expenditures for exploration and development in 1995 are expected to be approximately $290 million.

Property acquisitions for cash during the first nine months of 1995 totaled $745 million as compared to $71.1 million for the same period of 1994. On March 1, 1995, Apache purchased certain oil and gas assets from Texaco for an adjusted purchase price of $564 million. In addition to the properties acquired for cash during the first nine months of 1995, the Company issued 8.4 million shares of common stock to acquire DEKALB in a transaction accounted for as a pooling of interests. In September 1995, Apache closed the purchase of oil and gas assets from Aquila for approximately $192 million, subject to additional purchase price adjustments. The Aquila transaction was partially funded by a public offering of 7.45 million shares of Apache common stock. See "Acquisitions" in the Notes to the Consolidated Financial Statements.

Capital Resources and Liquidity

Apache's primary capital resources are net cash provided by operating activities, unused borrowing capacity under the Company's revolving bank credit facility and proceeds from the sale of non-strategic assets. Net cash provided by operating activities totaled $200.3 million and $232.8 million for the first nine months of 1995 and 1994, respectively.

On January 4, 1995, the Company completed the issuance of $172.5 million principal amount of its 6-percent Convertible Subordinated Debentures due 2002, which are convertible into Apache common stock at a conversion price of $30.68 per share. Net proceeds were used to reduce bank debt, provide funds for acquisitions and general corporate purposes. Apache filed a registration statement in September 1995, with respect to resales of underlying shares of

Apache common stock, which has been declared effective by the SEC. The 6-percent debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. Costs associated with the issue of the 6-percent debentures totaled $4.4 million.

On March 1, 1995, the Company's revolving bank credit facility was amended and restated, increasing it from $700 million to $1 billion. The credit facility matures on March 1, 2000, and may be extended in one-year increments with the lenders' consent. Based on the Company's ratio of debt to total capital, the interest rate margin over LIBOR at September 30, 1995 was 1.125 percent. The Company also pays a facility fee based on its ratio of debt to total capital. The facility fee at September 30, 1995 was .375 percent of the available portion of the commitment and .1875 percent of the unavailable portion. Based on the Company's September 30, 1995 ratio of debt to total capital of 49.6 percent, the interest rate margin on LIBOR will be reduced from 1.125 percent to .50 percent in mid-November 1995. The facility fee will also be reduced on that date to .25 percent of the available portion of the commitment and
 .125 percent of the unavailable portion. As of September 30, 1995, the available portion of the commitment was $686 million, of which $611 million was outstanding. Costs associated with the amendment of the credit facility totaled $7.2 million. At September 30, 1995, Apache had a total of $1,057.9 million in long-term debt outstanding, up $338.8 million from the end of 1994.

As part of its previously announced plans to sell lower-margin and non-strategic properties, Apache closed the sale of certain of its Rocky Mountain properties to the Citation 1994 Investment Limited Partnership for approximately $140 million in September 1995. The assets sold included Apache's interest in 138 fields with approximately 1,600 active wells located in Colorado, Montana, North Dakota, South Dakota, Utah and Wyoming. During the first nine months of 1995, Apache received nearly $222 million from sales of oil and gas properties.

On September 27, 1995, Apache closed an equity offering of 7.45 million shares of Apache common stock at $27.375 per share. Proceeds, approximately $192 million net of transaction costs, were used to repay existing indebtedness under the Company's revolving bank credit facility, to finance the Aquila transaction and for general corporate purposes.

The Company had $16.5 million in cash equivalents on hand at September 30, 1995, down from $30 million at the end of 1994. On the same date, the Company's ratio of current assets to current liabilities of 1:1 remained unchanged from year-end 1994.

Management believes that cash on hand, net cash provided by operating activities, and unused available borrowing capacity under the revolving bank credit facility of $75 million at September 30, 1995, will be adequate to meet future liquidity needs for the next two fiscal years, including satisfaction of the Company's financial obligations and funding of exploration and development operations as well as routine acquisitions.

FUTURE TRENDS

In October 1995, Apache, Oryx Energy Company and Parker & Parsley Petroleum Company, announced their formation of Producers Energy Marketing, LLC (ProEnergy), a natural gas marketing company organized to create a direct link between gas producers and purchasers. The marketing company is designed to purchase and sell producer-owned gas directly into the marketplace and provide expanded services and value to its customers. ProEnergy anticipates full operations to begin during the first quarter of 1996.

While Apache believes that the aggregation of substantial volumes of gas through ProEnergy will provide more opportunity for the Company to capture the downstream value of its natural gas, it expects prices will remain volatile. The Company is not in a position to predict future oil and gas prices, which can fluctuate widely due to supply and demand perceptions.

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

As a result of transactions completed during the quarter, Apache expects to realize cost savings in the form of lower interest expense and reduced operating costs. The reduction of debt achieved with the property divestitures will reduce interest expense approximately $.8 million per month. Following the periodic borrowing base redetermination completed on October 27, 1995, interest will decline approximately an additional $.2 million per month as a result of the Company's debt to total capitalization falling below 50 percent. Lease operating costs on a per unit basis are expected to decline as a result of the sale of certain of Apache's Rocky Mountain properties, which averaged $4.95 per Boe of operating costs as compared to a Company average of $3.29 per Boe.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 9 to the Consolidated Financial Statements contained in the registrant's Form 10-K/A for the year ended December 31, 1994 (filed with the Securities and Exchange Commission on August 2, 1995) is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On September 30, 1995, the Company's contract with Natural Gas Clearinghouse (NGC) terminated and Apache began to market all of its own natural gas, including the natural gas previously marketed by NGC. The price at which Apache is marketing its natural gas is substantially the same as was received from NGC.

On October 27, 1995, wholly-owned affiliates of Apache, Orxy Energy Company and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC, a Delaware limited liability company (ProEnergy). Until operations of ProEnergy are begun, Apache will continue to market its own natural gas. Once fully operational, ProEnergy will market substantially all of such members' natural gas and natural gas liquids pursuant to member gas purchase agreements having an initial term of ten years, subject to early termination following specified events. The price of gas purchased by ProEnergy from its members will be based upon agreed indexes. ProEnergy will also provide certain contract administration and other services.

ProEnergy's limited liability company agreement provides that capital funding obligations, allocations of profit and loss and voting rights be calculated based upon the members' respective throughputs of natural gas sold to ProEnergy. Members' liability with respect to future capital funding obligations are subject to certain limitations. Natural gas throughputs will be calculated, profit distributed, and/or capital called on a quarterly basis. Apache is currently the holder of a majority interest in ProEnergy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 Second Amendment to Third Amended and Restated Credit
Agreement dated as of October 23, 1995, among the Company, the lenders named therein, and the First
National Bank of Chicago, as Admnistrative Agent and
Arranger, and Chemical Bank, as Co-Agent and Arranger
(incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-3,
Registration No. 33-63923, filed November 2, 1995).

 11.1 Computation of Earnings per Share.
 27.1 Financial Data Table.


(b)	Reports filed on Form 8-K.

During the fiscal quarter ended September 30, 1995, the Company filed a Current Report on Form 8-K, dated August 28,
1995, for:

Item 5. Other Events - The Company reported that it had filed a registration statement covering the offering and sale of up to 7,820,000 shares of common stock, including an over-allotment option, and that the proceeds would be used to finance the acquisition of oil and gas assets from Aquila Energy Resources Corporation and to reduce the Company's indebtedness under its principal revolving bank credit facility.

                               SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              				APACHE CORPORATION



Dated:  November 14, 1995	       /s/ Mark A. Jackson
                             				------------------------------
                             				Mark A. Jackson
                             				Vice President, Finance



Dated:  November 14, 1995	       /s/ R. Kent Samuel
                               		------------------------------
                             				R. Kent Samuel
                             				Controller and Chief Accounting Officer