Form 10-K
period 1995-12-31
APACHE CORP
filed 1996-03-27
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
   [MARK ONE]
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995,
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM _________ TO _________
                         COMMISSION FILE NUMBER 1-4300

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

Preferred Stock Purchase Rights                         New York Stock Exchange
                                                        Chicago Stock Exchange

9.25% Notes due 2002                                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by
  non-affiliates of registrant as of February 29, 1996          $2,013,681,098

Number of shares of registrant's common stock
  outstanding as of February 29, 1996                               77,449,273

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of registrant's proxy statement relating to registrant's 1996 annual meeting of shareholders have been incorporated by reference into Part III hereof.

================================================================================

                               TABLE OF CONTENTS
                                  DESCRIPTION

ITEM                                                                                             PAGE
----                                                                                             ----
                                    PART I
 1.  BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

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

 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

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

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, produces, gathers, processes and markets natural gas, crude oil and natural gas liquids. In North America, Apache's exploration and production interests are focused on the Gulf of Mexico, the Anadarko Basin, the Permian Basin, the Gulf Coast, East Texas and the Western Sedimentary Basin of Canada. Outside of North America, Apache has exploration and production interests offshore Western Australia and in Egypt, and exploration interests in Indonesia, offshore China and offshore the Ivory Coast. Apache's common stock has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

         Apache holds interests in many of its U.S., Canadian and international properties through operating subsidiaries, such as MW Petroleum Corporation
(MW), DEK Energy Company (DEKALB, formerly known as DEKALB Energy Company), Apache Energy Limited (AEL, formerly known as Hadson Energy Limited), Apache International, Inc. and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. Apache treats all operations as one segment of business.

         On May 17, 1995, Apache acquired DEKALB, an oil and gas company engaged in the exploration for, and the development of, crude oil and natural gas in Canada, through a merger which resulted in DEKALB becoming a wholly-owned subsidiary of Apache. The merger was accounted for as a "pooling of interests" for financial accounting purposes. As a result, this Form 10-K has been prepared to present information for 1995 and all preceding years on a combined basis using the pooling of interests method of accounting.

1995 RESULTS

         In 1995, Apache had net income of $20.2 million, or $.28 per share, on total revenues of $750.7 million. Net cash provided by operating activities during 1995 was $332.1 million.

         The year 1995 was Apache's 18th consecutive year of production growth and eighth consecutive year of oil and gas reserves growth. Apache's average daily production was approximately 50.2 Mbbls of oil and 577 MMcf of natural gas for the year. Giving effect to 1995 acquisitions and drilling activity, and $271.9 million in property dispositions, the Company's estimated proved reserves increased by 151.3 MMboe in 1995 over the prior year (prior to restatement for the DEKALB merger) to 420.6 MMboe, of which approximately 60 percent was natural gas. Based on 269.3 MMboe reported at year-end 1994 (which was increased to 330 MMboe when 1994 results were restated for the DEKALB merger), Apache's growth in reserves during the year reflects the replacement of 379 percent of the Company's 1995 production (267 percent based on the restated 1994 year-end reserves of 330 MMboe). In 1995, the Company replaced approximately 100 percent of its production through drilling, revisions, recompletions, workovers and other production enhancement projects. Apache's active drilling and workover program yielded 168 new producing U.S. and Canadian wells out of 222 attempts, and involved 539 North American workover and recompletion projects during the year.

         At December 31, 1995, Apache had interests in approximately 4,624 net oil and gas wells and 1,405,192 net developed acres of oil and gas properties. In addition, the Company had interests in 777,380 net undeveloped acres under U.S. and Canadian leases and 3,809,558 net undeveloped acres under international exploration and production rights.

APACHE'S GROWTH STRATEGY

         Apache's growth strategy is to increase oil and gas reserves, production, and cash flow through a combination of acquisitions, moderate-risk drilling and development of its inventory of existing projects. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to increase its profit margins.

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

         Pursuing its acquire-and-develop strategy, Apache increased its total proved reserves by 383 MMboe, more than 10 fold in the last 10 years (before restatement of prior years as a result of the DEKALB merger). In addition to its acquisition strategy, Apache continues to develop and exploit its existing inventory of workover, recompletion and other development projects to increase reserves and production. During 1995 Apache acquired $820.9 million of additional properties (not including the DEKALB merger) and replaced 100 percent of its U.S. production through its drilling, workover and recompletion program.

         Apache's international investments supplement its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's U.S. and Canadian activities, it offers potential for greater rewards and significant reserve additions. Apache directed its international efforts in 1995 toward development of certain discoveries offshore Western Australia and in Egypt, and toward further exploration of its concessions in China, Indonesia, and the Ivory Coast of western Africa, where it believes that reserve additions may be made through higher-risk exploration and through improved production practices and recovery techniques.

RECENT ACQUISITIONS AND DISPOSITIONS

          In September, 1995, the Company acquired substantially all of the oil and gas assets (the Aquila Assets) of Aquila Energy Resources Corporation (Aquila), a wholly owned, indirect subsidiary of UtiliCorp United Inc., for approximately $210 million, subject to adjustment. The Aquila Assets include: proved reserves totaling an estimated 157 Bcf of gas equivalent; approximately 107,000 developed and 49,000 undeveloped net acres located primarily in the Company's Anadarko-Basin and Gulf of Mexico core areas; a five-year, four-month premium gas contract effective September 1, 1995; and non-operated interests in four gas processing plants. The gas contract calls for Aquila Energy Marketing Corporation to purchase 20 to 25 MMcf of gas per day from the Company at a price of $2.70 per Mcf in 1996, escalating to $3.20 per Mcf in the year 2000. The Aquila Assets were accounted for under the purchase method of accounting.

         At the time of acquisition, the Aquila properties were producing approximately 67 MMcf of gas and 2,900 barrels of oil per day, with approximately 77 percent of proved reserves concentrated in seven fields and 77 percent of the properties' net production operated by the Company. Approximately $143 million of the consideration for the Aquila Assets was provided through deferred tax-free exchange of like-kind properties of qualifying use. The properties exchanged by the Company were primarily lower margin and non-strategic properties located in the Rocky Mountains that were previously selected for sale by the Company in connection with its ongoing program of selective property dispositions. The remainder of the consideration for the Aquila Assets was provided by a portion of the proceeds from the sale of 7.45 million shares of the Company's common stock on September 27, 1995.

         TRANSACTIONS IN EARLY 1995. On March 1, 1995, Apache purchased certain U.S. oil and gas properties from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $567 million. The Texaco properties comprised estimated proved reserves at the effective date of approximately 105 MMboe (after adjustment for the exercise of preferential rights and properties excluded following due diligence and using unescalated prices), of which approximately 70 percent was oil. At the time of purchase, the daily production on the acquired properties was approximately 20 Mbbls of oil and 85 MMcf of gas.

         The Texaco properties are highly concentrated, with approximately two-thirds of the reserves located in 54 fields, and are in producing regions where Apache has existing operations: the Permian Basin, the Gulf Coast of Texas and Louisiana, western Oklahoma, East Texas, the Rocky Mountains and the Gulf of Mexico. Apache operates approximately two-thirds of the production and owns an average working interest of 70 percent in the operated properties. The Texaco transaction also included the acquisition of approximately 500,000 net mineral acres, as well as a substantial quantity of seismic data.

         On May 17, 1995, Apache acquired DEKALB, an oil and gas company engaged in the exploration for, and the development of, crude oil and natural gas in Canada, through a merger which resulted in DEKALB's becoming a wholly owned subsidiary of Apache. Pursuant to the merger agreement, the Company issued 8.4 million shares of Apache Common Stock in exchange for all outstanding DEKALB capital stock and DEKALB employee stock options outstanding at the time of the merger and tendered to Apache. The merger was accounted for as a pooling of interests for financial accounting purposes.

         Through the DEKALB merger, Apache acquired an estimated 290 Bcf of gas and 10 MMbbls of liquid hydrocarbons, together with interests in 14 gas processing plants, six of which it operates, and 150,000 net undeveloped acres primarily in the Western Sedimentary Basin of Alberta. The DEKALB merger provided Apache with the infrastructure to conduct Canadian operations and an inventory of drilling prospects in North America's largest natural gas basin. The Canadian region, based on the DEKALB properties, became one of Apache's core focus areas in 1995.

         In early 1995, Apache announced plans to upgrade its properties through the disposition of lower margin and non-strategic properties, including the disposition of a substantial portion of its Rocky Mountain properties and non-strategic assets from its other regions. During 1995, Apache completed $271.9 million in property dispositions, including the disposition of $143 million of Rocky Mountain properties through a deferred tax-free, like-kind exchange in consideration for certain of the Aquila Assets.

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


EXPLORATION AND PRODUCTION

         The Company's North American exploration and production activities are divided into five operating regions, the Gulf Coast, Gulf of Mexico, Midcontinent, Western and Canadian region. Approximately 95 percent of the Company's proved reserves are located in the five North American regions. Apache conducts its Australian exploration and production and its Indonesian exploration through its Australian region, while all other international interests are directed by the Company through its principal offices in Houston, Texas. Information concerning the amount of revenue, operating income and identifiable assets attributable to U.S., Canadian and international operations, respectively, is set forth in the Supplemental Oil and Gas Disclosures under Item 8 below, and incorporated herein by reference.

         GULF COAST. The Gulf Coast region encompasses the Texas and Louisiana coasts, central Texas and Mississippi. It was Apache's leading region in oil and gas sales in 1995, contributing approximately $158 million from production of 11.2 MMboe for the year. The region was one of the most prominent in the Company in the number of workover and recompletion projects completed and the number of wells drilled. The Company performed 327 workover and recompletion operations during 1995 in the Gulf Coast region and participated in 36 wells during the year, 20 of which were completed as producers, including 10 Austin Chalk wells in Central Texas, eight of which were productive. As of December 31, 1995, the region encompassed approximately 306,249 net acres, and accounted for 66.5 MMboe, or 16 percent, of the Company's year-end 1995 total proved reserves.

          GULF OF MEXICO. The Gulf of Mexico region includes all of Apache's interests in properties offshore Texas, Louisiana and Alabama. It was Apache's leading region in production in 1995, producing approximately 12.7 MMboe and $129 million in revenue for the year. At December 31, 1995, the Gulf of Mexico region encompassed 342,179 net acres, located in both state and federal waters, and accounted for 41.9 MMboe, or 10 percent, of the Company's year-end 1995 reserves. Apache's operations in the Gulf of Mexico focused on workovers and recompletions, which totaled 59 in the region for 1995. Apache participated in 16 wells which were drilled in the region during the year, 14 of which were completed as producers. At year-end, Apache's production in the Gulf of Mexico was approximately 187 MMcf of gas per day.

         MIDCONTINENT. Apache's Midcontinent region is known for its sizable position in the Anadarko Basin. Apache has drilled and operated in the Anadarko Basin for nearly four decades, developing an extensive database of geologic information and a substantial acreage position. In 1995, Apache enhanced its position through the acquisition of the Aquila Assets and certain Texaco properties. The Midcontinent region produced approximately 10.9 MMboe for the year, creating $127 million in revenue for the Company.

         At December 31, 1995 Apache held an interest in 410,379 net acres in the region, which accounted for approximately 100.5 MMboe, or 24 percent, of Apache's total proved reserves. Apache participated in drilling 57 wells in the Midcontinent region during the year, 51 of which were completed as producing wells. The Company performed 40 workover and recompletion operations in the region during 1995.

         WESTERN. The Western region includes the former Permian Basin region and assets in the Green River Basin of Colorado and Wyoming and in the San Juan Basin of New Mexico which were previously included in Apache's Rocky Mountain region. In connection with its property rationalization program, Apache disposed of a substantial portion of its Rocky mountain properties on September 1, 1995, including 1,600 wells in six states with daily production of approximately 9 Mbls of oil and 9 MMcf of natural gas. See "Recent Acquisitions and Dispositions" above. As a result, Apache closed its Rocky Mountain region office and redeployed those employees to provide support for its Canadian, Western and Gulf Coast operations.

         The Western region properties are important producers for Apache, producing approximately 8.8 MMboe and $125 million in oil and gas sales, 19 percent of the Company's production revenues during 1995. At December 31, 1995, the Company held 692,967 net acres in the region, which accounted for
134.3 MMboe, or 32 percent of the Company's total estimated proved reserves. The Western region was also active in workovers and recompletions, which totaled 76 for the year. Compared with 1994, Apache nearly doubled its drilling activity in the region during 1995, with 53 of the 65 wells drilled in the region completed as producers.

         CANADA. Exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta and British Columbia. The region produced approximately 4.8 MMboe, 85 percent of which was natural gas, and generated $39 million in oil and gas sales, six percent of the Company's production revenues in 1995. Apache participated in 48 wells in this region during the year, 30 of which were completed as producers. The Company
performed 28 workovers and recompletions on operated wells during 1995.   At
December 31, 1995, the region encompassed approximately 415,943 net acres, and accounted for 57.9 MMboe, or 14 percent, of the Company's year-end 1995 total proved reserves.

         AUSTRALIA. The state of Western Australia became an important region for Apache following the completion of the AERC acquisition in November 1993. In 1995, the region generated four percent of the Company's production revenues for the year. Natural gas production in the region increased by 20 percent from the prior year to approximately 9.6 MMcfd in 1995. Average daily oil production decreased by 1.6 percent to approximately 3,080 bopd in 1995, primarily as a result of natural depletion. As of December 31, 1995, Apache held 52,550 net developed acres and 2,954,562 net undeveloped acres in Western Australia. Apache acts as operator for most of its properties in Western Australia through its wholly owned subsidiary, AEL.

          During 1995, Apache's proved reserves in Australia increased by 81 percent to 19.6 MMboe, five percent of the Company's total proved reserves at year end. The increase in Australian reserves was primarily attributable to natural gas reserves booked at the East Spar discovery which were recorded only after the Company had entered agreements for the sale and delivery of such gas. See "Oil and Natural Gas Marketing."

         Through AEL and its subsidiaries, Apache also owns a 22.5-percent interest in and operates the Harriet Gas Gathering Project, a gas processing and compression facility with a throughput capacity of 80 MMcfd, and a 60-mile, 12-inch offshore pipeline with a throughput capacity of 175 MMcfd. The gas processing and compression facilities are located on Varanus Island in close proximity to AEL's producing properties offshore in the Carnarvon Basin. In 1995, the Company and its partners commenced development of the East Spar field from which gas will be transported to the Varanus Island site and, by agreement with the Harriet Joint Venture, processed and transported to the mainland where it will be delivered to gas pipelines connecting to the southwest and to the eastern goldfields of Western Australia.

         Apache also participated in the Wonnich discovery offshore Western Australia which tested at 27 MMcfd of gas and 1,375 bopd. The company holds a 22.5-percent interest in the Wonnich field and plans to drill appraisal wells during 1996 to determine the commercial potential of the discovery. Apache is operator of the appraisal program and is conducting a development feasibility study.

         In early 1994, operations for Indonesia were consolidated under AEL and directed from its offices in Perth, Western Australia. In 1995, tests were conducted on two fields in the Bentu Segat Block in Central Sumatra, Indonesia, confirming proven reserves of approximately 20 Bcf net to Apache. Apache is operator of the Block, holding a working interest of 39 percent.

         OTHER INTERNATIONAL OPERATIONS. Outside of Australia and Indonesia, Apache currently has exploration and production interests in Egypt and exploration interests in China and offshore the Ivory Coast. In 1995, Apache Overseas, Inc., Apache International, Inc. and their subsidiaries (excluding Australia and Indonesia as discussed above) drilled seven gross exploratory wells, resulting in four producers, and four development wells, all of which were productive.

         Apache holds a 25-percent interest in the two-million acre Qarun Block in the Western Desert of Egypt which is operated by Phoenix Resource Companies of Qarun. Development began at the Qarun field in 1995, with three exploratory and four development wells drilled. During development of the field, approximately 6,500 bbls per day are being sold to the Egyptian General Petroleum Corporation under terms of an early production agreement. Field development is expected to be complete in late 1996 with production expected to exceed 30,000 bbls of oil per day. Reserves will be booked in the first quarter of 1996.

         In early 1996 Apache was awarded the Darag Block in the extreme north of the Gulf of Suez. Apache has a 50-percent interest and will act as operator of the 460,000-acre Darag Block. Also in early 1996, Apache agreed to participate as a 50-percent interest holder in the East Beni Suef Block, a 6.8-million-acre concession in the Western Desert of Egypt adjoining the Qarun Block to the south.

         In 1995, Apache became the operator of the Zhao Dong Block in the Bohai Bay, offshore the People's Republic of China, where Apache increased its interest to 50 percent in a concession containing approximately 48,677 undeveloped acres. In 1994, a discovery well tested at a rate of over 2,000 bbls per day and was confirmed by an appraisal well which tested 4,000 bbls per
day.   In 1995, a second discovery well tested on pump at rates up to 1,300 bbls per day. The Company has elected to proceed with the second phase of exploration, commencing in May 1996, which involves a commitment to drill two additional exploratory wells. The Company is currently evaluating the discovery areas for commercial potential.


OIL AND NATURAL GAS MARKETING

         During 1995, Apache sold approximately 85 percent of its U.S. natural gas on the spot market through Natural Gas Clearinghouse (NGC) or through market responsive contracts with other parties; the remaining 15 percent was sold through long-term, premium-priced contracts. Sales to NGC accounted for 27 percent of the Company's oil and gas revenues in 1995. On September 30, 1995, the Company's contract with NGC terminated and the Company began to market all of its own natural gas, including the natural gas previously marketed by NGC. The Company believes the prices that it obtains through its own natural gas marketing activities are not substantially different from the prices that would have been received in marketing through NGC.

         On October 27, 1995, wholly-owned affiliates of each of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC, a Delaware limited liability company (ProEnergy). Until operations of ProEnergy begin, the Company will continue to market its own natural gas. Once fully operational (which is expected to occur in the second quarter of 1996), ProEnergy will market substantially all of its members' domestic natural gas and natural gas liquids pursuant to member gas purchase agreements having an initial term of 10 years, subject to early termination following specified events. The price of gas purchased by ProEnergy from its members will be based upon agreed indexes. ProEnergy will also provide certain contract administration and other services.

         ProEnergy's limited liability company agreement provides that capital funding obligations, allocations of profit and loss and voting rights are calculated based upon the members' respective throughputs of natural gas sold to, or whose sales are managed by, ProEnergy. Each member's liability with respect to future capital funding obligations is subject to certain limitations. Natural gas throughputs will be calculated, profit distributed, and/or capital called on a quarterly basis. As of December 31, 1995, the Company was the holder of a majority interest in ProEnergy.

         Apache is delivering natural gas under several long-term supply contracts. In connection with the acquisition of the Aquila Assets in September 1995, the Company entered into a five-year, four-month premium-price gas contract under which Aquila Energy Marketing Corporation will purchase 20 to 25 MMcf of gas per day from Apache at a price of $2.70 per Mcf in 1996 escalating to $3.20 per Mcf in the year 2000. In August 1994, Apache signed a long-term gas supply agreement with a cogeneration company under which Apache will supply a minimum of 51.1 Bcf over 10 years for use in electric power generation from a cogeneration facility located in northeast Texas. Under the agreement, deliveries of approximately 20 MMcfd are scheduled to begin in early 1997. In December 1994, the Company signed a long-term gas contract under which Apache received an advance payment of $67.4 million. Apache will supply the purchaser with approximately 43 Bcf of gas over a six year period which began in January 1995, with volumes averaging 20 MMcfd.

         Apache assumed its own U.S. crude oil marketing operations in 1992. Most of Apache's crude oil production is sold through lease-level marketing to refiners, traders and transporters, generally under 30-day contracts that renew automatically until canceled.

         Oil produced from Canadian properties is sold to crude oil purchasers or refiners at market prices which depend on worldwide crude prices adjusted for location and quality of the oil. Natural gas produced from Canadian properties is sold to major aggregators of natural gas, gas marketers and direct users under long and short-term contracts. The oil and gas contracts provide for sales at specified prices, or at prices which are subject to change due to market conditions.

         The Company diversifies the markets for its Canadian gas production by selling directly or indirectly to customers through aggregators and brokers in the United States and Canada. The Company transports natural gas via the Company's firm transportation contracts to California (12 MMcfd) and to the Province of Ontario, Canada (four MMcfd) through end-users' firm transportation contracts. In 1994, the Company contracted for the sale of five MMcfd of natural gas to the Hermiston Cogeneration Project, located in the Pacific Northwest of the United States. The Hermiston Project is expected to commence purchases of natural gas in the third quarter of 1996.

         In Australia, the Company entered into two contracts to deliver 32 Bcf of gas from the East Spar field for industrial uses, including mining operations, a power station and a nickel refinery. The contracts provide for an average daily rate of 15 MMcfd net to the Company. To provide deliveries under the contracts while the East Spar development is under construction, the Harriet and East Spar joint ventures entered into a gas sales agreement under which the Harriet Joint Venture is supplying 42 MMcf of gas per day to East Spar's industrial customers. Apache operates the Harriet joint venture and acts as contractor for the East Spar Joint Venture, holding a 22.5-percent interest in Harriet and a 20-percent interest in East Spar.

         In 1995, the Harriet Joint Venture entered into a take-or-pay contract to supply natural gas under which AEL has committed 14 Bcf of reserves for delivery over a 10 year period. Approximately 20 Bcf of AEL's proved gas reserves are dedicated to the Gas Corporation of Western Australia, a corporation owned by the government of Western Australia doing business as AlintaGas, under a long-term contract with a remaining period of 6-1/2 years. The agreement contains take-or-pay provisions that require AlintaGas to purchase a minimum of 35 MMcfd (approximately eight MMcfd net to AEL) through the remainder of the contract term. Payments received under this contract are in Australian dollars.

         AEL markets all oil and natural gas liquids produced from its interests in the Harriet field through a contract with Marubeni International Petroleum (Singapore) Pte Limited (Marubeni), which was extended in 1995. Pricing under the contract in 1995 represented a fixed premium to the quoted market prices of Tapis crude oil, with payment made in U.S. dollars. In 1995, production sold under this contract realized an average price of $18.59 per barrel (exclusive of the impact of hedging activities). The Company believes that if this contract were terminated, it would not have a material adverse effect on the Company due to the demand for Australian crude oil and the existence of alternative purchasers.


OIL AND NATURAL GAS PRICES

         Natural gas prices remained volatile in 1995 with spot-market prices during the year ranging from $1.25 per Mcf in July to $2.07 per Mcf in December. Fluctuations are largely due to natural gas supply and demand perceptions. Apache's average realized gas price of $1.57 per Mcf for 1995 declined 12 percent from the prior-year average of $1.78 per Mcf. Apache's 1994 average realized natural gas price declined eight percent from the 1993 average of $1.94 per Mcf.

         Due to minimum price contracts which escalate at an average of 80% of the Australian consumer price index, AEL's natural gas production in Western Australia is not subject to the same degree of price volatility as is its domestic Apache's U.S. and Canadian gas production; however, natural gas sales under such Australian minimum price contracts represent only about two percent of the Company's total natural gas sales at year end. Total Australian gas sales in 1995, including long-term contracts and spot sales averaged $1.86 per Mcf, two percent below the 1994 average of $1.90 per Mcf.

         Oil prices remained vulnerable to unpredictable political and economic forces during 1995, but did not experience the wide fluctuations seen in natural gas prices during the year. Management believes that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), events in the Middle East and other factors associated with the world political environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of world-wide energy supplies and the competitive relationships and consumer perceptions of various energy sources, management is unable to predict what changes will occur in crude oil and natural gas prices.

         Apache's world-wide crude oil price averaged $17.09 per barrel in 1995, up nine percent from the average price of $15.65 per barrel in 1994, and two percent higher than the average price of $16.74 per barrel in 1993. Apache's average crude oil price for its Australian production, including production sold under the Marubeni contract, was $18.59 per barrel in 1995, three percent higher than the average price in 1994.

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

         From time to time, Apache buys or sells contracts to hedge a limited portion of its future oil and gas production against exposure to spot market price changes. See Note 9 to the Company's financial statements under Item 8 below.

         The Company's business has been and will continue to be affected by future world-wide changes in oil and gas prices and the relationship between the prices of oil and gas. No assurance can be given as to the trend in, or level of, future oil and gas prices.


RESERVE VALUE CEILING TEST

         Under the Securities and Exchange Commission's (SEC's) full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities. The Company had no write-downs due to ceiling test limitations during 1995.

         The SEC's rules permit the exclusion of capitalized costs and present value of recently acquired properties in performing ceiling test calculations. Pursuant to these rules, Apache has requested waivers and the SEC has granted separate one-year waivers with respect to the properties acquired from Texaco and Aquila, effective from the date of closing, the last of which will expire in the third quarter of 1996. Under these waivers, if the ceiling is exceeded on all U.S. properties, Apache is permitted to perform an additional ceiling test excluding the capitalized costs and present value of the properties acquired from Texaco and Aquila and would be required to record a write-down of carrying value if the ceiling is still exceeded. If a write-down is required, it would result in a one-time charge to earnings but would not impact net cash flow from operating activities.


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

         At the U.S. federal level, the Federal Energy Regulatory Commission
(FERC) regulates interstate transportation of natural gas under the Natural Gas Act. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by Apache of its own production. As a result, all sales of the Company's natural gas produced in the U.S. may be sold at market prices, unless otherwise committed by contract.

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

ENVIRONMENTAL MATTERS

         Apache, as an owner or lessee and operator of oil and gas properties, is subject to various federal, provincial, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas.

         Apache maintains insurance coverage which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1995, which would have a material impact upon the Company's financial position or results of operations.

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


EMPLOYEES

         On December 31, 1995, Apache had 1,285 full-time employees.


OFFICES

         Apache's principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 1995, the Company maintained regional exploration and production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; and Perth, Western Australia. In 1995, the Company closed its Denver, Colorado office and redeployed those employees to its remaining region offices in connection with the sale of a substantial portion of the Company's Rocky Mountain properties and the reorganization of the Rocky Mountain and Permian Basin regions as Apache's Western region.

ITEM 2.  PROPERTIES


OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

ACREAGE

    The developed and undeveloped acreage, including both domestic leases and international production and exploration rights that Apache held as of December 31, 1995, are as follows:


                                                               Undeveloped Acreage          Developed Acreage
                                                           --------------------------   ------------------------
                                                             Gross          Net          Gross           Net
                                                             Acres         Acres         Acres          Acres
                                                             -----         -----         -----          -----
GULF COAST.............................................
    Alabama............................................       7,789         1,375             --             --
    Florida............................................         162            14             --             --
    Louisiana..........................................      15,850        11,929        129,020         99,533
    Mississippi........................................       3,921           498          4,850          2,354
    Texas..............................................     106,242        47,842        291,635        142,704
                                                          ---------       -------      ---------      ---------
    Total..............................................     133,964        61,658        425,505        244,591
                                                          ---------       -------      ---------      ---------
GULF OF MEXICO
    Alabama............................................          --            --         34,560          9,457
    Louisiana..........................................      96,433        48,613        294,855        128,377
    Texas..............................................      90,783        57,759        233,334         97,973
                                                          ---------       -------      ---------      ---------
    Total..............................................     187,216       106,372        562,749        235,807
                                                          ---------       -------      ---------      ---------
MIDCONTINENT
    Arkansas...........................................         699           327          5,548          3,667
    Kansas.............................................         160            56             --             --
    Louisiana..........................................       6,750         4,505         49,394         34,112
    Oklahoma...........................................     137,051        55,414        532,359        248,162
    Pennsylvania.......................................          --            --            796             38
    Texas..............................................      25,301        14,335        136,372         49,763
                                                          ---------       -------      ---------      ---------
    Total..............................................     169,961        74,637        724,469        335,742
                                                          ---------       -------      ---------      ---------
WESTERN
    Colorado...........................................      41,299        36,181         18,938         19,387
    Michigan...........................................         200            16             --             --
    New Mexico ........................................     100,357        51,699        122,406         58,936
    North Dakota ......................................         100            50            197            197
    Texas..............................................     130,242        66,986        282,377        210,799
    Utah...............................................       2,797         1,091          4,647          4,432
    Wyoming............................................     433,154       226,321         34,820         16,872
                                                          ---------       -------      ---------      ---------
    Total..............................................     708,149       382,344        463,385        310,623
                                                          ---------       -------      ---------      ---------
TOTAL UNITED STATES                                       1,199,290       625,011      2,176,108      1,126,763
                                                          ---------       -------      ---------      ---------

                                                             Undeveloped Acreage           Developed Acreage
                                                           ----------------------      ------------------------
                                                             Gross         Net           Gross           Net
                                                             Acres        Acres          Acres          Acres
                                                           ---------    ---------      ---------      ---------
INTERNATIONAL
    Australia..........................................    8,312,100    2,954,562        280,460         52,550
    Canada.............................................      246,391      156,862        389,903        259,081
    China..............................................       48,677       24,339             --             --
    Egypt..............................................    1,909,080      447,270         18,300          4,575
    Indonesia..........................................      722,290      280,890             --             --
    Ivory Coast........................................      256,243      102,497             --             --
                                                          ----------    ---------      ---------      ---------
TOTAL INTERNATIONAL....................................   11,494,781    3,966,420        688,663        316,206
                                                          ----------    ---------      ---------      ---------
TOTAL COMPANY..........................................   12,694,071    4,591,431      2,864,771      1,442,969
                                                          ==========    =========      =========      =========

PRODUCTIVE OIL AND GAS WELLS

    The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 1995, is set forth below.

                                                                       Gas                         Oil
                                                               --------------------          ----------------
                                                                Gross          Net           Gross       Net
                                                               ------         -----          -----      -----
Gulf of Mexico  . . . . . . . . . . . . . . . . . . . . . .        227           76             66         24
Midcontinent  . . . . . . . . . . . . . . . . . . . . . . .      1,478          534          1,465        364
Western   . . . . . . . . . . . . . . . . . . . . . . . . .        250          125          3,977      1,982
Gulf Coast  . . . . . . . . . . . . . . . . . . . . . . . .        328          262          1,083        866
Canada  . . . . . . . . . . . . . . . . . . . . . . . . . .        437          301            649         85
Other International . . . . . . . . . . . . . . . . . . . .          5            1             22          4
                                                                 -----        -----          -----      -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,725        1,299          7,262      3,325
                                                                 =====        =====          =====      =====

GROSS WELLS DRILLED

    The following table sets forth the number of gross exploratory and gross development wells drilled in the last three fiscal years in which the Company participated. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 1995, the Company was participating in 35 wells in the U.S., six Canadian wells and three international wells in the process of drilling.

                                                                Exploratory                  Developmental
                                                         ------------------------      -------------------------
                                                         Productive   Dry   Total      Productive   Dry    Total
                                                         ----------   ---   -----      ----------   ---    -----
   1995
   ----
United States . . . . . . . . . . . . . . . . . . . .         9       15      24         129          21    150
Canada  . . . . . . . . . . . . . . . . . . . . . . .        16       13      29          14           5     19
International . . . . . . . . . . . . . . . . . . . .         8       12      20           4           2      6
                                                             --       --      --         ---          --    ---
Total   . . . . . . . . . . . . . . . . . . . . . . .        33       40      73         147          28    175
                                                             ==       ==      ==         ===          ==    ===

   1994
   ----
United States . . . . . . . . . . . . . . . . . . . .        20       17      37         223          39    262
Canada  . . . . . . . . . . . . . . . . . . . . . . .        18       12      30          35           3     38
International . . . . . . . . . . . . . . . . . . . .         7        8      15           2          --      2
Total   . . . . . . . . . . . . . . . . . . . . . . .        45       37      82         260          42    302
                                                             ==       ==      ==         ===          ==    ===

   1993
   ----
United States . . . . . . . . . . . . . . . . . . . .        12       19      31         198          37    235
Canada  . . . . . . . . . . . . . . . . . . . . . . .        11       15      26          13           1     14
International . . . . . . . . . . . . . . . . . . . .         3        5       8          --          --     --
Total . . . . . . . . . . . . . . . . . . . . . . . .        26       39      65         211          38    249
                                                             ==       ==      ==         ===          ==    ===

NET WELLS DRILLED

    The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache.

                                                               Exploratory                 Developmental
                                                         -----------------------    --------------------------
                                                         Productive  Dry   Total    Productive   Dry     Total
                                                         ----------  ---   -----    ----------   ---     -----
   1995
   ----
United States . . . . . . . . . . . . . . . . . . . .       3.7      6.2     9.9        57.3     14.0     71.3
Canada  . . . . . . . . . . . . . . . . . . . . . . .      14.0      9.4    23.4        13.4      3.4     16.8
International . . . . . . . . . . . . . . . . . . . .       2.4      3.0     5.4         0.8      1.4      2.2
                                                           ----     ----    ----       -----     ----    -----
Total . . . . . . . . . . . . . . . . . . . . . . . .      20.1     18.6    38.7        71.5     18.8     90.3
                                                           ====     ====    ====       =====     ====    =====

   1994
   ----
United States . . . . . . . . . . . . . . . . . . . .      10.7     10.4    21.1       100.1     27.0    127.1
Canada  . . . . . . . . . . . . . . . . . . . . . . .      13.0      7.0    20.0        28.0      2.0     30.0
International . . . . . . . . . . . . . . . . . . . .       2.3      2.4     4.7         0.4       --      0.4
                                                         - ----     ----    ----       -----     ----    -----
Total . . . . . . . . . . . . . . . . . . . . . . . .      26.0     19.8    45.8       128.5     29.0    157.5
                                                           ====     ====    ====       =====     ====    =====

   1993
   ----
United States . . . . . . . . . . . . . . . . . . . .       4.2     10.4    14.6        90.4     22.2    112.6
Canada  . . . . . . . . . . . . . . . . . . . . . . .       8.0     11.0    19.0         6.0      1.0      7.0
International . . . . . . . . . . . . . . . . . . . .       0.6      1.3     1.9          --       --      --
                                                           ----     ----    ----       -----     ----    -----
Total . . . . . . . . . . . . . . . . . . . . . . . .      12.8     22.7    35.5        96.4     23.2    119.6
                                                           ====     ====    ====       =====     ====    =====


PRODUCTION AND PRICING DATA

    The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Company, average production costs and average sales prices.

                                       Production                                       Average Sales Price
                                -------------------------        Average        ------------------------------------
Year Ended                        Oil       NGLs    Gas         Production         Oil            NGLs        Gas
December 31,                    (Mbbls)   (Mbbls)  (MMcf)      Cost per boe      (per bbl)      (per bbl)  (per Mcf)
-------------                   -------   -------  ------      ------------      ---------      ---------  ---------
   1995   . . . . . . . . . .   18,324      763    210,632         $3.91          $17.09         $12.05      $1.57
   1994   . . . . . . . . . .   13,815      724    176,396          3.40           15.65          11.28       1.78
   1993   . . . . . . . . . .   13,036      733    131,591          3.94           16.74          11.55       1.94

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

   The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 1995, 1994 and 1993:

                                                                                                Oil, NGLs and
                                                                               Natural Gas        Condensate
                                                                                  (Bcf)            (MMbbls)
                                                                               -----------      -------------
          1995
          ----
     Developed    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,298.5             137.5
     Undeveloped  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        203.4              32.8
                                                                                 -------             -----
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,501.9             170.3
                                                                                 =======             =====
          1994
          ----
     Developed    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,184.9             100.0
     Undeveloped  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        131.3              10.6
                                                                                 -------             -----
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,316.2             110.6
                                                                                 =======             =====
          1993
          ----
     Developed    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        983.7              92.6
     Undeveloped    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        141.9              10.4
                                                                                 -------             -----
     Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,125.6             103.0
                                                                                 =======             =====

     The following table sets forth the estimated future value of all proved reserves of the Company, and proved developed reserves of the Company, as of December 31, 1995, 1994 and 1993. Future reserve values are based on year-end prices except in those instances where the sale of gas and oil is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes, and future development costs are based on current costs with no escalations.

                                                                                      Present Value of Estimated
                                                                                          Future Net Revenues
                                                          Estimated Future                Before Income Taxes
                                                            Net Revenues              (Discounted at 10 Percent)
                                                       ----------------------        -------------------------------
                                                                     Proved                                Proved
                                                       Proved       Developed         Proved              Developed
                                                      ---------     ---------        ---------            ----------
                                                                          (In thousands)
     December 31,
     ------------
          1995  . . . . . . . . . . . . . . . .       $4,043,024     $3,390,103      $2,344,357            $2,056,558
          1994  . . . . . . . . . . . . . . . .        2,581,459      2,390,126       1,600,927             1,512,305
          1993  . . . . . . . . . . . . . . . .        2,591,290      2,289,172       1,626,096             1,450,669

     At December 31, 1995, estimated future net revenues expected to be received from all proved reserves of the Company, and from proved developed reserves of the Company, were as follows:

                                                                                                 Proved
                                                                                Proved          Developed
                                                                               ---------        ---------
                                                                                    (In thousands)
     December 31,
     ------------
         1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  457,946      $   481,326
         1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         441,549          418,612
         1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         413,937          345,572
         Thereafter   . . . . . . . . . . . . . . . . . . . . . . . . . .       2,729,592        2,144,593
                                                                               ----------       ----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $4,043,024       $3,390,103
                                                                               ==========       ==========

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 1995, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the SEC guidelines and do not reflect current prices. Since January 1, 1995, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency
                                      14
other than the SEC and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.


TITLE TO INTERESTS

     The Company believes that its title to the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and gas industry, subject only to immaterial exceptions which do not detract substantially from the value of the interests or materially interfere with their use in the Company's operations. The interests owned by the Company may be subject to one or more royalty, overriding royalty and other outstanding interests customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in the Company's operations.


ITEM 3.  LEGAL PROCEEDINGS

     The information set forth under the caption "Litigation" in Note 10 to the Company's financial statements under Item 8 below is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Apache's common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding Apache common stock for 1995 and 1994. Prices shown are from the New York Stock Exchange Composite Transactions Reporting System.

                                                            1995                             1994
                                                ----------------------------      ------------------------------
                                                 Price Range                       Price Range
                                                -------------      Dividends      ---------------      Dividends
                                                High      Low      per Share      High        Low      per Share
                                                ----      ---      ---------      ----        ---      ---------
First Quarter . . . . . . . . . . . . . . .    $27 3/8    $22 1/4    $  .07      $26 7/8     $22 1/2    $  .07
Second Quarter  . . . . . . . . . . . . . .     31         25 3/8    $  .07       29 1/4      22 1/4    $  .07
Third Quarter . . . . . . . . . . . . . . .     30 1/4     25 3/4    $  .07       29 1/4      23        $  .07
Fourth Quarter  . . . . . . . . . . . . . .     29 5/8     23 1/8    $  .07       28 7/8      23 5/8    $  .07

     The closing price per share of Apache common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 29, 1996, was $26.00. At December 31, 1995, there were 77,378,958 shares of Apache common stock outstanding, held by approximately 12,000 shareholders of record and 30,000 beneficial owners.

     Each share of Apache common stock also represents one preferred share purchase right which, when exercisable, would entitle the holder to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock for a purchase price of $100 and, under certain circumstances, would entitle the holder to acquire additional shares of Apache common stock. See Note 7 to the Company's financial statements under Item 8 below.

     The Company has paid cash dividends on its common stock for 116 consecutive quarters through December 31, 1995, and intends to continue the payment of dividends at current levels, although future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 1995, which information has been derived from the Company's audited financial statements. Apache's previously reported data for 1995 and prior years has been restated to reflect the merger with DEKALB under the pooling of interests method of accounting. This information should be read in connection with and is qualified in its entirety by the more detailed information in the Company's financial statements under Item 8 below.


                                                At or for the Year Ended December 31,
                                  -----------------------------------------------------------------------
                                     1995           1994          1993(a)        1992(b)        1991(c)
                                  -----------     ----------     ----------     ----------     ----------
                                                  (In thousands, except per share amounts)

INCOME STATEMENT DATA
Total revenues                    $   750,702     $  592,626     $  512,632     $  517,403     $  457,872
Income (loss) from continuing
  operations                           20,207         45,583         41,421        (14,632)       (35,216)
Income (loss) per common
   share - continuing operations          .28            .65            .67           (.26)          (.65)
Cash dividends per common share(d)        .28            .28            .28            .28            .28

BALANCE SHEET DATA
Working capital (deficit)         $   (22,013)    $   (3,203)   $   (55,538)   $   (32,775)   $   (57,593)
Total assets                        2,681,450      2,036,627      1,759,203      1,774,767      1,597,633
Long-term debt                      1,072,076        719,033        504,334        524,098        658,395
Shareholders' equity                1,091,805        891,087        868,596        554,524        601,181
Common shares outstanding at
 end of year                           77,379         69,666         69,504         55,361         55,305



(a) Includes financial data for Hadson Energy Resources Corporation (subsequently Apache Energy Resources Corporation) after June 30, 1993, and for Hall-Houston Oil Company after July 31, 1993. See Note 1 to the Company's financial statements under Item 8 below.

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

(d) No cash dividends were paid on outstanding DEKALB common stock in 1995, 1994, 1993 and 1992. Cash dividends paid on DEKALB common stock totaled $.8 million in 1991.

     Reference is made to Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," for a discussion of significant acquisitions and to Note 2 to the Company's financial statements under Item 8 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache's results of operations and financial position during 1995 were significantly impacted by the following factors:

     PROPERTY ACQUISITIONS - Acquisitions continued to be a significant part of Apache's growth strategy in 1995, with the Company adding over 156 MMboe of proved reserves during the year through purchases. Led by the addition of interests from Texaco Exploration and Production Inc. (Texaco) and Aquila Energy Resources Corporation (Aquila), Apache spent $820.9 million on the acquisition of oil and gas properties during 1995. Acquisitions were a major force behind Apache posting its 18th consecutive year of production growth and record year-end reserves of 420.6 MMboe. The Texaco and Aquila properties, combined with properties acquired from Crystal Oil Company (Crystal) in late 1994, boosted Apache's 1995 production by nearly 92 MMcf/d of natural gas and 17 Mb/d of oil.

     DEKALB MERGER - On May 17, 1995, Apache acquired DEKALB Energy Company (DEKALB, now known as DEK Energy Company) through a merger which resulted in DEKALB becoming a wholly-owned subsidiary of Apache. Pursuant to the merger agreement, Apache issued 8.4 million shares of its common stock in exchange for outstanding DEKALB stock and DEKALB employee stock options that remained outstanding at the time of the merger. The merger was accounted for as a "pooling of interests." As a result, Apache's financial information for all preceding periods and the following management discussion have been prepared on a combined basis using the pooling of interests method of accounting.

       Apache's earnings for 1995 were reduced by a non-recurring pre-tax charge of approximately $10 million for investment banking fees, severance payments and other costs associated with the merger. The merger costs, which are largely non-deductible for income tax purposes, reduced Apache's 1995 net income by $8.7 million, or $.12 per share.

     COMMODITY PRICES - During 1995, natural gas spot prices remained volatile, fluctuating from a low of $1.25 per Mcf in July to a high of $2.07 per Mcf in December. Domestic spot prices during the first eight months of 1995 lagged behind comparable prices in 1994, then rebounded above 1994 levels during the last four months of the year. As a result, Apache's average gas price for 1995 was down 12 percent from a year ago, negatively impacting earnings by approximately $26 million. A nine-percent increase in the Company's average oil price from 1994 offset nearly $16 million of the impact of lower gas prices. On an equivalent basis, prices negatively impacted earnings by $.15 per share.

     HEDGING LOSS - In December 1995, Apache recorded a pre-tax hedging loss of $9.3 million resulting from the decoupling of New York Mercantile Exchange (NYMEX) natural gas futures prices and actual cash prices received by producers for natural gas delivered throughout most of the United States. The loss, which stems from contracts for January through March, 1996 deliveries, reduced Apache's 1995 net income by $5.9 million, or $.08 per share.


RESULTS OF OPERATIONS

NET INCOME AND REVENUE
     Apache reported 1995 net income of $20.2 million, or $.28 per share, compared with $45.6 million, or $.65 per share in 1994. The decline was due to the lower natural gas realizations and the non-recurring charges noted above. Absent one-time charges for the merger costs and hedging loss, 1995 earnings would have totaled $.48 per share.

     Revenues for 1995 totaled $750.7 million, an increase of 27 percent from a year ago. Apache's oil and gas production revenues, boosted by record levels of oil and gas production and a $1.44 per barrel increase in Apache's average realized oil price, rose 21 percent from 1994. A 12 percent decline in the Company's average realized gas price dampened further improvement in Apache's oil and gas production revenues. Also during 1995, Apache more than doubled its gathering, processing and marketing revenues to $97.2 million.

     Volume and price information concerning the Company's oil and gas production is summarized below:

Selected Oil and Gas
Operating Statistics                                           1995               1994             1993
---------------------                                      -----------         ----------        ---------
    Natural Gas Volume - Mcf per day:
         United States  . . . . . . . . . . . . . .            500,441            419,161          299,486
         Canada . . . . . . . . . . . . . . . . . .             67,083             56,142           57,449
         International  . . . . . . . . . . . . . .              9,551              7,975            3,589
                                                            ----------         ----------        ---------
         Total  . . . . . . . . . . . . . . . . . .            577,075            483,278          360,524
                                                            ==========         ==========        =========

    Average Natural Gas Price - Per Mcf   . . . . .         $     1.57         $     1.78        $    1.94

    Oil Volume - Barrels per day:
         United States  . . . . . . . . . . . . . .             45,084             32,669           31,809
         Canada . . . . . . . . . . . . . . . . . .              1,999              2,003            2,033
         International  . . . . . . . . . . . . . .              3,120              3,177            1,874
                                                            ----------         ----------        ---------
         Total  . . . . . . . . . . . . . . . . . .             50,203             37,849           35,716
                                                            ==========         ==========        =========

    Average Oil Price - Per barrel  . . . . . . . .         $    17.09         $    15.65        $   16.74

    Natural Gas Liquids (NGL) -
         Barrels per day: . . . . . . . . . . . . .              2,090              1,985            2,008

    Average NGL Price - Per barrel  . . . . . . . .         $    12.05        $     11.28        $   11.55


     Natural gas sales contributed $330.7 million to 1995 revenues, up five percent from 1994 as production gains from acquisitions and drilling more than offset the impact of a $.21 per Mcf decline in the Company's average realized gas price. Acquisitions boosted Apache's 1995 gas production by approximately 92 MMcf/d, while drilling additions outpaced the impact of property divestitures and natural depletion. Apache realized production gains in each of its three operating areas; the United States, Canada and Australia. In addition to production gains from drilling, the Australian sales benefited from new markets for its natural gas. The Company's average realized natural gas price declined 12 percent from 1994, negatively impacting sales by approximately $44 million.

     Reflecting an increase in both production and prices, oil sales jumped 45 percent in 1995 to $313.2 million. Apache's oil production rose 12.4 Mb/d, or 33 percent, from a year ago as property divestitures and natural depletion partially offset the 17 Mb/d of production added through acquisitions. The Company's average realized oil price increased nine percent in 1995 to $17.09 per barrel.

     Revenues from the sale of natural gas liquids totaled $9.2 million in 1995, up 13 percent from a year ago due to higher prices and a slight increase in volumes.

     Gathering, processing and marketing revenues in 1995 more than doubled from a year ago to $97.2 million. The revenue increase primarily reflects additional volumes sold under crude oil and natural gas contracts, an activity that typically has low margins. Apache's gross margin from gathering, processing and marketing activities declined seven percent from a year ago due to the sale of the Company's interest in the Little Knife gas plant as part of Apache's divestiture of Rocky Mountain properties, reduced gathering volumes, and a lower per-barrel crude-oil margin resulting from a higher mix of low-margin sour-grade oil.

     Other revenues in 1995 of $.4 million reflects $4.3 million of contract settlement income, $2.2 million in gains from the sales of non-oil-and-gas assets, $1.1 million of Canadian royalty credits and $2.1 million of other income, offset by the $9.3 million hedging loss from the decoupling of NYMEX and wellhead prices.

COSTS AND EXPENSES

     Operating costs increased $62.3 million, or 42 percent, in 1995 due to the impact of Apache's acquisitions. Based on an equivalent unit of production, operating costs increased $.51 per barrel to $3.91 per barrel for 1995. The 15- percent increase in unit cost reflects the high percentage of oil properties comprising the Texaco acquisition, as oil properties typically have a higher per-unit cost than gas properties.

     Depreciation, depletion and amortization (DD&A) expense rose 15 percent from a year ago due to the increase in oil and gas production. On a per unit basis, DD&A expense declined six percent to $5.49 per boe. Apache's full cost amortization rates fell in the United States, Canada and Australia due to the favorable impact of reserve additions and revisions.

     Administrative, selling and other costs declined $2.2 million, or six percent, in 1995 due primarily to the elimination of duplicate administrative functions following the merger of DEKALB into Apache. Apache integrated its 1995 acquisitions with minimal increases in administrative staff. On an equivalent unit of production basis, administrative, selling and other costs declined 24 percent from 1994 to $.67 per boe.

     Net financing costs of $70.6 million were slightly more than double the 1994 amount due to increased debt levels from acquisitions and due to higher interest rates. Apache's average interest rate increased from 6.3 percent in 1994 to 7.4 percent in 1995 due to higher market rates and Apache's higher debt to total capitalization rate following the acquisition of properties from Texaco.

HEDGING ACTIVITY

     The Company periodically enters into hedging activities with respect to a portion of its projected oil and natural gas production through a variety of financial arrangements intended to support oil and natural gas prices at targeted levels and to minimize the impact of price fluctuations. Apache uses swaps, puts, collars and fixed-price contracts to hedge its commodity prices. As noted in the Company's significant accounting policies, normal recurring gains or losses on these activities are recognized in oil and gas production revenues when the hedged volumes are produced.

     In 1995, Apache recognized net recurring gains from hedging activities which boosted oil and gas production revenues by approximately $1.5 million and $3.5 million, respectively. These gains increased the Company's average realized oil and natural gas prices in 1995 by $.08 per barrel and $.02 per Mcf, respectively. Also in 1995, the Company realized $4.8 million of gains from hedging activities that relate to future production periods. These gains will be recognized in oil and gas production revenues over periods ranging from one to 60 months based on physical production.

     During the fourth quarter of 1995, Apache entered into swap agreements for January, February and March 1996 production under which the Company will receive a fixed price averaging $1.98 per Mcf on approximately 300 MMcf/d. The hedges, which covered approximately one-half of Apache's expected natural gas production, will limit the upside potential from the physical sale of Apache's natural gas during the first quarter of 1996.

     In addition to limiting first quarter 1996 gas prices, the hedges on the 1996 production resulted in a charge to current year earnings. In late 1995, a marketing anomaly developed in which NYMEX natural gas futures prices, commonly used as the reference price in hedge agreements, lost their correlation to wellhead prices. Due to frigid temperatures in the northeastern United States and pipeline constraints in the nation's gas transportation system, NYMEX natural gas prices rose substantially higher than prices received by producers west of the Mississippi River. Producers, such as Apache, with large volumes of production in Texas and Oklahoma were unable to realize the record increases in NYMEX prices. As a result of this significant decoupling of NYMEX and wellhead prices, Apache recognized a pre-tax hedging loss of $9.3 million in 1995 which was reported as a reduction of Other Revenues on the Company's Statement of Consolidated Income.

     Effective with contracts covering April 1996 and subsequent deliveries, Apache has limited its hedges to production volumes deliverable to the northeastern United States.


PRIOR YEAR COMPARATIVE INFORMATION

     Apache reported net income for 1994 of $45.6 million, a three-percent decrease from 1993 earnings of $46.8 million. The Company's 1993 net income included a one-time benefit of $5.3 million, or $.08 per share, for the cumulative effects of a change in accounting principle related to the adoption of the liability method of accounting for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Significant factors contributing to the higher income from continuing operations were increased oil production and substantially increased natural gas production, partially offset by decreases in oil and natural gas prices.

     Revenues for 1994 totaled $592.6 million, or 16 percent higher than in 1993. Oil and gas production revenues in 1994 totaled $538.4 million, an increase of 12 percent over oil and gas production revenues of $481.8 million in the prior year. Oil and gas production revenues in 1994 were influenced by record natural gas production, declining natural gas prices, increased oil production and lower average oil prices for the year. In addition, Apache's gathering, processing and marketing revenues increased 71 percent to $44.3 million in 1994 from $25.9 million in 1993.

Natural gas sales contributed $314 million to revenues, up 23 percent from 1993, the result of higher annual production partially offset by lower prices during 1994. Gas production for the year averaged 483 MMcf/d, up 34 percent from 1993, positively affecting gas sales by $87 million. This increase is principally the result of production increases from developmental drilling and the contribution of 12 months of operations from properties acquired in 1993, the most significant of which were the offshore properties acquired from Hall-Houston Oil Company (Hall-Houston) and the properties added through Apache's mid-1993 merger with Hadson Energy Resources Corporation (subsequently known as Apache Energy Resources Corporation or AERC). Acquisitions added approximately 50 MMcf/d of production increases for the year, whereas developmental drilling and recompletions accounted for nearly 73 MMcf/d.

     Apache's average realized price for its natural gas was $1.78 per Mcf during 1994, eight percent lower than the average price of $1.94 per Mcf during 1993, which negatively affected natural gas sales by $28.2 million. Natural gas prices remained depressed during the second half of 1994 due to warmer than usual weather in the northeastern United States and higher volumes of gas held in inventory by utilities and gas storage facilities. Hedging activities increased Apache's 1994 natural gas price by $.02 per Mcf ($3 million in sales) compared to a $.04 per Mcf decrease ($5.4 million in sales) in 1993.

     The impact of increased oil production was offset by lower oil prices in 1994. Oil production contributed $216.2 million to revenues during 1994, less than one percent below Apache's oil sales in 1993. Average daily oil production of approximately 37.9 Mbbls reflected a six percent increase over the prior year, positively affecting oil sales by $13 million, as acquisitions offset the effects of natural depletion. Oil sales represented 40 percent of total oil and gas production revenues in 1994 compared to 45 percent of total oil and gas production revenues in 1993.

     The Company's average realized oil price for 1994 of $15.65 per barrel declined seven percent from 1993, negatively affecting oil sales by $15 million. Apache's average realized oil prices in 1994 ranged from $12.64 per barrel in March to $17.84 per barrel in July. Hedging activities increased Apache's average realized oil price by $.20 per barrel ($2.7 million in sales) as compared to a $.37 per barrel increase ($4.8 million in sales) in 1993. The 1994 hedges were in the form of floating for fixed price swap agreements with respect to the sale of oil, whereas 1993 sales hedges were due to the price support hedging agreement with Amoco Production Company.

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

     Other revenues increased to $9.5 million in 1994, up from $4.3 million in 1993. Non-recurring revenues in 1994 included $4 million from the favorable resolution of take-or-pay contract issues, $2.2 million in gains from the sale of stock held for investment and $3.3 million of other income.

     Operating costs per equivalent unit of production declined 14 percent in 1994, as a 23-percent increase in production volumes more than offset a six-percent increase in operating costs. Aggregate operating costs increased from $140.6 million in 1993 to $149.5 million in 1994. On an equivalent unit of production basis, operating costs in 1994 declined to $3.40 per boe, down from $3.94 per boe in 1993. Apache's declining costs per boe reflect increasing natural gas production and lower production costs.

     DD&A expense rose 30 percent year-over-year to $257.8 million due to increased oil and natural gas production and a higher U.S. amortization rate expressed on a boe basis. Apache's U.S. amortization rate increased from $5.61 per boe in 1993 to $5.88 per boe in 1994 due to higher finding costs during the last two years. Recurring international DD&A expense increased as higher Australian production more than offset the impact of lower Canadian production.

     Although Apache increased its international exploration activity in 1994, international impairments declined to $7.3 million in 1994 from $23.2 million in 1993, reflecting the Company's successful international exploration efforts in China, Egypt and Indonesia during 1994.

     Administrative, selling and other costs increased $2.1 million in 1994, or six percent from 1993. These costs, on an equivalent unit of production basis, declined 15 percent from the prior year to $.88 per boe in 1994 from $1.03 per boe in 1993, reflecting the increase in production over the prior year and results of the Company's continuing efforts to contain costs. The Company integrated AERC and the Hall-Houston properties with minimal increases in administrative staff.

     Net financing costs of $34.7 million were 13 percent higher than 1993, primarily a result of increasing interest rates and increased debt from acquisitions. Effective interest rates on Apache's floating rate debt, which includes all advances under its bank credit facility, increased approximately 59 percent over year-end 1993, as market rates increased at six different times during the year.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, payment of dividends, and capital obligations for affiliated ventures. The Company generally funds its exploration and development activities through internally generated cash flows. Apache budgets its capital expenditures based upon projected cash flows and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow.

     CAPITAL EXPENDITURES - A summary of oil and gas capital expenditures over the last three years is presented below:

                                                                1995               1994             1993
                                                            ------------       ------------     ------------
                                                                              (In thousands)
    Exploration and Development:
      United States   . . . . . . . . . . . . . . .         $    216,430       $    270,588     $    200,924
      Canada  . . . . . . . . . . . . . . . . . . .               27,788             41,595           18,901
      Other International   . . . . . . . . . . . .               67,950             31,942           18,006
                                                            ------------       ------------     ------------
      Total   . . . . . . . . . . . . . . . . . . .         $    312,168       $    344,125     $    237,831
                                                            ============       ============     ============

    Acquisitions of Oil and Gas Properties                  $    820,918       $    180,742     $    326,676
                                                            ============       ============     ============


     Expenditures for exploration and development totaled $312.2 million in 1995 compared to $344.1 million in 1994. Apache's drilling program in 1995 added 54 MMboe of reserves (including revisions), replacing 100 percent of production. In the U.S., Apache completed 138 gross wells as producers out of 174 gross wells drilled during the year compared with 210 gross producers out of 299 gross wells drilled in 1994. With DEKALB's merger into Apache in 1995 and a higher level of funds spent on acquisitions, the number of wells drilled in Canada declined from 68 gross wells in 1994 to 48 gross wells in 1995.

     Internationally, the Company had discoveries from 12 of 26 wells drilled in 1995 compared to nine of 17 wells in 1994. The international wells drilled in 1995 included six successful wells in Egypt, from which full production is expected to commence by mid 1996, and two wells with oil and gas shows in the People's Republic of China. Since 1994, Apache has spent approximately $25 million on exploratory wells in the Zhao Dong Block in China, with three successful wells. Apache, which recently announced plans to proceed with the second exploration phase under its contract with the People's Republic of China, is continuing to appraise the field.

     U.S. and Canadian expenditures for exploration and development in 1996, including workover and recompletion operations, are expected to be comparable to the 1995 expenditure level. The Company expects its other international exploration and development expenditures in 1996 to total approximately $120 million.

     Cash expenditures for acquisitions of oil and gas properties during 1995 totaled $820.9 million as the Company added 156 MMboe of oil and gas reserves through purchases. The most significant of the 59 transactions Apache completed during 1995 were the Company's acquisition of properties from Texaco and Aquila.

     On March 1, 1995, Apache purchased certain U.S. oil and gas properties from Texaco for approximately $567 million in cash, subject to adjustment. Apache delivered a $25 million deposit, representing a portion of the purchase price, upon execution of the purchase and sale agreement with Texaco in December 1994, and delivered the balance, in cash, at closing. Funds for the Texaco transaction were obtained from several sources, including increased borrowing capacity under the Company's bank credit facility and proceeds of Apache's $172.5 million 6-percent Convertible Subordinated Debentures due 2002 (6-percent debentures), which were issued on January 4, 1995.

     In September 1995, Apache acquired substantially all of the oil and gas assets of Aquila for approximately $210 million. The oil and gas properties included approximately 107,000 developed and 49,000 undeveloped net acres located primarily in Apache's Anadarko Basin and Gulf of Mexico core areas. Also included in the transaction was the purchase of a five-year, four-month premium-gas contract and interests in four gas processing plants.

     Cash expenditures for acquisitions, excluding AERC, totaled $180.7 million in 1994 compared to $192.3 million in 1993. The most significant acquisition that Apache closed during 1994 was the purchase of substantially all of the U.S. oil and gas properties of Crystal for $95.8 million. Apache also acquired approximately $84.9 million of other oil and gas properties through a number of separate transactions during 1994. Funds for the 1994 acquisitions were obtained principally from borrowings under the Company's revolving bank credit facility.

     The aggregate cost of acquisitions in 1993, including the value of the shares issued and liabilities added through the acquisition of AERC, totaled $326.7 million. Apache's most significant transactions during 1993 were its acquisitions of oil and gas properties from Hall-Houston for $113.7 million in cash and the acquisition of AERC for approximately $98 million in cash and the issuance of 307,977 shares of Apache common stock. Apache also acquired more than $78.6 million of other properties during 1993, primarily representing purchases of additional working interests in properties in which Apache already held an interest.

     Other capital expenditures for 1993 include the purchase of Natural Gas Clearinghouse's (NGC) interest in a gas gathering system in Oklahoma, which Apache sold in March 1993, as described under "Capital Resources and Liquidity" below.

     DEBT AND INTEREST COMMITMENTS - At December 31, 1995, Apache had outstanding $620 million under its revolving bank credit facility and an aggregate of $455.1 million in principal amount of other debt, comprised principally of notes and debentures maturing in the years 1997 through 2002. Apache made cash payments on debt totaling $500.6 million in 1995, of which less than $1 million was scheduled under the Company's debt obligations. The 1995 payments on debt reflect the reduction of amounts outstanding on the Company's revolving credit facility after issuing $172.5 million of 6-percent debentures in January 1995, and the reduction of debt through property sales to achieve the Company's stated goal of maintaining a debt level below 50 percent of total capitalization. Interest payments on the Company's outstanding debt obligations during 1996 are projected (using weighted average balances for floating rate obligations) to be approximately $82 million, while scheduled principal payments for 1996 currently total $3 million.

     DIVIDEND PAYMENTS - Dividends paid during 1995 totaled $18.9 million, up 10 percent from 1994, primarily due to the issuance of 7.45 million shares of the Company's common stock in connection with the September 1995 common stock offering. The Company's dividend policy currently provides for the payment of regular quarterly dividends at the rate of $.28 per share annually, subject to the Company's cash requirements, applicable debt covenants and other factors deemed relevant by the Board of Directors.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets.

     NET CASH PROVIDED BY OPERATING ACTIVITIES - Apache's net cash provided by operating activities during 1995 totaled $332.1 million, down $25.6 million from 1994. The prior-year cash flow included a $67.4 million advance on future gas deliveries related to the Company's sale of approximately 43.8 Bcf of natural gas for delivery over a six-year period. Eliminating the effects of the forward sale transaction, net cash provided by operating activities in 1995 increased by five percent over 1994, reflecting the results of increased production partially offset by lower gas prices and non- recurring charges. Net cash provided by operating activities in 1994 was up $101.8 million from 1993 primarily due to increased natural gas production and the $67.4 million forward sale of gas.

     LONG-TERM BORROWINGS - On January 4, 1995, Apache completed the issuance of $172.5 million principal amount of its 6-percent debentures to reduce bank debt, provide funding for acquisitions and for general corporate purposes. The debentures are convertible at the option of the holder into Apache common stock at a conversion price of $30.68 per share. Costs associated with the issue of these debentures totaled $4.4 million.

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

     Under terms of the credit agreement at December 31, 1995, the Company must
(i) maintain a minimum consolidated tangible net worth of $816 million, which is adjusted quarterly for subsequent earnings and securities transactions, and
(ii) maintain a ratio of (a) earnings before interest expense, state and federal taxes, and depreciation, depletion and amortization to (b) consolidated interest expense, of not less than 3.7:1. Restrictive covenants under the facility include certain limitations on indebtedness and contingent obligations, as well as certain restrictions on liens. The Company has complied with its financial ratios and restrictive covenants at all times since the inception of the revolving credit facility in July 1991. The facility matures on March 1, 2000, and may be extended in one-year increments with the lenders' consent.

     On February 27, 1996, Apache completed its offering of $100 million principal amount of unsecured 7.7% notes due March 15, 2026. Proceeds from the notes will be used to reduce amounts outstanding under the Company's revolving bank credit facility.

     STOCK TRANSACTIONS - On September 27, 1995, Apache closed an equity offering of 7.45 million shares of Apache common stock. Net proceeds of approximately $195.5 million were used to repay existing indebtedness under the Company's revolving bank credit facility, to finance the Aquila transaction and for general corporate purposes.

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

     In addition to the public offerings, Apache issued 307,977 shares of Apache common stock in conjunction with its mid-1993 acquisition of AERC.

     ASSET SALES - In early 1995, Apache announced plans to accelerate the disposition of lower-margin and non-strategic properties, including the sale of a substantial portion of its Rocky Mountain properties. During 1995, Apache received $271.9 million from the sale of such properties, utilizing the proceeds to reduce bank debt. Apache received $19.5 million and $10.3 million from the sale of non-strategic oil and gas properties during 1994 and 1993, respectively.

     In March 1993, Apache and NGC completed the sale of their respective interests in a gathering system located in western Oklahoma. Apache received gross cash proceeds of approximately $32.2 million in the transaction, of which $16.4 million was attributable to NGC's interest in the system.

     LIQUIDITY - The Company had $13.6 million in cash and cash equivalents on hand at December 31, 1995, down from $30 million at the end of 1994. Apache utilized available cash in 1995 to reduce its bank debt and resulting debt to total capitalization ratio, achieving a reduction in the Company's interest rates. Apache's ratio of current assets to current liabilities at year end of
 .90:1 declined slightly from a ratio of .98:1 at December 31, 1994.

     Management believes that cash on hand at year end, net cash generated from operations and available borrowing capacity under its revolving bank credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years.


FUTURE TRENDS

     Apache's growth strategy is to increase oil and gas reserves, production and cash flow through a combination of acquisitions, moderate-risk drilling and development of its inventory of existing properties. An emerging aspect of Apache's strategy is its exploration and development activity in the international arena where there are generally larger reserve targets than in North America.

     In 1996, Apache expects domestic exploration and development outlays to be comparable to those reported in 1995 as the Company focuses on reserve enhancement and cash flow acceleration on recently acquired properties. Internationally, the Company projects capital expenditures to nearly double from 1995 as Apache continues to exploit its concessions in Western Australia, Egypt, China and Indonesia. Proposed exploration and development expenditures in 1996 will be reviewed at least quarterly in light of fluctuating product prices and Apache's objective to fund operations through internally generated cash flow.

NATURAL GAS MARKETING

     On September 30, 1995, the Company's contract with NGC terminated, and Apache began to market all of its own natural gas. The Company believes the prices that it obtains through its own marketing activities are not substantially different from the prices that would have been received through NGC.

     In October 1995, subsidiaries of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company announced their formation of Producers Energy Marketing, LLC (ProEnergy), a natural gas marketing company organized to create a direct link between natural gas producers and purchasers. ProEnergy is designed to purchase and sell producer-owned gas directly into the marketplace at index prices substantially equivalent to spot market prices and provide expanded value to its customers. Until ProEnergy is fully operational, which is expected to occur in the second quarter of 1996, Apache will continue to market its own natural gas. Apache and other members of ProEnergy have agreed to fund the reasonably anticipated capital needs of ProEnergy. In January 1996, Apache paid $5.8 million to ProEnergy for Apache's share of capital-funding obligations for the start-up of ProEnergy.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Information About Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Voting Securities and Principal Holders" in the Company's proxy statement relating to the Company's 1996 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents included in this report:

     1.  Financial Statements

         Report of independent public accountants . . . . . . . . . . . . . . . . . . . . . .       F-1
         Auditors' report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-2
         Report of management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-3
         Statement of consolidated income for each of the three years
           in the period ended December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .       F-4
         Statement of consolidated cash flows for each of the three years
           in the period ended December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .       F-5
         Consolidated balance sheet as of December 31, 1995 and 1994  . . . . . . . . . . . .       F-6
         Statement of consolidated shareholders' equity for each of the
           three years in the period ended December 31, 1995  . . . . . . . . . . . . . . . .       F-8
         Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . .       F-9
         Supplemental oil and gas disclosures . . . . . . . . . . . . . . . . . . . . . . . .       F-28
         Supplemental quarterly financial data  . . . . . . . . . . . . . . . . . . . . . . .       F-34

    2.   Financial Statement Schedules

         Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

    3.   Exhibits

         Exhibit No.                               Description
         -----------                               -----------
            2.1 --     Stock Purchase Agreement, dated July 1, 1991, between Registrant and Amoco Production Company
                       (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated July
                       1, 1991, SEC File No. 1-4300, filed July 19, 1991).

            2.2  --    Purchase and Sale Agreement between Hall-Houston Oil Company, as seller, and Registrant, as buyer, dated as of June 2, 1993 (incorporated by reference to Exhibit 10.1 to Registrant's
                       Current Report on Form 8-K, dated August 31, 1993, SEC File No. 1-4300, filed September 7, 1993).

            2.3  --    Purchase and Sale Agreement between Hall-Houston Oil Company, as seller, and Registrant, as buyer, dated as of August 13, 1993 (incorporated by reference to Exhibit 10.2 to Registrant's
                       Current Report on Form 8-K, dated August 31, 1993, SEC File No. 1-4300, filed September 7, 1993).

            2.4  --    Form of Acquisition Agreement between Registrant, HERC Acquisition Corporation and Hadson Energy
                       Resources Corporation, dated August 26, 1993, and amended September 28, 1993 (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4, Registration No. 33-
                       67954, filed September 29, 1993).

            2.5  --    Purchase and Sale Agreement by and between Texaco Exploration and Production Inc., as seller, and
                       Registrant, as buyer, dated December 22, 1994 (incorporated by reference to Exhibit 99.3 to
                       Registrant's Current Report on Form 8-K, dated November 29, 1994, SEC File No. 1-4300, filed
                       December 29, 1994).

            2.6  --    Amended and Restated Agreement and Plan of Merger among Registrant, XPX Acquisitions, Inc. and
                       DEKALB Energy Company, dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to
                       Amendment No. 3 to Registrant's Registration Statement on Form S-4, Registration No. 33-57321,
                       filed April 14, 1995).

            2.7  --    Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November
                       24, 1992, between Shell Offshore Inc., SOI Royalties Inc., and Registrant (incorporated by reference to Exhibit 10.7 to Apache Offshore Investment Partnership's Annual Report on Form 10-K
                       for year ended December 31, 1992, SEC File No. 0-13546).

            3.1  --    Restated Certificate of Incorporation of Registrant, dated December 1, 1993, as filed with the
                       Secretary of State of Delaware on December 16, 1993 (incorporated by reference to Exhibit 3.1 to
                       Registrant's Annual Report on Form 10-K for year ended December 31, 1993, SEC File No. 1-4300).

           *3.2  --    Certificate of Ownership and Merger Merging Apache Energy Resources Corporation into Registrant, effective December 31, 1995, as filed with the Secretary of State of Delaware on December 21,
                       1995.

             Exhibit No.                                    Description
             -----------                                    -----------


           *3.3  --    Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred
                       Stock of Registrant, effective January 31, 1996, as filed with the Secretary of State of Delaware on January 22, 1996.

           *3.4  --    Bylaws of Registrant, dated as of February 9, 1996.

           *4.1  --    Form of Registrant's common stock certificate.

            4.2  --    Rights Agreement, dated as of January 10, 1986, between Registrant and First Trust Company, Inc., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 24, 1986 (incorporated by reference to Exhibit 4.9 to
                       Registrant's Annual Report on Form 10-K for year ended December 31, 1985, SEC File No. 1-4300).

            4.3  --    Rights Agreement, dated as of January 31, 1996, between Registrant and Norwest Bank Minnesota,
                       N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to
                       Registrant's Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 1-4300).

           10.1  --    Second Amended and Restated Credit Agreement, dated April 30, 1994, among Registrant, the lenders named therein, and the First National Bank of Chicago and Chemical Bank, as Agents (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended June
                       30, 1994, SEC File No. 1-4300).

           10.2  --    Third Amended and Restated Credit Agreement, dated March 1, 1995, among Registrant, the lenders named therein, and the First National Bank of Chicago, as Administrative Agent and Arranger, and
                       Chemical Bank, as Co-Agent and Arranger (incorporated by reference to Exhibit 10.2 to
                       Registrant's Annual Report on Form 10-K for year ended December 31, 1994, SEC File No. 1-4300).

           10.3  --    First Amendment to Third Amended and Restated Credit Agreement, dated April 14, 1995, among
                       Registrant, the lenders named therein, and the First National Bank of Chicago, as Administrative
                       Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger (incorporated by reference to
                       Exhibit 99.3 to Registrant's Registration Statement on Form S-3, Registration No. 33-63923, filed
                       November 2, 1995).

           10.4  --    Second Amendment to Third Amended and Restated Credit Agreement, dated October 23, 1995, among
                       Registrant, the lenders names therein, and the First National Bank of Chicago, as Administrative
                       Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger (incorporated by reference to
                       Exhibit 99.4 to Registrant's Registration Statement on Form S-3, Registration No. 33-63923, filed
                       November 2, 1995).

          *10.5  --    Third Amendment to Third Amended and Restated Credit Agreement, dated December 18, 1995, among
                       Registrant, the lenders named therein, and the First National Bank of Chicago, as Administrative
                       Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger.

          *10.6  --    Fourth Amendment to Third Amended and Restated Credit Agreement, dated December 22, 1995, among
                       Registrant, the lenders named therein, and the First National Bank of Chicago, as Administrative
                       Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger.

         Exhibit No.                               Description
         -----------                               -----------
          *10.7  --    Fifth Amendment to Third Amended and Restated Credit Agreement, dated January 22, 1996, among
                       Registrant, the lenders named therein, and the First National Bank of Chicago, as Administrative
                       Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger.

           10.8  --    Fiscal Agency Agreement, dated as of January 4, 1995, between Registrant and Chemical Bank, as fiscal agent (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-
                       K, dated December 6, 1994, SEC File No. 1-4300, filed January 11, 1995.)

          +10.9  --    1982 Employee Stock Option Plan, as updated in January 1987 to conform to the Tax Reform Act of
                       1986 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for
                       year ended December 31, 1990, SEC File No. 1-4300).

          +10.10 --    Apache Corporation Corporate Administrative Group Incentive Plan, effective as of January 1, 1989
                       (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

          +10.11 --    First Amendment to Apache Corporation Corporate Administrative Group Incentive Plan, effective
                       January 1, 1990 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form
                       10-K for year ended December 31, 1993, SEC File No. 1-4300).

          +10.12 --    Apache Corporation Retirement/401(k) Savings Plan, dated December 22, 1994, effective January 1,
                       1995 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for
                       year ended December 31, 1994, SEC File No 1-4300).

         + 10.13 --    Amendments to the Apache Corporation Retirement/401(k) Savings Plan, each dated April 19, 1995
                       (incorporated by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8,
                       Registration No. 33-63817, filed October 31, 1995).

         +*10.14 --    Amendments to the Apache Corporation Retirement/401(k) Savings Plan, effective May 4, 1995 and
                       May 17, 1995.

         +*10.15 --    Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 16, 1989.

         +*10.16 --    First Amendment to the Non-Qualified Retirement/Savings Plan of Apache Corporation, dated October
                       24, 1995.

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

         +*10.19 --     Apache Corporation 1990 Stock Incentive Plan, as amended and restated February 9, 1996.

    Exhibit No.                   Description
    -----------                   -----------
        +*10.20 --     Apache Corporation 1995 Stock Option Plan, as amended and restated February 9, 1996.

         +10.21 --     Apache Corporation Income Continuance Plan, as amended and restated February 24, 1988
                       (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).

         +10.22 --     Apache Corporation Directors' Deferred Compensation Plan, as amended and restated September 14,
                       1994 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for
                       year ended December 31, 1994, SEC File No. 1-4300).

         +10.23 --     Apache Corporation Outside Directors' Retirement Plan, effective December 15, 1992 (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for year ended December
                       31, 1992, SEC File No. 1-4300).

         +10.24 --     Apache Corporation Equity Compensation Plan for Non-Employee Directors, adopted February 9, 1994, and form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to
                       Registrant's Annual Report on Form 10-K for year ended December 31, 1993, SEC File No. 1-4300).

         +10.25 --     Amended and Restated Employment Agreement, dated December 5, 1990, between Registrant and Raymond
                       Plank (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for
                       year ended December 31, 1990, SEC File No. 1-4300).

         +10.26 --     Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John
                       A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K
                       for year ended December 31, 1990, SEC File No. 1-4300).

         +10.27 --     Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for year ended December
                       31, 1989, SEC File No. 1-4300).

         *10.28 --     Member Gas Purchase Agreement, dated March 1, 1996, by and among Apache Gathering Company, Apache
                       Corporation, MW Petroleum Corporation, DEK Energy Company, Apache Transmission Corporation-Texas
                       and Apache Marketing, Inc., as seller, and Producers Energy Marketing, LLC, as buyer.

          10.29 --     Asset Purchase and Sale Agreement, dated July 8, 1992, between DEKALB and Louis Dreyfus Gas
                       Holdings Inc. (incorporated by reference to Exhibit 10.10 to DEKALB's Current Report on Form 8-K,
                       dated October 16, 1992, SEC File No. 0-2886).

         *11.1  --     Statement regarding computation of earnings per share of Registrant's common stock for the year ended December 31, 1995.

         Exhibit No.
         -----------
                       Description
                       -----------
          *21.1  --    Subsidiaries of Registrant

          *23.1  --    Consent of Arthur Andersen LLP

          *23.2  --    Consent of Coopers & Lybrand

          *23.3  --    Consent of Ryder Scott Company Petroleum Engineers

          *27.1  --    Financial Data Schedule

-------------------------
* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.

Note: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant's consolidated assets have been omitted and will be provided to the Commission upon request.



(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed by Apache during the fiscal quarter ended December 31, 1995:

         October 27, 1995 - Item 5. Other Events - Wholly owned affiliates of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC ("ProEnergy"), which will market natural gas and natural gas liquids for such members pursuant to member gas purchase agreements having an initial term of ten years, subject to early termination following specified events.

         December 14, 1995 - Item 5. Other Events - Apache's board of directors
         (i) adopted a Rights Agreement, effective as of the close of business on January 31, 1996, to replace the existing Rights Agreement (adopted on January 10, 1986) which expired by its own terms as of the close of business on January 31, 1996, and (ii) declared a dividend on each outstanding share of Apache common stock held of record as of January 31, 1996 of one right to purchase, for $100, one ten-thousandth (1/10,000) of a share of Series A Junior Participating Preferred Stock or, under certain circumstances, Apache common stock or other securities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APACHE CORPORATION




Date: March 27, 1996                By:  /s/ Raymond Plank
                                         -----------------------------------
                                            Raymond Plank,
                                            Chairman and Chief Executive Officer



                               POWER OF ATTORNEY

     The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint Raymond Plank, G. Steven Farris, Z.S. Kobiashvili and Mark A. Jackson, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                                          Date
---------                                          -----                                          ----
/s/ Raymond Plank                                  Chairman and Chief Executive
------------------------------                     Officer (Principal Executive
Raymond Plank                                      Officer)                                   March 27, 1996


/s/ Mark A. Jackson                                Vice President and Chief
------------------------------                      Financial Officer (Principal
Mark A. Jackson                                     Financial Officer)                        March 27, 1996



/s/ Thomas L. Mitchell                             Controller and Chief
------------------------------                      Accounting Officer (Principal
Thomas L. Mitchell                                  Accounting Officer)                       March 27, 1996

Signature                                          Title                                          Date
---------                                          -----                                          ----
/s/ Frederick M. Bohen                             Director
-------------------------------
Frederick M. Bohen                                                                          March 27, 1996


/s/ Virgil B. Day                                  Director
-------------------------------
Virgil B. Day                                                                               March 27, 1996


/s/ G. Steven Farris                               Director
-------------------------------
G. Steven Farris                                                                            March 27, 1996


/s/ Randolph M. Ferlic                             Director
-------------------------------
Randolph M. Ferlic                                                                          March 27, 1996


/s/ Eugene C. Fiedorek                             Director
-------------------------------
Eugene C. Fiedorek                                                                          March 27, 1996


/s/ W. Brooks Fields                               Director
-------------------------------
W. Brooks Fields                                                                            March 27, 1996


/s/ Robert V. Gisselbeck                           Director
-------------------------------
Robert V. Gisselbeck                                                                        March 27, 1996


/s/ Stanley K. Hathaway                            Director
-------------------------------
Stanley K. Hathaway                                                                         March 27, 1996


/s/ John A. Kocur                                  Director
-------------------------------
John A. Kocur                                                                               March 27, 1996


/s/ Joseph A. Rice                                 Director
-------------------------------
Joseph A. Rice                                                                              March 27, 1996

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Shareholders of Apache Corporation:

    We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DEKALB Energy Company, a company acquired during 1995 in a transaction accounted for as a pooling of interests, as of and for the years ended December 31, 1994 and 1993, as discussed in Note 2. Such financial statements are included in the consolidated financial statements of Apache Corporation and Subsidiaries and reflect total assets and total revenues of 10 percent and eight percent, respectively, of the related consolidated totals as of and for the year ended December 31, 1994, and total revenues of nine percent of the related consolidated total for the year ended December 31, 1993, after restatement to reflect certain adjustments as set forth in Note 2. The financial statements of DEKALB Energy Company, prior to those adjustments, were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to pre-1995 amounts included for DEKALB Energy Company, is based solely upon the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As explained in Note 5 to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.





                                        ARTHUR ANDERSEN LLP





Houston, Texas
February 27, 1996

                              AUDITORS' REPORT


To the Shareholders and Board of Directors of DEKALB Energy Company:

    We have audited the consolidated balance sheets of DEKALB Energy Company as at December 31, 1994 and 1993, and the consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of DEKALB Energy Company as at December 31, 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in accordance with United States generally accepted accounting principles.



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

    The financial statements of Apache Corporation and Subsidiaries, except for DEKALB Energy Company prior to 1995, have been audited by Arthur Andersen LLP, independent public accountants. The financial statements of DEKALB Energy Company and its subsidiaries for 1994 and prior periods were audited by Coopers & Lybrand. Their audits included developing an overall understanding of each Company's accounting systems, procedures and internal controls and conducting tests and other auditing procedures sufficient to support their opinions on the fairness of the respective consolidated financial statements.

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





Raymond Plank
Chairman of the Board
and Chief Executive Officer


Mark A. Jackson
Vice President and Chief Financial Officer


Thomas L. Mitchell
Controller and Chief Accounting Officer

                     APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED INCOME

                                                                         For the Year Ended December 31,
                                                              ---------------------------------------------------
                                                                  1995               1994                1993
                                                              ------------       -------------      -------------
                                                                  (In thousands, except per common share data)
REVENUES:
  Oil and gas production revenues   . . . . . . . . . . .     $    653,144       $     538,389      $     481,848
  Gathering, processing and marketing revenues  . . . . .           97,207              44,287             25,862
  Equity in income of affiliates  . . . . . . . . . . . .               --                 459                624
  Other revenues  . . . . . . . . . . . . . . . . . . . .              351               9,491              4,298
                                                              ------------       -------------      -------------
                                                                   750,702             592,626            512,632
                                                              ------------       -------------      -------------
OPERATING EXPENSES:
  Depreciation, depletion and amortization  . . . . . . .          297,485             257,821            198,320
  Impairments   . . . . . . . . . . . . . . . . . . . . .               --               7,300             23,200
  Gain on disposal of assets  . . . . . . . . . . . . . .               --                  --               (513)
  Operating costs   . . . . . . . . . . . . . . . . . . .          211,742             149,474            140,580
  Gathering, processing and marketing costs   . . . . . .           91,243              37,866             21,010
  Administrative, selling and other   . . . . . . . . . .           36,552              38,729             36,629
  Merger costs  . . . . . . . . . . . . . . . . . . . . .            9,977                  --                 --
  Financing costs:
    Interest expense  . . . . . . . . . . . . . . . . . .           88,057              37,838             34,205
    Amortization of deferred loan costs   . . . . . . . .            4,665               3,987              3,896
    Capitalized interest  . . . . . . . . . . . . . . . .          (19,041)             (6,034)            (6,279)
    Interest income   . . . . . . . . . . . . . . . . . .           (3,121)             (1,048)            (1,145)
                                                              ------------       -------------      -------------
                                                                   717,559             525,933            449,903
                                                              ------------       -------------      -------------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .           33,143              66,693             62,729
  Provision for income taxes  . . . . . . . . . . . . . .           12,936              21,110             21,308
                                                              ------------       -------------      -------------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . .           20,207              45,583             41,421
  Cumulative effect of change in
    accounting principle  . . . . . . . . . . . . . . . .               --                  --              5,334
                                                              ------------       -------------      -------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .     $     20,207       $      45,583      $      46,755
                                                              ============       =============      =============
INCOME PER COMMON SHARE:
  Continuing operations   . . . . . . . . . . . . . . . .     $        .28       $         .65      $         .67
  Cumulative effect of change in
    accounting principle  . . . . . . . . . . . . . . . .               --                  --                .08
                                                              ------------       -------------      -------------

NET INCOME PER COMMON SHARE . . . . . . . . . . . . . . .     $        .28       $         .65      $         .75
                                                              ============       =============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . .           71,792              69,715             62,013
                                                              ============       =============      =============





                The accompanying notes to consolidated financial
               statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                               For the Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                         1995              1994               1993
                                                                    -------------      -------------      -------------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations   . . . . . . . . . . . .       $      20,207      $      45,583      $      41,421
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
     Depreciation, depletion and amortization   . . . . . . .             297,485            257,821            198,320
     Impairments  . . . . . . . . . . . . . . . . . . . . . .                  --              7,300             23,200
     Amortization of deferred loan costs  . . . . . . . . . .               4,665              3,987              3,896
     Provision for deferred income taxes    . . . . . . . . .              29,382             24,385             20,539
     Other deferred credits   . . . . . . . . . . . . . . . .               4,584                 --                 --
     Gain on disposal of assets   . . . . . . . . . . . . . .                  --                 --               (513)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                  --                 46                140
  Cash distributions less than earnings of affiliates   . . .                  --               (459)              (662)
  Gain on sale of stock held for investment   . . . . . . . .                (906)            (2,178)                --
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
     Increase in receivables  . . . . . . . . . . . . . . . .             (64,399)           (12,128)            (8,641)
     (Increase) decrease in advances to oil and
       gas ventures and other   . . . . . . . . . . . . . . .                (189)            (2,281)               137
     (Increase) decrease in deferred charges and other  . . .              (1,294)            (3,238)             2,120
     Increase (decrease) in payables  . . . . . . . . . . . .              37,254            (17,288)            (5,463)
     Increase (decrease) in accrued operating expenses  . . .              15,236                541             (8,177)
     Advance from gas purchaser   . . . . . . . . . . . . . .              (7,038)            67,376                 --
     Decrease in deferred credits and noncurrent liabilities               (2,864)           (11,768)           (11,166)
                                                                    -------------      -------------      -------------
       Cash flows from continuing operations  . . . . . . . .             332,123            357,699            255,151
       Cash flows from discontinued operations  . . . . . . .                  --                 70                840
                                                                    -------------      -------------      -------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . .             332,123            357,769            255,991
                                                                    -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures  . . . . . . . . .            (312,168)          (344,125)          (237,831)
  Acquisition of oil and gas properties   . . . . . . . . . .            (820,918)          (180,742)          (192,256)
  Purchase of premium gas contract  . . . . . . . . . . . . .             (28,700)                --                 --
  Non-cash portion of net oil and gas property additions    .               5,092              5,480              8,789
  Purchase of AERC stock, net of cash acquired  . . . . . . .                  --            (13,885)           (70,692)
  Purchase of stock held for investment   . . . . . . . . . .                (307)            (5,051)                --
  Proceeds from sale of oil and gas properties  . . . . . . .             271,937             19,525             10,342
  Prepaid acquisition cost  . . . . . . . . . . . . . . . . .              25,377            (25,377)                --
  Proceeds from sale of stock held for investment   . . . . .               2,835              6,640                 --
  Proceeds from sale of gas gathering system  . . . . . . . .                  --                 --             32,201
  Other capital expenditures, net   . . . . . . . . . . . . .             (16,559)           (11,968)           (32,370)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . .               3,307             (1,716)             1,145
                                                                    -------------      -------------      -------------
           NET CASH USED BY INVESTING ACTIVITIES: . . . . . .            (870,104)          (551,219)          (480,672)
                                                                    -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings  . . . . . . . . . . . . . . . . . . .             856,159            244,058            275,424
  Payments on long-term debt  . . . . . . . . . . . . . . . .            (500,579)           (38,019)          (180,400)
  Net increase (decrease) in short-term borrowings  . . . . .                  --             (5,478)             5,455
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . .             (18,915)           (17,131)           (14,919)
  Proceeds from issuance of common stock  . . . . . . . . . .             197,006              4,599            134,224
  Payments to acquire treasury stock  . . . . . . . . . . . .                 (26)            (3,389)              (104)
  Cost of debt and equity transactions  . . . . . . . . . . .             (12,074)              (875)              (270)
                                                                    -------------      -------------      -------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . .             521,571            183,765            219,410
                                                                    -------------      -------------      -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .             (16,410)            (9,685)            (5,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . .              30,043             39,728             44,999
                                                                    -------------      -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . .       $      13,633      $      30,043      $      39,728
                                                                    =============      =============      =============





                The accompanying notes to consolidated financial
               statements are an integral part of this statement.

                     APACHE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                                                         December 31,
                                                                               ---------------------------------
                                                                                    1995               1994
                                                                               -------------      --------------
                                                                                        (In thousands)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      $      13,633      $       30,043
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            175,949             111,310
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,764               8,868
   Advances to oil and gas ventures and other   . . . . . . . . . . . . .              8,990              10,093
                                                                               -------------      --------------
                                                                                     208,336             160,314
                                                                               -------------      --------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties   . . . . . . . . . . . . . . . . . . . . . . . .          3,956,833           3,265,770
      Unproved properties and properties under
        development, not being amortized  . . . . . . . . . . . . . . . .            335,842             157,379
   Gas gathering, transmission and processing facilities  . . . . . . . .             33,088              25,809
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             51,341              49,912
                                                                               -------------      --------------
                                                                                   4,377,104           3,498,870
   Less: Accumulated depreciation, depletion and amortization   . . . . .         (1,975,543)         (1,682,039)
                                                                               -------------      --------------
                                                                                   2,401,561           1,816,831
                                                                               -------------      --------------
OTHER ASSETS:
   Deferred charges and other   . . . . . . . . . . . . . . . . . . . . .             71,553              59,482
                                                                               -------------      --------------
                                                                               $   2,681,450      $    2,036,627
                                                                               =============      ==============





                The accompanying notes to consolidated financial
               statements are an integral part of this statement.

                     APACHE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET


                                                                                       December 31,
                                                                               -----------------------------
                                                                                   1995            1994
                                                                               ------------     ------------
                                                                                       (In thousands)
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt   . . . . . . . . . . . . . . . .      $      3,000     $        100
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .           138,269           92,861
   Accrued operating expense    . . . . . . . . . . . . . . . . . . . . .            26,863           16,722
   Accrued exploration and development  . . . . . . . . . . . . . . . . .            30,251           25,077
   Accrued compensation and benefits  . . . . . . . . . . . . . . . . . .             9,733           10,794
   Other accrued expenses   . . . . . . . . . . . . . . . . . . . . . . .            22,233           17,963
                                                                               ------------     ------------
                                                                                    230,349          163,517
                                                                               ------------     ------------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,072,076          719,033
                                                                               ------------     ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           181,575          151,216
   Advance from gas purchaser   . . . . . . . . . . . . . . . . . . . . .            60,338           67,376
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            45,307           44,398
                                                                               ------------     ------------
                                                                                    287,220          262,990
                                                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
   Common stock, $1.25 par, 215,000,000 shares authorized,
      78,498,892 and 70,785,067 shares issued, respectively   . . . . . .            98,124           88,482
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .           687,465          500,101
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .           335,470          335,293
   Treasury stock, at cost, 1,119,934 and
     1,118,975 shares, respectively   . . . . . . . . . . . . . . . . . .           (13,478)         (13,452)
   Currency translation adjustments   . . . . . . . . . . . . . . . . . .           (15,776)         (19,337)
                                                                               ------------     ------------
                                                                                  1,091,805          891,087
                                                                               ------------     ------------
                                                                               $  2,681,450     $  2,036,627
                                                                               ============     ============





                The accompanying notes to consolidated financial
               statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                                  Currency       Total
                                                  Common     Paid-In      Retained    Treasury   Translation  Shareholders'
                                                  Stock      Capital      Earnings     Stock      Adjustment     Equity
                                                 --------   ---------    ----------   --------   -----------  -------------
                                                                               (In thousands)
BALANCE, DECEMBER 31, 1992  . . . . . . . . . .  $ 70,912   $ 229,137    $  276,039   $(15,339)   $ (6,225)     $554,524
   Net income   . . . . . . . . . . . . . . . .        --          --        46,755         --          --        46,755
   Dividends ($.28 per common share)  . . . . .        --          --       (15,902)        --          --       (15,902)
   Common shares issued   . . . . . . . . . . .    17,538     270,859            --         --          --       288,397
   Treasury shares issued   . . . . . . . . . .        --        (108)           --        950          --           842
   Treasury shares purchased  . . . . . . . . .        --          --            --       (104)         --          (104)
   Treasury shares retired  . . . . . . . . . .        (8)        (71)           --         79          --            --
   Currency translation adjustments   . . . . .        --          --            --         --      (5,916)       (5,916)
                                                 --------   ---------    ----------   --------    --------     ---------

BALANCE, DECEMBER 31, 1993  . . . . . . . . . .    88,442     499,817       306,892    (14,414)    (12,141)      868,596
   Net income   . . . . . . . . . . . . . . . .        --          --        45,583         --          --        45,583
   Dividends ($.28 per common share)  . . . . .        --          --       (17,182)        --          --       (17,182)
   Common shares issued   . . . . . . . . . . .       281       3,428            --         --          --         3,709
   Treasury shares issued   . . . . . . . . . .        --          --            --        966          --           966
   Treasury shares purchased  . . . . . . . . .        --          --            --     (3,389)         --        (3,389)
   Treasury shares retired  . . . . . . . . . .      (241)     (3,144)           --      3,385          --            --
   Currency translation adjustments   . . . . .        --          --            --         --      (7,196)       (7,196)
                                                 --------   ---------    ----------   --------    --------     ---------

BALANCE, DECEMBER 31, 1994  . . . . . . . . . .    88,482     500,101       335,293    (13,452)    (19,337)      891,087
   Net income   . . . . . . . . . . . . . . . .        --          --        20,207         --          --        20,207
   Dividends ($.28 per common share)  . . . . .        --          --       (20,030)        --          --       (20,030)
   Common shares issued   . . . . . . . . . . .     9,642     187,364            --         --          --       197,006
   Treasury shares purchased  . . . . . . . . .        --          --            --        (26)         --           (26)
   Currency translation adjustments   . . . . .        --          --            --         --       3,561         3,561
                                                 --------   ---------    ----------   --------    --------     ---------

BALANCE, DECEMBER 31, 1995  . . . . . . . . . .  $ 98,124   $ 687,465    $  335,470   $(13,478)   $(15,776)   $1,091,805
                                                 ========   =========    ==========   ========    ========     =========





                The accompanying notes to consolidated financial
               statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS - Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops, produces, gathers, processes and markets natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into four U.S. operating regions, the Gulf of Mexico, Midcontinent, Gulf Coast and Western regions, plus a Canadian region. Approximately 95 percent of the Company's proved reserves are located in the four U.S. regions and Canada. Internationally, Apache has production interests in Australia and Egypt, and is currently focusing its international exploration efforts in Western Australia, Egypt, China and Indonesia.

    Apache holds interests in many of its properties through operating subsidiaries, such as MW Petroleum Corporation (MW), DEK Energy Company (DEK, formerly known as DEKALB Energy Company), Apache Energy Limited (AEL, formerly known as Hadson Energy Limited), Apache International, Inc. and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. Apache treats all operations as one segment of business.

    The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Company's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 65 percent of Apache's 1995 production on an energy equivalent basis, the Company was affected more by fluctuations in natural gas prices than in oil prices.

    PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company's interests in oil and gas ventures and partnerships are proportionately consolidated.

    CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

    INVENTORIES - Inventories consist principally of tubular goods, production equipment and oil produced but not sold, all stated at the lower of weighted average cost or market.

    PROPERTY AND EQUIPMENT - The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Exclusive of field level costs, Apache capitalized $12.5 million, $14.6 million and $12.2 million of internal costs in 1995, 1994 and 1993, respectively.
Costs associated with production and general corporate activities are expensed in the period incurred. Internal costs attributable to the management of the Company's producing properties, before recoveries from industry partners, totaled $16.3 million, $13.2 million and $10.8 million in 1995, 1994, and 1993, respectively, and are included in operating costs on the Company's Statement of Consolidated Income. Interest costs related to development projects in progress for an extended period are also

                      APACHE CORPORATION AND SUBSIDIARIES
capitalized to oil and gas properties. Unless a significant portion of the Company's reserve volumes are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains or losses are not recognized.

    Apache computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized interest costs are excluded from the amortization base until the properties associated with these costs are evaluated and determined to be productive. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. These future costs are generally estimated by engineers employed by Apache.

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

    Buildings, equipment, gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from two to 20 years. Accumulated depreciation for these assets totaled $26.3 million and $25.7 million at December 31, 1995 and 1994, respectively.

    ACCOUNTS PAYABLE - Included in accounts payable at December 31, 1995 and 1994, are liabilities of approximately $48 million and $30.3 million, respectively, representing the amount by which checks issued but not presented to the Company's banks for collection exceeded balances in applicable bank accounts.

    REVENUE RECOGNITION - Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are generally reflected as adjustments to reported gas reserves and future cash flows. Adjustments for gas imbalances totaled less than one percent of Apache's proved gas reserves at December 31, 1995. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup their entitled share through production.

                      APACHE CORPORATION AND SUBSIDIARIES

    HEDGING ACTIVITIES - The Company periodically enters into commodity derivative contracts in order to either fix or support oil and gas prices at targeted levels and to minimize the impact of price fluctuations. Apache uses swaps, puts or fixed-price contracts to hedge its commodity prices. Gains or losses on these hedging activities are recognized in oil and gas production revenues when the hedged volumes are produced. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves in the supplemental oil and gas disclosures, with such estimates based on prices in effect as of the date of the reserve report.

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

    INCOME TAXES - The Company provides deferred income taxes for all temporary differences between financial and income tax reporting. Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The adoption of SFAS No. 109 resulted in a one-time benefit of $5.3 million in the first quarter of 1993.

    FOREIGN CURRENCY TRANSLATION - The U.S. dollar is considered the functional currency for each of the Company's international operations except for the Canadian subsidiary whose functional currency is the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiary foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in a separate component of shareholders' equity. For other international operations, translation gains or losses are recognized in current net income and were not material in any of the periods presented.

    INCOME PER COMMON SHARE - Amounts are based on the weighted average number of shares of common stock outstanding. The effects of common equivalent shares, which would include shares from the assumed conversion of the 3.93-percent notes, were immaterial or were not dilutive for each of the periods presented. Furthermore, fully diluted income per share, assuming conversion of certain of the convertible debentures, was not significantly different than primary income per share for all periods presented.

    STOCK-BASED COMPENSATION - The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996 will have no effect on the Company's results of operations.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Supplemental Oil and Gas Disclosures).

                      APACHE CORPORATION AND SUBSIDIARIES

2.  ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

    In September 1995, Apache acquired substantially all of the oil and gas assets of Aquila Energy Resources Corporation (Aquila) for approximately $210 million. The acquired assets included proved reserves totaling an estimated 157 Bcf of gas equivalent, approximately 107,000 developed and 49,000 undeveloped net acres located primarily in Apache's Anadarko Basin and Gulf of Mexico core areas, a five-year, four-month premium-price gas contract effective September 1, 1995, and non-operated interests in four gas processing plants. The gas contract calls for Aquila Energy Marketing Corporation, a wholly owned subsidiary of UtiliCorp, to purchase 20 to 25 MMcf of gas per day from Apache at a price of $2.70 per Mcf in 1996, escalating to $3.20 per Mcf in the year 2000.

    On May 17, 1995, Apache acquired DEKALB Energy Company (DEKALB, now known as DEK Energy Company), an oil and gas company engaged in the exploration for, and the development of, crude oil and natural gas in Canada, through a merger which resulted in DEKALB becoming a wholly owned subsidiary of Apache. Pursuant to the merger agreement, 8.4 million shares of Apache common stock were exchanged for the outstanding DEKALB stock and DEKALB employee stock options. Merger costs of approximately $10 million were charged to expense in the second quarter of 1995. The merger was accounted for as a "pooling of interests" and, as a result, the Company's consolidated financial statements for periods prior to the merger have been restated to include combined results with DEKALB.

    In connection with the DEKALB merger, the methods used by Apache and DEKALB in computing DD&A of proved oil and gas properties were conformed to the units-of-production method using physical units. This method was previously used by DEKALB and in conforming the methods used, Apache adopted the units-of-production method in lieu of the future gross revenue method. The conforming adjustments for DD&A have been reflected retroactively in the accompanying consolidated financial statements along with an adjustment to DEKALB's previously recorded deferred tax valuation allowance for U.S. operating loss carryforwards expected to be utilized by Apache in future periods. All other adjustments are reclassifications to conform financial statement presentation. Apache and DEKALB had no significant intercompany transactions prior to the merger.

                      APACHE CORPORATION AND SUBSIDIARIES

    A reconciliation of the previously separate results of Apache and DEKALB to the restated combined results is as follows:

                                                                          For the Year Ended December 31,
                                                                        ----------------------------------
                                                                             1994                 1993
                                                                        -------------         ------------
                                                                                  (In thousands)
Revenues:
    Apache  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     545,621         $    466,638
    DEKALB  . . . . . . . . . . . . . . . . . . . . . . . . . . .              46,290               45,903
    Reclassifications to
     conform presentation   . . . . . . . . . . . . . . . . . . .                 715                   91
                                                                        -------------         ------------
                                                                        $     592,626         $    512,632
                                                                        =============         ============
Income from continuing operations:
    Apache  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      42,837         $     37,334
    DEKALB  . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,813                5,672
    Conforming adjustments:
       DD&A   . . . . . . . . . . . . . . . . . . . . . . . . . .              (6,682)              (4,311)
       Income taxes   . . . . . . . . . . . . . . . . . . . . . .               2,615                2,726
                                                                        -------------         ------------
                                                                        $      45,583         $     41,421
                                                                        =============         ============
Net income:
    Apache  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      42,837         $     37,334
    DEKALB  . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,813               11,006
    Conforming adjustments:
       DD&A   . . . . . . . . . . . . . . . . . . . . . . . . . .              (6,682)              (4,311)
       Income taxes   . . . . . . . . . . . . . . . . . . . . . .               2,615                2,726
                                                                        -------------         ------------
                                                                        $      45,583         $     46,755
                                                                        =============         ============

    On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $567 million. The Texaco properties included estimated proved reserves at the effective date, after adjustment for the exercise of preferential rights and properties excluded following due diligence, of approximately 105 MMboe.

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

    In 1993, Apache purchased the outstanding stock of Hadson Energy Resources Corporation (subsequently known as Apache Energy Resources Corporation, or AERC, which was merged into Apache in December 1995) for approximately $98 million through a series of privately negotiated transactions and a merger approved by AERC stockholders. In July 1993, Apache completed the purchase of
4.2 million shares of AERC's outstanding common stock, or approximately 68 percent of the AERC common stock then outstanding, for $59.2 million. The Company agreed to pay an additional $1.00 per share ($4.2 million) to the selling stockholders if the Company increased its ownership in AERC to 80 percent or more. Pursuant to the merger agreement approved by AERC stockholders on November 12, 1993, AERC stockholders other than Apache could elect to receive, for each share of AERC

                      APACHE CORPORATION AND SUBSIDIARIES
common stock, either $15 in cash or .574 share of Apache common stock. Apache issued 307,977 shares of Apache common stock valued at $7.9 million and paid a total of $76.1 million to former stockholders of AERC as consideration for the merger. At December 31, 1993, Apache reflected a liability of $13.9 million accrued for AERC shares which had not yet been surrendered to Apache. During 1994, Apache completed the purchase of the remaining AERC shares for cash.

    Also in 1993, Apache entered into two agreements to purchase a total of 104 Bcfe of proved reserves from Hall- Houston Oil Company (Hall-Houston) for an aggregate consideration of $113.7 million. These transactions included interests in 63 producing fields and 12 fields under development or awaiting pipeline connections.

    Except for the DEKALB transaction, each transaction described above has been accounted for using the purchase method of accounting and has been included in the financial statements of Apache since the dates of acquisition.

    The following unaudited pro forma summary of the Company's consolidated results of operations were prepared as if the Texaco transaction, discussed above, occurred on January 1 of each of the years presented. The pro forma data is based on numerous assumptions and is not necessarily indicative of future operations.

                                                                    For the Year Ended December 31,
                                                                  -----------------------------------
(Unaudited)                                                           1995                   1994
-----------                                                       -------------         -------------
                                                             (In thousands, except per common share data)
Revenues and other income . . . . . . . . . . . . . . . .         $     774,477         $     755,926

Net income  . . . . . . . . . . . . . . . . . . . . . . .                18,914                35,359

Income per common share . . . . . . . . . . . . . . . . .                   .26                   .51

Weighted average common shares outstanding  . . . . . . .                71,792                69,715

DIVESTITURES

    In September 1995, Apache closed the sale of non-strategic oil and gas properties in its Rocky Mountain region for approximately $140 million net to Apache. The assets included Apache's interests in 138 fields with approximately 1,600 active wells in Colorado, Montana, North and South Dakota, Utah and Wyoming. The Company retained its interests in the Green River Basin of Colorado and Wyoming and in the San Juan Basin of Colorado and New Mexico. Proceeds from the sale of all oil and gas properties sold during 1995 totaled $271.9 million.

3.  INVESTMENTS IN EQUITY SECURITIES

    Apache has certain investments in equity securities which are classified as "available-for-sale" pursuant to SFAS No. 115, "Accounting For Certain Investments iN Debt and Equity Securities." At December 31, 1995, the aggregate cost basis totaled $5.6 million and the related aggregate fair value approximated cost.

    The Company realized gross gains totaling $.9 million and $2.2 million from the sale of available-for-sale securities during 1995 and 1994, respectively. Apache utilizes the average cost method in computing realized gains or losses, which are included in other revenues on the accompanying Statement of Consolidated Income.

                      APACHE CORPORATION AND SUBSIDIARIES

4.  DEBT

                                                                                   December 31,
                                                                        ----------------------------------
                                                                            1995                  1994
                                                                        -------------         ------------
                                                                                  (In thousands)
LONG-TERM DEBT
Apache debt:
  Revolving bank facility   . . . . . . . . . . . . . . . . . . .       $     620,000         $    454,000
  6-percent subordinated debentures due 2002  . . . . . . . . . .             172,500                   --
  9.25-percent notes due 2002, net of discount  . . . . . . . . .              99,742               99,713
  3.93-percent convertible notes due 1997   . . . . . . . . . . .              75,000               75,000
  Money market lines  . . . . . . . . . . . . . . . . . . . . . .               3,000                   --
                                                                        -------------         ------------
                                                                              970,242              628,713
                                                                        -------------         ------------
Subsidiary and other obligations:
  Bank of Montreal facility   . . . . . . . . . . . . . . . . . .              27,000                   --
  DEKALB 9.875-percent note due 2000  . . . . . . . . . . . . . .              29,225               29,225
  DEKALB 10-percent note due 1998   . . . . . . . . . . . . . . .              22,100               22,100
  Royal Bank of Canada facility   . . . . . . . . . . . . . . . .                  --               10,222
  AEL acceptance facility   . . . . . . . . . . . . . . . . . . .              24,200               25,800
  Share of offshore partnership financing   . . . . . . . . . . .               2,309                2,973
  Other notes payable   . . . . . . . . . . . . . . . . . . . . .                  --                  100
                                                                        -------------         ------------
                                                                              104,834               90,420
                                                                        -------------         ------------
Total debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,075,076              719,133
Less: Current maturities  . . . . . . . . . . . . . . . . . . . .              (3,000)                (100)
                                                                        -------------         ------------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,072,076         $    719,033
                                                                        =============         ============

    At December 31, 1995, Apache had a $1 billion revolving bank facility funded by a group of banks. The maximum amount available is subject to periodic redetermination of a borrowing base, determined solely at the discretion of the banks, predicated upon the Company's oil and gas reserve values and forecast rate of production. As of December 31, 1995, the borrowing base was $706 million and the principal amount outstanding was $620 million. The bank facility is scheduled to mature on March 1, 2000, and the agreement provides for perpetual one-year extensions as requested year-by- year by the Company and is subject to the approval of the banks. Interest on amounts borrowed is charged at the First National Bank of Chicago's base rate or at the London Interbank Offered Rates (LIBOR) plus a margin determined by the Company's public senior debt rating and its ratio of debt to total capital. At December 31, 1995, the margin was .35 percent. The Company pays a facility fee of .15 percent on the available portion of the commitment and .075 percent on the unavailable portion of the commitment.

    On January 4, 1995, Apache completed the issue of $172.5 million of 6-percent Convertible Subordinated Debentures due 2002 (the 6-percent debentures). The 6-percent debentures are convertible at the option of the holder into Apache common stock at a price of $30.68 per share.

    The 9.25-percent notes totaling $100 million were issued by Apache in May 1992 and are not redeemable prior to their maturity in June 2002. In December 1992, Apache issued the 3.93-percent convertible notes. The 3.93-percent notes mature in November

                      APACHE CORPORATION AND SUBSIDIARIES

1997, and are not redeemable prior to maturity; however, they are convertible into Apache common stock at $27 per share, subject to adjustment under certain circumstances.

    The indentures for the 9.25-percent and 3.93-percent note issues impose substantially similar obligations on the Company, including limits on the Company's ability to incur debt secured by certain liens and on its ability to enter into certain sale and leaseback transactions. Upon certain changes in control of the Company, both issues are subject to mandatory repurchase (or conversion at the option of the noteholders in the case of the 3.93-percent notes).

    Financial covenants of the $1 billion bank facility require the Company to maintain a minimum consolidated tangible net worth of not less than $816 million at December 31, 1995. The minimum consolidated tangible net worth requirement is adjusted quarterly for subsequent earnings and equity transactions. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated interest expense of not less than 3.7:1. The Company was in compliance with all financial covenants at December 31, 1995.

    At December 31, 1995, the Company also had an aggregate borrowing capacity of $40 million under certain uncommitted money market lines of credit which the Company used from time to time for working capital purposes. As of December 31, 1995, an aggregate of $3 million was outstanding under such lines of credit.

    In connection with Apache's Canadian operations, Apache Canada Ltd., a wholly-owned subsidiary of DEK, also had a $30 million U.S. revolving term credit facility under which $27 million was outstanding at December 31, 1995. The size of this facility was increased to $45 million in January 1996.

    The DEKALB 10-percent and 9.875-percent notes mature on April 15, 1998 and July 15, 2000, respectively. The 10 percent notes are currently redeemable at par plus accrued interest.

    During 1994, Apache amended and restated the debt agreement of AERC's wholly-owned subsidiary, Apache Energy Limited (AEL, formerly known as Hadson
Energy Limited).   The AEL Acceptance Facility is a separate credit facility
with the Bank of Montreal which provided funding for the construction of an offshore gas gathering project. The borrowing base is $30 million, of which $24.2 million was outstanding at December 31, 1995. The AEL credit facility is not guaranteed by Apache.

    A $35 million banking facility was established in 1992 by Apache on behalf of Apache Offshore Investment Partnership. At December 31, 1995, the commitment under this facility was $16.5 million, which is scheduled to reduce by $1.5 million on a quarterly basis. The amount outstanding at year-end was $8.6 million, of which Apache's share was $2.3 million.

    As of December 31, 1995 and 1994, the Company had approximately $19.3 million and $12 million, respectively, of unamortized costs associated with its various debt obligations. These costs are reflected as deferred charges on the accompanying Consolidated Balance Sheet and are being amortized over the life of the related debt.

    On February 27, 1996, Apache completed its offering of $100 million principal amount of unsecured 7.7-percent notes due March 15, 2026.

                     APACHE CORPORATION AND SUBSIDIARIES

AGGREGATE MATURITIES OF DEBT

                                                                  December 31, 1995
                                                                  -----------------
                                                                    (In thousands)
         1996 . . . . . . . . . . . . . . . . . . . . . .           $       3,000
         1997 . . . . . . . . . . . . . . . . . . . . . .                 103,101
         1998 . . . . . . . . . . . . . . . . . . . . . .                  23,308
         1999 . . . . . . . . . . . . . . . . . . . . . .                  24,200
         2000 . . . . . . . . . . . . . . . . . . . . . .                 649,225
         Thereafter . . . . . . . . . . . . . . . . . . .                 272,242
                                                                    -------------
                                                                    $   1,075,076
                                                                    =============

5.  INCOME TAXES

    Income(loss) before income taxes is composed of the following:

                                                               For the Year Ended December 31,
                                                       -----------------------------------------------
                                                           1995             1994             1993
                                                       -------------    -------------    -------------
                                                                        (In thousands)

    United States   . . . . . . . . . . . . . . .      $      28,155    $      59,948    $      74,279
    International   . . . . . . . . . . . . . . .              4,988            6,745          (11,550)
                                                       -------------    -------------    -------------
    Total     . . . . . . . . . . . . . . . . . .      $      33,143    $      66,693    $      62,729
                                                       =============    =============    =============

    The total provision for income taxes consists of the following:

                                                               For the Year Ended December 31,
                                                       -----------------------------------------------
                                                           1995             1994             1993
                                                       -------------    -------------    -------------
                                                                        (In thousands)
    Current taxes:
         Federal  . . . . . . . . . . . . . . . .      $     (16,776)   $      (3,890)   $         140
         State  . . . . . . . . . . . . . . . . .                 --              100               50
         Foreign  . . . . . . . . . . . . . . . .                330              515              579
    Deferred taxes  . . . . . . . . . . . . . . .             29,382           24,385           20,539
                                                       -------------    -------------    -------------
                                                              12,936           21,110           21,308

    Cumulative effect of adoption of
         SFAS No. 109 . . . . . . . . . . . . . .                 --               --           (5,334)
                                                       -------------    -------------    -------------
                                                       $      12,936    $      21,110    $      15,974
                                                       =============    =============    =============

                      APACHE CORPORATION AND SUBSIDIARIES

    The 1993 provision for income taxes includes a $3.5 million charge for the change in federal statutory rates from 34 percent to 35 percent enacted under the Omnibus Budget Reconciliation Act (OBRA) of 1993. Effective January 1, 1993, the Company adopted SFAS No. 109, resulting in a one-time benefit of $5.3 million.

    A reconciliation of the federal statutory income tax amounts to the effective amounts is as follows:

                                                                    For the Year Ended December 31,
                                                            ---------------------------------------------
                                                                1995             1994             1993
                                                            ------------     ------------     -----------
                                                                            (In thousands)
    Statutory income tax  . . . . . . . . . . . . . . .     $     11,600     $     23,343     $    21,955
    State income tax, less federal benefit  . . . . . .            1,282            1,013             965
    Taxation of foreign operations  . . . . . . . . . .              135            1,486             969
    Utilization of federal income tax credits   . . . .               --           (1,545)         (2,133)
    Increase in corporate income tax rate
     provided for in OBRA   . . . . . . . . . . . . . .               --               --           3,500
    Increase in foreign corporate
     income tax rates   . . . . . . . . . . . . . . . .            1,757               --              --
    DEKALB income tax benefit limitation
     recorded (reversed)  . . . . . . . . . . . . . . .           (1,200)          (2,499)         (1,769)
    All other, net  . . . . . . . . . . . . . . . . . .             (638)            (688)         (2,179)
                                                            ------------     ------------     -----------
                                                            $     12,936     $     21,110     $    21,308
                                                            ============     ============     ===========

    Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the provisions of enacted tax laws.

  The net deferred tax liability is comprised of the following:

                                                                                   December 31,
                                                                        ----------------------------------
                                                                              1995              1994
                                                                        ---------------    ---------------
                                                                                   (In thousands)
  Deferred tax assets:
     Deferred income  . . . . . . . . . . . . . . . . . . . . . .       $        (2,410)   $       (30,343)
     Federal net operating loss carryforwards   . . . . . . . . .               (57,642)           (27,448)
     State net operating loss carryforwards   . . . . . . . . . .               (10,126)            (5,660)
     Alternative minimum tax credits  . . . . . . . . . . . . . .                (6,239)           (20,792)
     Accrued expenses and liabilities   . . . . . . . . . . . . .                (9,136)            (7,628)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                (9,787)            (9,392)
                                                                        ---------------    ---------------
        Total deferred tax assets   . . . . . . . . . . . . . . .               (95,340)          (101,263)
  Valuation allowance   . . . . . . . . . . . . . . . . . . . . .                 1,374              1,374
                                                                        ---------------    ---------------
  Net deferred tax assets   . . . . . . . . . . . . . . . . . . .               (93,966)           (99,889)
                                                                        ---------------    ---------------
  Deferred tax liabilities:
     Depreciation, depletion and amortization   . . . . . . . . .               271,020            243,171
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,521              7,934
                                                                        ---------------    ---------------
        Total deferred tax liabilities  . . . . . . . . . . . . .               275,541            251,105
                                                                        ---------------    ---------------
  Deferred income tax liability   . . . . . . . . . . . . . . . .       $       181,575    $       151,216
                                                                        ===============    ===============


                      APACHE CORPORATION AND SUBSIDIARIES

    U.S. deferred taxes have not been provided on foreign earnings totaling $61 million, which are permanently reinvested abroad. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

    At December 31, 1995, the Company has U.S. Federal net operating loss carryforwards of $158.8 million and statutory depletion carryforwards of $7 million available to reduce future U.S. Federal taxable income. The net operating loss carryforwards will expire unless otherwise utilized, beginning in 1996. The statutory depletion may be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $6.2 million and investment tax credits of approximately $1.6 million. AMT credits can be carried forward indefinitely and may only be used to reduce regular tax liabilities in excess of AMT liabilities. If the investment tax credits are not utilized, they will expire by 1996. The Company also has foreign net operating loss carryforwards of $5.9 million and foreign capital loss carryforwards of $6.3 million which may be carried forward indefinitely and may be utilized to reduce future foreign taxable income. Management believes it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized.

6.  ADVANCE FROM GAS PURCHASER

    In December 1994, Apache received $67.4 million from a purchaser as an advance payment for future natural gas deliveries of 20,000 MMBtu per day over a six-year period commencing January 1995. As a condition of the arrangement with the purchaser, Apache entered into a gas price swap contract with a third party under which Apache became a fixed price payor at identical volumes and at prices starting at $1.81 per MMBtu in 1995 and escalating at $.10 per MMBtu per year through the year 2000. The net result of these related transactions is that gas delivered to the purchaser will be reported as revenue at prevailing spot prices in the future with Apache realizing a $.05 per MMBtu premium associated with a monthly fee to be paid by the purchaser. The Company, through its marketing subsidiaries, may purchase gas from third parties to satisfy gas delivery requirements of this arrangement. Contracted volumes relating to this arrangement are included in the Company's Supplemental Oil and Gas Disclosures.

    This payment has been classified as an advance on the balance sheet and is being reduced as gas is delivered to the purchaser under the terms of the contract. At December 31, 1995, $60.3 million was still outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, minus or plus amounts paid or received by Apache applicable to the price swap agreement. Interest expense is recorded based on a 9 1/2-percent rate.

                      APACHE CORPORATION AND SUBSIDIARIES

7.  CAPITAL STOCK

    COMMON STOCK OUTSTANDING

                                                                 1995             1994             1993
                                                              ----------       ----------       ----------
  Balance, beginning of year  . . . . . . . . . . . .         69,666,092       69,504,310       55,361,438
  Treasury shares issued (acquired), net  . . . . . .               (959)         129,852          119,087
  Treasury shares acquired and retired  . . . . . . .                 --         (192,808)          (6,302)
  Shares issued:
     DEKALB merger  . . . . . . . . . . . . . . . . .            153,229               --               --
     Public equity offerings  . . . . . . . . . . . .          7,450,000               --        5,795,000
     Acquisition of AERC  . . . . . . . . . . . . . .                 --            2,974          305,003
     Conversion of 7 1/2-percent debentures   . . . .                 --               --        7,816,453
     Dividend reinvestment plan   . . . . . . . . . .             26,809           13,789               --
     Stock option plans                                           83,787          207,975          113,631
                                                              ----------       ----------       ----------
  Balance, end of year  . . . . . . . . . . . . . . .         77,378,958       69,666,092       69,504,310
                                                              ==========       ==========       ==========


    Public Equity Offering -- In September 1995, Apache completed a public offering of approximately 7.5 million shares of Apache common stock for net proceeds of $195.5 million.

    In March 1993, Apache completed a public offering of approximately 5.8 million shares of Apache common stock for net proceeds of $131.8 million.

    Stock Option Plans -- At December 31, 1995, common shares totaling 3,376,070 were reserved for issuance under stock option plans for officers and key employees. The outstanding options expire at various dates through 2004 and are exercisable at prices ranging from $2.3927 to $29.00 with an aggregate exercise price of $29.1 million. The following table summarizes the changes in stock options for each year and the number of common shares available for option grants at year end:

                                                                  1995             1994             1993
                                                               ---------        ---------        ---------
      Outstanding, beginning of year  . . . . . . . . .        1,340,048        1,178,505        1,173,158
      Exercised ($2.3927 to $26.875)  . . . . . . . . .         (130,513)        (207,975)        (129,085)
      Granted ($23.25 to $29.00)  . . . . . . . . . . .          396,600          546,984          355,505
      Canceled or expired ($8.432 to $27.25)  . . . . .         (387,768)        (177,466)        (221,073)
                                                               ---------        ---------        ---------
      Outstanding, end of year  . . . . . . . . . . . .        1,218,367        1,340,048        1,178,505
                                                               =========        =========        =========

      Available for grant, end of year    . . . . . . .        2,157,703          815,191        1,241,460
                                                               =========        =========        =========


    Preferred Stock -- The Company has five million shares of no par preferred stock authorized, of which 25,000 shares have been "designated" Series A Junior Participating Preferred Stock and authorized for issuance pursuant to certain rights that trade with Apache common stock. There are no shares of preferred stock issued and outstanding; however, shares of preferred stock are reserved for issuance upon the exercise of the preferred stock purchase rights discussed below.

                      APACHE CORPORATION AND SUBSIDIARIES

    Rights to Purchase Preferred Stock -- In December 1995, the Company declared a dividend of one right (a Right) for each outstanding share of Apache common stock effective on January 31, 1996. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Junior Participating Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock. If the Company engages in certain business combinations or a 20- percent shareholder engages in certain transactions with the Company, the Rights become exercisable for Apache common stock or common stock of the corporation acquiring the Company (as the case may be) at 50 percent of the then-market price. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. The Company may redeem the Rights at $.01 per Right at any time until 10 business days after public announcement that a person has acquired 20 percent or more of the outstanding shares of Apache common stock. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company will include Rights.

8.  NON-CASH INVESTING AND FINANCING ACTIVITIES

    A summary of non-cash investing and financing activities is presented below.

    In 1993, Apache acquired Hadson Energy Resources Corporation (now AERC) for approximately $98 million in cash and Apache common stock. The accompanying financial statements include the following attributable to the acquisition:

                                                                                            (In thousands)
Value of properties acquired, including gathering facilities  . . . . . . . . . . . . .    $       159,996
     Common stock issued (305,003 shares)   . . . . . . . . . . . . . . . . . . . . . .             (7,777)
     Liability for AERC shares not surrendered as of December 31, 1993  . . . . . . . .            (13,906)
     Cash paid, net of cash acquired  . . . . . . . . . . . . . . . . . . . . . . . . .            (70,692)
                                                                                           ---------------
     Net AERC liabilities added through consolidation   . . . . . . . . . . . . . . . .    $        67,621
                                                                                           ===============

    During the first quarter of 1994, the Company issued 2,974 shares of Apache common stock and paid $13.9 million for AERC shares that had not been surrendered by the end of 1993.

    In September 1993, Apache called for redemption of its 7 1/2-percent convertible subordinated debentures due 2000. Approximately 99 percent of the holders of the debentures elected to convert the principal amount of their debentures into shares of Apache common stock, with the balance electing to receive cash ($.1 million).

                                                                                            (In thousands)
     Long-term debt converted into common stock   . . . . . . . . . . . . . . . . . .      $       149,900
     Unamortized debt issue costs charged to equity   . . . . . . . . . . . . . . . .               (2,686)
                                                                                           ---------------
     Increase to shareholders' equity
       (7.8 million shares of common stock issued)  . . . . . . . . . . . . . . . . .      $       147,214
                                                                                           ===============

                      APACHE CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                     For the Year Ended December 31,
                                                                ----------------------------------------
                                                                   1995           1994           1993
                                                                ----------     ----------     ----------
                                                                             (In thousands)
  Cash paid (received) during the year for:
     Interest, net of amounts capitalized   . . . . . . .       $   64,365     $   30,909     $   35,336
     Income and other taxes, net of refunds   . . . . . .          (15,225)         6,874            (86)

9.  FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994.

                                                               1995                          1994
                                                     --------------------------    -------------------------
                                                       Carrying        Fair          Carrying        Fair
                                                        Amount         Value          Amount         Value
                                                     -----------    -----------    -----------    ----------
                                                                          (In thousands)
  Cash and cash equivalents   . . . . . . . . . .    $    13,633    $    13,633    $    30,043    $   30,043
  Investment securities   . . . . . . . . . . . .          5,620          6,084          7,242         7,422
  Long-term debt:
     Bank debt  . . . . . . . . . . . . . . . . .       (671,200)      (671,200)      (490,022)     (490,022)
     6-percent subordinated debentures  . . . . .       (172,500)      (198,375)            --            --
     9.25-percent notes due 2002  . . . . . . . .        (99,742)      (113,750)       (99,713)     (100,213)
     3.93-percent convertible notes due 1997  . .        (75,000)       (88,733)       (75,000)      (79,928)
     9.875-percent notes due 2000   . . . . . . .        (29,225)       (33,217)       (29,225)      (29,079)
     10-percent notes due 1998  . . . . . . . . .        (22,100)       (22,199)       (22,100)      (21,934)
     Other debt . . . . . . . . . . . . . . . . .        ( 5,309)       ( 5,309)        (3,073)       (3,073)
  Hedging financial instruments:
     Interest rate swap   . . . . . . . . . . . .             --            (40)            --          (181)
     Foreign currency rate contracts  . . . . . .             --             81             --            --
     Commodity price swaps (1)  . . . . . . . . .         (9,326)       (30,631)            --        (1,190)

(1) Includes $(7.9) million in 1995 for fixed to floating price swaps where there is an offsetting position with a physical contract. See Commodity Price Hedges below.

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of trade receivables and trade payables included in the accompanying Consolidated Balance Sheet approximated market value at December 31, 1995 and 1994.

     Cash and Cash Equivalents -- The carrying amounts approximated fair value due to the short maturity of these instruments.

     Investment Securities -- The fair value of investments are based on quoted market prices at year end.

     Debt -- The fair value of the 9.25-percent notes was based on the quoted market price for that issue, while the fair value of the 3.93-percent notes was estimated based on quotes obtained from private investment firms. The fair values of the 6-percent debentures and 9.875-percent and 10-percent notes are based upon estimates provided to the Company by independent sources.

                      APACHE CORPORATION AND SUBSIDIARIES

    Interest Rate Instruments -- The Company periodically enters into various financial instruments to manage its interest rate exposure. At December 31, 1995, the Company had one outstanding interest rate swap agreement with a notional principal amount totaling $6 million. The notional amount reduces by $2 million each quarter through July 1996, with interest fixed at 8.15 percent. The fair value of the open interest rate swap was the estimated amount that the Company would pay to terminate the swap agreement, taking into account current interest rates and the credit worthiness of the swap counterparties.

    Foreign Currency Rate Contracts -- The Company periodically enters into forward foreign currency exchange contracts to reduce the impact of foreign currency fluctuations on operating results. At December 31, 1995, Apache had open forward contracts for $2.5 million of Australian dollars. The fair value of these contracts was based on rates quoted from financial institutions.

    Commodity Price Hedges -- The Company enters into certain commodity derivative contracts to reduce the risk caused by fluctuations in the prices of oil and natural gas. During the last three years, Apache has used swaps, puts and fixed-price contracts to hedge its commodity prices. Apache's hedging activities are primarily conducted with major investment and commercial banks which the Company believes are minimal credit risks. The agreements call for Apache to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, Apache recognized net hedging losses in 1995 and 1993 of $4.3 million and $.6 million, respectively, while recognizing a net gain of $5.7 million in 1994. The 1995 net loss reflected a $9.3 million pre-tax charge to earnings resulting from the loss of correlation of New York Mercantile Exchange (NYMEX) prices from actual wellhead prices for certain positions in January through March 1996 production, reported as a reduction of other revenues; offset by $5 million of commodity pricing gains which increased 1995 oil and gas production revenues. The 1994 net hedging gain and 1993 net hedging loss were recognized in oil and gas production revenues during each of the respective years.

    At December 31, 1995, Apache's Consolidated Balance Sheet included deferred credits totaling $4.8 million for gains realized on the early termination of commodity price hedges in 1995 and prior years. The hedging gains will be recognized into oil and gas production revenues over periods ranging from one to 60 months as the hedged production occurs.

                      APACHE CORPORATION AND SUBSIDIARIES

    The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas commodity hedges as of December 31, 1995:

                                                                           Production Periods
                                                            -----------------------------------------------
                                                             1996     1997       1998       1999      2000
                                                            ------   ------     ------    -------    ------
NYMEX Based Swap Positions:
    Receive fixed price (thousand MMBtu/d)(1)              162.1        --         --         --        --
    Average swap price, per MMBtu(1)                        1.89        --         --         --        --
    Pay fixed price (thousand MMBtu/d)(2)                   48.2      46.4       40.0       40.0      40.0
    Average swap price, per MMBtu(2)                        1.85      1.92       2.02       2.11      2.21

(1) The Company receives a payment in the event the swap price is above the NYMEX settlement price and, conversely, makes a payment if the NYMEX settlement price is greater than the swap price. To reduce its exposure to a non- correlation of NYMEX prices and the cash markets for natural gas during the first quarter of 1996, the Company entered into reverse swap transactions. Volumes and pricing relating to the reverse swap positions, which are not reflected in the above table, equated to 34.1 thousand MMBtu/d with an average fixed swap price of $2.77 per MMBtu. The Company will make payments if the swap prices are greater than NYMEX settlement prices on these positions the first quarter of 1996.

(2) The Company has various contracts to supply gas at fixed prices. In order to lock in a margin on a portion of the volumes, the Company is a fixed price payor on swap transactions. The average physical contract price ranges from $2.24 in 1996 to $2.78 in 2000. The fair value of these hedges was a negative $7.9 million at December 31, 1995, with most of the negative value related to the arrangement discussed in Note 6.

    At December 31, 1995, the Company had price swaps in place for the year 1996 for 100,000 barrels of Australian crude oil production at an average TAPIS crude oil price of $19.23 per barrel and for 532,500 barrels of its domestic production at an average NYMEX price of $18.54 per barrel.

    In connection with the purchase of MW in mid-1991, the Company and Amoco Production Company (Amoco) entered into a hedging agreement. Under the terms of this agreement, Apache would receive support payments in the event oil prices fell below specified reference prices for any year during the two-year period ended June 30, 1993, and Amoco will receive payments in the event oil prices rose above specified reference prices for any year during the eight-year period ending June 30, 1999, or in the event gas prices exceeded specified reference prices for any year during the five-year period ending June 30, 1996. In the event price sharing payments are due to Amoco, the volumes listed below would be doubled until Amoco recovers its net payments to Apache ($5.8 million through the contract year ended June 30, 1995) plus interest.

    The notional volumes and the reference prices specified in the Amoco price support agreement are summarized below:

                                                     Oil                     Gas
                                               ------------------      -----------------
                 Year Ended June 30:           MMbbls       Price      Bcf         Price
                 -------------------           ------       -----      ---         -----
                 1996 . . . . . . . . . . .     2.4        $27.80      10.5        $2.68
                 1997 . . . . . . . . . . .     2.0         29.48        --           --
                 1998 . . . . . . . . . . .     1.7         31.25        --           --
                 1999 . . . . . . . . . . .     1.4         33.12        --           --

         Based on the Company's projection of oil and gas prices for the years noted above, Apache will not be liable to Amoco for future price sharing payments.

                      APACHE CORPORATION AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES

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

    As part of the Company's due diligence review for acquisitions, Apache conducts an extensive environmental evaluation of purchased properties. Depending on the extent of an identified environmental problem, the Company may exclude the property from the acquisition, or agree to assume liability for remediation of the property. As of December 31, 1995, Apache had a reserve for environmental remediation of approximately $8 million. The Company is not aware of any environmental claims existing as of December 31, 1995, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

    International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, The Congo, Egypt, China, Indonesia and the Ivory Coast.
In order to comply with the contracts and agreements granting these rights, the Company, through various wholly owned subsidiaries, is committed to expend approximately $81.8 million through 1998.

    Retirement and Deferred Compensation Plans -- The Company provides a retirement/401(k) savings plan and a non- qualified retirement/savings plan for employees. These plans allow participating employees to elect to contribute up to 10 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes a percentage of each participating employee's compensation, as defined, to the plan. Vesting in the Company's contributions occurs at the rate of 20 percent per year. Additionally, DEK maintains a separate retirement plan. Total expenses under all plans were $7 million, $5.8 million and $5.6 million for 1995, 1994 and 1993, respectively. The unfunded liability for all plans has been accrued in the Consolidated Balance Sheet.

    Lease Commitments -- The Company has leases for office space and equipment with varying expiration dates through 2007. Net rental expense was $5.2 million, $4.4 million and $5.0 million for 1995, 1994 and 1993, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

    As of December 31, 1995, minimum rental commitments under long-term operating leases and long-term pipeline transportation commitments, ranging from 15 to 30 years, are as follows:

                                                                  Net
                                                                Minimum         Pipeline          Net
                                   Rental        Sublease        Rental       Transportation     Minimum
                                Commitments      Rentals      Commitments      Commitments     Commitments
                                ------------   ----------     ------------    --------------   ------------
                                                             (In thousands)
     1996   . . . . . . .       $      8,922   $   (1,539)    $      7,383     $      3,926     $     11,309
     1997   . . . . . . .              7,545         (798)           6,747            3,187            9,934
     1998   . . . . . . .              7,349         (228)           7,121            2,831            9,952
     1999   . . . . . . .              7,089         (147)           6,942            2,813            9,755
     2000   . . . . . . .              6,413         (147)           6,266            2,796            9,062
     Thereafter   . . . .             36,093          (86)          36,007           51,937           87,944
                                ------------   ----------     ------------     ------------     ------------
                                $     73,411   $   (2,945)    $     70,466     $     67,490     $    137,956
                                ============   ==========     ============     ============     ============

11. CUSTOMER INFORMATION

    Major Purchasers -- Natural Gas Clearinghouse (NGC) was the principal purchaser of Apache's spot market gas production from April 1990 through September 30, 1995. On September 30, 1995, the Company's contract with NGC was terminated, and Apache began marketing its own natural gas. Sales to NGC accounted for 27 percent, 37 percent and 33 percent of the Company's oil and gas revenues in 1995, 1994 and 1993, respectively. Sales to Amoco represented 11 percent of the Company's 1993 oil and gas revenues and were less than 10 percent for 1995 and 1994.

    Apache will sell substantially all of its natural gas production to ProEnergy upon commencement of full operations of ProEnergy (which is anticipated to occur in the second quarter of 1996). As of December 31, 1995, Apache, by agreement, owned a 57.91 percent interest in ProEnergy. Apache's interest, however, will fluctuate as its throughput of natural gas varies. Sales of natural gas by Apache to ProEnergy will be made at agreed index prices, which indices are based generally upon prevailing spot market prices at the relevant delivery points.

    Concentration of Credit Risk -- The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales.

    Sales of natural gas by Apache to ProEnergy will similarly be uncollateralized. Apache and the other members of ProEnergy have agreed to fund the reasonably anticipated future capital needs of ProEnergy. In addition, ProEnergy announced on February 1, 1996, that it had executed a $150 million, three-year revolving credit facility with a syndicate of banks to finance its operations. ProEnergy will, however, be subject to the risks inherent in the natural gas marketing industry.

                     APACHE CORPORATION AND SUBSIDIARIES

12.      BUSINESS SEGMENT INFORMATION

         The Company's operations are primarily related to natural gas and crude oil exploration and production. Accordingly, such operations are classified as one business segment. Financial information by geographic area is presented below:

                                                                  1995             1994             1993
                                                              ------------     ------------     ------------
                                                                              (In thousands)
Gross Operating Revenues:
    United States   . . . . . . . . . . . . . . . . . . .     $    682,432     $    518,735     $    450,517
    Canada  . . . . . . . . . . . . . . . . . . . . . . .           40,508           47,005           45,994
    Other International   . . . . . . . . . . . . . . . .           27,762           26,427           15,497

Equity in income of affiliates and gain
    on sale of investment in affiliate  . . . . . . . . .               --              459              624
                                                              ------------     ------------     ------------

Total revenues  . . . . . . . . . . . . . . . . . . . . .     $    750,702     $    592,626     $    512,632
                                                              ============     ============     ============
Operating Income (Loss):
    United States   . . . . . . . . . . . . . . . . . . .     $    131,888     $    119,764     $    130,008
    Canada  . . . . . . . . . . . . . . . . . . . . . . .           11,077           20,748           18,385
    Other International   . . . . . . . . . . . . . . . .            7,267             (806)         (18,982)
                                                              ------------     ------------     ------------

Operating income  . . . . . . . . . . . . . . . . . . . .          150,232          139,706          129,411

Equity in income of affiliates and gain on sale
    of investment in affiliate  . . . . . . . . . . . . .               --              459              624
Administrative, selling and other . . . . . . . . . . . .          (36,552)         (38,729)         (36,629)
Merger costs  . . . . . . . . . . . . . . . . . . . . . .           (9,977)              --               --
Financing costs . . . . . . . . . . . . . . . . . . . . .          (70,560)         (34,743)         (30,677)
                                                              ------------     ------------     ------------

Income before income taxes  . . . . . . . . . . . . . . .     $     33,143     $     66,693     $     62,729
                                                              ============     ============     ============

Identifiable Assets:
    United States   . . . . . . . . . . . . . . . . . . .     $  2,295,966     $  1,717,058     $  1,460,267
    Canada  . . . . . . . . . . . . . . . . . . . . . . .          216,216          196,589          187,574
    Other International   . . . . . . . . . . . . . . . .          169,268          122,980          111,362
                                                              ------------     ------------     ------------

                 Total  . . . . . . . . . . . . . . . . .     $  2,681,450     $  2,036,627     $  1,759,203
                                                              ============     ============     ============

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


                                                                     For the Year Ended December 31,
                                                              ----------------------------------------------
                                                                  1995             1994             1993
                                                              ------------     ------------     ------------
                                                                             (In thousands)
UNITED STATES
Oil and gas revenues  . . . . . . . . . . . . . . . . .       $    586,711     $    467,161     $    421,845
                                                              ------------     ------------     ------------
Operating costs:
    Depreciation, depletion and amortization  . . . . .            262,689          222,935          170,128
    Loss  on disposal of assets   . . . . . . . . . . .                 --               --             (513)
    Lease operating   . . . . . . . . . . . . . . . . .            161,631          107,361          102,830
    Production taxes  . . . . . . . . . . . . . . . . .             26,936           22,280           21,218
    Income tax  . . . . . . . . . . . . . . . . . . . .             50,118           44,821           50,215
                                                              ------------     ------------     ------------
                                                                   501,374          397,397          343,878
                                                              ------------     ------------     ------------
Results of operations . . . . . . . . . . . . . . . . .       $     85,337     $     69,764     $     77,967
                                                              ============     ============     ============
Amortization rate per boe . . . . . . . . . . . . . . .       $       5.54     $       5.88     $       5.61
                                                              ============     ============     ============
CANADA
Oil and gas revenues  . . . . . . . . . . . . . . . . .       $     38,831     $     44,889     $     44,506
                                                              ------------     -------------    ------------
Operating costs:
    Depreciation, depletion and amortization  . . . . .             15,475           14,603           15,142
    Lease operating   . . . . . . . . . . . . . . . . .             12,911           11,654           12,467
    Income tax  . . . . . . . . . . . . . . . . . . . .              4,658            8,833            8,164
                                                              ------------     -------------    ------------
                                                                    33,044           35,090           35,773
                                                              ------------     -------------    ------------
Results of operations . . . . . . . . . . . . . . . . .       $      5,787     $      9,799     $      8,733
                                                              ============     ============     ============
Amortization rate per boe . . . . . . . . . . . . . . .       $       3.08     $       3.34     $       3.38
                                                              ============     ============     ============
OTHER INTERNATIONAL
Oil and gas revenues  . . . . . . . . . . . . . . . . .       $     27,602     $     26,339     $     15,497
                                                              ------------     ------------     ------------
Operating costs:
    Depreciation, depletion and amortization  . . . . .             10,225           11,754            7,214
    Impairments   . . . . . . . . . . . . . . . . . . .                 --            7,300           23,200
    Lease operating   . . . . . . . . . . . . . . . . .              6,534            6,257            3,456
    Production taxes  . . . . . . . . . . . . . . . . .              1,957            1,922              609
    Income tax (benefit)  . . . . . . . . . . . . . . .              3,199             (295)          (6,264)
                                                              ------------     ------------     ------------
                                                                    21,915           26,938           28,215
                                                              ------------     ------------     ------------
Results of operations . . . . . . . . . . . . . . . . .       $      5,687     $       (599)    $    (12,718)
                                                              ============     ============     ============
Amortization rate per boe - recurring . . . . . . . . .       $       5.94     $       7.15     $       8.00
                                                              ============     ============     ============
TOTAL
Oil and gas revenues  . . . . . . . . . . . . . . . . .       $    653,144     $    538,389     $    481,848
                                                              ------------     ------------     ------------
Operating costs:
    Depreciation, depletion and amortization  . . . . .            288,389          249,292          192,484
    Impairments   . . . . . . . . . . . . . . . . . . .                 --            7,300           23,200
    (Gain) loss on disposal of assets   . . . . . . . .                 --               --             (513)
    Lease operating   . . . . . . . . . . . . . . . . .            181,076          125,272          118,753
    Production taxes  . . . . . . . . . . . . . . . . .             28,893           24,202           21,827
    Income tax  . . . . . . . . . . . . . . . . . . . .             57,975           53,359           52,115
                                                              ------------     ------------     ------------
                                                                   556,333          459,425          407,866
                                                              ------------     ------------     ------------
Results of operations . . . . . . . . . . . . . . . . .       $     96,811     $     78,964     $     73,982
                                                              ============     ============     ============

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

    Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1995, by the year in which such costs were incurred:

                                                                                                 1992 and
                                       Total           1995          1994           1993           Prior
                                    -----------     ----------    ----------     ----------     ----------
                                                                (In thousands)
Leasehold and seismic . . . . .     $   241,138    $   172,187    $   29,956     $   18,408     $   20,587
Exploration and development . .          10,208         10,208            --             --             --
International . . . . . . . . .          84,496         57,739        16,765          8,810          1,182
                                    -----------     ----------    ----------     ----------     ----------
Total . . . . . . . . . . . . .     $   335,842    $   240,134    $   46,721     $   27,218     $   21,769
                                    ===========    ===========    ==========     ==========     ==========


  Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:

                                                             For the Year Ended December 31,
                                                       -----------------------------------------
                                                           1995           1994           1993
                                                       -----------    -----------    -----------
                                                                    (In thousands)
UNITED STATES
Acquisition of proved properties(1) . . . . . . . .    $   818,682    $   179,972    $   242,659
Acquisition of unproved properties  . . . . . . . .         21,446         32,526         14,342
Exploration   . . . . . . . . . . . . . . . . . . .         23,520         16,722         16,979
Development   . . . . . . . . . . . . . . . . . . .        156,845        216,451        164,839
Capitalized interest  . . . . . . . . . . . . . . .         14,619          4,889          4,764
Property sales  . . . . . . . . . . . . . . . . . .       (271,937)        (5,854)        (9,430)
                                                       -----------    -----------    -----------
                                                           763,175        444,706        434,153
                                                       -----------    -----------    -----------
CANADA
Acquisition of proved properties  . . . . . . . . .          2,236            770          2,075
Acquisition of unproved properties  . . . . . . . .          3,511          7,337          2,686
Exploration   . . . . . . . . . . . . . . . . . . .          7,857         13,399          8,168
Development . . . . . . . . . . . . . . . . . . . .         15,105         19,714          6,532
Capitalized interest  . . . . . . . . . . . . . . .          1,315          1,145          1,515
Property sales  . . . . . . . . . . . . . . . . . .             --        (13,671)          (912)
                                                       -----------    -----------    -----------
                                                            30,024         28,694         20,064
                                                       -----------    -----------    -----------
OTHER INTERNATIONAL
Acquisition of proved properties(2) . . . . . . . .             --             --         81,942
Exploration   . . . . . . . . . . . . . . . . . . .         55,897         30,089         18,006
Development . . . . . . . . . . . . . . . . . . . .          8,946          1,853             --
Capitalized interest  . . . . . . . . . . . . . . .          3,107             --             --
                                                       -----------    -----------    -----------
                                                            67,950         31,942         99,948
                                                       -----------    -----------    -----------
TOTAL
Acquisition of proved properties  . . . . . . . . .        820,918        180,742        326,676
Acquisition of unproved properties  . . . . . . . .         24,957         39,863         17,028
Exploration   . . . . . . . . . . . . . . . . . . .         87,274         60,210         43,153
Development   . . . . . . . . . . . . . . . . . . .        180,896        238,018        171,371
Capitalized interest  . . . . . . . . . . . . . . .         19,041          6,034          6,279
Property sales  . . . . . . . . . . . . . . . . . .       (271,937)       (19,525)       (10,342)
                                                       -----------    -----------    -----------
                                                       $   861,149    $   505,342    $   554,165
                                                       ===========    ===========    ===========

---------------------
(1) Acquisition of proved properties included unevaluated cost of $162.2 million, $12 million and $26.8 million for transactions completed in 1995, 1994 and 1993, respectively.
(2) International acquisitions in 1993 included $16.8 million of unevaluated costs added through the merger of AERC.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

    Capitalized Costs -- The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                     December 31,
                                                                          ----------------------------------
                                                                               1995                1994
                                                                          ---------------     --------------
                                                                                    (In thousands)
UNITED STATES
Proved properties . . . . . . . . . . . . . . . . . . . . . . . . . .     $     3,434,170     $    2,810,670
Unproved properties . . . . . . . . . . . . . . . . . . . . . . . . .             251,347            111,672
                                                                          ---------------     --------------
                                                                                3,685,517          2,922,342
Accumulated depreciation, depletion and amortization  . . . . . . . .          (1,700,228)        (1,437,540)
                                                                          ---------------     --------------
                                                                                1,985,289          1,484,802
                                                                          ---------------     --------------
CANADA
Proved properties . . . . . . . . . . . . . . . . . . . . . . . . . .             346,547            312,649
Unproved properties . . . . . . . . . . . . . . . . . . . . . . . . .              15,957             11,454
                                                                          ---------------     --------------
                                                                                  362,504            324,103
Accumulated depreciation, depletion and amortization  . . . . . . . .            (159,533)          (139,555)
                                                                          ---------------     --------------
                                                                                  202,971            184,548
                                                                          ---------------     --------------
OTHER INTERNATIONAL
Proved properties . . . . . . . . . . . . . . . . . . . . . . . . . .             176,116            142,451
Unproved properties . . . . . . . . . . . . . . . . . . . . . . . . .              68,538             34,253
                                                                          ---------------     --------------
                                                                                  244,654            176,704
Accumulated depreciation, depletion and amortization  . . . . . . . .             (89,495)           (79,270)
                                                                          ---------------     --------------
                                                                                  155,159             97,434
                                                                          ---------------     --------------
TOTAL
Proved properties . . . . . . . . . . . . . . . . . . . . . . . . . .           3,956,833          3,265,770
Unproved properties . . . . . . . . . . . . . . . . . . . . . . . . .             335,842            157,379
                                                                          ---------------     --------------
                                                                                4,292,675          3,423,149
Accumulated depreciation, depletion and amortization  . . . . . . . .          (1,949,256)        (1,656,365)
                                                                          ---------------     --------------
                                                                          $     2,343,419     $    1,766,784
                                                                          ===============     ==============

    Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). The Company's estimates of proved reserve quantities of its U.S., Canadian and certain international properties are subject to review by Ryder Scott Company Petroleum Engineers, independent petroleum engineers. Other international proved reserves, for all periods presented below, are located in Australia.

    There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                     Crude Oil, Condensate and Natural Gas Liquids
                                                                     ----------------------------------------------
                                                                               (In thousands of barrels)

                                                                      United                    Other
                                                                      States       Canada       Int'l        Total
                                                                     -------       ------       ------      -------
  Total proved reserves:
     Balance December 31, 1992  . . . . . . . . . . . . . . .         80,195       13,984          464       94,643
            Extensions, discoveries and other additions . . .         10,885          397           --       11,282
            Purchases of minerals in-place  . . . . . . . . .          9,871          188        5,095       15,154
            Revisions of previous estimates . . . . . . . . .         (3,215)        (300)       1,125       (2,390)
            Production  . . . . . . . . . . . . . . . . . . .        (12,096)        (989)        (684)     (13,769)
            Sales of properties . . . . . . . . . . . . . . .         (1,917)         (46)          --       (1,963)
                                                                     -------       ------       ------      -------

     Balance December 31, 1993  . . . . . . . . . . . . . . .         83,723       13,234        6,000      102,957
            Extensions, discoveries and other additions . . .          9,669          690          349       10,708
            Purchases of minerals in-place  . . . . . . . . .          9,232           83           --        9,315
            Revisions of previous estimates . . . . . . . . .          5,347       (2,239)         273        3,381
            Production  . . . . . . . . . . . . . . . . . . .        (12,418)        (962)      (1,159)     (14,539)
            Sales of properties . . . . . . . . . . . . . . .         (1,108)         (90)          --       (1,198)
                                                                     -------       ------       ------      -------

     Balance December 31, 1994  . . . . . . . . . . . . . . .         94,445       10,716        5,463      110,624
            Extension, discoveries and other additions  . . .          6,685          306        3,058       10,049
            Purchases of minerals in-place  . . . . . . . . .         99,148          119           --       99,267
            Revisions of previous estimates . . . . . . . . .         12,172         (388)          10       11,794
            Production  . . . . . . . . . . . . . . . . . . .        (17,011)        (937)      (1,139)     (19,087)
            Sales of properties . . . . . . . . . . . . . . .        (42,318)          --           --      (42,318)
                                                                     -------       ------       ------      -------

     Balance December 31, 1995  . . . . . . . . . . . . . . .        153,121        9,816        7,392      170,329
                                                                     =======       ======       ======      =======
  Proved developed reserves:
     December 31, 1992  . . . . . . . . . . . . . . . . . . .         72,596       13,972          464       87,032
     December 31, 1993  . . . . . . . . . . . . . . . . . . .         74,288       13,221        5,113       92,622
     December 31, 1994  . . . . . . . . . . . . . . . . . . .         84,085       10,612        5,322      100,019
     December 31, 1995  . . . . . . . . . . . . . . . . . . .        123,726        9,597        4,141      137,464


                                                                                      Natural Gas
                                                                     ------------------------------------------------
                                                                                (Millions of cubic feet)

                                                                     United                     Other
                                                                     States       Canada        Int'l         Total
                                                                    ---------     -------       ------      ---------
  Total proved reserves:
     Balance December 31, 1992  . . . . . . . . . . . . . . .         643,299     276,343           --        919,642
            Extensions, discoveries and other additions . . .         119,210      19,094           --        138,304
            Purchases of minerals in-place  . . . . . . . . .         174,115       4,405       33,343        211,863
            Revisions of previous estimates . . . . . . . . .          (7,335)      2,198        1,327         (3,810)
            Production  . . . . . . . . . . . . . . . . . . .        (109,312)    (20,969)      (1,310)      (131,591)
            Sales of properties . . . . . . . . . . . . . . .          (5,118)     (3,660)          --         (8,778)
                                                                    ---------     -------       ------      ---------

     Balance December 31, 1993  . . . . . . . . . . . . . . .         814,859     277,411       33,360      1,125,630
            Extensions, discoveries and other additions . . .         190,386      44,912          408        235,706
            Purchases of minerals in-place  . . . . . . . . .         158,309       2,710           --        161,019
            Revisions of previous estimates . . . . . . . . .         (21,937)      6,880        1,114        (13,943)
            Production  . . . . . . . . . . . . . . . . . . .        (152,994)    (20,491)      (2,911)      (176,396)
            Sales of properties . . . . . . . . . . . . . . .          (4,335)    (11,526)          --        (15,861)
                                                                    ---------     -------       ------      ---------

     Balance December 31, 1994  . . . . . . . . . . . . . . .         984,288     299,896       31,971      1,316,155
            Extension, discoveries and other additions  . . .          85,032      26,488       42,332        153,852
            Purchases of minerals in-place  . . . . . . . . .         335,865       4,662           --        340,527
            Revisions of previous estimates . . . . . . . . .          56,281     (18,141)       2,342         40,482
            Production  . . . . . . . . . . . . . . . . . . .        (182,661)    (24,485)      (3,486)      (210,632)
            Sales of properties . . . . . . . . . . . . . . .        (138,464)         --           --       (138,464)
                                                                    ---------     -------       ------      ---------

     Balance December 31, 1995  . . . . . . . . . . . . . . .       1,140,341     288,420       73,159      1,501,920
                                                                    =========     =======       ======      =========
  Proved developed reserves:
     December 31, 1992  . . . . . . . . . . . . . . . . . . .         585,424     263,305           --        848,729
     December 31, 1993  . . . . . . . . . . . . . . . . . . .         696,421     263,070       24,251        983,742
     December 31, 1994  . . . . . . . . . . . . . . . . . . .         888,039     274,611       22,265      1,184,915
     December 31, 1995  . . . . . . . . . . . . . . . . . . .       1,003,853     274,306       20,308      1,298,467

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

                                                                          December 31,
                                                   ---------------------------------------------------------
                                                         1995                 1994                  1993
                                                   ---------------      ---------------       --------------
                                                                         (In thousands)
UNITED STATES
Cash inflows  . . . . . . . . . . . . . . . .      $     5,617,297      $     3,401,300       $    3,062,525
Production and development costs  . . . . . .           (2,126,984)          (1,294,801)          (1,085,205)
Income tax expense  . . . . . . . . . . . . .             (753,425)            (376,932)            (362,353)
                                                   ---------------      ---------------       --------------
Net cash flows  . . . . . . . . . . . . . . .            2,736,888            1,729,567            1,614,967
10-percent annual discount rate . . . . . . .           (1,105,629)            (628,408)            (550,887)
                                                   ---------------      ---------------       --------------
Discounted future net cash flows  . . . . . .            1,631,259            1,101,159            1,064,080
                                                   ---------------      ---------------       --------------
CANADA
Cash inflows (1)  . . . . . . . . . . . . . .              550,627              536,463              672,023
Production and development costs  . . . . . .             (186,388)            (156,589)            (155,238)
Income tax expense  . . . . . . . . . . . . .              (82,124)             (91,740)            (135,319)
                                                   ---------------      ---------------       --------------
Net cash flows  . . . . . . . . . . . . . . .              282,115              288,134              381,466
10-percent annual discount rate . . . . . . .             (124,835)            (128,558)            (179,046)
                                                   ---------------      ---------------       --------------
Discounted future net cash flows  . . . . . .              157,280              159,576              202,420
                                                   ---------------      ---------------       --------------
OTHER INTERNATIONAL
Cash inflows  . . . . . . . . . . . . . . . .              287,817              163,303              154,466
Production and development costs  . . . . . .              (99,345)             (68,217)             (57,281)
Income tax expense  . . . . . . . . . . . . .              (53,520)             (27,910)             (24,680)
                                                   ---------------      ---------------       --------------
Net cash flows  . . . . . . . . . . . . . . .              134,952               67,176               72,505
10-percent annual discount rate . . . . . . .              (53,932)             (15,366)             (21,209)
                                                   ---------------      ---------------       --------------
Discounted future net cash flows  . . . . . .               81,020               51,810               51,296
                                                   ---------------      ---------------       --------------

TOTAL
Cash inflows  . . . . . . . . . . . . . . . .            6,455,741            4,101,066            3,889,014
Production and development costs  . . . . . .           (2,412,717)          (1,519,607)          (1,297,724)
Income tax expense  . . . . . . . . . . . . .             (889,069)            (496,582)            (522,352)
                                                   ---------------      ---------------       --------------
Net cash flows  . . . . . . . . . . . . . . .            3,153,955            2,084,877            2,068,938
10-percent annual discount rate . . . . . . .           (1,284,396)            (772,332)            (751,142)
                                                   ---------------      ---------------       --------------
Discounted future net cash flows (2)  . . . .      $     1,869,559      $     1,312,545       $    1,317,796
                                                   ===============      ===============       ==============

---------------
(1) Included in cash inflows is approximately $25.3 million, $25.7 million and $39.4 million ($9.8 million, $9.8 million and $12.0 million after discount at 10 percent per annum) for 1995, 1994 and 1993, respectively, of Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed.
(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $2.34 billion, $1.60 billion and $1.63 billion as of December 31, 1995, 1994 and 1993, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL OIL AND GAS DISCLOSURES -- (CONTINUED)
                                  (UNAUDITED)

    The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                                          For the Year Ended December 31,
                                                                    ----------------------------------------
                                                                        1995           1994           1993
                                                                    -----------    -----------    ----------
                                                                                  (In thousands)
Sales, net of production costs  . . . . . . . . . . . . . . .       $  (443,175)   $  (388,915)   $ (341,268)
Net change in prices and production costs . . . . . . . . . .           201,723       (173,059)      (25,742)
Discoveries and improved recovery, net of related costs . . .           210,151        211,358       227,500
Change in future development costs  . . . . . . . . . . . . .            74,047         24,065         2,236
Revision of quantities  . . . . . . . . . . . . . . . . . . .           127,939         13,167       (26,752)
Purchases . . . . . . . . . . . . . . . . . . . . . . . . . .           726,240        165,273       352,918
Accretion of discount . . . . . . . . . . . . . . . . . . . .           160,093        159,302       124,599
Change in income taxes  . . . . . . . . . . . . . . . . . . .          (186,415)        16,517       (67,242)
Sales of properties . . . . . . . . . . . . . . . . . . . . .          (232,629)       (21,497)       (7,698)
Change in production rates and other  . . . . . . . . . . . .           (80,960)       (11,462)       47,372
                                                                    -----------    -----------    ----------
                                                                    $   557,014    $    (5,251)   $  285,923
                                                                    ===========    ===========    ==========

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

    Many full cost companies, including Apache, are concerned about the impact of prolonged unfavorable gas prices on their ceiling test calculations. A deterioration of gas or oil prices from year-end levels could result in the Company recording a non-cash charge to earnings related to its oil and gas properties. SEC rules permit the exclusion of capitalized costs and present value of recently acquired properties in performing ceiling test calculations. Pursuant to these rules, Apache has requested waivers and the SEC has granted two separate one-year waivers with respect to the properties acquired from Texaco and Aquila. If the ceiling is exceeded on all U.S. properties, Apache will be required to perform an additional ceiling test excluding the Texaco and Aquila properties and record a write-down of carrying value if the ceiling is still exceeded.

                     APACHE CORPORATION AND SUBSIDIARIES

                    SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                 (UNAUDITED)


                                                      First           Second           Third           Fourth           Total
                                                   ----------       ---------        ---------       ----------       ----------
                                                                      (In thousands, except per share amounts)
1995
Revenues  . . . . . . . . . . . . . . . . . .      $  167,718       $ 206,052        $ 181,247       $  195,685       $  750,702
Expenses, net . . . . . . . . . . . . . . . .         163,635         205,515          174,205          187,140          730,495
                                                   ----------       ---------        ---------       ----------       ----------
Net income  . . . . . . . . . . . . . . . . .      $    4,083       $     537        $   7,042       $    8,545       $   20,207
                                                   ==========       =========        =========       ==========       ==========
Net income per common share . . . . . . . . .      $      .06       $     .01        $     .10       $      .11       $      .28
                                                   ==========       =========        =========       ==========       ==========

1994
Revenues  . . . . . . . . . . . . . . . . . .      $  132,721       $ 147,054        $ 152,971       $  159,880       $  592,626
Expenses, net . . . . . . . . . . . . . . . .         124,496         134,147          140,582          147,818          547,043
                                                   ----------       ---------        ---------       ----------       ----------
Net income                                         $    8,225       $  12,907        $  12,389       $   12,062       $   45,583
                                                   ==========       =========        =========       ==========       ==========
Net income per common share . . . . . . . . .      $      .12       $     .19        $     .18       $      .17       $      .65
                                                   ==========       =========        =========       ==========       ==========

------------------
    The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during that period.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

         The 1994 quarterly data shown above was restated to combine the operations of DEKALB with Apache in accordance with the "pooling of interests" method of accounting. Additionally, as described in Note 2 to the consolidated financial statements, conforming adjustments relative to DD&A and income taxes were made along with certain reclassifications. A reconciliation of the separate results, as previously reported in Apache's and DEKALB's 1994 quarterly reports on Form 10-Q, to the combined results is an follows:

                                                         First        Second       Third       Fourth       Total
                                                       ----------   ----------   ---------    ---------   ---------
                                                                  (In thousands, except per share amounts)
Revenues:
    Apache  . . . . . . . . . . . . . . . . . . . .    $  121,591   $  134,947   $ 140,765    $ 148,318   $ 545,621
    DEKALB  . . . . . . . . . . . . . . . . . . . .        11,130       12,107      12,206       10,847      46,290
    Reclassification to conform presentation  . . .            --           --          --          715         715
                                                       ----------   ----------   ---------    ---------   ---------

                                                       $  132,721   $  147,054   $ 152,971    $ 159,880   $ 592,626
                                                       ==========   ==========   =========    =========   =========
Income from continuing operations:
    Apache  . . . . . . . . . . . . . . . . . . . .    $    9,407   $   10,196   $  10,574    $  12,660   $  42,837
    DEKALB  . . . . . . . . . . . . . . . . . . . .         1,750        2,416       1,890          757       6,813
    Conforming adjustments  . . . . . . . . . . . .        (2,932)         295         (75)      (1,355)     (4,067)
                                                       ----------   ----------   ---------    ---------   ---------

                                                       $    8,225   $   12,907   $  12,389    $  12,062   $  45,583
                                                       ==========   ==========   =========    =========   =========
Net income:
    Apache  . . . . . . . . . . . . . . . . . . . .    $    9,407   $   10,196   $  10,574    $  12,660   $  42,837
    DEKALB  . . . . . . . . . . . . . . . . . . . .         1,750        2,416       1,890          757       6,813
    Conforming adjustments  . . . . . . . . . . . .        (2,932)         295         (75)      (1,355)     (4,067)
                                                       ----------   ----------   ---------    ---------   ---------

                                                       $    8,225   $   12,907   $  12,389    $  12,062   $  45,583
                                                       ==========   ==========   =========    =========   =========
Income per common share from
  continuing operations:
    Apache  . . . . . . . . . . . . . . . . . . . .    $      .15   $      .17   $     .17    $     .21   $     .70
                                                       ----------   ----------   ---------    ---------   ---------
    DEKALB  . . . . . . . . . . . . . . . . . . . .    $      .18   $      .25   $     .20    $     .08   $     .71
                                                       ----------   ----------   ---------    ---------   ---------

    As combined   . . . . . . . . . . . . . . . . .    $      .16   $      .19   $     .18    $     .19   $     .71
    Conforming adjustments  . . . . . . . . . . . .          (.04)          --          --         (.02)       (.06)
                                                       ----------   ----------   ---------    ---------   ---------
                                                       $      .12   $      .19   $     .18    $     .17   $     .65
                                                       ==========   ==========   =========    =========   =========
Net income per common share:
    Apache  . . . . . . . . . . . . . . . . . . . .    $      .15   $      .17   $     .17    $     .21   $     .70
                                                       ----------   ----------   ---------    ---------   ---------
    DEKALB  . . . . . . . . . . . . . . . . . . . .    $      .18   $      .25   $     .20    $     .08   $     .71
                                                       ----------   ----------   ---------    ---------   ---------

    As combined   . . . . . . . . . . . . . . . . .    $      .16   $      .19   $     .18    $     .19   $     .71
    Conforming adjustments  . . . . . . . . . . . .          (.04)          --          --         (.02)       (.06)
                                                       ----------   ----------   ---------    ---------   ---------
                                                       $      .12   $      .19   $     .18    $     .17   $     .65
                                                       ==========   ==========   =========    =========   =========

                                    INDEX TO EXHIBITS

             Exhibit No.                                    Description
             -----------                                    -----------

           3.2  --    Certificate of Ownership and Merger Merging Apache Energy Resources Corporation into Registrant, effective December 31, 1995, as filed with the Secretary of State of Delaware on December 21,
                      1995.

           3.3  --    Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred
                      Stock of Registrant, effective January 31, 1996, as filed with the Secretary of State of Delaware on January 22, 1996.

           3.4  --    Bylaws of Registrant, dated as of February 9, 1996.

           4.1  --    Form of Registrant's common stock certificate.

          10.5  --    Third Amendment to Third Amended and Restated Credit Agreement, dated December 18, 1995, among
                      Registrant, the lenders named therein, and the First National Bank of Chicago, as Administrative
                      Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger.

          10.6  --    Fourth Amendment to Third Amended and Restated Credit Agreement, dated December 22, 1995, among
                      Registrant, the lenders named therein, and the First National Bank of Chicago, as Administrative
                      Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger.

          10.7  --    Fifth Amendment to Third Amended and Restated Credit Agreement, dated January 22, 1996, among
                      Registrant, the lenders named therein, and the First National Bank of Chicago, as Administrative
                      Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger.

          10.14 --    Amendments to the Apache Corporation Retirement/401(k) Savings Plan, effective May 4, 1995 and
                      May 17, 1995.

          10.15 --    Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 16, 1989 .

          10.16 --    First Amendment to the Non-Qualified Retirement/Savings Plan of Apache Corporation, dated October
                      24, 1995.

          10.19 --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated February 9, 1996.

          10.20 --    Apache Corporation 1995 Stock Option Plan, as amended and restated February 9, 1996.

          10.28 --    Member Gas Pruchase Agreement, dated March 1, 1996, by and among Apache Gathering Company, Apache
                      Corporation, MW Petroleum Corporation, DEK Energy Company, Apache Transmission Corporation-Texas
                      and Apache Marketing, Inc., as seller, and Producers Energy Marketing, LLC, as buyer.

          11.1  --    Statement regarding computation of earnings per share of Registrant's common stock for the year ended December 31, 1995.

          21.1  --    Subsidiaries of Registrant

          23.1  --    Consent of Arthur Andersen LLP

          23.2  --    Consent of Coopers & Lybrand

          23.3  --    Consent of Ryder Scott Company Petroleum Engineers

          27.1  --    Financial Data Schedule

