Form 10-Q
period 1996-03-31
APACHE CORP
filed 1996-05-15
CIK 6769

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)


(In thousands, except per common share data)		      For the Three Months
                                            				      Ended March 31,
                                                	-------------------------
                                              				   1996   	     1995
                                                 	----------	  -----------
REVENUES:
  Oil and gas production revenues	               $  	171,921  	$  	143,189
  Gathering, processing and marketing revenues		      33,949	      	22,869
  Other revenues		                                       600		       1,660
                                             					----------	  	----------
					                                                206,470		     167,718
                                             					----------	  	----------

OPERATING EXPENSES:
  Depreciation, depletion and amortization	          	71,861		      69,795
  Operating costs      		                             52,512		      44,979
  Gathering, processing and marketing costs		         32,410		      21,461
  Administrative, selling and other		                  8,858		       9,689
  Financing costs:
   Interest expense		                                 20,248		      18,561
   Amortization of deferred loan costs		               1,155		       1,223
   Capitalized interest	                             	(5,301)		     (3,582)
   Interest income	                                    	(679)	       	(906)
			                                             		----------	  	----------
					                                                181,064		     161,220
				                                             	----------	  	----------

INCOME BEFORE INCOME TAXES		                          25,406       		6,498
  Provision for income taxes		                         9,751		       2,415
				                                             	----------	  	----------

NET INCOME	                                       $  	15,655	   $   	4,083
			                                             		==========	  	==========

NET INCOME PER COMMON SHARE 	                     $     	.20	   $	     .06
                                             					==========	  	==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		          77,422		      69,673
				                                             	==========  		==========

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

(In thousands)	                                      For the Three Months
                                               				     Ended March 31,
                                                 	--------------------------
                                                				   1996   	   1995
                                                   	----------  	----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income	                                      $  	15,655	  $   	4,083
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, depletion and amortization		         71,861		     69,795
    Amortization of deferred loan costs		               1,155		      1,223
    Provision for deferred income taxes		               9,114		      2,415
  Gain on sale of stock held for investment		              --	       	(350)
  Changes in operating assets and liabilities:
    Increase in receivables                          		(3,354)	    	(5,956)
    Increase in advances to oil
		and gas ventures and other		                         (2,178)	      	(328)
    (Increase) decrease in deferred charges and other		(1,537)	       	612
    Decrease in payables	                             	(2,974)	    	(9,785)
    Increase (decrease) in accrued operating costs	  	(12,553)	     	2,865
    Decrease in advance from gas purchaser	           	(2,041)	    	(1,653)
    Increase (decrease) in deferred credits and
		noncurrent liabilities	                             	(5,089)     		1,608
				                                               	----------	 	----------
		Net cash provided by operating activities		          68,059     		64,529
			                                               		----------	 	----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures	         	(116,482)	   	(79,431)
  Acquisition of oil and gas properties	                	(643)	  	(573,137)
  Non-cash portion of net oil and gas property
	additions		                                            6,426	     	(7,846)
  Investment in Producers Energy Marketing, LLC	      	(5,785)	        	--
  Purchase of stock held for investment		                  --	       	(305)
  Proceeds from sale of oil and gas properties		           --		     20,401
  Proceeds from sale of investments		                      --	      	5,383
  Prepaid acquisition cost	                               	--	     	25,377
  Increase in inventory, net	                         	(2,089)	    	(3,550)
  Other capital expenditures, net	                    	(5,603)	    	(1,751)
	                                               				---------- 		----------
      Net cash used by investing activities	        	(124,176)  		(614,859)
                                               					---------- 		----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings		                              183,889	    	720,859
  Payments on long-term debt	                       	(119,268)	  	(165,241)
  Proceeds from issuance of common stock, net		         2,873	        	600
  Treasury stock activity, net	                           	(2)        		--
  Costs of debt and equity transactions		                  --	    	(11,224)
  Dividends paid                                     		(5,417)    		(4,301)
		                                                 		---------	 	----------
      Net cash provided by financing activities		      62,075 		   540,693
			                                                		----------		----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		  5,958	     	(9,637)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		       13,633	     	30,043
		                                                			----------		----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD	         $ 	19,591	  $  	20,406
                                               					==========		==========

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


(In thousands)	                                      March 31,	  December 31,
                                                      	1996	         1995
                                                   	----------   	----------
ASSETS                                             	(Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents	                       $	   19,591	  $   	13,633
  Receivables	                                        	179,323	     	175,949
  Inventories		                                         11,853       		9,764
  Advances to oil and gas ventures and other          		11,110	       	8,990
			                                              		------------		------------
				                                                  	221,877	     	208,336
			                                              		------------		------------

PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full
   cost accounting:
    Proved properties 		                             4,089,721	   	3,956,833
    Unproved properties and properties
     under development, not being amortized		          320,709		     335,842
  Gas gathering, transmission and
   processing facilities		                              36,181		      33,088
  Other         	                                      	52,139	      	51,341
		                                               			-----------  ------------
					                                                4,498,750		   4,377,104
  Less:  Accumulated depreciation,
   depletion and amortization	                     	(2,044,415) 		(1,975,543)
			                                              		------------		------------
				                                                	2,454,335		   2,401,561
			                                              		------------		------------

OTHER ASSETS:
  Deferred charges and other		                          69,795		      71,553
		                                              			------------		------------
				                                               $	2,746,007	  $	2,681,450
			                                              		============		============

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



(In thousands)	                                    March 31,	  December 31,
                                                 				1996	         1995
                                              				------------	-----------
                                               				(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt	          $   	2,000	    $   	3,000
  Accounts payable		                                129,340		      138,269
  Accrued operating expense		                        21,383		       26,863
  Accrued exploration and development		              36,684		       30,251
  Accrued interest		                                 10,439	        	9,687
  Accrued compensation and benefits		                 3,737	        	9,733
  Other accrued expenses		                           10,365	       	12,546
                                            					------------		------------
			                                               		213,948		      230,349
			                                            		------------		------------

LONG-TERM DEBT 		                                 1,137,697		    1,072,076
                                            					------------		------------

DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES:
  Income taxes		                                    190,349		      181,575
  Advance from gas purchaser		                       58,297		       60,338
  Other			                                           40,599		       45,307
			                                            		------------		------------
			                                               		289,245      		287,220
			                                            		------------		------------

SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000
   shares authorized, 78,619,418 and
   78,498,892 shares issued, respectively		          98,274		      98,124
  Paid-in capital	                                 	690,188	     	687,465
  Retained earnings		                               345,700		     335,470
  Treasury stock, at cost, 1,119,991 and
    1,119,934 shares, respectively	                	(13,480)	    	(13,478)
  Currency translation adjustment	                 	(15,565)	    	(15,776)
			                                             		------------		------------
				                                             	1,105,117	   	1,091,805
		                                             			------------		------------
				                                            $	2,746,007	  $	2,681,450
		                                             			============		============

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF RETAINED EARNINGS
(Unaudited)



(In thousands)                                 	For the Three Months
                                                 		Ended March 31,
                                           	---------------------------
                                                	1996	        	1995
                                            	-----------	 	-----------

Retained earnings, beginning of period	     $  	335,470	  $  	335,293
Net income		                                     15,655		       4,083
Dividends declared:
  Common stock, $.07 per share		                 (5,425)		     (4,303)
			                                         		----------	 	----------
Retained earnings, end of period	           $  	345,700	  $  	335,073
                                        	 				==========	 	==========


APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


	The financial statements included herein have been prepared by Apache Corporation (Apache or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

INCOME TAXES

	Under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted laws.

INCOME PER COMMON SHARE

	Primary income per common share was calculated by dividing net income by the weighted average common shares outstanding. The effect of common stock equivalents, including shares issuable upon the exercise of employee stock options (calculated using the treasury stock method) and upon the assumed conversion of the Company's 3.93-percent convertible notes was not significant, and the assumed conversion of the 6-percent convertible debentures was anti-dilutive, for all periods presented.

STOCK-BASED COMPENSATION

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

                                                 	For the Three Months
                                                     	Ended March 31,
                                               	---------------------------
(In thousands)	                                     1996	        1995
                                                	-----------	------------
	Cash paid during the period for:
	  Interest (net of amounts capitalized)	       $  	14,068	   $   	8,485
	  Income taxes (net of refunds)		                     740		         342


ACQUISITIONS

	On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $567 million. The acquisition of the Texaco properties was accounted for using the purchase method of accounting and is included in the financial statements of the Company since the date of the acquisition. The following unaudited pro forma financial information shows the pro forma effect on the Company's consolidated results of operations as if the acquisition were effective on January 1, 1995. Apache's consolidated results of operations for the first quarter of 1996 fully reflect the effect of the Texaco acquisition. The pro forma data presented is based on numerous assumptions and should not necessarily be viewed as being indicative of future operations.

(In thousands, except per share data)

                                               	For the Three Months
                                               	Ended March 31, 1995
                                            	-----------------------------
                                            		As Reported	   Pro Forma
                                            		-----------    	---------
Revenues and other income			                  $	  167,718	  $  	191,493

Net income			                                 $    	4,083	  $	    2,790

Net income per common share			                $	      .06	  $      	.04

Weighted average common shares outstanding		       69,673      		69,673


DEBT

	During February 1996, Apache completed its offering of $100 million principal amount, $99.6 million net of discount, of senior unsecured 7.7-percent notes due March 15, 2026. Subsequently, during April 1996, Apache issued an additional $180 million principal amount, $178.5 million net of discount, of senior unsecured 7.95-percent notes maturing on April 15, 2026. Neither issue is redeemable prior to maturity and the same indenture governs both notes and imposes certain obligations on the Company, including limits on the Company's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income and Revenue

	Apache reported 1996 first quarter net income of $15.7 million, or $.20 per share, which was 283 percent higher than the $4.1 million, or $.06 per share, reported in the first quarter of 1995. This increase was primarily attributable to higher product prices, partially offset by higher operating costs.

	Revenues increased 23 percent, from $167.7 million in 1995 to $206.5 million in 1996. Production, on a barrel of oil equivalent (Boe) basis remained relatively constant (140,000 Boe per day), while a 25-percent increase in realized natural gas prices and a 10-percent increase in realized crude oil and natural gas liquid prices contributed $18.9 million and $7.0 million, respectively, to total revenues. Also, during the first quarter of 1996, Apache's gas gathering, processing and marketing revenues increased almost 49 percent, to $33.9 million, driven primarily by increased gas prices. Apache is actively involved in purchasing and reselling both crude oil and natural gas. The increase in revenues with respect to these activities is essentially offset by increased costs to purchase the gas sold, leaving margins relatively flat at approximately $1.5 million in each quarter.

	The Company's 1996 other revenue reflects, primarily, Canadian royalty credits. First quarter 1995 other revenue included not only the Canadian royalty credits, but also non-recurring gains from the sales of miscellaneous investments.

	Volume and price information concerning the Company's oil and gas production is summarized below:

                                     	For the Three Months
                                       	Ended March 31
                                   	-----------------------	  Increase
                                    			1996	        1995	    (Decrease)
Selected Oil and Gas               	----------	   --------	  ----------
Operating Statistics
- --------------------

Gas Volume - Mcf per day:
  U.S.			                             475,936		    486,028		     (2%)
  Canada		                             64,727		     61,165		      6%
  International		                      13,127		      6,125		    114%
                                 				----------	 	----------
  Total			                            553,790	    	553,318		     --
                                 				==========		 ==========

Average Gas Price - Per Mcf:	        $	  1.84	    $  	1.47		     25%

Oil Volume - Barrels per day:
  U.S.			                              39,840		     39,738	     	--
  Canada		                              1,967		      1,966		     --
  International	                       	3,750		      3,072		     22%
                                   		---------- 		----------
  Total			                             45,557		     44,776		      2%
                                 				==========		==========

Average Oil Price - Per barrel:	     $ 	18.45	    $ 	16.84		     10%

Natural Gas Liquids (NGL) - Barrels per day:
  U.S.			                               1,346		      1,562		    (14%)
  Canada		                                670		        559		     20%
                                  			---------- 		----------
  Total			                              2,016		      2,121	     	(5%)
	                                 			==========		==========

Average NGL Price - Per barrel:	     $ 	14.39	   $  	12.10		     19%


	Natural gas sales of $92.8 million, which were 27 percent higher than those recorded in 1995, accounted for 54 percent of the Company's total oil and gas production revenue in the first quarter of 1996. While production totaled approximately 554,000 thousand cubic feet per day
(Mcf/d) during both periods, the Company's average realized price increased $.37 per thousand cubic feet (Mcf) in 1996. The Company's hedging activities reduced realized prices by $.13 per Mcf in the first quarter of 1996, as compared to a $.06 per Mcf gain in 1995.

	The Company's realized price for sales of crude oil increased 10 percent, to $18.45 per barrel, in the first quarter. This increase, combined with a two-percent increase in crude oil production, from 44.8 thousand barrels per day (Mb/d) in the first quarter of 1995 to 45.6 Mb/d in 1996, accounted for approximately $8.7 million of additional oil and gas revenues. Crude oil sales accounted for approximately 45 percent of total oil and gas production revenue in 1996, as compared to 47 percent in 1995.

	With respect to both crude oil and natural gas production, Apache's current production rate increases from acquisitions and exploration and development activities in 1995, and the first quarter of 1996, have been, to date, essentially offset by property divestitures during 1995 and natural depletion. These expenditures were, in large part, made on properties with longer production curves which do not immediately offset production lost from properties reaching the end of their productive lives, primarily those in the offshore region.

	The remainder of the Company's oil and gas production revenues comes from the sale of natural gas liquids. Such amounts totaled approximately $2.6 million in the first quarter of 1996, as compared to $2.3 million in the first quarter of 1995. A five-percent decrease in production was more than offset by a 19-percent increase in realized prices.

Costs and Expenses

	The Company's depreciation, depletion and amortization (DD&A) expense for the first quarter increased approximately three percent, to $71.9 million, compared to $69.8 million in the first quarter 1995. A $.02 per barrel decline in the Company's oil and gas property DD&A rate was more than offset by increases in amortization associated with non-oil and gas property assets.

	Operating costs, including lease operating expense and severance taxes, increased $7.5 million, or 17 percent, in 1996. On an equivalent barrel basis, operating costs increased 14 percent, to $4.12 per Boe, primarily as a result of the Company's property mix shifting more to longer lived onshore oil producing properties, which typically have a higher per-unit cost, than higher producing, shorter lived offshore gas producing properties. At December 31, 1994, the Company's oil properties constituted approximately 63 percent of the Company's total net property count, while at December 31, 1995 they totaled 72 percent. When compared to the fourth quarter of 1995, which generally had a similar property mix as the first quarter of 1996, lease operating costs on an equivalent barrel basis decreased approximately $.09 per barrel, or three percent, as a result of cost reduction efforts implemented in early 1996. This decrease was partially offset by higher severance tax expense resulting from increased revenues.

	Administrative, selling and other expense (G&A) decreased $.8 million in the three months ended March 31, 1996, as compared to the same period in 1995, as a result of the Company's continuing efforts to control costs and its ability to integrate the assets and operations acquired in 1995 with minimal increase in administrative staff. On an equivalent barrel basis, G&A expense declined nine percent to $.70 per Boe.

	Net financing costs of $15.4 million were essentially equal to the $15.3 million recorded in the first quarter 1995, as increased interest expense associated with higher debt levels was largely offset by increased capitalized interest. Capitalized interest, which is based on the carrying value of unproved property, increased from a year ago as a result of the addition of unproved properties acquired from Texaco and Aquila Energy Resources Corporation in 1995.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

	Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, payment of dividends, and capital obligations for affiliated ventures. The Company generally funds its exploration and development activities through internally generated cash flows. Apache budgets its capital expenditures based upon projected cash flows and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company is not in a position to predict future product prices.

	Capital Expenditures - A summary of oil and gas capital expenditures in each of the first quarters is presented below (in millions):


                                       		1996	        1995
                                       -------     	-------
	Exploration and Development:
	  North America	                       $ 100.6 	  $  	69.6
	  International		                         15.9		       9.8
                                      		-------     	------
	Total	                                 $ 116.5 	  $  	79.4
                                      		=======	     ======
	Acquisitions of Oil and Gas Properties	$   	.6	   $ 	573.1
                                     			=======	     ======

	Expenditures for exploration and development activities totaled $116.5 million in the first quarter of 1996, compared to $79.4 million in 1995.
 North American expenditures totaled $100.6 million, compared to $69.6 million in 1995, and resulted in the replacement of 100 percent of production in the first quarter of 1996, during which Apache successfully completed 66 producing wells out of 90 wells drilled.

	The Company's international expenditures totaled $15.9 million for the first three months of 1996, compared to $9.8 million in the first quarter of 1995. First quarter 1996 expenditures were concentrated in Australia, $13.5 million, and Egypt, $2.4 million. Australian capital expenditures related primarily to construction costs incurred on the Company's East
Spar production platform and the drilling of several wells in progress at March 31, 1996. The Egyptian costs were incurred in drilling and completing four wells in the Company's Qarun concession.

	Worldwide, Apache was drilling or completing an additional 82 wells at March 31, 1996. In addition, the Company completed 87 production enhancement projects, including 45 recompletions, during the quarter.

	Exploration and development expenditures exceeded cash from operations, before changes in other assets and liabilities, by approximately $18.7 million in the first quarter of 1996. This resulted from Apache accelerating a portion of its 1996 drilling and recompletion program to maximize production from newly acquired properties. In addition, due to the limited drilling season in the Company's Canadian region imposed by winter-access-only requirements, the Company had to concentrate its annual Canadian drilling budget in the first quarter.

	Property acquisitions totaled $.6 million in the first quarter of 1996, primarily focused on expanding the Company's ownership in properties and fields in which it already holds an interest. First quarter 1995 acquisitions included the Company's $567 million acquisition of 315 oil and gas fields from Texaco. Apache also divested $20.4 million of non-core oil and gas properties in the first quarter of 1995.
 The Company had no material dispositions in the first quarter of 1996.

Capital Resources and Liquidity

	Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first quarter of 1996 totaled $68.1 million, an increase of five percent from the $64.5 million in 1995.
This increase was due primarily to higher product prices, partially offset by higher working capital requirements as compared to last year.

	Long-Term Borrowings - During February 1996, Apache completed the issuance of $100 million principal amount, $99.6 million after discount, of senior unsecured 7.7 percent notes due March 15, 2026. Subsequently, during April 1996, the Company issued an additional $180 million principal amount, $178.5 million net of discount, of senior unsecured
7.95 percent notes due on April 15, 2026. The proceeds from both issuances were used to repay a portion of the Company's revolving credit facility and for general corporate purposes.

	These two 30-year note offerings were placed during periods when 30-year interest rates on Treasury bills were at, or near, historic 20-year lows. In addition to the benefits of securing longer-term financing at favorable interest rates and reducing Apache's exposure to future adverse interest rate fluctuations, the issuance of these notes will improve the Company's shorter-term liquidity due to the borrowing base under the Company's shorter-term revolving bank credit facility being reduced by an amount which will be less than the net proceeds obtained from issuing the notes.

	Liquidity - The Company had $19.6 million in cash and cash equivalents on hand at March 31, 1996, up from the $13.6 million at December 31, 1995. Apache's ratio of current assets to current liabilities increased from .90:1 at December 31, 1995, to 1.04:1 at March 31, 1996.

	Management believes that cash on hand, net cash generated from operations and available borrowing capacity under its revolving bank credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years.

FUTURE TRENDS

	Apache's growth strategy has been to increase oil and gas reserves, production and cash flow through a combination of acquisitions, moderate-risk drilling and development of existing properties. In recent years, however, Apache has focused primarily on a number of large property acquisitions. Having obtained a sizable, balanced and diversified base of core assets in six North American and two international arenas, the Company expects to focus, in 1996, on reserve enhancement and cash flow acceleration in these areas. Internationally, the Company projects capital expenditures to nearly double from 1995, prior to the potential impact of the merger with The Phoenix Resource Companies, Inc. (Phoenix), as Apache continues to exploit its concessions in Western Australia, Egypt, China and Indonesia. Exploration and development expenditures are being reviewed quarterly in light of fluctuating product prices and Apache's objective to fund operations through internally generated cash flow.

Natural Gas Marketing

	In October 1995, subsidiaries of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company announced their formation of Producers Energy Marketing, LLC (ProEnergy), a natural gas marketing company organized to create a direct link between natural gas producers and purchasers. ProEnergy, beginning in April 1996, purchases and sells producer-owned gas directly into the marketplace at index prices substantially equivalent to spot market prices. In January 1996, Apache contributed $5.8 million for its share of capital-funding obligations for the start-up of ProEnergy. The Company intends to report its interest in ProEnergy on the equity method of accounting.

Merger with Phoenix

	In March 1996, Apache announced that it had entered into a merger agreement with Phoenix, pursuant to which, upon consummation of the merger, Phoenix will become a wholly-owned subsidiary of Apache and shareholders of Phoenix will receive 75 shares of Apache common stock plus $4 cash in exchange for each share of Phoenix common stock.

	Total proved reserves of Phoenix at the time of the announcement approximated 33 million Boe in 18 fields located in Egypt's western desert.
 The acquired assets will also include 50 identified drilling prospects, $30 million in working capital and pipelines and facilities valued at approximately $50 million. In addition, the cost-recovery provisions in the production-sharing contracts between Phoenix and the Egyptian government provide for recovery by Apache of substantial future exploration and development costs in the Qarun and Khalda concessions. Phoenix owns a 40-percent interest in the Khalda concession and a 50-percent interest in the Qarun concession. Apache currently owns a 25-percent interest in the Qarun concession. The merger is subject to certain conditions including a majority vote by Phoenix stockholders scheduled for May 20, 1996.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

	The foregoing discussions contain certain "forward-looking statements" as defined by the PSLRA including, without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning matters discussed reflecting management's current expectations of the manner in which the various factors discussed therein may affect the Company's business in the future.
Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. There is no assurance that the Company's expectations will be realized or that unexpected events will not have an adverse impact on the Company's business.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	The information set forth in Note 10 to the Consolidated Financial Statements contained in the registrant's 1995 annual report on Form 10-K, for the year ended December 31, 1995, filed March 27, 1996, is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES

	None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	a.	Exhibits.

	11.1	Computation of Earnings per Share.
	27.1	Financial Data Table.

	b.	Reports filed on Form 8-K.

		The following current reports were filed during the fiscal quarter ended March 31, 1996:

Form 8-K dated January 3, 1996 -

			Item 5. Natural Gas Marketing - Registrant announced that its fourth quarter 1995 profitability would be reduced by $6 million, or $.08 per share, as a result of the decoupling between NYMEX gas futures prices and the substantially lower cash prices throughout most of the country.

Form 8-K, dated January 31, 1996 -

	Item 5.  Preferred Stock Purchase Rights - Board of
Directors of Apache Corporation declared a dividend of one right for each outstanding share of Apache common stock, par value $1.25 per share.

	Item 7.  Financial Statements, Pro Forma Financial
Information and Exhibits - Summary of Rights,
(incorporated by reference to Apache's Registration
Statement on Form 8-K, dated January 24, 1996, SEC File
No. 1-4300).  Rights Agreement, dated as of January 31,
1996, between Apache and Norwest Bank Minnesota, N.A., as
Rights Agent (Incorporated by reference to Exhibit (a) to
Apache's Registration Statement on Form 8-K, dated
January 24, 1996, SEC File No. 1-4300).



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Continued)


Form 8-K, dated February 22, 1996 -

	Item 5.  7.70% Notes - Agreement between the
Registrant and First Chicago Capital Markets, Inc.,
Lehman Brothers Inc. and J.P. Morgan Securities, Inc. for an offering to the public of 7.70% Notes due 2026 for a $100,000,000 principal amount.

	Item 7.  Financial Statements, Pro Forma Financial
Information and Exhibits - Underwriting Agreement, dated
February 22, 1996, Form of 7.70% Notes due 2026, Opinion dated February 22, 1996, as to legality of the Notes, Statement of Computation of Ratios of Earnings to Fixed
Charges and Consent.

Form 8-K, dated March 7, 1996 -

	Item 5.  Promotions - Mark A. Jackson to Vice
President and Chief Financial Officer and Matthew W.
Dundrea to Treasurer.

	Item 7.  Financial Statement Pro Forma Financial
Information and Exhibits - Press release dated March 7,
1996.

Form 8-K and 8-K/A, dated March 27, 1996 -

	Item 5. Merger - Merger between Apache Corporation and The Phoenix Resource Companies, Inc., pursuant to which each of Phoenix's outstanding shares of common stock will be converted into the right to receive .75 shares of Apache common stock and $4.00 in cash.

	Item 7.  Financial Statements, Pro Forma Financial
Information and Exhibits - Agreement and Plan of Merger between Apache Corporation and The Phoenix Resource
Companies, Inc., press release dated March 28, 1996, and
Cautionary Statement regarding Important Factors
Affecting Forward-Looking Statements.






SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                               						APACHE CORPORATION




Dated:	May 14, 1996		              		/s/ Mark A. Jackson
                               						-------------------------------
                               						Mark A. Jackson
                               						Vice President and Chief
                               						Financial Officer


Dated:	May 14, 1996	              			/s/ Thomas L. Mitchell
                               						--------------------------------
                               						Thomas L. Mitchell
                               						Controller and Chief Accounting
                                					Officer