Form 10-Q/A
period 1996-03-31
APACHE CORP
filed 1996-05-29
CIK 6769

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

    [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                    OR

    [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                                -----------------     -----------------

Commission file number      1-4300
                        -------------


                               APACHE CORPORATION
- -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                       41-0747868
- -------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                            77056-4400
- ---------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code       (713) 296-6000
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

Number of share of Apache Corporation common stock, $1.25 par value, outstanding as of March 31, 1996..............................77,499,427


THIS AMENDMENT NO. 1 ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996 IS BEING FILED TO RESOLVE A TECHNICAL EDGAR PROBLEM. THE REGISTRANT'S ORIGINAL FORM 10-Q, TIMELY FILED ON MAY 15, 1996 VIA EDGAR, WAS COMPLETE AND THE CONTENT OF SUCH FILING IS NOT CHANGED
IN SUBSTANCE HEREBY; HOWEVER, THE FACING PAGE WAS MISCODED IN THE ORIGINAL FILING AND HAS BEEN CORRECTLY CODED IN THIS AMENDMENT.



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




                               						APACHE CORPORATION




Dated:	May 28, 1996 	              		/s/ Mark A. Jackson
                               						-------------------------------
                               						Mark A. Jackson
                               						Vice President and Chief
                               						Financial Officer


Dated:	May 28, 1996               			/s/ Thomas L. Mitchell
                               						--------------------------------
                               						Thomas L. Mitchell
                               						Controller and Chief Accounting
                                					Officer