Form 10-Q
period 1996-06-30
APACHE CORP
filed 1996-08-14
CIK 6769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------      ---------------
Commission file number          1-4300
                            --------------


                           APACHE CORPORATION
- -------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



Delaware                                                   41-0747868
- -------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                    (Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                      77056-4400
- -------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code      (713) 296-6000
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  X    	No
   	----	     ----


Number of shares of Apache Corporation common stock, $1.25 par value,
outstanding as of June 30, 1996	                           89,803,802


(page)
                      PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  APACHE CORPORATION AND SUBSIDIARIES
                   STATEMENT OF CONSOLIDATED INCOME
                            (Unaudited)


(In thousands, except per share data)	  For the Quarter       	For the Six Months
                                        	Ended June 30,          	Ended June 30,
                                       	-------------------   	--------------------
                                        	1996	      1995	       1996	        1995
                                      	--------   	--------  	--------   	--------

REVENUES:
	Oil and gas production revenues	    $	 191,434	 $ 	174,519	 $ 	363,355	 $ 	317,708
	Gathering, processing and
   marketing revenues		                  31,327	    	28,356	    	65,276		     51,225
	Other revenues		                          	895	     	3,177	     	1,495	     	 4,837
                                 						--------	  	--------	  	--------	 	--------
                                  						223,656   		206,052	   	430,126   	 	373,770
                                    			--------	  	--------	  	--------	 	--------


OPERATING EXPENSES:
	Depreciation, depletion
   and amortization	                    	76,319	    	78,830  		148,180	     	148,625
	Operating costs                       		54,360	    	55,538  		106,872	   	  100,517
	Gathering, processing and
   marketing costs                     		29,885	    	26,666	   	62,295    	  	48,127
	Administrative, selling and other		      8,271	    	10,421		   17,129	      	20,110
	Merger costs                              		--	     	9,977       		--	       	9,977
	Financing costs:
		Interest expense	                     	21,742    		25,048	   	41,990	      	43,609
		Amortization of deferred loan costs	   	1,174     		1,150	    	2,329       		2,373
		Capitalized interest	                 	(7,238)   		(4,853)	 	(12,539)     		(8,435)
		Interest income		                       	(739)	   	(1,020)	  	(1,418)     		(1,926)
                                  					--------	   	-------- 		--------    		--------
                                   					183,774	   	201,757  		364,838	     	362,977
                                  					--------	  	 --------	 	--------	    	--------

INCOME BEFORE INCOME TAXES	             	39,882     		4,295	   	65,288	      	10,793
	Provision for income taxes		           	15,445	     	3,758	   	25,196	       	6,173
                                  					--------	   	--------	 	--------	    	--------


NET INCOME	                          $  	24,437	  $    	537	 $ 	40,092   	$   	4,620
                                   				========	   	========		========   		========

NET INCOME PER COMMON SHARE		        $     	.29	  $    	.01	 $	    .49	   $      	.07
                                  					========		  ========	 	========	   	========

WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING	                   		85,738	    	69,809	   	81,580	       	69,741
                                  					========	  	========  		========	   	========




The accompanying notes to consolidated financial statements
are an integral part of this statement.
1
(page)

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

(In thousands)	                                     For the Six Months
                                                      	Ended June 30,
                                                 	-------------------------
                                                    	1996	         1995
                                                  	---------    	---------
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                     $	   40,092	  $     	4,620
	Adjustments to reconcile net income
		to net cash provided by operating activities:
		Depreciation, depletion and amortization		         148,180		      148,625
		Amortization of deferred loan costs		                2,329	        	2,373
		Provision for deferred income taxes		               22,045	       	19,773
	Gain on sale of stock held for investment	            	(834)	        	(350)
	Other	                                                  	--	           	77
	Changes in operating assets and liabilities:
		Increase in receivables	                          	(12,111)	     	(45,373)
		Increase in advances to oil and gas ventures
    and other                                       		(2,689)	        	(969)
		(Increase) decrease in other assets                 		(842)	         	941
		Increase in accounts payable	                      	14,106        		5,754
		Increase (decrease) in accrued expenses	           	(1,179)	       	9,037
		Decrease in advance from gas purchaser	            	(4,131)	      	(3,316)
		Increase in deferred credits and
		  other noncurrent liabilities		                     9,085	           	47
                                                 				--------	     	--------
		Net cash provided by operating activities		        214,051		      141,239
                                                				--------	      	--------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Exploration and development expenditures	         	(220,258)	   	(142,129)
	Acquisition of oil and gas properties	              	(2,835)	   	(573,856)
	Non-cash portion of oil and gas property additions	 	(4,564)	     	(9,882)
	Investment in Producers Energy Marketing, LLC	      	(5,785)	         	--
	Acquisition of The Phoenix Resource Companies, Inc.,
	  net of cash acquired                            		(43,294)         		--
	Proceeds from sale of oil and gas properties		        2,168	      	73,196
	Purchase of stock held for investment		                  --	        	(305)
	Prepaid acquisition costs	                              	--		      25,377
	Proceeds from sale of stock held for investment		     5,389	       	5,428
	Increase in inventory, net		                         (3,884)	     	(4,121)
	Other capital expenditures, net                   		(11,948)	     	(4,233)
                                                 				--------		    --------
		Net cash used by investing activities           		(285,011)	    	(630,525)
                                                 				--------	     	--------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Long-term borrowings		                              412,408      		745,605
	Payments on long-term debt	                       	(329,703)	    	(250,141)
	Proceeds from issuance of common stock		              5,260	        	1,286
	Treasury stock activity	                                	(7)		          (2)
	Dividends paid	                                    	(10,842)      		(8,604)
	Costs of debt and equity transactions              		(3,638)	     	(11,582)
                                                  				--------	   	--------
		Net cash provided by financing activities		         73,478      		476,562
                                                  				--------	    	--------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  	2,518      		(12,724)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	      	13,633       		30,043
                                                  				--------	    	--------

CASH AND CASH EQUIVALENTS AT END OF PERIOD	       $  	16,151	    $  	17,319
                                                  				========	   	========

The accompanying notes to consolidated financial statements
are an integral part of this statement.
2
(PAGE)

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)	                                     June 30,	  December 31,
                                                     	1996	        1995
                                                  	-----------	-----------
                                                			(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents		                       $	  16,151	  $  	13,633
	Receivables		                                       	191,579	    	175,949
	Inventories		                                        	13,648		      9,764
	Advances to oil and gas ventures and other		         	14,812	      	8,990
                                              					----------	 	----------
                                                 					236,190	    	208,336
                                              					----------	 	----------

PROPERTY AND EQUIPMENT:
	Oil and gas, on the basis of full cost accounting:
		Proved properties			                              4,356,815	  	3,956,833
		Unproved properties and properties
		  under development, not being amortized	         		389,008	    	335,842
		International concession rights		                   	99,000         		--
	Gas gathering, transmission and processing facilities	95,858     		33,088
	Other		                      	                        54,100	     	51,341
                                                					----------		----------
                                               					4,994,781	  	4,377,104

	Less:  Accumulated depreciation,
        depletion and amortization	               	(2,118,560)		(1,975,543)
                                              					---------- 		----------
			                                               		2,876,221	  	2,401,561
                                              					----------	 	----------

OTHER ASSETS:
	Deferred charges and other		                         	67,751		    71,553
                                              					---------- 		----------
			                                              	$	3,180,162	$	2,681,450
                                              					==========		==========



The accompanying notes to consolidated financial statements
are an integral part of this statement.
3

(page)
APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)                                   	June 30,   	December 31,
                                                   	1996	         1995
                                                	-----------  	-----------
                                                 	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
	Current maturities of long-term debt		        $   	13,500	  $	     3,000
	Accounts payable		                               	153,126      		138,269
	Accrued operating expense		                       	21,999	       	26,863
	Accrued exploration and development		             	25,683	       	30,251
	Accrued interest	                                		15,416		        9,687
	Accrued compensation and benefits		                	5,653	        	9,733
	Other accrued expenses		                          	14,198       		12,546
                                            					----------	  	----------
	                                              				249,575      		230,349
                                            					----------	  	----------

LONG-TERM DEBT		                                	1,156,781   		1,072,076
                                           					----------	   	----------

DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES:
	Income taxes	                                  		 215,746	     	181,575
	Advances on gas contracts		                       	56,207	      	60,338
	Other		                                           	53,275	      	45,307
                                            					---------- 		----------
                                              					325,228	     	287,220
                                            					---------- 		----------

SHAREHOLDERS' EQUITY:
	Common stock, $1.25 par, 215,000,000
		shares authorized, 90,923,961 and
		78,498,892 shares issued, respectively	        		113,655	      	98,124
	Paid-in capital		                              	1,000,317     		687,465
	Retained earnings		                              	363,851	     	335,470
	Currency translation adjustment			                (15,760)	    	(15,776)
	Treasury stock, at cost, 1,120,159 and
	  1,119,934 shares, respectively	               		(13,485)	    	(13,478)
                                            					----------	  	----------
			                                            		1,448,578	   	1,091,805
                                            					----------	  	----------
		                                          		$ 	3,180,162	 $ 	2,681,450
                                                ==========    ===========


The accompanying notes to consolidated financial statements
are an integral part of this statement.
4
(page)

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED RETAINED EARNINGS
(Unaudited)

(In thousands)                                      	For the Quarter
                                                   			Ended June 30,
                                            			---------------------------
                                                			1996	          1995
                                             			----------     	-----------

RETAINED EARNINGS, beginning of period		      $   	345,700	  $    	335,073
Net income		                                       	24,437           		537
Dividends declared:
	Common stock,   $.07 per share		                  	(6,286)	      	(4,895)
                                            					----------	  	----------

RETAINED EARNINGS, end of period		            $   	363,851	  $   	330,715
                                            					==========  		==========

                                                   	For the Six Months
                                                     	Ended June 30,
                                              	----------------------------
                                                  	1996          	1995
                                              	-----------      	----------

RETAINED EARNINGS, beginning of year		        $   	335,470  	$   	335,293
Net income		                                       	40,092	        	4,620
Dividends declared:
	Common stock,  $.14 per share	                  		(11,711)	      	(9,198)
                                            					----------	  	----------

RETAINED EARNINGS,  end of period	            	$  	363,851	  $   	330,715
                                            					==========  		==========



The accompanying notes to consolidated financial statements
are an integral part of this statement.
5
(page)

                    APACHE CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


	  The financial statements included herein have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form
10-K.


1. INCOME TAXES

  	Under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted laws.


2.	INCOME PER SHARE

  	Primary income per common share was calculated by dividing net income by the weighted average common shares outstanding. The effect of common stock equivalents, including shares issuable upon the exercise of stock options (calculated using the treasury stock method) and upon the assumed conversion of the Company's 3.93 percent convertible notes, was not significant, and the assumed conversion of the six-percent convertible debentures was anti-dilutive, for all periods presented.


3.	STOCK-BASED COMPENSATION

  	The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996 will have no effect on the Company's results of operations.


4.	ACQUISITIONS

  	On May 20, 1996, Apache acquired The Phoenix Resource Companies, Inc. (Phoenix), an oil and gas company operating primarily in the Arab Republic of Egypt, through a merger (Merger) which resulted in Phoenix becoming a wholly-owned subsidiary of Apache. The Merger was accounted for using the purchase method of accounting and the results of which are included in the financial statements of the Company since the date of acquisition.
Pursuant to the Merger agreement, each share of Phoenix common stock then outstanding, and when exercised, outstanding Phoenix stock options (which was assumed by Apache) was converted into the right to receive (a) .75 shares of Apache common stock with any fractional shares paid in cash, without interest, and (b) $4.00 in cash. As a result, 12.2 million shares of Apache common stock were issued in exchange for outstanding Phoenix stock.



6
(page)

  	On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of $567 million. The acquisition of the Texaco properties was accounted for using the purchase method of accounting and is included in the financial statements of the Company since the date of the acquisition.

  	The following unaudited pro forma financial information shows the effect on the Company's consolidated results of operations as if the Phoenix acquisition was effective on January 1 of each year presented and as if the Texaco acquisition was effective on January 1, 1995. The pro forma data presented is based on numerous assumptions and should not necessarily be viewed as being indicative of future operations.

 (In thousands, except per share data)
                                  	For the Six Months      	For the Six Months
                                 	 Ended June 30, 1996	    Ended June 30, 1995
                                 	-----------------------	------------------------
                                  	As Reported	Pro Forma 	As Reported	Pro Forma
                                  	-----------	--------- 	-----------	---------
Revenues and other income	           $	430,126	$	445,052	  $	373,770	$	410,787

Net income	                          $ 	40,092	$	 43,705	  $  	4,620	$  	6,406

Net income per common share	         $    	.49	$    	.49	  $	    .07	$    	.08

Weighted average common
  shares outstanding	                  	81,580  		89,684    		69,741	  	81,931




5.	NON-CASH INVESTING AND FINANCING ACTIVITIES

  	A summary of non-cash investing and financing activity is presented below.

  	In May 1996, Apache acquired Phoenix for cash, Apache common stock and options to acquire Apache common stock. The accompanying financial statements include the following attributable to the acquisition:

  	Value of properties acquired, including gathering facilities	$	 386,237

  	Other non-cash assets acquired	                                  	7,901

  	Common stock and options to purchase common stock issued
	  (12.2 million and .8 million shares, respectively)	           	(322,860)

  	Liabilities assumed	                                           	(27,984)
                                                             			----------

	  Cash paid, net of cash acquired	                             $  	43,294
                                                           	   	==========


7
(page)

  	Supplemental Disclosure of Cash Flow Information

  	The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

  	The following table provides additional disclosure of cash payments:


(In thousands)
                                                	For the Six Months
                                                  	Ended June 30,
                                           	-----------------------------
                                                 	1996        	1995
                                              	-----------	-----------
Cash paid during the period for:
Interest (net of amounts capitalized)	         $  	20,898	  $  	29,433
Income taxes (net of refunds)		                       221	        	439

6.	DEBT

  	During February 1996, Apache completed its offering of $100 million principal amount, $99.6 million net of discount, of senior unsecured 7.7-percent notes due March 15, 2026. During April 1996, Apache issued an additional $180 million principal amount, $178.5 million net of discount, of senior unsecured 7.95-percent notes maturing on April 15, 2026. Neither issue is redeemable prior to maturity and the same indenture governs both notes and imposes certain obligations on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.



8
(page)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF	OPERATIONS

OVERVIEW

  	Apache's results of operations and financial position for the first six months of 1996 were significantly impacted by the following factors:

  	Commodity Prices - Current year earnings and cash flow continued to be impacted by higher oil and natural gas price realizations. Apache's net realized price for natural gas increased $.37 per thousand cubic feet (Mcf) from $1.50 in the first half of 1995 to $1.87 in the same period of 1996, favorably impacting revenues by $37.3 million. The Company's realized oil price increased $1.87 per barrel from $17.20 to $19.07, contributing $16.8 million to the increase in revenues.

  	Phoenix Acquisition - On May 20, 1996, Apache acquired The Phoenix Resource Companies, Inc. (Phoenix), through a merger which resulted in Phoenix becoming a wholly-owned subsidiary of Apache. The assets acquired in the Phoenix acquisition contributed approximately 8,000 barrels of oil per day (Bopd) in production during the months of May and June 1996.


RESULTS OF OPERATIONS

  	Apache reported 1996 second quarter net income of $24.4 million, or $.29 per share, compared to $.5 million, or $.01 per share, for the same period last year. Prior year earnings were negatively impacted by a nonrecurring charge for merger costs of $10 million ($8.7 million, or $.12 per share, after tax), associated with the DEKALB Energy Company merger completed in 1995. The increase over the prior period was also attributable to solid increases in both crude oil and natural gas prices as well as lower operating expenses and financing costs.

  	Earnings for the first six months of 1996 totaled $40.1 million, or $.49 per share, compared to $4.6 million, or $.07 per share, during the first half of 1995. Higher product prices compared to a year ago favorably impacted earnings but were partially offset by lower production on a barrel of oil equivalent (Boe) basis and higher lease operating expenses. The increase in lease operating expenses during the six months ended June 30, 1996, as compared to 1995, was primarily attributable to costs incurred on properties acquired from Texaco. The results from these properties were included for the period from March 1, 1995 through June 30, 1995, whereas they are included in the entire first half of 1996.

  	Revenues increased nine percent, from $206.1 million in the second quarter of 1995 to $223.7 million for the same period in 1996. Natural gas and crude oil sales each contributed approximately 49 percent to the Company's total oil and gas production revenue during the second quarter, with the remainder attributable to natural gas liquid sales.


9
(page)

  	For the first six months of 1996, revenues increased 15 percent to $430.1 million compared to the same period in 1995. Crude oil and natural gas production revenue increased 14 percent over the same period in 1995.

  	Volume and price information for the Company's 1996 and 1995 second quarter and first six months oil and gas production is summarized in the following tables:

                       		For the Quarter Ended June 30,	  For the Six Months Ended June 30,
                    		--------------------------------   	-----------------------------------
                                           			Increase                     		Increase
                          		1996	    1995	   (Decrease)   	1996     	1995  	(Decrease)
                         		-------  	-------	 ---------  	-------  	-------	---------
Gas Volume - Mcf per day:
  	U.S.	                  	462,862 		519,147		   (11%)	  	469,400 		502,679	  	(7%)
  	Canada		                 76,498  		73,683	     	4%		    70,612	  	67,458	   	5%
  	Australia               		6,157   		4,542	    	36%	     	9,641	   	5,329	  	81%
  	Egypt                     		296	      	--	    	--	        	148	      	--	  	--
                        		--------  --------             	--------   --------
	  Total	                 	545,813	 	597,372	    	(9%)	  	549,801 		575,466	  	(4%)
                       			========		========		          		========		========

Average Gas Price - Per Mcf:
	  U.S.	                  $  	2.06	 $  	1.59    		30%	  $  	2.00  	$  	1.56  	 	28%
  	Canada	                    	.91	    	1.02	   	(11%)     		.99     		1.00	   	(1%)
  	Australia                		2.02    		1.87      	8%	     	1.99	     	1.94	    	3%
  	Egypt		                    2.99	      	--	    	--	      	2.99	       	--   		--
  	Total	                    	1.90	    	1.52	    	25%	     	1.87     		1.50   		25%

Oil Volume - Barrels per day:
  	U.S.	                   	41,786  		50,869	   	(18%)  		40,812	   	45,334	  	(10%)
  	Canada		                  1,886   		2,061    		(8%)	   	1,927    		2,014	   	(4%)
  	Australia               		2,103	   	3,360	   	(37%)	   	2,358	    	3,217  		(27%)
  	Egypt	                   	7,181	      	--	    	--		     4,159       		--	   	--
                        			--------		--------	         			--------		--------
  	Total                  		52,956	  	56,290    		(6%)  		49,256   		50,565  	 	(3%)
                        			========		========	        			========		========

Average Oil Price - Per barrel:
  	U.S.                  	$ 	19.65	 $ 	17.36    		13% 	 $ 	18.99 	$ 	17.07	    	11%
	  Canada	                  	20.97	   	17.81	    	18%		    19.49	   	17.26		    13%
  	Australia		               20.78	   	19.16	     	8%	    	20.86	   	19.05	    	10%
  	Egypt	                   	18.68	      	--	    	--	     	18.66	      	--	    	--
  	Total	                   	19.61	   	17.48	    	12%	    	19.07	   	17.20	    	11%

NGL Volume - Barrels per day:
  	U.S.                    		1,630   		1,378    		18%	    	1,488   		1,470	     	1%
  	Canada                    		590	     	539	     	9%	      	630	     	549	    	15%
                        			--------		--------	         			--------		--------
  	Total	                   	2,220   		1,917	    	16%	    	2,118	   	2,019	     	5%
                        			========		========	         			========		========

NGL Price - Per barrel:
  	U.S.	                  $ 	14.92 	$ 	13.29	    	12% 	 $ 	14.98 	$ 	13.01    		15%
  	Canada                  		10.16	    	9.39	     	8%	    	11.68	    	9.80	    	19%
  	Total	                   	13.66	   	12.19	    	12%		    14.00		   12.14	    	15%



	Second Quarter 1996 Compared to Second Quarter 1995

  	Natural gas sales for the second quarter of 1996 totaled $94.2 million, 14 percent higher than those recorded in 1995. Average natural gas prices increased 25 percent from second quarter 1995 to $1.90 per Mcf, favorably impacting revenue by $18.5 million. The increase in average natural gas prices was due primarily to a strong U.S. second quarter price of $2.06 per Mcf, 30 percent higher than the same period in 1995, partially offset by an 11-percent decrease in prices being received in Canada. The Company periodically engages in hedging activities and also enters into fixed price physical contracts to reduce its exposure to price risk. The net impact of these activities was to reduce the Company's second quarter realized prices by $.10 per Mcf in 1996, as compared to a gain of $.11 per Mcf in 1995. Production for the quarter totaled 546 million cubic feet per day (MMcf/d), down nine percent from the prior year second quarter, reducing revenue, when compared to last year, by $7.1 million. U.S. natural gas production declined 56.3 MMcf/d, or 11 percent, in the second quarter of 1996 compared to 1995, due primarily to the natural depletion and increasing downtime on short-lived


10

(page)
offshore properties. Production increases in Canada and Australia partially offset the second quarter decline in U.S. production.

  	The Company's crude oil sales for the second quarter totaled $94.5 million, or five percent higher than 1995. Realized price for sales of crude oil increased 12 percent, to $19.61 per barrel, contributing approximately $10.2 million to oil and gas production revenue. Partially offsetting favorable crude oil prices was a six-percent decline in production of 3.3 thousand barrels of oil per day (Mb/d), resulting in a decrease in oil and gas production revenues of $5.3 million. U.S. oil production, which comprises 79 percent of total second quarter 1996 oil production, declined 18 percent compared to the second quarter of 1995, due primarily to the sale of producing properties in late 1995. Canadian and Australian production declined slightly, while Egyptian production increased 7.2 Mb/d primarily due to the assets acquired from Phoenix.

  	Revenue from the sale of natural gas liquids totaled approximately $2.8 million for the second quarter of 1996, as compared to $2.1 million for the same period in 1995. Increases in both production and realized prices contributed to the increase in revenue.


	Year-to-date 1996 compared to year-to-date 1995

  	Gas sales for the first six months of 1996 of $187.0 million increased 20 percent, compared to the same period in 1995, as the impact of favorable natural gas prices more than offset production losses. Average gas prices increased to $1.87 per Mcf for the first half of 1996 compared to $1.50 per Mcf for the same period in 1995 while gas production declined four percent, to 549.8 MMcf/d. Revenues from U.S. natural gas production, which comprised 85 percent of total gas production, significantly impacted sales due to favorable pricing. Average U.S. prices increased 28 percent in the first half of 1996 to $2.00 per Mcf, contributing $37.6 million to the increase in sales from the prior year first half. U.S. production, however, declined seven percent to 469.4 MMcf/d negatively impacting sales by $8.7 million. International natural gas activity contributed $2.3 million to the increase in 1996 sales compared to 1995. The Company's net hedging activity reduced realized prices by $.14 per Mcf during the first six months of 1996, compared to a $.13 per Mcf gain during the comparable period of 1995.

  	For the first six months of 1996, oil sales increased nine percent to $171.0 million, compared to $157.4 million for the same period in 1995.
Oil revenues were favorably impacted $16.8 million due to a $1.87 per barrel increase in average realized oil prices. U.S. oil prices increased $1.92 per barrel, or 11 percent, increasing sales by approximately $14.3 million. International price increases favorably impacted sales by $2.4 million. A decline in oil production from 50.6 Mb/d in the first six months of 1995 to 49.3 Mb/d for the same period in 1996 offset the favorable oil price increase by $3.2 million. U.S. production declined ten percent in 1996 compared to the first half of 1995, due to the property sales recorded last year and which negatively impacted sales by approximately $13.3 million. International production increased significantly, due primarily to the assets acquired from Phoenix, favorably impacting sales by approximately $10.1 million.

  	For the first half of 1996, natural gas liquid revenues increased 22 percent to $5.4 million. Compared to the prior year, realized prices increased 15 percent and production increased five percent, contributing
$.7 million and $.3 million, respectively, to the increase in production revenues.


11
(page)

OTHER REVENUES AND OPERATING EXPENSES

  	During the second quarter and first six months of 1996, Apache's gas gathering, processing and marketing revenues increased ten percent and 28 percent, respectively, to $31.3 million and $65.3 million, driven primarily by increased gas prices. Apache is actively involved in purchasing and reselling both crude oil and natural gas. The increase in revenues with respect to these activities is essentially offset by increased costs to purchase the gas sold, leaving margins relatively flat between the respective periods.

  	Other revenues during the second quarter of 1996 totaling $.9 million, consisting primarily of a $.8 million gain on the sale of stock held for investment and Canadian royalty credits, decreased $2.3 million when compared to the second quarter of 1995. Other revenues in the second quarter of 1995 included $2.3 million from the settlement of a contract dispute and $.6 million from the sale of non-oil and gas assets acquired in the DEKALB merger, in addition to Canadian royalty credits.

  	The Company's DD&A expense for the second quarter and first six months of 1996 totaled $76.3 million and $148.2 million, respectively, compared to $78.8 million and $148.6 million for the comparable periods in 1995.
Decreases in full cost DD&A expense attributable to lower production were partially offset by increases in the Company's average DD&A rate and increases in amortization associated with non-oil and gas property assets.
On a equivalent barrel basis, full cost DD&A increased $.07 per Boe, from $5.34 per Boe to $5.41 per Boe, in the second quarter of 1996 compared to the second quarter of 1995. For the six months ended June 30, 1996, the full cost DD&A rate totaled $5.38 per Boe, compared to $5.36 per Boe in 1995.

  	Operating costs, including lease operating expense and severance taxes, decreased slightly from $55.5 million in the second quarter of 1995, to $54.4 million for the same period in 1996. For the first six months of 1996, operating costs totaled $106.9 million, an increase of $6.4 million, or six percent, over the same period in 1995. On an equivalent barrel basis, operating costs for the second quarter and six months ended June 30, 1996, increased to $4.09 and $4.10 per Boe, respectively from $3.87 and $3.74 in 1995. These increases were due primarily to the Company's property mix shifting more to longer-lived onshore oil producing properties, resulting from the properties obtained in the Texaco acquisition, which typically have a higher per-unit cost than higher producing, shorter-lived offshore gas producing properties.

  	Administrative, selling and other costs in the second quarter of 1996 declined $2.2 million, or 21 percent, from a year ago, while costs for the first half of 1996 decreased $3.0 million, or 15 percent. These declines are a result of the Company's continuing efforts to control costs and its ability to integrate the assets and operations acquired in 1995 with minimal increase in administrative staff. On an equivalent barrel basis, general and administrative expense declined 15 percent, to $.62 per Boe, for the second quarter of 1996 and 12 percent, to $.66 per Boe, for the first half of 1996, as compared to the respective periods in 1995.

  	Net financing costs for the second quarter decreased $5.4 million, or 26 percent, from prior year due to lower gross interest cost incurred and higher amounts of interest capitalized. Gross interest cost incurred decreased $3.3 million due to a $76.4 million decrease in average debt outstanding during the second quarter of 1996, as compared to the second quarter of 1995, and a decrease in Apache's average interest rate. Capitalized interest, which is based on the carrying value of unproved property, increased $2.4 million for the second quarter due to the acquisitions made in 1995 and 1996 and the resulting increase in the unproved property base.

  	Net financing costs decreased 15 percent from $35.6 million in the first half of 1995 to $30.4 million in the first half of 1996 due to a lower average interest rate and an increase in interest capitalized, partially offset by higher average debt outstanding as compared to last year.


12
(page)

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

  	Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt and payment of dividends. The Company generally funds its exploration and development activities through internally generated cash flow. Apache budgets capital expenditures based upon projected cash flow and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company is not in a position to predict future product prices.

  	Capital Expenditures - A summary of oil and gas capital expenditures during the first six months of 1996 and 1995 is presented below:

	(In millions)
                                            		1996      	1995
                                           		-------   	-------
	Exploration and Development:
	  North America	                         $  	165.6	  $  	105.8
	  International		                             54.6		      36.3
                                           		-------    -------
	Total	                                   $  	220.2	  $  	142.1
                                           		=======    	======
	Acquisitions of Oil and Gas Properties	  $  	334.1	  $	  573.9
                                          			=======    	======

  	In North America, Apache completed 112 producing wells out of 152 wells drilled during the first half of 1996, while internationally, the Company discovered seven new producers of 12 wells drilled. Worldwide, Apache was drilling or completing an additional 65 wells as of June 30, 1996. In addition, the Company completed 181 production enhancement projects, including 99 recompletions, during the first half of 1996.

  	Exploration and development expenditures exceeded cash from operations, before changes in other assets and liabilities, by approximately $7.6 million in the first half of 1996. This resulted from Apache accelerating a portion of its 1996 drilling and recompletion program, to maximize production from newly acquired properties. In addition, due to the limited drilling season in the Company's Canadian region imposed by winter-access-only requirements, the annual Canadian drilling budget had to be concentrated in the first half of the year.

  	Oil and gas property acquisitions, excluding gathering facilities, totaled $334.1 million in the first half of 1996, consisting primarily of $331.2 related to the acquisition of proved and unproved oil and gas properties from Phoenix. The remaining $2.9 million in property acquisitions for 1996 reflects the Company's focus on expanding its ownership in properties and fields in which it already holds an interest. First half 1995 acquisitions included the Company's $567 million acquisition of 315 oil and gas fields from Texaco Exploration and Production, Inc. Apache divested $73.2 million of non-core oil and gas properties in the first six months of 1995; and during the first six months of 1996, the Company divested a small number of non-core properties for $2.2 million.


13
(page)

Capital Resources and Liquidity

  	Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first half of 1996 totaled $214.1 million, an increase of 52 percent from the $141.2 million in 1995. This increase was due primarily to higher product prices and lower working capital requirements as compared to last year.

  	Long-Term Borrowings - During February 1996, Apache completed the issuance of $100 million principal amount, $99.6 million after discount, of senior unsecured 7.7 percent notes due March 15, 2026. During April 1996, the Company issued an additional $180 million principal amount, $178.5 million net of discount, of senior unsecured 7.95-percent notes due on April 15, 2026. The proceeds from both issuances were used to repay a portion of the Company's revolving credit facility and for general corporate purposes.

  	These two 30-year note offerings were placed during periods when 30-year interest rates on Treasury bills were near historic 20-year lows.
In addition to the benefits of securing longer-term financing at favorable interest rates and reducing Apache's exposure to future adverse interest rate fluctuations, the issuance of these notes will improve the Company's short-term liquidity due to the borrowing base under the Company's revolving bank credit facility being reduced by an amount less than the net proceeds obtained from issuing the notes.

  	Liquidity - The Company had $16.2 million in cash and cash equivalents on hand at June 30, 1996, up from the $13.6 million at December 31, 1995. Apache's ratio of current assets to current liabilities increased from
 .90:1 at December 31, 1995, to .95:1 at June 30, 1996.

  	Management believes that cash on hand, net cash generated from operations and available borrowing capacity under its revolving bank credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years.

FUTURE TRENDS

  	Apache's growth strategy has been to increase oil and gas reserves, production and cash flow through a combination of acquisitions, moderate-risk drilling and development of existing properties. In recent years, however, Apache has focused primarily on a number of large property acquisitions. Having obtained a sizable, balanced and diversified base of core assets in six North American and two international arenas, the Company expects to focus, in 1996, on reserve enhancement and cash flow acceleration in these areas. Outside of the potential impact of the merger with Phoenix, the Company projects international capital expenditures to nearly double from 1995, as Apache continues to exploit its concessions in Western Australia, Egypt, China and Indonesia. Exploration and development expenditures are being reviewed quarterly in light of fluctuating product prices and Apache's objective to fund operations through internally generated cash flow.

Natural Gas Marketing

  	In October 1995, subsidiaries of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company announced the formation of Producers Energy Marketing, LLC (ProEnergy), a natural gas marketing company organized to create a direct link between natural gas producers and purchasers. In April 1996, ProEnergy began purchasing and selling producer-owned gas directly into the marketplace at index prices substantially equivalent to spot market prices. In January 1996, Apache contributed $5.8 million for its share of capital-funding obligations for the start-up of ProEnergy.


14
(page)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

  	The foregoing discussion and analysis contains certain "forward-looking statements" as defined by the PSLRA including, without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning matters discussed reflecting management's current expectations of the manner in which the various factors discussed therein may affect the Company's business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. There is no assurance that the Company's expectations will be realized or that unexpected events will not have an adverse impact on the Company's business.

15
(page)

                      PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

       	The information set forth in Note 8 to the Consolidated Financial Statements contained in the registrant's Form 10-K for the year ended December 31, 1995 (filed with the Securities and Exchange Commission on March 27, 1996) is incorporated herein by reference.


ITEM 2.	CHANGES IN SECURITIES

      		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      		None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       	The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 2, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

       	Out of a total of 77,491,422 shares of the Company's common stock outstanding and entitled to vote, 67,608,639 shares were present at the meeting in person or by proxy, representing approximately 87.25 percent. Matters voted upon at the meeting were as follows:

       a) Election of five directors to serve on the Company's board of directors. Messrs. Farris, Ferlic, Gisselbeck and Kocur were elected to serve until the 1999 Annual Meeting, and Ms. Lowe was elected to serve until the annual meeting in 1998. The vote tabulation with respect to each nominee was as follows:

  	Nominee                          	For	             Authority Withheld
- --------------------             	----------         	------------------
G. Steven Farris	                 56,524,619	               11,084,020
Randolph M. Ferlic               	56,560,201                11,048,438
Robert V. Gisselbeck	             56,499,275                11,109,364
John A. Kocur                    	56,546,515                11,062,124
Mary Ralph Lowe                  	56,561,415               	11,047,224

       b) Adoption of amendments to the Company's 1995 Stock
Incentive Plan and to the 1995 Stock Option Plan were approved by a vote of 63,487,860 shares for, 3,774,931 shares against, 345,848 abstentions, and zero broker non-votes.

ITEM 5.	OTHER INFORMATION

      		None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            11.1 Computation of Earnings per Share.
            27.1 Financial Data Table.

        (b) Reports filed on Form 8-K.



16
(page)


     	The following current reports were filed during the fiscal quarter ended June 30, 1996:

      	Form 8-K dated April 16, 1996 -

     		Item 5. Registration Statement on Form S-4 - The Registration Statement on Form S-4 includes a prospectus with respect the shares of Apache common stock to be issued in the proposed merger of a wholly-owned subsidiary of Apache, with The Phoenix Resource Companies, Inc., and a proxy statement soliciting the vote of the stockholders of Phoenix to approve the merger.

     		Item 7. Consent of Arthur Andersen LLP (Apache), Consent of Coopers & Lybrand, Consent of Arthur Andersen LLP (Phoenix),
Consent of Ryder Scott Company Petroleum Engineers, Consent of
Petrie Parkman & Co., Consent of Andrews & Kurth LLP, Consent of Netherland, Sewell & Associates, Inc., Proxy
Statement/Prospectus dated April 17, 1996 and Financial
Statements of The Phoenix Resource Companies, Inc.

     	Form 8-K, dated April 22, 1996 -

    		Item 5. Proposed Offer of Senior Debt Securities up to $180,000,000 - Exhibits are filed in connection with the proposed offering of up to $180,000,000 of senior debt securities ("the notes") by Apache issued pursuant to an indenture dated February 15, 1996. The notes are described in Apache's Registration Statement on Form S-3 (File No. 33-63923) declared effective December 13, 1995.

     		Item 7. Underwriting Agreement, dated April 19, 1996, between Underwriters and the Registrant, Form of 7.95% Notes due 2026, Opinion, dated April 19, 1996, or Z.S. Kobiashvili,
Vice President and General Counsel of the Registrant, as to the legality of the Notes, Consent of Z.S. Kobiashvili (included in Exhibit 5.1), and Sixth Amendment to the Third Amended and
Restated Credit Agreement, dated April 18, 1996, among the
Registrant, the lenders named therein, and The First National
Bank of Chicago, as Administrative Agent and Arranger, and
Chemical Bank, as Co-Agent and Arranger.

     	Form 8-K, dated May 20, 1996 -

    		Item 2. Consummation of The Phoenix Resource Companies, Inc. merger - On May 20, 1996, the merger between Apache and
The Phoenix Resource Companies, Inc. ("Phoenix") was consummated pursuant to the Merger Agreement, dated March 27, 1996.

    		Item 7. Agreement and Plan of Merger among Apache, YPY and Phoenix dated March 27, 1996 (incorporated by reference to
Exhibit 99.1 to Apache's Current Report on Form 8-K, dated
March 27, 1996, SEC File No. 1-4300), Consent of Arthur
Andersen LLP (Apache), Consent of Arthur Andersen LLP
(Phoenix), Press Release, dated March 28, 1996, "Apache and
Phoenix to Merge" (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K, dated March 27, 1996,
SEC File No. 1-4300) and Press Release, dated May 20, 1996,
"Apache and Phoenix Complete Merger".

     	Form 8-KA Amendment No.1, dated May 20, 1996 -

    		Item 2. Consummation of The Phoenix Resource Companies, Inc. merger - On May 20, 1996, the merger between Apache and
The Phoenix Resource Companies, Inc. ("Phoenix") was consummated pursuant to the Merger Agreement, dated March 27, 1996.

17
(page)

    		Item 7.  Financial Statements and Pro Forma Financial
Information -

    		(a) The audited consolidated balance sheet of Phoenix and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 1995, 1994 and 1993, together with the related notes to consolidated financial statements and the report of independent accountants, dated February 23, 1996, previously filed with the Phoenix Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as amended.
	    	(b) The unaudited consolidated balance sheet of Phoenix and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the fiscal quarters ended March 31, 1996 and 1995, together with the related notes to consolidated financial statements, previously filed with the Phoenix
Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.
	   		(c)  Pro Forma Financial Information.


18
(page)

                                  SIGNATURES



  	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             				APACHE CORPORATION




Dated:	August 14, 1996	         	/s/ Mark A. Jackson
                             				---------------------------------------
                             				Mark A. Jackson
                             				Vice President and Chief Financial Officer



Dated:	August 14, 1996         		/s/ Thomas L. Mitchell
                            	 			---------------------------------------
                             				Thomas L. Mitchell
                             				Controller and Chief Accounting Officer