Form 10-Q
period 1996-09-30
APACHE CORP
filed 1996-11-14
CIK 6769

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ---------------      ------------------
Commission file number          1-4300
                            --------------


                             APACHE CORPORATION
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)



Delaware                                                    41-0747868
-------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                       77056-4400
-------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code     (713) 296-6000
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


YES X  	No
  	----   	----


Number of shares of Apache Corporation common stock, $1.25 par value,
outstanding as of September 30, 1996	                        89,880,264

                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    APACHE CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED INCOME
                                (Unaudited)


(In thousands, except per share data)       	For the Quarter	  For the Nine Months
                                           	Ended September 30,	Ended September 30,
                                           	-------------------	--------------------
                                              	1996     	1995    	1996	     1995
                                             	--------	--------	--------	--------
REVENUES:
	Oil and gas production revenues	           $	211,115	$	159,590	$	574,470	$	477,298
	Gathering, processing and marketing revenues		31,123	  	18,526	  	96,399 		69,751
	Other revenues		                                	146	   	3,131	   	1,641	  	7,968
                                       						--------		--------		--------		--------
			                                        			242,384	 	181,247 		672,510		555,017
                                          			--------		--------		--------		--------


OPERATING EXPENSES:
	Depreciation, depletion and amortization	    	81,384	 	74,630	  	229,564		223,255
	Operating costs	                             	56,636	 	54,421	  	163,508		154,938
	Gathering, processing and marketing costs	   	30,071	 	16,232	   	92,366 		64,359
	Administrative, selling and other	            	8,920	  	7,731   		26,049	 	27,841
	Merger costs	                                    	--	     	--		       --	  	9,977
	Financing costs:
		Interest expense	                           	22,768	 	23,724   		64,758	 	67,333
		Amortization of deferred loan costs         		1,186	  	1,118    		3,515	  	3,491
		Capitalized interest                       		(9,165)		(4,818) 		(21,704)		(13,253)
		Interest income		                             	(157)	  	(769)  		(1,575)		(2,695)
                                        					--------		--------		--------		--------
                                         					191,643		172,269	  	556,481		535,246
                                        					--------		--------		--------		--------

INCOME BEFORE INCOME TAXES                   		50,741  		8,978  		116,029	 	19,771
	Provision for income taxes		                 	20,604	  	1,936	   	45,800	  	8,109
                                        					--------		--------		--------		--------


NET INCOME	                                  $	30,137	$ 	7,042	 $ 	70,229	$	11,662
                                         				========		========		========		========

NET INCOME PER COMMON SHARE		                $   	.34	$	   .10	 $    	.83	$	   .17
                                        					========		========		========		========

WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING	                         		89,860  	70,728  		84,360	  	70,074
                                        					========		========		========		========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          APACHE CORPORATION AND SUBSIDIARIES
                         STATEMENT OF CONSOLIDATED CASH FLOWS
                                      (Unaudited)

(In thousands)	                                        For the Nine Months
                                                      	Ended September 30,
                                                   	-------------------------
                                                       	1996         	1995
                                                     	---------	    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                         $  	70,229	  $  	11,662
	Adjustments to reconcile net income
		to net cash provided by operating activities:
		Depreciation, depletion and amortization		            229,564		    223,255
		Amortization of deferred loan costs	                   	3,515	      	3,491
		Provision for deferred income taxes	                  	37,406	     	21,709
	Gain on sale of stock held for investment              		(770)	      	(350)
	Other                                                     		--	        	449
	Changes in operating assets and liabilities:
		Increase in receivables                             	 	(3,810)	   	(51,496)
		Increase in advances to oil and gas ventures and other(10,643)    		(1,341)
		Increase in other assets	                               	(461)	   	(29,069)
		Increase in accounts payable                         		14,767     		18,298
		Increase (decrease) in accrued expenses	                 	(38)	    	11,346
		Decrease in advance from gas purchaser	               	(6,310)	    	(5,122)
		Increase (decrease) in deferred credits and
		  other noncurrent liabilities	                       	10,369     		(2,566)
                                                   				--------   		--------
		Net cash provided by operating activities	           	343,818	    	200,266
                                                   				--------	   	--------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Exploration and development expenditures	            	(331,265)	  	(225,562)
	Acquisition of oil and gas properties                		(83,717)  		(744,950)
	Non-cash portion of oil and gas property additions	    	(3,453)    		(2,767)
	Investment in Producers Energy Marketing, LLC, net    		(4,445)	        	--
	Acquisition of The Phoenix Resource Companies, Inc.,
	  net of cash acquired	                               	(43,294)	        	--
	Proceeds from sale of oil and gas properties	           	3,739	    	221,969
	Purchase of stock held for investment	                     	--	       	(305)
	Prepaid acquisition costs                                 		--	     	25,377
	Proceeds from sale of stock held for investment	        	7,193		      5,428
	Increase in inventory, net                            		(5,923)    		(3,287)
	Other capital expenditures, net	                      	(24,559)   		(16,543)
                                                   				--------	   	--------
		Net cash used by investing activities	              	(485,724)	  	(740,640)
                                                   				--------   		--------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Long-term borrowings	                                 	522,208	    	778,801
	Payments on long-term debt                          		(366,990)	  	(423,869)
	Proceeds from issuance of common stock                 		7,262	    	197,031
	Treasury stock activity                                   		57	         	(3)
	Dividends paid                                       		(17,128)   		(13,499)
	Costs of debt and equity transactions	                 	(3,901)   		(11,581)
                                                   				--------	   	--------
		Net cash provided by financing activities	           	141,508	    	526,880
                                                   				--------	   	--------

NET DECREASE IN CASH AND CASH EQUIVALENTS	                	(398)	   	(13,494)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	         	13,633	     	30,043
                                                    			--------   		--------

CASH AND CASH EQUIVALENTS AT END OF PERIOD	           $ 	13,235	  $  	16,549
                                                   				========	   	========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                   APACHE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

(In thousands)                                    September 30, 	December 31,
                                                      	1996        	1995
                                                  	-----------  	-----------
                                                			(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents		                       $  	13,235   	$  	13,633
	Receivables			                                       182,810	     	175,949
	Inventories			                                        15,687	       	9,764
	Advances to oil and gas ventures and other		         	22,766       		8,990
                                               					----------	 	----------
                                          	       				234,498     		208,336
                                               					----------  		----------

PROPERTY AND EQUIPMENT:
	Oil and gas, on the basis of full cost accounting:
		Proved properties	                               		4,522,756  		3,956,833
		Unproved properties and properties
		  under development, not being amortized       		   	414,258    		335,842
		International concession rights		             	       99,000         		--
	Gas gathering, transmission and processing facilities		                     	106,494     		33,088
	Other	                                               		56,019     		51,341
                                        			       		----------	  	----------
                                                					5,198,527  		4,377,104
                                               					---------- 		----------

	Less:  Accumulated depreciation, depletion
          and amortization	                        	(2,198,674) 	(1,975,543)
                                        			       		----------	 	----------
                                                					2,999,853  		2,401,561
                                                				---------- 		----------

OTHER ASSETS:
	Deferred charges and other		                          	62,908	     	71,553
                                               					----------	 	----------
		                                        		       $	3,297,259	 $	2,681,450
                                               					========== 		==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                         APACHE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

(In thousands)                                	September 30,	December 31,
                                                 	1996	        1995
                                                	-----------	-----------
                                                	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
	Current maturities of long-term debt		        $	  17,000	  $   	3,000
	Accounts payable			                              153,434	    	138,269
	Accrued operating expense		                      	23,549     		26,863
	Accrued exploration and development		            	26,801	     	30,251
	Accrued interest		                               	16,936      		9,687
	Accrued compensation and benefits	               		9,003	      	9,733
	Other accrued expenses	                         		10,158	     	12,546
                                          					---------- 		----------
                                             					256,881    		230,349
                                          					---------- 		----------

LONG-TERM DEBT 	                              		1,225,794  		1,072,076
                                          					----------	 	----------

DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES:
	Income taxes	                                 	 	230,943	    	181,575
	Advances on gas contracts		                      	54,028	     	60,338
	Other	                                          		54,780	     	45,307
                                          					----------	 	----------
	                                             				339,751	    	287,220
                                          					---------- 		----------

SHAREHOLDERS' EQUITY:
	Common stock, $1.25 par, 215,000,000
		shares authorized, 90,998,423 and
		78,498,892 shares issued, respectively	       		113,748	     	98,124
	Paid-in capital	                             		1,002,254    		687,465
	Retained earnings	                             		387,696	    	335,470
	Currency translation adjustment		               	(15,416)	   	(15,776)
	Treasury stock, at cost, 1,118,159 and
	  1,119,934 shares, respectively		              	(13,449)   		(13,478)
                                          					----------	  	----------
                                           					1,474,833	  	1,091,805
                                          					----------	 	----------
		                                          		$	3,297,259	 $	2,681,450
                                          					==========	 	==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                                  (Unaudited)

(In thousands)                                  	For the Quarter
                                             			Ended September 30,
                                          			---------------------------
                                               			1996	         1995
                                            			----------   	-----------

RETAINED EARNINGS, beginning of period       		$  	363,851	  $  	330,715
Net income			                                       30,137	       	7,042
Dividends declared:
	Common stock, $.07 per share		                    	(6,292)	     	(5,415)
                                           					----------	  	----------

RETAINED EARNINGS, end of period		             $  	387,696	  $  	332,342
                                           					==========	  	==========



                                                  	For the Nine Months
                                                  	Ended September 30,
                                              	----------------------------
                                                  	1996          	1995
                                              	----------      	----------

RETAINED EARNINGS, beginning of year		         $  	335,470	   $  	335,293
Net income	                                       		70,229	       	11,662
Dividends declared:
	Common stock, $.21 per share		                   	(18,003)	     	(14,613)
                                           					----------	   	----------

RETAINED EARNINGS, end of period		             $  	387,696	   $  	332,342
                                           					==========	   	==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


	The financial statements included herein have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.


1. INCOME TAXES

	Under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted laws.


2.	INCOME PER SHARE

	Primary income per common share was calculated by dividing net income by the weighted average common shares outstanding. The effect of common stock equivalents, including shares issuable upon the exercise of stock options (calculated using the treasury stock method) and upon the assumed conversion of the Company's 3.93-percent convertible notes, was not significant for all periods presented. The assumed conversion of the six-percent convertible debentures was not significant for the quarter ended September 30, 1996, and was anti-dilutive for all other periods presented.


3.	STOCK-BASED COMPENSATION

	The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996 had no effect on the Company's results of operations.


4.	ACQUISITIONS

	On May 20, 1996, Apache acquired The Phoenix Resource Companies, Inc. (Phoenix), an oil and gas company operating primarily in the Arab Republic of Egypt, through a merger (Merger) which resulted in Phoenix becoming a wholly-owned subsidiary of Apache. The Merger was accounted for using the purchase method of accounting, the results of which are included in the financial statements of the Company since the date of acquisition.
Pursuant to the Merger agreement, each share of Phoenix common stock then outstanding, and when exercised, outstanding Phoenix stock options (which were assumed by Apache) were converted into the right to receive (a) .75 shares of Apache common stock with any fractional shares paid in cash, without interest, and (b) $4.00 in cash. As a result, 12.2 million shares of Apache common stock were issued in exchange for outstanding Phoenix stock.

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

(In thousands, except per share data)	     For the Nine Months	   For the Nine Months
                                         	Ended September 30, 1996	Ended September 30, 1995
                                        	------------------------	------------------------
                                         	As Reported	Pro Forma	As Reported	Pro Forma
                                         	-----------	---------	-----------	---------
Revenues and other income	                 $	672,510	$	687,436	$	555,017	$	599,011

Net income	                                $	 70,229	$ 	73,842	$	 11,662	$ 	14,685

Net income per common share	               $    	.83	$    	.82	$    	.17	$    	.18

Weighted average common shares outstanding	  	84,360	  	89,777	  	70,074 	 	82,264

5.	NON-CASH INVESTING AND FINANCING ACTIVITIES

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

	The following table provides additional disclosure of cash payments:

(In thousands)                                  	For the Nine Months
                                                	Ended September 30,
                                           	-----------------------------
                                                	1996	         1995
                                             	-----------	 -----------
Cash paid during the period for:
Interest (net of amounts capitalized)       	$  	31,367   	$  	48,620
Income taxes (net of refunds)	                   	5,465	     	(13,169)


6.	DEBT

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

	On October 25, 1996, Apache redeemed, at par, the $22.1 million of DEK Energy Company 10-percent notes due April 15, 1998. The notes were redeemed using borrowings under the Company's revolving bank credit facility.

	On October 31, 1996, Apache replaced its existing $1 billion revolving bank credit facility with a global credit arrangement that provides Apache with greater borrowing availability, increased tax efficiency and a lower cost of bank debt. Consisting of three separate bank facilities tied together by an inter-creditor agreement, the new arrangement adds Apache's oil and gas reserve values in Australia and Canada to those in the U.S. in determining the Company's borrowing capacity. The facilities consist of $125 million of credit commitments each in Australia and Canada, and a $750 million credit commitment in the U.S. Under the terms of the credit agreement, the Company must (i) maintain a minimum tangible net worth of $825 million, which is adjusted quarterly for subsequent earnings and securities transaction, and (ii) maintain a ratio of (a) earnings before interest, taxes, depreciation, depletion and amortization to (b) consolidated interest expense of not less than 3.7:1. In connection with securing the global credit facility, the Company terminated the Australian acceptance and Canadian credit agreements using funds available under the new facility.

	The facility is scheduled to mature on October 31, 2001, and the agreement provides for perpetual one-year extensions as requested year-by-year by the Company, subject to the approval of the lenders. Interest on amounts borrowed is charged at the London Interbank Offered Rates (LIBOR) plus a margin determined by the Company's public senior debt rating and its ratio of debt to total capital. At September 30, 1996, the margin was .35 percent. The margin decreased to .25 percent on October 31, 1996 with the closing of the new facility. The Company also pays a facility fee of .10 percent on the total amount of each facility.

	In November 1996, Apache offered $150 million principal amount, $149.2 million net of discount, of senior unsecured 7.625-percent debentures maturing on November 1, 2096. The debentures are not redeemable prior to maturity. However, Apache has the right to advance maturity, subject to certain conditions. These debentures are governed by the same indenture that governs the Company's senior unsecured notes and imposes obligations on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF	OPERATIONS

OVERVIEW

	Apache's results of operations and financial position for the first nine months of 1996 were significantly impacted by the following factors:

	Commodity Prices - Current year earnings and cash flow continued to be impacted by higher oil and natural gas price realizations. Apache's net realized price for natural gas increased $.41 per thousand cubic feet (Mcf) from $1.49 per Mcf in the first nine months of 1995 to $1.90 per Mcf in the same period of 1996, favorably impacting revenues by $61.2 million. The Company's realized oil price increased $2.82 per barrel from $17.04 per barrel to $19.86 per barrel, contributing $39.6 million to the increase in revenues.

	Phoenix Acquisition - On May 20, 1996, Apache acquired The Phoenix Resource Companies, Inc. (Phoenix), through a merger which resulted in Phoenix becoming a wholly-owned subsidiary of Apache. The assets acquired in the Phoenix acquisition contributed 8,657 barrels and 4,690 barrels of oil per day (Bopd) of production during the three and nine months periods ended September 30, 1996.

	Long-Term Borrowings - During 1996, Apache has offered three issuances of senior unsecured notes and debentures with principal amounts of $100 million in February, $180 million in April and $150 million in November.
In October 1996, Apache replaced its existing $1 billion revolving bank credit facility with a global credit arrangement that provides Apache with greater borrowing availability, increased tax efficiency and a lower cost of bank debt. Additionally, in September and October of 1996, Apache received rating upgrades on its long-term debt from Moody's Investors
Service and Duff and Phelps.


RESULTS OF OPERATIONS

	Apache reported 1996 third quarter net income of $30.1 million versus $7.0 million in the prior year. Earnings per share increased more than threefold, to $.34 per share from $.10 per share. The increase over the prior period was attributable to solid increases in both crude oil and natural gas prices, increased crude oil production and lower financing costs.

	For the first nine months of 1996, net income of $70.2 million, or $.83 per share, increased from $11.7 million, or $.17 per share, in the comparable 1995 period. Higher product prices compared to a year ago favorably impacted earnings but were partially offset by lower production on a barrel of oil equivalent (Boe) basis and higher lease operating expenses. Additionally, impacting results in the first nine months of 1995 was a one-time after-tax charge of $8.7 million, or $.12 per share, associated with merger costs.

	Revenues increased 34 percent, from $181.2 million in the third quarter of 1995, to $242.4 million for the same period in 1996. Natural gas and crude oil sales contributed 48 percent and 51 percent, respectively, to the Company's total oil and gas production revenue during the third quarter, with the remainder attributable to natural gas liquid sales.

	For the first nine months of 1996, revenues increased 21 percent to $672.5 million as compared to $555.0 million for the same period in 1995. Crude oil and natural gas production revenue increased 20 percent over the same period in 1995 with crude oil contributing 49 percent and natural gas contributing 50 percent of total oil and gas sales revenue.

	Volume and price information for the Company's 1996 and 1995 third quarter and first nine months oil and gas production is summarized in the following tables:

                                   		For the Quarter Ended	     For the Nine Months Ended
                                        		September 30,               	September 30,
                                 		-------------------------------	--------------------------------
                                                   			Increase	                 	 	Increase
                                    		1996    	1995 	(Decrease)  	1996    	1995  	(Decrease)
                                  		--------	---------	---------	--------	--------	---------
Gas Volume - Mcf per day:
	U.S.		                              468,583		488,191	  	(4%)		   469,126		497,797	 	(6%)
	Canada	                             	78,161	 	64,778   	21%      	73,147	 	66,555	  10%
	Australia                          		13,520 		15,237		 (11%)	    	10,944  		8,668	 	26%
	Egypt		                                 434	     	--	   	--	        	243	     	--  		--
                                  			--------	--------           	--------		--------
	Total	                             	560,698		568,206	  	(1%)   		553,460		573,020	 	(3%)
                                 			========		========	        			========		========

Average Gas Price - Per Mcf:
	U.S.	                              $	  2.11	$  	1.55	  	36%	    $  	2.04	$  	1.55	  	32%
	Canada		                                .98	    	.97	   	1%	        	.99	    	.99	  	--
	Australia	                            	2.01   		1.85	   	9%	       	2.00	   	1.89	   	6%
	Egypt	                                	2.79	     	--	  	--	        	2.87	    	--   		--
	Total                                		1.95   		1.49	  	31%       		1.90   		1.49  		28%

Oil Volume - Barrels per day:
	U.S.	                               	40,399	 	46,707	 	(14%)    		40,674	 	45,796	 	(11%)
	Canada                              		1,993	  	2,050	  	(3%)	     	1,949	  	2,026  		(4%)
	Australia	                           	2,093	  	3,065	 	(32%)     		2,269	  	3,166 		(28%)
	Egypt	                              	10,761     		--   		--	      	6,375	     	--   		--
                                  			--------		--------	        			--------		--------
	Total	                              	55,246 		51,822	   	7%	     	51,267 		50,988	   	1%
                                  			========		========	        			========		========

Average Oil Price - Per barrel:
	U.S.	                              $ 	21.33 	$	16.68  		28%	    $ 	19.77	$ 	16.94	   	17%
	Canada	                              	21.11  		16.58  		27%	      	20.05	  	17.03	   	18%
	Australia	                           	21.65	  	17.38	 	 25%	      	21.10	  	18.46	   	14%
	Egypt	                               	20.88	     	--  		--	       	19.92	    	--	   	--
	Total	                               	21.25  		16.72	  	27%	      	19.86	  	17.04	   	17%

NGL Volume - Barrels per day:
	U.S.	                                	1,172  		1,441	 	(19%)	     	1,382	  	1,460	   	(5%)
	Canada                                		592    		567	   	4%        		617	    	555   		11%
                                  			--------		--------	         			--------		--------
	Total	                               	1,764  		2,008 		(12%)     		1,999  		2,015   		(1%)
                                  			========		========	         			========		========

NGL Price - Per barrel:
	U.S.                              	$ 	16.81	 $ 11.82  		42%    	$ 	15.51	 $ 	12.62	   	23%
	Canada	                              	13.14   		9.08  		45%	      	12.15	    	9.55	   	27%
	Total	                               	15.58	  	11.05	  	41%	      	14.47	   	11.77	   	23%



	Third Quarter 1996 Compared to Third Quarter 1995

	Natural gas sales for the third quarter of 1996 totaled $100.6 million, 29-percent higher than those recorded in the third quarter of 1995. Average realized natural gas prices increased 31 percent, and favorably impacted revenue by $23.7 million. The majority of this increase, and the resulting impact on natural gas sales, arose in the U.S. where the Company sold 84 percent of its worldwide gas production at an average price of $2.11 per Mcf, $.56 per Mcf higher than last year. However, the Company continues to be negatively impacted by low spot prices being received in Canada where the Company sold 14 percent of its worldwide gas production at an average price of only $.98 per Mcf, essentially unchanged from 1995.
The Company periodically engages in hedging activities and also enters into fixed price physical contracts to reduce its exposure to price risk. The result of these activities offset each other and had no impact on the Company's realized price during the third quarter of 1996.

	Third quarter 1996 gas production, when compared to 1995, decreased slightly on a worldwide basis. In the U.S., the decreases were caused by the loss of volumes associated with properties sold in the fourth quarter of 1995 and natural decline in the Company's older offshore properties. Australian declines, in the third quarter, resulted from the Company's major Australian gas purchaser taking less volume under its take-or-pay contract than during the corresponding quarter in 1995, when the purchaser was making-up prior deficiencies under the contract. These decreases were essentially offset by the increases associated with worldwide drilling results during 1996.

	The Company's crude oil sales for the third quarter of 1996 totaled $108.0 million, a 35-percent increase from the third quarter of 1995. The Company's realized price for third quarter sales of crude oil increased 27 percent, resulting in an increase in revenue of $23.0 million compared to the same period in 1995.

	Crude oil sales for the third quarter of 1996 were also impacted by a seven-percent increase in production compared to the same period in 1995. Egyptian oil production, primarily from the assets acquired from Phoenix, added 10.8 thousand barrels of oil per day (Mb/d) in the third quarter, contributing $16.6 million to oil and gas production revenue. Partially offsetting the favorable impact of Egyptian sales was a decline in U.S. and Australian production. U.S. oil production, which comprises 73 percent of total third quarter 1996 oil production, declined 14 percent when compared to the third quarter of 1995, due primarily to the sale of producing properties in late 1995.

	Revenue from the sale of natural gas liquids totaled $2.5 million for the third quarter of 1996, as compared to $2.0 million for the same period in 1995. Strong average realized prices in the U.S. and Canada contributed $.5 million and $.2 million, respectively, partially offset by a $.2 million reduction of revenues due to the lower production that resulted from the property sales in the fourth quarter of 1995.

	Year-to-Date 1996 compared to Year-to-Date 1995

	Natural gas sales for the first nine months of 1996 of $287.6 million increased $53.9 million, or 23 percent, when compared to the same period in 1995, as the impact of favorable natural gas prices more than offset production declines. A $.49 per Mcf increase in realized price attributable to U.S. natural gas production, which comprised 85 percent of worldwide gas production, contributed $61.9 million to the increase in sales. Offsetting this increase was an $11.4 million reduction in sales due to a decline in U.S. production compared to the same period in 1995. This decline was due primarily to the sale of producing properties in late 1995. Canadian and Australian gas sales contributed $1.8 million and $1.5 million, respectively, to the increase in revenue as a result of higher realized prices in Australia and increased production in both countries.
The Company's net hedging activity reduced realized prices by $.09 per Mcf during the nine months ended September 30, 1996, compared to a $.16 per Mcf gain during the comparable period in 1995. The 1995 gain was driven substantially by higher margins on the Company's premium priced gas contracts, given the low spot market prices throughout 1995.

	For the nine months ended September 30, 1996, oil sales increased 18 percent to $279.0 million due primarily to the assets acquired from Phoenix. Egyptian oil sales contributed $34.8 million, or 83 percent, of the increase in oil sales compared to 1995, and comprised 12 percent of total oil production. U.S. oil sales were favorably impacted by a 17-percent increase in realized prices which contributed $31.6 million to the increase in revenue compared to the same period in 1995. Partially offsetting the impact due to higher realized domestic prices was an 11-percent decline in domestic oil production resulting from the property sales recorded in late 1995, which reduced revenues by $23 million.
Canadian and Australian oil sales, which each comprised four percent of total oil production in 1996, were impacted by higher realized prices, offset by declines in production, resulting in a net impact on revenue of $1.3 million and $(2.8) million, respectively, when compared to the same period in 1995.

	For the first nine months of 1996, natural gas liquid revenues increased 22 percent to $7.9 million. Compared to the prior year, realized prices increased 23 percent, contributing $1.5 million to the increase in revenues, while production remained relatively flat.

OTHER REVENUES AND OPERATING EXPENSES

	During the third quarter and first nine months of 1996, Apache's gas gathering, processing and marketing revenues increased 68 percent and 38 percent, respectively, to $31.1 million and $96.4 million, driven primarily by increased product prices. Although revenues have increased with respect to these activities, lower crude oil marketing margins were realized for the quarter and nine months ended September 30, 1996 compared to the same periods in 1995.

	Other revenue during the third quarter of 1996 declined $3.0 million when compared to the same period of 1995. Current period other revenue consists of Canadian royalty credits offset by the loss on the sale of stock held for investment. Last year's results primarily included proceeds received from contract settlements. For the first nine months of 1996, other revenue included a gain on the sale of stock held for investment of $.8 million and Canadian royalty credits of $.8 million. Prior year other revenue was $6.3 million higher due primarily to the proceeds received from contract settlements.

	The Company's DD&A expense for the third quarter and first nine months of 1996 totaled $81.4 million and $229.6 million, respectively, compared to $74.6 million and $223.3 million for the comparable periods in 1995. On an equivalent barrel basis, full cost DD&A increased $.23 per Boe, from $5.28 per Boe to $5.51 per Boe, in the third quarter of 1996 compared to the third quarter of 1995. For the nine months ended September 30, 1996, the full cost DD&A rate totaled $5.43 per Boe, compared to $5.34 per Boe in 1995.

	Operating costs, including lease operating expense and severance taxes, increased slightly from $54.4 million in the third quarter of 1995, to $56.6 million for the same period in 1996. For the first nine months of 1996, operating costs totaled $163.5 million, an increase of $8.6 million, or six percent, over the same period in 1995. For the third quarter and first nine months of 1996, lease operating expense, excluding severance taxes, totaled $47.5 million and $136.9 million, respectively, a slight increase from the same periods in 1995. On an equivalent barrel basis, lease operating expense for the third quarter declined from $3.46 per Boe in 1995 to $3.43 per Boe in 1996, primarily as a result of cost reduction efforts implemented in early 1996 and continued throughout the year. For the first nine months of 1996, lease operating expense averaged $3.43 per Boe, a five-percent increase from $3.27 for the same period in 1995. This increase was due to the Company's property mix shifting more to longer-lived onshore oil producing properties, resulting from the properties obtained in the Texaco acquisition, which typically have a higher per-unit cost than higher producing, shorter-lived offshore gas producing properties. This shift did not occur until March 1995, and therefore, the first nine months of 1995 do not fully reflect these activities. The Company's Egyptian activities are also impacting 1996 results as the operations are slightly additive to the Company's cost structure on an equivalent barrel basis.

	Administrative, selling and other costs in the third quarter of 1996 increased $1.2 million, or 15 percent, from a year ago, while costs for the first nine months of 1996 decreased $1.8 million, or six percent. The increase, when comparing third quarter 1996 to third quarter 1995, is the result of one-time adjustments, related to the Company's adjustment of costs to assimilate properties acquired in early 1995, in the third quarter of 1995. The year-to-date decline is a result of the Company's continuing efforts to control costs and its ability to integrate the assets and operations acquired in 1995 with minimal increase in administrative staff. On an equivalent barrel basis, general and administrative expense declined five percent, to $.65 per Boe, for the first nine months of 1996, as compared to the respective period in 1995.

	Net financing costs for the third quarter decreased $4.6 million, or 24 percent, from the prior year due to lower gross interest costs incurred and higher amounts of interest capitalized. Gross interest costs incurred decreased $1.0 million due to a .39-percent decrease in Apache's weighted average interest rate, partially offset by a $17.2 million increase in average debt outstanding during the third quarter of 1996 as compared to the third quarter of 1995. Capitalized interest, which is based on the carrying value of unproved properties, increased $4.3 million for the third quarter due to the acquisitions made in 1995 and 1996 and the resulting increase in the unproved property base.

	Net financing costs decreased 18 percent from $54.9 million in the first nine months of 1995 to $45.0 million in the first nine months of 1996 due to a lower weighted average interest rate and an increase in capitalized interest, partially offset by higher average debt outstanding as compared to last year.


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

	Capital Expenditures - A summary of oil and gas capital expenditures during the first nine months of 1996 and 1995 is presented below:

	(In millions)	                               1996      	1995
                                           		-------  	-------
	Exploration and Development:
	  North America	                          $ 	245.1	  $ 	178.9
	  International	                             	86.2	     	46.7
                                          		-------    	------
	Total	                                    $ 	331.3	  $ 	225.6
                                          		=======    	======

	Acquisitions of Oil and Gas Properties	   $ 	415.0	  $ 	744.9
                                         			=======    	======

	In North America, Apache completed 179 producing wells out of 240 wells drilled during the first nine months of 1996; while internationally, the Company discovered 13 new producers of 21 wells drilled. Worldwide, Apache was drilling or completing an additional 77 wells as of September 30, 1996.
In addition, the Company completed 307 production enhancement projects, including 145 recompletions, during the first nine months of 1996. The Company was able to fund its worldwide exploration and development expenditures with cash provided by operating activities during the first nine months of 1996.

	Oil and gas property acquisitions, excluding gathering facilities, totaled $415.0 million in the first nine months of 1996, consisting primarily of $331.2 million related to the acquisition of proved and unproved oil and gas properties from Phoenix. The remaining $83.8 million in property acquisitions for 1996 reflects the Company's focus on expanding its ownership to areas where it has significant existing operations and in properties and fields in which it already holds an interest. Included in 1995 are the Company's purchases of 315 oil and gas fields from Texaco Exploration and Production, Inc. in March 1995, and the acquisition of substantially all the oil and gas assets of Aquila Energy Resources Corporation in September 1995. Apache divested $222.0 million of non-core oil and gas properties in the first nine months of 1995; and during the first nine months of 1996, the Company divested a small number of non-core properties for $3.7 million.

Capital Resources and Liquidity

	Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first nine months of 1996 totaled $343.8 million, an increase of 72 percent from the $200.3 million provided in 1995. This increase was due primarily to higher product prices and lower working capital requirements as compared to last year.

	Long-Term Borrowings - During February 1996, Apache completed the issuance of $100 million principal amount, $99.6 million after discount, of senior unsecured 7.7-percent notes due March 15, 2026. In April 1996, the Company issued $180 million principal amount, $178.5 million net of discount, of senior unsecured 7.95-percent notes due on April 15, 2026. In November 1996, Apache completed the issuance of $150 million, $149.2 million after discount, of senior unsecured 7.625-percent debentures due November 1, 2096. The proceeds from these issuances were used to repay a portion of the Companys revolving credit facility and for general corporate purposes.

	The two 30-year note and the Century Bond offerings were placed during periods when 30-year interest rates on Treasury bills were near historic 20-year lows. Further, the Century Bonds were issued following recent upgrades of the Company's long-term debt ratings which resulted in a significant narrowing in the spread over the treasury bond yields. In addition to the benefits of securing longer-term financing at favorable interest rates and reducing Apache's exposure to future adverse interest rate fluctuations, the issuance of the 30-year notes improved the Company's liquidity as the borrowing base under the Company's global credit facility was reduced by an amount less than the net proceeds received from issuing the notes.

	On October 31, 1996, Apache replaced its existing $1 billion revolving bank credit facility with a global credit arrangement that provides Apache with greater borrowing availability, increased tax efficiency and a lower cost of bank debt. Consisting of three separate bank facilities tied together by an inter-creditor agreement, the new arrangement adds Apache's oil and gas reserve values in Australia and Canada to those in the U.S. in determining the Company's borrowing capacity. The facilities consist of $125 million of credit commitments each in Australia and Canada, and a $750 million credit commitment in the U.S. In connection with securing the global credit facility, the Company repaid certain of its subsidiary debt, including the DEK Energy Company 10-percent notes and the Bank of Montreal and AEL acceptance facilities, all of which had higher interest rates than under the new facility. As of October 31, 1996, Apache's global borrowing base under the new facility was $947 million, of which defined borrowing base debt was $745 million, leaving $202 million available for additional borrowing.

	During September 1996, Moody's Investor's Service upgraded the Company's senior long-term debt rating from Baa3 to Baa1. Historically, such a two-notch rating improvement for an existing investment grade company is uncommon. In addition, Apache's subordinated debt rating was raised three levels, to Baa2 from Ba2. According to Moody's, the upgrade was the result of several Apache developments, including the Company's lower debt-to-equity ratio, higher earnings and cash flow, lower interest expense, successful expansion in Egypt and Western Australia, and a shift in the Company's strategy toward growing reserves and production primarily through drilling. Also in September 1996, Standard & Poor's revised its outlook to "positive" from "stable" on Apache's long-term unsecured debt, currently rated BBB.

	In October 1996, Duff & Phelps Credit Rating Co. upgraded the Company's (i) senior debt and medium-term notes to A- from BBB+, (ii) convertible subordinated eurobonds to BBB+ from BBB, and (iii) commercial paper to D-1-(Single-D-Minus) from D-2.

	Liquidity - The Company had $13.2 million in cash and cash equivalents on hand at September 30, 1996, down slightly from the $13.6 million at December 31, 1995. Apaches ratio of current assets to current liabilities increased slightly from .90:1 at December 31, 1995, to .91:1 at September 30, 1996.

	Management believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Companys financial obligations to meet future liquidity needs for at least the next two fiscal years.


FUTURE TRENDS

	Apaches growth strategy has been to increase oil and gas reserves, production and cash flow through a combination of acquisitions, moderate-risk drilling and development of existing properties. In recent years, however, Apache has focused primarily on a number of large property acquisitions. Having obtained a sizable, balanced and diversified base of core assets in six North American and two international areas, the Company expects to continue to focus, during the remainder of 1996 and into 1997, on reserve enhancement and cash flow acceleration in these areas. The Company projects international exploration and development expenditures to double from those incurred in 1995, as Apache continues to exploit its exploration and production interests in Western Australia and in Egypt, and its exploration interests in, among other areas, Indonesia and offshore of the Ivory Coast. Exploration and development expenditures are being reviewed quarterly in light of fluctuating product prices and Apache's objective to fund operations through internally generated cash flow.


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

	The information set forth in Note 8 to the Consolidated Financial Statements contained in the Company's Form 10-K for the year ended December 31, 1995 (filed with the Securities and Exchange Commission on March 27, 1996) is incorporated herein by reference.


ITEM 2.	CHANGES IN SECURITIES

		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		None.

ITEM 5.	OTHER INFORMATION

		None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 11.1 Computation of Earnings per Share.
 27.1 Financial Data Table.

(b) Reports filed on Form 8-K.

	The following current report was filed during the fiscal quarter ended September 30, 1996:

	Form 8-K dated September 24, 1996 -

		Item 5. Cautionary Statement with Respect to Forward-Looking Information - as required by the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995,
Apache identified the factors that could cause their future results and stockholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of Apache. Factors discussed include reserves, prices, hedging, acquisition risks, operating risks, insurance, competition, government regulations, title to interests, general economic conditions and risks of non-U.S. operations.

                              SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	                              			APACHE CORPORATION




Dated:	November 14 ,1996         	/s/ Mark A. Jackson
                              				--------------------------------
                              				Mark A. Jackson
                              				Vice President and Chief Financial Officer



Dated:	November 14 ,1996         	/s/ Thomas L. Mitchell
                              				-------------------------------
                              				Thomas L. Mitchell
                              				Controller and Chief Accounting Officer