Form 10-K
period 1996-12-31
APACHE CORP
filed 1997-03-28
CIK 6769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[MARK ONE]

  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996,

                                      OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER 1-4300

                               APACHE CORPORATION

      A DELAWARE CORPORATION                      IRS EMPLOYER NO. 41-0747868

                              ONE POST OAK CENTRAL
                       2000 POST OAK BOULEVARD, SUITE 100
                           HOUSTON, TEXAS 77056-4400
                        TELEPHONE NUMBER (713) 296-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                           ON WHICH REGISTERED
                  -------------------                           -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by
  non-affiliates of registrant as of February 28, 1997......  $2,920,499,216
Number of shares of registrant's common stock outstanding as
  of February 28, 1997......................................      90,208,470

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to registrant's 1997 annual meeting of shareholders have been incorporated by reference into Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION

                                ITEM                                  PAGE
                                ----                                  ----
                                  PART I
  1.    BUSINESS....................................................    1
  2.    PROPERTIES..................................................   10
  3.    LEGAL PROCEEDINGS...........................................   14
  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   14

                                 PART II
  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.......................................   14
  6.    SELECTED FINANCIAL DATA.....................................   15
  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.................................   16
  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   24
  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE..................................   24

                                 PART III
 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   25
 11.    EXECUTIVE COMPENSATION......................................   25
 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT................................................   25
 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   25

                                 PART IV
 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.......................................................   25

     All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (b/d) and thousands of cubic feet of gas per day (Mcf/d) or millions of British thermal units per day (MMBtu/d), respectively. Gas sales volumes may be expressed in terms of one million British thermal units (MMBtu), which is approximately equal to one Mcf. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, Apache's exploration and production interests are focused on the Gulf of Mexico, the Anadarko Basin, the Permian Basin, the Gulf Coast and the Western Sedimentary Basin of Canada. Outside of North America, Apache has exploration and production interests offshore Western Australia and in Egypt, and exploration interests in Indonesia, offshore The People's Republic of China and offshore the Ivory Coast. Apache common stock, par value $1.25 per share, has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

     Apache holds interests in many of its U.S., Canadian and international properties through operating subsidiaries, such as MW Petroleum Corporation
(MW), Apache Canada Ltd., DEK Energy Company (DEKALB, formerly known as DEKALB Energy Company), Apache Energy Limited (AEL, formerly known as Hadson Energy Limited), Apache International, Inc., Apache Overseas, Inc. and The Phoenix Resource Companies, Inc. Properties referred to in this document may be held by those subsidiaries. Apache treats all operations as one segment of business.

1996 RESULTS

     In 1996, Apache had net income of $121.4 million, or $1.42 per share, on total revenues of $977.2 million. Net cash provided by operating activities during 1996 was $490.5 million.

     The year 1996 was Apache's 19th consecutive year of production growth and ninth consecutive year of oil and gas reserves growth. Apache's average daily production was 53.2 Mbbls of oil and 561 MMcf of natural gas for the year. Giving effect to 1996 acquisitions, dispositions and drilling activity, the Company's estimated proved reserves increased by 85.6 MMboe in 1996 over the prior year to 506.2 MMboe, of which approximately 54 percent of total reserves was natural gas. Based on 420.6 MMboe reported at year-end 1995, Apache's reserve growth during the year reflects replacement of 257 percent of the Company's 1996 production, including approximately 179 percent through drilling, revisions, recompletions, workovers and other production enhancement projects. Apache's active drilling and production-enhancement program yielded 279 new producing U.S. and Canadian wells out of 370 attempts and involved 344 major North American workover and recompletion projects during the year.

     At December 31, 1996, Apache had interests in approximately 4,564 net oil and gas wells and 1,523,405 net developed acres of oil and gas properties. In addition, the Company had approximately 791,627 net undeveloped acres under U.S. and Canadian leases and 6,881,900 net undeveloped acres under international exploration and production rights.

APACHE'S GROWTH STRATEGY

     Apache's growth strategy is to increase oil and gas reserves, production, and cash flow through a combination of exploratory drilling, development of its inventory of existing projects and, principally in North America, tactical acquisitions meeting defined financial parameters. The Company's drilling program emphasizes reserve additions through exploratory drilling primarily on its international interests, and moderate-risk drilling primarily on its North American interests. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to increase its profit margins.

     Apache's international investments and exploration activities are an important component of its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's U.S. and Canadian activities, it offers potential for greater rewards and significant reserve additions. Apache directed its international efforts in 1996 toward development of certain discoveries offshore Western Australia and in Egypt, and toward further exploration efforts on its concessions in Egypt, offshore The People's Republic of China, in Indonesia, and offshore the Ivory Coast of western Africa. Apache believes that reserve additions in these international areas may be made through higher-risk exploration and through improved production practices and recovery techniques.

     For Apache, property acquisition is only one phase in a continuing cycle of business growth. Apache's aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires a well-planned and carefully executed property development program and, where appropriate, a selective program of property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development; as a result, the Company operates properties accounting for over 75 percent of its production.

1996 ACQUISITIONS AND DISPOSITIONS

     The Company entered into the Agreement and Plan of Merger dated March 27, 1996 (the Merger Agreement) with The Phoenix Resource Companies, Inc. (Phoenix), providing for a merger in which Phoenix would become a wholly owned subsidiary of the Company (the Merger). On May 20, 1996, the transaction was approved by the Phoenix shareholders and the Merger was consummated. Pursuant to the Merger Agreement, each of the 16.2 million shares of Phoenix common stock then outstanding was converted into the right to receive .75 shares of Apache common stock, with any fractional shares paid in cash, without interest, and $4.00 in cash, resulting in a total of 12.2 million shares of Apache common stock being issued and approximately $65 million being paid in respect of the Phoenix common stock.

     Phoenix's principal assets are its interest in the Khalda and Qarun oil and gas concessions located in the Western Desert of Egypt, which in the aggregate contain 18 oil fields and six gas fields. Phoenix's oil and gas operations are currently conducted through Egyptian operating companies owned jointly by the Egyptian General Petroleum Corporation (EGPC), Phoenix and certain other participants, including the Company in the Qarun concession. In conjunction with the Merger, George D. Lawrence Jr., former president and chief executive officer of Phoenix, joined Apache's board of directors.

     During 1996, Apache also acquired oil and gas properties and seismic data in North America and Egypt in transactions whose purchase prices totaled approximately $115 million, the most significant of which was the purchase of interests in offshore blocks in the Gulf of Mexico from Hall-Houston Oil Company (Hall-Houston) and related entities in August for approximately $46 million. In 1996, Apache also disposed of oil and gas properties and gas plants in transactions whose sales proceeds totaled approximately $30.1 million. In addition, Apache monetized certain gas properties entitled to Internal Revenue Code Section 29 Tax Credits in two transactions with the Apache Series 1996-A Trust, whose managing trustee is Apache and whose non-managing trustee is FC Energy Finance I, Inc. Total net proceeds from these two transactions were approximately $23 million.

EXPLORATION AND PRODUCTION

     The Company's North American exploration and production activities are divided into five operating regions Offshore, Midcontinent, Western, Gulf Coast and Canadian regions. Approximately 82 percent of the Company's proved reserves are located in the five North American regions. Following the Phoenix Merger, Egypt became an important region for Apache. The Company's Egyptian operations are headquartered in Cairo. Apache conducts its Australian exploration and production and its Indonesian exploration through its Australian region. Information concerning the amount of revenue, operating income and identifiable assets attributable to U.S., Canadian and international operations, respectively, is set forth in the Supplemental Oil and Gas Disclosures under
Item 8 below.

     Offshore. The Offshore region (referred to as the Gulf of Mexico region in 1995) includes all of Apache's interests in properties offshore Texas, Louisiana and Alabama. In 1996, Offshore produced approximately 11.8 MMboe and $181 million in production revenue for the year. At December 31, 1996, the

Offshore region held 346,806 net acres, located in both state and federal waters, and accounted for 45.8 MMboe, or nine percent, of the Company's year-end 1996 total estimated proved reserves. Apache's operations in the Offshore region focused on workovers and recompletions, which totaled 33 in the region for 1996. Apache participated in 19 wells which were drilled in the region during the year, 10 of which were completed as producers. For 1996, Apache's gas production from the Offshore region was approximately 61,554 MMcf.

     Midcontinent. Apache's Midcontinent region operates in Oklahoma, eastern Texas and northern Louisiana. The region has focused operations on its sizable position in the Anadarko Basin of western Oklahoma. Apache has drilled and operated in the Anadarko Basin for nearly four decades, developing an extensive database of geologic information and a substantial acreage position. The Midcontinent region produced approximately 12 MMboe for the year, creating $167 million in production revenue for the Company.

     At December 31, 1996 Apache held an interest in 409,033 net acres in the region, which accounted for approximately 106.5 MMboe, or 21 percent, of Apache's total estimated proved reserves. Apache participated in drilling 103 wells in the Midcontinent region during the year, 85 of which were completed as producing wells. The Company performed 26 major workover and recompletion operations in the region during 1996.

     Western. The Western region includes assets in the Permian Basin of western Texas and New Mexico, the Green River Basin of Colorado and Wyoming and the San Juan Basin of New Mexico. The Western region was Apache's leading region for oil and gas sales for 1996, producing approximately 10.4 MMboe and $185 million in oil and gas revenue, 22 percent of the Company's production revenues during 1996. At December 31, 1996, the Company held 649,820 net acres in the region, which accounted for 137.4 MMboe, or 27 percent, of the Company's total estimated proved reserves. Apache participated in drilling 128 wells in the Western region, 103 of which were productive wells. Apache performed 30 major workovers and recompletions in the Western region during the year.

     Gulf Coast. The Gulf Coast region encompasses the Texas and Louisiana coasts, central Texas and Mississippi. In 1996, the Gulf Coast region contributed approximately $182 million in revenues from production of 9.9 MMboe for the year. The region was one of the most active in the Company in the number of workover and recompletion projects completed and the number of wells drilled. The Company performed 226 major workover and recompletion operations during 1996 in the Gulf Coast region and participated in drilling 43 wells, 31 of which were completed as producers. As of December 31, 1996, the region encompassed 273,568 net acres, and accounted for 69.5 MMboe, or 14 percent, of the Company's year-end 1996 total estimated proved reserves.

     Canada. Exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta and British Columbia. The region produced approximately 5.5 MMboe, 83 percent of which was natural gas, and generated $48 million in oil, gas and natural gas liquids sales, six percent of the Company's production revenues in 1996. Apache participated in drilling 77 wells in this region during the year, 50 of which were completed as producers. The Company performed 29 workovers and recompletions on operated wells during 1996. At December 31, 1996, the region encompassed approximately 409,120 net acres, and accounted for 57.1 MMboe, or 11 percent, of the Company's year-end 1996 total estimated proved reserves.

     Egypt. At year end, Apache held 6,051,867 net acres in Egypt, accounting for 58.6 MMboe of estimated proved reserves or 12 percent of Apache's total estimated proved reserves. As a result of the acquisition of Phoenix in May 1996 (see "1996 Acquisitions and Dispositions"), Apache owns a 75 percent interest in the Qarun Block and a 40 percent interest in the Khalda Block, both in the Western Desert of Egypt. At year end, the Qarun Block, which Apache operates, consisted of approximately 1,927,000 acres, of which approximately 46,500 were classified as developed. Currently, the Qarun Block is producing approximately 27,000 b/d from 13 wells, which is being sold to EGPC. The Khalda Block consists of approximately 2,416,000 acres, of which approximately 318,500 were classified as developed as of year end. The Khalda Block is currently producing approximately 33,000 b/d from 78 wells, which is transported to market by pipeline to a point west of Alexandria, Egypt. Future production of gas from Khalda is expected to be delivered for sale to EGPC at a point west of Alexandria, Egypt, via a 34-inch gas pipeline, construction of which is scheduled to commence in

1997 and to be completed by 1999. The costs of building the pipeline will be borne by Apache, the other Khalda participants and the owners of a neighboring block. Construction costs paid by Apache and the other Khalda participants will be recoverable from oil and gas production from the Khalda Block.

     Both the Khalda and Qarun Concession Agreements provide that Apache and its partners in the concessions will pay all of the operating and capital costs for developing the concessions, while the production will be split between EGPC and the partners. Up to 40 percent of the oil and gas produced from each of the concessions is available to the Company and its partners to recover operating and capital costs for the applicable concession. To the extent eligible costs exceed 40 percent of the oil and gas produced and sold from a concession in any given quarter, such excess costs may be carried into future quarters without limit. The remaining 60 percent of all oil and gas produced from the concessions is divided between EGPC and Apache and its partners, with the percentage received by Apache and its partners reducing as the gross daily average of oil and gas produced on a quarterly basis increases. Under the Khalda Agreement, capital costs are amortized over four years, while the Qarun agreement provides for a five year amortization.

     In addition to the Qarun and Khalda Blocks, Apache holds a 50 percent interest in 459,600 acres in the Darag Block in the northern Gulf of Suez, and a 50 percent interest in the 6,820,000 acre East Beni Suef Block immediately to the south of the Qarun Block. Both the Darag and East Beni Suef Blocks are in the early stages of evaluation, and exploratory drilling is expected to begin in the latter part of 1997. In January 1997, Apache completed the purchase from Mobil Exploration Egypt, Inc. of interests in three blocks in the Western Desert of Egypt; a 24 percent interest in the 3,212,000-acre North East Abu Gharadig Block, a 50 percent interest in the 1,384,000-acre East Bahariya Block, and a one-third interest in the 3,100,000-acre West Mediterranean Block No. 1 (partly onshore and partly offshore).

     Australia. Western Australia became an important region for Apache after the 1993 acquisition of Hadson Energy Resources Corporation (subsequently known as Apache Energy Resources Corporation or AERC). In 1996, the region generated three percent of the Company's revenues for the year. Natural gas production in the region increased by 45 percent from the prior year to approximately 13.9 MMcf/d in 1996. Average daily oil production decreased by 26 percent to approximately 2,318 b/d in 1996, primarily as a result of natural depletion. As of December 31, 1996, Apache held 64,410 net developed acres and 607,878 net undeveloped acres in Western Australia. Apache acts as operator for most of its properties in Western Australia through a wholly owned subsidiary, AEL.

     During 1996, Apache's estimated proved reserves in Australia increased by 60 percent to 31.3 MMboe, six percent of the Company's total estimated proved reserves at year end. The increase in Australia reserves was primarily attributable to natural gas reserves booked at the East Spar discovery which were recorded only after the Company had entered into agreements for the sale and delivery of such gas. Through AEL and its subsidiaries, Apache operates the Harriet Gas Gathering Project, a gas processing and compression facility with a throughput capacity of 100 MMcf/d, and a 60-mile, 12-inch offshore pipeline with a throughput capacity of 175 MMcf/d. See "Oil and Natural Gas Marketing."

     Other International Operations. Outside of Canada, Egypt and Australia, Apache currently has exploration interests in Indonesia, offshore The People's Republic of China and offshore the Ivory Coast.

     In Indonesia, Apache holds a 39 percent interest in and operates the Bentu Segat Block on Central Sumatra, on which an undeveloped gas field is located. Negotiations with potential buyers for the gas are continuing.

     Apache is also the operator, with a 50 percent interest, of the Zhao Dong Block in the Bohai Bay, offshore The People's Republic of China. In 1994 and 1995, discovery wells tested at rates between 1,300 and 4,000 b/d of oil. The Company elected to proceed with the second exploration phase, commencing in May 1996, which involves a commitment to drill two additional exploratory wells. In early 1997, a new well tested at rates up to 11,571 b/d of oil, and the Company is currently evaluating the discovery areas for commercial potential. In March 1997, Apache gave XCL-China Ltd., which is the owner of the remaining 50 percent interest in the Zhao Dong Block, default notices of nonpayment totaling approximately $7.8 million (not including interest) owed on its share of joint account expenses.

     In the Ivory Coast, Apache drilled an exploratory well in 1996 on the CI-27 offshore Block, confirming the existence of substantial reserves of gas in the Foxtrot field and the produceability of some oil from the field's lower horizons. Apache is the operator of the block, holding a 40 percent interest. Discussions with potential gas buyers are taking place.

OIL AND NATURAL GAS MARKETING

     On October 27, 1995, wholly owned affiliates of each of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC, a Delaware limited liability company (ProEnergy). ProEnergy became fully operational on April 1, 1996, and markets substantially all of its members' domestic natural gas pursuant to member gas purchase agreements having an initial term of 10 years, subject to early termination following specified events. The price of gas purchased by ProEnergy from its members is based upon agreed to published indexes. ProEnergy also provides its members with certain contract administration and other services.

     ProEnergy's limited liability company agreement provides that capital funding obligations, allocations of profit and loss and voting rights are calculated based upon the members' respective throughputs of natural gas sold to ProEnergy. Each member's liability with respect to future capital funding obligations is subject to certain limitations. Natural gas throughputs are calculated, profit distributed, and/or capital called on a quarterly basis. As of December 31, 1996, the Company held an approximate 44 percent interest in ProEnergy.

     Apache is delivering natural gas under several long-term supply agreements with terms greater than one-year. In connection with the acquisition of substantially all of the oil and natural gas assets (the Aquila Assets) of Aquila Energy Resources Corporation (Aquila) in September 1995, the Company entered into a five-year, four-month premium-price gas contract under which Aquila Energy Marketing Corporation agreed to purchase 20 to 25 MMcf of gas per day from Apache at a price of $2.80 per Mcf in 1997, escalating to $3.20 per Mcf in the year 2000. In December 1994, the Company signed a long-term gas contract under which Apache received an advance payment of $67.4 million. Apache will supply the purchaser with approximately 43 Bcf of gas over a six-year period which began in January 1995, with volumes averaging 20 MMcf/d.

     Apache is also delivering natural gas under several such contracts with various cogeneration facilities. One such agreement provides that Apache will supply a minimum of 51.1 Bcf over 10 years for use in electric power generation from a cogeneration facility located in northeast Texas. Under the agreement, deliveries of approximately 20 MMcf/d began in early 1997. Another such agreement, which expires at the end of September 2005, requires Apache to deliver 20 MMcf/d to a cogeneration facility at a price escalating yearly. In 1996, the price under this agreement was $3.08 per MMcf. Apache is also a party to an agreement that provides for delivery of up to 9.6 MMcf/d to a cogeneration facility at a price that escalates yearly. As of the end of 1996, the price under this agreement was $3.10 per MMcf. The final agreement, which will terminate at the end of 2001, calls for Apache to supply up to 12 MMcf/d.

     Apache assumed its own U.S. crude oil marketing operations in 1992. Most of Apache's crude oil production is sold through lease-level marketing to refiners, traders and transporters, generally under 30-day contracts that renew automatically until canceled.

     Oil produced from Canadian properties is sold to crude oil purchasers or refiners at market prices which depend on world-wide crude prices adjusted for transportation and crude quality. Natural gas produced from Canadian properties is sold to major aggregators of natural gas, gas marketers and direct users under long and short-term contracts. The oil and gas contracts provide for sales at specified prices, or at prices which are subject to change due to market conditions.

     The Company diversifies the markets for its Canadian gas production by selling directly or indirectly to customers through aggregators and brokers in the United States and Canada. Apache transports natural gas via the Company's firm transportation contracts to California (12 MMcf/d) and to the Province of Ontario, Canada (four MMcf/d) through end-users' firm transportation contracts. Pursuant to an agreement entered into in 1994, the Company is also selling five MMcf/d of natural gas to the Hermiston Cogeneration Project, located in the Pacific Northwest of the United States. In 1996, the Company entered into an agreement with Westcoast Gas Services, Inc. for the sale of 5,000 MMBtu/d for delivery in the United States for a 10 year term. Sales under the contract are contingent on regulatory approval of the required pipeline expansion, and are expected to begin in 1998.

     In Australia, the Company has two contracts to deliver 32 Bcf of gas from the East Spar field for industrial uses, including mining operations, a power station and a nickel refinery. The contracts provide for an average daily rate of 15 MMcf/d net to the Company. To provide deliveries under the contracts while the East Spar development is under construction, the Harriet and East Spar joint ventures, in both of which a subsidiary of the Company is a participant, entered into a gas sales agreement under which the Harriet Joint Venture is supplying 42 MMcf of gas per day to East Spar's industrial customers. Apache operates the Harriet Joint Venture and acts as contractor for the East Spar Joint Venture, holding a 22.5 percent interest in Harriet and a 20 percent interest in East Spar.

     In 1995, the Harriet Joint Venture entered into a take-or-pay contract to supply natural gas under which AEL has committed 14 Bcf of reserves for delivery over a 10-year period. Approximately 20 Bcf of AEL's proved gas reserves are dedicated to the Gas Corporation of Western Australia, a corporation owned by the government of Western Australia doing business as AlintaGas, under a long-term contract which will expire in 2001. The agreement contains take-or-pay provisions that require AlintaGas to purchase a minimum of 35 MMcf/d (approximately eight MMcf/d net to AEL) through the remainder of the contract term. Payments received under this contract are in Australian dollars.

     AEL marketed all oil and natural gas liquids produced from its interests in the Harriet field during 1996 through a contract with Marubeni International Petroleum (Singapore) Pte Limited (Marubeni). Pricing under the contract in 1996 represented a fixed premium to the quoted market prices of Tapis crude oil, with payment made in U.S. dollars. In 1996, production sold under this contract realized an average price of $22.33 per barrel (exclusive of the impact of hedging activities). At the beginning of January 1997, the Marubeni contract was terminated and replaced by a similar contract with Glencore International AG, which includes East Spar liquids production.

     In Egypt, oil from the Qarun Block is delivered by pipeline to tanks owned by the Company and its partners in the Qarun Concession at the Dashour pumping station northeast of the Qarun Block or by truck to the Tebbin refinery south of Alexandria, Egypt. At the discretion of the operator of the pipelines, oil from the Qarun Block is put into the two 42-inch diameter SUMED pipelines, which transport significant quantities of Egyptian and other crude oil from the Gulf of Suez to Sidi Kherir, west of Alexandria, Egypt, on the Mediterranean Coast. All Qarun and Khalda crude oil is currently sold to EGPC. In 1996, the Company and its partners in the Khalda Block entered into a take or pay contract with EGPC, which obligates EGPC to pay for 75 percent of 200 MMcf/d of future production of gas from the Khalda Block. Sales of gas under the contract are expected to begin in 1999 upon completion of the gas pipeline from the Khalda Block.

OIL AND NATURAL GAS PRICES

     Natural gas prices remained volatile during 1996 with New York Mercantile Exchange (NYMEX) spot-market prices at the Henry Hub ranging from $1.89 per MMbtu in October to $3.61 per MMbtu in December. Fluctuations are largely due to natural gas supply and demand perceptions. Apache's average realized gas price of $2.02 per Mcf for 1996 increased 29 percent from the prior-year average of $1.57 per Mcf. Apache's 1995 average realized natural gas price was 12 percent lower than the 1994 average price of $1.78 per Mcf.

     Due to minimum price contracts which escalate at an average of 80 percent of the Australian consumer price index, AEL's natural gas production in Western Australia is not subject to the same degree of price volatility as Apache's U.S. and Canadian gas production; however, natural gas sales under such Australian minimum price contracts represent less than two percent of the Company's total natural gas sales at the end of 1996. Total Australian gas sales in 1996, including long-term contracts and spot sales averaged $1.96 per Mcf, a five percent increase over the 1995 average of $1.86 per Mcf.

     In Egypt, all oil production from the Khalda and Qarun Blocks is currently sold to EGPC on a spot basis at a "Western Desert" price which is applied to virtually all production from the Western Desert and is announced from time to time by EGPC. On December 31, 1996, that price was $23.74 per barrel. Discussions with EGPC regarding the possibility of exporting Qarun oil production are continuing. Once gas sales from the Khalda Block commence, the gas is expected to be sold for a price which on a Btu basis is equivalent to 85 percent of the price of Suez Blend crude oil, FOB Mediterranean. Based on this pricing formula, the price of Khalda gas per Mcf (at 1000 Btu per Mcf) would have been roughly $3.80 at the end of 1996.

     Oil prices remained vulnerable to unpredictable political and economic forces during 1996, but did not experience the wide fluctuations seen in natural gas prices during the year. Apache believes that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), events in the Middle East and other factors associated with the world political environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of world-wide energy supplies and the competitive relationships and consumer perceptions of various energy sources, the Company is unable to predict what changes will occur in crude oil and natural gas prices.

     Apache's worldwide crude oil price averaged $20.84 per barrel in 1996, up 22 percent from the average price of $17.09 per barrel in 1995, and 33 percent higher than the average price of $15.65 per barrel in 1994. The Company's average crude oil price for its Australian production, including production sold under the Marubeni contract, was $22.33 per barrel in 1996, 20 percent higher than the average price in 1995.

     Terms of the acquisition of MW from Amoco Production Company (Amoco) included an oil and gas price sharing provision under which certain price sharing payments may be payable to Amoco. Under this provision, to the extent that oil prices exceed specified reference prices that rise to $33.12 per barrel over the eight-year period ending June 30, 1999, and to the extent that gas prices exceeded specified reference prices that rose to $2.68 per Mcf over the five-year period ended June 30, 1996, Apache will share the excess price realization with Amoco on a portion of the MW production. Apache was not required to make any price sharing payments to Amoco in 1996.

     From time to time, Apache buys or sells contracts to hedge a limited portion of its future oil and gas production against exposure to spot market price changes. See Note 9 to the Company's consolidated financial statements under Item 8 below.

     The Company's business has been and will continue to be affected by future worldwide changes in oil and gas prices and the relationship between the prices of oil and gas. No assurance can be given as to the trend in, or level of, future oil and gas prices.

RESERVE VALUE CEILING TEST

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred income taxes. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities. The Company had no write-downs due to ceiling test limitations during 1996.

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

     Apache's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. The effect of these orders has been to enable the Company to market its natural gas production to purchasers other than the interstate pipelines located in the vicinity of its producing properties. The Company believes that these changes have generally improved the Company's access to transportation. To date, Apache has not experienced any material adverse effect on its gas marketing activities as a result of these FERC orders; however, the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on its future gas marketing activities.

ENVIRONMENTAL MATTERS

     Apache, as an owner or lessee and operator of oil and gas properties, is subject to various federal, provincial, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas.

     Apache maintains insurance coverage which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1996, which would have a material impact upon the Company's financial position or results of operations.

     Apache has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. The Company has established policies for continuing compliance with environmental laws and regulations, including regulations applicable to its operations in Canada, Australia and other countries. Apache also has established operational procedures and training programs designed to minimize the environmental impact of its field facilities. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters; however, the Company does not believe any such additional expenses are material to its financial position or results of operations.

     Although environmental requirements have a substantial impact upon the energy industry, generally these requirements do not appear to affect Apache any differently, or to any greater or lesser extent, than other companies in the industry. Apache does not believe that compliance with federal, state, local or foreign country provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries; however, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

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

INSURANCE

     Exploration for and production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life or damage to property or the environment. The Company maintains insurance against certain losses or liabilities arising from its operations in accordance with customary industry practices and in amounts that management believes to be prudent; however, insurance is not available to the Company against all operational risks.

EMPLOYEES

     On December 31, 1996, Apache had 1,256 employees.

OFFICES

     Apache's principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 1996, the Company maintained regional exploration and production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; and Perth, Western Australia.

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

ACREAGE

     The undeveloped and developed acreage including both domestic leases and international production and exploration rights that Apache held as of December 31, 1996, are as follows:

                                      UNDEVELOPED ACREAGE           DEVELOPED ACREAGE
                                    ------------------------     -----------------------
                                      GROSS           NET          GROSS          NET
                                      ACRES          ACRES         ACRES         ACRES
                                    ----------     ---------     ---------     ---------
OFFSHORE
Alabama...........................          --            --        34,560         9,457
Louisiana.........................     135,049        67,230       250,437       117,076
Texas.............................      92,775        53,638       224,514        99,405
                                    ----------     ---------     ---------     ---------
     TOTAL........................     227,824       120,868       509,511       225,938
                                    ----------     ---------     ---------     ---------
MIDCONTINENT
Arkansas..........................       1,581         1,051         4,530         4,015
Kansas............................         280           136            --            --
Louisiana.........................       7,607         6,024        46,559        34,366
Oklahoma..........................     138,074        57,678       508,984       208,986
Pennsylvania......................          --            --           796            38
Texas.............................      41,204        25,029       127,325        71,710
                                    ----------     ---------     ---------     ---------
     TOTAL........................     188,746        89,918       688,194       319,115
                                    ----------     ---------     ---------     ---------
WESTERN
Colorado..........................      58,054        48,017        14,859        14,484
Illinois..........................         140            56            --            --
Michigan..........................         120            16            --            --
New Mexico........................      94,290        52,152        91,306        51,416
Ohio..............................          21            11            --            --
Texas.............................     112,834        49,360       257,400       196,851
Utah..............................       1,400           867         6,647         6,220
Wyoming...........................     392,205       218,218        25,589        12,152
                                    ----------     ---------     ---------     ---------
     TOTAL........................     659,064       368,697       395,801       281,123
                                    ----------     ---------     ---------     ---------
GULF COAST
Alabama...........................       7,656         1,136            --            --
Florida...........................         162            23            --            --
Louisiana.........................      20,618        15,047        93,085        74,244
Mississippi.......................       8,349         4,361         5,832         3,293
Texas.............................      85,700        43,639       207,700       131,825
                                    ----------     ---------     ---------     ---------
     TOTAL........................     122,485        64,206       306,617       209,362
                                    ----------     ---------     ---------     ---------
TOTAL UNITED STATES...............   1,198,119       643,689     1,900,123     1,035,538
                                    ----------     ---------     ---------     ---------
INTERNATIONAL
Canada............................     225,559       147,938       391,108       261,182
Egypt.............................  11,258,320     5,889,592       365,000       162,275
Australia.........................   2,796,480       607,878       339,770        64,410
China.............................      48,680        24,340            --            --
Indonesia.........................     722,290       280,890            --            --
Ivory Coast.......................     198,000        79,200            --            --
                                    ----------     ---------     ---------     ---------
     TOTAL INTERNATIONAL..........  15,249,329     7,029,838     1,095,878       487,867
                                    ----------     ---------     ---------     ---------
TOTAL COMPANY.....................  16,447,448     7,673,527     2,996,001     1,523,405
                                    ==========     =========     =========     =========

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 1996, is set forth below.

                                                         GAS                 OIL
                                                   ---------------     ---------------
                                                   GROSS      NET      GROSS      NET
                                                   -----     -----     -----     -----
Offshore........................................     255        90        70        30
Midcontinent....................................   1,810       696       550       169
Western.........................................     355       116     3,340     1,760
Gulf Coast......................................     385       301     1,130       927
Canada..........................................     470       333       660        89
Egypt...........................................      10         4        94        43
Australia.......................................      10         2        21         4
Other International.............................      --        --        --        --
                                                   -----     -----     -----     -----
       Total....................................   3,295     1,542     5,865     3,022
                                                   =====     =====     =====     =====

GROSS WELLS DRILLED

     The following table sets forth the number of gross exploratory and gross development wells drilled in the last three fiscal years in which the Company participated. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 1996, the Company was participating in 52 wells in the U.S., nine Canadian wells, seven Egyptian wells, two wells in China and one Australian well in the process of drilling.

                                             EXPLORATORY                  DEVELOPMENTAL
                                      --------------------------    --------------------------
                                      PRODUCTIVE    DRY    TOTAL    PRODUCTIVE    DRY    TOTAL
                                      ----------    ---    -----    ----------    ---    -----
1996
United States........................     28        33       61        201        31      232
Canada...............................     23        25       48         27         2       29
Egypt................................      7         4       11         12        --       12
Australia............................      4         6       10          1         1        2
Other International..................     --         1        1         --        --       --
                                          --        --      ---        ---        --      ---
          Total......................     62        69      131        241        34      275
                                          ==        ==      ===        ===        ==      ===
1995
United States........................      9        15       24        129        21      150
Canada...............................     16        13       29         14         5       19
Egypt................................      4         2        6          3        --        3
Australia............................      4         6       10          1         1        2
Other International..................     --         4        4         --         1        1
                                          --        --      ---        ---        --      ---
          Total......................     33        40       73        147        28      175
                                          ==        ==      ===        ===        ==      ===
1994
United States........................     20        17       37        223        39      262
Canada...............................     18        12       30         35         3       38
Egypt................................     --        --       --         --        --       --
Australia............................      1         5        6          2        --        2
Other International..................      6         3        9         --        --       --
                                          --        --      ---        ---        --      ---
          Total......................     45        37       82        260        42      302
                                          ==        ==      ===        ===        ==      ===

NET WELLS DRILLED

     The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache.

                                           EXPLORATORY                   DEVELOPMENTAL
                                   ---------------------------    ---------------------------
                                   PRODUCTIVE    DRY     TOTAL    PRODUCTIVE    DRY     TOTAL
                                   ----------    ----    -----    ----------    ----    -----
1996
United States.....................    17.2       22.8    40.0        77.9       19.1     97.0
Canada............................    18.8       21.5    40.3        24.1        1.4     25.5
Egypt.............................     3.2        3.0     6.2         9.0         --      9.0
Australia.........................     1.1        1.5     2.6         0.2        0.1      0.3
Other International...............      --        0.4     0.4          --         --       --
                                      ----       ----    ----       -----       ----    -----
          Total...................    40.3       49.2    89.5       111.2       20.6    131.8
                                      ====       ====    ====       =====       ====    =====
1995
United States.....................     3.7        6.2     9.9        57.3       14.0     71.3
Canada............................    14.0        9.4    23.4        13.4        3.4     16.8
Egypt.............................     1.0        0.5     1.5         0.6         --      0.6
Australia.........................     1.4        1.8     3.2         0.2        0.7      0.9
Other International...............      --        0.7     0.7          --        0.7      0.7
                                      ----       ----    ----       -----       ----    -----
          Total...................    20.1       18.6    38.7        71.5       18.8     90.3
                                      ====       ====    ====       =====       ====    =====
1994
United States.....................    10.7       10.4    21.1       100.1       27.0    127.1
Canada............................    13.0        7.0    20.0        28.0        2.0     30.0
Egypt.............................      --         --      --          --         --       --
Australia.........................     0.3        1.9     2.2         0.4         --      0.4
Other International...............     2.0        0.5     2.5          --         --       --
                                      ----       ----    ----       -----       ----    -----
          Total...................    26.0       19.8    45.8       128.5       29.0    157.5
                                      ====       ====    ====       =====       ====    =====

PRODUCTION AND PRICING DATA

     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Company, average production costs (excluding severance taxes) and average sales prices.

                               PRODUCTION                                  AVERAGE SALES PRICE
                       ---------------------------     AVERAGE      ---------------------------------
     YEAR ENDED          OIL      NGLS       GAS      PRODUCTION       OIL        NGLS         GAS
    DECEMBER 31,       (MBBLS)   (MBBLS)   (MMCF)    COST PER BOE   (PER BBL)   (PER BBL)   (PER MCF)
    ------------       -------   -------   ------    ------------   ---------   ---------   ---------
  1996...............  19,465      713     205,305      $3.43        $20.84      $16.41       $2.02
  1995...............  18,324      763     210,632       3.34         17.09       12.05        1.57
  1994...............  13,815      724     176,396       2.85         15.65       11.28        1.78

ESTIMATED RESERVES AND RESERVE VALUE INFORMATION

     The following information relating to estimated reserve quantities, reserve values and discounted future net revenues is derived from, and qualified in its entirety by reference to, the more complete reserve and revenue information and assumptions included in the Company's supplemental oil and gas disclosures under
Item 8 below. The Company's estimates of proved reserve quantities of its U.S., Canadian and certain international properties have been subject to review by Ryder Scott Company Petroleum Engineers, while the proved reserve quantities of the Company's Egyptian properties are reviewed by Netherland, Sewell & Associates, Inc. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates only and should not be construed as being exact. See the Supplemental Oil and Gas Disclosures under Item 8 below.

     The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 1996, 1995 and 1994:

                                                                      OIL, NGLS
                                                       NATURAL           AND
                                                         GAS          CONDENSATE
                                                        (BCF)          (MMBBLS)
                                                       -------        ----------
1996
Developed...........................................   1,435.3          183.2
Undeveloped.........................................     190.0           52.1
                                                       -------          -----
       Total........................................   1,625.3          235.3
                                                       =======          =====
1995
Developed...........................................   1,298.5          137.5
Undeveloped.........................................     203.4           32.8
                                                       -------          -----
       Total........................................   1,501.9          170.3
                                                       =======          =====
1994
Developed...........................................   1,184.9          100.0
Undeveloped.........................................     131.3           10.6
                                                       -------          -----
       Total........................................   1,316.2          110.6
                                                       =======          =====

     The following table sets forth the estimated future value of all the Company's proved reserves, and proved developed reserves, as of December 31, 1996, 1995 and 1994. Future reserve values are based on year-end prices except in those instances where the sale of gas and oil is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes, and future development costs are based on current costs with no escalations.

                                                        PRESENT VALUE OF ESTIMATED
                                                           FUTURE NET REVENUES
                                ESTIMATED FUTURE           BEFORE INCOME TAXES
                                  NET REVENUES          (DISCOUNTED AT 10 PERCENT)
                            ------------------------    --------------------------
                                            PROVED                       PROVED
       DECEMBER 31,           PROVED      DEVELOPED       PROVED        DEVELOPED
       ------------         ----------    ----------    -----------    -----------
                                                (IN THOUSANDS)
  1996....................  $7,936,924    $6,713,252     $4,568,475     $4,041,065
  1995....................   4,043,024     3,390,103      2,344,357      2,056,558
  1994....................   2,581,459     2,390,126      1,600,927      1,512,305

     At December 31, 1996, estimated future net revenues expected to be received from all the Company's proved reserves and proved developed reserves were as follows:

                                                                      PROVED
                   DECEMBER 31,                        PROVED       DEVELOPED
                   ------------                      ----------     ----------
                                                          (IN THOUSANDS)
  1997.............................................  $  860,323     $  943,576
  1998.............................................     913,919        873,976
  1999.............................................     823,479        715,934
  Thereafter.......................................   5,339,203      4,179,766
                                                     ----------     ----------
            Total..................................  $7,936,924     $6,713,252
                                                     ==========     ==========

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 1996, which would cause a significant change in the estimated proved reserves reported herein.

The estimates above are based on year-end pricing in accordance with the SEC guidelines and do not reflect current prices. Since January 1, 1996, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency other than the SEC and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

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

     No matters were submitted for a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Apache's common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding Apache common stock for 1996 and 1995. Prices shown are from the New York Stock Exchange Composite Transactions Reporting System.

                                                 1996                        1995
                                       -------------------------   -------------------------
                                        PRICE RANGE                 PRICE RANGE
                                       -------------   DIVIDENDS   -------------   DIVIDENDS
                                       HIGH     LOW    PER SHARE   HIGH     LOW    PER SHARE
                                       -----   -----   ---------   -----   -----   ---------
First Quarter........................  $29 1/2 $24 3/8   $.07      $27 3/8 $22 1/4   $.07
Second Quarter.......................   33 1/2  26 3/8    .07       31      25 3/8    .07
Third Quarter........................   34 5/8  27 3/4    .07       30 1/4  25 3/4    .07
Fourth Quarter.......................   37 7/8  29 1/2    .07       29 5/8  23 1/8    .07

     The closing price per share of Apache common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 28, 1997, was $32.375. At December 31, 1996, there were 90,058,797 shares of Apache common stock outstanding, held by approximately 11,000 shareholders of record and 38,000 beneficial owners.

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

     The Company has paid cash dividends on its common stock for 120 consecutive quarters through December 31, 1996, and expects to continue the payment of dividends at current levels, although future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 1996, which information has been derived from the Company's audited financial statements. Apache's previously reported data for 1994, 1993 and 1992 has been restated to reflect the merger with DEKALB in May 1995 under the pooling of interests method of accounting. This information should be read in connection with and is qualified in its entirety by the more detailed information in the Company's financial statements under Item 8 below.

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                        1996(1)      1995(2)        1994       1993(3)      1992(4)
                                       ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues.......................  $  977,151   $  750,702   $  592,626   $  512,632   $  517,403
Income (loss) from continuing
  operations.........................     121,427       20,207       45,583       41,421      (14,632)
Income (loss) per common share --
  continuing operations..............        1.42          .28          .65          .67         (.26)
Cash dividends per common share(5)...         .28          .28          .28          .28          .28
BALANCE SHEET DATA
Working capital (deficit)............  $  (41,501)  $  (22,013)  $   (3,203)  $  (55,538)  $  (32,775)
Total assets.........................   3,432,430    2,681,450    2,036,627    1,759,203    1,774,767
Long-term debt.......................   1,235,706    1,072,076      719,033      504,334      524,098
Shareholders' equity.................   1,518,516    1,091,805      891,087      868,596      554,524
Common shares outstanding at end of
  year...............................      90,059       77,379       69,666       69,504       55,361

---------------

(1) Includes financial data for Phoenix after May 20, 1996.

(2) Includes the results of the acquisitions of certain oil and gas properties from Texaco Exploration and Production, Inc. (Texaco) and Aquila after March 1, 1995 and September 1995, respectively, and the sale of a substantial portion of the Company's Rocky Mountain properties in September 1995.

(3) Includes financial data for AERC after June 30, 1993, and the results of the acquisition of certain oil and gas properties from Hall-Houston after July 31, 1993.

(4) The net loss in 1992 resulted from the sale of substantially all of DEKALB's United States assets for a loss of $25.6 million after-tax. DEKALB also reported Canadian ceiling test write-downs of $15.9 million after-tax and United States ceiling test write-downs of $24.7 million after-tax.

(5) No cash dividends were paid on outstanding DEKALB common stock in 1995, 1994, 1993 and 1992.

     Reference is made to Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," for a discussion of significant acquisitions and to Note 2 to the Company's consolidated financial statements under Item 8 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache's results of operations and financial position during 1996 were significantly impacted by the following factors:

     Commodity Prices -- Higher oil and natural gas prices contributed to record earnings and cash flow in 1996. Apache's average realized natural gas price for 1996 was up 29 percent over 1995, favorably impacting revenues by $93.4 million. The Company's average realized oil price for 1996 increased 22 percent from 1995, contributing $73.0 million to the increase in revenues.

     Phoenix Acquisition -- On May 20, 1996, Apache acquired Phoenix, through a merger which resulted in Phoenix becoming a wholly owned subsidiary of Apache. The assets acquired in the Phoenix acquisition contributed 6,260 b/d of oil production during 1996.

     Debt Refinancing -- During 1996, Apache offered three issues of senior unsecured notes and debentures with principal amounts of $100 million in February, $180 million in April and $150 million in November. In October 1996, Apache replaced its existing $1 billion revolving bank credit facility with a global credit arrangement (global credit facility) that provides Apache with greater borrowing availability, increased tax efficiency and a lower cost of bank debt. Additionally, in September and October 1996, Apache received rating upgrades on its long-term debt from Moody's Investors Service and Duff and Phelps.

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     Apache reported 1996 net income of $121.4 million, up from $20.2 million in 1995. Net income per common share rose to $1.42, a five-fold increase from $.28 a year earlier, despite additional shares outstanding. Higher oil and gas prices and increased oil production drove the increase in earnings but were partially offset by lower natural gas production and higher lease operating expenses. Additionally, 1995 results were negatively impacted by a one-time after-tax charge of $8.7 million, or $.12 per share, associated with merger costs.

     Revenues increased 30 percent in 1996 to $977.2 million as compared to $750.7 million for the same period in 1995. Crude oil and natural gas production revenue increased 28 percent compared to 1995 with crude oil contributing 49 percent and natural gas contributing 50 percent of total oil and gas production revenue.

     Volume and price information concerning the Company's oil and gas production is summarized below:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
Natural Gas Volume -- Mcf per day:
  United States....................................   472,171     500,441     419,161
  Canada...........................................    74,598      67,083      56,142
  Egypt............................................       302          --          --
  Australia........................................    13,869       9,551       7,975
                                                     --------    --------    --------
       Total.......................................   560,940     577,075     483,278
                                                     ========    ========    ========
Average Natural Gas Price -- Per Mcf:
  United States....................................  $   2.17    $   1.64    $   1.81
  Canada...........................................      1.09        1.00        1.54
  Egypt............................................      3.21          --          --
  Australia........................................      1.96        1.86        1.90
       Total.......................................      2.02        1.57        1.78
Oil Volume -- Barrels per day:
  United States....................................    40,600      45,084      32,669
  Canada...........................................     1,969       1,999       2,003
  Egypt............................................     8,295          --          --
  Australia........................................     2,318       3,120       3,177
                                                     --------    --------    --------
       Total.......................................    53,182      50,203      37,849
                                                     ========    ========    ========
Average Oil Price -- Per barrel:
  United States....................................  $  20.67    $  17.00    $  15.44
  Canada...........................................     20.84       16.90       15.51
  Egypt............................................     21.29          --          --
  Australia........................................     22.33       18.56       17.95
       Total.......................................     20.84       17.09       15.65
Natural Gas Liquids (NGL) -- Barrels per day:
  United States....................................     1,308       1,521       1,352
  Canada...........................................       641         569         633
                                                     --------    --------    --------
       Total.......................................     1,949       2,090       1,985
                                                     ========    ========    ========
Average NGL Price -- Per barrel:
  United States....................................  $  17.23    $  12.83    $  12.39
  Canada...........................................     14.73        9.96        8.88
       Total.......................................     16.41       12.05       11.28

     Natural gas sales for 1996 of $415.7 million increased $85.0 million, or 26 percent, when compared to 1995, as the impact of favorable natural gas prices more than offset production declines. A $.53 per Mcf increase in realized price attributable to United States natural gas production, which comprised 84 percent of the Company's worldwide gas production, contributed $92.0 million to the increase in sales. Offsetting this increase was a $16.2 million reduction in sales due to a decline in United States production compared to the same period in 1995, due primarily to the natural decline of older properties in the Company's Offshore and Gulf Coast regions and the sale of producing properties in late 1995. Canadian and Australian gas sales contributed $5.3 million and $3.5 million, respectively, to the increase in revenue as a result of higher realized prices and increased production in both countries. The Company's net hedging activity, including fixed-price physical contracts and financial contracts, reduced realized prices by $.09 per Mcf during the year ended December 31, 1996, compared to a $.07 per Mcf gain during 1995. The 1995 gain was driven substantially by higher margins on the Company's premium-price gas contracts, given low spot market prices during 1995.

     For the year ended December 31, 1996, oil sales increased 30 percent to $405.7 million due primarily to the assets acquired in the Phoenix Merger. Egyptian oil sales contributed $64.6 million, or 70 percent, of the increase in oil sales compared to 1995, and comprised 16 percent of total oil production. United States oil sales were favorably impacted by a 22 percent increase in realized prices, which contributed $54.5 million to the increase in revenue compared to 1995. Partially offsetting the impact due to higher realized domestic prices was a 10 percent decline in domestic oil production resulting from property sales in late 1995, which reduced revenues by $27.1 million. Canadian oil sales contributed $2.7 million of the increase in oil sales compared to 1995 due primarily to higher realized prices. Australian oil sales were impacted by a 26 percent decline in production compared to 1995, partially offset by higher realized prices, resulting in a net decrease in revenue of $2.2 million.

     For 1996, natural gas liquid revenues increased 27 percent to $11.7 million. Compared to the prior year, realized prices increased 36 percent, contributing $3.1 million to the increase in revenues, while production declined seven percent, decreasing revenues $.6 million.

OTHER REVENUES AND OPERATING EXPENSES

     During 1996, Apache's gas gathering, processing and marketing revenues increased 47 percent to $142.9 million driven primarily by increased product prices. Although revenues have increased with respect to these activities, lower margins were realized for the year ended December 31, 1996 compared to the same period in 1995.

     For 1996, other revenue of $1.4 million included a gain on the sale of stock held for investment of $.8 million and Canadian royalty credits of $1.2 million. Offsetting these revenues was the impact of $.9 million of currency transaction loss related to Canadian exchange rate fluctuations. Prior year other revenue was $1 million lower than 1996 and included $4.3 million in proceeds received from settlements, $2.2 million in gains from the sales of non-oil and gas assets, $1.1 million of Canadian royalty credits and $2.1 million of other income, offset by $9.3 million in losses from the decoupling of NYMEX and wellhead prices.

     The Company's depreciation, depletion and amortization (DD&A) expense for 1996 totaled $315.1 million up from $297.5 million in 1995. On an equivalent barrel basis, full cost DD&A expense increased $.12 per boe, from $5.32 per boe in 1995 to $5.44 per boe in 1996.

     Operating costs totaled $225.5 million in 1996, an increase of $13.8 million, or seven percent, from 1995. Lease operating expense (LOE), excluding severance taxes, totaled $186.4 million, a 2.9 percent increase from 1995. On an equivalent barrel basis, LOE for the year ended December 31, 1996, averaged $3.43 per boe, a three percent increase from $3.34 per boe in 1995. The increase was driven by a flat cost structure with declining production in the Gulf Coast region and the impact of the Phoenix acquisition, partially offset by decreasing LOE per boe in the Midcontinent region resulting from incremental production added through the drillbit.

     Administrative, selling and other costs in 1996 decreased $.6 million, or two percent. The decline is a result of the Company's continuing efforts to control costs and its ability to integrate the assets and operations acquired in 1995 and 1996 with a minimal increase in administrative staff. On an equivalent barrel basis, general and administrative expense declined two percent from 1995 to $.66 per boe in 1996.

     Net financing costs for 1996 decreased $9.0 million, or 13 percent, from the prior year due to higher amounts of capitalized interest, partially offset by higher gross interest costs. Capitalized interest, which is based on the carrying value of unproved properties, increased $11.7 million for 1996 due to the acquisitions made in 1995 and 1996 and the resulting increase in the unproved property base. Gross interest incurred increased $1.8 million for 1996 as compared to 1995. Average corporate debt increased $78.8 million compared to 1995, increasing interest expense by $6.1 million. Offsetting this increase was a decline of .36 percent in Apache's weighted average interest rate, resulting in a decrease in interest expense of $4.3 million.

HEDGING ACTIVITY

     The Company periodically enters into hedging activities with respect to a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage its exposure to oil and gas price fluctuations. Apache uses futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs.

     In 1996, Apache recognized net losses from hedging activities, including both financial and fixed price physical gas contracts, which decreased oil and gas production revenues by approximately $5.1 million and $18.7 million, respectively. These losses decreased the Company's average realized oil and natural gas prices in 1996 by $.26 per barrel and $.09 per Mcf, respectively.

PRIOR-YEAR COMPARATIVE INFORMATION

     Apache reported net income for 1995 of $20.2 million, or $.28 per share, compared with $45.6 million, or $.65 per share in 1994. The decline was due to lower natural gas realizations and non-recurring charges. Absent one-time after-tax charges for merger costs of $8.7 million and losses recognized in connection with the decoupling of NYMEX and wellhead prices of $5.9 million ($9.3 million before tax), 1995 earnings would have totaled $.48 per share.

     Revenues increased 27 percent in 1995 to $750.7 million as compared to $592.6 million in 1994. Crude oil and natural gas production revenue increased 21 percent compared to 1994, with crude oil contributing 48 percent and natural gas contributing 51 percent of total oil and gas production revenues.

     Natural gas sales for 1995 of $330.7 million increased five percent from 1994 as production gains from acquisitions and drilling more than offset the impact of a $.21 per Mcf decline in the Company's average realized gas price. Acquisitions boosted Apache's 1995 gas production by 92 MMcf/d, while drilling additions outpaced the impact of property divestitures and natural depletion. Apache realized production gains in each of its three operating areas: the United States, Canada and Australia. In addition to production gains from drilling, the Australian sales benefited from new markets for its natural gas. The Company's average realized natural gas price declined 12 percent from 1994, decreasing sales by approximately $44 million.

     Reflecting an increase in both production and prices, oil sales increased 45 percent in 1995 to $313.2 million. Apache's oil production rose 12.4 Mb/d, or 33 percent, from 1994 as property divestitures and natural depletion partially offset the 17 Mb/d of production added through acquisitions. The Company's average realized oil price increased nine percent in 1995 to $17.09 per barrel.

     Revenues from the sale of natural gas liquids totaled $9.2 million in 1995, up 13 percent from 1994 due to higher prices and a slight increase in volumes.

     During 1995, Apache's gas gathering, processing and marketing revenues more than doubled from 1994 to $97.2 million. Revenues increased in 1995 with respect to these activities due to increased volumes; however, margins were lower due to the sale of the Company's interest in the Little Knife gas plant as part of Apache's divestiture of Rocky Mountain properties in September 1995.

     Other revenues in 1995 of $.4 million reflects $4.3 million of settlement income, $2.2 million in gains from the sale of non-oil and gas assets, $1.1 million of Canadian royalty credits and $2.1 million of other income, offset by a $9.3 million loss from the decoupling of NYMEX futures and wellhead prices.

     The Company's DD&A expense for 1995 totaled $297.5 million compared to $257.8 million in 1994. On an equivalent barrel basis, full cost DD&A declined six percent to $5.32 per boe, due to the favorable impact of reserve additions and revisions.

     Operating costs totaled $211.7 million in 1995, an increase of $62.3 million or 42 percent from 1994. LOE, excluding severance taxes, totaled $181.1 million, an increase of $55.8 million from 1994. On an equivalent unit of production basis, LOE for the year ended December 31, 1995, averaged $3.34 per boe, a

17 percent increase from $2.85 per boe in 1994. The increase in unit cost reflects the high percentage of oil properties comprising the Texaco acquisition, as oil properties typically have a higher per-unit cost than gas properties.

     Administrative, selling and other costs in 1995 decreased $2.2 million, or six percent, due primarily to the elimination of duplicate administrative functions following the merger of DEKALB into Apache. On an equivalent unit of production basis, general and administrative expenses declined 24 percent from 1994 to $.67 per boe.

     Net financing costs of $70.6 million were more than double the 1994 amount due to increased debt levels from acquisitions and higher interest rates. Apache's average interest rate increased from 6.3 percent in 1994 to 7.4 percent in 1995 due to higher market rates and Apache's higher debt to total capitalization rate following the acquisition of properties from Texaco.

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

     Capital Expenditures -- A summary of oil and gas capital expenditures over the last three years is presented below:

                                             1996         1995         1994
                                           --------     --------     --------
                                                     (IN THOUSANDS)
Exploration and Development:
  United States..........................  $302,494     $216,430     $270,588
  Canada.................................    58,768       27,788       41,595
  Egypt..................................    63,597       11,852        1,226
  Australia..............................    46,838       32,373       16,493
  Other International....................    21,998       23,725       14,223
                                           --------     --------     --------
       Total.............................  $493,695     $312,168     $344,125
                                           ========     ========     ========
Acquisitions of Oil and Gas Properties...  $446,205     $820,918     $180,742
                                           ========     ========     ========

     Expenditures for exploration and development totaled $493.7 million in 1996 compared to $312.2 million in 1995. Apache's drilling program in 1996 added 98 MMboe of reserves (including revisions), replacing 179 percent of production. In the United States, Apache completed 229 gross wells as producers out of 293 gross wells drilled during the year, compared with 138 gross producers out of 174 gross wells drilled in 1995. In Canada, Apache completed 50 gross wells as producers out of 77 gross wells drilled during the year, compared with 30 gross producers out of 48 gross wells drilled in 1995.

     Internationally, the Company completed 24 gross producers of 36 gross wells drilled in 1996, compared to 12 gross producers out of 26 gross wells in 1995. The international wells drilled in 1996 included 19 successful wells in Egypt and five successful wells in Australia.

     United States and Canadian expenditures for exploration and development in 1997 operations, are expected to exceed the 1996 expenditures by approximately $60 million. The Company expects its other international exploration and development expenditures in 1997, exclusive of facilities, to total approximately $220 million.

     Acquisition costs of oil and gas properties, including the value assigned to shares issued and issuable and liabilities assumed in the Phoenix merger, totaled $446.2 million in 1996 compared to $820.9 million in 1995.

Property acquired in the Phoenix merger totaled $386.2 million of which $331.2 million related to oil and gas properties and $55.0 million to facilities. Apache also acquired $115.0 million of other oil and gas properties during 1996, primarily representing tactical acquisitions of properties in the Company's existing focus areas, including the purchase of certain oil and gas properties from Hall-Houston for $46 million in cash. Funds for the acquisitions were obtained principally from borrowings under the Company's revolving bank credit facilities.

     Cash expenditures for acquisitions of oil and gas properties during 1995 totaled $820.9 million as the Company added 156 MMboe of oil and gas reserves through purchases. The most significant of the 59 transactions Apache completed during 1995 were the Company's acquisitions of properties from Texaco and Aquila.

     On March 1, 1995, Apache purchased certain United States oil and gas properties from Texaco for approximately $567 million in cash, subject to adjustment. Funds for the Texaco transaction were obtained from several sources, including increased borrowing capacity under the Company's revolving bank credit facility and proceeds of Apache's $172.5 million 6 percent Convertible Subordinated Debentures due 2002 (6 percent debentures), which were issued on January 4, 1995.

     In September 1995, Apache acquired the Aquila Assets for approximately $210 million. The oil and gas properties included approximately 107,000 developed and 49,000 undeveloped net acres located primarily in Apache's Anadarko Basin and Gulf of Mexico core areas. Also included in the transaction was the purchase of a five-year, four-month premium-price gas contract and interests in four gas processing plants.

     Cash expenditures for 1994 acquisitions, excluding AERC, totaled $180.7 million. The most significant acquisition that Apache closed during 1994 was the purchase of substantially all of the United States oil and gas properties of Crystal Oil Company for $95.8 million. Apache also acquired approximately $84.9 million of other oil and gas properties through a number of separate transactions during 1994. Funds for the 1994 acquisitions were obtained principally from borrowings under the Company's revolving bank credit facility.

     Debt and Interest Commitments -- At December 31, 1996, Apache had outstanding debt of $376.5 million under its global credit facility and an aggregate of $861.2 million of other debt, comprised principally of notes and debentures maturing in the years 1997 through 2096. Debt outstanding at December 31, 1996 of $1.2 billion was up 15 percent over the $1.1 billion outstanding at December 31, 1995. The increase reflects the Phoenix Merger and other 1996 property acquisitions. Although debt increased, the Company's debt-to-capitalization ratio decreased from 49.6 percent at December 31, 1995 to 44.9 percent at December 31, 1996.

     During 1996, the Company significantly extended maturity dates of its long-term debt with long-term offerings and reduced outstanding balances of its shorter-term, variable-rate debt. In February, Apache issued $100 million principal amount of 7.7 percent notes due 2026. In April, $180 million principal amount of 7.95 percent notes due 2026 was issued and, in November, Apache completed the issuance of 7.625 percent debentures due 2096 for a principal amount of $150 million. Interest payments on the Company's outstanding debt obligations during 1997 are projected (using weighted average balances for floating rate obligations) to be approximately $99.5 million, while scheduled principal payments for 1997 total $77 million. However, the $75 million principal amount of 3.93 percent convertible notes due in November 1997 is not reflected as current maturities in the Company's consolidated balance sheet, as such notes are expected to be refinanced with long-term debt if not converted into Apache common stock.

     Dividend Payments -- Dividends paid during 1996 totaled $23.4 million, up 24 percent from 1995, primarily due to the issuance of 12.2 million shares of Apache common stock in connection with the May 1996 acquisition of Phoenix. The Company has paid cash dividends on its common stock for 120 consecutive quarters through December 31, 1996, and expects to continue payment of dividends at current levels, although future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets.

     Net Cash Provided by Operating Activities -- Apache's net cash provided by operating activities during 1996 totaled $490.5 million, an increase of 48 percent from the $332.1 million provided in 1995. This increase was due primarily to higher product prices during 1996. Net cash provided by operating activities in 1995 was down $25.6 million from 1994 primarily due to the prior-year amounts including a $67.4 million advance of future gas deliveries.

     Long-Term Borrowings -- During February 1996, Apache completed the issuance of $100 million principal amount, $99.6 million after discount, of senior unsecured 7.7 percent notes due March 15, 2026. In April 1996, the Company issued $180 million principal amount, $178.5 million net of discount, of senior unsecured 7.95 percent notes due on April 15, 2026. In November 1996, Apache completed the issuance of $150 million, $149.2 million after discount, of senior unsecured 7.625 percent debentures due November 1, 2096. The proceeds from these issuances were used to repay a portion of the Company's revolving bank credit facility and for general corporate purposes.

     The offerings of the two 30-year notes and the 100-year debentures were placed during periods when 30-year interest rates on Treasury bonds were near historic 20-year lows. Further, the 100-year debentures were issued following recent upgrades of the Company's long-term debt ratings which resulted in a significant narrowing in the spread over the Treasury bond yields. In addition to the benefits of securing longer-term financing at favorable interest rates and reducing Apache's exposure to future adverse interest rate fluctuations, the issuance of the 30-year notes improved the Company's liquidity as the borrowing base under the Company's global credit facility was reduced by an amount less than the net proceeds received from issuing the notes.

     On October 31, 1996, Apache replaced its existing $1 billion revolving bank credit facility with a global credit facility that provides Apache with greater borrowing availability, increased tax efficiency and a lower cost of bank debt. Consisting of three separate bank facilities tied together by an intercreditor agreement, the new global credit facility adds Apache's oil and gas reserve values in Australia and Canada to those in the United States in determining the Company's borrowing capacity. The facilities consist of $125 million of credit commitments each in Australia and Canada, and a $750 million credit commitment in the United States. In connection with securing the global credit facility, the Company repaid certain of its subsidiary debt, including DEKALB's 10 percent notes, the Apache Canada Ltd. facility (the Bank of Montreal facility) and the AEL acceptance facility, all of which had higher interest rates than those under the global credit facility. As of December 31, 1996, Apache's borrowing base under the global credit facility was $947 million, of which defined borrowing base debt was $733 million, leaving $214 million available for additional borrowings.

     During September 1996, Moody's Investor's Service upgraded the Company's senior long-term debt rating from Baa3 to Baa1. Historically, such a two-notch rating improvement for an existing investment grade company is uncommon. In addition, Apache's subordinated debt rating was raised three levels, to Baa2 from Ba2. According to Moody's, the upgrade was the result of several recent developments, including the Company's lower debt-to-equity ratio, higher earnings and cash flow, lower interest expense, successful expansion in Egypt and Western Australia, and a shift in the Company's strategy toward growing reserves and production primarily through drilling. Also in September 1996, Standard & Poor's revised its outlook to "positive" from "stable" on Apache's long-term debt. Standard & Poor's subsequently upgraded the Company's senior long-term debt from BBB to BBB+ and subordinated debt from BBB- to BBB in January 1997.

     In October 1996, Duff & Phelps Credit Rating Co. upgraded the Company's senior long-term debt from BBB+ to A-, its 6 percent subordinated debentures from BBB to BBB+, and its commercial paper from D-2 to D-1-(D-One-Minus).

     In January 1997, the Company established a $300 million commercial paper program. The program allows Apache to borrow funds for up to 270 days at attractive interest rates. The commercial paper program is supported by availability under the $750 million United States portion of the global credit facility.

     Stock Transactions -- On May 20, 1996, Apache acquired Phoenix. Pursuant to the Merger Agreement, each share of Phoenix common stock then outstanding, and outstanding Phoenix stock options (which were assumed by Apache) were converted into the right to receive (a) .75 shares of Apache common stock with any fractional shares paid in cash, without interest, and (b) $4.00 in cash. As a result, 12.2 million shares of Apache common stock, valued at $26.00 per share, were issued in exchange for outstanding Phoenix stock with an additional .8 million shares issuable under options assumed.

     On September 27, 1995, Apache closed an equity offering of 7.45 million shares of Apache common stock. Net proceeds of approximately $195.5 million were used to repay existing indebtedness under the Company's revolving bank credit facility, to finance the Aquila transaction and for general corporate purposes.

     Asset Sales -- During 1996, Apache received $30.1 million from the sale of non-strategic oil and gas properties in a number of separate transactions. In early 1995, Apache announced plans to accelerate the disposition of lower-margin and non-strategic properties, including the sale of a substantial portion of its Rocky Mountain properties. During 1995, Apache received $271.9 million from the sale of such properties, utilizing the proceeds to reduce bank debt. Apache received $19.5 million from the sale of non-strategic oil and gas properties during 1994.

     Liquidity -- The Company had $13.2 million in cash and cash equivalents on hand at December 31, 1996, down slightly from the $13.6 million at December 31, 1995. Apache's ratio of current assets to current liabilities decreased slightly from .90:1 at December 31, 1995, to .87:1 at December 31, 1996.

     Management believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years.

FUTURE TRENDS

     Apache's growth strategy is to increase oil and gas reserves, production, and cash flow through a combination of exploratory drilling, development of its inventory of existing projects and, principally in North America, tactical acquisitions meeting defined financial parameters. The Company's drilling program emphasizes reserve additions through exploratory drilling primarily on its international interests, and moderate-risk drilling primarily on its North American interests. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to increase its profit margins.

     Apache's international investments and exploration activities are an important component of its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's U.S. and Canadian activities, it offers potential for greater rewards and significant reserve additions. Apache directed its international efforts in 1996 toward development of certain discoveries offshore Western Australia and in Egypt, and toward further exploration efforts on its concessions in Egypt, offshore The People's Republic of China, in Indonesia and offshore the Ivory Coast of western Africa. Apache believes that reserve additions in these international areas may be made through higher-risk exploration and through improved production practices and recovery techniques.

     For Apache, property acquisition is only one phase in a continuing cycle of business growth. Apache's aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires a well-planned and carefully executed property development program and, where appropriate, a selective program of property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development; as a result, the Company operates properties accounting for over 75 percent of its production.

     In 1997, Apache expects North American exploration and development outlays to increase from 1996 levels as the Company focuses on increasing reserves, production and cash flow through exploratory drilling and development of its existing inventory. Internationally, the Company projects capital expenditures to nearly double from 1996 as Apache continues to exploit its concessions in Egypt, Western Australia, China and Indonesia. Proposed exploration and development expenditures in 1997 will be reviewed at least every quarter in light of fluctuating product prices and Apache's objective to fund operations through internally generated cash flow.

     On October 31, 1996, subject to shareholder approval, Apache's Board of Directors adopted the 1996 Share Price Appreciation Plan for officers and certain key employees. The plan provides for awards denominated in shares of Apache common stock to become payable upon attainment of share price goals of $50 and $60 per share, respectively, before January 1, 2000. Between 30 and 50 percent of the number of shares awarded will be paid in cash at the market value of the stock on the date of payments, and the balance (up to a total of 2,000,000 shares in the aggregate) will be issued in Apache common stock. Generally, any payments will be made in three installments over 36 months. When and if payments are made, the Company will recognize compensation expense over the 36 month vesting period equal to the value of the stock issued on the date the share price goal is attained (i.e., $50 or $60, as appropriate) and the actual amount of cash paid.

PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE

     Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. Such factors include, without limitation, the prices received for the Company's oil and natural gas production, the costs of acquiring, finding, developing and producing reserves, the rates of production of the Company's hydrocarbon reserves, the Company's success in acquiring or finding additional reserves, unforeseen operational hazards, significant changes in tax or regulatory environments, and the political and economic uncertainties of foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-32 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Information About Nominees for Election as Directors," "Information About Continuing Directors," "Executive Officers of the Company," and "Voting Securities and Principal Holders" in the Company's proxy statement relating to Apache's 1997 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table," "Option/SAR Grants Table," "Option/SAR Exercises and Year-End Value Table," "Long-Term Incentive Plans -- Awards in Last Fiscal Year," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

        1. Financial Statements

           Report of independent public accountants....................  F-1
           Auditors' report............................................  F-2
           Report of management........................................  F-3
           Statement of consolidated income for each of the three years in the period ended December 31, 1996.....................  F-4
           Statement of consolidated cash flows for each of the three years in the period ended December 31, 1996...............  F-5
           Consolidated balance sheet as of December 31, 1996 and
             1995......................................................  F-6
           Statement of consolidated shareholders' equity for each of the three years in the period ended December 31, 1996.....  F-7
           Notes to consolidated financial statements..................  F-8
           Supplemental oil and gas disclosures........................  F-26
           Supplemental quarterly financial data.......................  F-32

        2. Financial Statement Schedules

           Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

        3. Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Stock Purchase Agreement, dated July 1, 1991, between
                            Registrant and Amoco Production Company (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated July 1, 1991, SEC File No. 1-4300).
          2.2            -- Form of Acquisition Agreement between Registrant, HERC
                            Acquisition Corporation and Hadson Energy Resources
                            Corporation, dated August 26, 1993, and amended September
                            28, 1993 (incorporated by reference to Exhibit 2.1 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-67954, filed September 29, 1993).
          2.3            -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc., as seller, and
                            Registrant, as buyer, dated December 22, 1994
                            (incorporated by reference to Exhibit 99.3 to
                            Registrant's Current Report on Form 8-K, dated November
                            29, 1994, SEC File No. 1-4300).
          2.4            -- Amended and Restated Agreement and Plan of Merger among
                            Registrant, XPX Acquisitions, Inc. and DEKALB Energy
                            Company, dated December 21, 1994 (incorporated by
                            reference to Exhibit 2.1 to Amendment No. 3 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-57321, filed April 14, 1995).
          2.5            -- Agreement and Plan of Merger among Registrant, YPY
                            Acquisitions, Inc. and The Phoenix Resource Companies,
                            Inc., dated March 27, 1996 (incorporated by reference to
                            Exhibit 2.1 to Registrant's Registration Statement on
                            Form S-4, Registration No. 333-02305, filed April 5,
                            1996).
          3.1            -- Restated Certificate of Incorporation of Registrant,
                            dated December 1, 1993, as filed with the Secretary of
                            State of Delaware on December 16, 1993 (incorporated by
                            reference to Exhibit 3.1 to Registrant's Annual Report on
                            Form 10-K for year ended December 31, 1993, SEC File No.
                            1-4300).
          3.2            -- Certificate of Ownership and Merger Merging Apache Energy
                            Resources Corporation into Registrant, effective December
                            31, 1995, as filed with the Secretary of State of
                            Delaware on December 21, 1995 (incorporated by reference
                            to Exhibit 3.2 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1995, SEC File No. 1-4300).
          3.3            -- Certificate of Designations, Preferences and Rights of
                            Series A Junior Participating Preferred Stock of
                            Registrant, effective January 31, 1996, as filed with the
                            Secretary of State of Delaware on January 22, 1996
                            (incorporated by reference to Exhibit 3.3 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          3.4            -- Bylaws of Registrant, as amended July 11, 1996, effective
                            May 2, 1996 (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 1 on Form 8-K/A to Registrant's Current
                            Report on Form 8-K, dated May 20, 1996, SEC File No.
                            1-4300).
          4.1            -- Form of Registrant's common stock certificate
                            (incorporated by reference to Exhibit 4.1 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          4.2            -- Rights Agreement, dated January 31, 1996, between
                            Registrant and Norwest Bank Minnesota, N.A., rights
                            agent, relating to the declaration of a rights dividend
                            to Registrant's common shareholders of record on January
                            31, 1996 (incorporated by reference to Exhibit (a) to
                            Registrant's Registration Statement on Form 8-A, dated
                            January 24, 1996, SEC File No. 1-4300).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.1             -- Third Amended and Restated Credit Agreement, dated March
                            1, 1995, among Registrant, the lenders named therein, and
                            The First National Bank of Chicago, as Administrative
                            Agent and Arranger, and Chemical Bank, as Co-Agent and
                            Arranger (incorporated by reference to Exhibit 10.2 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1994, SEC File No. 1-4300).
        10.2             -- First Amendment to Third Amended and Restated Credit
                            Agreement, dated April 14, 1995, among Registrant, the
                            lenders named therein, and The First National Bank of
                            Chicago, as Administrative Agent and Arranger, and
                            Chemical Bank, as Co-Agent and Arranger (incorporated by
                            reference to Exhibit 99.3 to Registrant's Registration
                            Statement on Form S-3, Registration No. 33-63923, filed
                            November 2, 1995).
        10.3             -- Second Amendment to Third Amended and Restated Credit
                            Agreement, dated October 23, 1995, among Registrant, the
                            lenders named therein, and The First National Bank of
                            Chicago, as Administrative Agent and Arranger, and
                            Chemical Bank, as Co-Agent and Arranger (incorporated by
                            reference to Exhibit 99.4 to Registrant's Registration
                            Statement on Form S-3, Registration No. 33-63923, filed
                            November 2, 1995).
        10.4             -- Third Amendment to Third Amended and Restated Credit
                            Agreement, dated December 18, 1995, among Registrant, the
                            lenders named therein, and The First National Bank of
                            Chicago, as Administrative Agent and Arranger, and
                            Chemical Bank, as Co-Agent and Arranger (incorporated by
                            reference to Exhibit 10.5 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1995, SEC File
                            No. 1-4300).
        10.5             -- Fourth Amendment to Third Amended and Restated Credit
                            Agreement, dated December 22, 1995, among Registrant, the
                            lenders named therein, and The First National Bank of
                            Chicago, as Administrative Agent and Arranger, and
                            Chemical Bank, as Co-Agent and Arranger (incorporated by
                            reference to Exhibit 10.6 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1995, SEC File
                            No. 1-4300).
        10.6             -- Fifth Amendment to Third Amended and Restated Credit
                            Agreement, dated January 22, 1996, among Registrant, the
                            lenders named therein, and The First National Bank of
                            Chicago, as Administrative Agent and Arranger, and
                            Chemical Bank, as Co-Agent and Arranger (incorporated by
                            reference to Exhibit 10.7 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1995, SEC File
                            No. 1-4300).
        10.7             -- Sixth Amendment to Third Amended and Restated Credit
                            Agreement, dated April 18, 1996, among Registrant, the
                            lenders named therein, and The First National Bank of
                            Chicago, as Administrative Agent and Arranger, and
                            Chemical Bank, as Co-Agent and Arranger (incorporated by
                            reference to Exhibit 99.1 to Registrant's Current Report
                            on Form 8-K, dated April 22, 1996, SEC File No. 1-4300).
        10.8             -- Seventh Amendment to Third Amended and Restated Credit
                            Agreement, dated May 8, 1996, among Registrant, the
                            lenders named therein, and The First National Bank of
                            Chicago, as Administrative Agent and Arranger, and
                            Chemical Bank, as Co-Agent and Arranger (incorporated by
                            reference to Exhibit 99.3 to Amendment No. 1 on Form
                            8-K/A to Registrant's Current Report on Form 8-K, dated
                            May 20, 1996, SEC File No. 1-4300).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.9             -- Fourth Amended and Restated Credit Agreement, dated
                            October 31, 1996, among Registrant, the lenders named
                            therein, and The First National Bank of Chicago, as
                            Global Administrative Agent, The Chase Manhattan Bank, as
                            Co-Agent, First Chicago Capital Markets, Inc., as
                            Arranger, and Chase Securities Inc., as Arranger
                            (incorporated by reference to Exhibit 10.1 to
                            Registrant's Current Report on Form 8-K, dated October
                            31, 1996, SEC File No. 1-4300).
        10.10            -- Credit Agreement dated October 31, 1996, among Apache
                            Canada Ltd., a wholly-owned subsidiary of Registrant, the
                            lenders named therein, and Bank of Montreal, as Canadian
                            Administrative Agent, The First National Bank of Chicago,
                            as Global Administrative Agent, First Chicago Capital
                            Markets, Inc., as Arranger, and Chase Securities Inc., as
                            Arranger (incorporated by reference to Exhibit 10.2 to
                            Registrant's Current Report on Form 8-K, dated October
                            31, 1996, SEC File No. 1-4300).
        10.11            -- Credit Agreement dated October 31, 1996, among Apache
                            Energy Limited and Apache Oil Australia Pty. Limited,
                            wholly-owned subsidiaries of Registrant, the lenders
                            named therein, and Chase Securities Australia Limited, as
                            Australian Administrative Agent, The First National Bank
                            of Chicago, as Global Administrative Agent, First Chicago
                            Capital Markets, Inc., as Arranger, and Chase Securities
                            Inc., as Arranger (incorporated by reference to Exhibit
                            10.3 to Registrant's Current Report on Form 8-K, dated
                            October 31, 1996, SEC File No. 1-4300).
        10.12            -- Fiscal Agency Agreement, dated January 4, 1995, between
                            Registrant and Chemical Bank, as fiscal agent, relating
                            to Registrant's 6% Convertible Subordinated Debentures
                            due 2002 (incorporated by reference to Exhibit 99.2 to
                            Registrant's Current Report on Form 8-K, dated December
                            6, 1994, SEC File No. 1-4300).
        10.13            -- Concession Agreement for Petroleum Exploration and
                            Exploitation in Khalda Area in Western Desert of Egypt by
                            and among Arab Republic of Egypt, the Egyptian General
                            Petroleum Corporation and Phoenix Resources Company of
                            Egypt, dated April 6, 1981 (incorporated by reference to
                            Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                            year ended December 31, 1984, SEC File No. 1-547).
        10.14            -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in Khalda Area
                            in Western Desert of Egypt by and among Arab Republic of
                            Egypt, the Egyptian General Petroleum Corporation and
                            Phoenix Resources Company of Egypt (incorporated by
                            reference to Exhibit 10(d)(4) to Phoenix's Quarterly
                            Report on Form 10-Q for quarter ended June 30, 1989, SEC
                            File No. 1-547).
        10.15            -- Farmout Agreement, dated September 13, 1985 and relating to Khalda Area Concession, by and between Phoenix
                            Resources Company of Egypt and Conoco Khalda Inc.
                            (incorporated by reference to Exhibit 10.1 to Phoenix's
                            Registration Statement on Form S-1, Registration No.
                            33-1069, filed October 23, 1985).
        10.16            -- Amendment, dated March 30, 1989, to Farmout Agreement
                            relating to Khalda Area Concession, by and between
                            Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                            (incorporated by reference to Exhibit 10(d)(5) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.17            -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area in Western Desert of
                            Egypt, between Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation, Phoenix Resources Company
                            of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993,
                            (incorporated by reference to Exhibit 10(b) to Phoenix's
                            Annual Report on Form 10-K for year ended December 31,
                            1993, SEC File No. 1-547).
       *10.18            -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area, effective June 16, 1994.
       +10.19            -- 1982 Employee Stock Option Plan, as updated in January
                            1987 to conform to the Tax Reform Act of 1986
                            (incorporated by reference to Exhibit 10.7 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
       +10.20            -- Apache Corporation Corporate Administrative Group
                            Incentive Plan, effective as of January 1, 1989
                            (incorporated by reference to Exhibit 10.8 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
       +10.21            -- First Amendment to Apache Corporation Corporate
                            Administrative Group Incentive Plan, effective January 1,
                            1990 (incorporated by reference to Exhibit 10.14 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1993, SEC File No. 1-4300).
       +10.22            -- Apache Corporation Retirement/401(k) Savings Plan, dated
                            December 22, 1994, effective January 1, 1995
                            (incorporated by reference to Exhibit 10.7 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1994, SEC File No 1-4300).
       +10.23            -- Amendments to the Apache Corporation Retirement/401(k)
                            Savings Plan (Appendices D and E), each dated April 19,
                            1995 (incorporated by reference to Exhibit 4.6 to
                            Registrant's Registration Statement on Form S-8,
                            Registration No. 33-63817, filed October 31, 1995).
       +10.24            -- Amendments to the Apache Corporation Retirement/401(k)
                            Savings Plan (Appendices A and F), effective May 4, 1995
                            and May 17, 1995 (incorporated by reference to Exhibit
                            10.14 to Registrant's Annual Report on Form 10-K for year
                            ended December 31, 1995, SEC File No. 1-4300).
      +*10.25            -- Amendments to the Apache Corporation Retirement/401(k)
                            Savings Plan (Appendices G and H), dated July 25, 1996,
                            effective January 1, 1996.
      +*10.26            -- Non-Qualified Retirement/Savings Plan of Apache
                            Corporation, as restated January 1, 1997.
       +10.27            -- Apache International, Inc. Common Stock Award Plan, dated
                            February 12, 1990 (incorporated by reference to Exhibit
                            10.13 to Registrant's Annual Report on Form 10-K for year
                            ended December 31, 1989, SEC File No. 1-4300).
       +10.28            -- Apache Corporation 1990 Phantom Stock Appreciation Plan,
                            dated as of September 28, 1990 (incorporated by reference
                            to Exhibit 10.17 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1990, SEC File No.
                            1-4300).
       +10.29            -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated February 9, 1996 (incorporated by reference
                            to Exhibit 10.19 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1995, SEC File No.
                            1-4300).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
       +10.30            -- Apache Corporation 1995 Stock Option Plan, as amended and restated February 9, 1996 (incorporated by reference to
                            Exhibit 10.20 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1995, SEC File No. 1-4300).
       +10.31            -- Apache Corporation 1996 Share Price Appreciation Plan, as
                            amended and restated January 14, 1997 (incorporated by
                            reference to Appendix A to Registrant's definitive 14A
                            Proxy Statement, SEC File No. 1-4300, filed March 28,
                            1997).
      +*10.32            -- Apache Corporation 1996 Performance Stock Option Plan, as
                            amended and restated January 14, 1997.
      +*10.33            -- 1990 Employee Stock Option Plan of The Phoenix Resource
                            Companies, Inc., as amended through September 29, 1995,
                            effective April 9, 1990.
      +*10.34            -- 1990 Nonemployee Director Stock Option Plan of The
                            Phoenix Resource Companies, Inc., as amended through
                            September 29, 1995, effective April 9, 1990.
       +10.35            -- Apache Corporation Income Continuance Plan, as amended
                            and restated February 24, 1988 (incorporated by reference
                            to Exhibit 10.19 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1990, SEC File No.
                            1-4300).
       +10.36            -- Apache Corporation Directors' Deferred Compensation Plan,
                            as amended and restated September 14, 1994 (incorporated
                            by reference to Exhibit 10.15 to Registrant's Annual
                            Report on Form 10-K for year ended December 31, 1994, SEC
                            File No. 1-4300).
       +10.37            -- Apache Corporation Outside Directors' Retirement Plan,
                            effective December 15, 1992 (incorporated by reference to
                            Exhibit 10.25 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1992, SEC File No. 1-4300).
       +10.38            -- Apache Corporation Equity Compensation Plan for
                            Non-Employee Directors, adopted February 9, 1994, and
                            form of Restricted Stock Award Agreement (incorporated by
                            reference to Exhibit 10.26 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1993, SEC File
                            No. 1-4300).
      +*10.39            -- Amended and Restated Employment Agreement, dated December
                            5, 1990, between Registrant and Raymond Plank.
      +*10.40            -- First Amendment, dated April 4, 1996, to Restated
                            Employment Agreement between Registrant and Raymond
                            Plank.
       +10.41            -- Amended and Restated Employment Agreement, dated December
                            20, 1990, between Registrant and John A. Kocur
                            (incorporated by reference to Exhibit 10.10 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
       +10.42            -- Employment Agreement, dated June 6, 1988, between
                            Registrant and G. Steven Farris (incorporated by
                            reference to Exhibit 10.6 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1989, SEC File
                            No. 1-4300).
        10.43            -- Member Gas Purchase Agreement, dated March 1, 1996, by
                            and among Apache Gathering Company, Apache Corporation,
                            MW Petroleum Corporation, DEK Energy Company, Apache
                            Transmission Corporation-Texas and Apache Marketing,
                            Inc., as Seller, and Producers Energy Marketing, LLC, as
                            Buyer (incorporated by reference to Exhibit 10.28 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1995, SEC File No. 1-4300).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
       *11.1             -- Statement regarding computation of earnings per share of
                            Registrant's common stock for the year ended December 31,
                            1996.
       *21.1             -- Subsidiaries of Registrant
       *23.1             -- Consent of Arthur Andersen LLP
       *23.2             -- Consent of Coopers & Lybrand, Chartered Accountants
       *23.3             -- Consent of Ryder Scott Company Petroleum Engineers
       *23.4             -- Consent of Netherland, Sewell & Associates, Inc.
       *24.1             -- Power of Attorney (included as a part of the signature
                            pages to this report)
       *27.1             -- Financial Data Schedule

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

     (b) Reports on Form 8-K

          The following reports on Form 8-K were filed by Apache during the fiscal quarter ended December 31, 1996:

          October 31, 1996 -- Item 5. Other Events -- Apache amended and restated its main revolving credit facility on October 31, 1996, to provide for a new global credit facility consisting of three principal agreements, with an aggregate credit commitment, subject to borrowing base availability, of $1 billion. The global credit facility adds Apache's oil and gas reserve values in Canada and Australia to those in the United States in determining Apache's global borrowing base. Also, on October 25, 1996, Apache announced a purchase/sale program for odd-lot shareholders.

          October 31, 1996 -- Item 5. Other Events -- Offering to the public of $150 million principal amount of Apache's 7.625% Debentures due 2096, issuable under an indenture, dated February 15, 1996 and supplemented November 5, 1996, and registered pursuant to Apache's Registration Statement on Form S-3 (File No. 333-12669).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          APACHE CORPORATION

Dated:  March 28, 1977                      By       /s/ RAYMOND PLANK
                                             -----------------------------------
                                                        RAYMOND PLANK
                                                CHAIRMAN AND CHIEF EXECUTIVE
                                                            OFFICER

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

                       NAME                                          TITLE                       DATE

                 /s/ RAYMOND PLANK                     Chairman and Chief Executive         March 28, 1997
---------------------------------------------------      Officer (Principal Executive
                   RAYMOND PLANK                         Officer)

                /s/ MARK A. JACKSON                    Vice President and Chief             March 28, 1997
---------------------------------------------------      Financial Officer (Principal
                  MARK A. JACKSON                        Financial Officer)

              /s/ THOMAS L. MITCHELL                   Controller and Chief Accounting      March 28, 1997
---------------------------------------------------      Officer (Principal Accounting
                THOMAS L. MITCHELL                       Officer)

                       NAME                                          TITLE                       DATE

              /s/ FREDERICK M. BOHEN                   Director                             March 28, 1997
---------------------------------------------------
                FREDERICK M. BOHEN

                 /s/ VIRGIL B. DAY                     Director                             March 28, 1997
---------------------------------------------------
                   VIRGIL B. DAY

               /s/ G. STEVEN FARRIS                    Director                             March 28, 1997
---------------------------------------------------
                 G. STEVEN FARRIS

              /s/ RANDOLPH M. FERLIC                   Director                             March 28, 1997
---------------------------------------------------
                RANDOLPH M. FERLIC

              /s/ EUGENE C. FIEDOREK                   Director                             March 28, 1997
---------------------------------------------------
                EUGENE C. FIEDOREK

               /s/ W. BROOKS FIELDS                    Director                             March 28, 1997
---------------------------------------------------
                 W. BROOKS FIELDS

             /s/ ROBERT V. GISSELBECK                  Director                             March 28, 1997
---------------------------------------------------
               ROBERT V. GISSELBECK

              /s/ STANLEY K. HATHAWAY                  Director                             March 28, 1997
---------------------------------------------------
                STANLEY K. HATHAWAY

                 /s/ JOHN A. KOCUR                     Director                             March 28, 1997
---------------------------------------------------
                   JOHN A. KOCUR

            /s/ GEORGE D. LAWRENCE JR.                 Director                             March 28, 1997
---------------------------------------------------
              GEORGE D. LAWRENCE JR.

                /s/ MARY RALPH LOWE                    Director                             March 28, 1997
---------------------------------------------------
                  MARY RALPH LOWE

                /s/ JOSEPH A. RICE                     Director                             March 28, 1997
---------------------------------------------------
                  JOSEPH A. RICE

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF APACHE CORPORATION:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DEKALB Energy Company, a company acquired during 1995 in a transaction accounted for as a pooling of interests, for the year ended December 31, 1994, as discussed in Note 2. Such financial statements are included in the consolidated financial statements of Apache Corporation and Subsidiaries and reflect total revenues of eight percent of the related consolidated total for the year ended December 31, 1994, after restatement to reflect certain adjustments as set forth in Note 2. The financial statements of DEKALB Energy Company, prior to those adjustments, were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to 1994 amounts included for DEKALB Energy Company, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 28, 1997

                                AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF DEKALB ENERGY COMPANY:

     We have audited the consolidated balance sheet of DEKALB Energy Company as at December 31, 1994 and the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of DEKALB Energy Company as at December 31, 1994 and the consolidated results of its operations and its cash flows for the year ended December 31, 1994, in accordance with United States generally accepted accounting principles.

/s/ COOPERS & LYBRAND
Coopers & Lybrand

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

     Management maintains and places reliance on systems of internal control designed to provide reasonable assurance, weighing the costs with the benefits sought, that all transactions are properly recorded in the Company's books and records, that policies and procedures are adhered to, and that assets are safeguarded. The systems of internal controls are supported by written policies and guidelines, internal audits and the selection and training of qualified personnel.

     The financial statements of Apache Corporation and Subsidiaries, except for DEKALB Energy Company prior to 1995, have been audited by Arthur Andersen LLP, independent public accountants. The financial statements of DEKALB Energy Company and its subsidiaries for 1994 were audited by Coopers & Lybrand. Their audits included developing an overall understanding of each Company's accounting systems, procedures and internal controls and conducting tests and other auditing procedures sufficient to support their opinions on the fairness of the respective consolidated financial statements.

     The Apache Corporation Board of Directors exercises its oversight responsibility for the financial statements through its Audit Committee, composed solely of directors who are not current or former employees of Apache. The Audit Committee meets periodically with management, internal auditors and the independent public accountants to ensure that they are successfully completing designated responsibilities. The internal auditors and independent public accountants have open access to the Audit Committee to discuss auditing and financial reporting issues.

Raymond Plank
Chairman of the Board
and Chief Executive Officer

Mark A. Jackson
Vice President and Chief Financial Officer

Thomas L. Mitchell
Controller and Chief Accounting Officer

                      APACHE CORPORATION AND SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                          1996          1995          1994
                                                        ---------     ---------     ---------
                                                          (IN THOUSANDS, EXCEPT PER COMMON
                                                                     SHARE DATA)
REVENUES:
  Oil and gas production revenues.....................  $ 833,164     $ 653,144     $ 538,389
  Gathering, processing and marketing revenues........    142,868        97,207        44,287
  Equity in income (loss) of affiliates...............       (281)           --           459
  Other revenues......................................      1,400           351         9,491
                                                        ---------     ---------     ---------
                                                          977,151       750,702       592,626
                                                        ---------     ---------     ---------
OPERATING EXPENSES:
  Depreciation, depletion and amortization............    315,144       297,485       257,821
  Impairments.........................................         --            --         7,300
  Operating costs.....................................    225,527       211,742       149,474
  Gathering, processing and marketing costs...........    138,768        91,243        37,866
  Administrative, selling and other...................     35,911        36,552        38,729
  Merger costs........................................         --         9,977            --
  Financing costs:
     Interest expense.................................     89,829        88,057        37,838
     Amortization of deferred loan costs..............      5,118         4,665         3,987
     Capitalized interest.............................    (30,712)      (19,041)       (6,034)
     Interest income..................................     (2,629)       (3,121)       (1,048)
                                                        ---------     ---------     ---------
                                                          776,956       717,559       525,933
                                                        ---------     ---------     ---------

INCOME BEFORE INCOME TAXES............................    200,195        33,143        66,693
  Provision for income taxes..........................     78,768        12,936        21,110
                                                        ---------     ---------     ---------
NET INCOME............................................  $ 121,427     $  20,207     $  45,583
                                                        =========     =========     =========

NET INCOME PER COMMON SHARE...........................  $    1.42     $     .28     $     .65
                                                        =========     =========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............     85,777        71,792        69,715
                                                        =========     =========     =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1995        1994
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................  $ 121,427   $  20,207   $  45,583
  Adjustments to reconcile net income to net cash provided
   by
   operating activities:
     Depreciation, depletion and amortization...............    315,144     297,485     257,821
     Impairments............................................         --          --       7,300
     Amortization of deferred loan costs....................      5,118       4,665       3,987
     Provision for deferred income taxes....................     61,336      29,382      24,385
     Other deferred credits.................................         --       4,584          --
     Other..................................................         --          --          46
  Cash distributions less than earnings of affiliates.......       (163)         --        (459)
  Gain on sale of stock held for investment and other.......       (770)       (906)     (2,108)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Increase in receivables................................    (55,645)    (64,399)    (12,128)
     (Increase) decrease in advances to oil and gas ventures
      and other.............................................      5,737        (189)     (2,281)
     Increase in product inventory..........................     (1,487)         --          --
     Increase in deferred charges and other.................     (1,834)     (1,294)     (3,238)
     Increase (decrease) in payables........................     35,998      37,254     (17,288)
     Increase (decrease) in accrued operating expenses......     (3,433)     15,236         541
     Increase (decrease) in advance from gas purchaser......     (8,540)     (7,038)     67,376
     Increase (decrease) in deferred credits and noncurrent
      liabilities...........................................     17,616      (2,864)    (11,768)
                                                              ---------   ---------   ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    490,504     332,123     357,769
                                                              ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures..................   (493,695)   (312,168)   (344,125)
  Acquisition of oil and gas properties.....................   (114,971)   (820,918)   (180,742)
  Purchase of premium gas contract..........................         --     (28,700)         --
  Gathering, transmission and processing expenditures.......    (33,355)     (6,700)         --
  Non-cash portion of net oil and gas property additions....     46,268       5,092       5,480
  Investment in ProEnergy...................................     (4,430)         --          --
  Acquisition of Phoenix, net of cash acquired..............    (43,294)         --          --
  Purchase of AERC stock, net of cash acquired..............         --          --     (13,885)
  Purchase of stock held for investment.....................         --        (307)     (5,051)
  Proceeds from sale of oil and gas properties..............     30,144     271,937      19,525
  Prepaid acquisition cost..................................         --      25,377     (25,377)
  Proceeds from sale of stock held for investment...........      7,193       2,835       6,640
  Other capital expenditures, net...........................     (9,375)     (9,859)    (11,968)
  Other, net................................................     (2,712)      3,307      (1,716)
                                                              ---------   ---------   ---------
          NET CASH USED IN INVESTING ACTIVITIES.............   (618,227)   (870,104)   (551,219)
                                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................    765,895     856,159     244,058
  Payments on long-term debt................................   (615,765)   (500,579)    (38,019)
  Net decrease in short-term borrowings.....................         --          --      (5,478)
  Dividends paid............................................    (23,420)    (18,915)    (17,131)
  Proceeds from issuance of common stock....................      8,145     197,006       4,599
  Payments to acquire treasury stock........................     (1,698)        (26)     (3,389)
  Cost of debt and equity transactions......................     (5,906)    (12,074)       (875)
                                                              ---------   ---------   ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    127,251     521,571     183,765
                                                              ---------   ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (472)    (16,410)     (9,685)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     13,633      30,043      39,728
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  13,161   $  13,633   $  30,043
                                                              =========   =========   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    13,161    $    13,633
  Receivables...............................................      234,646        175,949
  Inventories...............................................       13,963          9,764
  Advances to oil and gas ventures and other................        6,386          8,990
                                                              -----------    -----------
                                                                  268,156        208,336
                                                              -----------    -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
     Proved properties......................................    4,713,113      3,956,833
     Unproved properties and properties under development,
       not being amortized..................................      388,872        335,842
     International concession rights, not being amortized...       99,000             --
  Gas gathering, transmission and processing facilities.....      121,446         33,088
  Other.....................................................       58,882         51,341
                                                              -----------    -----------
                                                                5,381,313      4,377,104
  Less: Accumulated depreciation, depletion and
     amortization...........................................   (2,281,252)    (1,975,543)
                                                              -----------    -----------
                                                                3,100,061      2,401,561
                                                              -----------    -----------
OTHER ASSETS:
  Deferred charges and other................................       64,213         71,553
                                                              -----------    -----------
                                                              $ 3,432,430    $ 2,681,450
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $     2,000    $     3,000
  Accounts payable..........................................      174,941        138,269
  Accrued operating expense.................................       17,263         26,863
  Accrued exploration and development.......................       76,465         30,251
  Accrued compensation and benefits.........................       12,262          9,733
  Other accrued expenses....................................       26,726         22,233
                                                              -----------    -----------
                                                                  309,657        230,349
                                                              -----------    -----------

LONG-TERM DEBT..............................................    1,235,706      1,072,076
                                                              -----------    -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................      254,789        181,575
  Advance from gas purchaser................................       51,798         60,338
  Other.....................................................       61,964         45,307
                                                              -----------    -----------
                                                                  368,551        287,220
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000 shares authorized,
     91,224,028 and 78,498,892 shares issued,
     respectively...........................................      114,030         98,124
  Paid-in capital...........................................    1,002,540        687,465
  Retained earnings.........................................      432,588        335,470
  Treasury stock, at cost, 1,165,231 and 1,119,934 shares,
     respectively...........................................      (15,152)       (13,478)
  Currency translation adjustments..........................      (15,490)       (15,776)
                                                              -----------    -----------
                                                                1,518,516      1,091,805
                                                              -----------    -----------
                                                              $ 3,432,430    $ 2,681,450
                                                              ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                  CURRENCY         TOTAL
                                    COMMON     PAID-IN     RETAINED   TREASURY   TRANSLATION   SHAREHOLDERS'
                                    STOCK      CAPITAL     EARNINGS    STOCK     ADJUSTMENT       EQUITY
                                    ------     -------     --------   --------   -----------   -------------
                                                                (IN THOUSANDS)
BALANCE, DECEMBER 31, 1993.......   $88,442   $  499,817   $306,892   $(14,414)   $(12,141)     $  868,596
  Net income.....................        --           --     45,583         --          --          45,583
  Dividends ($.28 per common
    share).......................        --           --    (17,182)        --          --         (17,182)
  Common shares issued...........       281        3,428         --         --          --           3,709
  Treasury shares issued.........        --           --         --        966          --             966
  Treasury shares purchased......        --           --         --     (3,389)         --          (3,389)
  Treasury shares retired........     (241)       (3,144)        --      3,385          --              --
  Currency translation
    adjustments..................        --           --         --         --      (7,196)         (7,196)
                                   --------   ----------   --------   --------    --------      ----------

BALANCE, DECEMBER 31, 1994.......    88,482      500,101    335,293    (13,452)    (19,337)        891,087
  Net income.....................        --           --     20,207         --          --          20,207
  Dividends ($.28 per common
    share).......................        --           --    (20,030)        --          --         (20,030)
  Common shares issued...........     9,642      187,364         --         --          --         197,006
  Treasury shares purchased......        --           --         --        (26)         --             (26)
  Currency translation
    adjustments..................        --           --         --         --       3,561           3,561
                                   --------   ----------   --------   --------    --------      ----------

BALANCE, DECEMBER 31, 1995.......    98,124      687,465    335,470    (13,478)    (15,776)      1,091,805
  Net income.....................        --           --    121,427         --          --         121,427
  Dividends ($.28 per common
    share).......................        --           --    (24,309)        --          --         (24,309)
  Common shares issued...........    15,906      315,075         --         --          --         330,981
  Treasury shares issued.........        --           --         --         24          --              24
  Treasury shares purchased......        --           --         --     (1,698)         --          (1,698)
  Currency translation
    adjustments..................        --           --         --         --         286             286
                                   --------   ----------   --------   --------    --------      ----------

BALANCE, DECEMBER 31, 1996.......  $114,030   $1,002,540   $432,588   $(15,152)   $(15,490)     $1,518,516
                                   ========   ==========   ========   ========    ========      ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into four U.S. operating regions (Offshore, Midcontinent, Gulf Coast and Western), plus a Canadian region. Approximately 82 percent of the Company's proved reserves are located in North America. Internationally, Apache has exploration and production interests offshore Western Australia and in Egypt, and exploration interests offshore The People's Republic of China, in Indonesia and offshore the Ivory Coast. Apache treats all operations as one segment of business.

     The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves. A substantial portion of the Company's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 63 percent of Apache's 1996 production on an energy equivalent basis, the Company was affected more by fluctuations in natural gas prices than in oil prices.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company's interests in oil and gas ventures and partnerships are proportionately consolidated. Certain reclassifications have been made to the Consolidated Financial Statements for prior years to conform with the current presentation. Apache's investment in Producers Energy Marketing LLC (ProEnergy), a jointly-owned marketing company, is accounted for using the equity method.

     Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

     Inventories -- Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted average cost or market, and oil produced but not sold, stated at current market value net of costs to sell.

     Property and Equipment -- The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Exclusive of field-level costs, Apache capitalized $12.8 million, $12.5 million and $14.6 million of internal costs in 1996, 1995 and 1994, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Internal costs attributable to the management of the Company's producing properties, before recoveries from industry partners, totaled $17.0 million, $16.3 million and $13.2 million in 1996, 1995, and 1994, respectively, and are included in operating costs in the Company's Statement of Consolidated Income. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's reserve volumes are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains or losses are not recognized.

     Apache computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized interest costs are excluded from the

                      APACHE CORPORATION AND SUBSIDIARIES
amortization base until the properties associated with these costs are evaluated. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. These future costs are generally estimated by engineers employed by Apache.

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

     The costs of certain unevaluated leasehold acreage, wells being drilled and international concession rights are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those international operations where a reserve base is not yet established.

     Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from two to 20 years. Accumulated depreciation for these assets totaled $36.6 million and $26.3 million at December 31, 1996 and 1995, respectively.

     Accounts Payable -- Included in accounts payable at December 31, 1996 and 1995, are liabilities of approximately $36.5 million and $48 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.

     Revenue Recognition -- Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are generally reflected as adjustments to reported gas reserves and future cash flows in the Company's supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of Apache's proved gas reserves at December 31, 1996. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.

     Hedging Activities -- Apache periodically enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Estimates of future cash flows related to derivatives contracts, based upon year-end prices, and fixed-price physical contracts are reflected in future cash inflows from proved reserves in the Company's supplemental oil and gas disclosures.

     The Company enters into various interest rate cap and swap agreements from time to time with major financial institutions to manage its exposure to fluctuations in market interest rates. Gains and losses on these activities are recognized in interest expense in the period hedged by the agreements.

     Income Taxes -- The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation

                      APACHE CORPORATION AND SUBSIDIARIES
allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

     Foreign Currency Translation -- The U.S. dollar is considered the functional currency for each of the Company's international operations, except for the Canadian subsidiary whose functional currency is the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiary's foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in a separate component of shareholders' equity. For other international operations, transaction gains or losses are recognized in current net income and were not material in any of the periods presented.

     Net Income Per Common Share -- Amounts are based on the weighted average number of shares of common stock outstanding. The effects of common stock equivalents, which would include shares from the assumed conversion of the 3.93 percent notes, were either immaterial or not dilutive for each of the periods presented. Furthermore, fully diluted net income per share, assuming conversion of certain of the convertible debentures, was not significantly different than primary net income per share for all periods presented.

     Stock-Based Compensation -- The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in 1996 had no effect on the Company's results of operations.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see supplemental oil and gas disclosures).

2. ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

     On May 20, 1996, Apache acquired, for approximately $396.3 million, The Phoenix Resource Companies, Inc. (Phoenix), an oil and gas company operating primarily in the Arab Republic of Egypt, through a merger (Merger) which resulted in Phoenix becoming a wholly-owned subsidiary of Apache. Pursuant to the Merger Agreement, shares of Phoenix common stock then outstanding and outstanding Phoenix stock options (which were assumed by Apache) were converted into the right to receive (a) .75 shares of Apache common stock with any fractional shares paid in cash, without interest, and (b) $4.00 in cash. As a result, 12.2 million shares of Apache common stock, valued at $26 per share, were issued and approximately $65 million was paid to former Phoenix shareholders.

     In 1996, the Company also completed 62 tactical regional acquisitions for cash consideration totaling $115.0 million. These acquisitions added approximately 18.9 MMboe to the Company's reserves.

     In September 1995, Apache acquired substantially all of the oil and gas assets of Aquila Energy Resources Corporation (Aquila) for approximately $210 million. The acquired assets included proved reserves totaling an estimated 157 Bcf of gas equivalent, approximately 107,000 developed and 49,000 undeveloped net acres located primarily in Apache's Anadarko Basin and Gulf of Mexico core areas, a five-year, four-month premium-price gas contract effective September 1, 1995, and non-operated interests in four gas processing plants. The gas contract calls for Aquila Energy Marketing Corporation, a wholly owned subsidiary of

                      APACHE CORPORATION AND SUBSIDIARIES

UtiliCorp United Inc., to purchase 20 to 25 MMcf of gas per day from Apache at a price of $2.70 per Mcf in 1996, escalating to $3.20 per Mcf in the year 2000.

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

     In connection with the DEKALB merger, the methods used by Apache and DEKALB in computing DD&A expense of proved oil and gas properties were conformed to the units-of-production method using physical units. This method was previously used by DEKALB and in conforming the methods used, Apache adopted the units-of-production method in lieu of the future gross revenue method. The conforming adjustments for DD&A expense have been reflected retroactively in the accompanying consolidated financial statements along with an adjustment to DEKALB's previously recorded deferred tax valuation allowance for U.S. operating loss carryforwards expected to be utilized by Apache in future periods. All other adjustments are reclassifications to conform financial statement presentation. Apache and DEKALB had no significant intercompany transactions prior to the merger.

     A reconciliation of the previously separate results of Apache and DEKALB to the restated combined results for 1994 is as follows:

                                                     REVENUES    NET INCOME
                                                     --------    ----------
                                                         (IN THOUSANDS)
Apache.............................................  $545,621     $42,837
DEKALB.............................................   46,290        6,813
Reclassifications to conform presentation..........      715           --
Conforming adjustments:
  DD&A expense.....................................       --       (6,682)
  Income taxes.....................................       --        2,615
                                                     --------     -------
                                                     $592,626     $45,583
                                                     ========     =======

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

                      APACHE CORPORATION AND SUBSIDIARIES

     The following unaudited pro forma financial information shows the effect on the Company's consolidated results of operations as if the Phoenix Merger occurred on January 1 of each year presented and as if the Texaco acquisition occurred on January 1, 1995. The pro forma data is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                               FOR THE YEAR                FOR THE YEAR
                                         ENDED DECEMBER 31, 1996     ENDED DECEMBER 31, 1995
                                         ------------------------    ------------------------
                                         AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
              (UNAUDITED)                -----------    ---------    -----------    ---------
                                             (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Revenues...............................   $977,151      $992,077      $750,702      $801,397
Net income.............................   $121,427      $125,040      $ 20,207      $ 25,111
Net income per common share............   $   1.42      $   1.39      $    .28      $    .30
Weighted average common shares
  outstanding..........................     85,777        89,807        71,792        83,982

DIVESTITURES

     In 1996, Apache received $30.1 million from the sale of non-strategic oil and gas properties in a number of separate transactions.

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

3. INVESTMENTS IN EQUITY SECURITIES

     At December 31, 1996, Apache had no investments in equity securities.

     The Company realized gross gains totaling $.8 million, $.9 million and $2.2 million from the sale of equity securities during 1996, 1995 and 1994, respectively. Apache utilizes the average cost method in computing realized gains or losses, which are included in other revenues in the accompanying statement of consolidated income.

                      APACHE CORPORATION AND SUBSIDIARIES

4. DEBT

LONG-TERM DEBT

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
                                                                   (IN THOUSANDS)
Apache debt:
  Global credit facility -- U.S.............................  $  220,000     $       --
  Revolving bank credit facility............................          --        620,000
  7.625 percent debentures due 2096, net of discount........     149,175             --
  7.95 percent notes due 2026, net of discount..............     178,518             --
  7.7 percent notes due 2026, net of discount...............      99,634             --
  6 percent convertible subordinated debentures due 2002....     172,500        172,500
  9.25 percent notes due 2002, net of discount..............      99,772         99,742
  3.93 percent convertible notes due 1997...................      75,000         75,000
  Money market lines........................................       2,000          3,000
                                                              ----------     ----------
                                                                 996,599        970,242
                                                              ----------     ----------
Subsidiary and other obligations:
  Global credit facility -- Canada..........................      83,000             --
  Bank of Montreal facility.................................          --         27,000
  DEKALB 9.875 percent notes due 2000.......................      29,225         29,225
  DEKALB 10 percent notes due 1998..........................          --         22,100
  Global credit facility -- Australia.......................      73,500             --
  AEL acceptance facility...................................          --         24,200
  Egypt -- Qarun credit facilities..........................      54,750             --
  Share of offshore partnership financing...................         632          2,309
                                                              ----------     ----------
                                                                 241,107        104,834
                                                              ----------     ----------
Total debt..................................................   1,237,706      1,075,076
Less: Current maturities....................................      (2,000)        (3,000)
                                                              ----------     ----------
Long-term debt..............................................  $1,235,706     $1,072,076
                                                              ==========     ==========

     On October 31, 1996, Apache replaced its existing $1 billion revolving bank credit facility with a global credit arrangement (global credit facility) that provides Apache with greater borrowing availability, increased tax efficiency and a lower cost of bank debt. Consisting of three separate bank facilities tied together by an intercreditor agreement, the new global credit facility adds Apache's oil and gas reserve values in Australia and Canada to those in the U.S. in determining the Company's borrowing capacity. The facilities consist of a $125 million facility in each of Australia and Canada, and a $750 million facility in the United States. In connection with securing the global credit facility, the Company terminated the AEL acceptance facility and the Bank of Montreal facility using funds available under the new facility. The maximum amount available is subject to periodic redetermination of a borrowing base, determined solely at the discretion of the banks, predicated upon the Company's oil and gas reserve values and forecast rate of production. As of December 31, 1996, the borrowing base was $947 million and, adjusted for certain specified debt balances totaling $733 million, the available borrowing capacity under its global credit facility totaled $214 million. Under the terms of the global credit facility as of December 31, 1996, the Company must (i) maintain a minimum tangible net worth of $880 million, which is adjusted quarterly for subsequent earnings and securities transactions, and (ii) maintain a ratio of (a) earnings before interest, taxes, depreciation, depletion and

                      APACHE CORPORATION AND SUBSIDIARIES
amortization to (b) consolidated interest expense of not less than 3.7:1. The Company was in compliance with all financial covenants at December 31, 1996.

     The global credit facility is scheduled to mature on October 31, 2001, and the agreement provides for perpetual one-year extensions as requested by the Company, subject to the approval of the lenders. At the Company's option, the interest rate is based on (i) the First National Bank of Chicago's base rate,
(ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior debt rating and its ratio of debt to total capitalization, or
(iii) the LIBOR rate plus a margin that is determined by competitive bids from the participating banks. At December 31, 1996, the margin for committed loans was .25 percent. The Company also pays an annual facility fee of .10 percent on the total amount of each of the three facilities, which varies based upon the Company's public senior debt rating.

     In November 1996, Apache issued $150 million principal amount, $149.2 million net of discount, of senior unsecured 7.625 percent debentures maturing on November 1, 2096. The debentures are not redeemable prior to maturity. However, Apache has the right to advance maturity, under certain conditions. These debentures are governed by the same indenture that governs the Company's two issues of 30 year notes.

     During February 1996, Apache issued $100 million principal amount, $99.6 million net of discount, of senior unsecured 7.7 percent notes due March 15, 2026. During April 1996, Apache issued an additional $180 million principal amount, $178.5 million net of discount, of senior unsecured 7.95 percent notes maturing on April 15, 2026. Neither issue of notes is redeemable prior to maturity. The indenture governing the notes imposes certain restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.

     The 6 percent convertible subordinated debentures due 2002 totaling $172.5 million were issued by Apache in January 1995 and are convertible at the option of the holder into Apache common stock at a price of $30.68 per share, subject to adjustment under certain circumstances.

     The 9.25 percent notes totaling $100 million were issued by Apache in May 1992 and are not redeemable prior to their maturity in June 2002. In December 1992, Apache issued the 3.93 percent convertible notes. The 3.93 percent notes mature in November 1997, and are not redeemable prior to maturity; however, they are convertible into Apache common stock at $27 per share, subject to adjustment under certain circumstances. The 3.93 percent notes are classified as long-term debt in the accompanying consolidated balance sheet, as the Company has the ability and intent to replace them with additional long-term debt if they are not converted into Apache common stock.

     The indentures for the 9.25 percent and 3.93 percent notes impose substantially similar restrictions on the Company, including limits on the Company's ability to incur debt secured by certain liens and on its ability to enter into certain sale and leaseback transactions. Upon certain changes in control of the Company, both issues are subject to mandatory repurchase (or conversion at the option of the noteholders in the case of the 3.93 percent notes).

     At December 31, 1996, the Company also had certain uncommitted money market lines of credit which are used from time to time for working capital purposes. As of December 31, 1996, an aggregate of $2 million was outstanding under such credit lines.

     The DEKALB 9.875 percent notes mature on July 15, 2000. On October 25, 1996, Apache redeemed, at par, $22.1 million principal amount of DEKALB 10 percent notes. Such notes were due in 1998 and were redeemed using borrowings under the Company's revolving bank credit facility.

     In 1996, the Company, acting through two of its Egyptian subsidiaries, established $75 million of secured credit facilities with the International Finance Corporation to finance development of its Qarun Concession in Egypt. During the pre-completion phase of development operations, the Company guarantees the credit facilities; following completion, the facilities are secured only by assets associated with the Qarun Concession.

                      APACHE CORPORATION AND SUBSIDIARIES

Interest is assessed at LIBOR plus a margin determined by several factors, including the Company's public senior debt ratings, the Company's debt-to-capitalization ratio, and whether or not development operations are in the pre-completion phase. At December 31, 1996, outstanding borrowings under these facilities totaled $54.75 million and the applicable margin over LIBOR was
 .875 percent. A commitment fee equal to one-half of one percent per annum is payable on the unused portion of the facilities. Repayment of amounts outstanding under the facilities is contractually scheduled to commence on June 15, 1998, with semi-annual installments thereafter ending on December 15, 2002.

     In 1992, Apache established a $35 million banking facility on behalf of Apache Offshore Investment Partnership. At December 31, 1996, the amount outstanding under such facility was $2.35 million, of which Apache's share was $.6 million. On January 31, 1997, the loan was repaid by the Partnership and the facility terminated.

     As of December 31, 1996 and 1995, the Company had approximately $20.3 million and $19.3 million, respectively, of unamortized costs associated with its various debt obligations. These costs are reflected as deferred charges in the accompanying consolidated balance sheet and are being amortized over the life of the related debt.

     In January 1997, the Company established a $300 million commercial paper program. The program allows Apache to borrow funds for up to 270 days at attractive interest rates. The commercial paper program is supported by availability under the $750 million U.S. portion of the global credit facility.

AGGREGATE MATURITIES OF DEBT

                                            DECEMBER 31, 1996
                                            -----------------
                                             (IN THOUSANDS)
1997.......................................    $    2,000(1)
1998.......................................        13,224
1999.......................................        12,593
2000.......................................        41,818
2001.......................................       464,092
Thereafter.................................       703,979
                                               ----------
                                               $1,237,706
                                               ==========

---------------

(1) Excludes $75 million related to the 3.93 percent convertible notes expected to be refinanced with long-term debt if not converted into common stock.

5. INCOME TAXES

     Income before income taxes is composed of the following:

                                               FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
                                                        (IN THOUSANDS)
United States................................  $154,759    $28,155     $59,948
International................................    45,436      4,988       6,745
                                               --------    -------     -------
Total........................................  $200,195    $33,143     $66,693
                                               ========    =======     =======

                      APACHE CORPORATION AND SUBSIDIARIES

     The total provision for income taxes consists of the following:

                                               FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
                                                        (IN THOUSANDS)
Current taxes:
  Federal....................................  $    --     $(16,776)   $(3,890)
  State......................................       --           --        100
  Foreign....................................   17,432          330        515
Deferred taxes...............................   61,336       29,382     24,385
                                               -------     --------    -------
                                               $78,768     $ 12,936    $21,110
                                               =======     ========    =======

     A reconciliation of the federal statutory income tax amounts to the effective amounts is as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                --------    --------    --------
                                                         (IN THOUSANDS)
Statutory income tax..........................  $70,068     $11,600     $23,343
State income tax, less federal benefit........    4,558       1,282       1,013
Taxation of foreign operations................    5,226         135       1,486
Utilization of federal income tax credits ....       --          --      (1,545)
Increase in foreign corporate income tax
  rates.......................................       --       1,757          --
DEKALB income tax benefit limitation recorded
  (reversed)..................................       --          --      (2,499)
All other, net................................   (1,084)     (1,838)       (688)
                                                -------     -------     -------
                                                $78,768     $12,936     $21,110
                                                =======     =======     =======

     The net deferred tax liability is comprised of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1996         1995
                                                        ---------    --------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Deferred income.....................................  $    (443)   $ (2,410)
  Federal net operating loss carryforwards............    (65,018)    (57,642)
  State net operating loss carryforwards..............    (10,363)    (10,126)
  Statutory depletion carryforwards...................     (5,469)     (5,138)
  Alternative minimum tax credits.....................     (9,130)     (6,239)
  Accrued expenses and liabilities....................     (4,805)     (9,136)
  Other...............................................     (5,301)     (6,910)
                                                        ---------    --------
          Total deferred tax assets...................   (100,529)    (97,601)
Valuation allowance...................................        942       1,374
                                                        ---------    --------
Net deferred tax assets...............................    (99,587)    (96,227)
                                                        ---------    --------
Deferred tax liabilities:
  Depreciation, depletion and amortization............    319,226     271,020
  Foreign loss recapture..............................     18,963          --
  Other...............................................     16,187       6,782
                                                        ---------    --------
          Total deferred tax liabilities..............    354,376     277,802
                                                        ---------    --------
Deferred income tax liability.........................  $ 254,789    $181,575
                                                        =========    ========

                      APACHE CORPORATION AND SUBSIDIARIES

     U.S. deferred taxes have not been provided on foreign earnings totaling $104 million, which are permanently reinvested abroad. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

     At December 31, 1996, the Company had U.S. Federal net operating loss carryforwards of $179.1 million that will expire beginning in 1997, foreign net operating loss carryforwards of $6.5 million that can be carried forward indefinitely, and U.S. and foreign statutory depletion carryforwards totaling $13.4 million that can be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $9.1 million that can be carried forward indefinitely but which can be used only to reduce regular tax liabilities in excess of AMT liabilities. The Company has investment and other tax credit carryforwards of $.9 million that will expire beginning in 1997, which have been fully reserved through the valuation allowance.

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

     This payment has been classified as an advance on the balance sheet and is being reduced as gas is delivered to the purchaser under the terms of the contract. At December 31, 1996 and 1995, $51.8 million and $60.3 million, respectively, were still outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, minus or plus amounts paid or received by Apache applicable to the price swap agreement. Interest expense is recorded based on a rate of 9 1/2 percent.

7. CAPITAL STOCK

COMMON STOCK OUTSTANDING

                                                            1996          1995          1994
                                                         ----------    ----------    ----------
Balance, beginning of year.............................  77,378,958    69,666,092    69,504,310
Treasury shares issued (acquired), net.................     (45,297)         (959)      129,852
Treasury shares acquired and retired...................          --            --      (192,808)
Shares issued for:
  Phoenix merger.......................................  12,189,918            --            --
  DEKALB merger........................................          --       153,229            --
  Public equity offering...............................          --     7,450,000            --
  Acquisition of AERC..................................          --            --         2,974
  Dividend reinvestment plan...........................      25,148        26,809        13,789
  Retirement/401(k) savings plan.......................     183,059            --            --
  Stock option plans...................................     317,775        83,787       207,975
  Other................................................       9,236            --            --
                                                         ----------    ----------    ----------
Balance, end of year...................................  90,058,797    77,378,958    69,666,092
                                                         ==========    ==========    ==========

                      APACHE CORPORATION AND SUBSIDIARIES

     Public Equity Offering -- In September 1995, Apache completed a public offering of approximately 7.5 million shares of Apache common stock for net proceeds of $195.5 million.

     Stock Option Plans -- At December 31, 1996, officers and certain key employees have been granted options to purchase the Company's common stock under employee stock option plans adopted in 1990 and 1995 and under certain predecessor plans (collectively, the Stock Option Plans). Under the Stock Option Plans, the exercise price of each option equals the market price of Apache's common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after ten years. The Company may issue up to 4,119,163 shares of common stock under the Stock Option Plans, of which options to acquire 1,231,050 shares of common stock remained available for grant at December 31, 1996.

     On October 31, 1996, the Company established the 1996 Performance Stock Option Plan (the Performance Plan) for substantially all full-time employees, excluding officers and certain key employees. Under the Performance Plan, the exercise price of each option equals the market price of Apache common stock on the date of grant. All options become exercisable after nine and one-half years and expire ten years from the date of grant; however, exercisability will be accelerated if share price goals of $50 and $60 per share, respectively, are attained before January 1, 2000. The Company may issue up to 1,300,000 shares of common stock under the Performance Plan, of which options to acquire 272,190 shares of common stock remained available for grant at December 31, 1996.

     A summary of the status of the plans described above as of December 31, 1996, 1995, and 1994 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                      1996                       1995                       1994
                            ------------------------   ------------------------   ------------------------
                            SHS. UNDER    WTD. AVG.    SHS. UNDER    WTD. AVG.    SHS. UNDER    WTD. AVG.
                              OPTION     EXER. PRICE     OPTION     EXER. PRICE     OPTION     EXER. PRICE
                            ----------   -----------   ----------   -----------   ----------   -----------
Outstanding, beginning of
  year.....................    1,218       $23.91         1,340       $20.42         1,179       $17.47
Granted....................    2,032        33.26           397        26.90           547        24.23
Exercised..................     (224)       17.58          (131)       16.96          (208)       14.96
Forfeited..................     (141)       27.30          (388)       17.25          (178)       18.94
                              ------                     ------                     ------
Outstanding, end of
  year(1)..................    2,885        30.82         1,218        23.91         1,340        20.42
                              ======                     ======                     ======

Exercisable, end of year...      467        23.88           465        20.16           704        16.66
                              ======                     ======                     ======

Available for grant, end of
  year.....................    1,503                      2,158                        815
                              ======                     ======                     ======
Weighted average fair value
  of
  options granted during
  the year(2)..............   $ 9.80                     $10.46

---------------

(1) Excludes 644,100 shares, as of December 31, 1996, issuable under stock options assumed in connection with the Phoenix Merger.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: (i) risk-free interest rates of 6.19 and 6.47 percent; (ii) expected lives of five years for the Stock Option Plans in both 1996 and 1995, and 2.5 years for the Performance Plan in 1996, (iii) expected volatility of 30.50 and 35.75 percent, and (iv) expected dividend yields of 0.85 and 1.04 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands):

                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                             -------------------------------------   -----------------------
                             NO. OF SHS.    WTD. AVG.                NO. OF SHS.
          RANGE OF              UNDER       REMAINING    WTD. AVG.      UNDER      WTD. AVG.
          EXERCISE           OUTSTANDING   CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
           PRICES              OPTIONS        LIFE         PRICE       OPTIONS       PRICE
          --------           -----------   -----------   ---------   -----------   ---------
$ 2.39 - $19.63.............      124         4.60        $16.40         124        $16.40
$21.00 - $29.88.............    1,104         8.17         27.29         343         26.59
$30.25 - $36.00.............    1,657         9.75         34.26          --            --
                                -----                                    ---
                                2,885                                    467
                                =====                                    ===

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized for the Stock Option Plans or the Performance Plan. If compensation costs for these plans had been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would approximate the following pro forma amounts:

                                                           1996       1995
                                                         --------    -------
                                                           (IN THOUSANDS)
Net Income:
  As Reported..........................................  $121,427    $20,207
  Pro Forma............................................   119,536     19,968
Net Income per Common Share:
  As Reported..........................................  $   1.42    $   .28
  Pro Forma............................................      1.39        .28

     The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

     On October 31, 1996, subject to shareholder approval, the Company adopted the 1996 Share Price Appreciation Plan (the Appreciation Plan) for officers and certain key employees. The Appreciation Plan provides for awards denominated in shares of Apache common stock to become payable upon attainment of share price goals of $50 and $60 per share, respectively, before January 1, 2000. Between 30 and 50 percent of the award will be paid in cash at the market value of the stock on the date of payment, and the balance (up to a total of 2,000,000 shares in the aggregate) will be issued in Apache common stock. Generally, any payments will be made in three installments over 36 months. When and if payments are made, the Company will recognize compensation expense over the 36 month vesting period equal to the value of the stock issued on the date the share price goal is attained (i.e., $50 or $60 per share, as appropriate) and the actual amount of cash paid. No compensation expense related to the Appreciation Plan has been included in the pro forma amounts shown above. Additionally, the shares of Apache common stock contingently issuable under the Appreciation Plan will be excluded from the computation of net income per common share until the stated share price goals of $50 and $60 per share, respectively, are attained.

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

                      APACHE CORPORATION AND SUBSIDIARIES

     Rights to Purchase Preferred Stock -- In December 1995, the Company declared a dividend of one right (a Right) for each outstanding share of Apache common stock effective on January 31, 1996. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Junior Participating Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock. If the Company engages in certain business combinations or a 20 percent shareholder engages in certain transactions with the Company, the Rights become exercisable for Apache common stock or common stock of the corporation acquiring the Company (as the case may be) at 50 of the then-market price. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. The Company may redeem the Rights at $.01 per Right at any time until 10 business days after public announcement that a person has acquired 20 percent or more of the outstanding shares of Apache common stock. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company will include Rights.

8. NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities is presented below.

     In May 1996, Apache acquired Phoenix for cash and Apache common stock, and assumed certain outstanding Phoenix stock options. The accompanying financial statements include the following attributable to the Phoenix Merger:

                                                             (IN THOUSANDS)
Value of properties acquired, including gathering
  facilities................................................   $ 386,237
Other non-cash assets acquired..............................       7,901
Common stock issued and options to purchase common stock
  assumed (12.2 million and .8 million shares,
  respectively).............................................    (322,860)
Liabilities assumed.........................................     (27,984)
                                                               ---------
Cash paid, net of cash acquired.............................   $  43,294
                                                               =========

Supplemental Disclosure of Cash Flow Information

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
Cash paid (received) during the year for:
  Interest, net of amounts capitalized.............  $53,228      $ 64,365     $30,909
  Income and other taxes, net of refunds...........    6,241       (15,225)      6,874

                      APACHE CORPORATION AND SUBSIDIARIES

9. FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995.

                                                  1996                    1995
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
                                                         (IN THOUSANDS)
Cash and cash equivalents...............  $ 13,161      13,161    $ 13,633      13,633
Investment securities...................        --          --       5,620       6,084
Long-term debt:
  Bank debt.............................   431,250     431,250     671,200     671,200
  7.625 percent debentures due 2096.....   149,175     150,045          --          --
  7.95 percent notes due 2026...........   178,518     186,354          --          --
  7.7 percent notes due 2026............    99,634     102,348          --          --
  6 percent convertible subordinated
     debentures due 2002................   172,500     216,488     172,500     198,375
  9.25 percent notes due 2002...........    99,772     111,020      99,742     113,750
  3.93 percent convertible notes due
     1997...............................    75,000      99,750      75,000      88,733
  9.875 percent notes due 2000..........    29,225      32,203      29,225      33,217
  10 percent notes due 1998.............        --          --      22,100      22,199
  Other debt............................     2,632       2,632       5,309       5,309
Hedging financial instruments:
  Interest rate swap....................        --          --          --         (40)
  Foreign currency rate contracts.......        --          --          --          81
  Commodity price swaps(1)..............        --      10,246      (9,326)    (30,631)

---------------

(1) Includes $10.7 million and $(7.9) million at December 31, 1996 and 1995, respectively, for fixed-to-floating price swaps where there is an offsetting position with a physical contract. See Commodity Price Hedges below.

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of trade receivables and trade payables included in the accompanying Consolidated Balance Sheet approximated market value at December 31, 1996 and 1995.

     Cash and Cash Equivalents -- The carrying amounts approximated fair value due to the short maturity of these instruments.

     Investment Securities -- The fair value of investments is based on quoted market prices at year end.

     Long-Term Debt -- The fair values of the 9.25 percent, 9.875 percent and
7.95 percent notes and the 7.625 percent debentures are based on the quoted market prices for those issues. The fair values of the 3.93 percent convertible notes and the 7.7 percent notes are estimated based on quotes obtained from private investment firms. The fair value of the six percent convertible subordinated debentures is based upon estimates provided to the Company by independent sources. The carrying amount of the bank debt approximates fair value because the interest rates are variable and reflective of market rates.

     Interest Rate Instruments -- The Company periodically enters into various financial instruments to manage its interest rate exposure. At December 31, 1996, the Company did not have any outstanding interest rate swap agreements.

                      APACHE CORPORATION AND SUBSIDIARIES

     Foreign Currency Rate Contracts -- The Company periodically enters into forward foreign currency exchange contracts to reduce the impact of foreign currency fluctuations on operating results. At December 31, 1996, Apache did not have any open forward foreign currency exchange contracts.

     Commodity Price Hedges -- Apache periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The derivative contracts call for Apache to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, Apache recognized hedging losses in 1996 and 1995 of $23.0 and $4.3 million, respectively, while recognizing a gain of $5.7 million in 1994. The 1995 loss reflected a $9.3 million pre-tax charge to earnings resulting from the loss of correlation of New York Mercantile Exchange (NYMEX) prices from actual wellhead prices for certain positions in January through March 1996 production, reported as a reduction of other revenues, offset by $5 million of commodity pricing gains which increased 1995 oil and gas production revenues. The 1996 hedging loss and the 1994 hedging gain were recognized in oil and gas production revenues during each of the respective years.

     Apache's consolidated balance sheet includes deferred credits totaling $3.2 million and $4.8 million at December 31, 1996 and 1995, respectively, for gains realized on the early termination of commodity derivative contracts in 1996 and prior years. These gains will be recognized as oil and gas production revenues over periods ranging from one to 48 months as the hedged production occurs.

     The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas commodity derivative contracts as of December 31, 1996:

                                                           PRODUCTION PERIODS
                                              --------------------------------------------
                                                1997        1998        1999        2000
                                              --------    --------    --------    --------
NYMEX Based Swap Positions:
  Pay fixed price (thousand MMBtu/d)(1).....    46.4        40.0        40.0        40.0
  Average swap price, per MMBtu(1)..........   $1.92       $2.02       $2.11       $2.21

---------------

(1) The Company has various contracts to supply gas at fixed prices. In order to lock in a margin on a portion of the volumes, the Company is a fixed price payor on swap transactions. The average physical contract price ranges from $2.34 in 1997 to $2.78 in 2000. The fair value of these hedges was $10.7 million at December 31, 1996, with $1.7 million of this value relating to the arrangement discussed in Note 6.

     The Company had, as of December 31, 1996, entered into price swaps on oil production under which the Company will receive a NYMEX fixed price, averaging $21.09 per barrel, on 800 barrels of daily crude oil production over a twelve-month period ending December 31, 1997. The fair value of oil hedges was a $.4 million loss at December 31, 1996.

     In connection with the purchase of MW Petroleum Corporation in mid-1991, the Company and Amoco Production Company (Amoco) entered into a hedging agreement. Under the terms of this agreement, Amoco receives payments in the event oil prices rise above specified reference prices for any year during the eight-year period ending June 30, 1999, or in the event gas prices exceeded specified reference prices for any year during the five-year period ending June 30, 1996. In the event price sharing payments are due to Amoco, the volumes listed below would be doubled until Amoco recovers its net payments previously made to Apache ($5.8 million through the contract year ended June 30, 1996) plus interest.

                      APACHE CORPORATION AND SUBSIDIARIES

     The notional oil volumes and the reference prices specified in the Amoco price support agreement are summarized below:

                YEAR ENDED JUNE 30:                 MMBBLS     PRICE
                -------------------                 ------    --------
       1997........................................  2.0       $29.48
       1998........................................  1.7        31.25
       1999........................................  1.4        33.12

     Apache was not required to make any price sharing payments in 1996, and does not expect to be liable to Amoco for future price sharing payments.

10. COMMITMENTS AND CONTINGENCIES

     Litigation -- The Company is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

     Environmental -- Apache, as an owner and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Apache maintains insurance coverage which it believes is customary in the industry, although it is not fully insured against all environmental risks.

     As part of the Company's due diligence review for acquisitions, Apache conducts an extensive environmental evaluation of purchased properties. Depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, or agree to assume liability for remediation of the property. As of December 31, 1996, Apache had a reserve for environmental remediation of approximately $6.6 million. The Company is not aware of any environmental claims existing as of December 31, 1996, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

     International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, Egypt, The People's Republic of China, Indonesia and the Ivory Coast. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly owned subsidiaries, is committed to expend approximately $306.0 million through 2000.

     Retirement and Deferred Compensation Plans -- The Company provides a retirement/401(k) savings plan and a non-qualified retirement/savings plan for employees. These plans allow participating employees to elect to contribute up to 10 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes a percentage of each participating employee's compensation, as defined, to the plan. Vesting in the Company's contributions occurs at the rate of 20 percent per year. Additionally, DEKALB maintains a separate retirement plan. Total expenses under all plans were $6.3 million, $7 million and $5.8 million for 1996, 1995 and 1994, respectively. The unfunded liability for all plans has been accrued in the consolidated balance sheet.

                      APACHE CORPORATION AND SUBSIDIARIES

     Lease Commitments -- The Company has leases for office space and equipment with varying expiration dates through 2007. Net rental expense was $6.5 million, $5.2 million and $4.4 million for 1996, 1995 and 1994, respectively.

     ProEnergy -- ProEnergy's limited liability company agreement provides that capital funding obligations, allocations of profit and loss and voting rights are calculated based upon the members' respective throughputs of natural gas sold to ProEnergy. Each member's liability with respect to future capital funding obligations is subject to certain limitations. Natural gas throughputs are calculated, profit distributed, and/or capital called on a quarterly basis. As of December 31, 1996, the Company held an approximate 44 percent interest in ProEnergy.

     As of December 31, 1996, minimum rental commitments under long-term operating leases and long-term pipeline transportation commitments, ranging from 15 to 27 years, are as follows:

                                                   NET
                                                 MINIMUM        PIPELINE          NET
                        RENTAL      SUBLEASE     RENTAL      TRANSPORTATION     MINIMUM
                      COMMITMENTS   RENTALS    COMMITMENTS    COMMITMENTS     COMMITMENTS
                      -----------   --------   -----------   --------------   -----------
                                                (IN THOUSANDS)
1997.................   $ 8,570     $(1,637)     $ 6,933        $ 2,684        $  9,617
1998.................     7,890      (1,062)       6,828          2,265           9,093
1999.................     7,475        (935)       6,540          2,263           8,803
2000.................     7,208        (935)       6,273          2,253           8,526
2001.................     6,547        (770)       5,777          2,239           8,016
Thereafter...........    30,471        (949)      29,522         36,819          66,341
                        -------     -------      -------        -------        --------
                        $68,161     $(6,288)     $61,873        $48,523        $110,396
                        =======     =======      =======        =======        ========

11. CUSTOMER INFORMATION

     Major Purchasers -- ProEnergy purchases accounted for 35 percent of the Company's oil and gas revenues in 1996. Beginning with April 1996 production, ProEnergy was the principal purchaser of Apache's domestic natural gas production.

     Natural Gas Clearinghouse (NGC) was the principal purchaser of Apache's spot market gas production from April 1990 through September 30, 1995. Sales to NGC accounted for 27 percent and 37 percent of the Company's oil and gas revenues in 1995 and 1994, respectively.

     Concentration of Credit Risk -- The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales.

     Sales of natural gas by Apache to ProEnergy are similarly uncollateralized. Apache and the other members of ProEnergy have agreed to fund the reasonably anticipated future capital needs of ProEnergy. In addition, effective January 31, 1996, ProEnergy entered into a $150 million, three-year revolving credit facility with a syndicate of banks to finance its operations. ProEnergy is, however, subject to the risks inherent in the natural gas marketing industry.

                      APACHE CORPORATION AND SUBSIDIARIES

12. BUSINESS SEGMENT INFORMATION

     The Company's operations are primarily related to natural gas and crude oil exploration and production. Accordingly, such operations are classified as one business segment. Financial information by geographic area is presented below:

                                                          1996           1995           1994
                                                       ----------     ----------     ----------
                                                                    (IN THOUSANDS)
Gross Operating Revenues:
  United States......................................  $  834,983     $  682,432     $  518,735
  Canada.............................................      48,364         40,508         47,005
  Egypt..............................................      65,040             --             --
  Australia..........................................      29,045         27,762         26,427
Equity in income (loss) of affiliates................        (281)            --            459
                                                       ----------     ----------     ----------
Total revenues.......................................  $  977,151     $  750,702     $  592,626
                                                       ==========     ==========     ==========

Operating Income (Loss):
  United States......................................  $  242,201     $  131,888     $  119,764
  Canada.............................................      10,247         11,077         20,748
  Egypt..............................................      35,262             --             --
  Australia..........................................      10,283          7,342          6,494
  Other International................................          --            (75)        (7,300)
                                                       ----------     ----------     ----------
Operating income.....................................     297,993        150,232        139,706
Equity in income (loss) of affiliates................        (281)            --            459
Administrative, selling and other....................     (35,911)       (36,552)       (38,729)
Merger costs.........................................          --         (9,977)            --
Net financing costs..................................     (61,606)       (70,560)       (34,743)
                                                       ----------     ----------     ----------
Income before income taxes...........................  $  200,195     $   33,143     $   66,693
                                                       ==========     ==========     ==========

Identifiable Assets:
  United States......................................  $2,410,180     $2,295,966     $1,717,058
  Canada.............................................     260,818        216,216        196,589
  Egypt..............................................     512,213         13,956          2,073
  Australia..........................................     190,867        117,921         94,221
  Other International................................      58,352         37,391         26,686
                                                       ----------     ----------     ----------
       Total.........................................  $3,432,430     $2,681,450     $2,036,627
                                                       ==========     ==========     ==========

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

                                                                                   OTHER
                              UNITED STATES   CANADA      EGYPT    AUSTRALIA   INTERNATIONAL    TOTAL
                              -------------   -------    -------   ---------   -------------   --------
                                                           (IN THOUSANDS)
1996
Oil and gas revenues.........   $691,065      $48,204    $64,990    $28,905       $    --      $833,164
                                --------      -------    -------    -------       -------      --------
Operating costs:
  Depreciation, depletion and
     amortization............    256,243       20,511     17,930      9,146            --       303,830
  Lease operating expenses...    152,187       16,439     11,665      6,108            --       186,399
  Production taxes...........     33,571           --         --      2,153            --        35,724
  Income tax.................     94,644        5,022     16,990      4,139            --       120,795
                                --------      -------    -------    -------       -------      --------
                                 536,645       41,972     46,585     21,546            --       646,748
                                --------      -------    -------    -------       -------      --------
Results of operations........   $154,420      $ 6,232    $18,405    $ 7,359       $    --      $186,416
                                ========      =======    =======    =======       =======      ========
Amortization rate per
  boe(1).....................   $   5.68      $  3.73    $  5.17    $  5.40       $    --      $   5.44
                                ========      =======    =======    =======       =======      ========
1995
Oil and gas revenues.........   $586,711      $38,831    $    --    $27,602       $    --      $653,144
                                --------      -------    -------    -------       -------      --------
Operating costs:
  Depreciation, depletion and
     amortization............    262,689       15,475         --     10,225            --       288,389
  Lease operating expenses...    161,631       12,911         --      6,534            --       181,076
  Production taxes...........     26,936           --         --      1,957            --        28,893
  Income tax.................     50,118        4,658         --      3,199            --        57,975
                                --------      -------    -------    -------       -------      --------
                                 501,374       33,044         --     21,915            --       556,333
                                --------      -------    -------    -------       -------      --------
Results of operations........   $ 85,337      $ 5,787    $    --    $ 5,687       $    --      $ 96,811
                                ========      =======    =======    =======       =======      ========
Amortization rate per
  boe(1).....................   $   5.54      $  3.08    $    --    $  5.94       $    --      $   5.32
                                ========      =======    =======    =======       =======      ========
1994
Oil and gas revenues.........   $467,161      $44,889    $    --    $26,339       $    --      $538,389
                                --------      -------    -------    -------       -------      --------
Operating costs:
  Depreciation, depletion and
     amortization............    222,935       14,603         --     11,754            --       249,292
  Impairments................         --           --         --         --         7,300         7,300
  Lease operating expenses...    107,361       11,654         --      6,257            --       125,272
  Production taxes...........     22,280           --         --      1,922            --        24,202
  Income tax (benefit).......     44,821        8,833         --       (295)           --        53,359
                                --------      -------    -------    -------       -------      --------
                                 397,397       35,090         --     19,638         7,300       459,425
                                --------      -------    -------    -------       -------      --------
Results of operations........   $ 69,764      $ 9,799    $    --    $ 6,701       $(7,300)     $ 78,964
                                ========      =======    =======    =======       =======      ========
Amortization rate per
  boe(1).....................   $   5.88      $  3.34    $    --    $  7.15       $    --      $   5.67
                                ========      =======    =======    =======       =======      ========

---------------

(1) Amortization rate per boe reflects depreciation, depletion and amortization of only capitalized costs of proved oil and gas properties.

                      APACHE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL OIL AND GAS DISCLOSURES -- (CONTINUED)
                                  (UNAUDITED)

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1996, by the year in which such costs were incurred:

                                                                                         1993
                                        TOTAL        1996        1995        1994      AND PRIOR
                                       --------    --------    --------    --------    ---------
                                                            (IN THOUSANDS)
Property acquisition costs...........  $390,419    $214,816    $134,376    $19,191      $22,036
Exploration and development..........    97,453      56,564      20,932     11,768        8,189
                                       --------    --------    --------    -------      -------
Total................................  $487,872    $271,380    $155,308    $30,959      $30,225
                                       ========    ========    ========    =======      =======

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:

                                                                                    OTHER
                              UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                              -------------   --------   --------   ---------   -------------   ---------
                                                            (IN THOUSANDS)
1996
Acquisition of proved
  properties(1).............    $ 109,872     $  2,499   $333,834    $    --       $    --      $ 446,205
Acquisition of unproved
  properties................       26,055        5,385         --         --            --         31,440
Exploration.................       48,578       30,153     31,805     11,012        19,361        140,909
Development.................      211,658       21,970     23,056     33,950            --        290,634
Capitalized interest........       16,203        1,260      8,736      1,876         2,637         30,712
Property sales..............      (29,459)        (685)        --         --            --        (30,144)
                                ---------     --------   --------    -------       -------      ---------
                                $ 382,907     $ 60,582   $397,431    $46,838       $21,998      $ 909,756
                                =========     ========   ========    =======       =======      =========
1995
Acquisition of proved
  properties(1).............    $ 818,682     $  2,236   $     --    $    --       $    --      $ 820,918
Acquisition of unproved
  properties................       21,446        3,511         --         --            --         24,957
Exploration.................       23,520        7,857     11,415     22,227        22,255         87,274
Development.................      156,845       15,105         --      8,946            --        180,896
Capitalized interest........       14,619        1,315        437      1,200         1,470         19,041
Property sales..............     (271,937)          --         --         --            --       (271,937)
                                ---------     --------   --------    -------       -------      ---------
                                $ 763,175     $ 30,024   $ 11,852    $32,373       $23,725      $ 861,149
                                =========     ========   ========    =======       =======      =========
1994
Acquisition of proved
  properties(1).............    $ 179,972     $    770   $     --    $    --       $    --      $ 180,742
Acquisition of unproved
  properties................       32,526        7,337         --         --            --         39,863
Exploration.................       16,722       13,399      1,226     14,640        14,223         60,210
Development.................      216,451       19,714         --      1,853            --        238,018
Capitalized interest........        4,889        1,145         --         --            --          6,034
Property sales..............       (5,854)     (13,671)        --         --            --        (19,525)
                                ---------     --------   --------    -------       -------      ---------
                                $ 444,706     $ 28,694   $  1,226    $16,493       $14,223      $ 505,342
                                =========     ========   ========    =======       =======      =========

---------------

(1) Acquisition of proved properties includes unevaluated costs of $203.6 million (including $99.0 million associated with international concession rights), $162.2 million and $12 million for transactions completed in 1996, 1995 and 1994, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL OIL AND GAS DISCLOSURES -- (CONTINUED)
                                  (UNAUDITED)

     Capitalized Costs -- The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                 OTHER
                        UNITED STATES    CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                        -------------   ---------    --------    ---------   -------------   ----------
                                                        (IN THOUSANDS)
1996
Proved properties.....   $3,846,256     $ 400,113    $251,619    $165,454      $ 49,671      $4,713,113
Unproved properties...      222,168        21,526      60,913      28,133        56,132         388,872
International
  concession rights...           --            --      99,000          --            --          99,000
                         ----------     ---------    --------    --------      --------      ----------
                          4,068,424       421,639     411,532     193,587       105,803       5,200,985
Accumulated DD&A......   (1,950,760)     (179,448)    (15,873)    (48,895)      (49,671)     (2,244,647)
                         ----------     ---------    --------    --------      --------      ----------
                         $2,117,664     $ 242,191    $395,659    $144,692      $ 56,132      $2,956,338
                         ==========     =========    ========    ========      ========      ==========
1995
Proved properties.....   $3,434,170     $ 346,547    $     --    $126,445      $ 49,671      $3,956,833
Unproved properties...      251,347        15,957      14,101      20,320        34,117         335,842
                         ----------     ---------    --------    --------      --------      ----------
                          3,685,517       362,504      14,101     146,765        83,788       4,292,675
Accumulated DD&A......   (1,700,228)     (159,533)         --     (39,824)      (49,671)     (1,949,256)
                         ----------     ---------    --------    --------      --------      ----------
                         $1,985,289     $ 202,971    $ 14,101    $106,941      $ 34,117      $2,343,419
                         ==========     =========    ========    ========      ========      ==========

     Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). The Company's estimates of proved reserve quantities of its U.S., Canadian and certain international properties are subject to review by Ryder Scott Company Petroleum Engineers, independent petroleum engineers, while the proved reserve quantities of the Company's Egyptian properties are reviewed by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                      APACHE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL OIL AND GAS DISCLOSURES -- (CONTINUED)
                                  (UNAUDITED)

                                             CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                       ---------------------------------------------------------
                                                        (THOUSANDS OF BARRELS)
                                        UNITED
                                        STATES      CANADA       EGYPT     AUSTRALIA     TOTAL
                                       ---------   ---------   ---------   ---------   ---------
Total proved reserves:
  Balance December 31, 1993..........    83,723     13,234          --       6,000      102,957
    Extensions, discoveries and other
      additions......................     9,669        690          --         349       10,708
    Purchases of minerals in-place...     9,232         83          --          --        9,315
    Revisions of previous estimates
      ...............................     5,347     (2,239)         --         273        3,381
    Production.......................   (12,418)      (962)         --      (1,159)     (14,539)
    Sales of properties..............    (1,108)       (90)         --          --       (1,198)
                                       --------    -------     -------     -------     --------
  Balance December 31, 1994..........    94,445     10,716          --       5,463      110,624

    Extensions, discoveries and other
      additions......................     6,685        306          --       3,058       10,049
    Purchases of minerals in-place...    99,148        119          --          --       99,267
    Revisions of previous estimates
      ...............................    12,172       (388)         --          10       11,794
    Production.......................   (17,011)      (937)         --      (1,139)     (19,087)
    Sales of properties..............   (42,318)        --          --          --      (42,318)
                                       --------    -------     -------     -------     --------
  Balance December 31, 1995..........   153,121      9,816          --       7,392      170,329

    Extensions, discoveries and other
      additions......................     9,065      1,123      18,909      14,562       43,659
    Purchases of minerals in-place...     3,547        128      30,706          --       34,381
    Revisions of previous
      estimates......................    12,547        320          --      (1,679)      11,188
    Production.......................   (15,338)      (955)     (3,036)       (849)     (20,178)
    Sales of properties..............    (4,019)       (66)         --          --       (4,085)
                                       --------    -------     -------     -------     --------
  Balance December 31, 1996..........   158,923     10,366      46,579      19,426      235,294
                                       ========    =======     =======     =======     ========
Proved developed reserves:
  December 31, 1993..................    74,288     13,221          --       5,113       92,622
  December 31, 1994..................    84,085     10,612          --       5,322      100,019
  December 31, 1995..................   123,726      9,597          --       4,141      137,464
  December 31, 1996..................   129,551     10,351      38,213       5,106      183,221

                                                              NATURAL GAS
                                       ---------------------------------------------------------
                                                       (MILLIONS OF CUBIC FEET)
                                        UNITED
                                        STATES      CANADA       EGYPT     AUSTRALIA     TOTAL
                                       ---------   ---------   ---------   ---------   ---------
Total proved reserves:
  Balance December 31, 1993..........   814,859     277,411         --      33,360     1,125,630
    Extensions, discoveries and other
      additions......................   190,386      44,912         --         408       235,706
    Purchases of minerals in-place...   158,309       2,710         --          --       161,019
    Revisions of previous estimates
      ...............................   (21,937)      6,880         --       1,114       (13,943)
    Production.......................  (152,994)    (20,491)        --      (2,911)     (176,396)
    Sales of properties..............    (4,335)    (11,526)        --          --       (15,861)
                                       --------    --------    -------     -------     ---------
  Balance December 31, 1994..........   984,288     299,896         --      31,971     1,316,155
    Extensions, discoveries and other
      additions......................    85,032      26,488         --      42,332       153,852
    Purchases of minerals in-place...   335,865       4,662         --          --       340,527
    Revisions of previous estimates
      ...............................    56,281     (18,141)        --       2,342        40,482
    Production.......................  (182,661)    (24,485)        --      (3,486)     (210,632)
    Sales of properties..............  (138,464)         --         --          --      (138,464)
                                       --------    --------    -------     -------     ---------
  Balance December 31, 1995..........  1,140,341    288,420         --      73,159     1,501,920
    Extensions, discoveries and other
      additions......................   140,208      44,584     59,329       8,346       252,467
    Purchases of minerals in-place...    88,023       3,039     12,964          --       104,026
    Revisions of previous
      estimates......................    35,026     (25,747)        --      (5,276)        4,003
    Production.......................  (172,815)    (27,303)      (111)     (5,076)     (205,305)
    Sales of properties..............   (29,231)     (2,576)        --          --       (31,807)
                                       --------    --------    -------     -------     ---------
  Balance December 31, 1996..........  1,201,552    280,417     72,182      71,153     1,625,304
                                       ========    ========    =======     =======     =========
Proved developed reserves:
  December 31, 1993..................   696,421     263,070         --      24,251       983,742
  December 31, 1994..................   888,039     274,611         --      22,265     1,184,915
  December 31, 1995..................  1,003,853    274,306         --      20,308     1,298,467
  December 31, 1996..................  1,087,694    274,498      6,977      66,174     1,435,343

                      APACHE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL OIL AND GAS DISCLOSURES -- (CONTINUED)
                                  (UNAUDITED)

     Future Net Cash Flows -- Future cash inflows are based on year-end prices except in those instances where the sale of natural gas or oil is covered by physical or derivative contract terms providing for higher or lower amounts. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

     The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

                                   UNITED STATES   CANADA(1)      EGYPT      AUSTRALIA      TOTAL
                                   -------------   ----------   ----------   ---------   -----------
                                                            (IN THOUSANDS)
1996
Cash inflows.....................   $ 8,839,819    $ 761,657    $1,272,104   $553,781    $11,427,361
Production and development
  costs..........................    (2,542,757)    (204,610)     (484,143)  (240,451)    (3,471,961)
Income tax expense...............    (1,751,611)    (148,745)     (260,598)   (83,593)    (2,244,547)
                                    -----------    ---------    ----------   --------    -----------
Net cash flows...................     4,545,451      408,302       527,363    229,737      5,710,853
10 percent annual discount
  rate...........................    (1,928,723)    (182,645)     (208,272)   (71,696)    (2,391,336)
                                    -----------    ---------    ----------   --------    -----------
Discounted future net cash
  flows(2).......................   $ 2,616,728    $ 225,657    $  319,091   $158,041    $ 3,319,517
                                    ===========    =========    ==========   ========    ===========
1995
Cash inflows.....................   $ 5,617,297    $ 550,627    $       --   $287,817    $ 6,455,741
Production and development
  costs..........................    (2,126,984)    (186,388)           --    (99,345)    (2,412,717)
Income tax expense...............      (753,425)     (82,124)           --    (53,520)      (889,069)
                                    -----------    ---------    ----------   --------    -----------
Net cash flows...................     2,736,888      282,115            --    134,952      3,153,955
10 percent annual discount
  rate...........................    (1,105,629)    (124,835)           --    (53,932)    (1,284,396)
                                    -----------    ---------    ----------   --------    -----------
Discounted future net cash flows
  (2)                               $ 1,631,259    $ 157,280    $       --   $ 81,020    $ 1,869,559
                                    ===========    =========    ==========   ========    ===========
1994
Cash inflows.....................   $ 3,401,300    $ 536,463    $       --   $163,303    $ 4,101,066
Production and development
  costs..........................    (1,294,801)    (156,589)           --    (68,217)    (1,519,607)
Income tax expense...............      (376,932)     (91,740)           --    (27,910)      (496,582)
                                    -----------    ---------    ----------   --------    -----------
Net cash flows...................     1,729,567      288,134            --     67,176      2,084,877
10 percent annual discount
  rate...........................      (628,408)    (128,558)           --    (15,366)      (772,332)
                                    -----------    ---------    ----------   --------    -----------
Discounted future net cash
  flows(2).......................   $ 1,101,159    $ 159,576    $       --   $ 51,810    $ 1,312,545
                                    ===========    =========    ==========   ========    ===========

---------------
(1) Included in cash inflows is approximately $16.2 million, $25.3 million and $25.7 million ($5.3 million, $9.8 million and $9.8 million after discount at 10 percent per annum) for 1996, 1995 and 1994, respectively, of Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed.

(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $4.6 billion, $2.3 billion and $1.6 billion as of December 31, 1996, 1995 and 1994, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL OIL AND GAS DISCLOSURES -- (CONTINUED)
                                  (UNAUDITED)

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1996         1995         1994
                                                   ----------    ---------    ---------
                                                              (IN THOUSANDS)
Sales, net of production costs...................  $ (611,041)   $(443,175)   $(388,915)
Net change in prices and production costs........   1,336,340      201,723     (173,059)
Discoveries and improved recovery, net of related
  costs..........................................     775,136      210,151      211,358
Change in future development costs...............      54,236       74,047       24,065
Revision of quantities...........................     113,819      127,939       13,167
Purchases........................................     522,123      726,240      165,273
Accretion of discount............................     234,436      160,093      159,302
Change in income taxes...........................    (779,980)    (186,415)      16,517
Sales of properties..............................     (46,056)    (232,629)     (21,497)
Change in production rates and other.............    (149,055)     (80,960)     (11,462)
                                                   ----------    ---------    ---------
                                                   $1,449,958    $ 557,014    $  (5,251)
                                                   ==========    =========    =========

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

     Under SEC rules, companies that follow full cost accounting methods are required to make quarterly "ceiling test" calculations. Under this test, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred income taxes. Application of these rules generally requires future production to be priced at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a writedown if the "ceiling" is exceeded, even if prices declined for only a short period of time.

     Many full cost companies, including Apache, are concerned about the impact of prolonged unfavorable gas prices on their ceiling test calculations. A deterioration of gas or oil prices from year-end levels could result in the Company recording a non-cash charge to earnings related to its oil and gas properties. The SEC may permit the exclusion of capitalized costs and present value of recently acquired properties in performing ceiling test calculations. Pursuant thereto, Apache, in 1995, requested waivers and the SEC granted two separate one-year waivers with respect to the properties acquired from Texaco and Aquila. Such waivers expired in 1996.

                      APACHE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                                  (UNAUDITED)

                                       FIRST       SECOND      THIRD       FOURTH      TOTAL
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
Revenues............................  $206,470    $223,656    $242,384    $304,641    $977,151
Expenses, net.......................   190,815     199,219     212,247     253,443     855,724
                                      --------    --------    --------    --------    --------
Net income..........................  $ 15,655    $ 24,437    $ 30,137    $ 51,198    $121,427
                                      ========    ========    ========    ========    ========
Net income per common share.........  $    .20    $    .29    $    .34    $    .57    $   1.42
                                      ========    ========    ========    ========    ========
1995
Revenues............................  $167,718    $206,052    $181,247    $195,685    $750,702
Expenses, net.......................   163,635     205,515     174,205     187,140     730,495
                                      --------    --------    --------    --------    --------
Net income..........................  $  4,083    $    537    $  7,042    $  8,545    $ 20,207
                                      ========    ========    ========    ========    ========
Net income per common share.........  $    .06    $    .01    $    .10    $    .11    $    .28
                                      ========    ========    ========    ========    ========

---------------

     The sum of the individual quarterly net income per common share may not agree with year-to-date net income per common share as each period's computation is based on the weighted average number of common shares outstanding during that period.

BOARD OF DIRECTORS

FREDERICK M. BOHEN(3)(5)
Executive Vice President and Chief Operating Officer
The Rockefeller University

VIRGIL B. DAY(3)
Senior Partner
Vedder, Price, Kaufman, Kammholz & Day

G. STEVEN FARRIS
President and Chief Operating Officer
Apache Corporation

RANDOLPH M. FERLIC, M.D.(1)(2)(4)
Founder and Former President
Surgical Services of the Great Plains, P.C.

EUGENE C. FIEDOREK(2)
Managing Director
EnCap Investments L.C.

W. BROOKS FIELDS(1)(2)(4)
Former President and Chief Executive Officer
Minnesota Racetrack, Inc.

ROBERT V. GISSELBECK(2)
President
Gisselbeck & Associates

STANLEY K. HATHAWAY(2)
Senior Partner
Hathaway, Speight, Kunz & Trautwein

JOHN A. KOCUR(1)(3)(4)
Attorney at Law
Former Vice Chairman of the Board
Apache Corporation

GEORGE D. LAWRENCE JR.(1)(4)
Private Investor
Former Chief Executive Officer
The Phoenix Resource Companies, Inc.

MARY RALPH LOWE(2)(4)
President and Chief Executive Officer
Maralo, Inc.

RAYMOND PLANK(1)(4)
Chairman of the Board and Chief Executive Officer
Apache Corporation

JOSEPH A. RICE(3)(5)
Former Chairman of the Board and
Chief Executive Officer
Irving Bank Corporation and Irving Trust Company

OFFICERS

RAYMOND PLANK
Chairman of the Board and Chief Executive Officer

G. STEVEN FARRIS
President and Chief Operating Officer

H. CRAIG CLARK
Vice President -- North American Exploration and Production

LISA A. FLOYD
Vice President -- Technical Services

MARK A. JACKSON
Vice President and Chief Financial Officer

ZURAB S. KOBIASHVILI
Vice President and General Counsel

ANTHONY R. LENTINI, JR.
Vice President -- Public and International Affairs

ROGER B. PLANK
Vice President -- Planning and Corporate Development

FLOYD R. PRICE
Vice President -- International Exploration and
Production

THOMAS L. MITCHELL
Controller and Chief Accounting Officer

CHERI L. PEPER
Corporate Secretary

MATTHEW W. DUNDREA
Treasurer

---------------
(1) Executive Committee
(2) Audit Committee
(3) Management Development & Compensation Committee
(4) Nominating Committee
(5) Stock Option Plan Committee

SHAREHOLDER INFORMATION

STOCK DATA

                                                  DIVIDENDS
                            HIGH        LOW       PER SHARE
                            ----        ---       ---------
1996
First Quarter               $29 1/2     $24 3/8     $0.07
Second Quarter               33 1/2      26 3/8      0.07
Third Quarter                34 5/8      27 3/4      0.07
Fourth Quarter               37 7/8      29 1/2      0.07
1995
First Quarter               $27 3/8     $22 1/4     $0.07
Second Quarter               31          25 3/8      0.07
Third Quarter                30 1/4      25 3/4      0.07
Fourth Quarter               29 5/8      23 1/8      0.07

Absent significant events, the Company expects the current dividend level to be maintained. Apache common stock is listed on the New York and Chicago Stock Exchanges (symbol APA). At December 31, 1996, outstanding shares of the Company's common stock were held by approximately 11,000 shareholders of record and 38,000 beneficial owners.

The Company's 9.25 percent notes, due in 2002 (symbol APA 02), are listed on the New York Stock Exchange.

CORPORATE OFFICES
One Post Oak Central
2000 Post Oak Boulevard, Suite 100
Houston, Texas 77056-4400
(713) 296-6000

INDEPENDENT PUBLIC ACCOUNTANTS
Arthur Andersen LLP
711 Louisiana, Suite 1300
Houston, Texas 77002

STOCK TRANSFER AGENT AND REGISTRAR
Norwest Bank Minnesota, N.A.
161 North Concord Exchange
P. O. Box 738
South St. Paul, Minnesota 55075
(612) 450-4064
(800) 468-9716

Communications concerning the transfer of shares, lost certificates, dividend checks, duplicate mailings or change of address should be directed to the stock transfer agent.

DIVIDEND REINVESTMENT PLAN

Shareholders of record may invest their dividends automatically in additional shares of Apache common stock at the market price. Participants may also invest up to an additional $5,000 in Apache shares each quarter through this service. All bank service fees and brokerage commissions on purchases are paid by Apache. A prospectus describing terms of the Plan and an authorization form may be obtained from the Company's stock transfer agent, Norwest Bank Minnesota, N.A.

ANNUAL MEETING

Apache will hold its annual meeting of shareholders on Thursday, May 1, 1997, at 10 a.m. in the Ballroom, Doubletree Hotel at Post Oak, 2001 Post Oak Boulevard, Houston, Texas.

STOCK HELD IN "STREET NAME"

The Company maintains a direct mailing list to ensure that shareholders with stock held in brokerage accounts receive information on a timely basis. Shareholders wanting to be added to this list should direct their requests to Apache's Public and International Affairs Department, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400, or call (713) 296-6157.

FORM 10-K REQUEST

Shareholders interested in obtaining, without cost, a copy of the Company's Form 10-K filed with the Securities and Exchange Commission may do so by writing to Cheri L. Peper, Corporate Secretary, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400.

INVESTOR RELATIONS

Shareholders, brokers, securities analysts or portfolio managers seeking information about the Company are welcome to contact Robert J. Dye, Director of Investor Relations, at (713) 296-6662.

Members of the news media and others seeking information about the Company should contact Apache's Public and International Affairs Department at (713) 296-6107.

Web site: http://www.apachecorp.com

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Stock Purchase Agreement, dated July 1, 1991, between
                            Registrant and Amoco Production Company (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated July 1, 1991, SEC File No. 1-4300).
          2.2            -- Form of Acquisition Agreement between Registrant, HERC
                            Acquisition Corporation and Hadson Energy Resources
                            Corporation, dated August 26, 1993, and amended September
                            28, 1993 (incorporated by reference to Exhibit 2.1 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-67954, filed September 29, 1993).
          2.3            -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc., as seller, and
                            Registrant, as buyer, dated December 22, 1994
                            (incorporated by reference to Exhibit 99.3 to
                            Registrant's Current Report on Form 8-K, dated November
                            29, 1994, SEC File No. 1-4300).
          2.4            -- Amended and Restated Agreement and Plan of Merger among
                            Registrant, XPX Acquisitions, Inc. and DEKALB Energy
                            Company, dated December 21, 1994 (incorporated by
                            reference to Exhibit 2.1 to Amendment No. 3 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-57321, filed April 14, 1995).
          2.5            -- Agreement and Plan of Merger among Registrant, YPY
                            Acquisitions, Inc. and The Phoenix Resource Companies,
                            Inc., dated March 27, 1996 (incorporated by reference to
                            Exhibit 2.1 to Registrant's Registration Statement on
                            Form S-4, Registration No. 333-02305, filed April 5,
                            1996).
          3.1            -- Restated Certificate of Incorporation of Registrant,
                            dated December 1, 1993, as filed with the Secretary of
                            State of Delaware on December 16, 1993 (incorporated by
                            reference to Exhibit 3.1 to Registrant's Annual Report on
                            Form 10-K for year ended December 31, 1993, SEC File No.
                            1-4300).
          3.2            -- Certificate of Ownership and Merger Merging Apache Energy
                            Resources Corporation into Registrant, effective December
                            31, 1995, as filed with the Secretary of State of
                            Delaware on December 21, 1995 (incorporated by reference
                            to Exhibit 3.2 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1995, SEC File No. 1-4300).
          3.3            -- Certificate of Designations, Preferences and Rights of
                            Series A Junior Participating Preferred Stock of
                            Registrant, effective January 31, 1996, as filed with the
                            Secretary of State of Delaware on January 22, 1996
                            (incorporated by reference to Exhibit 3.3 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          3.4            -- Bylaws of Registrant, as amended July 11, 1996, effective
                            May 2, 1996 (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 1 on Form 8-K/A to Registrant's Current
                            Report on Form 8-K, dated May 20, 1996, SEC File No.
                            1-4300).
          4.1            -- Form of Registrant's common stock certificate
                            (incorporated by reference to Exhibit 4.1 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          4.2            -- Rights Agreement, dated January 31, 1996, between
                            Registrant and Norwest Bank Minnesota, N.A., rights
                            agent, relating to the declaration of a rights dividend
                            to Registrant's common shareholders of record on January
                            31, 1996 (incorporated by reference to Exhibit (a) to
                            Registrant's Registration Statement on Form 8-A, dated
                            January 24, 1996, SEC File No. 1-4300).

        10.1              -- Third Amended and Restated Credit Agreement, dated March 1, 1995, among Registrant, the lenders named therein, and The First National Bank of Chicago, as Administrative Agent
                             and Arranger, and Chemical Bank, as Co-Agent and Arranger (incorporated by reference to
                             Exhibit 10.2 to Registrant's Annual Report on Form 10-K for year ended December 31,
                             1994, SEC File No. 1-4300).
        10.2              -- First Amendment to Third Amended and Restated Credit Agreement, dated April 14, 1995, among Registrant, the lenders named therein, and The First National Bank of Chicago, as
                             Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger
                             (incorporated by reference to Exhibit 99.3 to Registrant's Registration Statement on
                             Form S-3, Registration No. 33-63923, filed November 2, 1995).
        10.3              -- Second Amendment to Third Amended and Restated Credit Agreement, dated October 23,
                             1995, among Registrant, the lenders named therein, and The First National Bank of
                             Chicago, as Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and
                             Arranger (incorporated by reference to Exhibit 99.4 to Registrant's Registration
                             Statement on Form S-3, Registration No. 33-63923, filed November 2, 1995).
        10.4              -- Third Amendment to Third Amended and Restated Credit Agreement, dated December 18,
                             1995, among Registrant, the lenders named therein, and The First National Bank of
                             Chicago, as Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and
                             Arranger (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on
                             Form 10-K for year ended December 31, 1995, SEC File No. 1-4300).
        10.5              -- Fourth Amendment to Third Amended and Restated Credit Agreement, dated December 22,
                             1995, among Registrant, the lenders named therein, and The First National Bank of
                             Chicago, as Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and
                             Arranger (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on
                             Form 10-K for year ended December 31, 1995, SEC File No. 1-4300).
        10.6              -- Fifth Amendment to Third Amended and Restated Credit Agreement, dated January 22, 1996, among Registrant, the lenders named therein, and The First National Bank of Chicago, as
                             Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger
                             (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K
                             for year ended December 31, 1995, SEC File No. 1-4300).
        10.7              -- Sixth Amendment to Third Amended and Restated Credit Agreement, dated April 18, 1996, among Registrant, the lenders named therein, and The First National Bank of Chicago, as
                             Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger
                             (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K,
                             dated April 22, 1996, SEC File No. 1-4300).
        10.8              -- Seventh Amendment to Third Amended and Restated Credit Agreement, dated May 8, 1996, among Registrant, the lenders named therein, and The First National Bank of Chicago, as
                             Administrative Agent and Arranger, and Chemical Bank, as Co-Agent and Arranger
                             (incorporated by reference to Exhibit 99.3 to Amendment No. 1 on Form 8-K/A to
                             Registrant's Current Report on Form 8-K, dated May 20, 1996, SEC File No. 1-4300).

        10.9              -- Fourth Amended and Restated Credit Agreement, dated October 31, 1996, among Registrant, the lenders named therein, and The First National Bank of Chicago, as Global
                             Administrative Agent, The Chase Manhattan Bank, as Co-Agent, First Chicago Capital
                             Markets, Inc., as Arranger, and Chase Securities Inc., as Arranger (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated October 31,
                             1996, SEC File No. 1-4300).
        10.10             -- Credit Agreement dated October 31, 1996, among Apache Canada Ltd., a wholly-owned subsidiary of Registrant, the lenders named therein, and Bank of Montreal, as Canadian
                             Administrative Agent, The First National Bank of Chicago, as Global Administrative
                             Agent, First Chicago Capital Markets, Inc., as Arranger, and Chase Securities Inc., as
                             Arranger (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on
                             Form 8-K, dated October 31, 1996, SEC File No. 1-4300).
        10.11             -- Credit Agreement dated October 31, 1996, among Apache Energy Limited and Apache Oil
                             Australia Pty. Limited, wholly-owned subsidiaries of Registrant, the lenders named therein, and Chase Securities Australia Limited, as Australian Administrative Agent,
                             The First National Bank of Chicago, as Global Administrative Agent, First Chicago
                             Capital Markets, Inc., as Arranger, and Chase Securities Inc., as Arranger
                             (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K,
                             dated October 31, 1996, SEC File No. 1-4300).
        10.12             -- Fiscal Agency Agreement, dated January 4, 1995, between Registrant and Chemical Bank, as fiscal agent, relating to Registrant's 6% Convertible Subordinated Debentures due
                             2002 (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form
                             8-K, dated December 6, 1994, SEC File No. 1-4300).
        10.13             -- Concession Agreement for Petroleum Exploration and Exploitation in Khalda Area in
                             Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General
                             Petroleum Corporation and Phoenix Resources Company of Egypt, dated April 6, 1981
                             (incorporated by reference to Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                             year ended December 31, 1984, SEC File No. 1-547).
        10.14             -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and
                             Exploitation in Khalda Area in Western Desert of Egypt by and among Arab Republic of
                             Egypt, the Egyptian General Petroleum Corporation and Phoenix Resources Company of
                             Egypt (incorporated by reference to Exhibit 10(d)(4) to Phoenix's Quarterly Report on
                             Form 10-Q for quarter ended June 30, 1989, SEC File No. 1-547).
        10.15             -- Farmout Agreement, dated September 13, 1985 and relating to Khalda Area Concession, by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc. (incorporated by reference to Exhibit 10.1 to Phoenix's Registration Statement on Form S-1, Registration
                             No. 33-1069, filed October 23, 1985).
        10.16             -- Amendment, dated March 30, 1989, to Farmout Agreement relating to Khalda Area
                             Concession, by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                             (incorporated by reference to Exhibit 10(d)(5) to Phoenix's Quarterly Report on Form
                             10-Q for quarter ended June 30, 1989, SEC File No. 1-547).

        10.17             -- Concession Agreement for Petroleum Exploration and Exploitation in the Qarun Area in
                             Western Desert of Egypt, between Arab Republic of Egypt, the Egyptian General Petroleum
                             Corporation, Phoenix Resources Company of Qarun and Apache Oil Egypt, Inc., dated May
                             17, 1993, (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                             Form 10-K for year ended December 31, 1993, SEC File No. 1-547).
       *10.18             -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for
                             Petroleum Exploration and Exploitation in the Qarun Area, effective June 16, 1994.
       +10.19             -- 1982 Employee Stock Option Plan, as updated in January 1987 to conform to the Tax
                             Reform Act of 1986 (incorporated by reference to Exhibit 10.7 to Registrant's Annual
                             Report on Form 10-K for year ended December 31, 1990, SEC File
                             No. 1-4300).
       +10.20             -- Apache Corporation Corporate Administrative Group Incentive Plan, effective as of
                             January 1, 1989 (incorporated by reference to Exhibit 10.8 to Registrant's Annual
                             Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).
       +10.21             -- First Amendment to Apache Corporation Corporate Administrative Group Incentive Plan,
                             effective January 1, 1990 (incorporated by reference to Exhibit 10.14 to Registrant's
                             Annual Report on Form 10-K for year ended December 31, 1993, SEC File No. 1-4300).
       +10.22             -- Apache Corporation Retirement/401(k) Savings Plan, dated December 22, 1994, effective
                             January 1, 1995 (incorporated by reference to Exhibit 10.7 to Registrant's Annual
                             Report on Form 10-K for year ended December 31, 1994, SEC File
                             No. 1-4300).
       +10.23             -- Amendments to the Apache Corporation Retirement/401(k) Savings Plan (Appendices D and
                             E), each dated April 19, 1995 (incorporated by reference to Exhibit 4.6 to Registrant's
                             Registration Statement on Form S-8, Registration No. 33-63817, filed October 31, 1995).
       +10.24             -- Amendments to the Apache Corporation Retirement/401(k) Savings Plan (Appendices A and
                             F), effective May 4, 1995 and May 17, 1995 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for year ended December 31, 1995, SEC File
                             No. 1-4300).
      +*10.25             -- Amendments to the Apache Corporation Retirement/401(k) Savings Plan (Appendices G and
                             H), dated July 25, 1996, effective January 1, 1996.
      +*10.26             -- Non-Qualified Retirement/Savings Plan of Apache Corporation, as restated January 1,
                             1997.
       +10.27             -- Apache International, Inc. Common Stock Award Plan, dated February 12, 1990
                             (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K
                             for year ended December 31, 1989, SEC File No. 1-4300).
       +10.28             -- Apache Corporation 1990 Phantom Stock Appreciation Plan, dated as of September 28, 1990
                             (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K
                             for year ended December 31, 1990, SEC File No. 1-4300).
       +10.29             -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated February 9, 1996
                             (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K
                             for year ended December 31, 1995, SEC File No. 1-4300).

       +10.30             -- Apache Corporation 1995 Stock Option Plan, as amended and restated February 9, 1996
                             (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K
                             for year ended December 31, 1995, SEC File No. 1-4300).
       +10.31             -- Apache Corporation 1996 Share Price Appreciation Plan, as amended and restated January
                             14, 1997 (incorporated by reference to Appendix A to Registrant's definitive 14A Proxy
                             Statement, SEC File No. 1-4300, filed March 28, 1997).
      +*10.32             -- Apache Corporation 1996 Performance Stock Option Plan, as amended and restated January
                             14, 1997.
      +*10.33             -- 1990 Employee Stock Option Plan of The Phoenix Resource Companies, Inc., as amended through September 29, 1995, effective April 9, 1990.
      +*10.34             -- 1990 Nonemployee Director Stock Option Plan of The Phoenix Resource Companies, Inc., as
                             amended through September 29, 1995, effective April 9, 1990.
       +10.35             -- Apache Corporation Income Continuance Plan, as amended and restated February 24, 1988
                             (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K
                             for year ended December 31, 1990, SEC File No. 1-4300).
       +10.36             -- Apache Corporation Directors' Deferred Compensation Plan, as amended and restated
                             September 14, 1994 (incorporated by reference to Exhibit 10.15 to Registrant's Annual
                             Report on Form 10-K for year ended December 31, 1994, SEC File No. 1-4300).
       +10.37             -- Apache Corporation Outside Directors' Retirement Plan, effective December 15, 1992
                             (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K
                             for year ended December 31, 1992, SEC File No. 1-4300).
       +10.38             -- Apache Corporation Equity Compensation Plan for Non-Employee Directors, adopted
                             February 9, 1994, and form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for year ended
                             December 31, 1993, SEC File No. 1-4300).
      +*10.39             -- Amended and Restated Employment Agreement, dated December 5, 1990, between Registrant and Raymond Plank.
      +*10.40             -- First Amendment, dated April 4, 1996, to Restated Employment Agreement between
                             Registrant and Raymond Plank.
       +10.41             -- Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual
                             Report on Form 10-K for year ended December 31, 1990, SEC File No. 1-4300).
       +10.42             -- Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris
                             (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K
                             for year ended December 31, 1989, SEC File No. 1-4300).
        10.43             -- Member Gas Purchase Agreement, dated March 1, 1996, by and among Apache Gathering
                             Company, Apache Corporation, MW Petroleum Corporation, DEK Energy Company, Apache
                             Transmission Corporation-Texas and Apache Marketing, Inc., as Seller, and Producers
                             Energy Marketing, LLC, as Buyer (incorporated by reference to Exhibit 10.28 to
                             Registrant's Annual Report on Form 10-K for year ended December 31, 1995, SEC File No.
                             1-4300).
       *11.1              -- Statement regarding computation of earnings per share of Registrant's common stock for the year ended December 31, 1996.
       *21.1              -- Subsidiaries of Registrant

       *23.1              -- Consent of Arthur Andersen LLP
       *23.2              -- Consent of Coopers & Lybrand, Chartered Accountants
       *23.3              -- Consent of Ryder Scott Company Petroleum Engineers
       *23.4              -- Consent of Netherland, Sewell & Associates, Inc.
       *24.1              -- Power of Attorney (included as a part of the signature pages to this report)
       *27.1              -- Financial Data Schedule

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.