Form 10-Q
period 1997-03-31
APACHE CORP
filed 1997-05-15
CIK 6769

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                                -----------------      --------------------
Commission file number          1-4300
                            --------------


                         APACHE CORPORATION
----------------------------------------------------------------------------
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


YES	  X	   No
    	----    	----


Number of shares of Apache Corporation common stock, $1.25 par value,
outstanding as of March 31, 1997                      	90,250,160

                       PART I - FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS


                     APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED INCOME
                                  (Unaudited)


(In thousands, except per common share data)       	For the Quarter
                                                   	Ended March 31,
                                                	-------------------------
                                                   	1997          	1996
                                                 	----------   	-----------
REVENUES:
	Oil and gas production revenues	               $  	262,395  	 $  	171,921
	Gathering, processing and marketing revenues		      60,094	       	33,949
	Equity in income of affiliates	                       	193           		--
	Other revenues	                                      	(854)	         	600
                                             					----------	  	----------
                                              						321,828      		206,470
                                             					----------  		----------

OPERATING EXPENSES:
	Depreciation, depletion and amortization          		89,318		       71,861
	Operating costs	                                   	59,972	       	52,512
	Gathering, processing and marketing costs		         59,354	       	32,410
	Administrative, selling and other	                  	9,142        		8,858
	Financing costs:
		Interest expense                                 		23,641	       	20,248
		Amortization of deferred loan costs               		1,327	        	1,155
		Capitalized interest	                             	(8,640)      		(5,301)
		Interest income	                                    	(368)	        	(679)
                                               		 	----------	  	----------
                                              						233,746	      	181,064
                                              					---------- 	 	----------

INCOME BEFORE INCOME TAXES	                         	88,082		       25,406
	Provision for income taxes		                        35,205	        	9,751
                                              					----------	  	----------

NET INCOME	                                       $ 	52,877	     $ 	15,655
                                              					==========	  	==========

Primary earnings per common share	                $    	.57	     $    	.20
Fully diluted earnings per common share	               	.55          		.20

Pro Forma earnings per share data (See Note 1)
Basic earnings per common share	                  $    	.59	     $    	.20
Diluted earnings per common share	                     	.55          		.20

Weighted average common shares outstanding           90,143         77,422
                                                    =======        =======

       The accompanying notes to consolidated financial statements are an integral part of this statement.

                     APACHE CORPORATION AND SUBSIDIARIES
                    STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

(In thousands)	                                              For the Quarter
                                                            	Ended March 31,
                                                        	-------------------------
                                                            	1997        	1996
                                                          	--------- 	---------
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                              $  	52,877 	$  	15,655
	Adjustments to reconcile net income
		to net cash provided by operating activities:
			Depreciation, depletion and amortization		                 89,318	    	71,861
			Amortization of deferred loan costs	                       	1,327	     	1,155
			Provision for deferred income taxes		                      26,782	     	9,114
	Cash distributions less than earnings of affiliates          		(167)	       	--
	Changes in operating assets and liabilities:
			(Increase) decrease in receivables		                       35,341	    	(3,354)
			Increase in advances to oil and gas ventures and other	   	(6,688)	   	(2,178)
			(Increase) decrease in other assets	                       	1,301		    (1,537)
			Decrease in product inventory	                                	55	        	--
			Decrease in accounts payable                             		(7,556)   		(2,974)
			Increase (decrease) in accrued expenses                     		101	   	(12,553)
			Decrease in advance from gas purchaser	                   	(2,389)	   	(2,041)
			Decrease in deferred credits and
			 other noncurrent liabilities		                            (3,504)   		(5,089)
                                                         				---------	 	---------
			Net cash provided by operating activities		               186,798    		68,059
                                                        				---------	 	---------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Exploration and development expenditures                 		(164,496) 		(116,482)
	Acquisition of oil and gas properties		                      (6,816)     		(643)
	Gathering, transmission and processing expenditures	        	(4,225)   		(3,093)
	Non-cash portion of oil and gas property additions	        	(10,894)    		6,426
	Investment in Producers Energy Marketing, LLC, net	            	175	    	(5,785)
	Proceeds from sale of oil and gas properties	                  	750	        	--
	Other capital expenditures, net	                              	(326)	   	(2,435)
	Other, net                                                 		(2,139)	   	(2,164)
                                                        				---------	 	---------
			Net cash used by investing activities	                  	(187,971) 		(124,176)
                                                        				---------	 	---------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Long-term borrowings                                      		255,512   		183,889
	Payments on long-term debt	                               	(244,532)		 (119,268)
	Proceeds from issuance of common stock, net	                 	3,869		     2,873
	Treasury stock activity, net                                 		(363)	       	(2)
	Dividends paid	                                             	(6,304)	   	(5,417)
	Cost of debt and equity transactions	                         	(297)       		--
                                                         				---------		---------
			Net cash provided by financing activities                 		7,885	    	62,075
                                                         				---------		---------

NET INCREASE IN CASH AND CASH EQUIVALENTS	                    	6,712	     	5,958

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	              	13,161	    	13,633
                                                        				--------- 		---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD	                $ 	19,873	  $ 	19,591
                                                       				========= 		=========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                        APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

(In thousands)                                              	March 31,   	December 31,
                                                              	1997          	1996
                                                           	-----------   	-----------
                                                         			(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents		                                $   	19,873	  $    	13,161
	Receivables		                                                 	199,166	      	234,646
	Inventories		                                                  	16,047	      	13,963
	Advances to oil and gas ventures and other		                   	13,069	       	6,386
                                                       					-----------		 ------------
                                                           					248,155	     	268,156
                                                       					-----------	 	------------

PROPERTY AND EQUIPMENT:
	Oil and gas, on the basis of full cost accounting:
		Proved properties		                                        	4,858,059  	 	4,713,113
		Unproved properties and properties
		  under development, not being amortized		                   	409,998	     	388,872
		International concession rights, not being amortized		        	99,000	      	99,000
	Gas gathering, transmission and processing facilities	       		125,671	     	121,446
	Other		                                                        	58,929	      	58,882
                                                      			 		-----------	 	------------
					                                                         5,551,657	   	5,381,313

	Less:  Accumulated depreciation, depletion and amortization	(2,366,731) 		(2,281,252)
                                                        					-----------		------------
                                                         					3,184,926	   	3,100,061
                                                        					-----------		------------

OTHER ASSETS:
	Deferred charges and other	                                   		60,535	      	64,213
                                                        					-----------		-----------
			                                                       	$ 	3,493,616	 $ 	3,432,430
                                                       					===========		===========



            The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

(In thousands)                                   	March 31,	   December 31,
                                                   	1997          	1996
                                                	-----------	   -----------
                                                	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
	Current maturities of long-term debt		         $       	--    $     	2,000
	Accounts payable	                              	  	166,631	       	174,941
	Accrued operating expense		                        	21,332		        17,263
	Accrued exploration and development	              		65,526	        	76,465
	Accrued compensation and benefits	                 		5,737		        12,262
	Other accrued expenses	                           		29,283		        26,726
                                            					----------	    	----------
			                                               		288,509	       	309,657
			                                            		----------	    	----------

LONG-TERM DEBT	                                 		1,248,686     		1,235,706
                                            					----------	    	----------

DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES:
	Income taxes		                                    	281,267		       254,789
	Advance from gas purchaser			                       49,409        		51,798
	Other	                                            		58,441	        	61,964
                                            					----------	    	----------
			                                               		389,117	       	368,551
		                                            			----------    		----------

SHAREHOLDERS' EQUITY:
	Common stock, $1.25 par, 215,000,000
		shares authorized, 91,425,393 and
		91,224,028 shares issued, respectively	         		114,282      		114,030
	Paid-in capital		                               	1,006,157    		1,002,540
	Retained earnings	                               		479,147	      	432,588
	Treasury stock, at cost, 1,175,233 and
	 1,165,231 shares, respectively		                 	(15,515)		     (15,152)
	Currency translation adjustment		                 	(16,767)		     (15,490)
                                            					----------	    	----------
                                             					1,567,304    		1,518,516
                                            					----------	    	----------
				                                            $	3,493,616	   $	3,432,430
                                           		 			==========	    	==========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          APACHE CORPORATION AND SUBSIDIARIES
                    STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                                     (Unaudited)

(In thousands)	                                     For the Quarter
                                                 			Ended March 31,
                                            			---------------------------
                                                			1997          	1996
                                             			----------   	-----------

RETAINED EARNINGS, beginning of period	      	$   	432,588	  $   	335,470
Net income			                                       52,877	       	15,655
Dividends declared:
	Common stock, $.07 per share			                    (6,318)	      	(5,425)
                                            					----------	   	----------

RETAINED EARNINGS, end of period		            $   	479,147	  $   	345,700
                                            					==========	  	==========




            The accompanying notes to consolidated financial statements are an integral part of this statement.
                                      5

                      APACHE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  	These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K.


1.	EARNINGS PER SHARE

  	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share
(EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  	The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior-period EPS information (including interim
EPS) is required to be restated at that time. Early adoption is not permitted. Pro forma EPS, as if the Company adopted SFAS No. 128 on January 1 of each period presented, are as follows:

                     	For the Quarter Ended
                           	March 31,
                      	-------------------
                         	1997	   1996
                       	-------	-------

  	Basic EPS	             $	.59	  $	.20
  	Diluted EPS             	.55	   	.20

2.	ACQUISITIONS

  	On May 20, 1996, Apache acquired The Phoenix Resource Companies, Inc. (Phoenix), an oil and gas company operating primarily in the Arab Republic of Egypt. The merger (Merger) resulted in Phoenix becoming a wholly owned subsidiary of Apache and was accounted for using the purchase method of accounting. The financial results of Phoenix have been included since the date of the acquisition. Pursuant to the Merger agreement, shares of Phoenix common stock then outstanding and outstanding Phoenix stock options (which were assumed by Apache) were converted into the right to receive (a)
 .75 shares of Apache common stock with any fractional shares paid in cash, without interest, and (b) $4.00 in cash. As a result, 12.2 million shares of Apache common stock were issued in exchange for outstanding Phoenix stock.

  	The following unaudited pro forma financial information shows the effect on the Company's consolidated results of operations as if the Phoenix Merger occurred on January 1, 1996. The pro forma data is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                          	For the Quarter
                                        	Ended March 31, 1996
                                    	-----------------------------
(In thousands, except per share data)   	As Reported	Pro Forma
                                       		-----------	---------
Revenues		                              	$	206,470	  $	216,983

Net income			                            $ 	15,655	  $ 	18,160

Primary earnings per common share	    	  $    	.20	  $    	.20

3.	NON-CASH INVESTING AND FINANCING ACTIVITIES

  	Supplemental Disclosure of Cash Flow Information

  	The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

  	The following table provides additional disclosure of cash payments:

(In thousands)                                 	For the Quarter
                                                	Ended March 31,
                                           	-----------------------------
                                               	1997        	1996
                                            	----------- 	-----------
Cash paid during the period for:
Interest (net of amounts capitalized)	        $  	10,736	  $  	14,068
Income taxes (net of refunds)	                    	8,418        		740

4.	DEBT

  	In January 1997, the Company established a $300 million commercial paper program, which allows Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is supported by availability under the $750 million United States portion of the Company's global credit facility.

  	Also in January 1997, Standard & Poor's upgraded the Company's senior long-term debt from BBB to BBB+ and subordinated debt from BBB- to BBB.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF	OPERATIONS

OVERVIEW

  	Apache's results of operations and financial position for the first quarter of 1997 were significantly impacted by the following factors:

  	Commodity Prices - Higher oil and natural gas prices contributed to record earnings and cash flow in the first quarter of 1997. Apache's average realized price for natural gas increased $.75 per thousand cubic feet (Mcf) from $1.84 per Mcf in the first quarter of 1996 to $2.59 per Mcf in the same period of 1997, favorably impacting revenues by $37.9 million. The realized oil price increased $3.02 per barrel from $18.45 per barrel to $21.47 per barrel, contributing $12.5 million to the increase in revenues.

  	Phoenix Acquisition - On May 20, 1996, Apache acquired Phoenix, through a merger which resulted in Phoenix becoming a wholly owned subsidiary of Apache. The assets acquired in the Phoenix acquisition contributed 13,076 barrels of oil per day during the first quarter of 1997.


RESULTS OF OPERATIONS

  	Apache reported 1997 first quarter net income of $52.9 million versus $15.7 million in the prior year. Pro forma basic earnings per share increased almost threefold, to $.59 per share from $.20 per share. The increase over the prior period was attributable to increases in both crude oil and natural gas prices and increased production.

  	For the first quarter of 1997, revenues increased 56 percent to $321.8 million as compared to $206.5 million for the same period in 1996. Crude oil and natural gas production revenues increased 53 percent over the same period in 1996 with crude oil contributing 46 percent and natural gas contributing 52 percent of total oil and gas production revenues.

  	Volume and price information for the Company's 1997 and 1996 first quarter oil and gas production is summarized in the following table:


                                              	For the Quarter
                                              	Ended March 31,
                                          	-----------------------  	Increase
                                           			1997        	1996    	(Decrease)
                                       				---------- 		----------		----------
Natural Gas Volume - Mcf per day:
	U.S.			                                      484,962	  	 475,936      		2%
	Canada                                      		78,852	    	64,727	     	22%
	Egypt	                                          	471        		--		     --
	Australia	                                   	21,403	    	13,127     		63%
                                         				----------		----------
	Total                                      		585,688	   	553,790	      	6%
                                        				========== 		==========

Average Natural Gas Price - Per Mcf:
	U.S.		                                     $   	2.77	   $  	1.94	     	43%
	Canada	                                        	1.69	      	1.09     		55%
	Egypt		                                         3.02	        	--	     	--
	Australia	                                     	1.87	      	1.97	     	(5)%
	Total		                                         2.59		      1.84	     	41%

Oil Volume - Barrels per day:
	U.S.		                                       	40,575	    	39,840	      	2%
	Canada	                                       	1,983	     	1,967	      	1%
	Egypt	                                       	17,254     		1,138	  	1,416%
	Australia	                                    	3,041     		2,612	     	16%
                                         				----------		----------
	Total	                                       	62,853	    	45,557	     	38%
                                         				==========		==========

Average Oil Price - Per barrel:
	U.S.		                                     $  	21.78	  $  	18.30	     	19%
	Canada	                                       	21.51	     	18.07		     19%
	Egypt	                                        	20.42	     	18.53	     	10%
	Australia	                                    	23.22	     	20.92	     	11%
	Total	                                        	21.47     		18.45	     	16%

Natural Gas Liquids (NGLs) - Barrels per day:
	U.S.			                                        1,863	     	1,346     		38%
	Canada	                                         	642	       	670	    	(4)%
                                          				----------		----------
	Total	                                        	2,505     		2,016	     	24%
                                         				==========		==========

Average NGL Price - Per barrel:
	U.S.		                                     $  	18.36	   $ 	15.07	     	22%
	Canada	                                       	19.30	     	13.02	     	48%
	Total                                        		18.60	     	14.39	     	29%


  	Natural gas sales for the first quarter of 1997 totaled $136.8 million, 47 percent higher than those recorded in the first quarter of 1996. Average realized natural gas prices increased 41 percent, favorably impacting revenue by $37.9 million. The majority of this increase, and the resulting impact on natural gas sales, was realized in the U.S. where the Company sold 83 percent of its worldwide gas production at an average price of $2.77 per Mcf, $.83 per Mcf higher than 1996. In addition, the Company was favorably impacted by higher spot prices being received in Canada where the Company sold 13 percent of its worldwide gas production at an average price of $1.69 per Mcf, compared to only $1.09 per Mcf in 1996. The Company's net hedging activity, including fixed price physical and financial contracts, reduced realized prices by $.02 per Mcf during the quarter ended March 31, 1997, compared to a $.13 per Mcf loss during the same period in 1996. The loss in the first quarter of 1997 was primarily the result of spot market prices exceeding the Company's fixed price contracts.

  	First quarter 1997 gas production, when compared to 1996, increased
31.9 million cubic feet per day (MMcfd), or six percent, on a worldwide basis. Canadian natural gas production increased due to new production in Northeast British Columbia and favorable non-recurring prior period adjustments for reduced crown royalties. U.S. production increased compared to the first quarter of 1996 due primarily to the benefit from tactical acquisition activity, partially offset by divestitures of low interest, non-strategic properties and natural depletion. Australian production increased over the first quarter of 1996 as production from East Spar came on-line in the fourth quarter of 1996.

  	The Company's crude oil sales for the first quarter of 1997 totaled $121.4 million, a 59 percent increase from the first quarter of 1996 due to production increases and higher realized average prices.

  	Oil production increased 38 percent compared to the prior year first quarter due primarily to the acquisition of Phoenix in the second quarter of 1996. Egyptian oil production comprised 27 percent of the Company's total oil production, compared to only two percent in the first quarter of 1996, resulting in an increase in revenues of $29.6 million. In addition to the favorable impact of Egyptian sales, U.S. and Australian oil production increased, while Canadian production did not fluctuate significantly between periods.

  	The Company's realized price for first quarter sales of crude oil increased $3.02 per barrel, or 16 percent, resulting in an increase in revenue of $12.5 million compared to the same period in 1996.

  	Revenue from the sale of natural gas liquids totaled $4.2 million for the first quarter of 1997, as compared to $2.6 million for the same period in 1996. Realized prices increased 29 percent, contributing $.8 million to the increase in revenue, while production increased 24 percent adding another $.8 million to the increase in revenue. Production increased as a result of the purchase of certain interests in the Santa Rosa field from Headington in the fourth quarter of 1996.


OTHER REVENUES AND OPERATING EXPENSES

  	During the first quarter of 1997, Apache's gas gathering, processing and marketing revenues increased 77 percent to $60.1 million, due primarily to higher volumes compared to the first quarter 1996. Correspondingly, marketing costs increased 83 percent to $59.4 million also due to increased volumes. Although activity increased, gas gathering, processing and marketing margins decreased from $1.5 million in the first quarter of 1996 to $.7 million primarily due to lower crude oil margins.

  	Other revenues during the first quarter of 1997 declined $1.5 million when compared to the same period of 1996, due primarily to a $1.2 million loss associated with declines in Canadian and Australian currency exchange rates. These losses were partially offset by Canadian royalty tax credits.

  	The Company's depreciation, depletion and amortization (DD&A) expense for the first quarter of 1997 totaled $89.3 million compared to $71.9 million for the comparable period in 1996. On a barrel of oil equivalent
(boe) basis, full cost DD&A expense increased $.38 per boe, from $5.35 per boe to $5.73 per boe. The increase is a function of (a) downward domestic reserve revisions caused by low quarter-end prices, (b) the May 1996 acquisition of Phoenix, and (c) costs added to the domestic amortizable pool.

  	Operating costs, including lease operating expense and severance taxes, increased 14 percent from $52.5 million in the first quarter of 1996 to $60.0 million for the same period in 1997. Lease operating expense, excluding severance taxes, totaled $49.3 million, an 11 percent increase from the same period in 1996. On an equivalent barrel basis, lease operating expense declined from $3.47 per boe in 1996 to $3.36 per boe in 1997, primarily as a result of production increases in Egypt, Canada and Australia, reducing per unit costs.

  	Administrative, selling and other costs increased slightly from a year ago. On an equivalent barrel basis, general and administrative expense declined 11 percent, to $.62 per boe, for the first quarter of 1997, as compared to $.70 per boe in 1996.

  	Net financing costs for the first quarter of 1997 increased slightly compared to the same period in 1996 as increases in gross interest expense were partially offset by increases in capitalized interest. Gross interest costs incurred increased $3.4 million due to a higher average outstanding debt balance and a higher corporate interest rate. Capitalized interest, which is based on the carrying value of unproved properties, increased $3.3 million due to acquisitions made during 1995 and 1996 and the resulting increase in the unproved property base.


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

  	Capital Expenditures - A summary of oil and gas capital expenditures during the first quarter of 1997 and 1996 is presented below (in millions):

                                             		1997     	1996
                                            		-------  	-------
	Exploration and Development:
	  United States	                             $ 	96.2  	$ 	81.2
	  Canada		                                      15.8	    	19.4
	  Egypt		                                       33.4      		--
	  Australia	                                   	11.7		    13.5
	  Other International	                          	7.4	     	2.4
                                            		-------   	------
	  Total	                                     $	164.5	  $	116.5
                                            		=======   	======

	Acquisition of Oil and Gas Properties	       $  	6.8	  $   	.6
                                           			=======		 =======

  	In North America, Apache completed 70 producing wells out of 89 wells drilled during the first quarter of 1997; while internationally, the Company discovered seven new producers of ten wells drilled. Worldwide, the Company was drilling or completing an additional 107 wells as of March 31, 1997. In addition, Apache completed 62 production enhancement projects, including 28 recompletions, during the quarter. The Company was able to fund its worldwide exploration and development expenditures with cash provided by operating activities during the first quarter of 1997.

  	Property acquisitions totaled $6.8 million in the first quarter of 1997.


Capital Resources and Liquidity

  	Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first quarter of 1997 totaled $186.8 million, an increase of 174 percent from $68.1 million in 1996. This increase was due primarily to higher product prices as compared to last year.

  	Long-Term Borrowings - In January 1997, the Company established a $300 million commercial paper program, which allows Apache to borrow funds for up to 270 days at attractive interest rates. The commercial paper program is supported by availability under the $750 million United States portion of Apache's global credit facility.

  	In January 1997, Standard & Poor upgraded the Company's senior long-term debt from BBB to BBB+ and subordinated debt from BBB- to BBB.

  	Liquidity - The Company had $19.9 million in cash and cash equivalents on hand at March 31, 1997, up from the $13.2 million at December 31, 1996. Apache's ratio of current assets to current liabilities at March
31, 1997 was .86:1 compared to .87:1 at December 31, 1996.

  	Apache believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years.


FUTURE TRENDS

  	Apache's growth strategy is to increase oil and gas reserves, production, and cash flow through a combination of exploratory drilling, development of its inventory of existing projects and tactical acquisitions. The Company's drilling program emphasizes reserve additions through exploratory drilling primarily on its international interests, and moderate-risk drilling primarily on its North American interests. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to increase its profit margins.

  	Apache's international investments and exploration activities are an important component of its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's U.S. and Canadian activities, it offers potential for greater rewards and significant reserve additions. Apache will direct its international efforts in 1997 toward development of certain discoveries offshore Western Australia and in Egypt, and toward further exploration efforts on its concessions in Egypt, The People's Republic of China, Indonesia and offshore the Ivory coast of western Africa. Apache believes that reserve additions in these international areas may be made through higher-risk exploration and through improved production practices and recovery techniques.

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

  	In 1997, Apache expects North American exploration and development outlays to increase from 1996 levels as the Company focuses increasing reserves, production and cash flow through exploratory drilling and development of its existing inventory. Internationally, the Company projects capital expenditures to increase 68 percent over 1996 levels as Apache continues to exploit its concessions in Egypt, Western Australia, China and Indonesia. Proposed exploration and development expenditures in 1997 will be reviewed at least every quarter in light of fluctuating product prices and Apache's objective to fund operations through internally generated cash flow.

  	On May 1, 1997, Apache's shareholders approved the 1996 Share Price Appreciation Plan, which provides for awards denominated in shares of Apache common stock to be paid upon attainment of share price goals based on $50 and $60, respectively, before January 1, 2000. Between 30 and 50 percent of the award will be paid in cash at the market value of the stock on the date of payments, and the balance (up to a total of 2,000,000 shares in the aggregate) will be issued in Apache common stock. Generally, any payments will be made in three installments over 36 months.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

  	Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provisions of the PSLRA as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. Such factors include, without limitation, the prices received for the Company's oil and natural gas production, the costs of acquiring, finding, developing and producing reserves, the rates of production of the Company's hydrocarbon reserves, the Company's success in acquiring or finding additional reserves, unforeseen operational hazards, significant changes in tax or regulatory environments, and the political and economic uncertainties of foreign operations.

ITEM 1.	LEGAL PROCEEDINGS

  	The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company's Form 10-K for the year ended December 31, 1996 (filed with the Securities and Exchange Commission on March 28, 1997) is incorporated herein by reference.


ITEM 2.	CHANGES IN SECURITIES

  		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

  		None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  		None.

ITEM 5.	OTHER INFORMATION

  		None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      10.1 - 1990 Employee Stock Option Plan of The Phoenix
             Resource Companies, Inc., as amended through May 20, 1996.
      11.1 - Computation of Earnings per Share.
      27.1 - Financial Data Table.

  (b) Reports filed on Form 8-K.

      None.

                             SIGNATURES


  	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                				APACHE CORPORATION




Dated:	May 14, 1997	              	/s/ Mark A. Jackson
                               				---------------------------------------
                               				Mark A. Jackson
                               				Vice President and Chief Financial Officer



Dated:	May 14, 1997	              	/s/ Thomas L. Mitchell
                               				---------------------------------------
                               				Thomas L. Mitchell
                                			Controller and Chief Accounting Officer