Form 10-Q
period 1997-06-30
APACHE CORP
filed 1997-08-14
CIK 6769

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                    OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------      ------------------
Commission file number          1-4300
                            --------------


                               APACHE CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                        41-0747868
----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                           77056-4400
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code           (713) 296-6000
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


YES  	X	   No
    	----    	----


Number of shares of Apache Corporation common stock, $1.25 par value,
outstanding as ofJune 30, 1997                           	90,318,888

                      PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  APACHE CORPORATION AND SUBSIDIARIES
                   STATEMENT OF CONSOLIDATED INCOME
                             (Unaudited)


(In thousands, except per share data)         	For the Quarter     	For the Six Months
                                        	       Ended June 30,	       Ended June 30,
                                             	------------------- 	--------------------
                                               	1997       	1996	    1997	    1996
                                             	--------	  -------- 	-------- 	--------

REVENUES:
	Oil and gas production revenues	            $ 	218,733 	$	191,434	$	481,128	$	363,355
	Gathering, processing and marketing revenues		  39,325	   	31,327  		99,419	  	65,276
	Equity in loss of affiliates	                    	(204)      		--	     	(11)	     	--
	Other revenues		                                  	987	      	895     		133    	1,495
			                                         			--------	 	-------- 		--------		--------
                                          						258,841  		223,656	 	580,669	 	430,126
                                             		--------	 	--------	 	--------		--------


OPERATING EXPENSES:
	Depreciation, depletion and amortization	      	93,481	   	76,319	 	182,799	 	148,180
	Operating costs	                               	57,739	   	54,360		 117,711	 	106,872
	Gathering, processing and marketing costs		     38,910	   	29,885	  	98,264	  	62,295
	Administrative, selling and other              		8,941    		8,271  		18,083	  	17,129
	Financing costs:
		Interest expense	                             	24,822	   	21,742	  	48,463	  	41,990
		Amortization of deferred loan costs	           	1,251    		1,174	   	2,578	   	2,329
		Capitalized interest	                         	(9,158)	  	(7,238)		(17,798)		(12,539)
		Interest income	                               		(774)	    	(739)	 	(1,142)	 	(1,418)
                                           					--------	 	--------		--------		--------
			                                           		215,212	  	183,774 		448,958		  364,838
                                           					--------		--------		--------		--------

INCOME BEFORE INCOME TAXES	                     	43,629	   	39,882	 	131,711	   	65,288
	Provision for income taxes	                   		17,883	   	15,445	  	53,088	   	25,196
                                           					--------	 	--------		--------		--------


NET INCOME	                                   $ 	25,746	 $ 	24,437 $	78,623 	$  	40,092
                                           				========	 	========		========		========

Primary net income per common share		         $    	.29	 $    	.29	$   	.85	 $     	.49
Fully diluted net income per common share		        	.29	      	.29	    	.84	       	.49

Pro forma net income per share data (See Note 1)
Basic net income per common share		           $    	.29	 $    	.29	$   	.87	 $      	.49
Diluted net income per common share	              		.28      		.28	    	.84	        	.49


Weighted average common shares outstanding		    	90,288	   	85,738	 	90,216	     	81,580



The accompanying notes to consolidated financial statements are an integral part of this statement.

                    APACHE CORPORATION AND SUBSIDIARIES
                    STATEMENT OF CONSOLIDATED CASH FLOWS
                                (Unaudited)

(In thousands)                                          	For the Six Months
                                                          	Ended June 30,
                                                       	-------------------------
                                                          	1997       	1996
                                                        	---------	  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                            $  	78,623 	$  	40,092
	Adjustments to reconcile net income
		to net cash provided by operating activities:
			Depreciation, depletion and amortization		              182,799   		148,180
			Amortization of deferred loan costs	                     	2,578	     	2,329
			Provision for deferred income taxes	                    	36,507	    	22,045
	Cash distributions in excess of earnings of affiliates	      	138        		--
	Gain on sale of stock held for investment                    		--	      	(834)
	Changes in operating assets and liabilities:
			(Increase) decrease in receivables	                     	33,134	    (12,111)
			Increase in advances to oil and gas ventures and other 		(9,574)	   	(2,689)
			(Increase) decrease in other assets	                     	1,610	      	(842)
			Increase (decrease) in payables	                       	(34,703)	   	14,106
			Increase (decrease) in accrued expenses                 		2,287	    	(1,179)
			Decrease in advance from gas purchaser	                 	(4,875)	   	(4,131)
			Increase (decrease) in deferred credits and
			 other noncurrent liabilities                          		(6,590)		    9,085
                                                      				---------		---------
			Net cash provided by operating activities		             281,934	   	214,051
                                                      				---------		---------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Exploration and development expenditures               		(336,101)	 	(220,258)
	Acquisition of oil and gas properties                   		(20,793)   		(2,835)
	Gathering, transmission and processing expenditures	     	(16,477)	   	(7,467)
	Non-cash portion of oil and gas property additions	      	(13,993)   		(4,564)
	Acquisition of Phoenix, net of cash acquired	                 	--	    (43,294)
	Investment in Producers Energy Marketing, LLC, net	            	6    		(5,785)
	Proceeds from sale of oil and gas properties		              3,174     		2,168
	Proceeds from sale of stock held for investment	              	--	     	5,389
	Other capital expenditures, net	                          	(3,370)   		(4,481)
	Other, net                                               		(3,785)   		(3,884)
                                                      				---------		---------
			Net cash used in investing activities	                	(391,339)	 	(285,011)
                                                      				---------		---------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Long-term borrowings	                                    	371,270	   	412,408
	Payments on long-term debt	                             	(252,377)	 	(329,703)
	Proceeds from issuance of common stock, net	               	5,512     		5,260
	Treasury stock activity, net	                               	(387)	       	(7)
	Dividends paid	                                          	(12,622)  		(10,842)
	Cost of debt and equity transactions                       		(970)   		(3,638)
                                                      				---------		---------
			Net cash provided by financing activities	             	110,426    		73,478
                                                       			--------- 	---------

NET INCREASE IN CASH AND CASH EQUIVALENTS	                  	1,021     		2,518

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	            	13,161	    	13,633
                                                      				---------		---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD	              $ 	14,182	 $  	16,151
                                                     				========= 		=========



The accompanying notes to consolidated financial statements are an integral part of this statement.

                    APACHE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

(In thousands)                                                 	June 30,	    December 31,
                                                                 	1997	         1996
                                                             	-----------	-----------
                                                           			(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents		                                   $	   14,182	$   	13,161
	Receivables			                                                    201,431	   	234,646
	Inventories		                                                     	17,664	    	13,963
	Advances to oil and gas ventures and other		                      	15,973	     	6,386
                                                          					-----------		------------
			                                                              		249,250	   	268,156
                                                          					-----------		------------

PROPERTY AND EQUIPMENT:
	Oil and gas, on the basis of full cost accounting:
		Proved properties			                                           5,033,058	 	4,713,113
		Unproved properties and properties
		  under development, not being amortized	                      		419,118	   	388,872
		International concession rights, not being amortized			           99,000	    	99,000
	Gas gathering, transmission and processing facilities		          	137,923	   	121,446
	Other	                                                           		61,774	    	58,882
                                                           					-----------		------------
	                                                            				5,750,873	 	5,381,313

	Less:  Accumulated depreciation, depletion and amortization	  	(2,458,790)	(2,281,252)
                                                           					-----------		------------
                                                            					3,292,083	 	3,100,061
                                                           					-----------		------------

OTHER ASSETS:
	Deferred charges and other	                                      		58,449	    	64,213
                                                           					-----------		-----------
                                                          				$ 	3,599,782	$	3,432,430
                                                          					===========		===========



The accompanying notes to consolidated financial statements are an integral part of this statement.

                     APACHE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

(In thousands)                                	June 30,	  December 31,
                                                	1997        	1996
                                             	-----------	 -----------
                                             	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
	Current maturities of long-term debt		        $   	7,500	  $   	2,000
	Accounts payable			                              140,219    		174,941
	Accrued operating expense		                      	23,895     		17,263
	Accrued exploration and development		            	62,423     		76,465
	Accrued compensation and benefits		               	8,873	     	12,262
	Other accrued expenses		                         	25,770     		26,726
                                           					----------		----------
			                                             		268,680	    	309,657
                                           					----------		----------

LONG-TERM DEBT	                               		1,349,099	  	1,235,706
                                          					---------- 		----------

DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES:
	Income taxes	                                  		291,059	    	254,789
	Advance from gas purchaser		                     	46,923	     	51,798
	Other			                                          55,373	     	61,964
                                          					----------	 	----------
			                                             		393,355    		368,551
                                          					----------	 	----------

SHAREHOLDERS' EQUITY:
	Common stock, $1.25 par, 215,000,000
		shares authorized, 91,495,577 and
		91,224,028 shares issued, respectively	       		114,369	    	114,030
	Paid-in capital		                             	1,007,713	  	1,002,540
	Retained earnings	                             		498,571	    	432,588
	Treasury stock, at cost, 1,176,689 and
	 1,165,231 shares, respectively		               	(15,539)	   	(15,152)
	Currency translation adjustment	               		(16,466)   		(15,490)
                                          					----------	 	----------
			                                           		1,588,648  		1,518,516
                                          					---------- 		----------
                                          			$ 	3,599,782	$ 	3,432,430
                                          					==========	 	==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                    APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                                (Unaudited)

(In thousands)                               	For the Quarter
                                           			Ended June 30,
                                       			---------------------------
                                            			1997        	1996
                                        			----------	  -----------

RETAINED EARNINGS, beginning of period		   $  	479,147	 $	  345,700
Net income		                                   	25,746	     	24,437
Dividends declared:
	Common stock, $.07 per share		                	(6,322)	    	(6,286)
                                       					---------- 		----------

RETAINED EARNINGS, end of period	         	$  	498,571	 $  	363,851
                                       					==========	 	==========


                                             			For the Six Months
                                              			Ended June 30,
                                        			---------------------------
                                            			1997         	1996
                                         			----------   	-----------

RETAINED EARNINGS, beginning of year		     $  	432,588	 $  	335,470
Net income		                                   	78,623     		40,092
Dividends declared:
	Common stock, $.14 per share		               	(12,640)	   	(11,711)
                                       					----------	  ----------

RETAINED EARNINGS, end of period	         	$  	498,571	 $  	363,851
                                       					==========	 	==========




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

  	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The new standard simplifies the computation of earnings per share
(EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  	The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior-period EPS information (including interim
EPS) is required to be restated at that time. Early adoption is not permitted. Pro forma net income per common share, as if the Company adopted SFAS No. 128 on January 1 of each period presented, is as follows:

                                         	For the Quarter Ended	  For the Six Months Ended
                                                	June 30,               	June 30,
                                          	-------------------  	----------------
                                             	1997   	1996      	   1997   	1996
                                           	-------	-------      	---------	---------

	Basic net income per common share	         $	 .29 	$ 	.29	       $ 	.87 	$ 	.49
	Diluted net income per common share	         	.28	   	.28	         	.84	   	.49

2. HEDGING ACTIVITIES

  	Apache periodically enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivatives contracts using the hedge (or deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on commodity derivatives contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss is recognized currently to the extent the commodity derivatives contract has not offset changes in actual oil and gas prices.

3.	ACQUISITIONS

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

  	The following unaudited pro forma financial information shows the effect on the Company's consolidated results of operations as if the Merger occurred on January 1, 1996. The pro forma data is based on numerous assumptions and is not necessarily indicative of future results of operations.

	For the Six Months
	Ended June 30, 1996
	-----------------------------
(In thousands, except per share data)      	As Reported     	Pro Forma
                                          		-----------	     ---------
Revenues			                                $   	430,126   	$   	445,052

Net income		                              	$    	40,092	   $	    43,705

Primary net income per common share		      $       	.49	   $	       .49

Weighted average common shares outstanding	     	81,580	        	89,684


4.	NON-CASH INVESTING AND FINANCING ACTIVITIES

  	Supplemental Disclosure of Cash Flow Information

  	The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

  	The following table provides additional disclosure of cash payments:

(In thousands)                              	For the Six Months
                                              	Ended June 30,
                                       	-----------------------------
                                            	1997        	1996
                                         	-----------	 -----------
Cash paid during the period for:
Interest (net of amounts capitalized)	    $  	31,790	  $  	20,898
Income taxes (net of refunds)	               	16,576        		221


5.	DEBT

  	In January 1997, the Company established a $300 million commercial paper program (subsequently increased, as described below), which allows Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is supported by availability under the United States portion of the Company's global credit facility.

  	Also in January 1997, Standard & Poor's upgraded the Company's senior long-term debt from BBB to BBB+ and subordinated debt from BBB- to BBB.

  	In June 1997, the Company replaced its $1 billion global borrowing-base credit facility with a new billion-dollar global corporate credit facility that provides Apache with greater borrowing capacity, increased financial flexibility and less restrictive covenants, while lowering its all-in borrowing costs by 7-1/2 basis points.

  	The global corporate credit facility consists of three separate bank facilities: a $700 million credit commitment in the United States; a $175 million facility in Australia; and a $125 million credit line in Canada.
The new global credit facility enables Apache to draw on its full $1 billion credit line without restrictions tied to periodic revaluations of the Company's oil and gas reserves.

  	Under the financial covenants of the global corporate credit facility, the Company must (i) maintain a minimum tangible net worth of $1.013 billion as of June 30, 1997, which is adjusted quarterly for subsequent earnings, as defined, and (ii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The financial covenant under the previous global borrowing-base credit facility requiring the Company to maintain a ratio of (a) earnings before interest, taxes, depreciation, depletion and amortization to (b) consolidated interest expense of not less than 3.7:1 has been eliminated. The Company was in compliance with all financial covenants at June 30, 1997.

  	Also in June 1997, the Company expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds.

  	In August 1997, Apache offered $150 million principal amount, $148 million net of discount, of senior unsecured 7.375 percent debentures maturing on August 15, 2047. The debentures are not redeemable prior to maturity, however, Apache has the right to advance maturity, under certain conditions. These debentures are governed by the same indenture that governs certain of the Company's other senior unsecured notes which imposes restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF	OPERATIONS

OVERVIEW

  	Apache's results of operations and financial position for the first six months of 1997 were significantly impacted by the following factors:

  	Commodity Prices - Apache's average realized price for natural gas increased $.40 per thousand cubic feet (Mcf) from $1.87 per Mcf in the first six months of 1996 to $2.27 per Mcf in the same period of 1997, favorably impacting revenues by $39.9 million. The realized oil price increased $.86 per barrel from $19.07 per barrel to $19.93 per barrel, contributing $7.7 million to the increase in revenues.

  	Phoenix Acquisition - On May 20, 1996, Apache acquired Phoenix through a merger which resulted in Phoenix becoming a wholly owned subsidiary of Apache. The assets acquired in the Phoenix acquisition contributed 13,267 barrels of oil per day during the first half of 1997.


RESULTS OF OPERATIONS

  	Apache reported 1997 second quarter net income of $25.7 million versus $24.4 million in the prior year. Pro forma basic net income per common share of $.29 for the second quarter was consistent with the comparable period in 1996, but with a greater number of shares outstanding in 1997. Higher production and gas prices compared to the same period in 1996 favorably impacted earnings but were partially offset by lower oil prices and higher operating costs.

  	For the first half of 1997, net income of $78.6 million, or $.87 per share, increased from $40.1 million, or $.49 per share, in the comparable 1996 period, with a greater number of shares outstanding in 1997. Higher production and prices compared to a year ago favorably impacted earnings but were partially offset by higher operating costs.

  	For the second quarter of 1997, revenues increased 16 percent to $258.8 million as compared to $223.7 million for the same period in 1996. Crude oil and natural gas production revenues increased 14 percent over the same period in 1996 with crude oil contributing 49 percent and natural gas contributing 50 percent of total oil and gas production revenues.

  	For the first six months of 1997, total revenues increased 35 percent to $580.7 million as compared to $430.1 million for the same period in 1996. Revenues from crude oil and natural gas production increased 32 percent over the same period in 1996, with crude oil contributing 48 percent and natural gas contributing 51 percent of total oil and gas production revenue.

  	Volume and price information for the Company's 1997 and 1996 second quarter and first six months oil and gas production is summarized in the following table:

	                                  	For the Quarter Ended	  For the Six Months Ended
                                          		June 30,	                June 30,
                                 ----------------------------	--------------------------------
                                                			Increase	                		Increase
                                  		1997    	1996	(Decrease) 	1997   	1996  	(Decrease)
                                		--------	------- --------- ------ ------- 	---------
Gas Volume - Mcf per day:
	U.S.	                            	499,956		462,862	  	8%	  	492,500		469,400	   	5%
 Canada                           		86,782	 	76,498	 	13%	   	82,839	 	70,612  		17%
	Egypt	                               	441	    	296	 	49%	      	456		    148	 	208%
	Australia                        		21,783  		6,157		254%   		21,594	  	9,641	 	124%
                               			--------		--------	    			--------		--------
	Total                           		608,962		545,813	 	12%  		597,389		549,801  	 	9%
                               			========		========	     		======== 	========

Average Gas Price - Per Mcf:
	U.S.	                            $  	2.11	$  	2.06	  	2%  	$  	2.43	$  	2.00	   	22%
	Canada	                             	1.09	    	.91	 	20%	     	1.38	    	.99	   	39%
	Egypt                              		2.59	    2.99 	(13%)    		2.81   		2.99	   	(6%)
	Australia	                          	1.86   		2.02 		(8%)    		1.86	   	1.99	   	(7%)
	Total	                              	1.96	   	1.90	  	3%	     	2.27	   	1.87		   21%

Oil Volume - Barrels per day:
	U.S.	                             	40,668	 	41,786 		(3%)	  	40,622 		40,812    		--
	Canada	                            	1,820	  	1,886	 	(3%)	   	1,901  		1,927	   	(1%)
	Egypt	                            	18,677	  	7,181		160%	   	17,969  		4,159	  	332%
	Australia	                         	2,779	  	2,103	 	32%	    	2,909	  	2,358	   	23%
                               			--------		--------			     	--------		--------
	Total	                            	63,944	 	52,956	 	21%	   	63,401	  	49,256	   29%
                               			======== 	======== 		    		========		========

Average Oil Price - Per barrel:
	U.S.	                            $ 	18.65	 $	19.65	 	(5%) 	$ 	20.20	 $ 	18.99	   	6%
	Canada	                            	18.39	  	20.97		(12%)	   	20.01	   	19.49	   	3%
	Egypt	                             	17.64	  	18.68	 	(6%)	   	18.97	   	18.66	   	2%
	Australia	                         	20.72	  	20.78	 	--	     	22.02   		20.86	   	6%
	Total	                             	18.44	  	19.61	 	(6%)	   	19.93	   	19.07   		5%

NGL Volume - Barrels per day:
	U.S.	                              	1,826		  1,630	 	12%	    	1,844	   	1,488	  	24%
	Canada	                              	633    		590	  	7%	      	638	     	630	   	1%
                                			--------		--------		    		--------		--------
	Total	                             	2,459  		2,220	 	11%	    	2,482	   	2,118	   17%
                                			========		========		    		========		========

NGL Price - Per barrel:
	U.S.	                            $ 	14.72	 $ 	14.92		(1%)	 $ 	16.55	 $ 	14.98	  	10%
	Canada	                            	10.39	   	10.16	 	2%	    	14.85	   	11.68		  27%
	Total	                             	13.61	   	13.66		--	     	16.11   		14.00	  	15%

Second Quarter 1997 Compared to Second Quarter 1996

  	Natural gas sales for the second quarter of 1997 totaled $108.4 million, 15 percent higher than those recorded in the second quarter of 1996. Production increased 63.1 million cubic feet per day (MMcf/d), or 12 percent, on a worldwide basis, favorably impacting revenue by $11.2 million. In the U.S., the increase in natural gas production was principally due to the benefit from tactical acquisition activity. Australian increases resulted from East Spar production, which came on line in November 1996. In addition, prior year second quarter production was negatively impacted by the Companys primary Australian gas purchaser taking less volume under its take-or-pay contract. Nominations were at normal levels during the second quarter of 1997.

  	Average realized natural gas prices increased three percent, favorably impacting revenue by $3.0 million. The majority of this increase, and the resulting impact on natural gas sales, was realized in the U.S. where the Company sold 82 percent of its worldwide gas production at an average price of $2.11 per Mcf, $.05 per Mcf higher than 1996. In addition, the Company was favorably impacted by higher spot prices being received in Canada where the Company sold 14 percent of its worldwide gas production at an average price of $1.09 per Mcf, compared to only $.91 per Mcf in 1996. The
Company's net hedging activity, including fixed price physical and financial contracts, increased realized prices by $.09 per Mcf during the quarter ended June 30, 1997, compared to a $.10 per Mcf reduction in realized prices attributable to hedging activities during the same period in 1996.

  	The Company's crude oil sales for the second quarter of 1997 totaled $107.3 million, a 14 percent increase from the second quarter of 1996, due to production increases which were partially offset by lower realized average prices.

  	Oil production increased 21 percent compared to the prior year second quarter due primarily to the acquisition of Phoenix in May 1996. Egyptian oil production comprised 29 percent of the Company's total oil production, compared to only 14 percent in the second quarter of 1996, resulting in an increase in revenues of $18.5 million. In addition to the favorable impact of Egyptian production, Australian oil production increased 32 percent due to liquid production associated with new gas wells in East Spar that came on-line in November 1996. Offsetting these increases in production, were slight declines between periods in U.S. and Canadian production.

  	The Company's realized price for sales of crude oil in the second quarter of 1997 decreased $1.17 per barrel, or six percent, resulting in a decrease in revenue of $5.6 million compared to the same period in 1996.

  	Revenue from the sale of natural gas liquids totaled $3.0 million for the second quarter of 1997, as compared to $2.8 million for the same period in 1996. Production increased 11 percent, driving the increase in revenues while pricing remained relatively flat.

Year-to-Date 1997 Compared to Year-to-Date 1996

  	Natural gas sales for the first six months of 1997 of $245.2 million increased $58.2 million, or 31 percent, when compared to the same period in 1996, as a result of favorable natural gas prices and increased production. A $.43 per Mcf increase in realized prices attributable to U.S. natural gas production, which comprised 82 percent of worldwide gas production, contributed $37.3 million to the increase in sales. Sales were also favorably impacted by a five percent increase in U.S. production, which added another $9.0 million to the increase over the first six months of the prior year. Canadian and Australian gas sales contributed $7.9 million and $3.8 million, respectively, to the increase in revenue as a result of higher realized prices in Canada and increased production in both countries. The Companys net hedging activity increased realized prices by $.03 per Mcf during the first six months of 1997 compared to a $.14 per Mcf reduction in realized prices resulting from hedging activities during the comparable period in 1996.

  	For the first half of 1997, oil sales increased 34 percent to $228.7 million compared to $171.0 million for the same period in 1996, due primarily to sales of production from the Phoenix properties acquired in May 1996. Egyptian oil sales contributed $47.6 million, or 82 percent, of the increase in oil sales compared to the first half of 1996, and comprised 28 percent of Apache's worldwide oil production. U.S. oil sales were favorably impacted by a six percent increase in realized prices, which contributed $9.0 million to the increase in revenue compared to the same period in 1996. Partially offsetting the impact of higher realized domestic prices was a slight decline in domestic oil production, which reduced revenues by $1.5 million. Australian production contributed an additional $2.6 million to the increase in sales, which resulted from increased production and higher realized prices compared to the same period in 1996. Higher realized prices in Canada were mostly offset by slight declines in production when compared to the first half of 1996.

  	Natural gas liquid revenue increased 34 percent to $7.2 million for the first six months of 1997. Compared to the prior year, production increased
17 percent, contributing $1.0 million to the increase in revenues, and higher realized prices added another $.8 million.


OTHER REVENUES AND OPERATING EXPENSES

  	During the second quarter and first six months of 1997, Apache's gas gathering, processing and marketing revenues increased 25 percent and 52 percent, respectively, to $39.3 million and $99.4 million, due primarily to higher volumes compared to the prior year periods. Although revenues have increased with respect to these activities, lower crude oil marketing margins were realized for the quarter and six months ended June 30, 1997 compared to the same periods in 1996.

  	Other revenues during the second quarter of 1997 totaled $1.0 million, slightly higher than the comparable 1996 period. The current period other revenue includes $.7 million in legal settlement proceeds and Canadian royalty credits of $.3 million. Other revenue for the second quarter of 1996 included Canadian royalty credits and a $.8 million gain on the sale of stock held for investment. For the first six months of 1997, other revenue consisted primarily of the legal settlement proceeds and Canadian royalty credits, partially offset by the impact of $.7 million of currency transaction loss related to Canadian exchange rate fluctuations.

  	The Company's depreciation, depletion and amortization (DD&A) expense for the second quarter and first six months of 1997 totaled $93.5 million and $182.8 million, respectively, compared to $76.3 million and $148.2 million for the comparable periods in 1996. On an equivalent barrel basis, full cost DD&A increased $.36 per boe, from $5.41 per boe to $5.77 per boe, in the second quarter of 1997 compared to the comparable period in 1996.
For the six months ended June 30, 1997, the full cost DD&A rate totaled
$5.75 per boe compared to $5.38 in 1996. The increase is a function of (a) downward reserve revisions due to price declines in 1997, (b) the May 1996 acquisition of Phoenix, and (c) costs added to the domestic amortizable pool.

  	Operating costs, including lease operating expense and severance taxes, increased six percent from $54.4 million in the second quarter of 1996, to $57.7 million for the same period in 1997. For the first half of 1997, operating costs totaled $117.7 million, an increase of $10.8 million, or ten percent, over the same period in 1996. For the second quarter and first six months of 1997, lease operating expense, excluding severance taxes, totaled $48.6 million and $97.8 million, respectively, compared to $45.2 million and $89.4 million for the comparable periods in 1996. On an equivalent barrel basis, lease operating expense for the second quarter declined from $3.40 per boe in 1996 to $3.18 per boe in 1997, primarily as a result of Egyptian operating efficiencies and Australian production increases. Egyptian per unit costs declined from the same period in 1996 due to reductions in both oil trucking expense and pipeline tariff rates. Australian per unit costs were less than last year due to incremental production from East Spar being added with minimal expense increases. For the first six months of 1997, lease operating expense averaged $3.27 per boe, a five-percent decrease from $3.43 per boe for the same period in 1996.

  	Administrative, selling and other costs in the second quarter of 1997 increased $.7 million, or eight percent, from a year ago, while costs for the first six months of 1997 increased $1.0 million, or six percent. On an equivalent barrel basis, general and administrative expenses declined eight percent, to $.60 per boe, for the first six months of 1997 as compared to $.66 per boe for the same period in 1996.

  	Net financing costs for the second quarter increased $1.2 million, or eight percent, from the prior year due to higher gross interest expense, partially offset by higher amounts of interest capitalized. Gross interest expense increased $3.1 million due to a higher average outstanding debt balance and a higher weighted average interest rate. Capitalized interest, which is based on the carrying value of unproved properties, increased $1.9 million due to increased international activity and the resulting increase on the unproved property base.

  	Net financing costs increased six percent from $30.4 million in the first half of 1996 to $32.1 million in the comparable 1997 period due to higher average debt outstanding compared to the prior year, partially offset by a lower weighted average interest rate and an increase in capitalized interest.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

  	Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, and payment of dividends. The Company generally funds its exploration and development activities through internally generated cash flow. Apache budgets capital expenditures based upon projected cash flow and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company is not in a position to predict future product prices.

  	Capital Expenditures - A summary of oil and gas capital expenditures during the first six months of 1997 and 1996 is presented below (in millions):

                                          		1997       	1996
                                         		-------	    -------
	Exploration and Development:
	  United States	                        $  	206.6   	$  	136.1
	  Canada		                                   31.2	       	29.5
	  Egypt	                                    	62.7	       	17.3
	  Australia	                                	25.4       		31.5
	  Other International		                      10.2		        5.8
                                          		-------	     ------
	  Total	                                $  	336.1	   $  	220.2
                                          		=======     =======

	Acquisition of Oil and Gas Properties	  $	   20.8	   $  	334.1
                                         		======= 	    =======

  	In North America, Apache completed 167 producing wells out of 201 wells drilled during the first half of 1997, while internationally the Company discovered 11 new producers of 21 wells drilled. Worldwide, the Company was drilling or completing an additional 110 wells as of June 30, 1997. In addition, Apache completed 154 production enhancement projects, including
66 recompletions, during the first half of 1997.

  	Property acquisitions totaled $20.8 million in the first six months of 1997, primarily representing tactical acquisitions of properties in the Company's existing focus areas.

Capital Resources and Liquidity

  	Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first half of 1997 totaled $281.9 million, an increase of 32 percent from $214.1 million in 1996. This increase was due primarily to higher product prices and production as compared to last year.

  	Long-Term Borrowings - In January 1997, the Company established a $300 million commercial paper program (subsequently increased, as described below), which allows Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is supported by availability under the United States portion of Apache's global credit facility.

  	In January 1997, Standard & Poor's upgraded the Company's senior long-term debt from BBB to BBB+ and subordinated debt from BBB- to BBB.

	In June 1997, the Company replaced its $1 billion global borrowing-base credit facility with a new billion-dollar global corporate credit facility that provides Apache with greater borrowing capacity, increased financial flexibility and less restrictive covenants, while lowering its all-in borrowing costs by 7-1/2 basis points.

  	The global corporate credit facility consists of three separate bank facilities: a $700 million credit commitment in the United States; a $175 million facility in Australia; and a $125 million credit line in Canada.
The new global credit facility enables Apache to draw on its full $1 billion credit line without restrictions tied to periodic revaluations of the Company's oil and gas reserves.

  	Also in June 1997, the Company expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds.

  	In August 1997, Apache offered $150 million principal amount, $148 million net of discount, of senior unsecured 7.375 percent debentures due August 15, 2047. The proceeds from this issuance will be used to reduce the Company's commercial paper and for general corporate purposes.

  	Liquidity - The Company had $14.2 million in cash and cash equivalents on hand at June 30, 1997, up from the $13.2 million at December 31, 1996. Apache's ratio of current assets to current liabilities at June 30, 1997 was .93:1 compared to .87:1 at December 31, 1996.

  	Apache believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years.

FUTURE TRENDS

  	Apache's growth strategy is to increase oil and gas reserves, production, cash flow and earnings through a combination of exploratory drilling, development of its inventory of existing projects and acquisitions. The Company's drilling program emphasizes economic reserve additions through exploratory drilling primarily on its international interests, and moderate-risk drilling primarily on its North American interests. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to increase its profit margins.

  	Apache's international investments and operations are an increasingly important component of its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's North American activities, it offers potential for greater rewards and significant reserve additions. Apache will direct its international efforts in 1997 toward development of certain discoveries offshore Western Australia and in Egypt, and toward further exploration efforts on its concessions in Australia, Egypt, The People's Republic of China, Indonesia, Poland and offshore the Ivory Coast in western Africa.

  	For Apache, property acquisition is also an important aspect in a continuing cycle of business growth. Apache's aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires a well-planned and carefully executed property development program and, where appropriate, a selective program of property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development. As a result, the Company operates properties accounting for over 75 percent of its production.

  	In 1997, Apache expects North American exploration and development outlays to increase from 1996 levels as the Company focuses on increasing reserves, production and cash flow through exploratory drilling and development of its existing inventory. Internationally, the Company projects capital expenditures for exploration and production to increase 68 percent over 1996 levels as Apache continues to exploit its concessions in Egypt, Western Australia, China and Indonesia. Proposed exploration and development expenditures in 1997 will be reviewed at least every quarter in light of fluctuating product prices and Apache's objective to fund operations through internally generated cash flow.

  	On May 1, 1997, Apache's shareholders approved the 1996 Share Price Appreciation Plan, which provides for awards denominated in shares of Apache common stock to be paid following attainment of share price goals of $50 and $60, respectively, before January 1, 2000. Generally, any payments will be made in three installments over 36 months. Between 30 and 50 percent of the award will be paid in cash based on the market value of Apache common stock on the dates of payment, and the balance of the award (up to a total of 2,000,000 shares in the aggregate) will be issued in Apache common stock.


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

  	The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 1, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

  	Out of a total of 90,238,772 shares of the Company's common stock outstanding and entitled to vote, 80,836,686 shares were present at the meeting in person or by proxy, representing approximately 89.6 percent. Matters voted upon at the meeting were as follows:

  a) Election of five directors to serve on the Company's board of directors. Messrs. Bohen, Hathaway, Lawrence and Rice were elected to serve until the annual meeting in 2000, and Mr. Frazier was elected to serve until the annual meeting in 1999. The vote tabulation with respect to each nominee was as follows:

   	Nominee	                            For         	Authority Withheld
-------------------                ----------	       ------------------
Frederick M. Bohen                 	78,007,493	          2,829,193
A. D. Frazier, Jr.                 	78,016,985	          2,819,701
Stanley K. Hathaway                	77,931,850          	2,904,836
George D. Lawrence Jr.             	78,045,172          	2,791,514
Joseph A. Rice	                     77,931,457          	2,905,229

  b) The Company's 1996 Share Price Appreciation Plan was approved by a vote of 78,530,218 shares for, 1,958,894 shares against, 347,574 abstentions, and zero broker non-votes.

ITEM 5.	OTHER INFORMATION

      		None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      11.1 - Computation of Earnings per Share.
      27.1 - Financial Data Table.

  (b) Reports filed on Form 8-K.

  	The following current report on Form 8-K was filed during the fiscal quarter ended June 30, 1997:

  	June 13, 1997 - Item 5. Other Events.

  	Apache replaced its borrowing-base credit facility on June 12, 1997, with a new global credit facility consisting of several principal agreements. Under the new global credit facility, (i) borrowing availability is no longer restricted by a borrowing base calculation, (ii) certain covenants and restrictions have been eliminated, (iii) certain interest rates have been reduced, and
(iv) the U.S. portion of the credit facility is available as backup for Apache's commercial paper program, which was expanded to $700 million in June of 1997.

                             SIGNATURES


  	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        						APACHE CORPORATION



Dated:	August 14, 1997       	/s/ Roger B. Plank
                             	---------------------------------
                             	Roger B. Plank
                             	Vice President and Chief Financial Officer



Dated:	August 14, 1997	    		/s/ Thomas L. Mitchell
                       						-----------------------------------
                       						Thomas L. Mitchell
                       						Vice President and Controller
                       						(Chief Accounting Officer)