Form 10-Q
period 1997-09-30
APACHE CORP
filed 1997-11-14
CIK 6769

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                  OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                                -----------------        -----------------
Commission file number          1-4300
                            --------------


                       APACHE CORPORATION
---------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



Delaware                                                     41-0747868
---------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                     77056-4400
---------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code      (713) 296-6000
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


YES	  X	    No
    	----     	----


Number of shares of Apache Corporation common stock, $1.25 par value,
outstanding as of September 30, 1997                        	90,442,804

                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    APACHE CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED INCOME
                              (Unaudited)


(In thousands, except per share data)           	For the Quarter	   For the Nine Months
                                               	Ended September 30,	Ended September 30,
                                               	-------------------	--------------------
                                                 	1997      	1996      	1997	      1996
                                               	--------	  --------	  --------	  --------

REVENUES:
	Oil and gas production revenues	              $	233,068 	$	211,115	  $	714,196	 $	574,470
	Gathering, processing and marketing revenues		   45,181		   31,123		   144,600		   96,399
	Other revenues		                                	(1,501)	     	146	    	(1,379)	   	1,641
                                           						--------		--------	  	--------		--------
				                                           		276,748	  	242,384	   	857,417   	672,510
                                              			--------		--------	  	--------		--------


OPERATING EXPENSES:
	Depreciation, depletion and amortization	       	98,170	   	81,384	   	280,969	   	229,564
	Operating costs	                                	54,866   		56,636   		172,577	   	163,508
	Gathering, processing and marketing costs	      	44,542	   	30,071   		142,806	    	92,366
	Administrative, selling and other	               	8,707	    	8,920		    26,790		    26,049
	Financing costs:
		Interest expense	                              	26,551	   	22,768	    	75,014		    64,758
		Amortization of deferred loan costs	            	1,919	    	1,186	     	4,497		     3,515
		Capitalized interest	                          	(9,103)	  	(9,165)	  	(26,901)	  	(21,704)
		Interest income		                                	(420)	    	(157)	   	(1,562)	   	(1,575)
                                            					--------	 	--------	 	--------	   	--------
			                                            		225,232		  191,643	   	674,190	   	556,481
                                            					-------- 		--------	 	--------		   --------

INCOME BEFORE INCOME TAXES	                      	51,516	   	50,741	   	183,227		   116,029
	Provision for income taxes		                    	20,731	   	20,604    		73,819		    45,800
                                            					--------	 	--------		  --------		--------


NET INCOME	                                     $	30,785	  $	30,137	  $	109,408	   $	70,229
                                             				========		========	 	========  		========

Primary net income per common share		           $   	.34  	$   	.34	  $   	1.19	 $     	.83
Fully diluted net income per common share	         		.33	      	.34	      	1.17	       	.83

Pro forma net income per share data (See Note 1)
Basic net income per common share		             $   	.34	  $	   .34	  $	   1.21	  $    	.83
Diluted net income per common share		               	.33	      	.33		      1.17	       	.83


Weighted average common shares outstanding	     		90,396	   	89,860    		90,276    		84,360


         The accompanying notes to consolidated financial statements are an integral part of this statement.

                     APACHE CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

(In thousands)                                               	For the Nine Months
                                                            	Ended September 30,
                                                          	-------------------------
                                                             	1997	         1996
                                                          	---------	    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                               $	109,408	    $ 	70,229
	Adjustments to reconcile net income
		to net cash provided by operating activities:
			Depreciation, depletion and amortization		                280,969      	229,564
			Amortization of deferred loan costs	                       	4,497	       	3,515
			Provision for deferred income taxes		                      47,912	      	37,406
	Other	                                                       	1,565	        	(770)
	Changes in operating assets and liabilities:
			(Increase) decrease in receivables	                       	13,660		      (3,810)
			Increase in advances to oil and gas ventures and other		   (4,794)    		(10,643)
			(Increase) decrease in other assets	                         	740		        (461)
			Increase (decrease) in payables	                         	(26,710)	     	14,767
			Increase (decrease) in accrued expenses		                  13,609	         	(38)
			Increase (decrease) in advance from gas purchaser		       107,144      		(6,310)
			Increase (decrease) in deferred credits and
			 other noncurrent liabilities	                            	(8,344)	     	10,369
                                                        				---------	    	---------
			Net cash provided by operating activities	               	539,656	     	343,818
                                                        				---------	    	---------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Exploration and development expenditures	                 	(496,695)	   	(331,265)
	Acquisition of oil and gas properties	                     	(32,840)	    	(83,717)
	Gathering, transmission and processing expenditures       		(32,162)    		(18,103)
	Non-cash portion of net oil and gas property additions	    	(12,579)		     (3,453)
	Acquisition of Phoenix, net of cash acquired	                   	--	     	(43,294)
	Investment in Producers Energy Marketing, LLC, net	            	(19)	     	(4,445)
	Proceeds from sale of oil and gas properties	                	5,789	       	3,739
	Proceeds from sale of stock held for investment	             	1,183	       	7,193
	Purchase of stock held for investment                      		(1,170)	         	--
	Other capital expenditures, net	                            	(5,933)     		(6,456)
	Inventories and other, net	                                	(15,770)     		(5,923)
                                                        				---------	    	---------
			Net cash used in investing activities	                  	(590,196)   		(485,724)
                                                         				---------   		---------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Long-term borrowings	                                      	577,066	     	522,208
	Payments on long-term debt                               		(501,177)	   	(366,990)
	Proceeds from issuance of common stock, net		                 8,949		       7,262
	Treasury stock activity, net	                                 	(365)	         	57
	Dividends paid                                            		(18,944)    		(17,128)
	Cost of debt and equity transactions	                       	(2,554)     		(3,901)
                                                         				---------	   	---------
			Net cash provided by financing activities                		62,975     		141,508
                                                         				---------	  	---------

NET INCREASE IN CASH AND CASH EQUIVALENTS	                   	12,435		        (398)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	              	13,161	      	13,633
                                                         				---------		  ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD	               $  	25,596  	 $  	13,235
                                                       				=========	   	=========


         The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

(In thousands)	                                             September 30,	 December 31,
                                                                	1997	         1996
                                                             	-----------	  -----------
                                                            			(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents		                                  $   	25,596	  $   	13,161
	Receivables			                                                   220,820	     	234,646
	Inventories	                                                    		30,191	      	13,963
	Advances to oil and gas ventures and other		                     	11,191	       	6,386
                                                          					-----------		------------
			                                                             		287,798	     	268,156
                                                          					-----------		------------

PROPERTY AND EQUIPMENT:
	Oil and gas, on the basis of full cost accounting:
		Proved properties			                                          5,209,761		   4,713,113
		Unproved properties and properties
		  under development, not being amortized			                     420,572		     388,872
		International concession rights, not being amortized		          	89,000	      	99,000
	Gas gathering, transmission and processing facilities		         	153,608	     	121,446
	Other	                                                          		64,160	      	58,882
                                                          					-----------		------------
                                                           					5,937,101	   	5,381,313

	Less:  Accumulated depreciation, depletion and amortization 		(2,554,317)	 	(2,281,252)
                                                          					-----------		------------
                                                           					3,382,784	   	3,100,061
                                                          					-----------		------------

OTHER ASSETS:
	Deferred charges and other		                                    	55,832	       	64,213
                                                          					-----------		-----------
                                                        				$ 	3,726,414	 $  	3,432,430
                                                        					===========	  	===========



            The accompanying notes to consolidated financial statements are an integral part of this statement.

                    APACHE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

(In thousands) 	                                   September 30,	    December 31,
                                                        	1997             	1996
                                                    	-----------     	-----------
                                                    	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
	Current maturities of long-term debt		             $	     1,000	    $     	2,000
	Accounts payable		                                     	148,192        		174,941
	Accrued operating expense	                             		25,045	         	17,263
	Accrued exploration and development		                   	63,799	         	76,465
	Accrued compensation and benefits		                     	12,837	         	12,262
	Other accrued expenses		                                	31,978	         	26,726
                                                 					----------     		----------
                                                    					282,851	        	309,657
                                                 					----------		     ----------

LONG-TERM DEBT		                                      	1,312,595	      	1,235,706
                                                 					----------     		----------

DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES:
	Income taxes	                                         		301,685        		254,789
	Advance from gas purchaser		                           	158,942	         	51,798
	Other	                                                 		54,280	         	61,964
                                                 					----------	     	----------
                                                    					514,907        		368,551
                                                 					----------	     	----------

SHAREHOLDERS' EQUITY:
	Common stock, $1.25 par, 215,000,000
		shares authorized, 91,617,854 and
		91,224,028 shares issued, respectively		              	114,522	        	114,030
	Paid-in capital	                                    		1,010,997      		1,002,540
	Retained earnings		                                    	523,025        		432,588
	Treasury stock, at cost, 1,175,050 and
	 1,165,231 shares, respectively	                      		(15,517)       		(15,152)
	Currency translation adjustment	                      		(16,966)		       (15,490)
                                                  					----------	    	----------
	                                                  				1,616,061      		1,518,516
                                                  					----------	   	----------
		                                                 $  	3,726,414	   $  	3,432,430
                                              	  	 			==========	    	==========


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                    APACHE CORPORATION AND SUBSIDIARIES
                STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                              (Unaudited)

(In thousands)	                                    For the Quarter
                                               			Ended September 30,
                                           			---------------------------
                                               			1997	           1996
                                           			----------     	-----------

RETAINED EARNINGS, beginning of period		     $   	498,571	   $	   363,851
Net income			                                      30,785	        	30,137
Dividends declared:
	Common stock, $.07 per share		                   	(6,331)	      	(6,292)
                                          					----------	   	----------

RETAINED EARNINGS, end of period	           	$   	523,025	   $  	387,696
                                          					==========	   	==========




                                            			For the Nine Months
                                             			Ended September 30,
                                          			---------------------------
                                                 1997           	1996
                                              ----------    	-----------

RETAINED EARNINGS, beginning of year		       $   	432,588	   $  	335,470
Net income	                                     		109,408	       	70,229
Dividends declared:
	Common stock, $.21 per share		                  	(18,971)	     	(18,003)
                                          					----------   		----------

RETAINED EARNINGS, end of period	           	$   	523,025   	$  	387,696
                                          					==========	   	==========


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

  	The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior-period EPS information (including interim
EPS) is required to be restated at that time. Early adoption is not permitted. Pro forma net income per common share, as if the Company adopted SFAS No. 128 on January 1 of each period presented, is as follows:

                                    	For the Quarter  Ended	For the Nine Months Ended
                                      	September 30,	     September 30,
                                      --------------    	------------------
                                       	1997	    1996      	1997     	1996
                                      	-------	-------	---------	---------

	Basic net income per common share	     $	.34	   $	.34	    $	1.21	   $	.83
	Diluted net income per common share    		.33	    	.33     		1.17    		.83

2. HEDGING ACTIVITIES

  	Apache periodically enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivatives contracts using the hedge (or deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on commodity derivatives contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss is recognized currently to the extent the commodity derivatives contract has not offset changes in actual oil and gas prices.

3.	ACQUISITIONS

  	On May 20, 1996, Apache acquired The Phoenix Resource Companies, Inc. (Phoenix), an oil and gas company operating primarily in the Arab Republic of Egypt. The merger (Merger) resulted in Phoenix becoming a wholly owned subsidiary of Apache and was accounted for using the purchase method of accounting. The financial results of Phoenix have been included in the financial statements of the Company since the date of the acquisition. Pursuant to the Merger agreement, shares of Phoenix common stock then outstanding and outstanding Phoenix stock options (which were assumed by Apache) were converted into the right to receive (a) .75 shares of Apache common stock with any fractional shares paid in cash, without interest, and
(b) $4.00 in cash. As a result, 12.2 million shares of Apache common stock were issued in exchange for outstanding Phoenix stock.

  	The following unaudited pro forma financial information shows the effect on the Company's consolidated results of operations as if the Merger occurred on January 1, 1996. The pro forma data is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                	For the Nine Months
                                              	Ended September 30, 1996
                                             	-----------------------------
(In thousands, except per share data)        	As Reported    	Pro Forma
                                             		-----------   	---------
Revenues			                                    $	672,510	     $	687,436

Net income       			                           $ 	70,229	     $ 	73,842

Primary net income per common share	       	   $    	.83	     $    	.82

Weighted average common shares outstanding      		84,360	       	89,777

  	In October, the Company entered into three share purchase agreements with subsidiaries of Mobil Exploration & Producing Australia Pty Ltd for the purchase by Apache and/or Apache Energy Limited of all of the capital stock of Ampolex (A.O.E.) Pty Limited, Ampolex (Western Australia) Inc.
and Ampolex Varanus Pty Limited for a total of $425 million AUD (approximately $310 million U.S.) in cash, subject to certain adjustments. The consummation of the transactions, which are subject to certain conditions including U.S. and Australian government approvals, will increase Apache's interest from (a) current 22.5 percent in the Harriet area to 47.5 percent, which includes the Varanus Island pipeline, processing and production complex and eight existing oil and gas fields, and (b) from 20 percent in the East Spar gas and condensate field to 55 percent, which produces through the Varanus facilities.


4.	NON-CASH INVESTING AND FINANCING ACTIVITIES

  	The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

  	The following table provides supplemental disclosure of cash flow information:

(In thousands)                                   	For the Nine Months
                                                 	Ended September 30,
                                             	-----------------------------
                                                 	1997         	1996
                                              	-----------  	-----------
Cash paid during the period for:
	Interest (net of amounts capitalized)	       $   	41,610	   $   	31,367
	Income taxes (net of refunds)		                   25,902        		5,465


5.	DEBT

  	In January 1997, the Company established a $300 million commercial paper program which allows Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is supported by availability under the United States portion of Apache's global corporate credit facility. In June 1997, the Company expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds. Since its inception in January 1997, the commercial paper program has been rated A-2, Prime-2 and D-1- (D-One-Minus) by Standard & Poor's, Moody's and Duff and Phelps, respectively.

  	Also in January 1997, Standard & Poor's upgraded the Company's senior long-term debt rating from BBB to BBB+ and subordinated debt from BBB- to BBB.

  	In June 1997, the Company replaced its $1 billion global borrowing-base credit facility with a new billion-dollar global corporate credit facility that provides Apache with greater borrowing capacity, increased financial flexibility and less restrictive covenants, while lowering its all-in borrowing costs by 7-1/2 basis points.

  	The global corporate credit facility consists of three separate bank facilities: a $700 million credit commitment in the United States; a $175 million facility in Australia; and a $125 million credit line in Canada.
The new global corporate credit facility enables Apache to draw on its full $1 billion credit line without restrictions tied to periodic revaluation of the Company's oil and gas reserves.

  	Under the financial covenants of the global corporate credit facility, the Company must (i) maintain a minimum tangible net worth of $1.028 billion as of September 30, 1997, which is adjusted quarterly for subsequent earnings, as defined, and (ii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The financial covenant under the previous global borrowing-base credit facility requiring the Company to maintain a ratio of (a) earnings before interest, taxes, depreciation, depletion and amortization to (b) consolidated interest expense of not less than 3.7:1 has been eliminated.
The Company was in compliance with all financial covenants at September 30, 1997.

  	In August 1997, Apache offered $150 million principal amount, $148 million net of discount, of senior unsecured 7.375-percent debentures maturing on August 15, 2047. The debentures are not redeemable prior to maturity, however, Apache has the right to advance maturity, under certain conditions. These debentures are governed by the same indenture that governs certain of the Company's other senior unsecured notes which imposes restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.

  	In October 1997, the Company provided funds to two of its Egyptian subsidiaries to repay $55 million outstanding under two secured credit facilities with the International Finance Corporation, which were terminated.

  	On October 30, 1997, three of the Company's Egyptian subsidiaries entered into a secured, revolving credit facility that will become effective upon receipt of Egyptian government acknowledgment of the lender's security interest in the concession agreements. The facility provides total commitments of $250 million, with availability determined by a borrowing base formula. The initial borrowing base will be $150 million and will be redetermined semi-annually. The total amount of commitments under the facility is scheduled to reduce by set increments every six months, beginning two and one-half years after the effective date of the facility. The facility is presently secured solely by assets associated with the Company's Qarun and Khalda Concessions and shares of stock of the subsidiaries holding said concessions, with provisions that will permit the inclusion of other Egyptian subsidiaries of the Company as borrowers with security interest on such subsidiaries' assets and shares of stock. Interest is assessed at LIBOR plus a margin of .375 percent, which is scheduled to increase to .625 percent on the third anniversary of the facility unless the facility is extended. If the facility is extended, the rate increase would occur two years from the end of the facility's extended term. A fee of .375 percent is payable on the available portion of the commitments, while a fee of .1875 percent is payable on the difference between the borrowing base and the total amount of commitments under the facility. The facility is scheduled to mature on January 3, 2003.

6.	ADVANCE FROM GAS PURCHASER

  	In August 1997, Apache received $115.2 million from a purchaser as an advance for future natural gas deliveries of 20,000 MMBtu per day over a ten-year period commencing September 1997. As a condition of the arrangement with the purchaser, Apache entered into two gas price swap contracts with third parties under which Apache became a fixed price payor at identical volumes and at prices starting at $2.22 and $2.17 per MMBtu through September 2007. In addition, the purchaser pays to Apache a monthly fee of $.07 per MMBtu on the contracted volumes. The net result of these related transactions is that gas delivered to the purchaser is reported as revenue at prevailing spot prices with Apache realizing a small premium associated with the monthly fee paid by the purchaser. The
Company, through its marketing subsidiaries, may purchase gas from third parties to satisfy gas delivery requirements of this arrangement.

  	The payment from the purchaser has been classified as an advance on the balance sheet as of September 30, 1997 and is being reduced as gas is delivered to the purchaser under the terms of the contract. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, minus or plus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on an eight-percent rate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF	OPERATIONS

OVERVIEW

  	Apache's results of operations and financial position for the first nine months of 1997 were significantly impacted by the following:

  	Operations - Daily oil production increased 26 percent and 21 percent for the nine months and third quarter when compared to the same periods last year. The increases favorably impacted revenues by $69.9 million and $20.1 million, respectively. Daily gas production rose nine percent for the first nine months and 11 percent for the quarter when compared to the same periods last year, increasing revenues by $29.7 million and $11.2 million. In addition to increasing production, third quarter earnings were positively impacted by a $1.8 million, or three percent, decrease in operating costs over the third quarter of 1996.

  	Commodity Prices - Apache's average realized price for natural gas increased $.29 per thousand cubic feet (Mcf) from $1.90 per Mcf in the first nine months of 1996 to $2.19 per Mcf in the same period of 1997, favorably impacting revenues by $45.0 million. The average realized oil price decreased $.44 per barrel from $19.86 per barrel to $19.42 per barrel, reducing revenues by $6.1 million.


RESULTS OF OPERATIONS

  	Apache reported 1997 third quarter net income of $30.8 million versus $30.1 million in the prior year. Pro forma basic net income per common share of $.34 for the third quarter was consistent with the comparable period in 1996. Higher production and gas prices along with reduced operating costs compared to the same period in 1996 favorably impacted earnings, but were mitigated by lower oil prices, higher depreciation, depletion and amortization (DD&A) expense and higher financing costs.

  	For the year, net income of $109.4 million, or $1.21 pro forma basic net income per common share, increased from $70.2 million, or $.83 per share, in the comparable 1996 period. Higher production and gas prices compared to a year ago favorably impacted earnings, but were mitigated by lower oil prices, higher DD&A expense and higher financing costs.

  	For the third quarter of 1997, revenues increased 14 percent to $276.7 million as compared to $242.4 million for the same period in 1996. Crude oil and natural gas production revenues increased 10 percent over the same period in 1996, with crude oil contributing 49 percent, natural gas contributing 50 percent and natural gas liquids (NGLS) contributing one percent of total oil and gas production revenues.

  	For the first nine months of 1997, revenues increased 27 percent to $857.4 million as compared to $672.5 million for the same period in 1996. Revenues from crude oil and natural gas production increased 24 percent over the same period in 1996, with crude oil contributing 48 percent, natural gas contributing 51 percent and NGLs contributing one percent of total oil and gas production revenues.

  	Volume and price information for the Company's 1997 and 1996 third quarter and first nine months oil and gas production is summarized in the following table:

                                         		For the Quarter Ended       	For the Nine Months Ended
                                              		September 30,	                September 30,
                                         ---------------------------	  ---------------------------
                                                        			Increase		                    	Increase
                                          		1997    	1996	(Decrease)    	1997	   1996	  (Decrease)
                                        		--------	---------	---------	--------	--------	---------
Gas Volume - Mcf per day:
	U.S.		                                    505,981		468,583	   	8%	    	497,043		469,126    		6%
	Canada		                                   93,310	 	78,161	  	19%	     	86,368	 	73,147	   	18%
	Egypt	                                       	726	    	434	  	67%	        	547		    243	  	125%
	Australia	                                	20,238 		13,520  		50%	     	21,137	  10,944   		93%
                                       			--------		--------		       		--------		--------
	Total                                   		620,255		560,698	  	11%	    	605,095		553,460		    9%
                                       			========		========		       		========		========

Average Gas Price - Per Mcf:
	U.S.	                                    $  	2.23	$  	2.11	   	6%   	$   	2.37	 $  	2.04		  16%
	Canada	                                     	1.12	    	.98	  	14%	       	1.28	     	.99	  	29%
	Egypt	                                      	2.76	   	2.79	  	(1%)	      	2.79	    	2.87	  	(3%)
	Australia	                                  	1.80	   	2.01	 	(10%)		      1.84	    	2.00	  	(8%)
	Total	                                      	2.05	   	1.95	   	5%		       2.19		    1.90		  15%

Oil Volume - Barrels per day:
	U.S.		                                     40,746		 40,399   		1%	     	40,664   	40,674  		 --
	Canada	                                    	2,289	  	1,993	  	15%	      	2,032	   	1,949	    	4%
	Egypt		                                    20,223	 	10,761	  	88%	     	18,728		   6,375		  194%
	Australia		                                 3,786	  	2,093	  	81%		      3,205		   2,269	   	41%
                                       			--------		--------		         --------	 	--------
 Total	                                    	67,044	 	55,246		  21%	     	64,629		  51,267   		26%
                                       			========		========		       		========		========

Average Oil Price - Per barrel:
	U.S.                                    	$ 	18.43	$ 	21.33	 	(14%)	  $  	19.60	$	  19.77	   	(1%)
	Canada                                    		18.36	  	21.11 		(13%)     		19.38	   	20.05	   	(3%)
	Egypt	                                     	18.39	  	20.88 		(12%)	     	18.76		   19.92	   	(6%)
	Australia		                                 19.66	  	21.65	  	(9%)	     	21.08		   21.10	   	--
	Total                                     		18.48  		21.25	 	(13%)	     	19.42		   19.86	   	(2%)

NGL Volume - Barrels per day:
	U.S.	                                      	1,347	  	1,172	  	15%	      	1,677   		1,382	   	21%
	Canada	                                      	546	    	592	  	(8%)	       	607	     	617	   	(2%)
                                        			--------		--------		        		--------		--------
	Total	                                     	1,893  		1,764	   	7%	      	2,284	   	1,999	   	14%
                                        			========		========			        	========		========

NGL Price - Per barrel:
	U.S.	                                     $	11.66 	$ 	16.81	 	(31%)  	$  15.23  $  15.51   		(2%)
	Canada	                                    	10.82	   	13.14		 (18%)	     13.63 	  	12.15 	   	12%
	Total	                                     	11.42   		15.58		 (27%)	    	14.80		   14.47	     	2%

Third Quarter 1997 Compared to Third Quarter 1996

  	Natural gas sales for the third quarter of 1997 totaled $117.1 million, 16-percent higher than those recorded in the third quarter of 1996.
Production increased 59.6 million cubic feet per day (MMcf/d), or 11 percent, on a worldwide basis, favorably impacting revenue by $11.2 million. In the U.S. and Canada, the increase in natural gas production was principally due to the benefit from development and tactical acquisition activity. Australian increases resulted from East Spar production, which came on line in November 1996. In addition, 1996 third quarter production was negatively impacted by the Company's primary
Australian gas purchaser taking less volume under its take-or-pay contract. Nominations were at normal levels during the third quarter of 1997.

  	Average realized natural gas prices increased five percent, favorably impacting revenue by $5.2 million. The majority of this increase, and the resulting impact on natural gas sales, was realized in the U.S. where the Company sold 82 percent of its worldwide gas production at an average price of $2.23 per Mcf, $.12 per Mcf higher than 1996. In addition, the Companys natural gas sales were favorably impacted by higher spot prices in Canada where the Company sold 15 percent of its worldwide gas production at an average price of $1.12 per Mcf, compared to $.98 per Mcf in 1996.
The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities offset each other and had no impact on the Company's realized price during the third quarter of 1997 and decreased realized prices by $.02 in the third quarter of 1996.

  	The Company's crude oil sales for the third quarter of 1997 totaled $114.0 million, a six-percent increase from the third quarter of 1996, due to production increases which were partially offset by lower average realized prices.

  	Oil production increased 21 percent compared to the prior year third quarter primarily as a result of production facility enhancements at the Company's Qarun Concession in the Western Desert of Egypt. Egyptian oil production accounted for 30 percent of the Company's worldwide oil production, compared to 19 percent in the third quarter of 1996, resulting in an increase in revenues of $16.0 million. In addition to the favorable impact of Egyptian production, Australian oil production increased 81 percent due to natural gas liquids production associated with new gas wells in East Spar that came on-line in November 1996 and initial sales from drilling activity in the Agincourt and Chervil fields.

  	The Company's realized price for sales of crude oil in the third quarter of 1997 decreased $2.77 per barrel, or 13 percent, resulting in a decrease in revenue of $14.1 million compared to the same period in 1996.

  	Revenue from the sale of natural gas liquids totaled $2.0 million for the third quarter of 1997, as compared to $2.5 million for the same period in 1996. Production increases of seven percent were more than offset by a 27-percent decline in realized prices.

Year-to-Date 1997 Compared to Year-to-Date 1996

  	Natural gas sales for the first nine months of 1997 of $362.2 million increased $74.7 million, or 26 percent, when compared to the same period in 1996, as a result of favorable natural gas prices and increased gas production. A $.33 per Mcf increase in U.S. realized natural gas prices, which accounted for 82 percent of worldwide gas production, contributed
$42.4 million to the increase in sales. Natural gas sales were also favorably impacted by a six-percent increase in U.S. production, which contributed $16.9 million to the increase over the first nine months of the prior year. Canadian and Australian gas sales contributed $10.5 million and $5.1 million, respectively, to the increase in revenue as a result of higher realized prices in Canada and increased production in both countries. The Company's net hedging activity increased realized gas prices by $.02 per Mcf during the first nine months of 1997 compared to a $.10 per Mcf reduction in realized prices during the comparable period in 1996.

  	For the first nine months of 1997, oil sales increased 23 percent to $342.7 million compared to $279.0 million for the same period in 1996, primarily due to increases in production during 1997 as a result of drilling activity and completion of production facilities at the Qarun Concession in Egypt. Egyptian oil sales, which account for 29 percent of Apache's worldwide oil production, contributed $61.1 million, or 96 percent, of the increase in oil sales compared to the first nine months of 1996. Australian oil sales were favorably impacted by a 41-percent increase in production, which contributed $5.3 million to the increase in revenue compared to the same period in 1996. Mitigating the impact of increased production in Egypt and Australia were decreases in worldwide realized oil prices which reduced sales revenue by $6.1 million.

  	Natural gas liquid revenue increased 16 percent to $9.2 million for the first nine months of 1997. Compared to the prior year, production increased 14 percent, contributing $1.1 million to the increase in revenues, and higher realized prices added another $.2 million.


OTHER REVENUES AND OPERATING EXPENSES

	During the third quarter and first nine months of 1997, Apache's gas gathering, processing and marketing revenues increased 45 percent and 50 percent, respectively, to $45.2 million and $144.6 million, due primarily to higher volumes compared to the prior year. Although revenues have increased with respect to these activities, there was a corresponding increase in gas gathering, processing and marketing costs of 48 percent and 55 percent and lower margins were realized for the quarter and nine months compared to the same periods in 1996. Margins were lower in both periods due to lower crude oil trading margins and lower pipeline gathering fees.

  	Other revenues for the first nine months of 1997 consisted primarily of equity in loss of an affiliate ($1.4 million), foreign currency translation losses related to Canadian exchange rate fluctuations ($1.2 million) and currency transaction losses related to Australian exchange rate fluctuations ($.8 million). These losses were partially offset by legal settlement proceeds ($.8 million) and Canadian royalty credits ($.8 million). Other revenue for the first nine months of 1996 included a gain on the sale of stock held for investment ($.8 million) and Canadian royalty credits ($.8 million).

  	The Company's DD&A expense for the third quarter and first nine months of 1997 totaled $98.2 million and $281.0 million, respectively, compared to $81.4 million and $229.6 million for the comparable periods in 1996. On an equivalent barrel (boe) basis, full cost DD&A expense increased $.33 per boe, from $5.51 per boe to $5.84 per boe, in the third quarter of 1997 compared to the same period in 1996. For the nine months ended September
30, 1997, the full cost DD&A rate totaled $5.78 per boe compared to $5.43 in 1996. The increase is a function of downward reserve revisions primarily due to price declines in 1997 and costs added to domestic proved oil and gas property.

  	Operating costs, including lease operating expense and severance taxes, decreased three percent from $56.6 million in the third quarter of 1996, to $54.9 million for the same period in 1997. For the first nine months of 1997, operating costs totaled $172.6 million, an increase of $9.1 million, or six percent, over the same period in 1996. For the third quarter and first nine months of 1997, lease operating expense, excluding severance taxes, totaled $45.2 million and $143.1 million, respectively, compared to $47.5 million and $136.9 million for the comparable periods in 1996. On an equivalent barrel basis, lease operating expense for the third quarter declined from $3.43 per boe in 1996 to $2.85 per boe in 1997. North
American cost reductions and a decrease in Egyptian expenses, as a result of transporting oil production by pipeline as opposed to trucking, combined with production increases, were major factors behind the decline.
Additionally, Australian per unit costs were less than last year due to incremental production from East Spar being added with minimal expense increases impacting not only the third quarter but also the year-to-date costs. For the first nine months of 1997, lease operating expense averaged $3.12 per boe, a nine-percent decrease from $3.43 per boe for the same period in 1996.

  	Administrative, selling and other costs (G&A) in the third quarter of 1997 decreased $.2 million, or two percent, from a year ago, while costs for the first nine months of 1997 increased $.7 million, or three percent.
On an equivalent barrel basis, general and administrative expenses declined 10 percent, to $.58 per boe, for the first nine months of 1997 as compared to $.65 per boe for the same period in 1996 as production increases were not met with rising administrative costs. G&A continues at low levels as a result of the Company's cost cutting efforts initiated in the first quarter of 1996.

  	Net financing costs for the third quarter increased $4.3 million, or 29 percent, from the prior year due to higher gross interest expense and higher amortization of deferred loan costs. Gross interest expense increased $3.8 million due to a higher average outstanding debt balance and a higher weighted average interest rate.

  	Net financing costs increased 13 percent from $45.0 million in the first nine months of 1996 to $51.0 million in the comparable 1997 period due to higher gross interest expense and higher amortization of deferred financing costs, mitigated by an increase in capitalized interest. Gross interest expense increased $10.3 million as a result of higher average outstanding debt and a higher weighted average interest rate. Capitalized interest, which is based on the carrying value of unproved properties, increased $5.2 million due to increased international activity and the resulting increase to the unproved property base.


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

  	Capital Expenditures - A summary of oil and gas capital expenditures during the first nine months of 1997 and 1996 is presented below (in millions):

                                               		1997	      1996
                                              		-------   	-------
	Exploration and Development:
	  United States	                            $  	288.1	  $  	205.8
	  Canada		                                       42.2	      	39.3
	  Egypt 	                                      	102.9		      32.1
	  Australia	                                    	43.4	      	32.9
	  Other International	                          	20.1      		21.2
                                             		-------     	------
	  Total	                                    $  	496.7	  $  	331.3
                                             		=======    ========

	Acquisition of Oil and Gas Properties	      $   	32.8	  $  	415.0
                                            			=======	   ========


  	In North America, Apache completed 242 producing wells out of 299 wells drilled during the first nine months of 1997, while internationally the Company discovered 24 new producers of 46 wells drilled. Worldwide, the Company was drilling or completing an additional 86 wells as of September
30, 1997. In addition, Apache completed 252 production enhancement projects, including 154 recompletions, during the first nine months of 1997.

  	Property acquisitions totaled $32.8 million in the first nine months of 1997, primarily representing tactical acquisitions of properties in the Company's existing focus areas.

  	In October, the Company entered into three share purchase agreements with subsidiaries of Mobil Exploration & Producing Australia Pty Ltd for the purchase by Apache and/or Apache Energy Limited of all of the capital stock of Ampolex (A.O.E.) Pty Limited, Ampolex (Western Australia) Inc. and Ampolex Varanus Pty Limited for a total of $425 million AUD (approximately $310 million U.S.) in cash, subject to certain adjustments. The consummation of the transactions, which are subject to certain conditions including U.S. and Australian government approvals, will increase Apache's interest from (a) current 22.5 percent in the Harriet area to 47.5 percent, which includes the Varanus Island pipeline, processing and production complex and eight existing oil and gas fields, and (b) from 20 percent in the East Spar gas and condensate field to 55 percent, which produces through the Varanus facilities. The acquisitions will be funded with one or more of Apache's existing global corporate credit facility, commercial paper program and/or a debt offering by a wholly-owned indirect finance subsidiary of Apache. Any such debt offering would be fully and unconditionally guaranteed by Apache.

Capital Resources and Liquidity

  	Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first nine months of 1997 totaled $539.7 million, an increase of 57 percent from $343.8 million in 1996. This increase was due primarily to receipt of $115.2 million from a purchaser for an advance payment for future natural gas deliveries and higher product prices and production as compared to last year.

  	Long-Term Borrowings - In January 1997, the Company established a $300 million commercial paper program which allows Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is supported by availability under the United States portion of Apache's global corporate credit facility. In June 1997, the Company expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds. Since its inception in January 1997, the commercial paper program has been rated A-2, Prime-2 and D-1- (D-One-Minus) by Standard & Poor's, Moody's and Duff and Phelps, respectively.

  	Also in January 1997, Standard & Poor's upgraded the Company's senior long-term debt rating from BBB to BBB+ and subordinated debt from BBB- to BBB.

  	In June 1997, the Company replaced its $1 billion global borrowing-base credit facility with a new billion-dollar global corporate credit facility that provides Apache with greater borrowing capacity, increased financial flexibility and less restrictive covenants, while lowering its all-in borrowing costs by 7-1/2 basis points.

  	The global corporate credit facility consists of three separate bank facilities: a $700 million credit commitment in the United States; a $175 million facility in Australia; and a $125 million credit line in Canada.
The new global corporate credit facility enables Apache to draw on its full $1 billion credit line without restrictions tied to periodic revaluation of the Company's oil and gas reserves.

  	In August 1997, Apache offered $150 million principal amount, $148 million net of discount, of senior unsecured 7.375-percent debentures due August 15, 2047. The proceeds from this issuance were used to reduce the Company's commercial paper and for general corporate purposes.

  	The Company terminated its existing Egyptian project financing with the International Finance Corporation in October 1997, and is replacing it with a $250 million revolving credit facility arranged by The Chase Manhattan Bank.

  	Liquidity - The Company had $25.6 million in cash and cash equivalents on hand at September 30, 1997, up from the $13.2 million at December 31, 1996. Apache's ratio of current assets to current liabilities at September 30, 1997 was 1.02:1 compared to .87:1 at December 31, 1996.

  	Apache believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global corporate credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years.
As of September 30, 1997, Apache's available borrowing capacity under its global corporate credit facility was $693 million.


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

  	Apache's international investments and operations are an increasingly important component of its long-term growth strategy. Although international exploration is recognized as higher-risk than most of Apache's North American activities, it offers potential for greater rewards and significant reserve additions. Apache will direct its international efforts over the next year toward development of discoveries offshore
Western Australia, in Egypt's Western Desert and the People's Republic of China and toward further exploration efforts on its concessions in Australia, Egypt, China, Poland, offshore the Ivory Coast of western Africa and in Indonesia.

  	Acquisitions of producing properties are also an important element of Apache's growth strategy. With competition for acquisitions increasing, Apache seeks properties in and around its existing properties where operatorship, experience and/or economies of scale may provide the Company an advantage over others in the industry. In the acquisition of Australian assets from Mobil, for example, Apache has considerable familiarity with the properties as the Company operates all of the fields and extensive oil and gas pipeline, storage and production facilities being acquired. This transaction more than doubles Apache's interest in these assets as well as in prospects which the Company plans to begin drilling in 1998. Apache prefers to operate its properties so that it can best influence their development. As a result, the Company operates properties accounting for over 75 percent of its production.

  	In 1997, Apache expects North American exploration and development outlays to increase from 1996 levels as the Company focuses on increasing reserves, production and cash flow through exploratory drilling and development of its existing inventory. Internationally, the Company projects capital expenditures for exploration and development to double 1996 levels as Apache continues to exploit its concessions in Egypt, Western Australia, the People's Republic of China, Poland, offshore the Ivory Coast of western Africa and in Indonesia. Proposed exploration and development expenditures in 1997 will be reviewed at least every quarter in light of fluctuating product prices and Apache's objective to fund operations through internally generated cash flow.

  	On May 1, 1997, Apache's shareholders approved the 1996 Share Price Appreciation Plan, which provides for awards denominated in shares of Apache common stock to be paid to the Company's employees following attainment of share price goals of $50 and $60, respectively, before January 1, 2000. Generally, any payments will be made in three installments over 36 months. Between 30 and 50 percent of the award will be paid in cash based on the market value of Apache common stock on the dates of payment, and the balance of the award (up to a total of 2,000,000 shares in the aggregate) will be issued in Apache common stock.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

	Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provisions of the PSLRA as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. Such factors include, without limitation, the prices received for the Company's oil and natural gas production, the costs of acquiring, finding, developing and producing reserves, the rates of production of the Company's hydrocarbon reserves, the Company's success in acquiring or finding additional reserves, unforeseen operational hazards, significant changes in tax or regulatory environments, and the political and economic uncertainties of foreign operations.

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

        (a) Exhibits

            11.1 - Computation of Earnings per Share.
            27.1 - Financial Data Table.

        (b) Reports filed on Form 8-K.

       	The following current report on Form 8-K was filed during the fiscal quarter ended September 30, 1997:

       	August 8, 1997 - Item 5. Other Events.

  	Offering to the public of $150 million principal amount of Apache's 7.375 percent debentures due 2047, issuable under an indenture dated February 15, 1996, and supplemented November 5, 1996, and registered pursuant to Apache's Registration Statement on Form S-3 (File No. 33-12669).

                         SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      						APACHE CORPORATION


Dated:	November	14, 1997			/s/ Roger B. Plank
                     						---------------------------------------
                     						Roger B. Plank
                     						Vice President and Chief Financial Officer



Dated:	November	14, 1997			/s/ Thomas L. Mitchell
                     						---------------------------------------
                     						Thomas L. Mitchell
                     						Vice President and Controller
                          	(Chief Accounting Officer)