Form 10-K
period 1997-12-31
APACHE CORP
filed 1998-03-20
CIK 6769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[MARK ONE]

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by
  non-affiliates of registrant as of February 27, 1998......  $3,345,842,930
Number of shares of registrant's common stock outstanding as
  of February 27, 1998......................................      98,407,145

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to registrant's 1998 annual meeting of shareholders have been incorporated by reference into Part III hereof.
================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I

 1.    BUSINESS....................................................    1
 2.    PROPERTIES..................................................   11
 3.    LEGAL PROCEEDINGS...........................................   15
 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15

                                 PART II

 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.........................................   15
 6.    SELECTED FINANCIAL DATA.....................................   16
 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS...................................   17
 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   26
 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE....................................   26

                                PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   26
11.    EXECUTIVE COMPENSATION......................................   26
12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT..................................................   26
13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   26

                                 PART IV

14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
       8-K.........................................................   27

     All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls); thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (b/d) and thousands of cubic feet of gas per day (Mcf/d) or millions of British thermal units per day (MMBtu/d), respectively. Gas sales volumes may be expressed in terms of one million British thermal units (MMBtu), which is approximately, equal to one Mcf. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, Apache's exploration and production interests are focused on the Gulf of Mexico, the Anadarko Basin, the Permian Basin, the Gulf Coast and the Western Sedimentary Basin of Canada. Outside of North America, Apache has exploration and production interests offshore Western Australia and in Egypt, and exploration interests in Poland, offshore The People's Republic of China, offshore the Ivory Coast and in Indonesia. Apache common stock, par value $1.25 per share, has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

     Apache holds interests in many of its U.S., Canadian and international properties through operating subsidiaries, such as MW Petroleum Corporation
(MW), Apache Canada Ltd., DEK Energy Company (DEKALB, formerly known as DEKALB Energy Company), Apache Energy Limited (formerly known as Hadson Energy Limited), Apache International, Inc., Apache Overseas, Inc. and Apache PHN Company, Inc. (Phoenix, formerly known as The Phoenix Resource Companies, Inc.). Properties referred to in this document may be held by those subsidiaries. Apache treats all operations as one segment of business.

1997 RESULTS

     In 1997, Apache had record net income of $154.9 million, or $1.71 per share, on total revenues of $1.2 billion. Net cash provided by operating activities during 1997 was $723.8 million.

     The year 1997 was Apache's 20th consecutive year of production growth and 10th consecutive year of oil and gas reserves growth. Apache's average daily production was 68.9 Mbbls of oil and natural gas liquids and 609 MMcf of natural gas for the year. Giving effect to 1997 production, acquisitions, dispositions and drilling activity, the Company's estimated proved reserves increased by 79.6 MMboe in 1997 over the prior year to 585.7 MMboe, of which approximately 53 percent was natural gas. Based on 506.2 MMboe reported at year-end 1996, Apache's reserve growth during the year reflects replacement of 228 percent of the Company's 1997 production, including approximately 183 percent through drilling, revisions, recompletions, workovers and other production enhancement projects. Apache's active drilling and production-enhancement program yielded 321 new producing North American wells out of 399 attempts and involved 675 major North American workover and recompletion projects during the year.

     At December 31, 1997, Apache had interests in approximately 4,246 net oil and gas wells and 1,777,225 net developed acres of oil and gas properties. In addition, the Company had approximately 601,258 net undeveloped acres under North American leases and 20,303,930 net undeveloped acres under international exploration and production rights.

APACHE'S GROWTH STRATEGY

     Apache's growth strategy is to increase oil and gas reserves, production, cash flow and earnings through a combination of exploratory drilling, development of its inventory of existing projects and property acquisitions meeting defined financial parameters. The Company's drilling program emphasizes reserve additions through moderate-risk drilling primarily on its North American interests, and exploratory drilling primarily on its international interests. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to enhance its profit margins.

     Apache's international investments and exploration activities are an emerging component of its long-term growth strategy. In addition to an active, moderate-risk drilling program in Apache's North American focus areas, higher-risk international exploration offers potential for greater rewards and significant reserve additions. Apache directed its international efforts in 1997 toward development of certain discoveries offshore Western Australia, Egypt and offshore The People's Republic of China, and toward further exploration efforts in those areas and on its concessions offshore the Ivory Coast of western Africa and in Poland. Apache believes that reserve additions in these international areas are likely to continue through higher-risk exploration and through improved production practices and recovery techniques.

     For Apache, property acquisition is only one phase in a continuing cycle of business growth. Apache's aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires a well planned and carefully executed property development program and, where appropriate, a selective program of property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development; as a result, the Company operates properties accounting for over 78 percent of its production.

1997 ACQUISITIONS AND DISPOSITIONS

     On October 8, 1997, the Company entered into three agreements with subsidiaries of Mobil Exploration & Producing Australia Pty Ltd (Mobil) pursuant to which the Company acquired all the capital stock of three companies owning interests in certain oil and gas properties and production facilities offshore Western Australia (the Harriet/East Spar Properties), on November 20, 1997 (the Ampolex Group Transaction). The total cost of the Ampolex Group Transaction was approximately $300 million, of which $218 million represented the purchase price for the capital stock of the acquired companies and $82 million was applied to discharge existing intercompany debt of one of the acquired companies.

     On December 9, 1997, the Company entered into an agreement with Hardy Petroleum Limited (Hardy) under which Hardy agreed to purchase a 10 percent interest in the Company's East Spar field and related production facilities. The transaction closed on January 28, 1998, with a total sales price of approximately $63 million in cash, such amount being more than Apache's allocated cost. The Ampolex Group Transaction was recorded net of these interests.

     The Ampolex Group Transaction increased the Company's interest to 47.5 percent from 22.5 percent in the Carnarvon Basin's Harriet area, which includes the Varanus Island pipeline, processing and production complex and eight existing oil and gas fields. The transaction also raised the Company's interest in the East Spar field, which produces through the Varanus Island facilities, to 45 percent from 20 percent net of the sale to Hardy. Apache operates the Harriet/East Spar Properties.

EXPLORATION AND PRODUCTION

     The Company's North American exploration and production activities were diversified among five operating regions in 1997, Offshore, Midcontinent, Western, Gulf Coast and Canada. Approximately 72 percent of the Company's proved reserves are located in Apache's North American regions. Egypt and Australia are the Company's most important international regions. The Company's Egyptian operations are headquartered in Cairo, and Apache conducts its Australian and Indonesian exploration and production from Perth, Australia. Information concerning the amount of revenue, operating income and identifiable assets attributable to U.S., Canadian and international operations is set forth in the Supplemental Oil and Gas Disclosures under Item 8 below.

     Offshore. The Offshore region included all of Apache's interests in properties offshore Texas and Louisiana. The Offshore region was Apache's leading region for oil and gas revenues in 1997 with $202 million in revenue from 12.8 MMboe of production for the year. At December 31, 1997, the Offshore region held 319,812 net acres, located in both state and federal waters, and accounted for 45.7 MMboe, or eight percent, of the Company's year-end 1997 total estimated proved reserves. Apache's operations in the Offshore region focused on workovers and recompletions, which totaled 58 in the region for 1997. Apache participated in drilling 27 wells that were drilled in the region during the year, 14 of which were completed as producers. For 1997, Apache's gas production from the Offshore region was approximately 66.6 Bcf. At the start of the 1998 fiscal year, the Offshore region was merged into the Gulf Coast region to take advantage of administrative efficiencies.

     Midcontinent. Apache's Midcontinent region operates in Oklahoma, eastern Texas, Arkansas and northern Louisiana. The region has focused operations on its sizable position in the Anadarko Basin of western Oklahoma. Apache has drilled and operated in the Anadarko Basin for over four decades, developing an extensive database of geologic information and a substantial acreage position. The Midcontinent region was Apache's leading producing region for 1997 with approximately 13.1 MMboe of production generating $197 million in revenue for the Company.

     At December 31, 1997 Apache held an interest in 403,796 net acres in the region, which accounted for approximately 103.1 MMboe, or 18 percent, of Apache's total estimated proved reserves. Apache participated in drilling 124 wells in the Midcontinent region during the year, 108 of which were completed as producing wells. The Company performed 33 workover and recompletion operations in the region during 1997.

     Western. The Western region includes assets in the Permian Basin of western Texas and New Mexico, the Green River Basin of Colorado and Wyoming, and the San Juan Basin of New Mexico. In 1997, the Western region produced approximately 9.8 MMboe and $168 million in production revenue. At December 31, 1997, the Company held 449,270 net acres in the region, which accounted for 136.8 MMboe, or 23 percent, of the Company's total estimated proved reserves. Apache participated in drilling 124 wells in the Western region, 108 of which were productive wells. Apache performed 236 workovers and recompletions in the Western region during the year.

     Gulf Coast. The Gulf Coast region encompasses the Texas and Louisiana coasts, central Texas and Mississippi. In 1997, the Gulf Coast region contributed approximately $172 million in revenues from production of 9.6 MMboe for the year. The Company performed 215 workover and recompletion operations during 1997 in the Gulf Coast region and participated in drilling 43 wells, 31 of which were completed as producers. As of December 31, 1997, the region encompassed 246,227 net acres, and accounted for 70.9 MMboe, or 12 percent, of the Company's year-end 1997 total estimated proved reserves.

     Canada. Exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta and British Columbia. The region produced approximately 6.5 MMboe, 84 percent of which was natural gas, and generated $61 million in production revenue, six percent of the Company's production revenues in 1997. Apache participated in drilling 81 wells in this region during the year, 60 of which were completed as producers. The Company performed 133 workovers and recompletions on operated wells during 1997. At December 31, 1997, the region encompassed approximately 317,524 net acres, and accounted for 66 MMboe, or 11 percent, of the Company's year-end 1997 total estimated proved reserves.

     Egypt. At year end, Apache held 13,621,304 net acres in Egypt with 78.7 MMboe of estimated proved reserves or 13 percent of Apache's total estimated proved reserves. Apache owns a 75 percent interest in the Qarun Block and a 40 percent interest in the Khalda Block, both in the Western Desert of Egypt. Future production of gas from Khalda is expected to be delivered for sale to the Egyptian General Petroleum Corporation (EGPC) at a point west of Alexandria, Egypt, via a 34-inch gas pipeline, construction of which commenced in 1997 with completion projected to occur in 1999. The costs of building the pipeline will be borne by Apache, the other Khalda participants and the owners of a neighboring block. Construction costs paid by Apache and the other Khalda participants are recoverable from oil and gas production from the Khalda Block.

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

     In addition to the Qarun and Khalda Blocks, Apache holds interests in the Darag Block in the northern Gulf of Suez, the East Beni Suef and Asyout Blocks to the south of the Qarun Block, and three other blocks in the Western Desert of Egypt, the North East Abu Gharadig Block, the East Bahariya Block, and the West Mediterranean Block No. 1 (partly onshore and partly offshore). The latter three blocks were purchased from Mobil Exploration Egypt, Inc. in January 1997, and Apache's interest in the West Mediterranean Block was increased to 66 percent in an October 1997 transaction with Amoco Egypt West Mediterranean B.V. Apache also acquired interests in the Ras El Hekma and Ras Kanayes concessions from Repsol Exploracion Egipta S.A. in December 1997. Exploratory drilling on the East Beni Suef Block commenced in 1997 with a significant discovery made on the #1 well. Delineation drilling is continuing in 1998. Due to conflicting governmental requirements regarding the placement of drilling rigs on the Darag Block, the Company is presently unable to explore on the block. Negotiations with appropriate authorities are continuing to attempt to resolve the impasse and Apache may ultimately relinquish the Darag concession.

     Australia. Western Australia became an important region for Apache after the 1993 acquisition of Hadson Energy Resources Corporation (subsequently known as Apache Energy Resources Corporation or AERC). In 1997, natural gas production in the region increased by 88 percent from the prior year to approximately 26 MMcf/d. Apache acts as operator for most of its Western Australia properties through a wholly-owned subsidiary, Apache Energy Limited (AEL). During 1997, Apache's estimated proved reserves in Australia increased by 156 percent to 80 MMboe, or 14 percent of the Company's year-end total estimated proved reserves. The increase reflects, among other matters, the acquisition of three companies with holdings in the East Spar and Harriet fields. As of December 31, 1997, Apache held 159,850 net developed acres and 1,104,440 net undeveloped acres in Western Australia. Through AEL and its subsidiaries, Apache also operates the Harriet Gas Gathering Project, a gas processing and compression facility with a throughput capacity of 175 MMcf/d, and a 60-mile, 12-inch offshore pipeline with a throughput capacity of 175 MMcf/d that connects to a pipeline grid onshore. See "1997 Acquisitions and Dispositions" and "Oil and Natural Gas Marketing."

     Other International Operations. Outside of Canada, Egypt and Australia, Apache currently has exploration interests in Poland, offshore The People's Republic of China, offshore the Ivory Coast and in Indonesia.

     Effective April 16, 1997, Apache entered into an agreement with FX Energy, Inc. (FX Energy) pursuant to which Apache assumed operatorship and a 50 percent interest in over 5.5 million acres in Poland located near Lublin, southeast of Warsaw. The Company has also acquired additional acreage in Poland in which FX Energy does not participate, giving Apache interests in 8,176,065 total gross undeveloped acres and 5,563,542 net undeveloped acres as of December 31, 1997. The concessions in Poland include requirements for Apache to drill at least eleven wells and to shoot at least 1,290 miles of seismic data. In February 1998, Apache entered into an additional agreement with FX Energy, acquiring a 50 percent interest in approximately 3 million acres in the Carpathian area near the southern border of Poland and options to participate at the present interest in a further 2.275 million acres in the Pomeranian area of northwest Poland. Apache's operations in Poland are headquartered in Warsaw.

     Apache is also the operator, with a 50 percent interest, of the Zhao Dong Block in Bohai Bay, offshore The People's Republic of China. In 1994 and 1995, discovery wells tested at rates between 1,300 and 4,000 b/d of oil. The Company elected to proceed with the second exploration phase, commencing in May 1996, which involved a commitment to drill two additional exploratory wells. In early 1997, one well tested at rates up to 11,571 b/d of oil and another tested at rates up to 15,359 b/d, and the Company is currently evaluating the discovery areas for commercial potential. An overall development plan for the C and D Fields in the Zhao Dong Block was submitted to Chinese authorities in late 1997 and is awaiting approval.

     In the Ivory Coast, Apache drilled an exploratory well in 1996 on the CI-27 offshore Block, confirming the existence of substantial reserves of gas in the Foxtrot field and the producibility of some oil from the field's lower horizons. Apache is operator of the block, holding a 24 percent interest. In March 1997, Apache and its partners signed a 10 year take or pay contract to supply approximately 168 Bcf of gas to a power plant in Abidjan at 30 MMcf per day initially, rising to 50 MMcf per day in the third year. Gas deliveries are to commence in 1999, upon completion of a pipeline.

     In Indonesia, Apache holds a 39 percent interest in the Bentu Segat Block on Central Sumatra, on which an undeveloped gas field is located.

OIL AND NATURAL GAS MARKETING

     On October 27, 1995, wholly owned affiliates of each of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company (Parker & Parsley) formed Producers Energy Marketing, LLC, a Delaware limited liability company (ProEnergy). ProEnergy became fully operational on April 1, 1996, and markets substantially all of its members' domestic natural gas pursuant to member gas purchase agreements having an initial term of 10 years, subject to early termination following specified events. The price of gas purchased by ProEnergy from its members is based upon agreed to published indexes. ProEnergy also provides its members with certain contract administration and other services. In December 1997, Parker & Parsley gave notice to the other members that it was withdrawing from ProEnergy effective as of January 1, 1998.

     ProEnergy's limited liability company agreement provides that capital funding obligations, allocations of profit and loss, and voting rights are calculated based upon the members' respective throughputs of natural gas sold to ProEnergy. So long as there are two or more members, the approval of any action requires the votes of at least two members holding the requisite voting interests. Each member's liability with respect to future capital funding obligations is subject to certain limitations. Natural gas throughputs are calculated, profit distributed, and/or capital called on a quarterly basis. As of December 31, 1997, the Company held an approximate 48 percent interest in ProEnergy.

     Apache is also delivering natural gas under several long-term supply agreements with terms greater than one-year. In 1997, Apache delivered an average of 135 MMcf/d under such contracts at an average price of $2.48 per Mcf.

     Apache assumed its own U.S. crude oil marketing operations in 1992. Most of Apache's U.S. crude oil production is sold through lease-level marketing to refiners, traders and transporters, generally under 30 day contracts that renew automatically until canceled. Oil produced from Canadian properties is sold to crude oil purchasers or refiners at market prices, which depend on worldwide crude prices adjusted for transportation and crude quality. Natural gas produced from Canadian properties is sold to major aggregators of natural gas, gas marketers and direct users under long-term and short-term contracts. The oil and gas contracts provide for sales at specified prices, or at prices that are subject to change due to market conditions.

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

     In Australia, the Company entered into seven gas sales contracts during 1997 and has a total of 13 contracts for periods of five to 11 years, to deliver 260 Bcf of AEL's gas from its Harriet and East Spar fields for mining, power generation, nickel refining, ammonia production and other industrial and domestic uses. Under these contacts AEL is required to deliver its gas at contract rates of approximately 50 MMcf/day increasing to 80 MMcf/day by the year 2000, with take or pay provisions, net to AEL, of approximately 14 Bcf/year increasing to 20 Bcf/year by the year 2000. Apache operates both the Harriet and the East Spar Joint Ventures, holding a 47.5 percent interest in Harriet and a 45 percent interest in East Spar.

     AEL marketed all oil and natural gas liquids produced from its interests in the Harriet and East Spar fields during 1997 through a contract with Glencore International AG (Glencore). Pricing under the contract in 1997 represented a fixed premium to the quoted market prices of Tapis crude oil, with payment made in U.S. dollars. In 1997, the weighted average price based on regional production was $20.51 per barrel. At the beginning of January 1998, the Glencore contract was terminated and replaced by a similar contract with Mitsui Oil (Asia) Pty. Ltd.

     In Egypt, oil from the Qarun Block is delivered by pipeline to tanks owned by the Company and its partners in the Qarun Concession at the Dashour pumping station northeast of the Qarun Block or by truck to the Tebbin refinery south of Alexandria, Egypt. At the discretion of the operator of the pipelines, oil from the Qarun Block is put into the two 42-inch diameter SUMED pipelines, which transport significant quantities of Egyptian and other crude oil from the Gulf of Suez to Sidi Kherir, west of Alexandria, Egypt, on the Mediterranean Coast. All Qarun and Khalda crude oil is currently sold to EGPC. In 1996, the Company and its partners in the Khalda Block entered into a take or pay contract with EGPC, which obligates EGPC to pay for 75 percent of 200 MMcf/d of future production of gas from the Khalda Block. Sales of gas under the contract are expected to begin in 1999 upon completion of a gas pipeline from the Khalda Block. In late 1997, the same sellers entered into a supplement to the contract with EGPC to sell an additional 50 MMcf/d through a southern gas line to be constructed by the Company and its partners from the Khalda Block to a point near the Qarun Block to tie into an existing gas pipeline.

OIL AND NATURAL GAS PRICES

     Natural gas prices remained volatile during 1997, with Apache's realized prices ranging from $3.38 per MMbtu in January to $1.78 per MMbtu in April. Fluctuations are largely due to natural gas supply and demand perceptions. Apache's average realized gas price of $2.28 per Mcf for 1997 increased 13 percent from the prior-year average of $2.02 per Mcf, and its 1996 average realized natural gas price was 29 percent higher than the 1995 average price of $1.57 per Mcf.

     Due to minimum price contracts which escalate at an average of 80 percent of the Australian consumer price index, AEL's natural gas production in Western Australia is not subject to the same degree of price volatility as Apache's U.S. and Canadian gas production; however, natural gas sales under such Australian minimum price contracts represent less than two percent of the Company's total natural gas sales at the end of 1997. Total Australian gas sales in 1997, including long-term contracts and spot sales averaged $1.78 per Mcf, a nine percent decrease from the 1996 average of $1.96 per Mcf.

     In Egypt, all oil production from the Khalda and Qarun Blocks is currently sold to EGPC on a spot basis at a "Western Desert" price, which is applied to virtually all production from the area and is announced from time to time by EGPC. In 1997, the average price was $18.65 per barrel. Discussions with EGPC regarding the possibility of exporting Qarun oil production are continuing. Once gas sales from the Khalda Block commence, the gas is expected to be sold for a price which, on a Btu basis, is equivalent to 85 percent of the price of Suez Blend crude oil, FOB Mediterranean.

     Oil prices remained subject to unpredictable political and economic forces during 1997 experiencing fluctuations similar to those seen in natural gas prices for the year. Apache believes that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), events in the Middle East and other factors associated with the world political environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and the competitive relationships and consumer perceptions of various energy sources, the Company is unable to predict what changes will occur in crude oil and natural gas prices.

     In 1997, Apache's realized worldwide crude oil price ranged from $24.17 per barrel in January to $16.71 per barrel in December. The average crude oil price of $19.20 per barrel in 1997 was down eight percent from the average price of $20.84 per barrel in 1996, but 12 percent higher than the average price of $17.09 per barrel in 1995. The Company's average crude oil price for its Australian production was $20.51 per barrel in 1997, eight percent less than the average price in 1996.

     Terms of the acquisition of MW from Amoco Production Company (Amoco) included an oil and gas price sharing provision under which certain price sharing payments may be payable to Amoco. Under this provision, to the extent that oil prices exceed specified reference prices that rise to $33.12 per barrel over the eight-year period ending June 30, 1999, and to the extent that gas prices exceeded specified reference prices that rose to $2.68 per Mcf over the five-year period ended June 30, 1996, Apache will share the excess price realization with Amoco on a portion of the MW production. No price sharing payments were required in 1997.

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

FULL COST CEILING TEST

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred income taxes. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company had no write-downs due to ceiling test limitations during 1997. Under current pricing there is the potential, while not a certainty, that a write-off may occur. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities.

EFFECT OF VOLATILE PRICES

     The Company continually analyzes, forecasts and updates its estimates of energy prices for its internal use in planning, budgeting, and valuation and reserve estimates. The Company's future financial condition and results of operations will depend upon the prices received for the Company's oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include worldwide political instability (especially in the Middle East and other oil-producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. A substantial or extended decline in oil and gas prices would have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas that may be economically produced and access to capital. In addition, the sale of the Company's oil and gas production depends on a number of factors beyond the Company's control, including the availability and capacity of transportation and processing facilities. Oil and natural gas prices have historically been and are likely to continue to be volatile. Such volatility makes it difficult to estimate the value of producing properties in acquisitions and to budget and project the return on exploration and development projects involving the Company's oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

RESERVES; RATES OF PRODUCTION; DEVELOPMENT EXPENDITURES; CASH FLOW

     There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures which underlie such reserve estimates, including many factors beyond the control of the Company. Reserve data represents only estimates. In addition, the estimates of future net cash flows from proved reserves of the Company and the present value thereof are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time (see below). Any significant variance from the assumptions could result in the actual quantity of the Company's reserves and future net cash flows therefrom being materially different from the estimates. In addition, the Company's estimated reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating and development costs and other factors. The rate of production from oil and gas properties declines as reserves are depleted. Except to the extent that the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the proved reserves of the Company will decline materially as reserves are produced. Future oil and gas production is, therefore, highly dependent upon the Company's level of success in acquiring or finding additional reserves.

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

     Apache maintains insurance coverage which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1997, which would have a material impact upon the Company's financial position or results of operations.

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

HEDGING

     To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, the Company is subject to basis risk when it engages in hedging transactions, particularly where transportation constraints restrict the Company's ability to deliver oil and gas volumes to the delivery point to which the hedging transaction is indexed.

ACQUISITION RISKS

     The Company from time to time acquires oil and gas properties. Although the Company performs a review of the acquired properties that it believes is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily the Company will focus its review efforts on the higher-value properties and will sample the remainder. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the Company often assumes certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates (see above). In addition, there can be no assurance that acquisitions will not have an adverse effect upon the Company's operating results, particularly during the periods in which the operations of acquired businesses are being integrated into the Company's ongoing operations.

GENERAL ECONOMIC CONDITIONS

     Virtually all of the Company's operations are subject to the risks and uncertainties of general economic conditions (domestically, in specific regions of the United States and Canada, and internationally), the outcome of pending and/or potential legal or regulatory proceedings, changes in environmental, tax, labor and other laws and regulations to which the Company is subject, and the condition of the capital markets utilized by Company to finance its operations.

RISKS OF NON-U.S. OPERATIONS

     The Company's non-U.S. oil and natural gas exploration, development and production activities are subject to political and economic uncertainties (including but not limited to changes, sometimes frequent or marked, in governmental energy policies or the personnel administering them), expropriation of property, cancellation or modification of contract rights, foreign exchange restrictions, currency fluctuations, royalty and tax increases and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities and insurrection. These risks may be higher in the developing countries in which the Company conducts such activities. Consequently, the company's non-U.S. exploration, development and production activities may be substantially affected by factors beyond the Company's control, any of which could materially adversely affect the Company's financial position or results of operations. Furthermore, in the event of a dispute arising from non-U.S. operations, the Company may be subject to the exclusive jurisdiction of courts outside the U.S. or may not be successful in subjecting non-U.S. persons to the jurisdiction of the courts in the U.S., which could adversely affect the outcome of such dispute.

EMPLOYEES

     On December 31, 1997, Apache had 1,287 employees.

OFFICES

     Apache's principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 1997, the Company maintained regional exploration and production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; and Warsaw, Poland.

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

ACREAGE

     The undeveloped and developed acreage including both domestic leases and international production and exploration rights that Apache held as of December 31, 1997, are as follows:

                                                UNDEVELOPED ACREAGE         DEVELOPED ACREAGE
                                              ------------------------    ----------------------
                                                GROSS          NET          GROSS         NET
                                                ACRES         ACRES         ACRES        ACRES
                                              ----------    ----------    ---------    ---------
OFFSHORE
Louisiana...................................     158,626        88,677      201,884       85,279
Texas.......................................     109,349        66,955      167,645       78,901
                                              ----------    ----------    ---------    ---------
  TOTAL.....................................     267,975       155,632      369,529      164,180
                                              ----------    ----------    ---------    ---------
MIDCONTINENT
Arkansas....................................       2,296         1,774        4,625        3,350
Kansas......................................         160            --           40           40
Louisiana...................................      11,735        10,180       51,199       34,837
Michigan....................................       2,693         2,090           --           --
Oklahoma....................................     127,874        49,505      484,911      192,394
Pennsylvania................................          --            --          796           38
Texas.......................................      72,036        41,602      130,502       67,986
                                              ----------    ----------    ---------    ---------
  TOTAL.....................................     216,794       105,151      672,073      298,645
                                              ----------    ----------    ---------    ---------
WESTERN
Alaska......................................      14,262            --           --           --
Colorado....................................      14,200        12,472       13,575       12,870
Illinois....................................         140            56           --           --
New Mexico..................................      93,888        51,726       98,628       50,746
Ohio........................................          21            11           --           --
Texas.......................................     136,871        69,789      255,948      192,563
Utah........................................       3,101         2,462        6,707        6,235
Wyoming.....................................      58,912        43,065       15,591        7,275
                                              ----------    ----------    ---------    ---------
  TOTAL.....................................     321,395       179,581      390,449      269,689
                                              ----------    ----------    ---------    ---------
GULF COAST
Florida.....................................         162            23           --           --
Louisiana...................................      25,669        19,602       88,577       72,977
Mississippi.................................      10,515         5,108        5,293        3,316
Texas.......................................      53,045        27,937      189,778      117,264
                                              ----------    ----------    ---------    ---------
  TOTAL.....................................      89,391        52,670      283,648      193,557
                                              ----------    ----------    ---------    ---------
TOTAL UNITED STATES.........................     895,555       493,034    1,715,699      926,071
                                              ----------    ----------    ---------    ---------
INTERNATIONAL
Canada......................................     191,454       108,224      338,527      209,300
Egypt.......................................  26,857,700    13,149,995      867,400      471,309
Australia...................................   3,224,740     1,104,440      425,270      159,850
Poland......................................   8,172,605     5,563,542           --           --
China.......................................      41,580        20,790        7,100        1,740
Ivory Coast.................................     157,258        62,903       37,312        8,955
Indonesia...................................   1,034,380       402,260           --           --
                                              ----------    ----------    ---------    ---------
  TOTAL INTERNATIONAL.......................  39,679,717    20,412,154    1,675,609      851,154
                                              ----------    ----------    ---------    ---------
TOTAL COMPANY...............................  40,575,272    20,905,188    3,391,308    1,777,225
                                              ==========    ==========    =========    =========

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 1997, is set forth below.

                                                                   GAS               OIL
                                                              --------------    --------------
                                                              GROSS     NET     GROSS     NET
                                                              -----    -----    -----    -----
Offshore....................................................    180       67       66       22
Midcontinent................................................  1,630      617      515      152
Western.....................................................    347      127    3,442    1,744
Gulf Coast..................................................    315      249      980      798
Canada......................................................    484      314      433       88
Egypt.......................................................     10        4      108       54
Australia...................................................      7        3       15        7
                                                              -----    -----    -----    -----
  Total.....................................................  2,973    1,381    5,559    2,865
                                                              =====    =====    =====    =====

GROSS WELLS DRILLED

     The following table sets forth the number of gross exploratory and gross development wells drilled in the last three fiscal years in which the Company participated. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 1997, the Company was participating in 24 wells in the U.S., nine Canadian wells, 21 Egyptian wells and two Australian wells in the process of drilling.

                                                    EXPLORATORY                  DEVELOPMENTAL
                                             --------------------------    --------------------------
                                             PRODUCTIVE    DRY    TOTAL    PRODUCTIVE    DRY    TOTAL
                                             ----------    ---    -----    ----------    ---    -----
1997
United States..............................      27        25       52        234        32      266
Canada.....................................      19        14       33         41         7       48
Egypt......................................       7        19       26         23         4       27
Australia..................................       3         6        9          6         1        7
Other International........................       1         2        3          1        --        1
                                                 --        --      ---        ---        --      ---
  Total....................................      57        66      123        305        44      349
                                                 ==        ==      ===        ===        ==      ===
1996
United States..............................      28        33       61        201        31      232
Canada.....................................      23        25       48         27         2       29
Egypt......................................       7         4       11         12        --       12
Australia..................................       4         6       10          1         1        2
Other International........................      --         1        1         --        --       --
                                                 --        --      ---        ---        --      ---
  Total....................................      62        69      131        241        34      275
                                                 ==        ==      ===        ===        ==      ===
1995
United States..............................       9        15       24        129        21      150
Canada.....................................      16        13       29         14         5       19
Egypt......................................       4         2        6          3        --        3
Australia..................................       4         6       10          1         1        2
Other International........................      --         4        4         --         1        1
                                                 --        --      ---        ---        --      ---
  Total....................................      33        40       73        147        28      175
                                                 ==        ==      ===        ===        ==      ===

NET WELLS DRILLED

     The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache.

                                                    EXPLORATORY                  DEVELOPMENTAL
                                            ---------------------------   ---------------------------
                                            PRODUCTIVE    DRY     TOTAL   PRODUCTIVE    DRY     TOTAL
                                            ----------    ----    -----   ----------    ----    -----
1997
United States.............................     11.5       11.9    23.4      107.5       19.0    126.5
Canada....................................     14.5       10.1    24.6       29.0        6.0     35.0
Egypt.....................................      3.7       12.3    16.0       14.4        2.0     16.4
Australia.................................      1.0        1.0     2.0        1.8         .2      2.0
Other International.......................       .5        1.4     1.9         .5         --       .5
                                               ----       ----    ----      -----       ----    -----
  Total...................................     31.2       36.7    67.9      153.2       27.2    180.4
                                               ====       ====    ====      =====       ====    =====
1996
United States.............................     17.2       22.8    40.0       77.9       19.1     97.0
Canada....................................     18.8       21.5    40.3       24.1        1.4     25.5
Egypt.....................................      3.2        3.0     6.2        9.0         --      9.0
Australia.................................      1.1        1.5     2.6        0.2        0.1      0.3
Other International.......................       --        0.4     0.4         --         --       --
                                               ----       ----    ----      -----       ----    -----
  Total...................................     40.3       49.2    89.5      111.2       20.6    131.8
                                               ====       ====    ====      =====       ====    =====
1995
United States.............................      3.7        6.2     9.9       57.3       14.0     71.3
Canada....................................     14.0        9.4    23.4       13.4        3.4     16.8
Egypt.....................................      1.0        0.5     1.5        0.6         --      0.6
Australia.................................      1.4        1.8     3.2        0.2        0.7      0.9
Other International.......................       --        0.7     0.7         --        0.7      0.7
                                               ----       ----    ----      -----       ----    -----
  Total...................................     20.1       18.6    38.7       71.5       18.8     90.3
                                               ====       ====    ====      =====       ====    =====

PRODUCTION AND PRICING DATA

     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Company, average production costs (excluding severance taxes) and average sales prices.

                                PRODUCTION                                      AVERAGE SALES PRICE
                       -----------------------------      AVERAGE       -----------------------------------
     YEAR ENDED          OIL       NGLS        GAS       PRODUCTION        OIL         NGLS          GAS
    DECEMBER 31,       (MBBLS)    (MBBLS)    (MMCF)     COST PER BOE    (PER BBL)    (PER BBL)    (PER MCF)
    ------------       -------    -------    -------    ------------    ---------    ---------    ---------
  1997...............  24,291       843      222,237       $3.07         $19.20       $14.08        $2.28
  1996...............  19,465       713      205,305        3.43          20.84        16.41         2.02
  1995...............  18,324       763      210,632        3.34          17.09        12.05         1.57

ESTIMATED RESERVES AND RESERVE VALUE INFORMATION

     The following information relating to estimated reserve quantities, reserve values and discounted future net revenues is derived from, and qualified in its entirety by reference to, the more complete reserve and revenue information and assumptions included in the Company's Supplemental Oil and Gas Disclosures under
Item 8 below. The Company's estimates of proved reserve quantities of its U.S., Canadian and international properties have been subject to review by Ryder Scott Company Petroleum Engineers. In 1996, the proved reserve quantities of certain of the Company's Egyptian properties were reviewed by Netherland, Sewell & Associates, Inc. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates only and should not be construed as being exact. See the Supplemental Oil and Gas Disclosures under Item 8 below.

     The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 1997, 1996 and 1995:

                                                                        OIL, NGLS
                                                              NATURAL      AND
                                                                GAS     CONDENSATE
                                                               (BCF)     (MMBBLS)
                                                              -------   ----------
1997
Developed...................................................  1,554.3     203.1
Undeveloped.................................................    317.5      70.7
                                                              -------     -----
     Total..................................................  1,871.8     273.8
                                                              =======     =====
1996
Developed...................................................  1,435.3     183.2
Undeveloped.................................................    190.0      52.1
                                                              -------     -----
     Total..................................................  1,625.3     235.3
                                                              =======     =====
1995
Developed...................................................  1,298.5     137.5
Undeveloped.................................................    203.4      32.8
                                                              -------     -----
     Total..................................................  1,501.9     170.3
                                                              =======     =====

     The following table sets forth the estimated future value of all the Company's proved reserves, and proved developed reserves, as of December 31, 1997, 1996 and 1995. Future reserve values are based on year-end prices except in those instances where the sale of gas and oil is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes, and future development costs are based on current costs with no escalations.

                                                                  PRESENT VALUE OF ESTIMATED
                                                                      FUTURE NET REVENUES
                                           ESTIMATED FUTURE           BEFORE INCOME TAXES
                                             NET REVENUES         (DISCOUNTED AT 10 PERCENT)
                                        -----------------------   ---------------------------
                                                       PROVED                       PROVED
DECEMBER 31,                              PROVED     DEVELOPED       PROVED       DEVELOPED
------------                            ----------   ----------   ------------   ------------
                                                           (IN THOUSANDS)
  1997................................  $5,347,892   $4,301,768    $3,272,618     $2,728,747
  1996................................   7,936,924    6,713,252     4,568,475      4,041,065
  1995................................   4,043,024    3,390,103     2,344,357      2,056,558

     At December 31, 1997, estimated future net revenues expected to be received from all the Company's proved reserves and proved developed reserves were as follows:

                                                                             PROVED
DECEMBER 31,                                                    PROVED     DEVELOPED
------------                                                  ----------   ----------
                                                                  (IN THOUSANDS)
1998........................................................  $  540,175   $  618,938
1999........................................................     711,613      623,300
2000........................................................     665,515      522,793
Thereafter..................................................   3,430,589    2,536,737
                                                              ----------   ----------
          Total.............................................  $5,347,892   $4,301,768
                                                              ==========   ==========

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 1997, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the SEC guidelines and do not reflect current prices. Since January 1, 1997, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency other than the SEC and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

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

     No matters were submitted for a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Apache's common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding Apache common stock for 1997 and 1996. Prices shown are from the New York Stock Exchange Composite Transactions Reporting System.

                                                        1997                         1996
                                             --------------------------    ------------------------
                                             PRICE RANGE                   PRICE RANGE
                                             ------------     DIVIDENDS    -----------    DIVIDENDS
                                             HIGH     LOW     PER SHARE    HIGH    LOW    PER SHARE
                                             ----     ---     ---------    ----    ---    ---------
First Quarter..............................  $39 3/8  $31 1/4     $.07     $29 1/2 $24 3/8   $.07
Second Quarter.............................   35 5/8   30 1/8     $.07      33 1/2  26 3/8   $.07
Third Quarter..............................   42 7/8   32 1/16    $.07      34 5/8  27 3/4   $.07
Fourth Quarter.............................   45 1/16  32 11/16   $.07      37 7/8  29 1/2   $.07

     The closing price per share of Apache common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 27, 1998, was $34.00. At December 31, 1997, there were 93,304,541 shares of Apache common stock outstanding, held by approximately 10,000 shareholders of record and 46,000 beneficial owners.

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

     The Company has paid cash dividends on its common stock for 124 consecutive quarters through December 31, 1997, and expects to continue the payment of dividends at current levels, although future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 1997, which information has been derived from the Company's audited financial statements. Apache's previously reported data for 1994 and 1993 has been restated to reflect the merger with DEKALB in May 1995 under the pooling of interests method of accounting. This information should be read in connection with and is qualified in its entirety by the more detailed information in the Company's financial statements under Item 8 below.

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                        1997(1)      1996(2)      1995(3)        1994       1993(4)
                                       ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues.......................  $1,176,273   $  977,151   $  750,702   $  592,626   $  512,632
Income from continuing operations....     154,896      121,427       20,207       45,583       41,421
Income per common share -- continuing
  operations(5)
     Basic...........................        1.71         1.42          .28          .65          .67
     Diluted.........................        1.65         1.38          .28          .65          .67
Cash dividends per common share(6)...         .28          .28          .28          .28          .28

BALANCE SHEET DATA
Working capital (deficit)............  $    4,546   $  (41,501)  $  (22,013)  $   (3,203)  $  (55,538)
Total assets.........................   4,138,633    3,432,430    2,681,450    2,036,627    1,759,203
Long-term debt.......................   1,501,380    1,235,706    1,072,076      719,033      504,334
Shareholders' equity.................   1,729,177    1,518,516    1,091,805      891,087      868,596
Common shares outstanding at end of
  year...............................      93,305       90,059       77,379       69,666       69,504

---------------

(1) Includes financial data for the Ampolex Group Transaction after November 20, 1997.

(2) Includes financial data for Phoenix after May 20, 1996.

(3) Includes the results of the acquisitions of certain oil and gas properties from Texaco Exploration and Production, Inc. (Texaco) and Aquila Energy Resources Corporation (Aquila) after March 1, 1995 and September 1995, respectively, and the sale of a substantial portion of the Company's Rocky Mountain properties in September 1995.

(4) Includes financial data for AERC after June 30, 1993, and the results of the acquisition of certain oil and gas properties from Hall-Houston Oil Company (Hall-Houston) after July 31, 1993.

(5) Income per common share -- continuing operations has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(6) No cash dividends were paid on outstanding DEKALB common stock in 1995, 1994 and 1993.

     For a discussion of significant acquisitions, reference is made to Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and to Note 2 to the Company's consolidated financial statements under Item 8 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache achieved record earnings and cash flow on both an absolute and per share basis during 1997. Higher natural gas prices, while contributing to the year's improvements, were partially offset by lower oil prices. More than product prices, the primary driver behind Apache's 1997 record performance was increased production volumes, characterized by moderate growth in North American gas production and substantial increases in oil volumes abroad.

     The year's $154.9 million of earnings, coupled with a $75 million conversion of debt to equity in November and $611 million of cash provided before changes in working capital and other adjustments (cash flow from operations), enabled Apache to end 1997 with a debt-to-capitalization ratio of
46.8 percent, up from 44.9 percent in 1996, despite $685.4 million invested in exploration and development activities and $225.9 million of property acquisitions. At year-end, approximately 69 percent of Apache's debt was locked in at fixed rates averaging 7.42 percent.

     Other specifics include:

     Increased production and higher gas prices -- Higher oil and gas production and natural gas prices contributed to record earnings and cash flow in 1997. Egyptian oil development, a full year of production from Egyptian properties acquired in 1996, and North American gas drilling drove the increased production for 1997. Apache's oil production increased 25 percent from 1996 to 1997, which added $92.6 million to revenues. Natural gas production increased nine percent from 1996 to 1997, which contributed $38.5 million to the increase in revenues. Apache's average realized natural gas price for 1997 was up 13 percent over 1996, favorably impacting revenues by $51.3 million.

     Debt refinancing -- In January 1997, the Company established a $300 million commercial paper program and expanded that program in June 1997 to $700 million. Apache also replaced its $1 billion global borrowing-base credit facility with a new $1 billion global corporate credit facility in June 1997. Apache issued $150 million of senior unsecured 50 year, 7.375-percent debentures in August 1997. Three of the Company's Egyptian subsidiaries entered into a $250 million secured, revolving credit facility in October 1997. Apache's Australian finance subsidiary issued, in December 1997, $170 million of 10 year, 6.5-percent notes guaranteed by Apache. The Company also received a rating upgrade on its senior and subordinated long-term debt from Standard & Poor's in January 1997.

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     Apache reported 1997 net income of $154.9 million, an increase of 28 percent or $33.5 million over 1996. The increase is primarily due to higher oil and gas production, higher natural gas prices and lower operating costs per unit of production. Basic net income per common share rose to $1.71 compared to $1.42 in 1996; diluted net income per common share increased to $1.65 in 1997 from $1.38 in 1996. Net income of $121.4 million for 1996 rose from $20.2 million in 1995. Basic net income per common share increased five-fold in 1996 from $.28 in 1995; diluted net income per common share was also $.28 in 1995. The increase was attributed to higher oil and gas prices and increased oil production.

     Revenues increased 20 percent to $1.2 billion in 1997. Oil and natural gas production revenues increased 18 percent, primarily due to increased oil and gas production and natural gas prices. Crude oil, including natural gas liquids, and natural gas contributed 49 percent and 51 percent, respectively, of total oil and gas production revenues during 1997. Revenues increased 30 percent in 1996 to $977.2 million. Revenues for 1995 were $750.7 million. In 1996, crude oil, including natural gas liquids, contributed 50 percent and natural gas contributed 50 percent of total oil and gas production revenues.

     The table below presents, for the years indicated, the revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Revenues (in thousands):
  Natural gas..............................................  $505,604    $415,736    $330,737
  Oil......................................................   466,291     405,724     313,214
  Natural gas liquids......................................    11,878      11,704       9,193
                                                             --------    --------    --------
     Total.................................................  $983,773    $833,164    $653,144
                                                             ========    ========    ========
Natural Gas Volume -- Mcf per day:
  United States............................................   492,594     472,171     500,441
  Canada...................................................    89,699      74,598      67,083
  Egypt....................................................       563         302          --
  Australia................................................    26,016      13,869       9,551
                                                             --------    --------    --------
     Total.................................................   608,872     560,940     577,075
                                                             ========    ========    ========
Average Natural Gas price -- Per Mcf:
  United States............................................  $   2.47    $   2.17    $   1.64
  Canada...................................................      1.33        1.09        1.00
  Egypt....................................................      2.94        3.21          --
  Australia................................................      1.78        1.96        1.86
     Total.................................................      2.28        2.02        1.57
Oil Volume -- Barrels per day:
  United States............................................    40,638      40,600      45,084
  Canada...................................................     2,120       1,969       1,999
  Egypt....................................................    19,372       8,295          --
  Australia................................................     4,417       2,318       3,120
                                                             --------    --------    --------
     Total.................................................    66,547      53,182      50,203
                                                             ========    ========    ========
Average Oil Price -- Per barrel:
  United States............................................  $  19.31    $  20.67    $  17.00
  Canada...................................................     19.27       20.84       16.90
  Egypt....................................................     18.65       21.29          --
  Australia................................................     20.51       22.33       18.56
     Total.................................................     19.20       20.84       17.09
Natural Gas Liquids (NGL) Volume -- Barrels per day:
  United States............................................     1,684       1,308       1,521
  Canada...................................................       627         641         569
                                                             --------    --------    --------
     Total.................................................     2,311       1,949       2,090
                                                             ========    ========    ========
Average NGL Price -- Per barrel:
  United States............................................  $  14.50    $  17.23    $  12.83
  Canada...................................................     12.98       14.73        9.96
     Total.................................................     14.08       16.41       12.05

     Natural gas revenues increased by 22 percent from 1996 to 1997 due to increased natural gas prices and increased production. The average price received in 1997 was $.26 per Mcf, or 13 percent, higher than 1996. The Company periodically engages in hedging activities, including fixed-price physical contracts and financial contracts. Apache realized gains from open hedging positions favorably impacting the gas price by $.06 per Mcf. Losses under long-term fixed-price physical contracts negated the hedging gains reducing the gas price by $.06 per Mcf. The higher prices in 1997 were the result of favorable North American market conditions. Natural gas prices in Australia declined in 1997 due to the effect of exchange rates on fixed Australian dollar-denominated gas contracts. Natural gas production for the United States increased four percent from 1996 to 1997 due to drilling results in the Midcontinent and Offshore regions. Canadian natural gas production increased 20 percent due to acquisition and drilling activity. Natural gas production from Australia increased 88 percent from 1996 to 1997. Australian production increases resulted primarily from a full year of production from the Company's East Spar properties, which came on line in November 1996, and properties acquired in the Ampolex Group Transaction.

     Natural gas revenues increased 26 percent from 1995 to 1996. Average natural gas prices were $.45 per Mcf, or 29 percent, higher in 1996 than 1995. The Company's net hedging activity, including fixed-price physical contracts and financial contracts reduced the reported prices by $.09 per Mcf in 1996, compared to a $.07 per Mcf gain in 1995. Natural gas production declined three percent from 1995 to 1996, primarily due to the natural decline of older properties in the Company's Offshore and Gulf Coast regions and the sale of producing properties in late 1995.

     Oil revenues increased 15 percent from 1996 to 1997. Egyptian oil production more than doubled from 1997 due to development activity and the first full year of production from the Company's Egyptian properties acquired in 1996. Australian oil production increased 90 percent from 1996 to 1997 due to the Agincourt prospect. These production increases were partially offset by a decrease of eight percent in average oil prices received during 1997 due to poor market conditions.

     Oil revenues increased 30 percent from 1995 to 1996, primarily due to properties acquired in connection with the Phoenix merger and new Egyptian production from the Company's Qarun field. Decreases in domestic production due to United States property sales in late 1995, partially offset the impact of Egyptian production. The average oil price increased 22 percent from 1995 to 1996.

     NGL revenues were slightly higher in 1997 than in 1996. NGL production increased 19 percent from 1996 to 1997, which was offset by a 14 percent decrease in average prices. NGL revenues increased 27 percent from 1995 to 1996. Average prices in 1996 were 36 percent higher than in 1995 due to improved market conditions. The increase in prices was partially offset by a seven percent decline in production.

OTHER REVENUES AND OPERATING EXPENSES

     Gas gathering, processing and marketing revenues increased 38 percent to $197.0 million in 1997 from 1996. Increased gas volumes and higher gas prices in 1997 drove this increase. Correspondingly, gas gathering, processing and marketing costs increased in 1997 by 40 percent to $194.3 million. Thus, lower margins were realized in 1997. Lower crude oil trading margins and lower pipeline gathering fees were mitigated by higher gas purchase and resale margins in 1997. During 1996, gas gathering, processing and marketing revenues increased 47 percent to $142.9 million from $97.2 million in 1995. Lower margins were also realized in 1996 as compared to 1995.

     Equity in income (loss) of affiliates represents Apache's share of ProEnergy losses. Equity in loss of affiliate was $1.7 million and $.3 million in 1997 and 1996, respectively.

     Other revenue for 1997 was a loss of $2.8 million. This amount includes $4.8 million in foreign currency transaction losses on Canadian dollars and $1.2 million in foreign currency transaction losses on Australian dollars. Canadian royalty credits of $1.0 million and proceeds received from settlements of $1.8 million partially mitigated these losses. For 1996, other revenue of $1.4 million included a gain on the sale of stock held for investment of $.8 million and Canadian royalty credits of $1.2 million. Currency transaction losses on Canadian dollars of $.9 million partially offset these revenues. Other revenue for 1995 was $.4 million. This amount included $4.3 million in proceeds received from settlements, $2.2 million in gains from the sales of non-oil and gas assets, $1.1 million of Canadian royalty credits and $2.1 million of other income. Losses from the decoupling of NYMEX and wellhead gas prices of $9.3 million offset these revenues.

     The Company's depreciation, depletion and amortization (DD&A) expense increased to $381.4 million in 1997 from $315.1 million in 1996. On an equivalent barrel basis, full cost DD&A expense increased $.33 per boe, from $5.44 per boe in 1996 to $5.77 per boe in 1997. Reserve revisions due to price declines during the first part of 1997 and an increased cost environment in North America negatively impacted the 1997 rate. Full cost DD&A expense increased in 1996 from $288.4 million, or $5.32 per boe, in 1995.

     Apache's operating costs increased three percent to $231.4 million in 1997 from $225.5 million in 1996. Lease operating expense (LOE), excluding severance taxes, increased from $186.4 million in 1996 to $190.8 million in 1997. LOE increased as a result of Egyptian oil production enhancements and North American gas production gains. On an equivalent barrel basis, LOE for 1997 averaged $3.07 per boe, a $.36 decline from $3.43 per boe in 1996. Production increased with a lower incremental LOE than the 1996 average per unit cost. Specifically, North American gas production and Egyptian oil production carry much lower per unit costs than the 1996 property profile. The divestiture of marginal properties in the U.S. also favorably impacted LOE per boe in 1997. Operating costs increased seven percent in 1996 from $211.7 million in 1995. LOE, excluding severance taxes, increased three percent in 1996 from $181.1 million in 1995. LOE per boe increased three percent in 1996 from $3.34 per boe in 1995. The increase was driven by a flat domestic cost structure with declining production in the Gulf Coast region. The Phoenix acquisition in 1995 also increased LOE per boe. Mitigating these increases was decreased LOE per boe in the Midcontinent region due to incremental production added through the drillbit.

     Administrative, selling and other costs increased $2.3 million, or six percent, from 1996 to 1997. Under a new bonus plan initiated in 1997, Apache provided incentive compensation to all employees based on the achievement of targeted performance, which was the primary reason for the increase. On an equivalent barrel basis, general and administrative (G&A) expense declined from $.66 per boe in 1996 to $.62 per boe in 1997. Production increases were not met with rising administrative costs. Administrative, selling and other costs were lower in 1996 than in 1995 due to the Company's continuing efforts to control costs. On an equivalent barrel basis, G&A expense declined two percent in 1996 from $.67 per boe in 1995.

     Net financing costs for 1997 increased $10.7 million, or 17 percent, over 1996. Gross interest expense increased by $15.3 million due to higher average aggregate debt outstanding at higher average interest rates, which resulted from the extension of Apache's debt maturities. Average aggregate debt outstanding and average interest rates increased to $1.4 billion and 7.69 percent, respectively, from $1.2 billion and 7.40 percent in 1996. In 1997, Apache wrote off $1.2 million in deferred loan costs related to cancellation of two secured credit facilities with the International Finance Corporation (IFC). Additional capitalized interest of $5.8 million in 1997 mitigated these increases. Capitalized interest is based on the carrying value of unproved properties. Higher international unevaluated costs caused the increase in 1997. Net financing costs for 1996 decreased $9.0 million, or 13 percent, from the prior year due to higher amounts of capitalized interest, partially offset by higher gross interest costs. Capitalized interest increased $11.7 million for 1996 due to an increase in the unproved property base resulting from acquisitions made in 1995 and 1996. Gross interest expense increased $1.8 million for 1996 as compared to 1995. Average outstanding debt increased $78.8 million compared to 1995. Offsetting this increase was a decline of .36 percent in Apache's weighted average interest rate.

MARKET RISK

COMMODITY RISK

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $1.78 per Mcf to a monthly high of $3.38 per Mcf during 1997. Oil prices ranged from a low of $16.71 per barrel to a high of $24.17 per barrel during the same period.

     The Company periodically enters into hedging activities with respect to a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage its exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not hold or issue derivative instruments for trading purposes. In 1997, Apache recognized a net gain of $1.4 million from hedging activities that increased oil and gas production revenues. The net gain in 1997 includes $14.5 million in derivative income and $13.1 million in losses on fixed price physical gas contracts. In 1996, Apache recognized a net loss from hedging activities of $23.8 million. Gains or losses on natural gas derivative contracts are expected to be offset by sales at the spot market price or to preserve the margin on existing physical contracts. A 10 percent improvement in year-end spot market prices would increase the fair value of derivative contracts in effect at December 31, 1997 by $21 million, while a 10 percent fall in spot prices would decrease the fair value of these instruments by $21 million.

     Hedging activity relative to oil production resulted in a $.1 million gain in 1997. The Company did not have any open positions with respect to crude oil hedging at December 31, 1997.

INTEREST RATE RISK

     The Company considers its interest rate risk exposure minimal as a result of fixing interest rates on over two-thirds of the Company's debt. Total debt at December 31, 1997, included about $473 million of floating-rate debt. As a result, Apache's annual interest costs in 1998 will fluctuate based on short-term interest rates on approximately 31 percent of its total debt outstanding at December 31, 1997. The impact on annual cash flow of a 10 percent change in the floating rate (approximately 64 basis points) would be $3 million.

FOREIGN CURRENCY RISK

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Australia gas production is sold under fixed-price Australian dollar contracts and substantially all capital expenditures and operating costs are paid in Australian dollars. Revenue and disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the exchange rate on the transaction date. Reported cash flow relating to Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. Substantially all of the Company's international transactions, outside of Canada and Australia, are denominated in U.S. dollars.

     The Company's Canadian and Australian subsidiaries have net financial obligations that are denominated in a currency other than the functional reporting currency of the subsidiaries. A decrease in value of 10 percent in the Australian and Canadian dollars relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency loss of approximately $11 million, based on December 31, 1997 amounts. The Company considers its current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 1997.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, payment of dividends, and capital obligations for affiliated ventures. The Company funds its exploration and development activities through internally generated cash flows. Apache budgets its capital expenditures based upon projected cash flows. The Company routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and cash flow. The Company cannot predict future product prices.

     Capital Expenditures -- Apache's oil and gas capital expenditures over the last three years are summarized below:

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Exploration and Development:
  United States....................................  $375,015    $302,494    $216,430
  Canada...........................................    57,669      58,768      27,788
  Egypt............................................   152,564      63,597      11,852
  Australia........................................    70,802      46,838      32,373
  Ivory Coast......................................     1,077       7,914       1,287
  Other International..............................    28,293      14,084      22,438
                                                     --------    --------    --------
     Total.........................................  $685,420    $493,695    $312,168
                                                     ========    ========    ========
Acquisitions of Oil and Gas Properties.............  $225,934    $446,205    $820,918
                                                     ========    ========    ========

     Expenditures for exploration and development totaled $685.4 million in 1997 compared to $493.7 million in 1996. Apache's drilling program in 1997 added
113.5 MMboe of reserves (including revisions) and replaced 183 percent of production. In the United States, Apache completed 261 gross wells as producers out of 318 gross wells drilled during the year, compared with 229 gross producers out of 293 gross wells drilled in 1996. In Canada, Apache completed 60 gross wells as producers out of 81 gross wells drilled during the year, compared with 50 gross producers out of 77 gross wells drilled in 1996.

     Internationally, the Company completed 41 gross producers out of 73 gross wells drilled in 1997, compared to 24 gross producers out of 36 gross wells in 1996. The international wells drilled in 1997 included 30 successful wells in Egypt and nine successful wells in Australia.

     The total capital expenditures budget for 1998 is $523.2 million. This includes $274.0 million for North America. Estimated U.S. exploration and development expenditures for 1998 are $227.8 million, which includes $122.6 million in the Gulf region, $70.0 million in the Midcontinent region and $35.2 million in the Western region. Apache expects to spend $46.2 million in Canada in 1998. The Company expects its other international exploration and development expenditures in 1998, exclusive of facilities, to total approximately $249.2 million.

     On November 20, 1997, the Company, acquired all the capital stock of three companies owning interests in certain oil and gas properties (including 31.9 MMboe of proved oil and natural gas reserves) and production facilities offshore Western Australia for approximately $300 million pursuant to three agreements with subsidiaries of Mobil. Funds for the Ampolex Group Transaction were obtained principally from borrowings under the Company's global credit facility.

     The Ampolex Group Transaction, net of the sale of certain properties to Hardy Petroleum Limited (Hardy), increased the Company's interest to 47.5 percent from 22.5 percent in the Carnarvon Basin's Harriet area, which includes the Varanus Island pipeline, processing and production complex and eight existing oil and gas fields. In addition, the Company's interest in the East Spar field, which produces through the Varanus Island facilities, increased to 45 percent from 20 percent. Apache operates the Harriet/East Spar Properties.

     In conjunction with the closing of the Ampolex Group Transaction on December 9, 1997, the Company entered into an agreement with Hardy under which Hardy agreed to purchase a 10 percent interest in the Company's East Spar gas field and related production facilities in Western Australia. The transaction closed on January 28, 1998 with a total sales price of approximately $63 million in cash.

     In 1997, the Company also completed 45 tactical regional acquisitions for cash consideration totaling $33.6 million. These acquisitions added approximately 6.6 MMboe to the Company's reserves.

     Cash expenditures for acquisitions of proved oil and gas properties during 1996 totaled $446.2 million compared to $820.9 million in 1995. The Company added 52 MMboe of proved oil and gas reserves through purchases in 1996. The most significant transaction completed in 1996 was the merger with Phoenix. Apache acquired oil and gas properties totaling $331.2 million from Phoenix. Apache also acquired $115.0 million of other oil and gas properties located primarily in the Company's existing focus areas. This amount included the purchase of certain oil and gas properties from Hall-Houston for $46 million in cash. Funds for the acquisitions were obtained principally from borrowings under the Company's revolving bank credit facility.

     On March 1, 1995, Apache purchased certain United States oil and gas properties from Texaco for approximately $567 million in cash, subject to adjustment. Funds for the Texaco transaction were obtained from several sources, including increased borrowing capacity under the Company's revolving bank credit facility and proceeds of Apache's $172.5 million 6-percent convertible subordinated debentures due 2002 (6-percent debentures), which were issued on January 4, 1995.

     In September 1995, Apache acquired substantially all of the oil and natural gas assets of Aquila for approximately $210 million. The oil and gas properties included approximately 107,000 developed and 49,000 undeveloped net acres located primarily in Apache's Anadarko Basin and Gulf of Mexico core areas. Also included in the transaction was the purchase of a five-year, four-month premium-price gas contract and interests in four gas processing plants.

     Debt and Interest Commitments -- At December 31, 1997, Apache had outstanding debt of $255 million under its global credit facility and an aggregate of $1,263.6 million of other debt. This other debt included notes and debentures maturing in the years 2000 through 2096. Debt outstanding at December 31, 1997 of $1.5 billion was up 23 percent over the $1.2 billion outstanding at December 31, 1996. The increase reflects the Ampolex Group Transaction and other 1997 property acquisitions. The Company's debt-to-capitalization ratio increased from 44.9 percent at December 31, 1996 to 46.8 percent at December 31, 1997. Apache's debt-to-capitalization ratio for January 1998 fell below 42 percent due in part to the conversion of 90 percent of the $172.5 million 6-percent debentures into approximately 5.1 million shares of Apache common stock. Interest payments on the Company's debt for 1998 are projected to be $116.2 million (using weighted average balances for floating rate obligations). Scheduled principal payments for 1998 total $17.2 million.

     Dividend Payments -- Dividends paid during 1997 totaled $25.3 million, up eight percent from 1996, due to the increased number of shares outstanding. The Company has paid cash dividends on its common stock for 124 consecutive quarters through December 31, 1997, and expects to continue payment of dividends at current levels. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets.

     Net Cash Provided by Operating Activities -- Apache's net cash provided by operating activities during 1997 totaled $723.8 million, an increase of 48 percent from the $490.5 million provided in 1996. This increase was due primarily to higher oil and gas production and higher gas prices in 1997. The receipt of $115.2 million from a purchaser as an advance also impacted 1997 net cash provided by operating activities. This advance was for future natural gas deliveries of 20,000 MMbtu per day over a ten-year period commencing September 1997. Net cash provided by operating activities in 1996 rose $158.4 million from 1995 primarily due to higher product prices.

     Long-Term Borrowings -- In January 1997, the Company established a $300 million commercial paper program that allows Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is supported by availability under the U.S. portion of Apache's global credit facility. In June 1997, the Company expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds. Since its inception in January 1997, the commercial paper program has been rated A-2, Prime-2 and D-1- (D-One-Minus) by Standard & Poor's (S&P), Moody's and Duff and Phelps, respectively.

     Also in January 1997, S&P upgraded the Company's senior long-term debt rating from BBB to BBB+ and subordinated long-term debt rating from BBB- to BBB. Apache was also named to the S&P 500 in 1997.

     In June 1997, the Company replaced its $1 billion global borrowing-base credit facility with a new $1 billion global credit facility that provides Apache with greater borrowing capacity, increased financial flexibility and less restrictive covenants, while lowering its all-in borrowing cost by 7 1/2 basis points.

     The global credit facility consists of three separate bank facilities: a $700 million facility in the U.S.; a $175 million facility in Australia; and a $125 million facility in Canada. The global credit facility enables Apache to draw on the entire $1 billion facility without restrictions tied to periodic revaluation of the Company's oil and gas reserves.

     In August 1997, Apache issued $150 million principal amount, $148 million net of discount, of senior unsecured 7.375-percent debentures maturing on August 15, 2047. The proceeds from this issuance were used to reduce the Company's outstanding commercial paper obligations and for general corporate purposes.

     The Company terminated two secured credit facilities with the IFC in October 1997. This financing was replaced with a secured, revolving credit facility that provides total commitments of $250 million and an initial borrowing base of $150 million. This borrowing base will be redetermined semi-annually. The total amount of commitments under the facility is currently scheduled to be reduced by set increments every six months, beginning two and one-half years after the effective date of the facility. The facility is scheduled to mature on January 3, 2003.

     In December 1997, Apache Finance Pty Ltd, an Australian finance subsidiary, issued $170 million principal amount, $168.7 million net of discount, of 6.5 percent notes due on December 15, 2007. Apache irrevocably and unconditionally guaranteed the notes, and has the right to redeem the notes prior to maturity, subject to certain conditions. The proceeds from this issuance were used to repay funds borrowed for the Ampolex Group Transaction and general corporate purposes.

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity. Net proceeds from the sale were used to reduce existing short-term obligations and for general corporate purposes.

     Stock Transactions -- In November 1997, all the Company's 3.93-percent convertible notes were converted into approximately 2.8 million shares of Apache common stock. The notes were converted at a rate of 37.04 shares of common stock per $1,000 principal amount.

     In January 1998, approximately 90 percent, or $155.6 million, of the Company's 6 percent debentures were converted into 5.1 million shares of Apache common stock at a conversion rate of approximately 32.59 shares of common stock per $1,000 principal amount. The remaining $16.9 million principal amount was redeemed for $17.4 million in cash, plus accrued and unpaid interest.

     Asset Sales -- Apache received $30.1 million in both 1997 and 1996 from the sale of non-strategic oil and gas properties in a number of separate transactions.

     In January 1998, Apache closed the sale of a 10 percent interest in Apache's East Spar gas field and related production facilities in Western Australia for approximately $63 million in cash. Apache used the proceeds to reduce outstanding loans under the Australian portion of the global credit facility.

     Liquidity -- The Company had $9.7 million in cash and cash equivalents on hand at December 31, 1997, down from $13.2 million at December 31, 1996. Apache's ratio of current assets to current liabilities increased from .87:1 at December 31, 1996, to 1.01:1 at December 31, 1997.

     Management believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of December 31, 1997, Apache's available borrowing capacity under its global credit facility was $694.2 million.

IMPACT OF THE YEAR 2000 ISSUE

     The "Year 2000 Issue" is the result of computer software being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If left unremediated, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send oil and gas revenue disbursement checks, or engage in similar normal business activities.

     The Company is in the process of replacing significant portions of its software to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Company will properly recognize dates beyond December 31, 1999. The Company presently believes that with conversions to new software, the Year 2000 Issue will be eliminated. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company plans to replace substantially all of its existing systems within 15 months or not later than March 31, 1999.

     The date on which the Company plans to complete installation of its new system is based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and similar uncertainties.

FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production and cash flow by continuing to explore on and develop its inventory of existing projects and making carefully targeted acquisitions of new assets. Robust oil and gas prices early in 1997 gave way to weaker prices later in the year and on into 1998. Crude oil prices have fallen near their lowest level of the 1990's. While lower prices are expected to negatively impact Apache's 1998 earnings and cash from operations (see, "Market Risk-Commodity Risk" above and "Item 1. Business -- Oil and Natural Gas Prices," "Full Cost Center Ceiling Test," "Reserves; Rates of Production; Development Expenditures; Cash Flow," and "Effect of Volatile Prices"), Apache has taken steps to improve its financial liquidity for the purpose of better positioning the company to fund potential opportunities that might result from industry adversity. Specific actions that may be or have been taken which should impact the Company's activities in 1998 and beyond include:

(1) Selling and trading non-strategic properties to upgrade the Company's property portfolio and reduce debt.

(2) Curtailing projected exploration and development expenditures to remain within cash from operations.

(3) Calling for redemption of $175 million of debentures of which 90 percent or $156 million were converted to equity in January 1998.

     The above steps should strengthen Apache's financial position and add liquidity. Should property acquisition prices fall from the premium price commanded in 1997 to what management believes to be more reasonable levels, Apache may seek to undertake a significant acquisition. Alternatively, if drilling costs retreat further from the levels to which they rose in 1997, Apache may expand its drilling activity. In either event, Apache expects to review the level of its capital expenditures quarterly in light of financial results, product prices, drilling costs and prevailing industry conditions. Even at a reduced capital expenditure level, Apache expects to remain an active operator in North America drilling moderate-risk wells.

     Apache's international properties should continue to grow in importance with respect to Apache's financial results and future growth prospects. Apache's international efforts in the coming year will be focused on development of its discoveries in Egypt, offshore Western Australia, offshore The People's Republic of China and offshore the Ivory Coast, and exploration efforts on the Company's concessions in Egypt and its new properties in Poland. While international exploration is recognized as higher risk than Apache's North

American activities, the Company believes it offers potential for greater rewards and significant reserve additions. Apache also believes that reserve additions in these international areas may be made through higher risk exploration and through improved production practices and recovery techniques.

FORWARD-LOOKING STATEMENTS AND RISK

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Company's control which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Future oil and gas prices also could affect results of operations and cash flows. Although Apache makes use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices may affect the Company's financial position and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Information About Nominees for Election as Directors," "Information About Continuing Directors," "Executive Officers of the Company," and "Voting Securities and Principal Holders" in the proxy statement relating to the Company's 1998 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

          1. Financial Statements

           Report of independent public accountants....................  F-1
           Report of management........................................  F-2
           Statement of consolidated income for each of the three years in the period ended December 31, 1997.....................  F-3
           Statement of consolidated cash flows for each of the three years in the period ended December 31, 1997...............  F-4
           Consolidated balance sheet as of December 31, 1997 and
             1996......................................................  F-5
           Statement of consolidated shareholders' equity for each of the three years in the
             period ended December 31, 1997............................  F-6
           Notes to consolidated financial statements..................  F-7
           Supplemental oil and gas disclosures........................  F-28
           Supplemental quarterly financial data.......................  F-34

        2. Financial Statement Schedules

       Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

          3. Exhibits

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
           2.1             -- Stock Purchase Agreement, dated July 1, 1991, between
                              Registrant and Amoco Production Company (incorporated by
                              reference to Exhibit 10.1 to Registrant's Current Report
                              on Form 8-K, dated July 1, 1991, SEC File No. 1-4300).
           2.2             -- Form of Acquisition Agreement between Registrant, HERC
                              Acquisition Corporation and Hadson Energy Resources
                              Corporation, dated August 26, 1993, and amended September
                              28, 1993 (incorporated by reference to Exhibit 2.1 to
                              Registrant's Registration Statement on Form S-4,
                              Registration No. 33-67954, filed September 29, 1993).
           2.3             -- Purchase and Sale Agreement by and between Texaco
                              Exploration and Production Inc., as seller, and
                              Registrant, as buyer, dated December 22, 1994
                              (incorporated by reference to Exhibit 99.3 to
                              Registrant's Current Report on Form 8-K, dated November
                              29, 1994, SEC File No. 1-4300).
           2.4             -- Amended and Restated Agreement and Plan of Merger among
                              Registrant, XPX Acquisitions, Inc. and DEKALB Energy
                              Company, dated December 21, 1994 (incorporated by
                              reference to Exhibit 2.1 to Amendment No. 3 to
                              Registrant's Registration Statement on Form S-4,
                              Registration No. 33-57321, filed April 14, 1995).
           2.5             -- Agreement and Plan of Merger among Registrant, YPY
                              Acquisitions, Inc. and The Phoenix Resource Companies,
                              Inc., dated March 27, 1996 (incorporated by reference to
                              Exhibit 2.1 to Registrant's Registration Statement on
                              Form S-4, Registration No. 333-02305, filed April 5,
                              1996).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
           3.1             -- Restated Certificate of Incorporation of Registrant,
                              dated December 1, 1993, as filed with the Secretary of
                              State of Delaware on December 16, 1993 (incorporated by
                              reference to Exhibit 3.1 to Registrant's Annual Report on
                              Form 10-K for year ended December 31, 1993, SEC File No.
                              1-4300).
           3.2             -- Certificate of Ownership and Merger Merging Apache Energy
                              Resources Corporation into Registrant, effective December
                              31, 1995, as filed with the Secretary of State of
                              Delaware on December 21, 1995 (incorporated by reference
                              to Exhibit 3.2 to Registrant's Annual Report on Form 10-K
                              for year ended December 31, 1995, SEC File No. 1-4300).
           3.3             -- Certificate of Designations, Preferences and Rights of
                              Series A Junior Participating Preferred Stock of
                              Registrant, effective January 31, 1996, as filed with the
                              Secretary of State of Delaware on January 22, 1996
                              (incorporated by reference to Exhibit 3.3 to Registrant's
                              Annual Report on Form 10-K for year ended December 31,
                              1995, SEC File No. 1-4300).
           3.4             -- Bylaws of Registrant, as amended July 17, 1997
                              (incorporated by reference to Exhibit 4.4 to Registrant's
                              Registration Statement on Form S-8, Registration No.
                              333-32557, filed July 31, 1997).
           4.1             -- Form of Registrant's common stock certificate
                              (incorporated by reference to Exhibit 4.1 to Registrant's
                              Annual Report on Form 10-K for year ended December 31,
                              1995, SEC File No. 1-4300).
           4.2             -- Rights Agreement, dated January 31, 1996, between
                              Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to
                              Registrant's common shareholders of record on January 31,
                              1996 (incorporated by reference to Exhibit (a) to
                              Registrant's Registration Statement on Form 8-A, dated
                              January 24, 1996, SEC File No. 1-4300).
          10.1             -- Fourth Amended and Restated Credit Agreement, dated
                              October 31, 1996, among Registrant, the lenders named
                              therein, and The First National Bank of Chicago, as
                              Global Administrative Agent, The Chase Manhattan Bank, as
                              Co-Agent, First Chicago Capital Markets, Inc., as
                              Arranger, and Chase Securities Inc., as Arranger
                              (incorporated by reference to Exhibit 10.1 to
                              Registrant's Current Report on Form 8-K, dated October
                              31, 1996, SEC File No. 1-4300).
          10.2             -- Credit Agreement dated October 31, 1996, among Apache
                              Canada Ltd., a wholly-owned subsidiary of Registrant, the
                              lenders named therein, and Bank of Montreal, as Canadian
                              Administrative Agent, The First National Bank of Chicago,
                              as Global Administrative Agent, First Chicago Capital
                              Markets, Inc., as Arranger, and Chase Securities Inc., as
                              Arranger (incorporated by reference to Exhibit 10.2 to
                              Registrant's Current Report on Form 8-K, dated October
                              31, 1996, SEC File No. 1-4300).
          10.3             -- Credit Agreement dated October 31, 1996, among Apache
                              Energy Limited and Apache Oil Australia Pty. Limited,
                              wholly-owned subsidiaries of Registrant, the lenders
                              named therein, and Chase Securities Australia Limited, as
                              Australian Administrative Agent, The First National Bank
                              of Chicago, as Global Administrative Agent, First Chicago
                              Capital Markets, Inc., as Arranger, and Chase Securities
                              Inc., as Arranger (incorporated by reference to Exhibit
                              10.3 to Registrant's Current Report on Form 8-K, dated
                              October 31, 1996, SEC File No. 1-4300).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
          10.4             -- Credit Agreement, dated June 12, 1997, among the
                              Registrant, the lenders named therein, Morgan Guaranty
                              Trust Company, as Global Documentation Agent and U.S.
                              Syndication Agent, The First National Bank of Chicago, as
                              U.S. Documentation Agent, NationsBank of Texas, N.A., as
                              Co-Agent, Union Bank of Switzerland, Houston Agency, as
                              Co-Agent, and The Chase Manhattan Bank, as Global
                              Administrative Agent (incorporated by reference to
                              Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                              dated June 13, 1997, SEC File No. 1-4300).
          10.5             -- Credit Agreement, dated June 12, 1997, among Apache
                              Canada Ltd., a wholly-owned subsidiary of the Registrant,
                              the lenders named therein, Morgan Guaranty Trust Company,
                              as Global Documentation Agent, Royal Bank of Canada, as
                              Canadian Documentation Agent, The Chase Manhattan Bank of
                              Canada, as Canadian Syndication Agent, Bank of Montreal,
                              as Canadian Administrative Agent, and The Chase Manhattan
                              Bank, as Global Administrative Agent (incorporated by
                              reference to Exhibit 10.2 to Registrant's Current Report
                              on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
          10.6             -- Credit Agreement, dated June 12, 1997, among Apache
                              Energy Limited and Apache Oil Australia Pty. Limited,
                              wholly-owned subsidiaries of the Registrant, the lenders
                              named therein, Morgan Guaranty Trust Company, as Global
                              Documentation Agent, Bank of America National Trust and
                              Savings Association, Sydney Branch, as Australian
                              Documentation Agent, The Chase Manhattan Bank, as
                              Australian Syndication Agent, Citisecurities Limited, as
                              Australian Administrative Agent, and The Chase Manhattan
                              Bank, as Global Administrative Agent (incorporated by
                              reference to Exhibit 10.3 to Registrant's Current Report
                              on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
          10.7             -- Fiscal Agency Agreement, dated January 4, 1995, between
                              Registrant and Chemical Bank, as fiscal agent, relating
                              to Registrant's 6% Convertible Subordinated Debentures
                              due 2002 (incorporated by reference to Exhibit 99.2 to
                              Registrant's Current Report on Form 8-K, dated December
                              6, 1994, SEC File No. 1-4300).
          10.8             -- Concession Agreement for Petroleum Exploration and
                              Exploitation in the Khalda Area in Western Desert of
                              Egypt by and among Arab Republic of Egypt, the Egyptian
                              General Petroleum Corporation and Phoenix Resources
                              Company of Egypt, dated April 6, 1981 (incorporated by
                              reference to Exhibit 19(g) to Phoenix's Annual Report on
                              Form 10-K for year ended December 31, 1984, SEC File No.
                              1-547).
          10.9             -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda
                              Area in Western Desert of Egypt by and among Arab
                              Republic of Egypt, the Egyptian General Petroleum
                              Corporation and Phoenix Resources Company of Egypt
                              (incorporated by reference to Exhibit 10(d)(4) to
                              Phoenix's Quarterly Report on Form 10-Q for quarter ended
                              June 30, 1989, SEC File No. 1-547).
          10.10            -- Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix
                              Resources Company of Egypt and Conoco Khalda Inc.
                              (incorporated by reference to Exhibit 10.1 to Phoenix's
                              Registration Statement on Form S-1, Registration No.
                              33-1069, filed October 23, 1985).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
          10.11            -- Amendment, dated March 30, 1989, to Farmout Agreement
                              relating to the Khalda Area Concession, by and between
                              Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                              (incorporated by reference to Exhibit 10(d)(5) to
                              Phoenix's Quarterly Report on Form 10-Q for quarter ended
                              June 30, 1989, SEC File No. 1-547).
         *10.12            -- Amendment, dated May 21, 1995, to Concession Agreement
                              for Petroleum Exploration and Exploitation in the Khalda
                              Area in Western Desert of Egypt between Arab Republic of
                              Egypt, the Egyptian General Petroleum Corporation, Repsol
                              Exploracion Egipto S.A., Phoenix Resources Company of
                              Egypt and Samsung Corporation.
          10.13            -- Concession Agreement for Petroleum Exploration and
                              Exploitation in the Qarun Area in Western Desert of
                              Egypt, between Arab Republic of Egypt, the Egyptian
                              General Petroleum Corporation, Phoenix Resources Company
                              of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993
                              (incorporated by reference to Exhibit 10(b) to Phoenix's
                              Annual Report on Form 10-K for year ended December 31,
                              1993, SEC File No. 1-547).
          10.14            -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                              Exploitation in the Qarun Area, effective June 16, 1994
                              (incorporated by reference to Exhibit 10.18 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1996, SEC File No. 1-4300).
         +10.15            -- 1982 Employee Stock Option Plan, as updated in January
                              1987 to conform to the Tax Reform Act of 1986
                              (incorporated by reference to Exhibit 10.7 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1990, SEC File No. 1-4300).
         +10.16            -- Apache Corporation Corporate Administrative Group
                              Incentive Plan, effective as of January 1, 1989
                              (incorporated by reference to Exhibit 10.8 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1990, SEC File No. 1-4300).
         +10.17            -- First Amendment to Apache Corporation Corporate
                              Administrative Group Incentive Plan, effective January 1,
                              1990 (incorporated by reference to Exhibit 10.14 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1993, SEC File No. 1-4300).
         +10.18            -- Apache Corporation 401(k) Savings Plan, dated August 1,
                              1997, effective January 1, 1997 (incorporated by
                              reference to Exhibit 10.1 to Registrant's current Report
                              on Form 8-K, dated August 8, 1997, SEC File No. 1-4300).
        +*10.19            -- Apache Corporation Money Purchase Retirement Plan, dated
                              December 31, 1997, effective January 1, 1997.
         +10.20            -- Non-Qualified Retirement/Savings Plan of Apache
                              Corporation, as restated January 1, 1997 (incorporated by
                              reference to Exhibit 10.26 to Registrant's Annual Report
                              on Form 10-K for year ended December 31, 1996, SEC File
                              No. 1-4300).
         +10.21            -- Apache International, Inc. Common Stock Award Plan, dated
                              February 12, 1990 (incorporated by reference to Exhibit
                              10.13 to Registrant's Annual Report on Form 10-K for year
                              ended December 31, 1989, SEC File No. 1-4300).
         +10.22            -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated February 9, 1996 (incorporated by reference
                              to Exhibit 10.19 to Registrant's Annual Report on Form
                              10-K for year ended December 31, 1995, SEC File No.
                              1-4300).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
         +10.23            -- Apache Corporation 1995 Stock Option Plan, as amended and restated February 9, 1996 (incorporated by reference to
                              Exhibit 10.20 to Registrant's Annual Report on Form 10-K
                              for year ended December 31, 1995, SEC File No. 1-4300).
         +10.24            -- Apache Corporation 1996 Share Price Appreciation Plan, as
                              amended and restated January 14, 1997 (incorporated by
                              reference to Appendix A to Registrant's definitive 14A
                              Proxy Statement, SEC File No. 1-4300, filed March 28,
                              1997).
         +10.25            -- Apache Corporation 1996 Performance Stock Option Plan, as
                              amended and restated January 14, 1997 (incorporated by
                              reference to Exhibit 10.32 to Registrant's Annual Report
                              on Form 10-K for year ended December 31, 1996, SEC File
                              No. 1-4300).
         +10.26            -- Apache Corporation 1998 Stock Option Plan (incorporated by reference to Appendix A to Registrant's definitive 14A
                              Proxy Statement relating to Registrant's 1998 annual
                              meeting of shareholders, SEC File No. 1-4300).
         +10.27            -- 1990 Employee Stock Option Plan of The Phoenix Resource
                              Companies, Inc., as amended through September 29, 1995,
                              effective April 9, 1990 (incorporated by reference to
                              Exhibit 10.33 to Registrant's Annual Report on Form 10-K
                              for year ended December 31, 1996, SEC File No. 1-4300).
         +10.28            -- Apache Corporation Income Continuance Plan, as amended
                              and restated February 24, 1988 (incorporated by reference
                              to Exhibit 10.19 to Registrant's Annual Report on Form
                              10-K for year ended December 31, 1990, SEC File No.
                              1-4300).
        +*10.29            -- Apache Corporation Non-Employee Directors' Compensation
                              Plan, as amended and restated December 12, 1997.
         +10.30            -- Apache Corporation Directors' Deferred Compensation Plan,
                              as amended and restated September 14, 1994 (incorporated
                              by reference to Exhibit 10.15 to Registrant's Annual
                              Report on Form 10-K for year ended December 31, 1994, SEC
                              File No. 1-4300).
        +*10.31            -- Apache Corporation Outside Directors' Retirement Plan, as
                              amended and restated September 11, 1997.
         +10.32            -- Apache Corporation Equity Compensation Plan for
                              Non-Employee Directors, adopted February 9, 1994, and
                              form of Restricted Stock Award Agreement (incorporated by
                              reference to Exhibit 10.26 to Registrant's Annual Report
                              on Form 10-K for year ended December 31, 1993, SEC File
                              No. 1-4300).
         +10.33            -- Amended and Restated Employment Agreement, dated December
                              5, 1990, between Registrant and Raymond Plank
                              (incorporated by reference to Exhibit 10.39 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1996, SEC File No. 1-4300).
         +10.34            -- First Amendment, dated April 4, 1996, to Restated
                              Employment Agreement between Registrant and Raymond Plank
                              (incorporated by reference to Exhibit 10.40 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1996, SEC File No. 1-4300).
         +10.35            -- Amended and Restated Employment Agreement, dated December
                              20, 1990, between Registrant and John A. Kocur
                              (incorporated by reference to Exhibit 10.10 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1990, SEC File No. 1-4300).
         +10.36            -- Employment Agreement, dated June 6, 1988, between
                              Registrant and G. Steven Farris (incorporated by
                              reference to Exhibit 10.6 to Registrant's Annual Report
                              on Form 10-K for year ended December 31, 1989, SEC File
                              No. 1-4300).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
          10.37            -- Member Gas Purchase Agreement, dated March 1, 1996, by
                              and among Apache Gathering Company, Apache Corporation,
                              MW Petroleum Corporation, DEK Energy Company, Apache
                              Transmission Corporation-Texas and Apache Marketing,
                              Inc., as Seller, and Producers Energy Marketing, LLC, as
                              Buyer (incorporated by reference to Exhibit 10.28 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1995, SEC File No. 1-4300).
         *21.1             -- Subsidiaries of Registrant
         *23.1             -- Consent of Arthur Andersen LLP
         *23.2             -- Consent of Ryder Scott Company Petroleum Engineers
         *23.3             -- Consent of Netherland, Sewell & Associates, Inc.
         *24.1             -- Power of Attorney (included as a part of the signature
                              pages to this report)
         *27.1             -- Financial Data Schedule

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

(b) Reports on Form 8-K

     The following reports on Form 8-K were filed by Apache during the fiscal quarter ended December 31, 1997:

     October 8, 1997 -- Item 2. Acquisition or Disposition of Assets -- Apache, either directly or indirectly through its wholly-owned subsidiary, Apache Energy Limited, entered into three share sale agreements with subsidiaries of Mobil Exploration & Producing Australia Pty Limited for the purchase of all of the capital stock of three companies that own interests in certain oil and gas properties and production facilities offshore Western Australia for approximately U.S. $310 million (subject to adjustments), effective as of July 1, 1997.

     December 5, 1997 -- Item 5. Other Events -- Offering to the public by Apache Finance Pty Ltd of $170 million principal amount of 6 1/2% global notes due 2007, guaranteed by Apache, issuable under an indenture dated December 9, 1997, and registered pursuant to a registration statement on Form S-3 (Registration Nos. 333-39973 and 333-39973-01).

     December 16, 1997 -- Item 5. Other Events -- Apache called for redemption all of its 6% Convertible Subordinated Debentures due 2002, aggregate amount outstanding $172.5 million. Holders are entitled to convert the Debentures into shares of Apache common stock at a conversion price of $30.68 per share. Any Debentures that remain outstanding (not converted) will be redeemed on January 15, 1998, with holders entitled to receive 103 percent of principal amount.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            APACHE CORPORATION

                                                    /s/ RAYMOND PLANK

                                            ------------------------------------
                                                       Raymond Plank
                                            Chairman and Chief Executive Officer
Dated: March 20, 1998

                               POWER OF ATTORNEY

     The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint Raymond Plank, G. Steven Farris, Z. S. Kobiashvili and Roger B. Plank, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                  /s/ RAYMOND PLANK                    Chairman and Chief Executive     March 20, 1998
-----------------------------------------------------    Officer (Principal Executive
                    Raymond Plank                        Officer)

                 /s/ ROGER B. PLANK                    Vice President and Chief         March 20, 1998
-----------------------------------------------------    Financial Officer (Principal
                   Roger B. Plank                        Financial Officer)

               /s/ THOMAS L. MITCHELL                  Vice President and Controller    March 20, 1998
-----------------------------------------------------    (Principal Accounting
                 Thomas L. Mitchell                      Officer)

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

               /s/ FREDERICK M. BOHEN                  Director                         March 20, 1998
-----------------------------------------------------
                 Frederick M. Bohen

                /s/ G. STEVEN FARRIS                   Director                         March 20, 1998
-----------------------------------------------------
                  G. Steven Farris

               /s/ RANDOLPH M. FERLIC                  Director                         March 20, 1998
-----------------------------------------------------
                 Randolph M. Ferlic

               /s/ EUGENE C. FIEDOREK                  Director                         March 20, 1998
-----------------------------------------------------
                 Eugene C. Fiedorek

                /s/ W. BROOKS FIELDS                   Director                         March 20, 1998
-----------------------------------------------------
                  W. Brooks Fields

               /s/ A. D. FRAZIER, JR.                  Director                         March 20, 1998
-----------------------------------------------------
                 A. D. Frazier, Jr.

               /s/ STANLEY K. HATHAWAY                 Director                         March 20, 1998
-----------------------------------------------------
                 Stanley K. Hathaway

                  /s/ JOHN A. KOCUR                    Director                         March 20, 1998
-----------------------------------------------------
                    John A. Kocur

             /s/ GEORGE D. LAWRENCE JR.                Director                         March 20, 1998
-----------------------------------------------------
               George D. Lawrence Jr.

                 /s/ MARY RALPH LOWE                   Director                         March 20, 1998
-----------------------------------------------------
                   Mary Ralph Lowe

                  /s/ F. H. MERELLI                    Director                         March 20, 1998
-----------------------------------------------------
                    F. H. Merelli

                 /s/ JOSEPH A. RICE                    Director                         March 20, 1998
-----------------------------------------------------
                   Joseph A. Rice

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 27, 1998

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

     The consolidated financial statements of Apache Corporation and Subsidiaries have been audited by Arthur Andersen LLP, independent public accountants. Their audits included developing an overall understanding of the Company's accounting systems, procedures and internal controls and conducting tests and other auditing procedures sufficient to support their opinion on the fairness of the consolidated financial statements.

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

Houston, Texas
February 27, 1998

                                            Raymond Plank
                                            Chairman of the Board
                                            and Chief Executive Officer

                                            Roger B. Plank
                                            Vice President and Chief Financial
                                            Officer

                                            Thomas L. Mitchell
                                            Vice President and Chief Accounting
                                            Officer

                      APACHE CORPORATION AND SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                              1997             1996            1995
                                                          -------------     -----------     -----------
                                                          (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES:
  Oil and gas production revenues.......................   $  983,773        $833,164        $653,144
  Gathering, processing and marketing revenues..........      196,951         142,868          97,207
  Equity in income (loss) of affiliates.................       (1,683)           (281)             --
  Other revenues........................................       (2,768)          1,400             351
                                                           ----------        --------        --------
                                                            1,176,273         977,151         750,702
                                                           ----------        --------        --------
OPERATING EXPENSES:
  Depreciation, depletion and amortization..............      381,416         315,144         297,485
  Operating costs.......................................      231,370         225,527         211,742
  Gathering, processing and marketing costs.............      194,279         138,768          91,243
  Administrative, selling and other.....................       38,243          35,911          36,552
  Merger costs..........................................           --              --           9,977
  Financing costs:
     Interest expense...................................      105,148          89,829          88,057
     Amortization of deferred loan costs................        6,438           5,118           4,665
     Capitalized interest...............................      (36,493)        (30,712)        (19,041)
     Interest income....................................       (2,768)         (2,629)         (3,121)
                                                           ----------        --------        --------
                                                              917,633         776,956         717,559
                                                           ----------        --------        --------
INCOME BEFORE INCOME TAXES..............................      258,640         200,195          33,143
  Provision for income taxes............................      103,744          78,768          12,936
                                                           ----------        --------        --------
NET INCOME..............................................   $  154,896        $121,427        $ 20,207
                                                           ==========        ========        ========
NET INCOME PER COMMON SHARE:
  Basic.................................................   $     1.71        $   1.42        $    .28
                                                           ==========        ========        ========
  Diluted...............................................   $     1.65        $   1.38        $    .28
                                                           ==========        ========        ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1997          1996            1995
                                                              -----------    ---------    --------------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   154,896    $ 121,427      $  20,207
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation, depletion and amortization.............      381,416      315,144        297,485
       Amortization of deferred loan costs..................        6,438        5,118          4,665
       Provision for deferred income taxes..................       68,280       61,336         29,382
       Other deferred credits...............................           --           --          4,584
  Cash distributions in excess of (less than) earnings of
     affiliates.............................................        1,768         (163)            --
  Gain on sale of stock held for investment and other.......          (13)        (770)          (906)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     (Increase) decrease in receivables.....................       12,556      (55,645)       (64,399)
     (Increase) decrease in advances to oil and gas ventures
       and other............................................       (7,728)       5,737           (189)
     Increase in product inventory..........................         (800)      (1,487)            --
     (Increase) decrease in deferred charges and other......        1,247       (1,834)        (1,294)
     Increase in payables...................................        1,920       35,998         37,254
     Increase (decrease) in accrued expenses................        9,579       (3,433)        15,236
     Increase (decrease) in advance from gas purchaser......      102,748       (8,540)        (7,038)
     Increase (decrease) in deferred credits and noncurrent
       liabilities..........................................       (8,499)      17,616         (2,864)
                                                              -----------    ---------      ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES............      723,808      490,504        332,123
                                                              -----------    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures..................     (685,420)    (493,695)      (312,168)
  Acquisition of oil and gas properties.....................      (33,562)    (114,971)      (820,918)
  Non-cash portion of net oil and gas property additions....        6,208       46,268          5,092
  Acquisition of Ampolex, net of cash acquired..............     (299,852)          --             --
  Acquisition of Phoenix, net of cash acquired..............           --      (43,294)            --
  Gathering, transmission and processing expenditures.......      (52,437)     (33,355)        (6,700)
  Proceeds from sale of oil and gas properties..............       30,134       30,144        271,937
  Purchase of premium gas contract..........................           --           --        (28,700)
  Prepaid acquisition cost..................................           --           --         25,377
  Purchase of stock held for investment.....................       (1,170)          --           (307)
  Proceeds from sale of stock held for investment...........        1,183        7,193          2,835
  Other capital expenditures, net...........................      (12,955)      (9,375)        (9,859)
  Change in equipment inventory and other, net..............      (17,064)      (2,712)         3,307
  Investment in ProEnergy...................................       (1,290)      (4,430)            --
                                                              -----------    ---------      ---------
       NET CASH USED IN INVESTING ACTIVITIES................   (1,066,225)    (618,227)      (870,104)
                                                              -----------    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................    1,168,201      765,895        856,159
  Payments on long-term debt................................     (812,327)    (615,765)      (500,579)
  Dividends paid............................................      (25,275)     (23,420)       (18,915)
  Proceeds from issuance of common stock....................       11,623        8,145        197,006
  Payments to acquire treasury stock........................         (386)      (1,698)           (26)
  Cost of debt and equity transactions......................       (2,894)      (5,906)       (12,074)
                                                              -----------    ---------      ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES............      338,942      127,251        521,571
                                                              -----------    ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (3,475)        (472)       (16,410)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       13,161       13,633         30,043
                                                              -----------    ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $     9,686    $  13,161      $  13,633
                                                              ===========    =========      =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     9,686    $    13,161
  Receivables...............................................      224,025        234,646
  Inventories...............................................       36,041         13,963
  Advances to oil and gas ventures and other................       15,579          6,386
  Assets held for resale....................................       62,998             --
                                                              -----------    -----------
                                                                  348,329        268,156
                                                              -----------    -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
     Proved properties......................................    5,530,991      4,713,113
     Unproved properties and properties under development,
      not being amortized...................................      453,556        388,872
     International concession rights, not being amortized...       79,000         99,000
  Gas gathering, transmission and processing facilities.....      246,049        121,446
  Other.....................................................       71,067         58,882
                                                              -----------    -----------
                                                                6,380,663      5,381,313
  Less: Accumulated depreciation, depletion and
     amortization...........................................   (2,647,478)    (2,281,252)
                                                              -----------    -----------
                                                                3,733,185      3,100,061
                                                              -----------    -----------
OTHER ASSETS:
  Deferred charges and other................................       57,119         64,213
                                                              -----------    -----------
                                                              $ 4,138,633    $ 3,432,430
                                                              ===========    ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    17,200    $     2,000
  Accounts payable..........................................      178,361        174,941
  Accrued operating expense.................................       20,153         17,263
  Accrued exploration and development.......................       82,392         76,465
  Accrued compensation and benefits.........................       17,600         12,262
  Accrued interest..........................................       20,598         15,576
  Other accrued expenses....................................        7,479         11,150
                                                              -----------    -----------
                                                                  343,783        309,657
                                                              -----------    -----------
LONG-TERM DEBT..............................................    1,501,380      1,235,706
                                                              -----------    -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................      355,619        254,789
  Advances from gas purchaser...............................      154,546         51,798
  Other.....................................................       54,128         61,964
                                                              -----------    -----------
                                                                  564,293        368,551
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Common stock, $1.25 par, 215,000,000 shares authorized,
     94,478,788 and 91,224,028 shares issued,
     respectively...........................................      118,098        114,030
  Paid-in capital...........................................    1,085,063      1,002,540
  Retained earnings.........................................      561,981        432,588
  Treasury stock, at cost, 1,174,247 and 1,165,231 shares,
     respectively...........................................      (15,506)       (15,152)
  Currency translation adjustments..........................      (20,459)       (15,490)
                                                              -----------    -----------
                                                                1,729,177      1,518,516
                                                              -----------    -----------
                                                              $ 4,138,633    $ 3,432,430
                                                              ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                       CURRENCY         TOTAL
                                        COMMON     PAID-IN     RETAINED    TREASURY   TRANSLATION   SHAREHOLDERS'
                                        STOCK      CAPITAL     EARNINGS     STOCK     ADJUSTMENT       EQUITY
                                       --------   ----------   ---------   --------   -----------   -------------
                                                                     (IN THOUSANDS)

BALANCE, DECEMBER 31, 1994...........  $ 88,482   $  500,101   $335,293    $(13,452)   $(19,337)     $  891,087
  Net income.........................        --           --     20,207          --          --          20,207
  Dividends ($.28 per common
     share)..........................        --           --    (20,030)         --          --         (20,030)
  Common shares issued...............     9,642      187,364         --          --          --         197,006
  Treasury shares purchased..........        --           --         --         (26)         --             (26)
  Currency translation adjustments...        --           --         --          --       3,561           3,561
                                       --------   ----------   --------    --------    --------      ----------
BALANCE, DECEMBER 31, 1995...........    98,124      687,465    335,470     (13,478)    (15,776)      1,091,805
  Net income.........................        --           --    121,427          --          --         121,427
  Dividends ($.28 per common
     share)..........................        --           --    (24,309)         --          --         (24,309)
  Common shares issued...............    15,906      315,075         --          --          --         330,981
  Treasury shares issued.............        --           --         --          24          --              24
  Treasury shares purchased..........        --           --         --      (1,698)         --          (1,698)
  Currency translation adjustments...        --           --         --          --         286             286
                                       --------   ----------   --------    --------    --------      ----------
BALANCE, DECEMBER 31, 1996...........   114,030    1,002,540    432,588     (15,152)    (15,490)      1,518,516
  Net income.........................        --           --    154,896          --          --         154,896
  Dividends ($.28 per common
     share)..........................        --           --    (25,503)         --          --         (25,503)
  Common shares issued...............     4,068       82,523         --          --          --          86,591
  Treasury shares issued.............        --           --         --          32          --              32
  Treasury shares purchased..........        --           --         --        (386)         --            (386)
  Currency translation adjustments...        --           --         --          --      (4,969)         (4,969)
                                       --------   ----------   --------    --------    --------      ----------
BALANCE, DECEMBER 31, 1997...........  $118,098   $1,085,063   $561,981    $(15,506)   $(20,459)     $1,729,177
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

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into four U.S. operating regions (Offshore, Midcontinent, Gulf Coast and Western), plus a Canadian region. Approximately 72 percent of the Company's proved reserves are located in North America. Internationally, Apache has exploration and production interests offshore Western Australia and in Egypt, and exploration interests in Poland, offshore The People's Republic of China, offshore the Ivory Coast and in Indonesia. Apache treats all operations as one segment of business.

     The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves. A substantial portion of the Company's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 60 percent of Apache's 1997 production on an energy equivalent basis, the Company is affected more by fluctuations in natural gas prices than in oil prices.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company's interests in oil and gas ventures and partnerships are proportionately consolidated. Apache's investment in Producers Energy Marketing LLC (ProEnergy), a jointly-owned natural gas marketing company, is accounted for using the equity method.

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

     Property and Equipment -- The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Exclusive of field-level costs, Apache capitalized $11.9 million, $12.1 million and $12.5 million of internal costs in 1997, 1996 and 1995, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Internal costs attributable to the management of the Company's producing properties, before recoveries from industry partners, totaled $22.5 million, $17.0 million and $16.3 million in 1997, 1996, and 1995, respectively, and are included in operating costs in the Company's statement of consolidated income. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's reserve volumes are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains and losses are not recognized.

     Apache computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized interest costs are excluded from the amortization base until the properties associated with these costs are evaluated. The amortizable base includes

                      APACHE CORPORATION AND SUBSIDIARIES
estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. These future costs are generally estimated by engineers employed by Apache.

     Apache limits, on a country-by-country basis, the capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged to nonrecurring DD&A expense. Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has not indicated an intention to repeal this legislation.

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

     Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from two to 15 years. Accumulated depreciation for these assets totaled $51.8 million and $36.6 million at December 31, 1997 and 1996, respectively.

     Accounts Payable -- Included in accounts payable at December 31, 1997 and 1996, are liabilities of approximately $36.3 million and $36.5 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.

     Revenue Recognition -- Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. Differences between volumes sold and entitled volumes create gas imbalances which are generally reflected as adjustments to reported gas reserves and future cash flows in the Company's supplemental oil and gas disclosures. Adjustments for gas imbalances totaled approximately one percent of Apache's proved gas reserves at December 31, 1997. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.

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

     Income Taxes -- The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and

                      APACHE CORPORATION AND SUBSIDIARIES

(ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

     Foreign Currency Translation -- The U.S. dollar is considered the functional currency for each of the Company's international operations, except for its Canadian subsidiary whose functional currency is the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiary's foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in a separate component of shareholders' equity. For other international operations, transaction gains or losses are recognized in net income.

     Net Income Per Common Share -- Basic and diluted net income per common share have been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company adopted at year-end 1997. Net income per share amounts for prior periods have been restated to conform with the provisions of the new standard. Basic net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Calculations of basic and diluted net income per common share are illustrated in Note 7.

     Stock-Based Compensation -- The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows therefrom (see supplemental oil and gas disclosures).

2. ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

     On November 20, 1997, the Company acquired all the capital stock of three companies owning interests in certain oil and gas properties (including 31.9 MMboe of proved oil and natural gas reserves) and production facilities offshore Western Australia for approximately $300 million from subsidiaries of Mobil Exploration & Producing Australia Pty Ltd (Ampolex Group Transaction). The Ampolex Group Transaction, net of the sale of certain properties to Hardy Petroleum Limited (Hardy), increased the Company's interest to 47.5 percent from
22.5 percent in the Carnarvon Basin's Harriet area, which includes the Varanus Island pipeline, processing and production complex and eight existing oil and gas fields. The transaction also increased the Company's interest in the East Spar field, which produces through the Varanus Island facilities, to 45 percent from 20 percent. Apache operates the Harriet and East Spar properties.

                      APACHE CORPORATION AND SUBSIDIARIES

     The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows:

                                                              (IN THOUSANDS)
Value of properties acquired, including gathering and
  transportation facilities.................................     $264,539
Assets held for resale......................................       63,058
Working capital acquired, net...............................        6,692
Deferred income tax liability...............................      (34,437)
                                                                 --------
Cash paid, net of cash acquired.............................     $299,852
                                                                 ========

     In conjunction with the closing of the Ampolex Group Transaction, the Company entered into an agreement with Hardy on December 9, 1997, under which Hardy agreed to purchase a 10 percent interest in the Company's East Spar field and related production facilities. The transaction closed on January 28, 1998, with a total sales price of approximately $63 million in cash. The assets sold to Hardy are reported as assets held for resale in the accompanying consolidated balance sheet.

     In 1997, the Company also completed 45 tactical regional acquisitions for cash consideration totaling $33.6 million. These acquisitions added approximately 6.6 MMboe to the Company's reserves.

     On May 20, 1996, Apache acquired, for approximately $396.3 million, The Phoenix Resource Companies, Inc. (Phoenix, now known as Apache PHN Company, Inc.), an oil and gas company operating primarily in the Arab Republic of Egypt, through a merger (Merger) which resulted in Phoenix becoming a wholly owned subsidiary of Apache. Pursuant to the Merger Agreement, shares of Phoenix common stock then outstanding and outstanding Phoenix stock options (which were assumed by Apache) were converted into the right to receive (a) .75 shares of Apache common stock with any fractional shares paid in cash, without interest, and (b) $4.00 in cash. As a result, 12.2 million shares of Apache common stock, valued at $26 per share, were issued and approximately $65 million was paid to former Phoenix shareholders.

     In 1996, the Company also completed 62 tactical regional acquisitions for cash consideration totaling $115.0 million. These acquisitions added approximately 18.9 MMboe to the Company's reserves.

     In September 1995, Apache acquired substantially all the oil and gas assets of Aquila Energy Resources Corporation (Aquila) for approximately $210 million. The acquired assets included proved reserves totaling an estimated 157 Bcf of gas equivalent, approximately 107,000 developed and 49,000 undeveloped net acres located primarily in Apache's Anadarko Basin and Gulf of Mexico core areas, a five-year, four-month premium-price gas contract effective September 1, 1995, and non-operated interests in four gas processing plants. The gas contract calls for Aquila Energy Marketing Corporation, a wholly owned subsidiary of UtiliCorp United Inc., to purchase 20 to 25 MMcf of gas per day from Apache at a price of $2.70 per Mcf in 1996, escalating to $3.20 per Mcf in the year 2000.

     On May 17, 1995, Apache acquired DEKALB Energy Company (DEKALB, now known as DEK Energy Company), an oil and gas company engaged in the exploration for, and the development of, crude oil and natural gas in Canada, through a merger which resulted in DEKALB becoming a wholly owned subsidiary of Apache. Pursuant to the merger agreement, 8.4 million shares of Apache common stock were exchanged for the outstanding DEKALB stock and DEKALB employee stock options. Merger costs of approximately $10 million were charged to expense in 1995. The merger was accounted for as a "pooling of interests" and, as a result, the Company's consolidated financial statements for periods prior to the merger have been restated to include combined results with DEKALB.

     On March 1, 1995, Apache completed the acquisition of 315 oil and gas fields from Texaco Exploration and Production Inc. (Texaco) for an adjusted purchase price of approximately $567 million. The Texaco

                      APACHE CORPORATION AND SUBSIDIARIES
properties included estimated proved reserves at the effective date, after adjustment for the exercise of preferential rights and properties excluded following due diligence, of approximately 105 MMboe.

     Except for the DEKALB transaction, each transaction described above has been accounted for using the purchase method of accounting and has been included in the financial statements of Apache since the date of acquisition.

     The following unaudited pro forma financial information shows the effect on the Company's consolidated results of operations as if the Phoenix Merger occurred on January 1, 1996. The pro forma data is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                             FOR THE YEAR
                                                       ENDED DECEMBER 31, 1996
                                                      --------------------------
                                                      AS REPORTED      PRO FORMA
                                                      -----------      ---------
(UNAUDITED)                                           (IN THOUSANDS, EXCEPT PER
                                                          COMMON SHARE DATA)
Revenues............................................   $977,151        $992,077
Net income..........................................    121,427         125,040
Net income per common share:
  Basic.............................................   $   1.42        $   1.39
  Diluted...........................................       1.38            1.36

DIVESTITURES

     Apache received $30.1 million in each of 1997 and 1996 from the sale of non-strategic oil and gas properties in a number of separate transactions.

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

3. INVESTMENTS IN EQUITY SECURITIES

     At December 31, 1997 and 1996, Apache had no investments in equity securities.

     The Company realized gains totaling approximately $13,000, $770,000 and $906,000 from the sale of equity securities during 1997, 1996 and 1995, respectively. Apache utilizes the average cost method in computing realized gains or losses, which are included in other revenues in the accompanying statement of consolidated income.

                      APACHE CORPORATION AND SUBSIDIARIES

4. DEBT

LONG-TERM DEBT

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Apache:
  Global credit facility -- U.S.............................  $       --    $  220,000
  Commercial paper, expected to be refinanced...............      50,800            --
  7.95-percent notes due 2026, net of discount..............     178,531       178,518
  6-percent convertible subordinated debentures due 2002....     172,500       172,500
  7.625-percent debentures due 2096, net of discount........     149,175       149,175
  7.375-percent debentures due 2047, net of discount........     147,984            --
  9.25-percent notes due 2002, net of discount..............      99,805        99,772
  7.7-percent notes due 2026, net of discount...............      99,638        99,634
  3.93-percent convertible notes due 1997...................          --        75,000
  Money market lines of credit..............................      17,200         2,000
                                                              ----------    ----------
                                                                 915,633       996,599
                                                              ----------    ----------

Subsidiary and other obligations:
  Global credit facility -- Australia.......................     139,000        73,500
  Global credit facility -- Canada..........................     116,000        83,000
  Apache Finance 6.5-percent notes due 2007, net of
     discount...............................................     168,722            --
  Revolving credit facility -- Egypt........................     150,000            --
  IFC credit facilities -- Egypt............................          --        54,750
  DEKALB 9.875-percent notes due 2000.......................      29,225        29,225
  Other.....................................................          --           632
                                                              ----------    ----------
                                                                 602,947       241,107
                                                              ----------    ----------
Total debt..................................................   1,518,580     1,237,706
Less: current maturities....................................     (17,200)       (2,000)
                                                              ----------    ----------
Long-term debt..............................................  $1,501,380    $1,235,706
                                                              ==========    ==========

     On June 12, 1997, Apache replaced its $1 billion global borrowing-base credit facility with a new $1 billion global corporate credit facility (global credit facility). The global credit facility consists of three separate bank facilities: a $700 million facility in the United States; a $175 million facility in Australia; and a $125 million facility in Canada. The global credit facility enables Apache to draw on the entire $1 billion facility without restrictions tied to periodic revaluation of the Company's oil and gas reserves. As of December 31, 1997, Apache's available borrowing capacity under the global credit facility was $694.2 million. Under the financial covenants of the global credit facility, the Company must (i) maintain a consolidated tangible net worth, as defined, of at least $1.051 billion as of December 31, 1997, which is adjusted for subsequent earnings, and (ii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The Company was in compliance with all financial covenants at December 31, 1997.

     The global credit facility is scheduled to mature on June 12, 2002, and the agreement provides for perpetual one-year extensions as requested by the Company, subject to the approval of the lenders. At the Company's option, the interest rate is based on (i) the greater of (a) The Chase Manhattan Bank's prime rate or (b) the federal funds rate plus one-half of one percent, (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating, or (iii) a margin that is determined by competitive bids from the participating banks. At December 31, 1997, the margin over LIBOR for committed loans was .185 percent. The Company also pays a quarterly facility fee of .09 percent on the total

                      APACHE CORPORATION AND SUBSIDIARIES
amount of each of the three facilities, which fee varies based upon the Company's senior long-term debt rating.

     In January 1997, Standard & Poor's upgraded the Company's senior long-term debt rating from BBB to BBB+ and subordinated long-term debt rating from BBB- to BBB.

     In January 1997, the Company established a $300 million commercial paper program which allows Apache to borrow funds for up to 270 days at competitive interest rates. In June 1997, the Company expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds. Since its inception in January 1997, the commercial paper program has been rated A-2, Prime-2 and D-1- (D-One-Minus) by Standard & Poor's, Moody's and Duff and Phelps, respectively. As of December 31, 1997, $50.8 million was outstanding under Apache's commercial paper program. The commercial paper is classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under the global credit facility.

     In February 1996, Apache issued $100 million principal amount, $99.6 million net of discount, of senior unsecured 7.7-percent notes due March 15, 2026. In April 1996, the Company issued $180 million principal amount, $178.5 million net of discount, of senior unsecured 7.95-percent notes maturing on April 15, 2026. Additionally, in November 1996, Apache issued $150 million principal amount, $149.2 million net of discount, of senior unsecured 7.625-percent debentures maturing on November 1, 2096. None of these instruments are redeemable prior to maturity; however, under certain conditions, Apache has the right to advance maturity of the above-referenced debentures.

     In August 1997, Apache issued $150 million principal amount, $148.0 million net of discount, of senior unsecured 7.375-percent debentures maturing on August 15, 2047. The debentures are not redeemable prior to maturity; however, Apache has the right to advance maturity, under certain conditions.

     The 9.25-percent notes totaling $100 million were issued by Apache in May 1992 and are not redeemable prior to their maturity in June 2002. Upon certain changes in control of the Company, these notes are subject to mandatory repurchase.

     In November 1997, the Company's 3.93-percent convertible notes were converted into approximately 2.8 million shares of Apache common stock at a conversion price of $27 per share.

     At December 31, 1997, the Company also had certain uncommitted money market lines of credit which are used from time to time for working capital purposes. As of December 31, 1997, an aggregate of $17.2 million was outstanding under such credit lines.

     In December 1997, Apache Finance Pty Ltd, (Apache Finance), an Australian finance subsidiary of the Company, issued $170 million principal amount, $168.7 million net of discount, of senior unsecured 6.5-percent notes due December 15, 2007. The notes are irrevocably and unconditionally guaranteed by Apache. The Company has the right to redeem the notes prior to maturity, under certain conditions.

     On October 30, 1997, three of the Company's Egyptian subsidiaries entered into a secured, revolving credit facility with a group of banks. The facility provides for total commitments of $250 million, with availability determined by a borrowing base formula. The initial borrowing base was set at $150 million and will be redetermined semi-annually. The total amount of commitments under the facility is currently scheduled to be reduced by set increments every six months, beginning two and one-half years after the effective date of the facility. The facility is presently secured solely by assets associated with the Company's Qarun and Khalda concessions and shares of stock of the Company's subsidiaries holding said concessions, with provisions that will permit the inclusion of other of the Company's Egyptian subsidiaries as borrowers with security interests on such subsidiaries' assets and shares of stock. Interest is assessed at LIBOR plus a margin of .375 percent, which is scheduled to increase to .625 percent on the third anniversary of the facility;

                      APACHE CORPORATION AND SUBSIDIARIES
however, if the facility is extended the rate increase would occur two years from the end of the facility's extended term. A quarterly fee of .375 percent is payable on the available portion of the commitments, while a quarterly fee of
 .1875 percent is payable on the difference between the borrowing base and the total amount of commitments under the facility. The facility is scheduled to mature on January 3, 2003.

     In October 1997, the Company provided funds to two of its Egyptian subsidiaries to repay all amounts outstanding under two secured credit facilities with the International Finance Corporation (IFC), which were terminated.

     The DEKALB 9.875-percent notes mature on July 15, 2000 and are not redeemable prior to their maturity.

     As of December 31, 1997 and 1996, the Company had approximately $18.2 million and $20.3 million, respectively, of unamortized costs associated with its various debt obligations. These costs are reflected as deferred charges in the accompanying consolidated balance sheet and are being amortized over the life of the related debt.

     In January 1998, approximately 90 percent, or $155.6 million, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share. The remaining $16.9 million of principal amount was redeemed for $17.4 million in cash, plus accrued and unpaid interest. The Company recorded a $.8 million loss on the early extinguishment of debt in January 1998.

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity.

     The indentures for the notes and debentures described above place certain restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.

AGGREGATE MATURITIES OF DEBT

                                                              DECEMBER 31, 1997
                                                              -----------------
                                                               (IN THOUSANDS)
1998........................................................     $   17,200
1999........................................................             --
2000........................................................         29,225
2001........................................................         25,000
2002........................................................        703,105
Thereafter..................................................        744,050
                                                                 ----------
                                                                 $1,518,580
                                                                 ==========

5. INCOME TAXES

     Income before income taxes is composed of the following:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         1997        1996       1995
                                                       --------    --------    -------
                                                               (IN THOUSANDS)
United States........................................  $171,304    $154,759    $28,155
International........................................    87,336      45,436      4,988
                                                       --------    --------    -------
     Total...........................................  $258,640    $200,195    $33,143
                                                       ========    ========    =======

                      APACHE CORPORATION AND SUBSIDIARIES

     The total provision for income taxes consists of the following:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         1997       1996        1995
                                                       --------    -------    --------
                                                               (IN THOUSANDS)
Current taxes:
  Federal............................................  $    300    $    --    $(16,776)
  Foreign............................................    35,164     17,432         330
Deferred taxes.......................................    68,280     61,336      29,382
                                                       --------    -------    --------
                                                       $103,744    $78,768    $ 12,936
                                                       ========    =======    ========

     A reconciliation of the federal statutory income tax amounts to the effective amounts is shown below:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          1997         1996        1995
                                                        ---------    --------    --------
                                                                 (IN THOUSANDS)
Statutory income tax..................................  $ 90,524     $70,068     $11,600
State income tax, less federal benefit................     3,987       4,558       1,282
Taxation of foreign operations........................    10,842       5,226         135
Increase in foreign corporate income tax rates........        --          --       1,757
All other, net........................................    (1,609)     (1,084)     (1,838)
                                                        --------     -------     -------
                                                        $103,744     $78,768     $12,936
                                                        ========     =======     =======

     The net deferred tax liability is comprised of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Deferred income...........................................  $  (2,259)   $    (443)
  Federal net operating loss carryforwards..................    (79,009)     (65,018)
  State net operating loss carryforwards....................    (12,562)     (10,363)
  Statutory depletion carryforwards.........................     (3,316)      (5,469)
  Alternative minimum tax credits...........................     (9,141)      (9,130)
  Accrued expenses and liabilities..........................     (5,452)      (4,805)
  Other.....................................................    (12,090)      (5,301)
                                                              ---------    ---------
          Total deferred tax assets.........................   (123,829)    (100,529)
Valuation allowance.........................................      1,704          942
                                                              ---------    ---------
          Net deferred tax assets...........................   (122,125)     (99,587)
                                                              ---------    ---------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................    471,403      319,226
  Foreign loss recapture....................................         --       18,963
  Other.....................................................      6,341       16,187
                                                              ---------    ---------
          Total deferred tax liabilities....................    477,744      354,376
                                                              ---------    ---------
Deferred income tax liability...............................  $ 355,619    $ 254,789
                                                              =========    =========

                      APACHE CORPORATION AND SUBSIDIARIES

     U.S. deferred taxes have not been provided on foreign earnings totaling $151.4 million, which are permanently reinvested abroad. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

     At December 31, 1997, the Company had U.S. federal net operating loss carryforwards of $170.4 million that will expire beginning in 1998, foreign net operating loss carryforwards of $53.7 million that can be carried forward indefinitely, and U.S. and foreign statutory depletion carryforwards totaling $8.8 million that can be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $9.1 million that can be carried forward indefinitely, but which can be used only to reduce regular tax liabilities in excess of AMT liabilities. The Company has investment and other tax credit carryforwards of $1.7 million that will expire beginning in 1998, which have been fully reserved through the valuation allowance.

6. ADVANCES FROM GAS PURCHASER

     In August 1997, Apache received $115.2 million from a purchaser as an advance payment for future natural gas deliveries of 20,000 MMBtu per day over a ten-year period commencing September 1997. As a condition of the arrangement with the purchaser, Apache entered into two gas price swap contracts with a third party under which Apache became a fixed price payor for identical volumes at average prices starting at $2.19 per MMBtu in 1997 and escalating to $2.59 per MMBtu in 2007. In addition, the purchaser pays Apache a monthly fee of $.07 per MMBtu on the contracted volumes. The net result of these related transactions is that gas delivered to the purchaser is reported as revenue at prevailing spot prices with Apache realizing a premium associated with the monthly fee paid by the purchaser.

     In December 1994, Apache received $67.4 million from a purchaser as an advance payment for future natural gas deliveries of 20,000 MMBtu per day over a six-year period commencing January 1995. As a condition of the arrangement with the purchaser, Apache entered into a gas price swap contract with a third party under which Apache became a fixed price payor for identical volumes at prices starting at $1.81 per MMBtu in 1995 and escalating at $.10 per MMBtu per year through the year 2000. The net result of these related transactions is that gas delivered to the purchaser is reported as revenue at prevailing spot prices with Apache realizing a $.05 per MMBtu premium associated with a monthly fee paid by the purchaser.

     The Company, through its marketing subsidiaries, may purchase gas from third parties to satisfy gas delivery requirements under these arrangements. Contracted volumes relating to these arrangements are included in the Company's supplemental oil and gas disclosures.

     These advance payments have been classified as advances on the balance sheet and are being reduced as gas is delivered to the purchasers under the terms of the contracts. At December 31, 1997 and 1996, advances of $154.5 million and $51.8 million, respectively, were still outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, minus or plus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on a rate of 8 percent and 9.5 percent on the 1997 and 1994 advances, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

7. CAPITAL STOCK

COMMON STOCK OUTSTANDING

                                                      1997         1996         1995
                                                   ----------   ----------   ----------
Balance, beginning of year.......................  90,058,797   77,378,958   69,666,092
Treasury shares acquired, net....................      (9,016)     (45,297)        (959)
Shares issued for:
  Conversion of 3.93-percent notes...............   2,777,777           --           --
  Phoenix merger.................................          --   12,189,918           --
  DEKALB merger..................................          --           --      153,229
  Public equity offering.........................          --           --    7,450,000
  Dividend reinvestment plan.....................      34,249       25,148       26,809
  Retirement/401(k) savings plan.................     182,742      183,059           --
  Stock option plans.............................     259,992      317,775       83,787
  Other..........................................          --        9,236           --
                                                   ----------   ----------   ----------
Balance, end of year.............................  93,304,541   90,058,797   77,378,958
                                                   ==========   ==========   ==========

     Public Equity Offering -- In September 1995, Apache completed a public offering of approximately 7.5 million shares of Apache common stock for net proceeds of $195.5 million.

     Net Income Per Common Share -- A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 1997, 1996 and 1995 is presented in the table below:

                                              1997                            1996                            1995
                                  -----------------------------   -----------------------------   ----------------------------
                                   INCOME    SHARES   PER SHARE    INCOME    SHARES   PER SHARE   INCOME    SHARES   PER SHARE
                                  --------   ------   ---------   --------   ------   ---------   -------   ------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
  Net income....................  $154,896   90,677     $1.71     $121,427   85,777     $1.42     $20,207   71,792     $.28
                                                        =====                           =====                          ====
EFFECT OF DILUTIVE SECURITIES:
  Stock option plans............        --     519                      --     374                     --      80
  3.93%-convertible notes.......     1,859   2,435                   2,114   2,778                     --      --
  6%-convertible subordinated
    debentures..................     6,919   5,623                   6,916   5,623                     --      --
                                  --------   ------               --------   ------               -------   ------
DILUTED:
  Net income including assumed
    conversions.................  $163,674   99,254     $1.65     $130,457   94,552     $1.38     $20,207   71,872     $.28
                                  ========   ======     =====     ========   ======     =====     =======   ======     ====

     The 3.93-percent convertible notes and 6-percent convertible subordinated debentures were not included in the computation of diluted net income per common share during 1995, because to do so would have been antidilutive.

     Stock Option Plans -- At December 31, 1997, officers and certain key employees have been granted options to purchase the Company's common stock under employee stock option plans adopted in 1990 and 1995 and under certain predecessor plans (collectively, the Stock Option Plans). Under the Stock Option Plans, the exercise price of each option equals the market price of Apache's common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after 10 years. The Company may issue up to 4,007,006 shares of common stock under the Stock Option Plans, of which options to acquire 411,775 shares of common stock remained available for grant at December 31, 1997.

     On October 31, 1996, the Company established the 1996 Performance Stock Option Plan (the Performance Plan) for substantially all full-time employees, excluding officers and certain key employees. Under the Performance Plan, the exercise price of each option equals the market price of Apache common stock on the date of grant. All options become exercisable after nine and one-half years and expire ten years from the date of grant; however, exercisability will be accelerated if share price goals of $50 and $60 per share,

                      APACHE CORPORATION AND SUBSIDIARIES
respectively, are attained before January 1, 2000. The Company may issue up to 1,300,000 shares of common stock under the Performance Plan, of which options to acquire 191,216 shares of common stock remained available for grant at December 31, 1997.

     A summary of the status of the plans described above as of December 31, 1997, 1996, and 1995, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                         1997                       1996                       1995
                               ------------------------   ------------------------   ------------------------
                               SHS. UNDER    WTD. AVG.    SHS. UNDER    WTD. AVG.    SHS. UNDER    WTD. AVG.
                                 OPTION     EXER. PRICE     OPTION     EXER. PRICE     OPTION     EXER. PRICE
                               ----------   -----------   ----------   -----------   ----------   -----------
Outstanding, beginning of
  year.......................     2,885       $30.82         1,218       $23.91         1,340       $20.42
Granted......................     1,228        34.59         2,032        33.26           397        26.90
Exercised....................      (145)       23.02          (224)       17.58          (131)       16.96
Forfeited....................      (339)       33.08          (141)       27.30          (388)       17.25
                                 ------                     ------                     ------
Outstanding, end of
  year(1)....................     3,629        32.20         2,885        30.82         1,218        23.91
                                 ======                     ======                     ======
Exercisable, end of year.....       729        26.96           467        23.88           465        20.16
                                 ======                     ======                     ======
Available for grant, end of
  year.......................       603                      1,503                      2,158
                                 ======                     ======                     ======
Weighted average fair value
  of options granted during
  the year(2)................    $11.73                     $ 9.80                     $10.46
                                 ======                     ======                     ======

     The following table summarizes information about stock options covered by the plans described above that are outstanding at December 31, 1997 (shares in thousands):

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              ---------------------------------------    ------------------------
                              NO. OF SHS.     WTD. AVG.                  NO. OF SHS.
          RANGE OF               UNDER        REMAINING     WTD. AVG.       UNDER       WTD. AVG.
          EXERCISE            OUTSTANDING    CONTRACTUAL    EXERCISE     EXERCISABLE    EXERCISE
           PRICES               OPTIONS         LIFE          PRICE        OPTIONS        PRICE
          --------            -----------    -----------    ---------    -----------    ---------
$ 2.39 - $19.63.............        69          3.50         $16.71           69         $16.71
 21.00 -  29.88.............       943          7.17          27.30          519          26.90
 30.25 -  36.00.............     2,458          9.02          33.98          141          32.26
 37.88 -  42.44.............       159          9.64          40.64           --             --
                                 -----                                       ---
                                 3,629                                       729
                                 =====                                       ===

---------------

(1) Excludes 496,900 and 644,100 shares as of December 31, 1997 and 1996, respectively, issuable under stock options assumed by Apache in connection with the Phoenix Merger.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: (i) risk-free interest rates of 6.33, 6.19 and 6.47 percent; (ii) expected lives of five years for the Stock Option Plans, and 2.5 years for the Performance Plan; (iii) expected volatility of 31.21, 30.50 and 35.75 percent, and (iv) expected dividend yields of .82, .85 and 1.04 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     In May 1997, Apache's shareholders approved the 1996 Share Price Appreciation Plan (the Appreciation Plan) for officers and certain key employees. The Appreciation Plan provides for conditional grants denominated in shares of Apache common stock that vest upon attainment of share price goals of $50 and $60 per share, respectively, before January 1, 2000. Between 30 and 50 percent of the conditional grants will be paid in cash at the market value of the stock on the date of payment, and the balance (up to a total of 2,000,000 shares in the aggregate) will be issued in Apache common stock. Generally, any vested amounts will be distributed in three installments over the 36-month period following attainment of the share price goals. When and if the share price goals are achieved, the Company will recognize compensation expense over the 36-month period equal to the value of the stock as of the date the share price goal is achieved (i.e., $50 or $60 per share, as appropriate) and the actual amount of cash paid. The shares of Apache common stock contingently issuable under the Appreciation Plan will be excluded from the computation of net income per common share until the stated share price goals of $50 and $60 per share are achieved.

     A summary of the status of the Appreciation Plan as of December 31, 1997, and changes during the year then ended, is presented in the table and narrative below (shares in thousands):

                                                              SHARES SUBJECT
                                                              TO CONDITIONAL
                                                                  GRANTS
                                                              ---------------
Outstanding, beginning of year..............................          --
Granted.....................................................       1,965
Forfeited...................................................        (246)
                                                                  ------
Outstanding, end of year....................................       1,719
                                                                  ======
Exercisable, end of year....................................          --
                                                                  ======
Available for grant, end of year............................         281
                                                                  ======
Weighted average fair value of conditional grants(1)........      $13.50
                                                                  ======

---------------

(1) The fair value of each conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 1997: (i) risk-free interest rate of 6.45 percent; (ii) expected volatility of 28.63 percent, and (iii) expected dividend yield of .84 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for the Stock Option Plans, the Performance Plan, or the Appreciation Plan. If compensation costs for these plans had been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would approximate the following pro forma amounts:

                                                        1997        1996       1995
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Net Income:
  As reported.......................................  $154,896    $121,427    $20,207
  Pro forma.........................................   147,152     119,536     19,968

Net Income per Common Share:
  Basic:
     As reported....................................  $   1.71    $   1.42    $   .28
     Pro forma......................................      1.62        1.39        .28
  Diluted:
     As reported....................................  $   1.65    $   1.38    $   .28
     Pro forma......................................      1.55        1.36        .28

     The pro forma amounts shown above may not be representative of future results, as the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

     Preferred Stock -- The Company has five million shares of no par preferred stock authorized, of which 25,000 shares have been "designated" Series A Junior Participating Preferred Stock and authorized for issuance pursuant to certain rights that trade with Apache common stock outstanding. There are no shares of preferred stock issued and outstanding; however, shares of preferred stock are reserved for issuance upon the exercise of the preferred stock purchase rights discussed below.

     Rights to Purchase Preferred Stock -- In December 1995, the Company declared a dividend of one right (a Right) for each share of Apache common stock outstanding on January 31, 1996. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Junior Participating Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if the Company engages in certain business combinations or a 20 percent shareholder engages in certain transactions with the Company, the Rights become exercisable for Apache common stock or common stock of the corporation acquiring the Company (as the case may be) at 50 percent of the then-market price. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. The Company may redeem the Rights at $.01 per Right at any time until 10 business days after public announcement that a person has acquired 20 percent or more of the outstanding shares of Apache common stock. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

                      APACHE CORPORATION AND SUBSIDIARIES

8. NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities is presented below:

     In November 1997, Apache acquired certain assets through the Ampolex Group Transaction for cash and the assumption of certain liabilities. See Note 2.

     In November 1997, the Company's $75 million principal amount of 3.93-percent convertible notes were converted into approximately 2.8 million shares of Apache common stock at a conversion price of $27 per share.

     In May 1996, Apache acquired Phoenix for cash and shares of Apache common stock, and assumed certain outstanding Phoenix stock options. The accompanying financial statements include the following attributable to the Phoenix Merger:

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
                                                                =========

Supplemental Disclosure of Cash Flow Information

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1997       1996       1995
                                                         --------   --------   ---------
                                                                 (IN THOUSANDS)
Cash paid (received) during the year for:
  Interest, net of amounts capitalized................   $63,633    $53,228    $ 64,365
  Income and other taxes, net of refunds..............    35,464      6,241     (15,225)

                      APACHE CORPORATION AND SUBSIDIARIES

9. FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996.

                                                          1997                    1996
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents.......................  $  9,686    $  9,686    $ 13,161    $ 13,161
Long-term debt:
  Bank debt.....................................   405,000     405,000     431,250     431,250
  Commercial paper..............................    50,800      50,800          --          --
  7.95-percent notes............................   178,531     203,868     178,518     186,354
  6-percent convertible subordinated
     debentures.................................   172,500     197,944     172,500     216,488
  7.625-percent debentures......................   149,175     159,510     149,175     150,045
  7.375-percent debentures......................   147,984     159,825          --          --
  9.25-percent notes............................    99,805     111,210      99,772     111,020
  7.7-percent notes.............................    99,638     110,140      99,634     102,348
  3.93-percent convertible notes................        --          --      75,000      99,750
  Money market lines and other debt.............    17,200      17,200       2,632       2,632
  Apache Finance 6.5-percent notes..............   168,722     169,881          --          --
  DEKALB 9.875-percent notes....................    29,225      31,598      29,225      32,203
Hedging financial instruments:
  Commodity price swaps
     -- Natural gas(1)..........................        --       3,319          --      10,690
     -- Oil.....................................        --          --          --        (444)

---------------

(1) The fair value of natural gas price swaps at December 31, 1997 and 1996 reflects fixed-to-floating price swaps where there is an offsetting position with a physical contract. See Commodity Price Hedges.

                      APACHE CORPORATION AND SUBSIDIARIES

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheet approximated market value at December 31, 1997 and 1996.

     Cash and Cash Equivalents -- The carrying amounts approximated fair value due to the short maturity of these instruments.

     Long-Term Debt -- The fair values of the 7.95-percent, 7.7-percent, 9.25-percent, 9.875-percent and 6.5-percent notes and the 7.375-percent debentures are based on the quoted market prices for those issues. The fair values of the 7.625-percent debentures, the 6-percent convertible subordinated debentures and the 3.93-percent convertible notes are based upon estimates provided to the Company by independent investment banking firms. The carrying amount of the bank debt, commercial paper and money market lines of credit approximates fair value because the interest rates are variable and reflective of market rates.

     Commodity Price Hedges -- Apache periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The derivative contracts call for Apache to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, Apache recognized hedging gains of $14.5 million in 1997 and hedging losses in 1996 and 1995 of $23.0 million and $4.3 million, respectively. The 1997 hedging gain and the 1996 and 1995 hedging losses are included in oil and gas production revenues in the statement of consolidated income.

     The 1995 loss reflected a $9.3 million pre-tax charge to earnings resulting from the loss of correlation of New York Mercantile Exchange (NYMEX) prices from actual wellhead prices for certain positions in January through March 1996 production, reported as a reduction of other revenues, offset by $5 million of commodity pricing gains which increased 1995 oil and gas production revenues.

     Apache's consolidated balance sheet includes deferred credits totaling $2.2 million and $3.2 million at December 31, 1997 and 1996, respectively, for gains realized on the early termination of commodity derivative contracts in 1997 and prior years. These gains will be recognized as oil and gas production revenues over periods ranging from one to 24 months as the hedged production occurs.

     The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas commodity derivative contracts as of December 31, 1997:

                                             1998    1999    2000    2001    2002    THEREAFTER
                                             -----   -----   -----   -----   -----   ----------
NYMEX Based Swap Positions:
  Pay fixed price (thousand MMBtu/d)(1)....     60      60      60      20      20        20
  Average swap price, per MMBtu(1).........  $2.07   $2.12   $2.21   $2.25   $2.30     $2.47

---------------

(1) The Company has various contracts to supply gas at fixed prices. In order to lock in a margin on a portion of the volumes, the Company is a fixed price payor on swap transactions. The average physical contract price ranges from $2.43 in 1998 to $2.66 in 2007. The fair value of these hedges was $3.3 million at December 31, 1997, with $(1.4) million of this value relating to the arrangements discussed in Note 6.

                      APACHE CORPORATION AND SUBSIDIARIES

     In connection with the purchase of MW Petroleum Corporation in mid-1991, the Company and Amoco Production Company (Amoco) entered into a hedging agreement. Under the terms of this agreement, Apache received support payments when oil fell below specified reference prices during the two-year period ended June 30, 1993, and Amoco will receive payments in the event oil prices rise above specified reference prices for any year during the eight-year period ending June 30, 1999. If price sharing payments are due to Amoco, the volumes listed below would be doubled until Amoco recovers its net payments previously made to Apache ($5.8 million through the contract year ended June 30, 1997) plus interest.

     The notional oil volumes and the reference prices specified in the Amoco price support agreement are summarized below:

                    YEAR ENDED JUNE 30:                       MMBBLS    PRICE
                    -------------------                       ------    ------
     1998...................................................   1.7      $31.25
     1999...................................................   1.4       33.12

     Apache was not required to make any price sharing payments in 1997, and does not expect to be liable to Amoco for future price sharing payments.

10. COMMITMENTS AND CONTINGENCIES

     Litigation -- The Company is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

     Environmental -- Apache, as an owner and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. Apache maintains insurance coverage, which it believes, is customary in the industry, although it is not fully insured against all environmental risks.

     As part of the Company's due diligence review for acquisitions, Apache conducts an extensive environmental evaluation of purchased properties. Depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache's satisfaction, or agree to assume liability for remediation of the property. As of December 31, 1997, Apache had a reserve for environmental remediation of approximately $6.4 million. The Company is not aware of any environmental claims existing as of December 31, 1997, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

     International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, Egypt, The People's Republic of China, Poland, the Ivory Coast and Indonesia. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $200 million through 2001.

                      APACHE CORPORATION AND SUBSIDIARIES

     Retirement and Deferred Compensation Plans -- The Company provides a 401(k) savings plan for employees which allows participating employees to elect to contribute up to 10 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes six percent of each participating employee's compensation, as defined, to a money purchase retirement plan. The 401(k) plan and the money purchase retirement plan are subject to certain annually-adjusted, government-mandated restrictions which limit the amount of each employee's contributions.

     For certain eligible employees, the Company also provides a non-qualified retirement/savings plan which allows the deferral of up to 50 percent of each such employee's salary, and which accepts employee contributions and the Company's matching contributions in excess of the above-referenced restrictions on the 401(k) savings plan and money purchase retirement plan. Additionally, Apache Energy Limited and Apache Canada Ltd. maintain separate retirement plans, as required under the laws of Australia and Canada, respectively.

     Vesting in the Company's contributions to the 401(k) savings plan, the money purchase retirement plan and the nonqualified retirement/savings plan occurs at the rate of 20 percent per year. Total expenses under all plans were $6.3 million, $6.5 million and $7.2 million for 1997, 1996 and 1995, respectively. The unfunded liability for all plans has been accrued in the consolidated balance sheet.

     Lease Commitments -- The Company has leases for office space and equipment with varying expiration dates through 2007. Net rental expense was $5.8 million, $6.5 million and $5.2 million for 1997, 1996 and 1995, respectively.

     As of December 31, 1997, minimum rental commitments under long-term operating leases and long-term pipeline transportation commitments, ranging from one to 26 years, are as follows:

                                                        NET
                                                      MINIMUM        PIPELINE
                             RENTAL      SUBLEASE     RENTAL      TRANSPORTATION   NET MINIMUM
                           COMMITMENTS   RENTALS    COMMITMENTS    COMMITMENTS     COMMITMENTS
                           -----------   --------   -----------   --------------   -----------
                                                     (IN THOUSANDS)
1998.....................    $ 8,449     $(1,228)     $ 7,221        $ 2,162        $  9,383
1999.....................      8,261        (900)       7,361          2,262           9,623
2000.....................      7,283        (912)       6,371          2,234           8,605
2001.....................      6,406        (735)       5,671          2,216           7,887
2002.....................      6,063        (506)       5,557          2,114           7,671
Thereafter...............     25,015        (337)      24,678         33,060          57,738
                             -------     -------      -------        -------        --------
                             $61,477     $(4,618)     $56,859        $44,048        $100,907
                             =======     =======      =======        =======        ========

     ProEnergy -- ProEnergy's limited liability company agreement provides that capital funding obligations, allocations of profit and loss and voting rights are calculated based upon the members' respective throughputs of natural gas sold to ProEnergy. With respect to members' votes, if there are two or more members, the approval of any decision requires the votes of at least two members holding the requisite voting interests. Each member's liability with respect to future capital funding obligations is subject to certain limitations. Natural gas throughputs are calculated, profit distributed, and/or capital called on a quarterly basis. As of December 31, 1997, the Company held an approximate 48 percent interest in ProEnergy.

                      APACHE CORPORATION AND SUBSIDIARIES

11. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     Related Parties -- F.H. Merelli, a member of the Company's board of directors since July 1997, is chairman, president and chief executive officer of Key Production Company, Inc. (Key). In the normal course of business, Key paid to Apache during 1997 approximately $6.5 million for Key's proportionate share of drilling and workover costs and routine expenses relating to 360 oil and gas wells in which Key owns interests and for which Apache is the operator. Key received approximately $14.3 million in 1997 for its proportionate share of revenues from such interests, of which approximately $6.1 million was paid directly to Key by Apache or related entities.

     Major Purchasers -- In 1997, purchases by ProEnergy and the Egyptian General Petroleum Corporation accounted for 40 percent and 13 percent of the Company's oil and gas revenues, respectively. Beginning with April 1996 production, ProEnergy was the principal purchaser of Apache's domestic natural gas production. In 1996, purchases by ProEnergy accounted for 35 percent of the Company's oil and gas revenues.

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

     Sales of natural gas by Apache to ProEnergy are similarly uncollateralized. Apache and the other members of ProEnergy have agreed to fund the reasonably anticipated future capital needs of ProEnergy. In addition, effective January 31, 1996, ProEnergy entered into a $150 million, three-year revolving credit facility with a syndicate of banks to finance its operations. However, ProEnergy remains subject to the risks inherent in the natural gas marketing industry.

                      APACHE CORPORATION AND SUBSIDIARIES

12. BUSINESS SEGMENT INFORMATION

     The Company's operations are primarily related to natural gas and crude oil exploration and production. Accordingly, such operations are classified as one business segment. Financial information by geographic area is presented below:

                                                      1997         1996         1995
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Gross Operating Revenues:
  United States..................................  $  938,789   $  834,983   $  682,432
  Canada.........................................      57,549       48,364       40,508
  Egypt..........................................     132,616       65,040           --
  Australia......................................      49,017       29,045       27,762
  Other International............................         (15)          --           --
Equity in income (loss) of affiliates............      (1,683)        (281)          --
                                                   ----------   ----------   ----------
Total revenues...................................  $1,176,273   $  977,151   $  750,702
                                                   ==========   ==========   ==========
Operating Income (Loss):
  United States..................................  $  264,226   $  242,201   $  131,888
  Canada.........................................      14,833       10,247       11,077
  Egypt..........................................      72,459       35,262           --
  Australia......................................      19,388       10,283        7,342
  Other International............................         (15)          --          (75)
                                                   ----------   ----------   ----------
Operating income.................................     370,891      297,993      150,232
Equity in income (loss) of affiliates............      (1,683)        (281)          --
Administrative, selling and other................     (38,243)     (35,911)     (36,552)
Merger costs.....................................          --           --       (9,977)
Net financing costs..............................     (72,325)     (61,606)     (70,560)
                                                   ----------   ----------   ----------
Income before income taxes.......................  $  258,640   $  200,195   $   33,143
                                                   ==========   ==========   ==========
Identifiable Assets:
  United States..................................  $2,492,233   $2,410,180   $2,295,966
  Canada.........................................     285,214      260,818      216,216
  Egypt..........................................     687,784      512,213       13,956
  Australia......................................     582,487      190,867      117,921
  Ivory Coast....................................      10,658        9,456        1,811
  Other International............................      80,257       48,896       35,580
                                                   ----------   ----------   ----------
     Total.......................................  $4,138,633   $3,432,430   $2,681,450
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

                                           UNITED STATES   CANADA     EGYPT     AUSTRALIA    TOTAL
                                           -------------   -------   --------   ---------   --------
                                                                (IN THOUSANDS)
1997
Oil and gas revenues.....................    $740,037      $61,328   $132,493    $49,915    $983,773
                                             --------      -------   --------    -------    --------
Operating costs:
  Depreciation, depletion and
     amortization........................     283,866       25,592     43,945     18,210     371,613
  Lease operating expenses...............     151,236       16,122     16,212      7,226     190,796
  Production taxes.......................      33,539           --         --      3,492      37,031
  Income tax.............................     101,774        8,748     34,721      7,555     152,798
                                             --------      -------   --------    -------    --------
                                              570,415       50,462     94,878     36,483     752,238
                                             --------      -------   --------    -------    --------
Results of operations....................    $169,622      $10,866   $ 37,615    $13,432    $231,535
                                             ========      =======   ========    =======    ========
Amortization rate per boe(1).............    $   6.12      $  3.96   $   5.47    $  5.23    $   5.77
                                             ========      =======   ========    =======    ========

1996
Oil and gas revenues.....................    $691,065      $48,204   $ 64,990    $28,905    $833,164
                                             --------      -------   --------    -------    --------
Operating costs:
  Depreciation, depletion and
     amortization........................     256,243       20,511     17,930      9,146     303,830
  Lease operating expenses...............     152,187       16,439     11,665      6,108     186,399
  Production taxes.......................      33,571           --         --      2,153      35,724
  Income tax.............................      94,644        5,022     16,990      4,139     120,795
                                             --------      -------   --------    -------    --------
                                              536,645       41,972     46,585     21,546     646,748
                                             --------      -------   --------    -------    --------
Results of operations....................    $154,420      $ 6,232   $ 18,405    $ 7,359    $186,416
                                             ========      =======   ========    =======    ========
Amortization rate per boe(1).............    $   5.68      $  3.73   $   5.17    $  5.40    $   5.44
                                             ========      =======   ========    =======    ========

1995
Oil and gas revenues.....................    $586,711      $38,831   $     --    $27,602    $653,144
                                             --------      -------   --------    -------    --------
Operating costs:
  Depreciation, depletion and
     amortization........................     262,689       15,475         --     10,225     288,389
  Lease operating expenses...............     161,631       12,911         --      6,534     181,076
  Production taxes.......................      26,936           --         --      1,957      28,893
  Income tax.............................      50,118        4,658         --      3,199      57,975
                                             --------      -------   --------    -------    --------
                                              501,374       33,044         --     21,915     556,333
                                             --------      -------   --------    -------    --------
Results of operations....................    $ 85,337      $ 5,787   $     --    $ 5,687    $ 96,811
                                             ========      =======   ========    =======    ========
Amortization rate per boe(1).............    $   5.54      $  3.08   $     --    $  5.94    $   5.32
                                             ========      =======   ========    =======    ========

---------------

(1) Amortization rate per boe reflects only depreciation, depletion and amortization of capitalized costs of proved oil and gas properties.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1997, by the year in which such costs were incurred:

                                                                                1994
                               TOTAL        1997        1996        1995      AND PRIOR
                              --------    --------    --------    --------    ---------
                                                   (IN THOUSANDS)
Property acquisition
  costs.....................  $404,283    $126,420    $160,267    $ 96,228    $  21,368
Exploration and
  development...............   128,273      94,378       3,571      17,705       12,619
                              --------    --------    --------    --------    ---------
Total.......................  $532,556    $220,798    $163,838    $113,933    $  33,987
                              ========    ========    ========    ========    =========

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:

                                                                            IVORY        OTHER
                           UNITED STATES   CANADA     EGYPT     AUSTRALIA   COAST    INTERNATIONAL     TOTAL
                           -------------   -------   --------   ---------   ------   -------------   ---------
                                                             (IN THOUSANDS)
1997
Acquisition of proved
  properties(1)..........    $  21,927     $11,635   $     --   $192,372    $   --      $    --      $ 225,934
Acquisition of unproved
  properties.............       34,487       6,061      7,744      7,975        --          136         56,403
Exploration..............       55,997      21,270     41,910     18,744        67       24,199        162,187
Development..............      268,788      28,932     90,284     41,844       489           --        430,337
Capitalized interest.....       15,743       1,406     12,626      2,239       521        3,958         36,493
Property sales...........      (24,609)     (5,525)        --         --        --           --        (30,134)
                             ---------     -------   --------   --------    ------      -------      ---------
                             $ 372,333     $63,779   $152,564   $263,174    $1,077      $28,293      $ 881,220
                             =========     =======   ========   ========    ======      =======      =========
1996
Acquisition of proved
  properties(1)..........    $ 109,872     $ 2,499   $333,834   $     --    $   --      $    --      $ 446,205
Acquisition of unproved
  properties.............       26,055       5,385         --         --        --           --         31,440
Exploration..............       48,578      30,153     31,805     11,012     7,674       11,687        140,909
Development..............      211,658      21,970     23,056     33,950        --           --        290,634
Capitalized interest.....       16,203       1,260      8,736      1,876       240        2,397         30,712
Property sales...........      (29,459)       (685)        --         --        --           --        (30,144)
                             ---------     -------   --------   --------    ------      -------      ---------
                             $ 382,907     $60,582   $397,431   $ 46,838    $7,914      $14,084      $ 909,756
                             =========     =======   ========   ========    ======      =======      =========

1995
Acquisition of proved
  properties(1)..........    $ 818,682     $ 2,236   $     --   $     --    $   --      $    --      $ 820,918
Acquisition of unproved
  properties.............       21,446       3,511         --         --        --           --         24,957
Exploration..............       23,520       7,857     11,415     22,227     1,287       20,968         87,274
Development..............      156,845      15,105         --      8,946        --           --        180,896
Capitalized interest.....       14,619       1,315        437      1,200        --        1,470         19,041
Property sales...........     (271,937)         --         --         --        --           --       (271,937)
                             ---------     -------   --------   --------    ------      -------      ---------
                             $ 763,175     $30,024   $ 11,852   $ 32,373    $1,287      $22,438      $ 861,149
                             =========     =======   ========   ========    ======      =======      =========

---------------

(1) Acquisition of proved properties includes unevaluated costs of $53.8 million, $203.6 million (including $99.0 million associated with international concession rights) and $162.2 million for transactions completed in 1997, 1996 and 1995, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Capitalized Costs -- The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                UNITED                                          IVORY        OTHER
                                STATES       CANADA      EGYPT     AUSTRALIA    COAST    INTERNATIONAL      TOTAL
                              -----------   ---------   --------   ---------   -------   -------------   -----------
                                                                  (IN THOUSANDS)
1997
Proved properties...........  $ 4,279,089   $ 445,314   $379,552   $375,037    $ 2,328     $ 49,671      $ 5,530,991
Unproved properties.........      161,671      21,443    105,544     81,723      7,951       75,224          453,556
International concession
  rights....................           --          --     79,000         --         --           --           79,000
                              -----------   ---------   --------   --------    -------     --------      -----------
                                4,440,760     466,757    564,096    456,760     10,279      124,895        6,063,547
Accumulated DD&A............   (2,228,575)   (197,067)   (54,789)   (65,605)        --      (49,671)      (2,595,707)
                              -----------   ---------   --------   --------    -------     --------      -----------
                              $ 2,212,185   $ 269,690   $509,307   $391,155    $10,279     $ 75,224      $ 3,467,840
                              ===========   =========   ========   ========    =======     ========      ===========
1996
Proved properties...........  $ 3,846,256   $ 400,113   $251,619   $165,454    $    --     $ 49,671      $ 4,713,113
Unproved properties.........      222,168      21,526     60,913     28,133      9,201       46,931          388,872
International concession
  rights....................           --          --     99,000         --         --           --           99,000
                              -----------   ---------   --------   --------    -------     --------      -----------
                                4,068,424     421,639    411,532    193,587      9,201       96,602        5,200,985
Accumulated DD&A............   (1,950,760)   (179,448)   (15,873)   (48,895)        --      (49,671)      (2,244,647)
                              -----------   ---------   --------   --------    -------     --------      -----------
                              $ 2,117,664   $ 242,191   $395,659   $144,692    $ 9,201     $ 46,931      $ 2,956,338
                              ===========   =========   ========   ========    =======     ========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). The Company's estimates of proved reserve quantities of its U.S., Canadian and international properties are subject to review by Ryder Scott Company Petroleum Engineers, independent petroleum engineers. In 1996, the proved reserve quantities of certain of the Company's Egyptian properties were subject to review by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                                     CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                -------------------------------------------------------
                                                (THOUSANDS OF BARRELS)
                                UNITED                                  IVORY
                                STATES    CANADA   EGYPT    AUSTRALIA   COAST    TOTAL
                                -------   ------   ------   ---------   -----   -------
TOTAL PROVED RESERVES:
Balance December 31, 1994.....   94,445   10,716       --     5,463        --   110,624
  Extensions, discoveries and
    other additions...........    6,685      306       --     3,058        --    10,049
  Purchases of minerals
    in-place..................   99,148      119       --        --        --    99,267
  Revisions of previous
    estimates.................   12,172     (388)      --        10        --    11,794
  Production..................  (17,011)    (937)      --    (1,139)       --   (19,087)
  Sales of properties.........  (42,318)      --       --        --        --   (42,318)
                                -------   ------   ------    ------     -----   -------
Balance December 31, 1995.....  153,121    9,816       --     7,392        --   170,329
  Extensions, discoveries and
    other additions...........    9,065    1,123   18,909    14,562        --    43,659
  Purchases of minerals
    in-place..................    3,547      128   30,706        --        --    34,381
  Revisions of previous
    estimates.................   12,547      320       --    (1,679)       --    11,188
  Production..................  (15,338)    (955)  (3,036)     (849)       --   (20,178)
  Sales of properties.........   (4,019)     (66)      --        --        --    (4,085)
                                -------   ------   ------    ------     -----   -------
Balance December 31, 1996.....  158,923   10,366   46,579    19,426        --   235,294
  Extensions, discoveries and
    other additions...........   32,530    2,677   10,492    12,814       393    58,906
  Purchases of minerals
    in-place..................    1,818      278       --     9,116        --    11,212
  Revisions of previous
    estimates.................   (7,283)    (379)   4,696        --        --    (2,966)
  Production..................  (15,448)  (1,003)  (7,071)   (1,612)       --   (25,134)
  Sales of properties.........   (2,923)    (611)      --        --        --    (3,534)
                                -------   ------   ------    ------     -----   -------
Balance December 31, 1997.....  167,617   11,328   54,696    39,744       393   273,778
                                =======   ======   ======    ======     =====   =======
PROVED DEVELOPED RESERVES:
  December 31, 1994...........   84,085   10,612       --     5,322        --   100,019
  December 31, 1995...........  123,726    9,597       --     4,141        --   137,464
  December 31, 1996...........  129,551   10,351   38,213     5,106        --   183,221
  December 31, 1997...........  133,035   11,313   42,714    15,690       393   203,145

                                                         NATURAL GAS
                                ---------------------------------------------------------------
                                                   (MILLIONS OF CUBIC FEET)
                                 UNITED                                       IVORY
                                 STATES     CANADA     EGYPT     AUSTRALIA   COAST      TOTAL
                                ---------   -------   -------    ---------   ------   ---------
TOTAL PROVED RESERVES:
Balance December 31, 1994.....    984,288   299,896        --      31,971        --   1,316,155
  Extensions, discoveries and
    other additions...........     85,032    26,488        --      42,332        --     153,852
  Purchases of minerals
    in-place..................    335,865     4,662        --          --        --     340,527
  Revisions of previous
    estimates.................     56,281   (18,141)       --       2,342        --      40,482
  Production..................   (182,661)  (24,485)       --      (3,486)       --    (210,632)
  Sales of properties.........   (138,464)       --        --          --        --    (138,464)
                                ---------   -------   -------     -------    ------   ---------
Balance December 31, 1995.....  1,140,341   288,420        --      73,159        --   1,501,920
  Extensions, discoveries and
    other additions...........    140,208    44,584    59,329       8,346        --     252,467
  Purchases of minerals
    in-place..................     88,023     3,039    12,964          --        --     104,026
  Revisions of previous
    estimates.................     35,026   (25,747)       --      (5,276)       --       4,003
  Production..................   (172,815)  (27,303)     (111)     (5,076)       --    (205,305)
  Sales of properties.........    (29,231)   (2,576)       --          --        --     (31,807)
                                ---------   -------   -------     -------    ------   ---------
Balance December 31, 1996.....  1,201,552   280,417    72,182      71,153        --   1,625,304
  Extensions, discoveries and
    other additions...........    187,270    68,877    58,685      42,936    26,208     383,976
  Purchases of minerals
    in-place..................     13,295    13,897        --     136,817        --     164,009
  Revisions of previous
    estimates.................    (56,632)    4,257    13,584          --        --     (38,791)
  Production..................   (179,796)  (32,740)     (205)     (9,496)       --    (222,237)
  Sales of properties.........    (33,940)   (6,500)       --          --        --     (40,440)
                                ---------   -------   -------     -------    ------   ---------
Balance December 31, 1997.....  1,131,749   328,208   144,246     241,410    26,208   1,871,821
                                =========   =======   =======     =======    ======   =========
PROVED DEVELOPED RESERVES:
  December 31, 1994...........    888,039   274,611        --      22,265        --   1,184,915
  December 31, 1995...........  1,003,853   274,306        --      20,308        --   1,298,467
  December 31, 1996...........  1,087,694   274,498     6,977      66,174        --   1,435,343
  December 31, 1997...........  1,009,080   326,237     8,825     183,962    26,208   1,554,312

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Future Net Cash Flows -- Future cash inflows are based on year-end oil and gas prices except in those instances where future natural gas or oil sales are covered by physical or derivative contract terms providing for higher or lower amounts. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

                                                                                   IVORY
                            UNITED STATES   CANADA(1)     EGYPT      AUSTRALIA     COAST        TOTAL
                            -------------   ---------   ----------   ----------   --------   -----------
                                                           (IN THOUSANDS)
1997
Cash inflows..............   $ 5,585,925    $ 610,359   $1,196,054   $1,108,969   $ 58,589   $ 8,559,896
Production and development
  costs...................    (2,151,076)    (186,328)    (427,608)    (415,282)   (31,710)   (3,212,004)
Income tax expense........      (776,649)     (89,852)    (235,560)    (131,017)        --    (1,233,078)
                             -----------    ---------   ----------   ----------   --------   -----------
Net cash flows............     2,658,200      334,179      532,886      562,670     26,879     4,114,814
10 percent discount
  rate....................    (1,049,380)    (145,899)    (179,290)    (157,385)   (19,598)   (1,551,552)
                             -----------    ---------   ----------   ----------   --------   -----------
Discounted future net cash
  flows(2)................   $ 1,608,820    $ 188,280   $  353,596   $  405,285   $  7,281   $ 2,563,262
                             ===========    =========   ==========   ==========   ========   ===========
1996
Cash inflows..............   $ 8,839,819    $ 761,657   $1,272,104   $  553,781   $     --   $11,427,361
Production and development
  costs...................    (2,542,757)    (204,610)    (484,143)    (240,451)        --    (3,471,961)
Income tax expense........    (1,751,611)    (148,745)    (260,598)     (83,593)        --    (2,244,547)
                             -----------    ---------   ----------   ----------   --------   -----------
Net cash flows............     4,545,451      408,302      527,363      229,737         --     5,710,853
10 percent discount
  rate....................    (1,928,723)    (182,645)    (208,272)     (71,696)        --    (2,391,336)
                             -----------    ---------   ----------   ----------   --------   -----------
Discounted future net cash
  flows(2)................   $ 2,616,728    $ 225,657   $  319,091   $  158,041   $     --   $ 3,319,517
                             ===========    =========   ==========   ==========   ========   ===========
1995
Cash inflows..............   $ 5,617,297    $ 550,627   $       --   $  287,817   $     --   $ 6,455,741
Production and development
  costs...................    (2,126,984)    (186,388)          --      (99,345)        --    (2,412,717)
Income tax expense........      (753,425)     (82,124)          --      (53,520)        --      (889,069)
                             -----------    ---------   ----------   ----------   --------   -----------
Net cash flows............     2,736,888      282,115           --      134,952         --     3,153,955
10 percent discount
  rate....................    (1,105,629)    (124,835)          --      (53,932)        --    (1,284,396)
                             -----------    ---------   ----------   ----------   --------   -----------
Discounted future net cash
  flows(2)................   $ 1,631,259    $ 157,280   $       --   $   81,020   $     --   $ 1,869,559
                             ===========    =========   ==========   ==========   ========   ===========

---------------

(1) Included in cash inflows is approximately $27.3 million, $16.2 million and $25.3 million ($9.3 million, $5.3 million and $9.8 million after discount at 10 percent per annum) for 1997, 1996 and 1995, respectively, of Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed.

(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $3.3 billion, $4.6 billion and $2.3 billion as of December 31, 1997, 1996 and 1995, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   1997           1996         1995
                                                -----------    ----------    ---------
                                                            (IN THOUSANDS)
Sales, net of production costs................  $  (755,946)   $ (611,041)   $(443,175)
Net change in prices and production costs.....   (1,904,236)    1,336,340      201,723
Discoveries and improved recovery, net of
  related costs...............................      644,652       775,136      210,151
Change in future development costs............      120,462        54,236       74,047
Revision of quantities........................      (40,121)      113,819      127,939
Purchases.....................................      242,958       522,123      726,240
Accretion of discount.........................      456,848       234,436      160,093
Change in income taxes........................      545,424      (779,980)    (186,415)
Sales of properties...........................      (48,353)      (46,056)    (232,629)
Change in production rates and other..........      (17,943)     (149,055)     (80,960)
                                                -----------    ----------    ---------
                                                $  (756,255)   $1,449,958    $ 557,014
                                                ===========    ==========    =========

     Impact of Pricing -- The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future natural gas or oil sales are covered by contracts at specified prices. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves with such estimates based on prices in effect as of the date of the reserve report. Fluctuations are largely due to supply and demand perceptions for natural gas and volatility in oil prices.

     Under SEC rules, companies that follow the full cost method of accounting are required to perform country-by-country quarterly "ceiling test" calculations. Under this test, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in writedowns.

     Many full cost companies, including Apache, are concerned about the impact of prolonged unfavorable oil prices on their ceiling test calculations. A deterioration of gas or oil prices from year-end levels could result in the Company recording a non-cash charge to earnings related to its oil and gas properties.

                      APACHE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                           FIRST      SECOND     THIRD      FOURTH      TOTAL
                                          --------   --------   --------   --------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Revenues................................  $321,828   $258,841   $276,748   $318,856   $1,176,273
Expenses, net...........................   268,951    233,095    245,963    273,368    1,021,377
                                          --------   --------   --------   --------   ----------
Net income..............................  $ 52,877   $ 25,746   $ 30,785   $ 45,488   $  154,896
                                          ========   ========   ========   ========   ==========
Net income per common share(1)
  Basic.................................  $    .59   $    .29   $    .34   $    .50   $     1.71
                                          ========   ========   ========   ========   ==========
  Diluted...............................  $    .56   $    .28   $    .33   $    .48   $     1.65
                                          ========   ========   ========   ========   ==========
1996
Revenues................................  $206,470   $223,656   $242,384   $304,641   $  977,151
Expenses, net...........................   190,815    199,219    212,247    253,443      855,724
                                          --------   --------   --------   --------   ----------
Net income..............................  $ 15,655   $ 24,437   $ 30,137   $ 51,198   $  121,427
                                          ========   ========   ========   ========   ==========
Net income per common share(1)
  Basic.................................  $    .20   $    .29   $    .34   $    .57   $     1.42
                                          ========   ========   ========   ========   ==========
  Diluted...............................  $    .20   $    .28   $    .33   $    .54   $     1.38
                                          ========   ========   ========   ========   ==========

---------------

(1) Net income per common share has been restated in accordance with SFAS No. 128, as discussed in Note 1. The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in certain of the quarterly computations of diluted net income per common share because to do so would have been antidilutive.

                                 EXHIBIT INDEX

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
           2.1             -- Stock Purchase Agreement, dated July 1, 1991, between
                              Registrant and Amoco Production Company (incorporated by
                              reference to Exhibit 10.1 to Registrant's Current Report
                              on Form 8-K, dated July 1, 1991, SEC File No. 1-4300).
           2.2             -- Form of Acquisition Agreement between Registrant, HERC
                              Acquisition Corporation and Hadson Energy Resources
                              Corporation, dated August 26, 1993, and amended September
                              28, 1993 (incorporated by reference to Exhibit 2.1 to
                              Registrant's Registration Statement on Form S-4,
                              Registration No. 33-67954, filed September 29, 1993).
           2.3             -- Purchase and Sale Agreement by and between Texaco
                              Exploration and Production Inc., as seller, and
                              Registrant, as buyer, dated December 22, 1994
                              (incorporated by reference to Exhibit 99.3 to
                              Registrant's Current Report on Form 8-K, dated November
                              29, 1994, SEC File No. 1-4300).
           2.4             -- Amended and Restated Agreement and Plan of Merger among
                              Registrant, XPX Acquisitions, Inc. and DEKALB Energy
                              Company, dated December 21, 1994 (incorporated by
                              reference to Exhibit 2.1 to Amendment No. 3 to
                              Registrant's Registration Statement on Form S-4,
                              Registration No. 33-57321, filed April 14, 1995).
           2.5             -- Agreement and Plan of Merger among Registrant, YPY
                              Acquisitions, Inc. and The Phoenix Resource Companies,
                              Inc., dated March 27, 1996 (incorporated by reference to
                              Exhibit 2.1 to Registrant's Registration Statement on
                              Form S-4, Registration No. 333-02305, filed April 5,
                              1996).
           3.1             -- Restated Certificate of Incorporation of Registrant,
                              dated December 1, 1993, as filed with the Secretary of
                              State of Delaware on December 16, 1993 (incorporated by
                              reference to Exhibit 3.1 to Registrant's Annual Report on
                              Form 10-K for year ended December 31, 1993, SEC File No.
                              1-4300).
           3.2             -- Certificate of Ownership and Merger Merging Apache Energy
                              Resources Corporation into Registrant, effective December
                              31, 1995, as filed with the Secretary of State of
                              Delaware on December 21, 1995 (incorporated by reference
                              to Exhibit 3.2 to Registrant's Annual Report on Form 10-K
                              for year ended December 31, 1995, SEC File No. 1-4300).
           3.3             -- Certificate of Designations, Preferences and Rights of
                              Series A Junior Participating Preferred Stock of
                              Registrant, effective January 31, 1996, as filed with the
                              Secretary of State of Delaware on January 22, 1996
                              (incorporated by reference to Exhibit 3.3 to Registrant's
                              Annual Report on Form 10-K for year ended December 31,
                              1995, SEC File No. 1-4300).
           3.4             -- Bylaws of Registrant, as amended July 17, 1997
                              (incorporated by reference to Exhibit 4.4 to Registrant's
                              Registration Statement on Form S-8, Registration No.
                              333-32557, filed July 31, 1997).
           4.1             -- Form of Registrant's common stock certificate
                              (incorporated by reference to Exhibit 4.1 to Registrant's
                              Annual Report on Form 10-K for year ended December 31,
                              1995, SEC File No. 1-4300).
           4.2             -- Rights Agreement, dated January 31, 1996, between
                              Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to
                              Registrant's common shareholders of record on January 31,
                              1996 (incorporated by reference to Exhibit (a) to
                              Registrant's Registration Statement on Form 8-A, dated
                              January 24, 1996, SEC File No. 1-4300).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
          10.1             -- Fourth Amended and Restated Credit Agreement, dated
                              October 31, 1996, among Registrant, the lenders named
                              therein, and The First National Bank of Chicago, as
                              Global Administrative Agent, The Chase Manhattan Bank, as
                              Co-Agent, First Chicago Capital Markets, Inc., as
                              Arranger, and Chase Securities Inc., as Arranger
                              (incorporated by reference to Exhibit 10.1 to
                              Registrant's Current Report on Form 8-K, dated October
                              31, 1996, SEC File No. 1-4300).
          10.2             -- Credit Agreement dated October 31, 1996, among Apache
                              Canada Ltd., a wholly-owned subsidiary of Registrant, the
                              lenders named therein, and Bank of Montreal, as Canadian
                              Administrative Agent, The First National Bank of Chicago,
                              as Global Administrative Agent, First Chicago Capital
                              Markets, Inc., as Arranger, and Chase Securities Inc., as
                              Arranger (incorporated by reference to Exhibit 10.2 to
                              Registrant's Current Report on Form 8-K, dated October
                              31, 1996, SEC File No. 1-4300).
          10.3             -- Credit Agreement dated October 31, 1996, among Apache
                              Energy Limited and Apache Oil Australia Pty. Limited,
                              wholly-owned subsidiaries of Registrant, the lenders
                              named therein, and Chase Securities Australia Limited, as
                              Australian Administrative Agent, The First National Bank
                              of Chicago, as Global Administrative Agent, First Chicago
                              Capital Markets, Inc., as Arranger, and Chase Securities
                              Inc., as Arranger (incorporated by reference to Exhibit
                              10.3 to Registrant's Current Report on Form 8-K, dated
                              October 31, 1996, SEC File No. 1-4300).
          10.4             -- Credit Agreement, dated June 12, 1997, among the
                              Registrant, the lenders named therein, Morgan Guaranty
                              Trust Company, as Global Documentation Agent and U.S.
                              Syndication Agent, The First National Bank of Chicago, as
                              U.S. Documentation Agent, NationsBank of Texas, N.A., as
                              Co-Agent, Union Bank of Switzerland, Houston Agency, as
                              Co-Agent, and The Chase Manhattan Bank, as Global
                              Administrative Agent (incorporated by reference to
                              Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                              dated June 13, 1997, SEC File No. 1-4300).
          10.5             -- Credit Agreement, dated June 12, 1997, among Apache
                              Canada Ltd., a wholly-owned subsidiary of the Registrant,
                              the lenders named therein, Morgan Guaranty Trust Company,
                              as Global Documentation Agent, Royal Bank of Canada, as
                              Canadian Documentation Agent, The Chase Manhattan Bank of
                              Canada, as Canadian Syndication Agent, Bank of Montreal,
                              as Canadian Administrative Agent, and The Chase Manhattan
                              Bank, as Global Administrative Agent (incorporated by
                              reference to Exhibit 10.2 to Registrant's Current Report
                              on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
          10.6             -- Credit Agreement, dated June 12, 1997, among Apache
                              Energy Limited and Apache Oil Australia Pty. Limited,
                              wholly-owned subsidiaries of the Registrant, the lenders
                              named therein, Morgan Guaranty Trust Company, as Global
                              Documentation Agent, Bank of America National Trust and
                              Savings Association, Sydney Branch, as Australian
                              Documentation Agent, The Chase Manhattan Bank, as
                              Australian Syndication Agent, Citisecurities Limited, as
                              Australian Administrative Agent, and The Chase Manhattan
                              Bank, as Global Administrative Agent (incorporated by
                              reference to Exhibit 10.3 to Registrant's Current Report
                              on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
          10.7             -- Fiscal Agency Agreement, dated January 4, 1995, between
                              Registrant and Chemical Bank, as fiscal agent, relating
                              to Registrant's 6% Convertible Subordinated Debentures
                              due 2002 (incorporated by reference to Exhibit 99.2 to
                              Registrant's Current Report on Form 8-K, dated December
                              6, 1994, SEC File No. 1-4300).
          10.8             -- Concession Agreement for Petroleum Exploration and
                              Exploitation in the Khalda Area in Western Desert of
                              Egypt by and among Arab Republic of Egypt, the Egyptian
                              General Petroleum Corporation and Phoenix Resources
                              Company of Egypt, dated April 6, 1981 (incorporated by
                              reference to Exhibit 19(g) to Phoenix's Annual Report on
                              Form 10-K for year ended December 31, 1984, SEC File No.
                              1-547).
          10.9             -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda
                              Area in Western Desert of Egypt by and among Arab
                              Republic of Egypt, the Egyptian General Petroleum
                              Corporation and Phoenix Resources Company of Egypt
                              (incorporated by reference to Exhibit 10(d)(4) to
                              Phoenix's Quarterly Report on Form 10-Q for quarter ended
                              June 30, 1989, SEC File No. 1-547).
          10.10            -- Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix
                              Resources Company of Egypt and Conoco Khalda Inc.
                              (incorporated by reference to Exhibit 10.1 to Phoenix's
                              Registration Statement on Form S-1, Registration No.
                              33-1069, filed October 23, 1985).
          10.11            -- Amendment, dated March 30, 1989, to Farmout Agreement
                              relating to the Khalda Area Concession, by and between
                              Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                              (incorporated by reference to Exhibit 10(d)(5) to
                              Phoenix's Quarterly Report on Form 10-Q for quarter ended
                              June 30, 1989, SEC File No. 1-547).
         *10.12            -- Amendment, dated May 21, 1995, to Concession Agreement
                              for Petroleum Exploration and Exploitation in the Khalda
                              Area in Western Desert of Egypt between Arab Republic of
                              Egypt, the Egyptian General Petroleum Corporation, Repsol
                              Exploracion Egipto S.A., Phoenix Resources Company of
                              Egypt and Samsung Corporation.
          10.13            -- Concession Agreement for Petroleum Exploration and
                              Exploitation in the Qarun Area in Western Desert of
                              Egypt, between Arab Republic of Egypt, the Egyptian
                              General Petroleum Corporation, Phoenix Resources Company
                              of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993
                              (incorporated by reference to Exhibit 10(b) to Phoenix's
                              Annual Report on Form 10-K for year ended December 31,
                              1993, SEC File No. 1-547).
          10.14            -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                              Exploitation in the Qarun Area, effective June 16, 1994
                              (incorporated by reference to Exhibit 10.18 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1996, SEC File No. 1-4300).
         +10.15            -- 1982 Employee Stock Option Plan, as updated in January
                              1987 to conform to the Tax Reform Act of 1986
                              (incorporated by reference to Exhibit 10.7 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1990, SEC File No. 1-4300).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
         +10.16            -- Apache Corporation Corporate Administrative Group
                              Incentive Plan, effective as of January 1, 1989
                              (incorporated by reference to Exhibit 10.8 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1990, SEC File No. 1-4300).
         +10.17            -- First Amendment to Apache Corporation Corporate
                              Administrative Group Incentive Plan, effective January 1,
                              1990 (incorporated by reference to Exhibit 10.14 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1993, SEC File No. 1-4300).
         +10.18            -- Apache Corporation 401(k) Savings Plan, dated August 1,
                              1997, effective January 1, 1997 (incorporated by
                              reference to Exhibit 10.1 to Registrant's current Report
                              on Form 8-K, dated August 8, 1997, SEC File No. 1-4300).
        +*10.19            -- Apache Corporation Money Purchase Retirement Plan, dated
                              December 31, 1997, effective January 1, 1997.
         +10.20            -- Non-Qualified Retirement/Savings Plan of Apache
                              Corporation, as restated January 1, 1997 (incorporated by
                              reference to Exhibit 10.26 to Registrant's Annual Report
                              on Form 10-K for year ended December 31, 1996, SEC File
                              No. 1-4300).
         +10.21            -- Apache International, Inc. Common Stock Award Plan, dated
                              February 12, 1990 (incorporated by reference to Exhibit
                              10.13 to Registrant's Annual Report on Form 10-K for year
                              ended December 31, 1989, SEC File No. 1-4300).
         +10.22            -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated February 9, 1996 (incorporated by reference
                              to Exhibit 10.19 to Registrant's Annual Report on Form
                              10-K for year ended December 31, 1995, SEC File No.
                              1-4300).
         +10.23            -- Apache Corporation 1995 Stock Option Plan, as amended and restated February 9, 1996 (incorporated by reference to
                              Exhibit 10.20 to Registrant's Annual Report on Form 10-K
                              for year ended December 31, 1995, SEC File No. 1-4300).
         +10.24            -- Apache Corporation 1996 Share Price Appreciation Plan, as
                              amended and restated January 14, 1997 (incorporated by
                              reference to Appendix A to Registrant's definitive 14A
                              Proxy Statement, SEC File No. 1-4300, filed March 28,
                              1997).
         +10.25            -- Apache Corporation 1996 Performance Stock Option Plan, as
                              amended and restated January 14, 1997 (incorporated by
                              reference to Exhibit 10.32 to Registrant's Annual Report
                              on Form 10-K for year ended December 31, 1996, SEC File
                              No. 1-4300).
         +10.26            -- Apache Corporation 1998 Stock Option Plan (incorporated by reference to Appendix A to Registrant's definitive 14A
                              Proxy Statement relating to Registrant's 1998 annual
                              meeting of shareholders, SEC File No. 1-4300).
         +10.27            -- 1990 Employee Stock Option Plan of The Phoenix Resource
                              Companies, Inc., as amended through September 29, 1995,
                              effective April 9, 1990 (incorporated by reference to
                              Exhibit 10.33 to Registrant's Annual Report on Form 10-K
                              for year ended December 31, 1996, SEC File No. 1-4300).
         +10.28            -- Apache Corporation Income Continuance Plan, as amended
                              and restated February 24, 1988 (incorporated by reference
                              to Exhibit 10.19 to Registrant's Annual Report on Form
                              10-K for year ended December 31, 1990, SEC File No.
                              1-4300).
        +*10.29            -- Apache Corporation Non-Employee Directors' Compensation
                              Plan, as amended and restated December 12, 1997.

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
         +10.30            -- Apache Corporation Directors' Deferred Compensation Plan,
                              as amended and restated September 14, 1994 (incorporated
                              by reference to Exhibit 10.15 to Registrant's Annual
                              Report on Form 10-K for year ended December 31, 1994, SEC
                              File No. 1-4300).
        +*10.31            -- Apache Corporation Outside Directors' Retirement Plan, as
                              amended and restated September 11, 1997.
         +10.32            -- Apache Corporation Equity Compensation Plan for
                              Non-Employee Directors, adopted February 9, 1994, and
                              form of Restricted Stock Award Agreement (incorporated by
                              reference to Exhibit 10.26 to Registrant's Annual Report
                              on Form 10-K for year ended December 31, 1993, SEC File
                              No. 1-4300).
         +10.33            -- Amended and Restated Employment Agreement, dated December
                              5, 1990, between Registrant and Raymond Plank
                              (incorporated by reference to Exhibit 10.39 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1996, SEC File No. 1-4300).
         +10.34            -- First Amendment, dated April 4, 1996, to Restated
                              Employment Agreement between Registrant and Raymond Plank
                              (incorporated by reference to Exhibit 10.40 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1996, SEC File No. 1-4300).
         +10.35            -- Amended and Restated Employment Agreement, dated December
                              20, 1990, between Registrant and John A. Kocur
                              (incorporated by reference to Exhibit 10.10 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1990, SEC File No. 1-4300).
         +10.36            -- Employment Agreement, dated June 6, 1988, between
                              Registrant and G. Steven Farris (incorporated by
                              reference to Exhibit 10.6 to Registrant's Annual Report
                              on Form 10-K for year ended December 31, 1989, SEC File
                              No. 1-4300).
          10.37            -- Member Gas Purchase Agreement, dated March 1, 1996, by
                              and among Apache Gathering Company, Apache Corporation,
                              MW Petroleum Corporation, DEK Energy Company, Apache
                              Transmission Corporation-Texas and Apache Marketing,
                              Inc., as Seller, and Producers Energy Marketing, LLC, as
                              Buyer (incorporated by reference to Exhibit 10.28 to
                              Registrant's Annual Report on Form 10-K for year ended
                              December 31, 1995, SEC File No. 1-4300).
         *21.1             -- Subsidiaries of Registrant
         *23.1             -- Consent of Arthur Andersen LLP
         *23.2             -- Consent of Ryder Scott Company Petroleum Engineers
         *23.3             -- Consent of Netherland, Sewell & Associates, Inc.
         *24.1             -- Power of Attorney (included as a part of the signature
                              pages to this report)
         *27.1             -- Financial Data Schedule

---------------

*    Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.