Form 10-Q
period 1998-03-31
APACHE CORP
filed 1998-05-13
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1998

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from                     to
                                  -------------------    ---------------------

                          Commission File Number 1-4300


                               APACHE CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                    Delaware                                41-0747868
     -------------------------------                ---------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                Identification Number)

     Suite 100, One Post Oak Central
 2000 Post Oak Boulevard, Houston, TX                     77056-4400
 ----------------------------------------                 ----------
 (Address of Principal Executive Offices)                 (Zip Code)


       Registrant's Telephone Number, Including Area Code: (713) 296-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


Number of shares of Registrant's common stock, outstanding as of
March 31, 1998...............................................98,597,542

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                                   (UNAUDITED)


                                                                      FOR THE QUARTER ENDED MARCH 31,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
                                                                        (In thousands, except per
                                                                            common share data)
REVENUES:
   Oil and gas production revenues                                    $    209,949      $    262,395
   Gathering, processing and marketing revenues                             32,096            60,094
   Equity in income (loss) of affiliates                                      (873)              193
   Other revenues                                                            4,769              (854)
                                                                      ------------      ------------
                                                                           245,941           321,828
                                                                      ------------      ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization                                 98,372            89,318
   Operating costs                                                          56,551            59,972
   Gathering, processing and marketing costs                                31,203            59,354
   Administrative, selling and other                                         9,966             9,142
   Financing costs:
      Interest expense                                                      30,144            23,641
      Amortization of deferred loan costs                                    1,262             1,327
      Capitalized interest                                                 (10,850)           (8,640)
      Interest income                                                         (823)             (368)
                                                                      ------------      ------------
                                                                           215,825           233,746
                                                                      ------------      ------------

INCOME BEFORE INCOME TAXES                                                  30,116            88,082
   Provision for income taxes                                               12,760            35,205
                                                                      ------------      ------------
NET INCOME                                                            $     17,356      $     52,877
                                                                      ============      ============

NET INCOME PER COMMON SHARE:
   Basic                                                              $        .18      $        .59
                                                                      ============      ============
   Diluted                                                            $        .18      $        .56
                                                                      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE QUARTER ENDED MARCH 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     17,356      $     52,877
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                     98,372            89,318
         Amortization of deferred loan costs                                           1,262             1,327
         Provision for deferred income taxes                                           5,265            26,782
   Cash distributions in excess of (less than) earnings of affiliates                    852              (167)
   Changes in operating assets and liabilities:
         Decrease in receivables                                                      43,431            35,341
         Increase in advances to oil and gas ventures and other                         (692)           (6,688)
         Decrease in deferred charges and other                                       (2,289)            1,301
         Decrease in product inventory                                                    37                55
         Decrease in payables                                                        (41,653)           (7,556)
         Increase (decrease) in accrued expenses                                      (9,895)              101
         Decrease in advance from gas purchaser                                       (4,507)           (2,389)
         Decrease in deferred credits and noncurrent liabilities                      (1,647)           (3,504)
                                                                                ------------      ------------
             Net cash provided by operating activities                               105,892           186,798
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                              (192,565)         (175,537)
   Non-cash portion of net oil and gas property additions                             (3,255)          (10,894)
   Proceeds received from sales of property and equipment                            107,549               750
   Proceeds received from sale of assets held for resale                              62,998                --
   Other, net                                                                         (6,583)           (2,290)
                                                                                ------------      ------------
             Net cash used in investing activities                                   (31,856)         (187,971)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                              228,750           255,512
   Payments on long-term debt                                                       (186,621)         (244,532)
   Dividends paid                                                                     (6,531)           (6,304)
   Common stock activity, net                                                            834             3,869
   Treasury stock activity, net                                                           --              (363)
   Cost of debt and equity transactions                                                 (281)             (297)
                                                                                ------------      ------------
             Net cash provided by financing activities                                36,151             7,885
                                                                                ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            110,187             6,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         9,686            13,161
                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    119,873      $     19,873
                                                                                ============      ============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

(In thousands)                                                                    MARCH 31,        DECEMBER 31,
                                                                                    1998              1997
                                                                                ------------      ------------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $    119,873      $      9,686
   Receivables                                                                       180,707           224,025
   Inventories                                                                        37,895            36,041
   Advances to oil and gas ventures and other                                         16,286            15,579
   Assets held for resale                                                                 --            62,998
                                                                                ------------      ------------
                                                                                     354,761           348,329
                                                                                ------------      ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                            5,529,865         5,530,991
      Unproved properties and properties under
         development, not being amortized                                            517,125           453,556
      International concession rights, not being amortized                            79,000            79,000
   Gas gathering, transmission and processing facilities                             278,790           246,049
   Other                                                                              75,011            71,067
                                                                                ------------      ------------
                                                                                   6,479,791         6,380,663
   Less:  Accumulated depreciation, depletion and amortization                    (2,746,404)       (2,647,478)
                                                                                ------------      ------------
                                                                                   3,733,387         3,733,185
                                                                                ------------      ------------
   OTHER ASSETS:
   Deferred charges and other                                                         53,675            57,119
                                                                                ------------      ------------
                                                                                $  4,141,823      $  4,138,633
                                                                                ============      ============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

(In thousands)                                                                    MARCH 31,       DECEMBER 31,
                                                                                    1998              1997
                                                                                ------------      ------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                         $     11,800      $     17,200
   Accounts payable                                                                  138,596           178,361
   Accrued operating expense                                                          17,546            20,153
   Accrued exploration and development                                                79,200            82,392
   Accrued compensation and benefits                                                   7,440            17,600
   Accrued interest                                                                   22,922            20,598
   Other accrued expenses                                                              8,027             7,479
                                                                                ------------      ------------
                                                                                     285,531           343,783
                                                                                ------------      ------------
LONG-TERM DEBT                                                                     1,393,330         1,501,380
                                                                                ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES:
      Income taxes                                                                   360,235           355,619
      Advances from gas purchaser                                                    150,039           154,546
      Other                                                                           52,516            54,128
                                                                                ------------      ------------
                                                                                     562,790           564,293
                                                                                ------------      ------------

SHAREHOLDERS' EQUITY:
   Common stock, $1.25 par, 215,000,000 shares authorized,
      99,771,253 and 94,478,788 shares issued, respectively                          124,714           118,098
   Paid-in capital                                                                 1,237,943         1,085,063
   Retained earnings                                                                 572,435           561,981
   Treasury stock, at cost, 1,173,711 and 1,174,247 shares,
      respectively                                                                   (15,499)          (15,506)
   Accumulated other comprehensive income                                            (19,421)          (20,459)
                                                                                ------------      ------------
                                                                                   1,900,172         1,729,177
                                                                                ------------      ------------
                                                                                $  4,141,823      $  4,138,633
                                                                                ============      ============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                           COMPREHENSIVE      COMMON          PAID-IN       RETAINED
(In thousands)                                                INCOME           STOCK          CAPITAL       EARNINGS
                                                          ---------------   ------------   --------------  ------------

BALANCE AT DECEMBER 31, 1996                                                $  114,030     $   1,002,540   $  432,588
   Comprehensive income
     Net income                                           $       52,877             -                 -       52,877
     Foreign currency translation adjustments, net of
       applicable income tax benefit of $766                      (1,277)            -                 -            -
                                                          --------------
   Comprehensive income                                   $       51,600
                                                          ==============
   Dividends ($.07 per common share)                                                 -                 -       (6,318)
   Common shares issued                                                            252             3,617            -
   Treasury shares purchased                                                         -                 -            -
                                                                            ----------     -------------   ----------

BALANCE AT MARCH 31, 1997                                                   $  114,282     $   1,006,157   $  479,147
                                                                            ==========     =============   ==========



BALANCE AT DECEMBER 31, 1997                                                $  118,098     $   1,085,063   $  561,981
   Comprehensive income
     Net income                                           $       17,356             -                 -       17,356
     Foreign currency translation adjustments, net of
       applicable income taxes of $623                             1,038             -                 -            -
                                                          --------------
   Comprehensive income                                   $       18,394
                                                          ==============
   Dividends ($.07 per common share)                                                 -                 -       (6,902)
   Common shares issued                                                          6,616           152,880            -
   Treasury shares issued                                                            -                 -            -
                                                                            ----------     -------------   ----------

BALANCE AT MARCH 31, 1998                                                   $  124,714     $   1,237,943   $  572,435
                                                                            ==========     =============   ==========

                                                                          ACCUMULATED
                                                                             OTHER             TOTAL
                                                            TREASURY     COMPREHENSIVE     SHAREHOLDERS'
(In thousands)                                               STOCK           INCOME           EQUITY
                                                          ------------   ---------------   --------------

BALANCE AT DECEMBER 31, 1996                              $  (15,152)    $      (15,490)   $   1,518,516
   Comprehensive income
     Net income                                                    -                  -           52,877
     Foreign currency translation adjustments, net of
       applicable income tax benefit of $766                       -             (1,277)          (1,277)

   Comprehensive income

   Dividends ($.07 per common share)                               -                  -           (6,318)
   Common shares issued                                            -                  -            3,869
   Treasury shares purchased                                    (363)                 -             (363)
                                                          ----------     --------------    -------------

BALANCE AT MARCH 31, 1997                                 $  (15,515)    $      (16,767)   $   1,567,304
                                                          ==========     ==============    =============



BALANCE AT DECEMBER 31, 1997                              $  (15,506)    $      (20,459)   $   1,729,177
   Comprehensive income
     Net income                                                    -                  -           17,356
     Foreign currency translation adjustments, net of
       applicable income taxes of $623                             -              1,038            1,038

   Comprehensive income

   Dividends ($.07 per common share)                               -                  -           (6,902)
   Common shares issued                                            -                  -          159,496
   Treasury shares issued                                          7                  -                7
                                                          ----------     --------------    -------------

BALANCE AT MARCH 31, 1998                                 $  (15,499)    $      (19,421)   $   1,900,172
                                                          ==========     ==============    =============



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

1.   DIVESTITURES

     During the first quarter of 1998 Apache sold 18.9 million barrels of reserves from largely marginal North American properties, collecting proceeds of $107.5 million. In addition, the Company completed the sale of a 10 percent interest in the East Spar gas field and related production facilities in Western Australia for a total sales price of $63 million in cash.


2.   NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities is presented below:

     In March 1998, Apache acquired certain oil and gas property interests for approximately 0.2 million shares of Apache common stock.

     In January 1998, approximately 90 percent, or $155.6 million, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share.

     The following table provides supplemental disclosure of cash flow information:

                                                     FOR THE QUARTER ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       1998         1997
                                                     --------     -------
                                                        (In thousands)
         Cash paid during the period for:
           Interest (net of amounts capitalized)     $16,969     $10,736
           Income taxes (net of refunds)               7,495       8,418

3.   DEBT

     In January 1998, approximately 90 percent, or $155.6 million, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share. The remaining $16.9 million of principal amount of the 6-percent debentures was redeemed for $17.4 million in cash, plus accrued and unpaid interest. The Company recorded a $.8 million loss on the early extinguishment of debt in January 1998.

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity.


4.   COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires companies to report the components of comprehensive income in a financial statement with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which is comprised of net income and foreign currency translation adjustments, in the accompanying statement of consolidated shareholders' equity. This information is shown for all periods presented.


5.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                              FOR THE QUARTER ENDED MARCH 31,
                                         ---------------------------------------------------------------------------
                                                        1998                                   1997
                                         ------------------------------------   ------------------------------------
                                            INCOME     SHARES     PER SHARE       INCOME       SHARES     PER SHARE
                                         -----------  ----------  -----------   -----------  -----------  ----------
                                                            (In thousands, except per share amounts)
BASIC:
   Net income                            $  17,356       97,581   $     .18     $   52,877      90,143    $     .59
                                                                  =========                               =========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                            -          391                          -         489
   3.93% convertible notes                       -            -                        520       2,778
   6% convertible subordinated
     debentures                                460          937                      1,698       5,623

DILUTED:
                                         ---------       ------                 ----------      ------
   Net income including assumed
     conversions                         $  17,816       98,909   $     .18     $   55,095      99,033    $     .56
                                         =========       ======   =========     ==========      ======    =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache's results of operations and financial position for the first quarter of 1998 were significantly impacted by the following factors:

     Commodity Prices - Apache's average realized price for natural gas decreased $.61 per thousand cubic feet (Mcf) from $2.59 per Mcf in the first quarter of 1997 to $1.98 per Mcf in 1998, negatively impacting revenues by $32.2 million. The average realized oil price decreased $7.40 per barrel from $21.47 per barrel in the first quarter of 1997 to $14.07 per barrel in 1998, reducing revenues by $41.9 million.

     Operations - Daily oil production increased 24 percent for the first quarter of 1998 when compared to the same period last year. The increase favorably impacted revenues by $19.3 million. Daily gas production rose four percent for the first quarter of 1998 when compared to the same period last year, increasing revenues by $4.5 million. In addition to increasing production, first quarter earnings were positively impacted by a $3.4 million, or six percent, decrease in operating costs from the first quarter of 1997.


RESULTS OF OPERATIONS

     Apache reported 1998 first quarter net income of $17.4 million versus $52.9 million in the prior year. Basic net income per common share of $.18 for the first quarter of 1998 was significantly lower than in 1997. Higher oil and gas production and lower operating costs were offset by a sharp decline in oil and gas prices, higher depreciation, depletion and amortization (DD&A) expense and higher financing costs.

     For the first quarter of 1998, revenues decreased 24 percent to $245.9 million as compared to $321.8 million in 1997, driven by a 20 percent decrease in crude oil and natural gas production revenues. Crude oil, including natural gas liquids, contributed 48 percent and natural gas contributed 52 percent of total oil and gas production revenues.

     Volume and price information for the Company's first quarter 1998 and 1997 oil and gas production is summarized in the following table:

                                                                       FOR THE QUARTER
                                                                       ENDED MARCH 31,
                                                              ----------------------------------          INCREASE
                                                                  1998                 1997              (DECREASE)
                                                              -------------        -------------       --------------
Natural Gas Volume - Mcf per day:
    United States                                                  467,123              484,962                (4%)
    Canada                                                          96,520               78,852                22%
    Egypt                                                              450                  471                (4%)
    Australia                                                       46,973               21,403               119%
                                                              ------------         ------------
       Total                                                       611,066              585,688                 4%
                                                              ============         ============

Average Natural Gas price - Per Mcf:
    United States                                             $       2.18         $       2.77               (21%)
    Canada                                                            1.24                 1.69               (27%)
    Egypt                                                             1.78                 3.02               (41%)
    Australia                                                         1.60                 1.87               (14%)
       Total                                                          1.98                 2.59               (24%)

Oil Volume - Barrels per day:
    United States                                                   39,634               40,575                (2%)
    Canada                                                           2,075                1,983                 5%
    Egypt                                                           29,252               17,254                70%
    Australia                                                        7,130                3,041               134%
                                                              ------------         ------------
       Total                                                        78,091               62,853                24%
                                                              ============         ============

Average Oil price - Per barrel:
    United States                                             $      14.33         $      21.78               (34%)
    Canada                                                           15.75                21.51               (27%)
    Egypt                                                            13.60                20.42               (33%)
    Australia                                                        14.06                23.22               (39%)
       Total                                                         14.07                21.47               (34%)

Natural Gas Liquids (NGL) Volume - Barrels per day:
    United States                                                    1,910                1,863                 3%
    Canada                                                             604                  642                (6%)
                                                              ------------         ------------
       Total                                                         2,514                2,505                -
                                                              ============         ============

Average NGL Price - Per barrel:
    United States                                             $       9.14         $      18.36               (50%)
    Canada                                                            7.26                19.30               (62%)
       Total                                                          8.68                18.60               (53%)


     Natural gas sales for the first quarter of 1998 totaled $109.1 million, 20 percent lower than those recorded in the first quarter of 1997. Natural gas production increased 25.4 million cubic feet per day (MMcf/d), or four percent, on a worldwide basis, favorably impacting revenue by $4.5 million. In Canada and Australia, the increase in natural gas production was principally due to development activities and the impact of tactical acquisitions during late 1997.

     Average realized natural gas prices decreased 24 percent, negatively affecting revenue by $32.2 million. The majority of this decrease, and the resulting impact on natural gas sales, was realized in the U.S. where the Company sold 76 percent of its worldwide gas production at an average price of $2.18 per Mcf, $.59 per Mcf lower than 1997. In addition, the Company's natural gas sales were negatively impacted by lower spot prices in Canada where the Company sold 16 percent of its worldwide gas production at an average price of $1.24 per Mcf, compared to $1.69 per Mcf in 1997. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.07 per Mcf during the first quarter of 1998 and decreased the realized price by $.02 per Mcf in the first quarter of 1997.

     The Company's crude oil sales for the first quarter of 1998 totaled $98.9 million, a 19 percent decrease from the first quarter of 1997, due to lower average realized prices, which were partially offset by production increases.

     First quarter 1998 oil production increased 24 percent compared to the prior year primarily as a result of increases in Egyptian and Australian production. Egyptian oil production accounted for 37 percent of the Company's worldwide oil production, compared to 27 percent in the first quarter of 1997, resulting in an increase in revenues of $14.7 million. The increase in Egyptian production was primarily a result of drilling and development activity. In addition, Australian oil production increased 134 percent in the first quarter of 1998 due to the acquisition of all the capital stock of three companies (subsidiaries of Mobil Exploration & Producing Australia Pty Ltd) owning interests in certain oil and gas properties and production facilities offshore Western Australia on November 20, 1997.

     The Company's realized price for sales of crude oil in the first quarter of 1998 decreased $7.40 per barrel, or 34 percent, resulting in a decrease in revenue of $41.9 million compared to the same period in 1997.

     Revenue from the sale of natural gas liquids totaled $2.0 million for the first quarter of 1998, as compared to $4.2 million for the same period in 1997. A 53 percent decline in realized prices contributed to the decrease in revenues.


OTHER REVENUES AND OPERATING EXPENSES

     During the first quarter of 1998, Apache's gas gathering, processing and marketing revenues decreased 47 percent to $32.1 million, due primarily to lower volumes compared to the prior year. Although revenues decreased with respect to these activities, there was a decrease in gas gathering, processing and marketing costs. Therefore, higher margins were realized for the first quarter of 1998 compared to the same period in 1997.

     Other revenues for the first quarter of 1998 included $4 million in settlement proceeds from the resolution of issues with a gas purchaser. This represents a significant increase over other revenues for the same period in the prior year due to a 1997 loss associated with declines in Canadian and Australian currency exchange rates.

     The Company's DD&A expense for the first quarter of 1998 totaled $98.4 million, compared to $89.3 million for the comparable period in 1997. On an equivalent barrel basis, full cost DD&A expense decreased $.15 per barrel of oil equivalent (boe), from $5.73 per boe to $5.58 per boe, in the first quarter of 1998 compared to the same period in 1997. The decrease is a function of first quarter reserve additions along with the favorable effects of North American property sales and exchanges.

     Operating costs, including lease operating expense and severance taxes, decreased six percent from $60.0 million in the first quarter of 1997 to $56.6 million for the same period in 1998. For the first quarter of 1998, lease operating expense, excluding severance and other taxes, totaled $48.2 million, compared to $49.3 million for the comparable period in 1997. On an equivalent barrel basis, lease operating expense declined from $3.36 per boe in the first quarter of 1997 to $2.94 per boe in the first quarter of 1998. Domestic per unit costs were significantly reduced due to lower Gulf Coast region repairs, maintenance, power and fuel costs and lower Offshore region repairs and maintenance costs. In Egypt, there were significant reductions in oil trucking expense which contributed to the decrease. Australian per unit costs were less than 1997 due to incremental production with minimal lease operating expense increases.

     Administrative, selling and other costs (G&A) in the first quarter of 1998 increased $.8 million, or nine percent, from a year ago. On an equivalent barrel basis, G&A expenses declined slightly to $.61 per boe, for the first three months of 1998 as compared to $.62 per boe for the same period in 1997. G&A continues to trend toward lower levels due to the Company's ongoing efforts to control costs.

     Net financing costs for the first quarter of 1998 increased $3.8 million, or 24 percent, from the prior year due to higher gross interest expense, mitigated by lower amortization of deferred loan costs and higher capitalized interest. Gross interest expense increased $6.5 million due to a higher average outstanding debt balance and a higher weighted average interest rate.


MARKET RISK

COMMODITY RISK

     The Company's major market risk exposure continues to be the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue.

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

     Capital Expenditures - A summary of oil and gas capital expenditures during the first three months of 1998 and 1997 is presented below (in millions):

                                                           FOR THE QUARTER ENDED
                                                                  MARCH 31,
                                                       -----------------------------
                                                           1998             1997
                                                       ------------     ------------
Exploration and development:
    United States                                      $       60.2     $       92.2
    Canada                                                     24.1             15.5
    Egypt                                                      32.7             30.6
    Australia                                                  19.1             11.1
    Other international                                         9.8              6.5
                                                       ------------     ------------

       Subtotal                                               145.9            155.9
Capitalized Interest                                           10.8              8.6
                                                       ------------     ------------

       Total                                           $      156.7     $      164.5
                                                       ============     ============

Acquisition of oil and gas properties                  $        9.1     $        6.8
                                                       ============     ============


    In North America, Apache completed 47 producing wells out of 66 wells drilled during the first three months of 1998, while internationally the Company discovered four new producers out of 11 wells drilled. Worldwide, the Company was drilling or completing an additional 105 wells as of March 31, 1998. In addition, Apache completed 113 production enhancement projects, including 57 recompletions, during the first three months of 1998.

     Property acquisitions totaled $9.1 million in the first three months of 1998, primarily representing tactical acquisitions of properties in the Company's existing focus areas.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first quarter of 1998 totaled $105.9 million, a decrease of 43 percent from $186.8 million in the first quarter of 1997. This decrease was due primarily to lower product prices, partially offset by higher production, as compared to last year.

     Long-Term Borrowings - In January 1998, approximately 90 percent, or $155.6 million, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share. The remaining $16.9 million of principal amount of the 6-percent debentures was redeemed for $17.4 million in cash, plus accrued and unpaid interest. The Company recorded a $.8 million loss on the early extinguishment of debt in January 1998.

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity.

     Liquidity - The Company had $119.9 million in cash and cash equivalents on hand at March 31, 1998, up from $9.7 million at December 31, 1997. Apache's ratio of current assets to current liabilities at March 31, 1998 was 1.24:1 compared to 1.01:1 at December 31, 1997.

     Apache believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of March 31, 1998, Apache's available borrowing capacity under its global credit facility was $774 million.

IMPACT OF THE YEAR 2000 ISSUE

      The "Year 2000 Issue" is the result of computer software being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If left unremedied, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send oil and gas revenue disbursement checks, or engage in similar normal business activities.

      The Company is in the process of replacing significant portions of its software to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Company will properly recognize dates beyond December 31, 1999. The Company presently believes that with conversions to new software, the Year 2000 Issue will be eliminated. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company plans to replace substantially all of its existing systems within 12 months or not later than March 31, 1999.

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


FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings by continuing to explore on and develop its inventory of existing projects and making carefully targeted acquisitions of new assets. Robust oil and gas prices early in 1997 gave way to weaker prices later in the year and on into 1998. Crude oil prices have fallen near their lowest level of the 1990's. While lower prices have negatively impacted Apache's first quarter 1998 earnings and cash from operations (see "Market Risk-Commodity Risk" above), Apache has taken steps to improve its financial liquidity for the purpose of better positioning the Company to fund potential opportunities that might result from industry adversity. Specific actions that have been or may be taken which should impact the Company's activities in 1998 and beyond, include:

1. Selling and trading non-strategic properties to upgrade the Company's property portfolio and reduce debt.

2.   Curtailing projected exploration and development expenditures.

3. Calling for redemption of $172.5 million of debentures of which 90 percent or, $155.6 million, were converted to equity in January 1998.

     The above steps help strengthen Apache's financial position and add liquidity. Should property acquisition prices fall from the premium price commanded in 1997 to what management believes to be more reasonable levels, Apache may seek to undertake a significant acquisition. Alternatively, if drilling costs retreat further from the levels to which they rose in 1997, Apache may expand its drilling activity. In either event, Apache will continue to review the level of its capital expenditures quarterly in light of financial results, product prices, drilling costs and prevailing industry conditions. Even at a reduced capital expenditure level, Apache expects to remain an active operator in North America drilling moderate-risk wells.

     Apache's international properties should continue to grow in importance with respect to Apache's financial results and future growth prospects. Apache's international efforts in the coming year will be focused on development of its discoveries in Egypt, offshore Western Australia, offshore The People's Republic of China and offshore the Ivory Coast, and exploration efforts on the Company's concessions in Egypt and in Poland. While international exploration is recognized as higher risk than Apache's North American activities, the Company believes it offers potential for greater rewards and significant reserve additions. Apache also believes that reserve additions in these international areas may be made through higher risk exploration and through improved production practices and recovery techniques.

     Under the rules of the Securities and Exchange Commission, companies that follow the full cost method of accounting are required to perform country-by-country quarterly "ceiling test" calculations. Under this test, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in writedowns. The Company did not have a writedown due to ceiling test limitations as of March 31, 1998.


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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company's Form 10-K for the year ended December 31, 1997 (filed with the Securities and Exchange Commission on March 20, 1998) is incorporated herein by reference.


ITEM 2.    CHANGES IN SECURITIES

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


ITEM 5.    OTHER INFORMATION

           None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  27 - Financial Data Schedules

           (b)    Reports filed on Form 8-K

                  The following current report on Form 8-K was filed during the fiscal quarter ended March 31, 1998:

                         January 29, 1998 - Item 5.  Other Events

                         Offering to the public of $150 million principal amount
                  of Apache's 7% Senior Notes due 2018, issuable under an indenture dated February 15, 1996, and supplemented November 5, 1996, and registered pursuant to Apache's Registration Statement on Form S-3 (File No. 333-44731).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APACHE CORPORATION



Dated:    May 12, 1998              /s/ Roger B. Plank
                                    ------------------------------------------
                                    Roger B. Plank
                                    Vice President and Chief Financial Officer



Dated:    May 12, 1998              /s/ Thomas L. Mitchell
                                    ------------------------------------------
                                    Thomas L. Mitchell
                                    Vice President and Controller
                                    (Chief Accounting Officer)

                                EXHIBIT INDEX




EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27            FINANCIAL DATA SCHEDULES