Form 10-Q
period 1998-06-30
APACHE CORP
filed 1998-08-11
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998

                                       OR


          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period from           to
                                                -----------   ----------

                          Commission File Number 1-4300


                               APACHE CORPORATION
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                      41-0747868
   ----------------------------------                  ------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)

    Suite 100, One Post Oak Central
  2000 Post Oak Boulevard, Houston, TX                          77056-4400
----------------------------------------                       ------------
(Address of Principal Executive Offices)                        (Zip Code)


     Registrant's Telephone Number, Including Area Code:   (713) 296-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                    ---       ---

Number of shares of Registrant's common stock, outstanding as of June 30, 1998...........................  98,604,547


                                              PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                                   (UNAUDITED)


                                                          FOR THE QUARTER             FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                    -------------------------     ------------------------
                                                      1998            1997          1998           1997
                                                    ---------      ---------      ---------      ---------
                                                         (In thousands, except per common share data)
REVENUES:
   Oil and gas production revenues                  $ 197,856      $ 218,733      $ 407,805      $ 481,128
   Gathering, processing and marketing revenues        27,020         39,325         59,116         99,419
   Equity in income (loss) of affiliates                 (685)          (204)        (1,558)           (11)
   Other revenues                                      (4,059)           987            710            133
                                                    ---------      ---------      ---------      ---------

                                                      220,132        258,841        466,073        580,669
                                                    ---------      ---------      ---------      ---------

OPERATING EXPENSES:
   Depreciation, depletion and amortization            97,414         93,481        195,786        182,799
   Operating costs                                     52,616         57,739        109,167        117,711
   Gathering, processing and marketing costs           26,417         38,910         57,620         98,264
   Administrative, selling and other                   10,200          8,941         20,166         18,083
   Financing costs:
      Interest expense                                 30,187         24,822         60,331         48,463
      Amortization of deferred loan costs               1,046          1,251          2,308          2,578
      Capitalized interest                            (12,538)        (9,158)       (23,388)       (17,798)
      Interest income                                  (1,647)          (774)        (2,470)        (1,142)
                                                    ---------      ---------      ---------      ---------
                                                      203,695        215,212        419,520        448,958
                                                    ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                             16,437         43,629         46,553        131,711
   Provision for income taxes                           7,201         17,883         19,961         53,088
                                                    ---------      ---------      ---------      ---------
NET INCOME                                          $   9,236      $  25,746      $  26,592      $  78,623
                                                    =========      =========      =========      =========

NET INCOME PER COMMON SHARE:
   Basic                                            $     .09      $     .29      $     .27      $     .87
                                                    =========      =========      =========      =========
   Diluted                                          $     .09      $     .28      $     .27      $     .84
                                                    =========      =========      =========      =========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                ------------------------
                                                                                  1998           1997
                                                                                ---------      ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  26,592      $  78,623
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                 195,786        182,799
         Amortization of deferred loan costs                                        2,308          2,578
         Provision for deferred income taxes                                        4,981         36,507
   Cash distributions in excess of earnings of affiliates                           1,523            138
   Changes in operating assets and liabilities:
         Decrease in receivables                                                   43,631         33,134
         Decrease (increase) in advances to oil and gas ventures and other          3,011         (9,574)
         Decrease in deferred charges and other                                    15,905          1,610
         Decrease in payables                                                     (39,429)       (34,703)
         Increase (decrease) in accrued expenses                                  (14,364)         2,287
         Decrease in advance from gas purchaser                                    (9,203)        (4,875)
         Increase (decrease) in deferred credits and noncurrent liabilities           236         (6,590)
                                                                                ---------      ---------
             Net cash provided by operating activities                            230,977        281,934
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                           (359,012)      (373,371)
   Non-cash portion of net oil and gas property additions                         (21,182)       (13,993)
   Proceeds received from sales of property and equipment                         105,216          3,174
   Proceeds received from sale of assets held for resale                           62,998             --
   Other, net                                                                      (9,907)        (7,149)
                                                                                ---------      ---------
             Net cash used in investing activities                               (221,887)      (391,339)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                           344,796        371,270
   Payments on long-term debt                                                    (261,821)      (252,377)
   Dividends paid                                                                 (13,433)       (12,622)
   Common stock activity, net                                                       1,036          5,512
   Treasury stock activity, net                                                        --           (387)
   Cost of debt and equity transactions                                              (440)          (970)
                                                                                ---------      ---------
             Net cash provided by financing activities                             70,138        110,426
                                                                                ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          79,228          1,021

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      9,686         13,161
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  88,914      $  14,182
                                                                                =========      =========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                     JUNE 30,       DECEMBER 31,
                                                                      1998              1997
                                                                   -----------      -----------
                                                                   (Unaudited)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $    88,914      $     9,686
   Marketable securities                                                26,994               --
   Receivables                                                         204,972          224,025
   Inventories                                                          35,951           36,041
   Advances to oil and gas ventures and other                           12,538           15,579
   Assets held for resale                                                   --           62,998
                                                                   -----------      -----------
                                                                       369,369          348,329
                                                                   -----------      -----------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                              5,611,148        5,530,991
      Unproved properties and properties under
         development, not being amortized                              546,109          453,556
      International concession rights, not being amortized              79,000           79,000
   Gas gathering, transmission and processing facilities               294,728          246,049
   Other                                                                80,161           71,067
                                                                   -----------      -----------
                                                                     6,611,146        6,380,663
   Less:  Accumulated depreciation, depletion and amortization      (2,835,717)      (2,647,478)
                                                                   -----------      -----------

                                                                     3,775,429        3,733,185
                                                                   -----------      -----------
OTHER ASSETS:
   Deferred charges and other                                           33,161           57,119
                                                                   -----------      -----------
                                                                   $ 4,177,959      $ 4,138,633
                                                                   ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                 JUNE 30,        DECEMBER 31,
                                                                   1998              1997
                                                                -----------      -----------
                                                                (Unaudited)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                         $    38,600      $    17,200
   Accounts payable                                                 140,142          178,361
   Accrued operating expense                                         15,698           20,153
   Accrued exploration and development                               61,065           82,392
   Accrued compensation and benefits                                 10,150           17,600
   Accrued interest                                                  19,257           20,598
   Other accrued expenses                                             7,000            7,479
                                                                -----------      -----------

                                                                    291,912          343,783
                                                                -----------      -----------

LONG-TERM DEBT                                                    1,407,377        1,501,380
                                                                -----------      -----------

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES:
      Income taxes                                                  358,994          355,619
      Advances from gas purchaser                                   145,343          154,546
      Other                                                          75,676           54,128
                                                                -----------      -----------

                                                                    580,013          564,293
                                                                -----------      -----------

SHAREHOLDERS' EQUITY:
   Common stock, $1.25 par, 215,000,000 shares authorized,
      99,778,078 and 94,478,788 shares issued, respectively         124,723          118,098
   Paid-in capital                                                1,238,140        1,085,063
   Retained earnings                                                574,769          561,981
   Treasury stock, at cost, 1,173,531 and 1,174,247 shares,
      respectively                                                  (15,497)         (15,506)
   Accumulated other comprehensive income                           (23,478)         (20,459)
                                                                -----------      -----------
                                                                  1,898,657        1,729,177
                                                                -----------      -----------
                                                                $ 4,177,959      $ 4,138,633
                                                                ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                           ACCUMULATED
                                                                                                             OTHER         TOTAL
                                       COMPREHENSIVE    COMMON       PAID-IN     RETAINED      TREASURY  COMPREHENSIVE  SHAREHOLDERS
(In thousands)                             INCOME        STOCK       CAPITAL     EARNINGS       STOCK        INCOME        EQUITY
                                       -------------  -----------  -----------  -----------  -----------  -----------   ------------
BALANCE AT DECEMBER 31, 1996                          $   114,030  $ 1,002,540  $   432,588  $   (15,152) $   (15,490)  $ 1,518,516
   Comprehensive income
     Net income                         $    78,623            --           --       78,623           --           --        78,623
     Currency translation adjustments,
       net of applicable income tax
       benefit of $526                         (976)           --           --           --           --         (976)         (976)
                                        -----------
   Comprehensive income                 $    77,647
                                        ===========
   Dividends ($.14 per common share)                           --           --      (12,640)          --           --       (12,640)
   Common shares issued                                       339        5,173           --           --           --         5,512
   Treasury shares purchased                                   --           --           --         (387)          --          (387)
                                                      -----------  -----------  -----------  -----------  -----------   -----------
BALANCE AT JUNE 30, 1997                              $   114,369  $ 1,007,713  $   498,571  $   (15,539) $   (16,466)  $ 1,588,648
                                                      ===========  ===========  ===========  ===========  ===========   ===========


BALANCE AT DECEMBER 31, 1997                          $   118,098  $ 1,085,063  $   561,981  $   (15,506) $   (20,459)  $ 1,729,177
   Comprehensive income
     Net income                         $    26,592            --          --        26,592           --           --        26,592
     Currency translation adjustments,
       net of applicable income tax
       benefit of $1,788                     (3,321)           --          --            --           --       (3,321)       (3,321)
     Unrealized gain on marketable
       securities, net of applicable
       income taxes of $181                     302            --          --            --           --          302           302
                                        -----------
   Comprehensive income                 $    23,573
                                        ===========
   Dividends ($.14 per common share)                           --           --      (13,804)          --           --       (13,804)
   Common shares issued                                     6,625      153,077           --           --           --       159,702
   Treasury shares issued                                      --           --           --            9           --             9
                                                      -----------  -----------  -----------  -----------  -----------   -----------
BALANCE AT JUNE 30, 1998                              $   124,723  $ 1,238,140  $   574,769  $   (15,497) $   (23,478)  $ 1,898,657
                                                      ===========  ===========  ===========  ===========  ===========   ===========


                                                          JUNE 30,    DECEMBER 31,
                                                           1998            1997
                                                         --------     ------------
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
   Unrealized gain on marketable securities              $    302      $     --
   Currency translation adjustments                       (23,780)      (20,459)
                                                         --------      --------
                                                         $(23,478)     $(20,459)
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


1.   DIVESTITURES

     During the six months ended June 30, 1998, Apache sold 28.1 million equivalent barrels of proved reserves from largely marginal North American properties, collecting cash and other proceeds of $130.1 million. In addition, the Company completed the sale of a 10 percent interest in the East Spar gas field and related production facilities in Western Australia for a total sales price of $63.0 million in cash.


2.   STRATEGIC ALLIANCE WITH CINERGY

     In June 1998, Apache formed a strategic alliance with Cinergy Corporation (Cinergy) to market substantially all the Company's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) for 771,258 shares of Cinergy common stock valued at $26.5 million, subject to adjustment. ProEnergy will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. During this period, Apache is generally obligated to deliver most of its North American gas production to Cinergy and, under certain circumstances, may have to make payments to Cinergy if certain production quotas are not met. Accordingly, Apache recorded a deferred gain of $20.6 million on the sale of ProEnergy that will be amortized over six years.


3.   NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities is presented below:

     In June 1998, the Company sold its interest in ProEnergy to Cinergy in exchange for 771,258 shares of Cinergy common stock.

     In March 1998, Apache acquired certain oil and gas property interests for approximately 177,000 shares of Apache common stock.

     In January 1998, approximately 90 percent, or $155.6 million principal amount, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share.

     The following table provides supplemental disclosure of cash flow information:

                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------------------
                                                                         1998                     1997
                                                                   ---------------          ----------------
                                                                                 (In thousands)
         Cash paid during the period for:
           Interest (net of amounts capitalized)                   $       38,284           $       31,790
           Income taxes (net of refunds)                                   14,980                   16,576


4.   DEBT

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity.

     In January 1998, approximately 90 percent, or $155.6 million principal amount, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share. The remaining $16.9 million principal amount of the 6-percent debentures was redeemed for $17.4 million in cash, plus accrued and unpaid interest. The Company recorded a $.8 million loss on the early extinguishment of debt in January 1998.


5.   COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires companies to report the components of comprehensive income in a financial statement with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which is comprised of net income, foreign currency translation adjustments and unrealized gains on available-for-sale securities, in the accompanying statement of consolidated shareholders' equity. This information is shown for all periods presented.


6.   MARKETABLE SECURITIES

     At June 30, 1998, the fair value of the 771,258 shares of Cinergy common stock held by Apache was $27.0 million which is reported as marketable securities in the accompanying consolidated balance sheet. The unrealized gain on these available-for-sale securities of $.5 million ($.3 million, net of deferred income taxes) is reported as a separate component of other comprehensive income in shareholders' equity.

7.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                  FOR THE QUARTER ENDED JUNE 30,
                                          --------------------------------------------------------------------------
                                                         1998                                   1997
                                          ------------------------------------   -----------------------------------
                                            INCOME      SHARES     PER SHARE       INCOME      SHARES     PER SHARE
                                          ----------   ----------  -----------   ----------  -----------  ----------
                                                           (In thousands, except per share amounts)
BASIC:
   Net income                             $   9,236       98,599   $     .09    $   25,746      90,288   $      .29
                                                                   =========                              =========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                             -          377                         -         376
   3.93% convertible notes                        -            -                       526       2,778

DILUTED:
                                          ---------       ------   ---------    ----------      ------    ---------
   Net income including assumed
     conversions                          $   9,236       98,976   $     .09    $   26,272      93,442    $     .28
                                          =========       ======   =========    ==========      ======    =========

                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------------------------------------------------
                                                         1998                                  1997
                                          ------------------------------------  ------------------------------------
                                            INCOME      SHARES     PER SHARE      INCOME       SHARES     PER SHARE
                                          ----------   ----------  -----------  -----------  -----------  ----------
                                                           (In thousands, except per share amounts)
BASIC:
   Net income                             $  26,592       98,093   $     .27    $   78,623       90,216   $     .87
                                                                   =========                              =========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                             -          384                         -          432
   3.93% convertible notes                        -            -                     1,046        2,778
   6% convertible subordinated debentures         -            -                     3,414        5,623

DILUTED:
                                          ----------   ----------               -----------  ----------
   Net income including assumed
     conversions                          $  26,592       98,477   $     .27    $   83,083       99,049   $     .84
                                          ==========   ==========  =========    ==========  ===========  ==========


     The 6-percent convertible subordinated debentures were not included in the computation of diluted net income per common share for the quarter ended June 30, 1997, or for the six months ended June 30, 1998, because to do so would have been antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache's results of operations and financial position for the first six months of 1998 were significantly impacted by the following factors:

     Commodity Prices - Apache's average realized price for natural gas decreased $.28 per thousand cubic feet (Mcf) from $2.27 per Mcf in the first six months of 1997 to $1.99 per Mcf in 1998, negatively impacting revenues by $30.3 million. The average realized oil price decreased $6.38 per barrel from $19.93 per barrel to $13.55 per barrel, reducing revenues by $73.3 million.

     Operations - Oil production increased 20 percent for the first six months of 1998 when compared to the same period last year. The increase favorably impacted revenues by $31.3 million. Earnings for the first six months of 1998 were also positively impacted by an $8.5 million, or seven percent, decrease in operating costs compared to the same period of 1997.


RESULTS OF OPERATIONS

     Apache reported 1998 second quarter net income of $9.2 million versus $25.7 million in the prior year. Basic net income per common share of $.09 for the second quarter of 1998 was significantly lower than in 1997. Higher oil production and lower operating costs were offset by a sharp decline in oil prices, higher depreciation, depletion and amortization (DD&A) expense and higher financing costs.

     For the first half of 1998, net income of $26.6 million, or $.27 per share, decreased from $78.6 million, or $.87 per share, in the comparable 1997 period. This decrease is primarily the result of a 32 percent decrease in oil prices, a 12 percent decrease in gas prices, higher DD&A expense and increased financing costs, partially offset by a 20 percent increase in oil production, compared to a year ago.

     For the second quarter of 1998, revenues decreased 15 percent to $220.1 million compared to $258.8 million in 1997, driven by a ten percent decrease in oil and gas production revenues. Crude oil, including natural gas liquids, contributed 45 percent and natural gas contributed 55 percent of total oil and gas production revenues.

     For the first six months of 1998, total revenues decreased 20 percent to $466.1 million as compared to $580.7 million for the same period in 1997. Revenues from oil and gas production decreased 15 percent over the same period in 1997, with crude oil, including natural gas liquids, contributing 47 percent and natural gas contributing 53 percent of total oil and gas production revenues.

     Volume and price information for the Company's oil and gas production is summarized in the following table:

                                          FOR THE QUARTER ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------   --------------------------------------
                                                                   INCREASE                                INCREASE
                                         1998          1997       (DECREASE)      1998          1997      (DECREASE)
                                      ------------  ------------  ---------   ------------- ------------- ----------
Natural Gas Volume - Mcf per day:
    United States                         450,284       499,956       (10)%        458,657       492,500      (7)%
    Canada                                 99,014        86,782        14%          97,774        82,839      18%
    Egypt                                     446           441         1%             448           456      (2)%
    Australia                              47,387        21,783       118%          47,181        21,594     118%
                                      -----------   -----------               ------------  ------------
      Total                               597,131       608,962        (2)%        604,060       597,389       1%
                                      ===========   ===========               ============  ============

Average Natural Gas price - Per Mcf:
    United States                     $      2.18   $      2.11         3%    $       2.18  $       2.43     (10)%
    Canada                                   1.36          1.09        25%            1.30          1.38      (6)%
    Egypt                                    2.21          2.59       (15)%           2.00          2.81     (29)%
    Australia                                1.55          1.86       (17)%           1.57          1.86     (16)%
      Total                                  1.99          1.96         2%            1.99          2.27     (12)%

Oil Volume - Barrels per day:
    United States                          34,752        40,668       (15)%         37,181        40,622      (8)%
    Canada                                  2,017         1,820        11%           2,046         1,901       8%
    Egypt                                  29,275        18,677        57%          29,263        17,969      63%
    Australia                               8,201         2,779       195%           7,668         2,909     164%
                                      -----------   -----------               ------------  ------------
      Total                                74,245        63,944        16%          76,158        63,401      20%
                                      ===========   ===========               ============  ============

Average Oil price - Per barrel:
    United States                     $     12.67   $     18.65       (32)%   $      13.55  $      20.20     (33)%
    Canada                                  11.93         18.39       (35)%          13.85         20.01     (31)%
    Egypt                                   13.17         17.64       (25)%          13.39         18.97     (29)%
    Australia                               14.04         20.72       (32)%          14.05         22.02     (36)%
      Total                                 13.00         18.44       (30)%          13.55         19.93     (32)%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                           2,097         1,826        15%           2,004         1,844       9%
    Canada                                    658           633         4%             631           638      (1)%
                                      -----------   -----------               ------------  ------------
      Total                                 2,755         2,459        12%           2,635         2,482       6%
                                      ===========   ===========               ============  ============

Average NGL Price - Per barrel:
    United States                     $      7.58   $     14.72       (49)%   $       8.32  $      16.55     (50)%
    Canada                                   6.23         10.39       (40)%           6.72         14.85     (55)%
      Total                                  7.25         13.61       (47)%           7.93         16.11     (51)%


SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

     Natural gas sales for the second quarter of 1998 totaled $108.2 million, slightly lower than those recorded in the second quarter of 1997. Natural gas production decreased 11.8 million cubic feet per day (MMcf/d), or two percent, on a worldwide basis, unfavorably impacting revenue by $2.1 million. U.S. natural gas production decreased 10 percent due to sales of largely marginal properties in the first half of 1998 and natural reservoir depletion. Increases in natural gas production in Canada and Australia were principally due to development activities and the impact of producing property acquisitions during late 1997.

     Average realized natural gas prices increased two percent, positively affecting revenue by $1.9 million. The weakening of the Australian currency relative to the U.S. dollar contributed to the 17 percent decline in the Australian average natural gas price. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.05 per Mcf during the second quarter of 1998 and by $.09 per Mcf during the second quarter of 1997.

     The Company's crude oil sales for the second quarter of 1998 totaled $87.9 million, an 18 percent decrease from the second quarter of 1997, due to lower average realized prices, which were partially offset by production increases.

     Second quarter 1998 oil production increased 16 percent compared to the prior year primarily as a result of increases in Egyptian and Australian production. Egyptian oil production accounted for 39 percent of the Company's worldwide oil production, compared to 29 percent in the second quarter of 1997, resulting in an increase in revenues of $12.7 million. The increase in Egyptian production was primarily a result of drilling and development activity and the price-driven dynamics of certain production sharing contracts. In addition, Australian oil production increased 195 percent in the second quarter of 1998 primarily due to initial production from the Stag field and the acquisition on November 20, 1997, of all the capital stock of three companies (subsidiaries of Mobil Exploration & Producing Australia Pty Ltd) owning interests in certain oil and gas properties and production facilities offshore Western Australia. U.S. oil production decreased 15 percent in the second quarter of 1998 primarily due to sales of marginal properties in the first half of 1998 and natural reservoir depletion.

     The Company's realized price for sales of crude oil in the second quarter of 1998 decreased $5.44 per barrel, or 30 percent, resulting in a decrease in revenue of $31.6 million compared to the same period in 1997.

     Revenue from the sale of natural gas liquids totaled $1.8 million for the second quarter of 1998, as compared to $3.0 million for the same period in 1997. A 47 percent decline in realized prices contributed to the decrease in revenues.

YEAR-TO-DATE 1998 COMPARED TO YEAR-TO-DATE 1997

     Natural gas sales for the first six months of 1998 of $217.3 million decreased $27.9 million, or 11 percent, from those recorded in the same period of 1997 as a result of lower natural gas prices. Average realized natural gas prices decreased 12 percent, negatively affecting revenue by $30.3 million. U.S. natural gas production, which comprised 76 percent of the Company's worldwide gas production, sold at an average price of $2.18 per Mcf, 10 percent lower than in 1997, negatively impacting natural gas sales by $23.0 million. Natural gas production increased 6.7 MMcf/d, or one percent, on a worldwide basis, favorably impacting revenue by $2.4 million. While U.S. natural gas production declined
33.8 MMcf/d, development activities and the impact of producing property acquisitions during late 1997 increased natural gas production in Canada and Australia by 14.9 MMcf/d and 25.6 MMcf/d, respectively. The weakening of the Australian currency relative to the U.S. dollar contributed to the 16 percent decrease in the Australian average natural gas price. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.06 per Mcf during the first six months of 1998 and by $.03 per Mcf during the first six months of 1997.

     For the first six months of 1998, oil revenues of $186.7 million decreased $42.0 million, or 18 percent, from the same period in 1997 due to lower oil prices, which were partially offset by production increases. On a worldwide basis, average oil prices decreased $6.38 per barrel, or 32 percent, to $13.55 per barrel negatively impacting oil sales by $73.3 million. Oil production increased 12,757 barrels per day, or 20 percent, for the first six months of 1998 primarily due to increases in Egypt and Australia. Egyptian oil production increased by 11,294 barrels per day, or 63 percent, as a result of drilling and development activity and the price-driven dynamics of certain production sharing contracts. Australian oil production increased by 4,759 barrels per day, or 164 percent, primarily due to initial production from the Stag field and the acquisition, on November 20, 1997, of all the capital stock of three companies (subsidiaries of Mobil Exploration & Producing Australia Pty Ltd) owning interests in certain oil and gas properties and production facilities offshore Western Australia.

     Natural gas liquid revenues for the first six months of 1998 of $3.8 million decreased $3.5 million, or 48 percent, from the same period in 1997. Natural gas liquid production increased 153 barrels per day, or six percent, while natural gas liquid prices declined by $8.18 per barrel, or 51 percent.


OTHER REVENUES AND OPERATING EXPENSES

     During the second quarter and first six months of 1998, Apache's gas gathering, processing and marketing revenues decreased 31 percent and 41 percent, respectively, to $27.0 million and $59.1 million, as a result of lower prices and volumes compared to the prior year periods. Although revenues decreased with respect to these activities, there was a greater decrease in gas gathering, processing and marketing costs, thus higher margins were realized for both periods of 1998 compared to 1997.

     Other revenues for the second quarter of 1998 was a loss of $4.1 million. This amount includes $4.9 million in reported foreign currency losses on Canadian dollars and $.5 million in reported foreign currency losses on Australian dollars due to the weakening of Canadian and Australian currencies relative to the U.S. dollar. For the first six months of 1998, other revenues was $.7 million. This amount included $4.0 million in settlement proceeds from the resolution of issues with a gas purchaser, offset by $4.7 million in reported foreign currency losses.

     The Company's DD&A expense for the second quarter and first six months of 1998 totaled $97.4 million and $195.8 million, respectively, compared to $93.5 million and $182.8 million for the comparable periods in 1997. On an equivalent barrel basis, full cost DD&A expense decreased $.12 per barrel of oil equivalent
(boe), from $5.77 per boe to $5.65 per boe, in the second quarter of 1998 compared to the same period in 1997. For the six months ended June 30, 1998, the full cost DD&A rate totaled $5.61 per boe compared to $5.75 per boe in 1997. Production increases in Canada, Australia and Egypt, countries which have a lower per boe DD&A rate than the U.S., accounted for the decrease in the overall rate. The U.S. DD&A rate has stayed relatively constant at $6.06 per boe in the first half of 1997 compared to $6.05 per boe in the first half of 1998. U.S. production accounted for 64 percent of worldwide production in the first half of 1998 compared to 75 percent in the first half of 1997.

     Operating costs, including lease operating expense and severance taxes, decreased nine percent from $57.7 million in the second quarter of 1997 to $52.6 million for the same period in 1998. For the first half of 1998, operating costs totaled $109.2 million, a decrease of $8.5 million, or seven percent, compared to the same period in 1997. For the second quarter and first six months of 1998, lease operating expense, excluding severance taxes, totaled $45.0 million and $93.2 million, respectively, compared to $48.6 million and $97.8 million for the comparable periods in 1997. On an equivalent barrel basis, lease operating expense declined from $3.18 per boe in the second quarter of 1997 to $2.80 per boe in the second quarter of 1998. For the first six months of 1998, lease operating expense averaged $2.87 per boe, a 12 percent decrease from $3.27 per boe, for the same period in 1997. Domestic per unit costs were significantly reduced due to lower Gulf Coast region repairs, maintenance, power and fuel costs resulting from the sale of marginal properties, and by lower Western and Offshore region repairs and maintenance costs.

     Administrative, selling and other costs (G&A) in the second quarter of 1998 and first six months of 1998 increased $1.3 million or 14 percent, and $2.1 million or 12 percent, respectively, from a year ago. On an equivalent barrel basis, G&A expenses increased to $.62 per boe, for the first half of 1998 as compared to $.60 per boe for the same period in 1997.

     Net financing costs for the second quarter of 1998 increased $.9 million, or six percent, from the prior year due to higher gross interest expense, mitigated by lower amortization of deferred loan costs and higher capitalized interest. Gross interest expense increased $5.4 million due to a higher average outstanding debt balance and a higher weighted average interest rate. Net financing costs increased 15 percent from $32.1 million in the first half of 1997 to $36.8 million in the comparable 1998 period due to higher average debt outstanding and a higher weighted average interest rate, partially offset by an increase in capitalized interest and interest income. Additional capitalized interest associated with Egyptian pipeline projects under construction contributed to the increase. The increase in interest income was due to a higher cash balances in the first half of 1998.


MARKET RISK

COMMODITY RISK

     The Company's major market risk exposure continues to be the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. See "Results of Operations" above.

     The information set forth under "Market Risk - Interest Rate Risk" and - Foreign Currency Risk" in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, and payment of dividends. From July 27, 1998 through August 10, 1998, the date of this report, the Company repurchased 430,300 shares of its own common stock on the open market and may, from time to time, purchase additional shares. The Company generally funds its exploration and development activities through internally generated cash flow. Apache budgets capital expenditures based upon projected cash flow and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company is not in a position to predict future product prices. Apache has increased its total capital expenditures budget for the second half of 1998 by $130 million from earlier planned levels. For the year 1998, capital expenditures are expected to exceed internally generated cash flow.

     Capital Expenditures - A summary of oil and gas capital expenditures during the first six months of 1998 and 1997 is presented below (in millions):

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------------
                                                                           1998                    1997
                                                                        -----------             -----------
         Exploration and development:
             United States                                              $     114.3             $     198.5
             Canada                                                            40.4                    30.5
             Egypt                                                             59.2                    56.9
             Australia                                                         39.0                    24.2
             Other international                                               20.9                     8.2
                                                                        -----------             -----------
                                                                              273.8                   318.3
         Capitalized Interest                                                  23.4                    17.8
                                                                        -----------             -----------
                Total                                                   $     297.2             $     336.1
                                                                        ===========             ===========
         Acquisition of oil and gas properties                          $      19.3             $      20.8
                                                                        ===========             ===========

    In North America, Apache completed 93 producing wells out of 129 wells drilled during the first half of 1998, while internationally the Company discovered 11 new producers out of 30 wells drilled. Worldwide, the Company was drilling or completing an additional 110 wells as of June 30, 1998. In addition, Apache completed 250 production enhancement projects, including 105 recompletions, during the first half of 1998.

     Property acquisitions in the first six months of 1998, primarily represented acquisitions of producing properties in the Company's existing focus areas.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first half of 1998 totaled $231.0 million, a decrease of 18 percent from $281.9 million in the first half of 1997. This decrease was due primarily to lower product prices, partially offset by higher production, as compared to last year.

     Long-Term Borrowings - In January 1998, approximately 90 percent, or $155.6 million principal amount, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share. The remaining $16.9 million principal amount of the 6-percent debentures was redeemed for $17.4 million in cash, plus accrued and unpaid interest. The Company recorded a $.8 million loss on the early extinguishment of debt in January 1998.

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity.

     Liquidity - The Company had $88.9 million in cash and cash equivalents on hand at June 30, 1998, up from $9.7 million at December 31, 1997. Apache's ratio of current assets to current liabilities at June 30, 1998 was 1.26:1 compared to 1.01:1 at December 31, 1997.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of June 30, 1998, Apache's available borrowing capacity under its global credit facility was $751 million.


IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 Issue poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. Apache Corporation has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk of hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on external trading partners. A program is in place to minimize the risk of system failure and insure critical systems are Year 2000 compliant. The Company expects this program to be completed by mid-1999.

      The Company is in the process of replacing existing software as it relates to Apache's accounting and financial systems to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Company will properly recognize dates beyond December 31, 1999. The Company presently believes that with conversions to new software and completion of efforts planned by the Year 2000 Task Force, the Year 2000 Issue will be eliminated. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company plans to replace substantially all of its existing accounting and financial systems no later than March 31, 1999.

      The date on which the Company plans to complete installation of its new systems is based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and similar uncertainties.


FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings by continuing to explore on and develop its inventory of existing projects and making carefully targeted acquisitions of new assets. Robust oil and gas prices early in 1997 gave way to weaker prices later in the year and on into 1998. Crude oil prices have fallen near their lowest level of the 1990's. While lower prices have negatively impacted Apache's first half 1998 earnings and cash from operations (see "Market Risk-Commodity Risk" above), Apache anticipated lower prices and took steps early in 1998 to improve its financial liquidity. As a result, Apache is positioned to take advantage of opportunities that might fall out of today's industry adversity. Specific actions that have been or may be taken which should impact the Company's activities in 1998 and beyond, include:

1. Selling and trading non-strategic properties to upgrade the Company's property portfolio and enhance financial flexibility.
2. Curtailing projected exploration and development expenditures early in the year; expanding them in the second half of the year after drilling costs declined.
3. Calling for redemption of $172.5 million principal amount of debentures of which 90 percent or, $155.6 million, was converted to equity in January 1998. Common shares were issued at $30.68 each.
4. Apache may, from time to time, purchase additional shares of its own common stock on the open market.

     The above steps help strengthen Apache's financial position and generally add liquidity. With property acquisition prices beginning to fall from the premium prices commanded in 1997, Apache may seek to undertake a significant acquisition. And with drilling costs having retreated from the levels to which they rose in 1997, Apache has expanded its projected 1998 drilling activity by $130 million to approximately $650 million. Apache will continue to review its level of capital expenditures quarterly in light of financial results, product prices, drilling costs, prevailing industry conditions and available opportunities. Even at a reduced capital expenditure level, Apache expects to remain an active operator in North America drilling moderate-risk wells.

     Apache's international properties should continue to grow in importance with respect to Apache's financial results and future growth prospects. Apache's international efforts remain focused on development of its discoveries in Egypt, offshore Western Australia, The People's Republic of China and the Ivory Coast, and exploration efforts on the Company's concessions in Egypt and in Poland. While international exploration is recognized as higher risk than Apache's North American activities, the Company believes it offers potential for greater rewards and significant reserve additions. Apache also believes that reserve additions in these international areas may be made through higher risk exploration and through improved production practices and recovery techniques.

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred income taxes. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company did not have a write-down due to ceiling test limitations as of June 30, 1998. Under current pricing there is the potential, while not a certainty, that a write-down may occur. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities.

CHANGES IN ACCOUNTING PRINCIPLES

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

     SFAS No. 133 is required to be adopted on January 1, 2000, although earlier adoption is permitted. The Company is analyzing the effects of SFAS No. 133, but has not yet quantified the potential financial statement impact, if any, or determined the timing or method of adoption.


FORWARD-LOOKING STATEMENTS AND RISK

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Company's control and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Future oil and gas prices also could affect results of operations and cash flows. Although Apache makes use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices may affect the Company's financial position and results of operations.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1997 (filed with the Securities and Exchange Commission on March 20, 1998) is incorporated herein by reference.


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, April 30, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

          Out of a total of 98,583,981 shares of the Company's common stock outstanding and entitled to vote, 89,313,213 shares were present at the meeting in person or by proxy, representing approximately 90.6 percent. Matters voted upon at the meeting were as follows:

          a) Election of four directors to serve on the Company's board of directors. Mr. Fiedorek, Ms. Lowe, Mr. Merelli and Mr. Plank were elected to serve until the annual meeting in 2001. The vote tabulation with respect to each nominee was as follows:

                                                                                            AUTHORITY
                                     NOMINEE                         FOR                    WITHHELD
                             ------------------------            -------------            --------------
                             Eugene C. Fiedorek                   87,685,732                1,627,481
                             Mary Ralph Lowe                      87,535,528                1,777,685
                             F. H. Merelli                        87,536,193                1,777,020
                             Raymond Plank                        87,431,058                1,882,155

          b) The Company's 1998 Stock Option Plan was approved by a vote of 64,574,843 shares for, 24,347,019 shares against, 391,351 abstentions, and zero broker non-votes.

ITEM 5.   OTHER INFORMATION

          STOCKHOLDER PROPOSALS AND BUSINESS

          Stockholders of the Company are entitled to submit proposals on matters appropriate for stockholder action consistent with regulations of the Securities and Exchange Commission (SEC) and the Company's bylaws. Should a stockholder wish to have a proposal considered for inclusion in the proxy statement for the Company's 1999 annual meeting, under the regulations of the SEC, such proposal must be received by the Company on or before November 30, 1998.

          Pursuant to Section 12 and/or 13 of Article IV of the Company's bylaws, if a stockholder wishes to bring business before, or nominate persons for election to the board of directors at, the Company's annual meeting (whether or not the stockholder is seeking to include a proposal in the Company's proxy statement), notice of such business or nomination (the Stockholder's Notice) should be delivered or mailed to and received by the Company not less than 60 days or more than 90 days prior to the date of the annual meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the annual meeting is given or made to the Company's stockholders, the Stockholder's Notice must be received by the Company not later than the close of business on the tenth day following the day on which the notice of the date of the annual meeting was mailed or public disclosure was made. The Stockholder's Notice should set forth the information called for by Section 12 and/or 13 of Article IV of the Company's bylaws, as applicable. In reference to the Company's 1999 annual meeting and per recently adopted SEC rules, if the Stockholder's Notice is not received by the Company on or before February 13, 1999, the Company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

          The above summary, which sets forth only the procedures by which business may be brought before and voted upon at the Company's annual meeting, is qualified in its entirety by reference to Sections 12 and 13 of Article IV of the Company's bylaws, which do not in any way grant additional rights to stockholders beyond those currently afforded them by law.

          All stockholder proposals and notices should be directed to the Company's corporate secretary at 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

              3.1 - Apache's Bylaws, as amended July 17, 1997 (incorporated by reference to Exhibit 4.4 to Apache's Registration Statement on Form S-8, Registration No. 333-32557, filed July 31,
                    1997).

             27.1 - Financial Data Table

               (b)  Reports filed on Form 8-K

               The following current report on Form 8-K was filed during the fiscal quarter ended June 30, 1998:

                           June 18, 1998 - Item 5.  Other Events

               On June 18, 1998, Apache announced (i) the formation of a strategic alliance with Cinergy Corporation (Cinergy) to market Apache's natural gas production from North America, and (ii) that Apache and Oryx Energy Company sold Producers Energy Marketing LLC (ProEnergy) to Cinergy for $42.5 million (subject to adjustments) of which 57 percent related to Apache's interest. ProEnergy will continue to market Apache's North American natural gas production for ten years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     APACHE CORPORATION



Dated:    August 10, 1998            /s/ Roger B. Plank
                                     ------------------------------------------
                                     Roger B. Plank
                                     Vice President and Chief Financial Officer



Dated:    August 10, 1998            /s/ Thomas L. Mitchell
                                     ------------------------------------------
                                     Thomas L. Mitchell
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
3.1     -      Apache's Bylaws, as amended July 17, 1997 (incorporated by reference to Exhibit 4.4 to Apache's Registration Statement on Form S-8, Registration No. 333-32557, filed
               July 31, 1997).

27.1    -      Financial Data Table