Form 10-Q
period 1998-09-30
APACHE CORP
filed 1998-11-12
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1998

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

                                YES   X     NO
                                    -----     ----




Number of shares of Registrant's common stock, outstanding as of September 30,
1998......................97,757,070

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                                   (UNAUDITED)




                                                                 FOR THE QUARTER               FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                               1998            1997            1998            1997
                                                            ----------      ----------      ----------      ----------
                                                                    (In thousands, except per common share data)

REVENUES:
   Oil and gas production revenues                          $  182,801      $  233,068      $  590,606      $  714,196
   Gathering, processing and marketing revenues                 29,756          45,181          88,872         144,600
   Equity in income (loss) of affiliates                            --          (1,412)         (1,558)         (1,423)
   Other revenues                                                 (874)            (89)           (164)             44
                                                            ----------      ----------      ----------      ----------

                                                               211,683         276,748         677,756         857,417
                                                            ----------      ----------      ----------      ----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization                     94,818          98,170         290,604         280,969
   Operating costs                                              49,344          54,866         158,511         172,577
   Gathering, processing and marketing costs                    28,970          44,542          86,590         142,806
   Administrative, selling and other                            13,860           8,707          34,026          26,790
   Financing costs:
      Interest expense                                          30,167          26,551          90,498          75,014
      Amortization of deferred loan costs                        1,107           1,919           3,415           4,497
      Capitalized interest                                     (12,883)         (9,103)        (36,271)        (26,901)
      Interest income                                           (1,090)           (420)         (3,560)         (1,562)
                                                            ----------      ----------      ----------      ----------

                                                               204,293         225,232         623,813         674,190
                                                            ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                                       7,390          51,516          53,943         183,227
   Provision for income taxes                                    4,189          20,731          24,150          73,819
                                                            ----------      ----------      ----------      ----------

NET INCOME                                                       3,201          30,785          29,793         109,408
   Preferred stock dividends                                       584              --             584              --
                                                            ----------      ----------      ----------      ----------

INCOME ATTRIBUTABLE TO COMMON STOCK                         $    2,617      $   30,785      $   29,209      $  109,408
                                                            ==========      ==========      ==========      ==========

NET INCOME PER COMMON SHARE:
   Basic                                                    $      .03      $      .34      $      .30      $     1.21
                                                            ==========      ==========      ==========      ==========
   Diluted                                                  $      .03      $      .33      $      .30      $     1.17
                                                            ==========      ==========      ==========      ==========




           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                                                            FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        --------------------------------
                                                                             1998               1997
                                                                        -------------      -------------
                                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $      29,793      $     109,408
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                             290,604            280,969
         Amortization of deferred loan costs                                    3,415              4,497
         Provision for deferred income taxes                                    2,771             47,912
         Loss on sale of stock held for investment and other                      364                 --
   Cash distributions in excess of earnings of affiliates                       1,523              1,565
   Changes in operating assets and liabilities:
         Decrease in receivables                                               54,338             13,660
         Increase in advances to oil and gas ventures and other                (3,510)            (4,794)
         Decrease in deferred charges and other                                16,276                740
         Decrease in payables                                                 (62,585)           (26,710)
         Increase (decrease) in accrued expenses                               (3,988)            13,609
         Increase in advance from gas purchaser                                56,891            107,144
         Decrease in deferred credits and noncurrent liabilities               (4,486)            (8,344)
                                                                        -------------      -------------

             Net cash provided by operating activities                        381,406            539,656
                                                                        -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                       (512,515)          (561,697)
   Non-cash portion of net oil and gas property additions                     (29,130)           (12,579)
   Proceeds received from sales of property and equipment                     130,753              5,789
   Proceeds from sale of assets held for resale                                62,998                 --
   Proceeds from sale of stock held for investment                             26,147              1,183
   Purchase of stock held for investment                                           --             (1,170)
   Other, net                                                                 (15,418)           (21,722)
                                                                        -------------      -------------

             Net cash used in investing activities                           (337,165)          (590,196)
                                                                        -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                       446,248            577,066
   Payments on long-term debt                                                (498,420)          (501,177)
   Dividends paid                                                             (20,335)           (18,944)
   Proceeds from issuance of preferred stock                                   98,630                 --
   Common stock activity, net                                                   1,085              8,949
   Treasury stock activity, net                                               (21,430)              (365)
   Cost of debt and equity transactions                                          (420)            (2,554)
                                                                        -------------      -------------

             Net cash provided by financing activities                          5,358             62,975
                                                                        -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      49,599             12,435

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  9,686             13,161
                                                                        -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      59,285      $      25,596
                                                                        =============      =============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)




                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                           1998             1997
                                                                      -------------      ------------
                                                                       (Unaudited)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $     59,285      $      9,686
   Receivables                                                             168,974           224,025
   Inventories                                                              35,562            36,041
   Advances to oil and gas ventures and other                               19,032            15,579
   Assets held for resale                                                       --            62,998
                                                                      ------------      ------------

                                                                           282,853           348,329
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                  5,717,038         5,530,991
      Unproved properties and properties under
         development, not being amortized                                  553,535           453,556
      International concession rights, not being amortized                  79,000            79,000
   Gas gathering, transmission and processing facilities                   305,881           246,049
   Other                                                                    85,476            71,067
                                                                      ------------      ------------
                                                                         6,740,930         6,380,663
   Less:  Accumulated depreciation, depletion and amortization          (2,922,640)       (2,647,478)
                                                                      ------------      ------------

                                                                         3,818,290         3,733,185
                                                                      ------------      ------------
OTHER ASSETS:
   Deferred charges and other                                               43,151            57,119
                                                                      ------------      ------------

                                                                      $  4,144,294      $  4,138,633
                                                                      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)




                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          1998              1997
                                                                      -------------      ------------
                                                                       (Unaudited)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                               $      6,000      $     17,200
   Accounts payable                                                        117,335           178,361
   Accrued operating expense                                                20,823            20,153
   Accrued exploration and development                                      53,077            82,392
   Accrued compensation and benefits                                        12,290            17,600
   Accrued interest                                                         22,730            20,598
   Other accrued expenses                                                    6,638             7,479
                                                                      ------------      ------------

                                                                           238,893           343,783
                                                                      ------------      ------------

LONG-TERM DEBT                                                           1,304,830         1,501,380
                                                                      ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES:
      Income taxes                                                         355,697           355,619
      Advances from gas purchaser                                          211,437           154,546
      Other                                                                 70,776            54,128
                                                                      ------------      ------------

                                                                           637,910           564,293
                                                                      ------------      ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized,
      100,000 shares of 5.68% Cumulative Series B
      issued and outstanding in 1998                                        98,515                --
   Common stock, $1.25 par, 215,000,000 shares authorized,
      99,778,978 and 94,478,788 shares issued, respectively                124,724           118,098
   Paid-in capital                                                       1,238,187         1,085,063
   Retained earnings                                                       570,543           561,981
   Treasury stock, at cost, 2,021,908 and 1,174,247 shares,
      respectively                                                         (36,936)          (15,506)
   Accumulated other comprehensive income                                  (32,372)          (20,459)
                                                                      ------------      ------------

                                                                         1,962,661         1,729,177
                                                                      ------------      ------------

                                                                      $  4,144,294      $  4,138,633
                                                                      ============      ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                         ACCUMULATED
                                                                                                           OTHER          TOTAL
                                 COMPREHENSIVE  PREFERRED   COMMON     PAID-IN    RETAINED   TREASURY   COMPREHENSIVE  SHAREHOLDERS'
(In thousands)                      INCOME        STOCK      STOCK     CAPITAL    EARNINGS    STOCK       INCOME         EQUITY
                                 -------------  ---------  ---------  ----------  ---------  ---------  -------------  ------------

BALANCE AT DECEMBER 31, 1996                    $     --   $114,030   $1,002,540  $432,588   $(15,152)   $   (15,490)  $ 1,518,516
   Comprehensive income:
     Net income                  $   109,408          --         --           --   109,408         --             --       109,408
     Currency translation
       adjustments, net of
       applicable income tax
       benefit of $795                (1,476)         --         --           --        --         --         (1,476)       (1,476)
                                 -----------
   Comprehensive income          $   107,932
                                 ===========
   Dividends ($.21 per common
     share)                                           --         --           --   (18,971)        --             --       (18,971)
   Common shares issued                               --        492        8,457        --         --             --         8,949
   Treasury shares purchased                          --         --           --        --       (365)            --          (365)
                                                --------   --------   ----------  --------   --------    -----------   -----------

BALANCE AT SEPTEMBER 30, 1997                   $     --   $114,522   $1,010,997  $523,025   $(15,517)   $   (16,966)  $ 1,616,061
                                                ========   ========   ==========  ========   ========    ===========   ===========

BALANCE AT DECEMBER 31, 1997                    $     --   $118,098   $1,085,063  $561,981   $(15,506)   $   (20,459)  $ 1,729,177
   Comprehensive income:
     Net income                  $    29,793          --         --           --    29,793         --             --        29,793
     Currency translation
       adjustments, net of
       applicable income tax
       benefit of $6,415             (11,913)         --         --           --        --         --        (11,913)      (11,913)
                                 -----------
   Comprehensive income          $    17,880
                                 ===========
   Dividends:
     Preferred                                        --         --           --      (584)        --             --          (584)
     Common ($.21 per share)                          --         --           --   (20,647)        --             --       (20,647)
   Preferred shares issued                        98,515         --           --        --         --             --        98,515
   Common shares issued                               --      6,626      153,124        --         --             --       159,750
   Treasury shares purchased,
     net                                              --         --           --        --    (21,430)            --       (21,430)
                                                --------   --------   ----------  --------    --------    -----------   -----------

BALANCE AT SEPTEMBER 30, 1998                   $ 98,515   $124,724   $1,238,187  $570,543    $(36,936)   $   (32,372)  $ 1,962,661
                                                ========   ========   ==========  ========    ========    ===========   ===========


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


1.   DIVESTITURES

     During the nine months ended September 30, 1998, Apache sold largely marginal North American properties containing 29.3 million equivalent barrels of proved reserves for $129.2 million. In addition, the Company completed the sale of a 10 percent interest in the East Spar gas field and related production facilities in Western Australia for a total sales price of $63.0 million in cash.


2.   STRATEGIC ALLIANCE WITH CINERGY

     In June 1998, Apache formed a strategic alliance with Cinergy Corporation (Cinergy) to market substantially all the Company's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) for 771,258 shares of Cinergy common stock valued at $26.5 million, subject to adjustment. ProEnergy will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. During this period, Apache is generally obligated to deliver most of its North American gas production to Cinergy and, under certain circumstances, may have to make payments to Cinergy if certain production quotas are not met. Accordingly, Apache recorded a deferred gain of $20.0 million on the sale of ProEnergy that is being amortized over six years. In September 1998, Apache sold its shares of Cinergy common stock for $26.1 million and recorded a loss of $.4 million.


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

     The following table provides supplemental disclosure of cash flow information:



                                                  FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
                                                       (In thousands)

Cash paid during the period for:
  Interest (net of amounts capitalized)           $   52,095     $   41,610
  Income taxes (net of refunds)                       21,379         25,902


4.   DEBT

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity.

     In January 1998, approximately 90 percent, or $155.6 million principal amount, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share. The remaining $16.9 million principal amount of the 6-percent debentures was redeemed for $17.4 million in cash, plus accrued and unpaid interest. The Company recorded an $.8 million loss on the early extinguishment of debt in January 1998.


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


6.   PREFERRED STOCK

     In August 1998, Apache issued $100 million of 5.68 percent Series B Cumulative Preferred Stock (the Preferred Stock) in the form of one million depositary shares each representing 1/10th of a share of Preferred Stock. The Preferred Stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.

     Apache has the option to redeem the shares at $100 per depositary share on or after August 25, 2008. Holders of the shares are entitled to receive cumulative cash dividends at an annual rate of $5.68 per depositary share when, and if, declared by Apache's board of directors. The net proceeds of approximately $98.5 million were used to repay debt outstanding under money market lines of credit and to reduce outstanding borrowings under the Canadian portion of the Company's global credit facility.

7.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:




                                                                           FOR THE QUARTER ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------------
                                                                   1998                                      1997
                                                  --------------------------------------     -------------------------------------
                                                   INCOME         SHARES       PER SHARE      INCOME        SHARES       PER SHARE
                                                  ---------      ---------     ---------     ---------     ---------     ---------
                                                                      (In thousands, except per share amounts)
BASIC:
   Net income                                     $   3,201                                  $  30,785
   Less:  Preferred stock dividends                    (584)                                        --
                                                  ---------                                  ---------

   Income attributable to common stock                2,617         98,205     $     .03        30,785        90,396     $     .34
                                                                               =========                                 =========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                                    --            132                          --           585
   3.93% convertible notes                               --             --                         535         2,778
   6% convertible subordinated debentures                --             --                       1,752         5,623
                                                  ---------      ---------                   ---------     ---------

DILUTED:
   Income attributable to common stock
   after assumed conversions                      $   2,617         98,337     $     .03     $  33,072        99,382     $     .33
                                                  =========      =========     =========     =========     =========     =========



                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------------
                                                                   1998                                      1997
                                                  --------------------------------------     -------------------------------------
                                                   INCOME         SHARES       PER SHARE      INCOME        SHARES        PER SHARE
                                                  ---------      ---------     ---------     ---------     ---------     ---------
                                                                        (In thousands, except per share amounts)
BASIC:
   Net income                                     $  29,793                                  $ 109,408
   Less: Preferred stock dividends                     (584)                                        --
                                                  ---------                                  ---------
   Income attributable to common stock               29,209         98,131     $     .30       109,408        90,276     $    1.21
                                                                               =========                                 =========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                                    --            299                          --           484
   3.93% convertible notes                               --             --                       1,581         2,778
   6% convertible subordinated debentures                --             --                       5,166         5,623
                                                  ---------      ---------                   ---------     ---------

DILUTED:
   Income attributable to common stock
    after assumed conversions                     $  29,209         98,430     $     .30     $ 116,155        99,161     $    1.17
                                                  =========      =========     =========     =========     =========     =========

     The 6-percent convertible subordinated debentures, which were converted into shares of Apache common stock or redeemed in January 1998, are not included in the computation of diluted earnings available per common share for the nine months ended September 30, 1998, because to do so would have been antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache's results of operations and financial position for the first nine months of 1998 were significantly impacted by the following factors:

     Commodity Prices - Apache's average realized oil price decreased $6.22 per barrel from $19.42 per barrel in the first nine months of 1997 to $13.20 per barrel in the comparable 1998 period, reducing revenues by $109.7 million. The average realized price for natural gas decreased $.24 per thousand cubic feet
(Mcf) from $2.19 per Mcf in the first nine months of 1997 to $1.95 per Mcf in 1998, negatively impacting revenues by $39.6 million.

     Operations - Oil production increased 15 percent for the first nine months of 1998 when compared to the same period last year, while gas production decreased two percent for the same period. The increase in oil production favorably impacted revenues by $35.8 million. Earnings for the first nine months of 1998 were also positively impacted by a $14.1 million, or eight percent, decrease in operating costs compared to the same period of 1997.


RESULTS OF OPERATIONS

     Apache reported 1998 third quarter income attributable to common stock of $2.6 million versus $30.8 million in the prior year. Basic net income per common share of $.03 for the third quarter of 1998 was significantly lower than in 1997. Higher oil production and lower operating costs were offset by a sharp decline in oil and gas prices, decreased gas production and higher administrative, selling and other (G&A) expense. The increase in G&A expense was primarily the result of employee separation payments associated with the sale of largely marginal North American properties.

     For the first nine months of 1998, income attributable to common stock of $29.2 million, or $.30 per basic common share, decreased from $109.4 million, or $1.21 per basic common share, in the comparable 1997 period. This decrease is primarily the result of a 32 percent decrease in oil prices, an 11 percent decrease in gas prices, a two percent decrease in gas production and higher depreciation, depletion and amortization (DD&A) expense partially offset by a 15 percent increase in oil production and lower operating costs, compared to a year ago.

     For the third quarter of 1998, revenues decreased 24 percent to $211.7 million compared to $276.7 million in 1997, driven by a 22 percent decrease in oil and gas production revenues. The decrease in oil and gas production revenues is primarily the result of a 32 percent decrease in the average realized oil price, a nine percent decrease in the average realized price for natural gas and a seven percent decrease in gas production. Crude oil, including natural gas liquids, contributed 46 percent and natural gas contributed 54 percent of oil and gas production revenues.

     For the first nine months of 1998, revenues decreased 21 percent to $677.8 million as compared to $857.4 million for the same period in 1997. Revenues from oil and gas production decreased 17 percent from the same period in 1997, with crude oil, including natural gas liquids, contributing 46 percent and natural gas contributing 54 percent of oil and gas production revenues.

     Volume and price information for the Company's oil and gas production is summarized in the following table:





                                            FOR THE QUARTER ENDED SEPTEMBER 30,           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------       ------------------------------------------
                                                                        INCREASE                                         INCREASE
                                            1998           1997        (DECREASE)          1998           1997          (DECREASE)
                                         ----------     ----------     ----------       ----------     ----------       ----------

Natural Gas Volume - Mcf per day:
    United States                           413,818        505,981            (18%)        443,546        497,043              (11%)
    Canada                                  107,651         93,310             15%         101,102         86,368               17%
    Egypt                                     2,044            726            182%             986            547               80%
    Australia                                52,544         20,238            160%          48,988         21,137              132%
                                         ----------     ----------                      ----------     ----------

      Total                                 576,057        620,255             (7%)        594,622        605,095               (2%)
                                         ==========     ==========                      ==========     ==========

Average Natural Gas price - Per Mcf:
    United States                        $     2.07     $     2.23             (7%)     $     2.14     $     2.37              (10%)
    Canada                                     1.28           1.12             14%            1.30           1.28                2%
    Egypt                                      1.68           2.76            (39%)           1.78           2.79              (36%)
    Australia                                  1.43           1.80            (21%)           1.52           1.84              (17%)
      Total                                    1.86           2.05             (9%)           1.95           2.19              (11%)

Oil Volume - Barrels per day:
    United States                            31,691         40,746            (22%)         35,330         40,664              (13%)
    Canada                                    2,107          2,289             (8%)          2,067          2,032                2%
    Egypt                                    27,892         20,223             38%          28,801         18,728               54%
    Australia                                 9,717          3,786            157%           8,359          3,205              161%
                                         ----------     ----------                      ----------     ----------

      Total                                  71,407         67,044              7%          74,557         64,629               15%
                                         ==========     ==========                      ==========     ==========

Average Oil price - Per barrel:
    United States                        $    12.19     $    18.43            (34%)     $    13.14     $    19.60              (33%)
    Canada                                    11.70          18.36            (36%)          13.12          19.38              (32%)
    Egypt                                     12.60          18.39            (31%)          13.13          18.76              (30%)
    Australia                                 13.29          19.66            (32%)          13.75          21.08              (35%)
      Total                                   12.49          18.48            (32%)          13.20          19.42              (32%)

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                             2,025          1,347             50%           2,010          1,677               20%
    Canada                                      577            546              6%             613            607                1%
                                         ----------     ----------                      ----------     ----------

      Total                                   2,602          1,893             37%           2,623          2,284               15%
                                         ==========     ==========                      ==========     ==========

Average NGL Price - Per barrel:
    United States                        $     9.09     $    11.66            (22%)     $     8.58     $    15.23              (44%)
    Canada                                     6.09          10.82            (44%)           6.52          13.63              (52%)
      Total                                    8.43          11.42            (26%)           8.10          14.80              (45%)


THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

     Natural gas sales for the third quarter of 1998 totaled $98.8 million, 16 percent lower than the third quarter of 1997. Average realized natural gas prices decreased nine percent, negatively affecting revenue by $10.8 million. The weakening of the Australian currency relative to the U.S. dollar contributed to the 21 percent decline in the Australian average natural gas price. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.06 per Mcf during the third quarter of 1998 and had no impact on the Company's realized price during the third quarter of 1997.

     Natural gas production decreased 44.2 million cubic feet per day (MMcf/d), or seven percent, on a worldwide basis, unfavorably impacting revenue by $7.6 million. U.S. natural gas production decreased 18 percent due to sales of largely marginal properties in the first half of 1998 and natural reservoir depletion. Increases in natural gas production in Egypt, Canada and Australia were principally due to development activities and the impact of producing property acquisitions in Australia during late 1997.

     The Company's crude oil sales for the third quarter of 1998 totaled $82.0 million, a 28 percent decrease from the third quarter of 1997, due to lower average realized prices, which were partially offset by production increases in Egypt and Australia.

     Third quarter 1998 oil production increased seven percent compared to the prior year primarily as a result of increases in Egyptian and Australian production. Egyptian oil production accounted for 39 percent of the Company's worldwide oil production, compared to 30 percent in the third quarter of 1997, resulting in an increase in revenues of $8.9 million. The increase in Egyptian production was primarily a result of drilling and development activity and the price-driven dynamics of certain production sharing contracts. In addition, Australian oil production increased 157 percent in the third quarter of 1998 primarily due to initial production from the Stag field and the acquisition on November 20, 1997, of all the capital stock of three companies (subsidiaries of Mobil Exploration & Producing Australia Pty Ltd) owning interests in certain oil and gas properties and production facilities offshore Western Australia. U.S. oil production decreased 22 percent in the third quarter of 1998 primarily due to sales of largely marginal properties in the first half of 1998 and natural reservoir depletion.

     The Company's realized price for sales of crude oil in the third quarter of 1998 decreased $5.99 per barrel, or 32 percent, resulting in a decrease in revenue of $36.9 million compared to the same period in 1997.

     Revenue from the sale of natural gas liquids totaled $2.0 million for the third quarters of 1998 and 1997. A 37 percent increase in natural gas liquids production was offset by a 26 percent decline in realized prices.

YEAR-TO-DATE 1998 COMPARED TO YEAR-TO-DATE 1997

     Natural gas sales for the first nine months of 1998 of $316.1 million decreased $46.2 million, or 13 percent, from those recorded in the same period of 1997 as a result of lower natural gas prices and a decline in production. Average realized natural gas prices decreased 11 percent, negatively affecting revenue by $39.6 million. U.S. natural gas production, which comprised 75 percent of the Company's worldwide gas production, sold at an average price of $2.14 per Mcf, 10 percent lower than in 1997. Natural gas production decreased
10.5 MMcf/d, or two percent, on a worldwide basis, negatively impacting revenue by $5.6 million. Development activities and the impact of producing property acquisitions in Australia during late 1997 increased natural gas production in Australia and Canada by 27.9 MMcf/d and 14.7 MMcf/d, respectively. U.S. natural gas production declined 53.5 MMcf/d due to sales of largely marginal properties in the first half of 1998 and natural reservoir depletion. The weakening of the Australian currency relative to the U.S. dollar contributed to the 17 percent decrease in the Australian average natural gas price. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.06 per Mcf during the first nine months of 1998 and by $.02 per Mcf during the first nine months of 1997.

     For the first nine months of 1998, oil revenues of $268.7 million decreased $73.9 million, or 22 percent, from the same period in 1997 due to lower oil prices, which were partially offset by production increases. On a worldwide basis, average oil prices decreased 32 percent to $13.20 per barrel negatively impacting oil sales by $109.7 million. Oil production increased 9,928 barrels per day, or 15 percent, for the first nine months of 1998 primarily due to increases in Egypt and Australia. Egyptian oil production increased by 10,073 barrels per day, or 54 percent, as a result of drilling and development activity and the price-driven dynamics of certain production sharing contracts. Australian oil production increased by 5,154 barrels per day, or 161 percent, primarily due to initial production from the Stag field and the acquisition, on November 20, 1997, of all the capital stock of three companies (subsidiaries of Mobil Exploration & Producing Australia Pty Ltd) owning interests in certain oil and gas properties and production facilities offshore Western Australia. U.S. oil production decreased by 5,334 barrels per day, or 13 percent, primarily due to sales of largely marginal properties in the first half of 1998 and natural reservoir depletion.

     Natural gas liquid revenues for the first nine months of 1998 of $5.8 million decreased 37 percent from the same period in 1997. Natural gas liquid production increased 339 barrels per day, or 15 percent, while natural gas liquid prices declined by $6.70 per barrel, or 45 percent.

OTHER REVENUES AND OPERATING EXPENSES

     During the third quarter and first nine months of 1998, Apache's gas gathering, processing and marketing revenues decreased 34 percent and 39 percent, respectively, to $29.8 million and $88.9 million, as a result of lower prices and volumes compared to the prior year periods. Although revenues decreased with respect to these activities, there was a greater decrease in gas gathering, processing and marketing costs, thus higher margins were realized for both periods of 1998 compared to 1997.

     The Company's DD&A expense for the third quarter and first nine months of 1998 totaled $94.8 million and $290.6 million, respectively, compared to $98.2 million and $281.0 million for the same periods in 1997. On an equivalent barrel basis, full cost DD&A expense decreased $.20 per barrel of oil equivalent (boe), from $5.84 per boe in the third quarter of 1998 to $5.64 per boe in the same period in 1997. For the nine months ended September 30, 1998, the full cost DD&A rate was $5.62 per boe compared to $5.78 per boe in 1997. Production increases in Canada, Australia and Egypt, countries which have a lower DD&A rate per boe than the U.S., contributed to the decrease in the overall rate. The U.S. DD&A rate has remained relatively constant at $6.11 per boe in the first nine months of 1997 compared to $6.12 per boe in the first nine months of 1998. U.S. production accounted for 63 percent of worldwide production in the first nine months of 1998 compared to 75 percent in the same period of 1997.

     Operating costs, including lease operating expense and severance taxes, decreased 10 percent from $54.9 million in the third quarter of 1997 to $49.3 million for the same period in 1998. For the first nine months of 1998, operating costs totaled $158.5 million, a decrease of $14.1 million, or eight percent, compared to the same period in 1997. For the third quarter and first nine months of 1998, lease operating expense, excluding severance taxes, totaled $43.3 million and $136.5 million, respectively, compared to $45.2 million and $143.1 million for the comparable periods in 1997. On an equivalent barrel basis, lease operating expense declined from $2.85 per boe in the third quarter of 1997 to $2.77 per boe in the third quarter of 1998. For the first nine months of 1998, lease operating expense averaged $2.84 per boe, a nine percent decrease from $3.12 per boe, for the same period in 1997. Domestic per unit costs were significantly reduced due to lower Gulf Coast region repairs, maintenance, power and fuel costs resulting from the sale of largely marginal properties, and by lower Western and Offshore region repairs and maintenance costs.

     G&A expense in the third quarter of 1998 and first nine months of 1998 increased $5.2 million or 59 percent, and $7.2 million or 27 percent, respectively, from a year ago. On an equivalent barrel basis, G&A expense for the first nine months of 1998 increased to $.71 per boe compared to $.58 per boe for the same period in 1997. The increase in G&A expense per boe in the first nine months of 1998 was primarily the result of employee separation payments associated with the sale of largely marginal North American properties.

     Net financing costs for the third quarter of 1998 decreased $1.6 million, or nine percent, from the prior year primarily due to higher capitalized interest. Gross interest expense increased $3.6 million due to a higher average outstanding debt balance and a higher weighted average interest rate. Net financing costs increased six percent from $51.0 million in the first nine months of 1997 to $54.1 million in the comparable 1998 period, due to higher average debt outstanding and a higher weighted average interest rate, partially offset by an increase in capitalized interest, interest income and lower amortization of deferred loan costs. Additional capitalized interest associated with Egyptian pipeline projects under construction contributed to the increase. The increase in interest income was due to a higher cash balance in the first nine months of 1998.

     The provision for income taxes for the third quarter of 1998, as a percentage of income before income taxes, increased to 57 percent compared to 40 percent in the same period last year. The increase is attributable to higher tax rates associated with the Company's Egyptian operations which generated a larger percentage of income during 1998.

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

     The information set forth under "Market Risk - Interest Rate Risk and - Foreign Currency Risk" in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, and payment of dividends. During the first nine months of 1998, the Company repurchased 850,000 shares of its own common stock on the open market and may, from time to time, purchase additional shares. Apache budgets capital expenditures based upon projected cash flow and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company is not in a position to predict future product prices. Capital expenditures for 1998 are expected to exceed internally generated cash flow.

     Capital Expenditures - A summary of oil and gas capital expenditures during the first nine months of 1998 and 1997 is presented below (in millions):




                                                  FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  -------------------------
                                                     1998            1997
                                                  ----------     ----------
Exploration and development:
    United States                                 $    173.4     $    276.1
    Canada                                              55.1           41.2
    Egypt                                               80.3           93.9
    Australia                                           60.3           41.7
    Other international                                 35.1           16.9
                                                  ----------     ----------

                                                       404.2          469.8
Capitalized Interest                                    36.3           26.9
                                                  ----------     ----------

       Total                                      $    440.5     $    496.7
                                                  ==========     ==========

Acquisition of oil and gas properties             $     18.2     $     32.8
                                                  ==========     ==========


    In North America, Apache completed 157 producing wells out of 212 wells drilled during the first nine months of 1998, while internationally the Company discovered 32 new producers out of 60 wells drilled. Worldwide, the Company was drilling or completing an additional 74 wells as of September 30, 1998. In addition, Apache completed 402 production enhancement projects, including 157 recompletions, during the first nine months of 1998.

     Property acquisitions in the first nine months of 1998, primarily represented acquisitions of additional interests in producing properties in the Company's existing focus areas.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first nine months of 1998 totaled $381.4 million, a decrease of 29 percent from $539.7 million in the first nine months of 1997. This decrease was primarily due to lower product prices, partially offset by higher oil production, as compared to last year.

     Preferred Stock Issuance - In August 1998, Apache issued $100 million of
5.68 percent Series B Cumulative Preferred Stock. The net proceeds of approximately $98.5 million were used to repay debt outstanding under money market lines of credit and to reduce outstanding borrowings under the Canadian portion of the Company's global credit facility. The preferred stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.

     Long-Term Borrowings - In January 1998, approximately 90 percent, or $155.6 million principal amount, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share. The remaining $16.9 million principal amount of the 6-percent debentures was redeemed for $17.4 million in cash, plus accrued and unpaid interest. The Company recorded an $.8 million loss on the early extinguishment of debt in January 1998.

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity.

     Liquidity - The Company had $59.3 million in cash and cash equivalents on hand at September 30, 1998, up from $9.7 million at December 31, 1997. Apache's ratio of current assets to current liabilities at September 30, 1998 was 1.18:1 compared to 1.01:1 at December 31, 1997.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of September 30, 1998, Apache's available borrowing capacity under its global credit facility was $851 million.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. Apache has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk of hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on external trading partners. The project phases, expected completion dates and percentage complete are as follows:




                         PHASE                                COMPLETION DATE                % COMPLETE
         ---------------------------------------            -------------------            ---------------
         Organization                                               July 1998                    100%

         Assessment                                             November 1998                     70%
             Desktop Computers
             Network Hardware
             Software
             Embedded Systems
             External Trading Partners
             Building/Infrastructure Systems
             Telecommunications Systems

         Implementation/Replacement                                 July 1999                     40%
             Computer Hardware
             Core Business Software
             Desktop Software
             Embedded Systems
             Building Systems

         Contact External Trading Partners                      February 1999                     10%

         Contingency Planning                                      March 1999                     20%


       To date, the Company is not aware of any significant issues that would cause problems in the area of safety, environmental or business interruption in the Year 2000. The Company will assess the risk associated with hardware, software, infrastructure, embedded chips and external trading partners that are not Year 2000 compliant. While Apache is confident that Year 2000 remediation efforts will succeed in minimizing exposure to business disruption, plans are being developed which will allow continuation of business in all but the worst case scenarios. All remediation and replacement efforts and contingency planning are expected to be complete by July 1999. All critical external trading partners will be contacted to determine Year 2000 readiness and contingency plans will be developed where assurance of Year 2000 compliance is not received by February 28, 1999.

       In 1997, the Company initiated a project to replace existing business software as it relates to Apache's production, land, marketing, accounting and financial systems to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Company from SAP America, Inc., PricewaterhouseCoopers LLP, Innovative Business Solutions and Landmark Graphics will properly recognize dates beyond December 31, 1999. The Company plans to implement the replacement software by March 31, 1999. The business system replacement project is 60 percent complete and the Company believes that the March 31, 1999 deadline is attainable.

     The Company expects the cost to achieve Year 2000 compliance will not exceed $4 million. The cost of implementing business replacement systems is not included in these cost estimates.

       The Company presently believes that with conversions to new software and completion of efforts planned by the Year 2000 Task Force, the risk associated with Year 2000 will be significantly reduced. However, the Company is unable to assure that the consequences of Year 2000 failures of systems maintained by the Company or by third parties will not materially adversely impact the Company's results of operations, liquidity or financial condition.


FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings by continuing to explore on and develop its inventory of existing projects and making carefully targeted acquisitions of new assets. Robust oil and gas prices early in 1997 gave way to weaker prices later in the year and on into 1998. Crude oil prices have fallen near their lowest level of the 1990's. While lower prices have negatively impacted Apache's earnings and cash from operations for the first nine months of 1998 (see "Market Risk-Commodity Risk" above), Apache anticipated lower prices and took steps early in 1998 to expand its financial capacity. As a result, Apache is positioned to take advantage of opportunities that might result from today's industry adversity. Specific actions that have been or may be taken which should impact the Company's activities in 1998 and beyond, include:

1. Selling and trading non-strategic properties to upgrade the Company's property portfolio and enhance financial flexibility.

2. Curtailing projected exploration and development expenditures early in the year; expanding them in the second half of the year after drilling costs declined.

3. Calling for redemption of $172.5 million principal amount of debentures of which 90 percent, or $155.6 million, was converted to equity in January 1998. Common shares were issued at $30.68 each.

4. Repurchasing 850,000 shares of its own common stock at an average market price of $25.25 per share. Apache may, from time to time, purchase additional shares on the open market.

5.   Issuing $100 million of 5.68 percent Series B Cumulative Preferred Stock.

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

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred income taxes. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company did not have a write-down due to ceiling test limitations as of September 30, 1998. Given historical volatility in oil and gas prices, there is the potential, while not a certainty, that a write-down may occur. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities.

CHANGES IN ACCOUNTING PRINCIPLES

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1997 (filed with the SEC on March 20,
           1998) is incorporated herein by reference.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)    None

           (b) On August 15, 1998, Apache issued 100,000 shares of its 5.68% Cumulative Preferred Stock Series B, no par value per share (the Series B Preferred Stock). The Series B Preferred Stock ranks prior and superior to all of Apache common stock, outstanding on August 15, 1998 or thereafter, and to the Series A Junior Participating Preferred Stock of the Company, as to payment of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company.

           (c)     None

           (d)     None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  3.1   -  Form of Certificate of Designations, Preferences
                           and Rights of 5.68% Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to Amendment No. 2 on Form 8-K/A to Apache's Current Report on Form 8-K, dated August 18, 1998, SEC File No. 1-4300).

                  3.2   -  Apache's Bylaws, as amended September 17, 1998.

                  27.1  -  Financial Data Table

                  99.1 - Statement of computation of ratio of earnings to combined fixed charges and preferred stock dividends

           (b)    Reports filed on Form 8-K

                  The following current report on Form 8-K was filed during the fiscal quarter ended September 30, 1998:

                           August 18, 1998 - Item 5.  Other Events

                  Offering to the public of one million Depositary Shares each representing 1/10th of a share of Apache's Series B Preferred Stock, no par value, registered pursuant to Apache's Registration Statement on Form S-3 (Registration No. 333-57785).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     APACHE CORPORATION



Dated:    November 12, 1998          /s/ Roger B. Plank
                                     ------------------------------------------
                                     Roger B. Plank
                                     Vice President and Chief Financial Officer



Dated:    November 12, 1998          /s/ Thomas L. Mitchell
                                     ------------------------------------------
                                     Thomas L. Mitchell
                                     Vice President and Controller
                                     (Chief Accounting Officer)