Form 10-K
period 1998-12-31
APACHE CORP
filed 1999-03-25
CIK 6769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998,

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

Aggregate market value of the voting stock held by
  non-affiliates of registrant as of February 26, 1999......  $1,949,775,431
Number of shares of registrant's common stock outstanding as
  of February 26, 1999......................................      97,794,379

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to registrant's 1999 annual meeting of stockholders have been incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                  PAGE
----                                                                  ----
                                   PART I

  1.    BUSINESS....................................................    1
  2.    PROPERTIES..................................................   11
  3.    LEGAL PROCEEDINGS...........................................   15
  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15

                                  PART II

  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.........................................   15
  6.    SELECTED FINANCIAL DATA.....................................   17
  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...................................   18
  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   28
  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE....................................   28

                                  PART III

 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   28
 11.    EXECUTIVE COMPENSATION......................................   28
 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT..................................................   28
 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   28

                                  PART IV

 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
        8-K.........................................................   29

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, Apache's exploration and production interests are focused on the Gulf of Mexico, the Anadarko Basin, the Permian Basin, the Gulf Coast and the Western Sedimentary Basin of Canada. Outside of North America, Apache has exploration and production interests offshore Western Australia, in Egypt and offshore the Ivory Coast, and exploration interests in Poland and offshore The People's Republic of China (China). Apache common stock, par value $1.25 per share, has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

     Apache holds interests in many of its U.S., Canadian and international properties through operating subsidiaries, such as Apache Canada Ltd., DEK Energy Company (DEKALB, formerly known as DEKALB Energy Company), Apache Energy Limited (formerly known as Hadson Energy Limited), Apache International, Inc., and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. Apache treats all operations as one line of business.

1998 RESULTS

     In 1998, Apache had a loss attributable to common stock of $131.4 million, or $1.34 per share, on total revenues of $875.7 million. The loss reflected, in large part, the effects of a $158 million after-tax, non-cash charge resulting from a $243 million price-related reduction in Apache's proved oil and gas reserves in the United States. Net cash provided by operating activities during 1998 was $471.5 million.

     Apache had its 21st consecutive year of production growth and 11th consecutive year of oil and gas reserves growth in 1998. Apache's average daily production was 75.8 Mbbls of oil and natural gas liquids and 590 MMcf of natural gas for the year. Giving effect to 1998 production, acquisitions, dispositions, revisions and drilling activity, the Company's estimated proved reserves increased by 27.3 MMboe in 1998 over the prior year to 613 MMboe, of which approximately 59 percent was natural gas. Based on 585.7 MMboe reported at year-end 1997, Apache's reserve growth from drilling activity during the year reflects replacement of 236 percent of the Company's 1998 production. Apache's active drilling and production-enhancement program yielded 276 new producing wells out of 383 attempts and involved 590 major North American workover and recompletion projects during the year.

     At December 31, 1998, Apache held interests in approximately 4,086 net oil and gas wells and 1,803,932 net developed acres of oil and gas properties worldwide. In addition, the Company had approximately 593,204 net undeveloped acres under North American leases and 22,566,883 net undeveloped acres under international exploration and production rights.

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

     Apache's international investments and exploration activities are an emerging component of its long-term growth strategy. In addition to an active, moderate-risk drilling program in Apache's North American focus areas, higher-risk international exploration offers potential for greater rewards and significant reserve additions. Apache directed its international efforts in 1998 toward development of certain discoveries offshore Western Australia, offshore the Ivory Coast, in Egypt and offshore China, and toward further exploration efforts in those areas and on its concessions in Poland. Apache believes that reserve additions in these international areas are likely to continue through higher-risk exploration and through improved production practices and recovery techniques.

     For Apache, property acquisition is only one phase in a continuing cycle of business growth. Apache's aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires a well planned and carefully executed property development program and, where appropriate, a selective program of property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development; as a result, the Company operates properties accounting for over 80 percent of its production.

1998 ACQUISITIONS AND DISPOSITIONS

     On November 13, 1998, the Company entered into agreements to acquire certain oil and gas interests and companies holding oil and gas interests in the Carnarvon Basin, offshore Western Australia, from subsidiaries of Novus Petroleum Limited (Novus) for approximately $55 million. The interests have estimated proved reserves of approximately 5.8 MMboe and daily production of 2,400 barrels of oil equivalent. They are within the Apache-operated Harriet Joint Venture (which includes production, processing and pipeline infrastructure associated with the Varanus Island hub), the Airlie Joint Venture (in which the Company held a prior interest and became operator) and three other exploration permit areas. The transaction closed in two stages, on December 18, 1998 (approximately $49 million), and on January 29, 1999 (approximately $6 million). Under the terms of an agreement with Novus, the Company may be required to make additional payments to Novus based on proved and probable recoverable oil and condensate reserves, as determined by independent engineers, on a defined geological structure in the Gipsy-Rose-Lee area, offshore Western Australia. If required, such payments would be calculated using $2.50 for each barrel of proved and $1.25 for each barrel of probable oil and condensate reserves. A payment becomes due if and when a decision is made to construct facilities for the production of oil or condensate from the designated area.

     On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of approximately $66.7 million. The Petsec transaction included estimated proved reserves of approximately 10.4 MMboe on the effective date.

     In several transactions with various buyers, Apache also sold largely marginal properties containing 29.6 MMboe of proved reserves for $131.1 million. Following the Ampolex Group Transaction described in Apache's 1997 Annual Report on Form 10-K, the Company entered into an agreement with Hardy Petroleum Limited (Hardy) pursuant to which Hardy agreed to purchase a 10 percent interest in the company's East Spar field and related production facilities. This transaction closed in January 1998 with a total sales price of approximately $63 million in cash. The Ampolex Group Transaction was recorded net of these interests.

     In June 1998, Apache formed a strategic alliance with Cinergy Corp. (Cinergy) to market substantially all the Company's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) for 771,258 shares of Cinergy common stock, subsequently sold for $26.1 million. ProEnergy will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. During this period, Apache is generally obligated to deliver most of its North American gas production to Cinergy and, under certain circumstances, reimburse Cinergy if certain gas throughput thresholds are not met. Accordingly, Apache recorded a deferred gain of $20 million, subject to adjustment, on the sale of ProEnergy that is being amortized over six years.

EXPLORATION AND PRODUCTION

     The Company's North American exploration and production activities are diversified among four operating regions: Gulf, Midcontinent, Western and Canada. Approximately 62 percent of the Company's proved reserves are located in these North American regions. Egypt and Australia are the Company's most important international regions. The Company's Egyptian operations are headquartered in Cairo, and Apache conducts its Australian exploration and production operations from Perth. Information concerning the amount of revenue, operating income (loss) and total assets attributable to U.S., Canadian and international operations is set forth in Note 12 to the Company's consolidated financial statements under Item 8 below.

     Gulf. The Gulf region encompasses the Texas and Louisiana coasts, central Texas and the Company's interests in the Gulf of Mexico, offshore Louisiana and Texas. In 1998, the Gulf region was Apache's leading region for production and production revenues contributing approximately $224 million in revenues from production of 17.9 MMboe for the year. The Company performed 182 workover and recompletion operations during 1998 in the Gulf region and participated in drilling 30 wells, 11 of which were completed as producers. As of December 31, 1998, the region encompassed 482,546 net acres, and accounted for 81.3 MMboe, or 13 percent, of the Company's year-end 1998 total estimated proved reserves.

     Midcontinent. Apache's Midcontinent region operates in Oklahoma, eastern and northern Texas, Arkansas and northern Louisiana. The region has focused operations on its sizable position in the Anadarko Basin of western Oklahoma. Apache has drilled and operated in the Anadarko Basin for over four decades, developing an extensive database of geologic information and a substantial acreage position. In 1998, the Midcontinent region had approximately 11.8 MMboe of production generating $144 million in revenue for the Company.

     At December 31, 1998, Apache held an interest in 413,690 net acres in the region, which accounted for approximately 101.8 MMboe, or 17 percent, of Apache's total estimated proved reserves. Apache participated in drilling 105 wells in the Midcontinent region during the year, 86 of which were completed as producing wells. The Company performed 45 workover and recompletion operations in the region during 1998.

     Western. The Western region includes assets in the Permian Basin of western Texas and New Mexico and the San Juan Basin of New Mexico. In 1998, the Western region produced approximately 9.9 MMboe and generated $114 million in production revenue. At December 31, 1998, the Company held 422,914 net acres in the region, which accounted for 127.8 MMboe or 21 percent, of the Company's total estimated proved reserves. Apache participated in drilling 98 wells in the Western region, 86 of which were productive wells. Apache performed 294 workovers and recompletions in the Western region during the year.

     Canada. Exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta and British Columbia. The region produced approximately 7.4 MMboe and generated $64 million in production revenue in 1998. Apache participated in drilling 66 wells in this region during the year, 47 of which were completed as producers. The Company performed 69 workovers and recompletions on operated wells during 1998. At December 31, 1998, the region encompassed approximately 372,720 net acres, and accounted for 67.3 MMboe, or 11 percent, of the Company's year-end 1998 total estimated proved reserves.

     Egypt. At year end, Apache held 13,279,201 net acres in Egypt with 87.6 MMboe of estimated proved reserves or 14 percent of Apache's total estimated proved reserves. In 1998, Apache had 10.3 MMboe of production in Egypt, which generated $129 million in production revenues. Apache owns a 75 percent interest in the Qarun Block and a 40 percent interest in the Khalda Block, both in the Western Desert of Egypt. Future production of gas from Khalda is expected to be delivered for sale to the Egyptian General Petroleum Corporation (EGPC) at a point west of Alexandria, Egypt, via a 34-inch gas pipeline, construction of which commenced in 1997 with completion of the pipeline projected to occur in 1999. The costs of building the pipeline will be borne by Apache, the other Khalda participants, and the owners of a neighboring block. Construction costs paid by Apache and the other Khalda participants are recoverable from oil and gas production from the Khalda Block.

     Both the Khalda and Qarun Concession Agreements provide that Apache and its partners in the concessions will pay all of the operating and capital costs for developing the concessions, while the production will be split between EGPC and the partners. Up to 40 percent of the oil and gas produced from each of the concessions is available to the Company and its partners to recover operating and capital costs for the applicable concession. To the extent eligible costs exceed 40 percent of the oil and gas produced and sold from a concession in any given quarter, such excess costs may be carried into future quarters without limit. The remaining 60 percent of all oil and gas produced from the concessions is divided between EGPC and Apache and its partners, with the percentage received by Apache and its partners reducing as the gross daily average of oil and gas produced on a quarterly basis increases. Under the Khalda Agreement, capital costs are amortized over four years, while the Qarun agreement provides for a five-year amortization.

     In addition to the Qarun and Khalda Blocks, Apache holds interests in the East Beni Suef and Asyout Blocks to the south of the Qarun Block, and three other blocks in the Western Desert of Egypt, the North East Abu Gharadig Block, the East Bahariya Block, and the West Mediterranean Block No. 1 (partly onshore and partly offshore). Apache also acquired interests in the Ras El Hekma and Ras Kanayes concessions from Repsol Exploracion Egipto S.A. in December 1997, and during 1998, Apache became the operator of the W. Mediterranean and East Beni Suef Blocks. Exploratory drilling on the East Beni Suef Block commenced in 1997 with a significant discovery made on the #1 well. Delineation drilling continued in 1998. Due to conflicting governmental requirements regarding the placement of drilling rigs on the Darag Block, the Company relinquished the Darag concession in the Gulf of Suez and received a refund of a portion of its expenses related to the concession.

     Australia. Western Australia became an important region for Apache after the 1993 acquisition of Hadson Energy Resources Corporation (subsequently known as Apache Energy Resources Corporation). In 1998, natural gas production in the region increased by 95 percent from the prior year to approximately 51 MMcf/d. Apache acts as operator for most of its Western Australia properties through its wholly-owned subsidiary, Apache Energy Limited (AEL). During 1998, Apache had
6.3 MMboe of production generating $70 million of production revenue. Estimated proved reserves in Australia increased by 66 percent to 132.7 MMboe, or 22 percent of the Company's year-end total estimated proved reserves. The increase reflects, among other matters, the acquisition from Novus of three companies with holdings in the East Spar and Harriet fields. As of December 31, 1998, Apache held 226,720 net developed acres and 1,421,290 net undeveloped acres offshore Western Australia. Through AEL and its subsidiaries, Apache also operates the Harriet Gas Gathering Project, a gas processing and compression facility with a throughput capacity of 175 MMcf/d, and a 60-mile, 12-inch offshore pipeline with a throughput capacity of 175 MMcf/d that connects to a pipeline grid onshore. The Company and the other participants in the East Spar and Harriet joint ventures are currently building a second 60 mile, 16-inch, natural gas pipeline from Varanus Island to a connection with the existing Dampier to Banbury gas pipelines, which is expected to be completed in March 1999. See "1998 Acquisitions and Dispositions" and "Oil and Natural Gas Marketing."

     Other International Operations. Outside of Canada, Egypt and Australia, Apache currently has exploration and production interests offshore the Ivory Coast, and exploration interests in Poland and offshore China.

     Apache obtained its first properties in Poland on April 16, 1997 when the Company assumed operatorship and a 50 percent interest in over 5.5 million acres in Poland located near Lublin, southeast of Warsaw, from FX Energy, Inc. (FX Energy). The Company has since acquired additional acreage in Poland, including approximately 1.8 million acres in the Carpathian area near the southern border of Poland and participation in a further 2.275 million acres in the Pomeranian area of northwest Poland, giving Apache interests in 12,038,676 total gross undeveloped acres and 7,494,122 net undeveloped acres as of December 31, 1998. The concessions in Poland include requirements for Apache to drill at least eleven wells and to shoot at least 1,290 miles of seismic data. At year end, two wells were being drilled in Poland, but were abandoned in the first quarter of 1999. Subsequent to year end, Apache and FX Energy entered into an Area of Mutual Interest Agreement, which covers virtually all of Poland, and plan to enter into further exploration and production agreements with the Polish Oil and Gas Company (POGC), the national oil company of Poland. Apache's operations in Poland are headquartered in Warsaw.

     Apache is also the operator, with a 50 percent interest, of the Zhao Dong Block in Bohai Bay, offshore China. In 1994 and 1995, discovery wells tested at rates between 1,300 and 4,000 b/d of oil. The Company elected to proceed with the second exploration phase, commencing in May 1996, which involved a commitment to drill two additional exploratory wells. In early 1997, one well tested at rates up to 11,571 b/d of oil and another tested at rates up to 15,359 b/d. An overall development plan for the C and D Fields in the Zhao Dong Block was submitted to Chinese authorities in late 1997 and is awaiting approval.

     In the Ivory Coast, Apache, as operator of the block and holding a 24 percent interest, completed in January 1999 the development of the "Foxtrot" offshore gas field and installed a platform and pipeline to shore. In March 1997, Apache and its partners signed a 10 year take or pay contract to supply approximately 168 Bcf of gas to a power plant in Abidjan at 30 MMcf/d initially, rising to 50 MMcf/d in the third year. Gas deliveries are expected to commence in the second quarter of 1999.

OIL AND NATURAL GAS MARKETING

     On October 27, 1995, wholly owned affiliates of each of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company (Parker & Parsley) formed ProEnergy, a Delaware limited liability company. ProEnergy became fully operational on April 1, 1996, and marketed substantially all of its members' domestic natural gas pursuant to member gas purchase agreements having an initial term of 10 years, subject to early termination following specified events. The price of gas purchased by ProEnergy from its members was based upon agreed to published indexes. Effective January 1, 1998, Parker & Parsley withdrew from ProEnergy. As more fully described in "1998 Acquisitions and Dispositions" above, in June 1998, Apache sold its interest in ProEnergy to Cinergy and formed a strategic alliance with Cinergy to market substantially all the Company's natural gas production from North America. ProEnergy will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. During this period, Apache is generally obligated to deliver most of its North American gas production to Cinergy and, under certain circumstances, may have to make payments to Cinergy if certain gas throughput thresholds are not met.

     Separate from its arrangements with Cinergy, Apache is also delivering natural gas under several long-term supply agreements with terms greater than one year. In 1998, Apache delivered an average of 35 MMcf/d under such contracts at an average price of $2.63 per Mcf.

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

     The Company diversifies the markets for its Canadian gas production not presently committed to Cinergy by selling directly or indirectly to customers through aggregators and brokers in the United States and Canada. Apache transports natural gas via the Company's firm transportation contracts to California (12 MMcf/d) and to the Province of Ontario, Canada (four MMcf/d) through end-users' firm transportation contracts. Pursuant to an agreement entered into in 1994, the Company is also selling five MMcf/d of natural gas to the Hermiston Cogeneration Project, located in the Pacific Northwest of the United States. In 1996, the Company entered into an agreement with Westcoast Gas Services, Inc. for the sale of 5,000 MMBtu/d for delivery in the United States for a 10 year term.

     In Australia, the Company entered into several gas sales contracts during 1998, bringing its total to 16 contracts, with terms of four to 12 years, to deliver 311 Bcf of AEL's gas from its Harriet and East Spar fields for mining, power generation, nickel refining, ammonia production and other industrial and domestic uses. Under these contacts AEL is required to deliver its gas at contract rates of approximately 60 MMcf/day increasing to 92 MMcf/day by the year 2000, with take or pay provisions, net to AEL, of approximately 20 Bcf/year increasing to 23 Bcf/year by the year 2000. Apache operates both the Harriet and the East Spar Joint Ventures, holding a 60 percent interest in Harriet and a 45 percent interest in East Spar.

     AEL marketed all oil and natural gas liquids produced from its interests in the Harriet and East Spar fields during 1998 through a contract with Mitsui Oil
(Asia) Pty. Ltd. Pricing under the contract in 1998 represented a fixed premium to the quoted market prices of Tapis crude oil, with payment made in U.S. dollars. In 1998, the weighted average realized price based on regional production was $13.07 per barrel. In January 1999, the Mitsui contract terminated and was replaced by a similar contract with Marubeni International Petroleum Company.

     In Egypt, oil from the Qarun Block is delivered by pipeline to tanks owned by the Company and its partners in the Qarun Concession at the Dashour pumping station northeast of the Qarun Block or by truck to the Tebbin refinery south of Alexandria, Egypt. At the discretion of the operator of the pipelines, oil from the Qarun Block is put into the two 42-inch diameter SUMED pipelines, which transport significant quantities of Egyptian and other crude oil from the Gulf of Suez to Sidi Kherir, west of Alexandria, Egypt, on the Mediterranean Coast. All Qarun and Khalda crude oil is currently sold to EGPC. In 1996, the Company and its partners in the Khalda Block entered into a take or pay contract with EGPC, which obligates EGPC to pay for 75 percent of 200 MMcf/d of future production of gas from the Khalda Block. Sales of gas under the contract are expected to begin in May 1999 upon completion of a gas pipeline from the Khalda Block. In late 1997, the same sellers entered into a supplement to the contract with EGPC to sell an additional 50 MMcf/d through a southern gas line being constructed by the Company and its partners from the Khalda Block to a point near the Qarun Block to tie into an existing gas pipeline.

OIL AND NATURAL GAS PRICES

     Natural gas prices remained volatile during 1998, with Apache's realized prices ranging from $2.08 per Mcf in July to $1.73 per Mcf in September. Fluctuations are largely due to market perceptions about natural gas supply and demand. Apache's average realized gas price of $1.92 per Mcf for 1998 was down 16 percent from the prior-year average of $2.28 per Mcf, and its 1997 average realized natural gas price was 13 percent higher than the 1996 average price of $2.02 per Mcf.

     As a result of minimum price contracts which escalate at an average of 80 percent of the Australian consumer price index, AEL's natural gas production in Western Australia is not subject to the same degree of price volatility as Apache's U.S. and Canadian gas production; however, natural gas sales under such Australian minimum price contracts represent less than two percent of the Company's total natural gas sales at the end of 1998. Total Australian gas sales in 1998, including long-term contracts and spot sales averaged $1.51 per Mcf, down 15 percent from the 1997 average of $1.78 per Mcf due to devaluation of the Australian dollar.

     In Egypt, all oil production from the Khalda and Qarun Blocks is currently sold to EGPC on a spot basis at a "Western Desert" price, which is applied to virtually all production from the area and is announced periodically by EGPC. In 1998, the average price was $12.57 per barrel. Discussions with EGPC regarding the possibility of exporting Qarun oil production are continuing. Once gas sales from the Khalda Block commence, the gas is expected to be sold for a price which, on a Btu basis, is equivalent to 85 percent of the price of Suez Blend crude oil, FOB Mediterranean.

     Oil prices remained subject to unpredictable political and economic forces during 1998 and experienced fluctuations similar to those seen in natural gas prices for the year, but showing a general downward trend. Apache believes that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), demand from Asian countries, events in the Middle East and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and the competitive relationships and consumer perceptions of various energy sources, the Company is unable to predict what changes will occur in crude oil and natural gas prices.

     In 1998, Apache's realized worldwide crude oil price ranged from $15.11 per barrel in January to $9.42 per barrel in December. The average crude oil price of $12.66 per barrel in 1998 was down 34 percent from the average price of $19.20 per barrel in 1997, and 39 percent lower than the average price of $20.84 per barrel in 1996. The Company's average crude oil price for its Australian production was $13.07 per barrel in 1998, 36 percent less than the average price in 1997.

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

FULL COST CEILING TEST

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company recorded a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down of the carrying value of the Company's U.S. proved oil and gas properties as of December 31, 1998, due to these ceiling test limitations. If oil and gas prices deteriorate from the Company's year-end realized prices, it is likely that additional write-downs will occur in 1999. Write-downs required by these rules do not impact cash flow from operating activities.

EFFECT OF VOLATILE PRICES

     The Company continually analyzes forecasts and updates its estimates of energy prices for its internal use in planning, budgeting, and estimating and valuing reserves. The Company's future financial condition and results of operations will depend upon the prices received for the Company's oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include worldwide political instability (especially in the Middle East and other oil-producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. A substantial or extended decline in oil and gas prices would have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas that may be economically produced and access to capital. In addition, the sale of the Company's oil and gas production depends on a number of factors beyond the Company's control, including the availability and capacity of transportation and processing facilities. Oil and natural gas prices have historically been and are likely to continue to be volatile. Such volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on exploration and development projects involving the Company's oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

RESERVES; RATES OF PRODUCTION; DEVELOPMENT EXPENDITURES; CASH FLOW

     There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie such reserve estimates, including many factors beyond the control of the Company. Reserve data represents only estimates. In addition, the estimates of future net cash flows from proved reserves of the Company and the present value thereof are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time (see below). Any significant variance from the assumptions could result in the actual quantity of the Company's reserves and future net cash flows therefrom being materially different from the estimates. In addition, the Company's estimated reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating and development costs, and other factors. The rate of production from oil and gas properties declines as reserves are depleted. Except to the extent that the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the proved reserves of the Company will decline materially as reserves are produced. Future oil and gas production is, therefore, highly dependent upon the Company's level of success in acquiring or finding additional reserves.

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

     Apache's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders, which have altered significantly the marketing and transportation of natural gas. The effect of these orders has been to enable the Company to market its natural gas production to purchasers other than the interstate pipelines located in the vicinity of its producing properties. The Company believes that these changes have generally improved the Company's access to transportation. To date, Apache has not experienced any material adverse effect on its gas marketing activities as a result of these FERC orders; however, the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on its future gas marketing activities.

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

     Apache maintains insurance coverage, which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1998, which would have a material impact upon the Company's financial position or results of operations.

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

     As an independent oil and gas company, Apache frequently competes for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with financial and other resources substantially larger than Apache possesses. Moreover, many competitors have established strategic long-term positions and maintain strong governmental relationships in countries in which the Company may seek new entry. Apache expects this high degree of competition to continue.

INSURANCE

     Exploration for and production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. The Company maintains insurance against certain losses or liabilities arising from its operations in accordance with customary industry practices and in amounts that management believes to be prudent; however, insurance is not available to the Company against all operational risks.

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

GENERAL ECONOMIC CONDITIONS

     Virtually all of the Company's operations are subject to the risks and uncertainties of adverse changes in general economic conditions (domestically, in specific regions of the United States and Canada, and internationally), the outcome of pending and/or potential legal or regulatory proceedings, changes in environmental, tax, labor and other laws and regulations to which the Company is subject, and the condition of the capital markets utilized by the Company to finance its operations.

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

EMPLOYEES

     On December 31, 1998, Apache had 1,281 employees.

OFFICES

     Apache's principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 1998, the Company maintained regional exploration and production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Beijing, China; Abidjan, Cote d' Ivoire; and Warsaw, Poland.

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

  Acreage

     The undeveloped and developed acreage including both domestic leases and international production and exploration rights that Apache held as of December 31, 1998, are as follows:

                                           UNDEVELOPED ACREAGE       DEVELOPED ACREAGE
                                         -----------------------   ---------------------
                                           GROSS         NET         GROSS        NET
                                           ACRES        ACRES        ACRES       ACRES
                                         ----------   ----------   ---------   ---------
GULF
Louisiana..............................     180,047      102,800     267,808     142,541
Texas..................................     145,529       64,313     322,799     172,892
                                         ----------   ----------   ---------   ---------
          Total........................     325,576      167,113     590,607     315,433
                                         ----------   ----------   ---------   ---------
MIDCONTINENT
Arkansas...............................       3,983        3,046       4,625       3,354
Kansas.................................         200           93          --          --
Louisiana..............................      11,809        9,535      48,820      33,823
Michigan...............................       5,052        4,022          --          --
Oklahoma...............................     138,613       51,650     492,790     192,515
Pennsylvania...........................          --           --         796          38
Texas..................................      70,821       44,906     136,998      70,708
                                         ----------   ----------   ---------   ---------
          Total........................     230,478      113,252     684,029     300,438
                                         ----------   ----------   ---------   ---------
WESTERN
Alaska.................................      14,262           --          --          --
Colorado...............................      13,974       12,228      10,979      10,715
Illinois...............................         140           56          --          --
New Mexico.............................      89,746       47,905     101,780      53,475
Ohio...................................          21           11          --          --
Texas..................................     131,081       62,099     253,626     183,116
Utah...................................         140           35          60          15
Wyoming................................      60,040       52,968       1,160         291
                                         ----------   ----------   ---------   ---------
          Total........................     309,404      175,302     367,605     247,612
                                         ----------   ----------   ---------   ---------
          Total United States..........     865,458      455,667   1,642,241     863,483
                                         ----------   ----------   ---------   ---------
INTERNATIONAL
Australia..............................   3,269,200    1,421,290     425,280     226,720
Canada.................................     190,632      137,537     303,016     235,183
China..................................   1,554,930      777,510       5,911       1,448
Egypt..................................  26,197,294   12,811,058     842,863     468,143
Ivory Coast............................     157,258       62,903      37,312       8,955
Poland.................................  12,038,676    7,494,122          --          --
                                         ----------   ----------   ---------   ---------
          Total International..........  43,407,990   22,704,420   1,614,382     940,449
                                         ----------   ----------   ---------   ---------
          Total Company................  44,273,448   23,160,087   3,256,623   1,803,932
                                         ==========   ==========   =========   =========

  Productive Oil and Gas Wells

     The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 1998, is set forth below.

                                                                   GAS             OIL
                                                              -------------   -------------
                                                              GROSS    NET    GROSS    NET
                                                              -----   -----   -----   -----
Midcontinent................................................  1,745     644     515     141
Western.....................................................    260     143   3,635   1,855
Gulf........................................................    405     260     560     394
Canada......................................................    680     425     367     130
Egypt.......................................................     21       8     137      71
Australia...................................................      7       4      20      11
                                                              -----   -----   -----   -----
          Total.............................................  3,118   1,484   5,234   2,602
                                                              =====   =====   =====   =====

  Gross Wells Drilled

     The following table sets forth the number of gross exploratory and gross development wells drilled in the last three fiscal years in which the Company participated. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 1998, the Company was participating in 14 wells in the U.S., 14 Canadian wells, 14 Egyptian wells, three Australian wells and two Polish wells in the process of drilling.

                                                       EXPLORATORY               DEVELOPMENTAL
                                                 ------------------------   ------------------------
                                                 PRODUCTIVE   DRY   TOTAL   PRODUCTIVE   DRY   TOTAL
                                                 ----------   ---   -----   ----------   ---   -----
1998
United States..................................      20        16     36       163       34     197
Canada.........................................      17        12     29        30        7      37
Egypt..........................................      11        24     35        27        5      32
Australia......................................       7         8     15        --       --      --
Other International............................      --         1      1         1       --       1
                                                     --       ---    ---       ---       --     ---
          Total................................      55        61    116       221       46     267
                                                     ==       ===    ===       ===       ==     ===
1997
United States..................................      27        25     52       234       32     266
Canada.........................................      19        14     33        41        7      48
Egypt..........................................       7        19     26        23        4      27
Australia......................................       3         6      9         6        1       7
Other International............................       1         2      3         1       --       1
                                                     --       ---    ---       ---       --     ---
          Total................................      57        66    123       305       44     349
                                                     ==       ===    ===       ===       ==     ===
1996
United States..................................      28        33     61       201       31     232
Canada.........................................      23        25     48        27        2      29
Egypt..........................................       7         4     11        12       --      12
Australia......................................       4         6     10         1        1       2
Other International............................      --         1      1        --       --      --
                                                     --       ---    ---       ---       --     ---
          Total................................      62        69    131       241       34     275
                                                     ==       ===    ===       ===       ==     ===

  Net Wells Drilled

     The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache.

                                                      EXPLORATORY                DEVELOPMENTAL
                                               -------------------------   -------------------------
                                               PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL
                                               ----------   ----   -----   ----------   ----   -----
1998
United States................................      9.9      11.1   21.0       64.0      18.8    82.8
Canada.......................................     16.2      11.0   27.2       28.3       6.1    34.4
Egypt........................................      5.6      13.5   19.1       11.9       2.8    14.7
Australia....................................      3.5       3.4    6.9         --        --      --
Other International..........................       --        .2     .2         .2        --      .2
                                                  ----      ----   ----      -----      ----   -----
          Total..............................     35.2      39.2   74.4      104.4      27.7   132.1
                                                  ====      ====   ====      =====      ====   =====
1997
United States................................     11.5      11.9   23.4      107.5      19.0   126.5
Canada.......................................     14.5      10.1   24.6       29.0       6.0    35.0
Egypt........................................      3.7      12.3   16.0       14.4       2.0    16.4
Australia....................................      1.0       1.0    2.0        1.8        .2     2.0
Other International..........................       .5       1.4    1.9         .5        --      .5
                                                  ----      ----   ----      -----      ----   -----
          Total..............................     31.2      36.7   67.9      153.2      27.2   180.4
                                                  ====      ====   ====      =====      ====   =====
1996
United States................................     17.2      22.8   40.0       77.9      19.1    97.0
Canada.......................................     18.8      21.5   40.3       24.1       1.4    25.5
Egypt........................................      3.2       3.0    6.2        9.0        --     9.0
Australia....................................      1.1       1.5    2.6         .2        .1      .3
Other International..........................       --        .4     .4         --        --      --
                                                  ----      ----   ----      -----      ----   -----
          Total..............................     40.3      49.2   89.5      111.2      20.6   131.8
                                                  ====      ====   ====      =====      ====   =====

  Production and Pricing Data

     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGL) and gas production for the Company, average production costs (excluding severance taxes) and average sales prices.

                                      PRODUCTION                                  AVERAGE SALES PRICE
                              ---------------------------     AVERAGE      ---------------------------------
                                OIL       NGL       GAS      PRODUCTION       OIL         NGL         GAS
YEAR ENDED DECEMBER 31,       (MBBLS)   (MBBLS)   (MMCF)    COST PER BOE   (PER BBL)   (PER BBL)   (PER MCF)
-----------------------       -------   -------   -------   ------------   ---------   ---------   ---------
1998........................  26,611     1,052    215,389      $2.88        $12.66      $ 7.94       $1.92
1997........................  24,291       843    222,237       3.07         19.20       14.08        2.28
1996........................  19,465       713    205,305       3.43         20.84       16.41        2.02

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

     The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 1998, 1997 and 1996:

                                                                         OIL, NGL
                                                              NATURAL      AND
                                                                GAS     CONDENSATE
                                                               (BCF)     (MMBBLS)
                                                              -------   ----------
1998
Developed...................................................  1,450.1     178.0
Undeveloped.................................................    722.1      73.0
                                                              -------     -----
          Total.............................................  2,172.2     251.0
                                                              =======     =====
1997
Developed...................................................  1,554.3     203.1
Undeveloped.................................................    317.5      70.7
                                                              -------     -----
          Total.............................................  1,871.8     273.8
                                                              =======     =====
1996
Developed...................................................  1,435.3     183.2
Undeveloped.................................................    190.0      52.1
                                                              -------     -----
          Total.............................................  1,625.3     235.3
                                                              =======     =====

     The following table sets forth the estimated future value of all the Company's proved reserves, and proved developed reserves, as of December 31, 1998, 1997 and 1996. Future reserve values are based on year-end prices except in those instances where the sale of gas and oil is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes, and future development costs are based on current costs with no escalations.

                                                                 PRESENT VALUE OF ESTIMATED
                                                                     FUTURE NET REVENUES
                                          ESTIMATED FUTURE           BEFORE INCOME TAXES
                                            NET REVENUES         (DISCOUNTED AT 10 PERCENT)
                                       -----------------------   ---------------------------
                                                      PROVED                       PROVED
DECEMBER 31,                             PROVED     DEVELOPED       PROVED       DEVELOPED
------------                           ----------   ----------   ------------   ------------
                                                          (IN THOUSANDS)
1998.................................  $3,994,612   $2,793,698    $2,395,888     $1,764,887
1997.................................   5,347,892    4,301,768     3,272,618      2,728,747
1996.................................   7,936,924    6,713,252     4,568,475      4,041,065

     At December 31, 1998, estimated future net revenues expected to be received from all the Company's proved reserves and proved developed reserves were as follows:

                                                                             PROVED
DECEMBER 31,                                                    PROVED     DEVELOPED
------------                                                  ----------   ----------
                                                                  (IN THOUSANDS)
1999........................................................  $  394,777   $  441,946
2000........................................................     431,644      400,389
2001........................................................     446,532      305,005
Thereafter..................................................   2,721,659    1,646,358
                                                              ----------   ----------
          Total.............................................  $3,994,612   $2,793,698
                                                              ==========   ==========

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 1998, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the SEC guidelines and do not reflect current prices. Since January 1, 1999, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency other than the SEC and the Energy Information Administration

(EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

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

     No matters were submitted for a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Apache's common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding Apache common stock for 1998 and 1997. Prices shown are from the New York Stock Exchange Composite Transactions Reporting System.

                                                        1998                         1997
                                             --------------------------   --------------------------
                                              PRICE RANGE                  PRICE RANGE
                                             --------------   DIVIDENDS   --------------   DIVIDENDS
                                              HIGH     LOW    PER SHARE    HIGH     LOW    PER SHARE
                                             ------   -----   ---------   ------   -----   ---------
First Quarter..............................  $38 3/4 $31 3/16  $.07      $39 3/8 $31 1/4    $.07
Second Quarter.............................   38 1/8  30 3/8   $.07       35 5/8  30 1/8    $.07
Third Quarter..............................   32 3/8  22 1/2   $.07       42 7/8  32 1/16   $.07
Fourth Quarter.............................   29 5/16 21 3/8   $.07       45 1/16 32 11/16  $.07

     The closing price per share of Apache common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 26, 1999, was $19.9375. At December 31, 1998, there were 97,769,122 shares of Apache common stock outstanding, held by approximately 10,000 shareholders of record and 45,000 beneficial owners.

     The Company has paid cash dividends on its common stock for 128 consecutive quarters through December 31, 1998, and expects to continue the payment of dividends at current levels, although future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

     In December 1995, the Company declared a dividend of one right (a Right) for each share of Apache common stock outstanding on January 31, 1996. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if the Company engages in certain business combinations or a 20 percent shareholder engages in certain transactions with the Company, the Rights become exercisable for Apache common stock or common stock of the corporation acquiring the Company (as the case may be) at 50 percent of the then-market price. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. The Company may redeem the Rights at $.01 per Right at any time until 10 business days after public announcement that a person has acquired 20 percent or more of the outstanding shares of Apache common stock. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

     In August 1998, the Company issued 100,000 shares of 5.68 percent Series B Cumulative Preferred Stock (the Series B Preferred Stock) in the form of one million depositary shares, each representing one-tenth (1/10) of a share of Series B Preferred Stock. Neither the shares of Series B Preferred Stock nor the depositary shares are traded on any stock exchange. These shares are not convertible into common equity.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 1998, which information has been derived from the Company's audited financial statements. Apache's previously reported data for 1994 has been restated to reflect the merger with DEKALB in May 1995 under the pooling of interests method of accounting. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company's financial statements under Item 8 below.

                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                    1998(1)      1997(2)      1996(3)      1995(4)        1994
                                   ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues...................  $  875,715   $1,176,273   $  977,151   $  750,702   $  592,626
Net income (loss)................    (129,387)     154,896      121,427       20,207       45,583
Income (loss) attributable to
  common stock...................    (131,391)     154,896      121,427       20,207       45,583
Net income (loss) per common
  share
  Basic..........................       (1.34)        1.71         1.42          .28          .65
  Diluted........................       (1.34)        1.65         1.38          .28          .65
Cash dividends per common
  share(5).......................         .28          .28          .28          .28          .28
BALANCE SHEET DATA
Working capital (deficit)........  $  (78,804)  $    4,546   $  (41,501)  $  (22,013)  $   (3,203)
Total assets.....................   3,996,062    4,138,633    3,432,430    2,681,450    2,036,627
Long-term debt...................   1,343,258    1,501,380    1,235,706    1,072,076      719,033
Shareholders' equity.............   1,801,833    1,729,177    1,518,516    1,091,805      891,087
Common shares outstanding at end
  of year........................      97,769       93,305       90,059       77,379       69,666

     For a discussion of significant acquisitions, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 2 to the Company's consolidated financial statements under Item 8 below.

---------------

(1) Includes the results of the acquisitions of certain subsidiaries and oil and gas properties from Novus after December 18, 1998.

(2) Includes financial data after November 20, 1997, relating to the acquisition from Mobil of three companies owning interests in certain oil and gas properties and production facilities offshore Western Australia (the Ampolex Group Transaction.)

(3) Includes financial data after May 20, 1996, for Apache PHN Company, Inc. (Phoenix, formerly known as The Phoenix Resource Companies, Inc.)

(4) Includes the results of the acquisitions of certain oil and gas properties from Texaco Exploration and Production, Inc. (Texaco) and Aquila Energy Resources Corporation (Aquila) after March 1, 1995 and September 1995, respectively, and the sale of a substantial portion of the Company's Rocky Mountain properties in September 1995.

(5) No cash dividends were paid on outstanding DEKALB common stock in 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In anticipation of lower commodity prices, Apache entered 1998 with a primary objective being to strengthen its balance sheet in order to take advantage of lower cost drilling and acquisition opportunities that accompany cyclical downturns in product prices. To accomplish this, high cost properties were sold, drilling capital was curtailed, subordinated debentures were converted into common equity, and non-convertible preferred stock and public debt were issued. As a result of these efforts during 1998, Apache reduced debt by $160 million, from 47 percent to 43 percent of capitalization; the ratio would have been reduced to 41 percent absent the non-cash, full-cost ceiling write-down. Debt maturities were also lengthened to an average of 26 years with approximately three percent of Apache's total debt due over the next three years. As a result, Apache is in its strongest financial position ever to take advantage of opportunities brought about by the current industry downturn.

     Apache's results of operations and financial position for 1998 were also significantly impacted by the following factors:

     Additional Depreciation, Depletion and Amortization (DD&A) Expense -- Low oil and gas prices resulted in a non-cash full-cost ceiling write-down of $158.1 million after-tax ($243.2 million pre-tax). There were no such charges in 1997 and 1996.

     Commodity Prices -- Apache's average realized oil price decreased $6.54 per barrel from $19.20 per barrel in 1997 to $12.66 per barrel in 1998, reducing revenues by $158.9 million. The average realized price for natural gas decreased $.36 per Mcf from $2.28 per Mcf in 1997 to $1.92 per Mcf in 1998, negatively impacting revenues by $78.6 million.

RESULTS OF OPERATIONS

     Apache reported a 1998 loss attributable to common stock of $131.4 million as opposed to 1997 income attributable to common stock of $154.9 million. The 1998 loss resulted from a full-cost ceiling write-down at year end. Results for 1998 were further hampered by sharp declines in oil and gas prices. Basic net income (loss) per common share was $(1.34) for 1998, as compared to $1.71 in 1997. Income attributable to common stock increased $33.5 million in 1997 from $121.4 million in 1996. Basic net income per common share increased 20 percent in 1997 from $1.42 in 1996. Diluted net income per common share was $1.65 for 1997, 20 percent above 1996. The increase from 1996 to 1997 was primarily due to higher oil and gas production, higher natural gas prices and lower operating costs per unit of production.

     Revenues declined $300.6 million in 1998, driven by a 23 percent decrease in oil and gas production revenues. The decrease in oil and gas production revenues resulted from a 34 percent decrease in the average realized oil price, a 16 percent decrease in the average realized price for natural gas and a three percent decrease in gas production. Crude oil, including natural gas liquids, contributed 45 percent and natural gas contributed 55 percent of oil and gas production revenues during 1998. Revenues increased 20 percent in 1997 to $1.2 billion from $977.2 million in 1996. In 1997, crude oil and natural gas liquids contributed 49 percent and natural gas contributed 51 percent of oil and gas production revenues.

     The table below presents, for the years indicated, the revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Revenues (in thousands):
  Natural gas...............................................  $413,870   $505,604   $415,736
  Oil.......................................................   336,813    466,291    405,724
  Natural gas liquids.......................................     8,355     11,878     11,704
                                                              --------   --------   --------
          Total.............................................  $759,038   $983,773   $833,164
                                                              ========   ========   ========
Natural Gas Volume -- Mcf per day:
  United States.............................................   432,059    492,594    472,171
  Canada....................................................   105,871     89,699     74,598
  Egypt.....................................................     1,554        563        302
  Australia.................................................    50,624     26,016     13,869
                                                              --------   --------   --------
          Total.............................................   590,108    608,872    560,940
                                                              ========   ========   ========
Average Natural Gas price -- Per Mcf:
  United States.............................................  $   2.11   $   2.47   $   2.17
  Canada....................................................      1.36       1.33       1.09
  Egypt.....................................................      1.91       2.94       3.21
  Australia.................................................      1.51       1.78       1.96
          Total.............................................      1.92       2.28       2.02
Oil Volume -- Barrels per day:
  United States.............................................    34,067     40,638     40,600
  Canada....................................................     2,090      2,120      1,969
  Egypt.....................................................    27,911     19,372      8,295
  Australia.................................................     8,838      4,417      2,318
                                                              --------   --------   --------
          Total.............................................    72,906     66,547     53,182
                                                              ========   ========   ========
Average Oil Price -- Per barrel:
  United States.............................................  $  12.63   $  19.31   $  20.67
  Canada....................................................     12.55      19.27      20.84
  Egypt.....................................................     12.57      18.65      21.29
  Australia.................................................     13.07      20.51      22.33
          Total.............................................     12.66      19.20      20.84
NGL Volume -- Barrels per day:
  United States.............................................     2,267      1,684      1,308
  Canada....................................................       616        627        641
                                                              --------   --------   --------
          Total.............................................     2,883      2,311      1,949
                                                              ========   ========   ========
Average NGL Price -- Per barrel:
  United States.............................................  $   8.38   $  14.50   $  17.23
  Canada....................................................      6.32      12.98      14.73
          Total.............................................      7.94      14.08      16.41

     Natural gas revenues decreased by 18 percent from 1997 to 1998 due to lower natural gas prices and production. The average realized gas price received in 1998 was $1.92 per Mcf, 16 percent lower than 1997, negatively affecting revenue by $78.6 million. The Company periodically engages in hedging activities, including fixed-price physical contracts and financial contracts. Apache realized gains from open hedging positions favorably impacting the gas price by $.01 per Mcf in 1998. Gains under long-term fixed-price physical contracts increased the gas price by $.05 per Mcf in 1998. Prices declined in the United States due to unfavorable market conditions. Natural gas prices in Australia declined 15 percent from 1997 resulting from the devaluation of the Australian dollar.

     Natural gas production for the United States decreased 12 percent from 1997 to 1998 due to the impact of property sales in the Gulf and Midcontinent regions, tropical storms in the Gulf of Mexico and natural depletion. In Australia, natural gas production increased 95 percent driven by a full year of incremental production from properties acquired in the year-end 1997 Ampolex Group Transaction. The 18 percent uplift in Canadian production resulted from development activity and Alberta royalty recoupments received for 1998. Alberta allows reduction in royalty for costs to build processing and transportation facilities.

     Natural gas revenues increased 22 percent from 1996 to 1997. Average natural gas prices were $.26 per Mcf, or 13 percent, higher in 1997 than 1996. The Company's net hedging activity, including fixed-price physical contracts and financial contracts, had no impact on gas prices in 1997 and reduced prices by $.09 per Mcf in 1996. Natural gas production increased nine percent from 1996 to 1997 from acquisitions and drilling activity.

     The Company's crude oil sales totaled $336.8 million in 1998, a 28 percent decrease from 1997 due to lower average realized oil prices, which were partially offset by production increases. On a worldwide basis, average oil prices decreased 34 percent to $12.66 per barrel negatively impacting oil sales by $158.9 million. Oil production increased 6,359 barrels per day (approximately 10 percent), in 1998 due to increases in Egypt and Australia. Australian oil production increased 4,421 barrels per day over 1997 with additional production from the Ampolex Group Transaction and initial sales from the Stag field. Egyptian oil production increased 8,539 barrels per day, or 44 percent, as a result of the price-driven dynamics of certain production sharing contracts and to a lesser extent, drilling and development activity. U.S. oil production decreased by 6,571 barrels per day, or 16 percent, primarily due to marginal property sales in the first half of 1998 and natural reservoir depletion of mature fields.

     Oil revenues increased 15 percent from 1996 to 1997. Egyptian oil production more than doubled in 1997 due to development activity and the first full year of production from the Company's Egyptian properties acquired in 1996. Australian oil production increased 90 percent from 1996 to 1997 primarily due to first production at the Agincourt field. These production increases were partially offset by an eight percent decrease in average oil prices received during 1997.

     Natural gas liquid revenues decreased 30 percent from 1997. Natural gas liquid production increased 572 barrels per day, or 25 percent, while natural gas liquid prices declined by $6.14 per barrel, or 44 percent due to deteriorating market conditions. Natural gas liquid revenues were slightly higher in 1997 than in 1996. Natural gas liquid production increased 19 percent from 1996 to 1997, which was offset by a 14 percent decrease in average prices.

  Other Revenues and Operating Expenses

     Gas gathering, processing and marketing revenues decreased 40 percent to $117.4 million in 1998 from 1997. Lower gas prices in 1998 contributed to the decrease. Gas gathering, processing and marketing costs decreased by 41 percent to $114.5 million resulting in a slight increase to 1998 margins. During 1997, gas gathering, processing and marketing revenues increased 38 percent to $197.0 million. Lower margins were realized in 1997 as compared to 1996.

     Equity in loss of affiliates represents Apache's share of ProEnergy losses. Equity in loss of affiliates was $1.6 million, $1.7 million and $.3 million in 1998, 1997 and 1996, respectively. Apache sold its 57 percent interest in ProEnergy in June 1998.

     Recurring DD&A expense increased marginally to $382.8 million in 1998 from $381.4 million in 1997. On an equivalent barrel basis, recurring full cost DD&A expense decreased $.11 per boe, from $5.77 per boe in 1997 to $5.66 per boe in 1998. The Company's recurring DD&A expense increased to $381.4 million in 1997 from $315.1 million in 1996. On an equivalent barrel basis, recurring full cost DD&A expense increased $.33 per boe, from $5.44 per boe in 1996 to $5.77 per boe in 1997. Reserve revisions due to price declines and an increased cost environment in North America negatively impacted the 1997 rates.

     Apache limits, on a country-by-country basis, the capitalized cost of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. As a result of low oil and gas prices at December 31, 1998, Apache's capitalized costs of U.S. oil and gas properties exceeded the ceiling limitation and the Company reported a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down. No additional DD&A was recorded during 1997 or 1996. If oil and gas prices deteriorate from the Company's year-end realized prices, it is likely that additional write-downs will occur in 1999. Write-downs required by these rules do not impact cash flow from operating activities.

     Apache's operating costs decreased nine percent in 1998 to $211.6 million from $231.4 million in 1997. Lease operating expense (LOE), excluding severance taxes, decreased from $190.8 million in 1997 to $182.9 million in 1998. On an equivalent barrel basis, LOE for 1998 averaged $2.88 per boe, a $.19 decline from $3.07 per boe in 1997. Domestic per unit costs were significantly reduced by the sale of marginal North American properties, and by lower Western and Gulf region repairs and maintenance costs. Operating costs increased three percent to $231.4 million in 1997 from $225.5 million in 1996. LOE, excluding severance taxes, increased from $186.4 million in 1996 to $190.8 million in 1997. LOE increased as a result of Egyptian oil production enhancements and North American gas production gains. On an equivalent barrel basis, LOE for 1997 averaged $3.07 per boe, a $.36 decline from $3.43 per boe in 1996.

     Administrative, selling and other costs (G&A) increased $2.5 million, or seven percent from 1997 to 1998. On an equivalent barrel basis, G&A expense increased to $.64 per boe in 1998 compared to $.62 per boe in 1997. The increase in G&A expense was primarily the result of employee separation payments associated with the sale of marginal North American properties. G&A expense increased $2.3 million, or six percent, from 1996 to 1997. A new bonus plan initiated in 1997, under which Apache provided incentive compensation to all employees based on the achievement of targeted performance, was the primary reason for the increase. On an equivalent barrel basis, G&A expense declined from $.66 per boe in 1996 to $.62 per boe in 1997. Production increases were not met with rising administrative costs.

     Net financing costs for 1998 decreased $1.8 million, or two percent, from 1997 primarily due to higher capitalized interest. Gross interest expense increased $14.6 million due to a slightly higher interest rate on average outstanding debt in 1998 compared to 1997 and higher imputed interest on advances from gas purchasers. This was offset by an increase in capitalized interest, interest income and lower amortization of deferred loan costs. The Company's weighted average interest rate on outstanding debt was approximately
7.2 percent at December 31, 1998 compared to 7.1 percent at December 31, 1997. The capitalized interest increase is associated with Egyptian pipeline projects under construction. The increase in interest income was due to a higher average cash balance during 1998. Net financing costs for 1997 increased $10.7 million, or 17 percent, over 1996. Gross interest expense increased by $15.3 million due to higher average aggregate debt outstanding at higher average interest rates, which resulted from the extension of Apache's debt maturities. In 1997, Apache wrote off $1.2 million in deferred loan costs related to the Company's election to cancel two secured credit facilities with the International Finance Corporation (IFC). Additional capitalized interest of $5.8 million in 1997 mitigated these increases. Capitalized interest associated with higher international unevaluated costs caused the increase in 1997.

MARKET RISK

  Commodity Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil price realizations ranged from a low of $9.42 per barrel to a high of $15.11 per barrel during 1998. Gas price realizations ranged from a monthly low of $1.73 per Mcf to a monthly high of $2.08 per Mcf during the same period.

     The Company periodically enters into hedging activities on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage its exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not hold or issue derivative instruments for trading purposes. In 1998, Apache recognized a net gain of $11.5 million from hedging activities that increased oil and gas production revenues. The net gain in 1998 includes $1.3 million in derivative income and $10.2 million in gains from fixed-price physical gas contracts. Gains or losses on natural gas derivative contracts are expected to be offset by sales at the spot market price or to preserve the margin on existing physical contracts. A 10 percent improvement in year-end spot market prices would increase the fair value of derivative contracts in effect at December 31, 1998 by $21.4 million, while a 10 percent drop in spot prices would decrease the fair value of these instruments by $21.4 million.

  Interest Rate Risk

     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on over three-fourths of the Company's debt. Total debt at December 31, 1998, included about $337.3 million of floating-rate debt. As a result, Apache's annual interest costs in 1999 will fluctuate based on short-term interest rates on approximately 25 percent of its total debt outstanding at December 31, 1998. The impact on annual cash flow of a 10 percent change in the floating rate (approximately 57 basis points) would be $1.9 million.

  Foreign Currency Risk

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Australian gas production is sold under fixed-price Australian dollar contracts and over half the costs incurred are paid in Australian dollars. Revenue and disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the exchange rate on the transaction date. Reported cash flow relating to Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. Substantially all of the Company's international transactions, outside of Canada and Australia, are denominated in U.S. dollars.

     The Company's Canadian and Australian subsidiaries have net financial obligations that are denominated in a currency other than the functional reporting currency of the subsidiaries. A decrease in value of 10 percent in the Australian and Canadian dollars relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency loss of approximately $.4 million, based on December 31, 1998 amounts. The Company considers its current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 1998.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

  Capital Commitments

     Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, payment of dividends, and capital obligations for affiliated ventures. The Company funds its exploration and development activities primarily through internally generated cash flows. Apache budgets capital expenditures based upon projected cash flows. The Company routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and cash flow. The Company cannot accurately predict future product prices.

     Capital Expenditures -- Apache's oil and gas capital expenditures over the last three years are summarized below:

                                                         1998       1997       1996
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Exploration and Development:
  United States......................................  $238,140   $375,015   $302,494
  Canada.............................................    71,467     57,669     58,768
  Egypt..............................................   124,657    152,564     63,597
  Australia..........................................    86,453     70,802     46,838
  Ivory Coast........................................    24,356      1,077      7,914
  Other International................................    45,626     28,293     14,084
                                                       --------   --------   --------
          Total......................................  $590,699   $685,420   $493,695
                                                       ========   ========   ========
Acquisitions of Oil and Gas Properties...............  $ 58,402   $225,934   $446,205
                                                       ========   ========   ========

     Expenditures for exploration and development totaled $590.7 million in 1998 compared to $685.4 million in 1997. Apache's drilling program in 1998 added
105.6 MMboe of proved reserves (including revisions) and replaced 166 percent of production. In the United States, Apache completed 183 gross wells as producers out of 233 gross wells drilled during the year, compared with 261 gross producers out of 318 gross wells drilled in 1997. In Canada, Apache completed 47 gross wells as producers out of 66 gross wells drilled during the year, compared with 60 gross producers out of 81 gross wells drilled in 1997.

     Internationally, the Company completed 46 gross producers out of 84 gross wells drilled in 1998, compared to 41 gross producers out of 73 gross wells in 1997. Successful international wells drilled in 1998 included 38 in Egypt, seven in Australia and one in China.

     The total capital expenditures budget for 1999 is $270.0 million, including $122.8 million for North America. Estimated U.S. exploration and development expenditures for 1999 are $89.1 million, which includes $37.3 million in the Gulf region, $36.2 million in the Midcontinent region and $15.6 million in the Western region. Apache expects to spend $33.7 million in Canada in 1999. The Company expects its other international exploration and development expenditures in 1999, exclusive of facilities, to total approximately $109.9 million. Capital expenditures will be reviewed and possibly adjusted throughout the year in light of changing industry conditions.

     On November 13, 1998, the Company entered into agreements to acquire certain oil and gas interests and companies holding oil and gas interests in the Carnarvon Basin, Western Australia, from subsidiaries of Novus for approximately $55 million. The interests have proved reserves of approximately 5.8 MMboe and daily production of 2,400 barrels of oil equivalent. They are within the Apache-operated Harriet Joint Venture (which includes production, processing and pipeline infrastructure associated with the Varanus Island hub), the Airlie Joint Venture (in which the Company held a prior interest and became operator) and three other exploration permit areas. The transaction closed in two stages, on December 18, 1998 for approximately $49 million and on January 29, 1999 for approximately $6 million. Under the terms of an agreement with Novus, the Company may be required to make additional payments to Novus based on proved and probable recoverable oil and condensate reserves, as determined by independent engineers, on a defined geological structure in the Gipsy-Rose-Lee area, offshore Western Australia. If required, such payments would be calculated using $2.50 for each barrel of proved and $1.25 for each barrel of probable oil and condensate reserves. A payment becomes due if and when a decision is made to construct facilities for the production of oil or condensate from the designated area.

     In 1998, the Company also completed tactical regional acquisitions for cash consideration totaling $19.4 million. These acquisitions added approximately 9.1 MMboe to the Company's reserves.

     On November 20, 1997, the Company acquired, in the Ampolex Group Transaction, all the capital stock of three companies owning interests in certain oil and gas properties (including 31.9 MMboe of proved oil and natural gas reserves) and production facilities offshore Western Australia for approximately $300 million pursuant to three agreements with subsidiaries of Mobil. Funds for the Ampolex Group Transaction were obtained principally from borrowings under the Company's global credit facility.

     The Ampolex Group Transaction acquisition, net of the sale of certain properties to Hardy, increased the Company's interest to 47.5 percent from 22.5 percent in the Carnarvon Basin's Harriet area, which included the Varanus Island pipeline, processing and production complex and eight existing oil and gas fields. In addition, the Company's interest in the East Spar field, which produces through the Varanus Island facilities, increased to 45 percent from 20 percent. Apache operates both the Harriet and East Spar properties.

     In conjunction with the closing of the Ampolex Group Transaction on December 9, 1997, the Company entered into an agreement under which Hardy agreed to purchase a 10 percent interest in the Company's East Spar gas field and related production facilities in Western Australia. The transaction closed on January 28, 1998 with a total sales price of approximately $63 million in cash.

     In 1997, the Company also completed 45 tactical regional acquisitions for cash consideration totaling $33.6 million. These acquisitions added approximately 6.6 MMboe to the Company's proved reserves.

     Expenditures for acquisitions of proved oil and gas properties during 1996 totaled $446.2 million. The Company added 52 MMboe of proved oil and gas reserves through purchases in 1996. The most significant transaction completed in 1996 was the merger with Phoenix. Apache acquired oil and gas properties totaling $331.2 million from Phoenix. Apache also acquired $115.0 million of other oil and gas properties located primarily in the Company's existing focus areas. This amount included the purchase of certain oil and gas properties from Hall-Houston Oil Company for $46 million in cash. Funds for the acquisitions were obtained principally from borrowings under the Company's revolving bank credit facility.

     Debt and Interest Commitments -- At December 31, 1998, Apache had outstanding debt of $153.0 million under its global credit facility and an aggregate of $1.2 billion of other debt. This other debt included notes and debentures maturing in the years 2000 through 2096. Debt outstanding at December 31, 1998 of $1.4 billion was comparable to the $1.5 billion outstanding at December 31, 1997. The Company's debt-to-capitalization ratio improved from 46.8 percent at December 31, 1997 to 43.0 percent at December 31, 1998. Interest payments on the Company's debt for 1999 are projected to be $129.0 million (using weighted average balances for floating rate obligations). Scheduled principal payments for 1999 total $15.5 million.

     Dividend Payments -- Apache paid $1.0 million in dividends during 1998 on its Series B Preferred Stock issued in August 1998. Common dividends paid during 1998 totaled $27.2 million, up 8 percent from 1997, due to the increased number of common shares outstanding. The Company has paid cash dividends on its common stock for 128 consecutive quarters through December 31, 1998, and expects to continue payment of dividends at current levels. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors.

  Capital Resources and Liquidity

     The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets.

     Net Cash Provided by Operating Activities -- Apache's net cash provided by operating activities during 1998 totaled $471.5 million, a decrease of 35 percent from the $723.8 million provided in 1997. This decrease was due primarily to lower oil and gas prices and lower gas production in 1998, offset by the receipt of $71.8 million from a purchaser as an advance. The advance was for future natural gas deliveries over a ten-year period commencing August 1998. Net cash provided by operating activities in 1997 rose $233.3 million from 1996 primarily due to higher product prices. The receipt of $115.2 million from a purchaser as an advance also impacted 1997 net cash provided by operating activities. This advance was for future natural gas deliveries of 20,000 MMBtu per day over a ten-year period commencing September 1997.

     Long-Term Borrowings -- In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity. Net proceeds from the sale were used to reduce existing short-term obligations and for general corporate purposes.

     In March 1999, Apache Finance Pty Ltd, the Company's Australian finance subsidiary, issued $100 million principal amount, $99.3 million net of discount, of senior unsecured 7.0-percent notes due March 15, 2009. The notes are irrevocably and unconditionally guaranteed by Apache. The Company has the right to redeem the notes prior to maturity, under certain conditions related to changes in relevant tax laws.

     Stock Transactions -- In January 1998, approximately 90 percent, or $155.6 million, of the Company's 6-percent debentures were converted into 5.1 million shares of Apache common stock at a conversion price of $30.68 per share. The remaining $16.9 million principal amount was redeemed for $17.4 million in cash, plus accrued and unpaid interest. The Company recorded a $.8 million loss on the early extinguishment of debt in January 1998.

     Preferred Stock Issuance -- In August 1998, Apache issued $100 million of Series B Preferred Stock. The net proceeds of approximately $98.4 million were used to repay debt outstanding under money market lines of credit and to reduce outstanding borrowings under the Canadian portion of the Company's global credit facility. The Series B Preferred Stock has no stated maturity, is not subject to a sinking fund and is not convertible into Apache common stock or any other securities of the Company. Apache has the option to redeem the Series B Preferred Stock at $1,000 per share on or after August 25, 2008.

     Asset Sales -- Apache received $131.1 million in 1998 and $30.1 million in 1997 from the sale of non-strategic oil and gas properties in a number of separate transactions. An additional $63 million was received in 1998 for a 10 percent interest in Apache's East Spar field and related production facilities. These assets were reported as assets held for resale at December 31, 1997. The proceeds were used to reduce debt.

     Liquidity -- The Company had $14.5 million in cash and cash equivalents on hand at December 31, 1998, up from $9.7 million at December 31, 1997. Apache's ratio of current assets to current liabilities decreased from 1.01:1 at December 31, 1997, to .74:1 at December 31, 1998.

     Management believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of December 31, 1998, Apache's available borrowing capacity under its global credit facility was $788 million.

IMPACT OF THE YEAR 2000 ISSUE

     The inability of some computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000 (the Year 2000 issue) poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. Apache has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk associated with hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on external trading partners. The project phases, expected completion dates and percentage complete as of March 1999 are as follows:

                                                                              PERCENT
PHASE                                                       COMPLETION DATE   COMPLETE
-----                                                       ---------------   --------
Organization..............................................       July 1998      100%
Assessment................................................   November 1998      100%
  Desktop Computers
  Network Hardware
  Software
  Embedded Systems
  External Trading Partners
  Building/Infrastructure Systems
  Telecommunications Systems
Implementation/Replacement................................  September 1999       75%
  Computer Hardware
  Core Business Software
  Desktop Software
  Embedded Systems
  Building Systems
Contact External Trading Partners.........................      March 1999      100%
Contingency Planning......................................      April 1999       70%

     To date, the Company is not aware of any significant Year 2000 issues that would cause problems in the area of safety, environmental or business interruption. The Company will assess the risks associated with hardware, software, infrastructure, embedded chips and external trading partners that are not Year 2000 compliant. While Apache is confident that Year 2000 remediation efforts will succeed in minimizing exposure to business disruption, plans are being developed that will allow continuation of business in all but the worst case scenarios. All remediation and replacement efforts and contingency planning are expected to be complete by September 1999. All critical external trading partners have been contacted to determine Year 2000 readiness and contingency plans will be developed where assurance of Year 2000 compliance is not received by March 31, 1999.

     In 1997, the Company initiated a project to replace existing business software as it relates to Apache's production, land, marketing, accounting and financial systems to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Company from SAP America, Inc., PricewaterhouseCoopers LLP, Innovative Business Solutions and Landmark Graphics will properly recognize dates beyond December 31, 1999. The Company plans to implement the replacement software by March 31, 1999. The business system replacement project is 90 percent complete and the Company believes that the March 31, 1999 deadline is attainable.

     The Company expects the cost to achieve Year 2000 compliance will not exceed $4 million excluding the cost of implementing business replacement systems.

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

FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings by continuing to explore on and develop its inventory of existing projects and making carefully targeted acquisitions of new assets. Crude oil prices have fallen to the lowest level in over a decade. Drilling costs and acquisition prices have also declined. As one of few companies to have reduced debt in 1998, Apache is well positioned to execute the second phase of its long-term strategy, which is to complete a meaningful acquisition in 1999 that builds shareholder value. Accordingly, Apache's 1999 plans include:

          1. Controlling G&A and LOE expense;

          2. Curtailing drilling costs; and

          3. Pursuing opportunities to acquire properties.

     Although no specific opportunity has as yet been identified as likely, the Company believes that the number of quality acquisition, merger and joint venture opportunities has increased dramatically.

     Apache's international properties should continue to grow in importance with respect to Apache's financial results and future growth prospects. Apache's international efforts remain focused on development of its discoveries in Egypt, offshore Western Australia, China and the Ivory Coast, and exploration efforts on the Company's concessions in Egypt and in Poland. While international exploration is recognized as higher risk than Apache's North American activities, the Company believes it offers potential for greater rewards and significant reserve additions. Apache also believes that reserve additions in these international areas may be made through higher risk exploration and through improved production practices and recovery techniques.

     Under the full cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company recorded a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down of the carrying value of the Company's U.S. proved oil and gas properties as of December 31, 1998, due to these ceiling test limitations. If oil and gas prices deteriorate from the Company's year-end realized prices, it is likely that additional write-downs will occur in 1999. Write-downs required by these rules do not impact cash flow from operating activities.

FORWARD-LOOKING STATEMENTS AND RISK

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Company's control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although Apache makes use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices, or a prolonged continuation of the current low price of crude oil, may substantially adversely affect the Company's financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-35 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Voting Securities and Principal Holders" in the proxy statement relating to the Company's 1999 annual meeting of stockholders (the Proxy Statement) is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

        1. Financial Statements

           Report of independent public accountants....................   F-1
           Report of management........................................   F-2
           Statement of consolidated operations for each of the three
             years in the period ended December 31, 1998...............   F-3
           Statement of consolidated cash flows for each of the three
             years in the period ended December 31, 1998...............   F-4
           Consolidated balance sheet as of December 31, 1998 and
             1997......................................................   F-5
           Statement of consolidated shareholders' equity for each of
             the three years in the period ended December 31, 1998.....   F-6
           Notes to consolidated financial statements..................   F-7
           Supplemental oil and gas disclosures........................  F-29
           Supplemental quarterly financial data.......................  F-35

        2. Financial Statement Schedules

          Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

        3. Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           2.1           -- Stock Purchase Agreement, dated July 1, 1991, between
                            Registrant and Amoco Production Company (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated July 1, 1991, SEC File No. 1-4300).
           2.2           -- Form of Acquisition Agreement between Registrant, HERC
                            Acquisition Corporation and Hadson Energy Resources
                            Corporation, dated August 26, 1993, and amended September
                            28, 1993 (incorporated by reference to Exhibit 2.1 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-67954, filed September 29, 1993).
           2.3           -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc., as seller, and
                            Registrant, as buyer, dated December 22, 1994
                            (incorporated by reference to Exhibit 99.3 to
                            Registrant's Current Report on Form 8-K, dated November
                            29, 1994, SEC File No. 1-4300).
           2.4           -- Amended and Restated Agreement and Plan of Merger among
                            Registrant, XPX Acquisitions, Inc and DEKALB Energy
                            Company, dated December 21, 1994 (incorporated by
                            reference to Exhibit 2.1 to Amendment No. 3 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-57321, filed April 14, 1995).
           2.5           -- Agreement and Plan of Merger among Registrant, YPY
                            Acquisitions, Inc. and The Phoenix Resource Companies,
                            Inc., dated March 27, 1996 (incorporated by reference to
                            Exhibit 2.1 to Registrant's Registration Statement on
                            Form S-4, Registration No. 333-02305, filed April 5,
                            1996).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           3.1           -- Restated Certificate of Incorporation of Registrant,
                            dated December 1, 1993, as filed with the Secretary of
                            State of Delaware on December 16, 1993 (incorporated by
                            reference to Exhibit 3.1 to Registrant's Annual Report on
                            Form 10-K for year ended December 31, 1993, SEC File No.
                            1-4300).
           3.2           -- Certificate of Ownership and Merger Merging Apache Energy
                            Resources Corporation into Registrant, effective December
                            31, 1995, as filed with the Secretary of State of
                            Delaware on December 21, 1995 (incorporated by reference
                            to Exhibit 3.2 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1995, SEC File No. 1-4300).
           3.3           -- Certificate of Designations, Preferences and Rights of
                            Series A Junior Participating Preferred Stock of
                            Registrant, effective January 31, 1996, as filed with the
                            Secretary of State of Delaware on January 22, 1996
                            (incorporated by reference to Exhibit 3.3 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          *3.4           -- Certificate of Ownership and Merger merging Apache PHN
                            Company, Inc. into Registrant, effective July 1, 1998, as
                            filed with the Secretary of State of Delaware on July 1,
                            1998.
          *3.5           -- Agreement and Plan of Merger merging MWJR Petroleum
                            Corporation into Registrant, effective September 1, 1998,
                            as filed with the Secretary of State of Delaware on
                            August 19, 1998.
          *3.6           -- Certificate of Ownership and Merger merging MW Petroleum
                            Corporation into Registrant, effective September 1, 1998,
                            as filed with the Secretary of State of Delaware on
                            August 19, 1998.
          *3.7           -- Certificate of Designations, Preferences and Rights of
                            5.68% Cumulative Preferred Stock, Series B, of
                            Registrant, as filed with the Secretary of State of
                            Delaware on August 21, 1998.
          *3.8           -- Certificate of Correction to Certificate of Designations,
                            Preferences and Rights of 5.68% Cumulative Preferred
                            Stock, Series B, of Registrant, as filed with the
                            Secretary of State of Delaware on August 24, 1998.
           3.9           -- Bylaws of Registrant, as amended September 17, 1998
                            (incorporated by reference to Exhibit 3.2 to Registrant's
                            Quarterly Report on Form 10-Q for quarter ended September
                            30, 1998, SEC File No. 1-4300).
           4.1           -- Form of Certificate for Registrant's Common Stock
                            (incorporated by reference to Exhibit 4.1 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
           4.2           -- Form of Certificate for Registrant's 5.68% Cumulative
                            Preferred Stock, Series B (incorporated by reference to
                            Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to
                            Registrant's Current Report on Form 8-K, dated August 18,
                            1998, SEC File No. 1-4300).
           4.3           -- Rights Agreement, dated January 31, 1996, between
                            Registrant and Norwest Bank Minnesota, N.A., rights
                            agent, relating to the declaration of a rights dividend
                            to Registrant's common shareholders of record on January
                            31, 1996 (incorporated by reference to Exhibit (a) to
                            Registrant's Registration Statement on Form 8-A, dated
                            January 24, 1996, SEC File No. 1-4300).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.1           -- Credit Agreement, dated June 12, 1997, among the
                            Registrant, the lenders named therein, Morgan Guaranty
                            Trust Company, as Global Documentation Agent and U.S.
                            Syndication Agent, The First National Bank of Chicago, as
                            U.S. Documentation Agent, NationsBank of Texas, N.A., as
                            Co-Agent, Union Bank of Switzerland, Houston Agency, as
                            Co-Agent, and The Chase Manhattan Bank, as Global
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                            dated June 13, 1997, SEC File No. 1-4300).
          10.2           -- Credit Agreement, dated June 12, 1997, among Apache
                            Canada Ltd., a wholly-owned subsidiary of the Registrant,
                            the lenders named therein, Morgan Guaranty Trust Company,
                            as Global Documentation Agent, Royal Bank of Canada, as
                            Canadian Documentation Agent, The Chase Manhattan Bank of
                            Canada, as Canadian Syndication Agent, Bank of Montreal,
                            as Canadian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.2 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
          10.3           -- Credit Agreement, dated June 12, 1997, among Apache
                            Energy Limited and Apache Oil Australia Pty Limited,
                            wholly-owned subsidiaries of the Registrant, the lenders
                            named therein, Morgan Guaranty Trust Company, as Global
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, Sydney Branch, as Australian
                            Documentation Agent, The Chase Manhattan Bank, as
                            Australian Syndication Agent, Citisecurities Limited, as
                            Australian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.3 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
          10.4           -- Fiscal Agency Agreement, dated January 4, 1995, between
                            Registrant and Chemical Bank, as fiscal agent, relating
                            to Registrant's 6% Convertible Subordinated Debentures
                            due 2002 (incorporated by reference to Exhibit 99.2 to
                            Registrant's Current Report on Form 8-K, dated December
                            6, 1994, SEC File No. 1-4300).
          10.5           -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Khalda Area in Western Desert of
                            Egypt by and among Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation and Phoenix Resources
                            Company of Egypt, dated April 6, 1981 (incorporated by
                            reference to Exhibit 19(g) to Phoenix's Annual Report on
                            Form 10-K for year ended December 31, 1984, SEC File No.
                            1-547).
          10.6           -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt by and among Arab
                            Republic of Egypt, the Egyptian General Petroleum
                            Corporation and Phoenix Resources Company of Egypt
                            (incorporated by reference to Exhibit 10(d)(4) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
          10.7           -- Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix
                            Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10.1 to
                            Phoenix's Registration Statement on Form S-1,
                            Registration No. 33-1069, filed October 23, 1985).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.8           -- Amendment, dated March 30, 1989, to Farmout Agreement
                            relating to the Khalda Area Concession, by and between
                            Phoenix Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10(d)(5) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
          10.9           -- Amendment, dated May 21, 1995, to Concession Agreement
                            for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt between Arab Republic of
                            Egypt, the Egyptian General Petroleum Corporation, Repsol
                            Exploracion Egipto S.A., Phoenix Resources Company of
                            Egypt and Samsung Corporation (incorporated by reference
                            to exhibit 10.12 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1997, SEC File No.
                            1-4300).
          10.10          -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area in Western Desert of
                            Egypt, between Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation, Phoenix Resources Company
                            of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993
                            (incorporated by reference to Exhibit 10(b) to Phoenix's
                            Annual Report on Form 10-K for year ended December 31,
                            1993, SEC File No. 1-547).
          10.11          -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area, effective June 16, 1994
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
         +10.12          -- 1982 Employee Stock Option Plan, as updated in January
                            1987 to conform to the Tax Reform Act of 1986
                            (incorporated by reference to Exhibit 10.7 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
        +*10.13          -- Apache Corporation Corporate Incentive Compensation Plan
                            A (Senior Officers' Plan), dated July 16, 1998.
        +*10.14          -- Apache Corporation Corporate Incentive Compensation Plan
                            B (Strategic Objectives Format), dated July 16, 1998.
         +10.15          -- Apache Corporation 401(k) Savings Plan, dated August 1,
                            1997, effective January 1, 1997 (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated August 8, 1997, SEC File No. 1-4300).
         +10.16          -- Apache Corporation Money Purchase Retirement Plan, dated
                            December 31, 1997, effective January 1, 1997
                            (incorporated by reference to Exhibit 10.19 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997, SEC File No. 1-4300).
        +*10.17          -- Non-Qualified Retirement/Savings Plan of Apache
                            Corporation, restated as of January 1, 1997, and
                            amendments effective as of January 1, 1997, January 1,
                            1998 and January 1, 1999.
         +10.18          -- Apache International, Inc. Common Stock Award Plan, dated
                            February 12, 1990 (incorporated by reference to Exhibit
                            10.13 to Registrant's Annual Report on Form 10-K for year
                            ended December 31, 1989, SEC File No. 1-4300).
        +*10.19          -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated December 17, 1998.
        +*10.20          -- Apache Corporation 1995 Stock Option Plan, as amended and restated December 17, 1998.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         +10.21          -- Apache Corporation 1996 share Price Appreciation Plan, as amended and restated January 14, 1997 (incorporated by
                            reference to Appendix A to Registrant's definitive 14A
                            Proxy Statement, SEC File No. 1-4300, filed March 28,
                            1997).
         +10.22          -- Apache Corporation 1996 Performance Stock Option Plan, as
                            amended and restated January 14, 1997 (incorporated by
                            reference to Exhibit 10.32 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1996, SEC File
                            No. 1-4300).
        +*10.23          -- Apache Corporation 1998 Stock Option Plan, as amended and restated December 17, 1998.
         +10.24          -- 1990 Employee Stock Option Plan of The Phoenix Resource
                            Companies, Inc., as amended through September 29, 1995,
                            effective April 9, 1990 (incorporated by reference to
                            Exhibit 10.33 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1996, SEC File No. 1-4300).
         +10.25          -- Apache Corporation Income Continuance Plan, as amended
                            and restated February 24, 1988 (incorporated by reference
                            to Exhibit 10.19 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1990, SEC File No.
                            1-4300).
        +*10.26          -- Apache Corporation Non-Employee Directors' Compensation
                            Plan, as amended and restated December 17, 1998.
         +10.27          -- Apache Corporation Outside Directors' Retirement Plan, as
                            amended and restated September 11, 1997 (incorporated by
                            reference to Exhibit 10.31 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1997, SEC File
                            No. 1-4300).
         +10.28          -- Apache Corporation Equity Compensation Plan for
                            Non-Employee Directors, adopted February 9, 1994, and
                            form of Restricted Stock Award Agreement (incorporated by
                            reference to Exhibit 10.26 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1993, SEC File
                            No. 1-4300).
         +10.29          -- Amended and Restated Employment Agreement, dated December
                            5, 1990, between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.39 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
         +10.30          -- First Amendment, dated April 4, 1996, to Restated
                            Employment Agreement between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.40 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
         +10.31          -- Amended and Restated Employment Agreement, dated December
                            20, 1990, between Registrant and John A. Kocur
                            (incorporated by reference to Exhibit 10.10 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
         +10.32          -- Employment Agreement, dated June 6, 1988, between
                            Registrant and G. Steven Farris (incorporated by
                            reference to Exhibit 10.6 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1989, SEC File
                            No. 1-4300).
        +*10.33          -- Conditional Stock Grant Agreement, dated December 17,
                            1998, between Registrant and G. Steven Farris.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.34          -- Amended and Restated Gas Purchase Agreement, effective
                            July 1, 1998, by and among Registrant and MW Petroleum
                            Corporation, as Seller, and Producers Energy Marketing,
                            LLC, as Buyer (incorporated by reference to Exhibit 10.1
                            to Registrant's Current Report on Form 8-K, dated June
                            18, 1998, SEC File No. 1-4300).
          12.1           -- Statement of Computation of Ratio of Earnings to Combined
                            Fixed Charges and Preferred Stock Dividends (incorporated
                            by reference to Exhibit 99.1 to Registrant's Current
                            Report on Form 8-K, dated March 2, 1999, SEC File No.
                            1-4300).
         *21.1           -- Subsidiaries of Registrant
         *23.1           -- Consent of Arthur Andersen LLP
         *23.2           -- Consent of Ryder Scott Company Petroleum Engineers
         *23.3           -- Consent of Netherland, Sewell & Associates, Inc.
         *24.1           -- Power of Attorney (included as a part of the signature
                            pages to this report)
         *27.1           -- Financial Data Schedule

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

     (b) Reports on Form 8-K

          There were no reports on Form 8-K filed by Apache during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APACHE CORPORATION

                                                    /s/ RAYMOND PLANK

                                            ------------------------------------
                                                       Raymond Plank
                                            Chairman and Chief Executive Officer
Dated: March 24, 1999

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

NAME                                                                 TITLE                        DATE
----                                                                 -----                        ----
                  /s/ RAYMOND PLANK                    Chairman and Chief Executive          March 24, 1999
-----------------------------------------------------    Officer (Principal Executive
                    Raymond Plank                        Officer)

                 /s/ ROGER B. PLANK                    Vice President and Chief Financial    March 24, 1999
-----------------------------------------------------    Officer (Principal Financial
                   Roger B. Plank                        Officer)

               /s/ THOMAS L. MITCHELL                  Vice President and Controller         March 24, 1999
-----------------------------------------------------    (Principal Accounting Officer)
                 Thomas L. Mitchell

NAME                                                                 TITLE                        DATE
----                                                                 -----                        ----
               /s/ FREDERICK M. BOHEN                  Director                              March 24, 1999
-----------------------------------------------------
                 Frederick M. Bohen

                /s/ G. STEVEN FARRIS                   Director                              March 24, 1999
-----------------------------------------------------
                  G. Steven Farris

               /s/ RANDOLPH M. FERLIC                  Director                              March 24, 1999
-----------------------------------------------------
                 Randolph M. Ferlic

               /s/ EUGENE C. FIEDOREK                  Director                              March 24, 1999
-----------------------------------------------------
                 Eugene C. Fiedorek

               /s/ A. D. FRAZIER, JR.                  Director                              March 24, 1999
-----------------------------------------------------
                 A. D. Frazier, Jr.

               /s/ STANLEY K. HATHAWAY                 Director                              March 24, 1999
-----------------------------------------------------
                 Stanley K. Hathaway

                  /s/ JOHN A. KOCUR                    Director                              March 24, 1999
-----------------------------------------------------
                    John A. Kocur

             /s/ GEORGE D. LAWRENCE JR.                Director                              March 24, 1999
-----------------------------------------------------
               George D. Lawrence Jr.

                 /s/ MARY RALPH LOWE                   Director                              March 24, 1999
-----------------------------------------------------
                   Mary Ralph Lowe

                  /s/ F. H. MERELLI                    Director                              March 24, 1999
-----------------------------------------------------
                    F. H. Merelli

                 /s/ JOSEPH A. RICE                    Director                              March 24, 1999
-----------------------------------------------------
                   Joseph A. Rice

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 5, 1999

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

Houston, Texas
March 5, 1999

                                            Raymond Plank
                                            Chairman of the Board
                                            and Chief Executive Officer

                                            Roger B. Plank
                                            Vice President and Chief Financial
                                            Officer

                                            Thomas L. Mitchell
                                            Vice President and Chief Accounting
                                            Officer

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  1998             1997            1996
                                                              -------------    -------------    -----------
                                                              (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

REVENUES:
  Oil and gas production revenues...........................   $  759,038       $  983,773       $833,164
  Gathering, processing and marketing revenues..............      117,395          196,951        142,868
  Equity in loss of affiliates..............................       (1,558)          (1,683)          (281)
  Other revenues............................................          840           (2,768)         1,400
                                                               ----------       ----------       --------
                                                                  875,715        1,176,273        977,151
                                                               ----------       ----------       --------
OPERATING EXPENSES:
  Depreciation, depletion and amortization:
     Recurring..............................................      382,807          381,416        315,144
     Additional.............................................      243,178               --             --
  Operating costs...........................................      211,554          231,370        225,527
  Gathering, processing and marketing costs.................      114,471          194,279        138,768
  Administrative, selling and other.........................       40,731           38,243         35,911
  Financing costs:
     Interest expense.......................................      119,703          105,148         89,829
     Amortization of deferred loan costs....................        4,496            6,438          5,118
     Capitalized interest...................................      (49,279)         (36,493)       (30,712)
     Interest income........................................       (4,383)          (2,768)        (2,629)
                                                               ----------       ----------       --------
                                                                1,063,278          917,633        776,956
                                                               ----------       ----------       --------
INCOME (LOSS) BEFORE INCOME TAXES...........................     (187,563)         258,640        200,195
  Provision (benefit) for income taxes......................      (58,176)         103,744         78,768
                                                               ----------       ----------       --------
NET INCOME (LOSS)...........................................     (129,387)         154,896        121,427
  Preferred stock dividends.................................        2,004               --             --
                                                               ----------       ----------       --------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK..................   $ (131,391)      $  154,896       $121,427
                                                               ==========       ==========       ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic.....................................................   $    (1.34)      $     1.71       $   1.42
                                                               ==========       ==========       ========
  Diluted...................................................   $    (1.34)      $     1.65       $   1.38
                                                               ==========       ==========       ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1997         1996
                                                              ---------   -----------   ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(129,387)  $   154,896   $ 121,427
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation, depletion and amortization.............    625,985       381,416     315,144
       Amortization of deferred loan costs..................      4,496         6,438       5,118
       Provision (benefit) for deferred income taxes........    (81,856)       68,280      61,336
  Cash distributions in excess of (less than) earnings of
     affiliates.............................................      1,523         1,768        (163)
  Loss (gain) on sale of stock held for investment..........        364           (13)       (770)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     (Increase) decrease in receivables.....................     65,487        12,556     (55,645)
     (Increase) decrease in advances to oil and gas ventures
      and other.............................................      3,879        (7,728)      5,737
     (Increase) decrease in deferred charges and other......     13,238           447      (3,321)
     Increase (decrease) in payables........................    (65,851)        1,920      35,998
     Increase (decrease) in accrued expenses................    (12,161)        9,579      (3,433)
     Increase (decrease) in advance from gas purchaser......     50,922       102,748      (8,540)
     Increase (decrease) in deferred credits and noncurrent
      liabilities...........................................     (5,128)       (8,499)     17,616
                                                              ---------   -----------   ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES.......    471,511       723,808     490,504
                                                              ---------   -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (699,509)     (771,419)   (642,021)
  Non-cash portion of net oil and gas property additions....     38,774         6,208      46,268
  Acquisition of Novus, net of cash acquired................    (48,499)           --          --
  Acquisition of Ampolex Group, net of cash acquired........         --      (299,852)         --
  Acquisition of Phoenix, net of cash acquired..............         --            --     (43,294)
  Proceeds from sales of oil and gas properties.............    131,149        30,134      30,144
  Purchase of stock held for investment.....................         --        (1,170)         --
  Proceeds from sale of stock held for investment...........     26,147         1,183       7,193
  Proceeds from sale of assets held for resale..............     62,998            --          --
  Other, net................................................    (23,180)      (31,309)    (16,517)
                                                              ---------   -----------   ---------
            NET CASH USED IN INVESTING ACTIVITIES...........   (512,120)   (1,066,225)   (618,227)
                                                              ---------   -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................    551,897     1,168,201     765,895
  Payments on long-term debt................................   (556,141)     (812,327)   (615,765)
  Dividends paid............................................    (28,204)      (25,275)    (23,420)
  Proceeds from issuance of preferred stock.................     98,630            --          --
  Proceeds from issuance of common stock....................      1,240        11,623       8,145
  Payments to acquire treasury stock........................    (21,418)         (386)     (1,698)
  Cost of debt and equity transactions......................       (544)       (2,894)     (5,906)
                                                              ---------   -----------   ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES.......     45,460       338,942     127,251
                                                              ---------   -----------   ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..........................................      4,851        (3,475)       (472)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      9,686        13,161      13,633
                                                              ---------   -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  14,537   $     9,686   $  13,161
                                                              =========   ===========   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                           ASSETS                                  (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    14,537   $     9,686
  Receivables...............................................      159,806       224,025
  Inventories...............................................       40,948        36,041
  Advances to oil and gas ventures and other................       11,679        15,579
  Assets held for resale....................................           --        62,998
                                                              -----------   -----------
                                                                  226,970       348,329
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
     Proved properties......................................    5,901,863     5,530,991
     Unproved properties and properties under development,
      not being amortized...................................      637,854       532,556
  Gas gathering, transmission and processing facilities.....      354,506       246,049
  Other.....................................................       88,422        71,067
                                                              -----------   -----------
                                                                6,982,645     6,380,663
  Less: Accumulated depreciation, depletion and
     amortization...........................................   (3,255,104)   (2,647,478)
                                                              -----------   -----------
                                                                3,727,541     3,733,185
                                                              -----------   -----------
OTHER ASSETS:
  Deferred charges and other................................       41,551        57,119
                                                              -----------   -----------
                                                              $ 3,996,062   $ 4,138,633
                                                              ===========   ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    15,500   $    17,200
  Accounts payable..........................................      115,111       178,361
  Accrued operating expense.................................       18,990        20,153
  Accrued exploration and development.......................      120,855        82,392
  Accrued compensation and benefits.........................       10,692        17,600
  Accrued interest..........................................       19,054        20,598
  Other accrued expenses....................................        5,572         7,479
                                                              -----------   -----------
                                                                  305,774       343,783
                                                              -----------   -----------
LONG-TERM DEBT..............................................    1,343,258     1,501,380
                                                              -----------   -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................      270,493       355,619
  Advances from gas purchaser...............................      205,468       154,546
  Other.....................................................       69,236        54,128
                                                              -----------   -----------
                                                                  545,197       564,293
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
     authorized, 100,000 shares of 5.68% Cumulative Series B
     issued and outstanding in 1998.........................       98,387            --
  Common stock, $1.25 par, 215,000,000 shares authorized,
     99,790,337 and 94,478,788 shares issued,
     respectively...........................................      124,738       118,098
  Paid-in capital...........................................    1,245,738     1,085,063
  Retained earnings.........................................      403,098       561,981
  Treasury stock, at cost, 2,021,215 and 1,174,247 shares,
     respectively...........................................      (36,924)      (15,506)
  Accumulated other comprehensive income....................      (33,204)      (20,459)
                                                              -----------   -----------
                                                                1,801,833     1,729,177
                                                              -----------   -----------
                                                              $ 3,996,062   $ 4,138,633
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                                                                      OTHER           TOTAL
                             COMPREHENSIVE  PREFERRED   COMMON    PAID-IN    RETAINED   TREASURY  COMPREHENSIVE   SHAREHOLDERS
                                INCOME        STOCK     STOCK     CAPITAL    EARNINGS    STOCK       INCOME          EQUITY
                             -------------  ---------  --------  ----------  ---------  --------  -------------   ------------
                                                                       (IN THOUSANDS)

BALANCE, DECEMBER 31, 1995..                $    --   $ 98,124  $  687,465  $ 335,470  $(13,478)   $(15,776)      $1,091,805
  Comprehensive income:
    Net income..............   $ 121,427         --         --          --    121,427        --          --          121,427
    Currency translation
      adjustments...........         286         --         --          --         --        --         286              286
                               ---------
  Comprehensive income......   $ 121,713
                               =========
  Dividends ($.28 per
    common share)...........                     --         --          --    (24,309)       --          --          (24,309)
  Common shares issued......                     --     15,906     315,075         --        --          --          330,981
  Treasury shares
    purchased, net..........                     --         --          --         --    (1,674)         --           (1,674)
                                            -------   --------  ----------  ---------  --------    --------       ----------
BALANCE, DECEMBER 31, 1996..                     --    114,030   1,002,540    432,588   (15,152)    (15,490)       1,518,516
  Comprehensive income:
    Net income..............   $ 154,896         --         --          --    154,896        --          --          154,896
    Currency translation
      adjustments...........      (4,969)        --         --          --         --        --      (4,969)          (4,969)
                               ---------
  Comprehensive income......   $ 149,927
                               =========
  Dividends ($.28 per
    common share)...........                     --         --          --    (25,503)       --          --          (25,503)
  Common shares issued......                     --      4,068      82,523         --        --          --           86,591
  Treasury shares
    purchased, net..........                     --         --          --         --      (354)         --             (354)
                                            -------   --------  ----------  ---------  --------   ---------       ----------
BALANCE, DECEMBER 31, 1997..                     --    118,098   1,085,063    561,981   (15,506)    (20,459)       1,729,177
  Comprehensive income:
    Net loss................   $(129,387)        --         --          --   (129,387)       --          --         (129,387)
    Currency translation
      adjustments...........     (12,745)        --         --          --         --        --     (12,745)         (12,745)
                               ---------
  Comprehensive loss........   $(142,132)
                               =========
  Dividends:
    Preferred...............                     --         --          --     (2,004)       --          --           (2,004)
    Common ($.28 per share).                     --         --          --    (27,492)       --          --          (27,492)
  Preferred shares issued...                 98,387         --          --         --        --          --           98,387
  Common shares issued......                     --      6,640     160,675         --        --          --          167,315
  Treasury shares
    purchased, net..........                     --         --          --         --   (21,418)         --          (21,418)
                                            -------   --------  ----------  ---------  --------   ---------       ----------
BALANCE, DECEMBER 31, 1998..                $98,387   $124,738  $1,245,738  $ 403,098  $(36,924)   $(33,204)      $1,801,833
                                            =======   ========  ==========  =========  ========   =========       ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into three U.S. operating regions (Gulf, Midcontinent and Western), plus a Canadian region. Approximately 62 percent of the Company's proved reserves are located in North America. Internationally, Apache has exploration and production interests in Egypt, offshore Western Australia and offshore Ivory Coast, and exploration interests in Poland and offshore The People's Republic of China (China).

     The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves. A substantial portion of the Company's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 56 percent of Apache's 1998 production on an energy equivalent basis, the Company is affected more by fluctuations in natural gas prices than in oil prices.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company's interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated. Apache's investment in Producers Energy Marketing LLC (ProEnergy) and a pipeline partnership in Western Australia are accounted for using the equity method for the periods of ownership. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the classifications used in the current year.

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

     Property and Equipment -- The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Exclusive of field-level costs, Apache capitalized $12.2 million, $11.9 million and $12.1 million of internal costs in 1998, 1997 and 1996, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Internal costs attributable to the management of the Company's producing properties, before recoveries from industry partners, totaled $23.1 million, $22.5 million and $17.0 million in 1998, 1997, and 1996, respectively, and are included in operating costs in the Company's statement of consolidated operations. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's reserve quantities are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains and losses are not recognized.

     Apache computes the provision for recurring depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized interest costs are excluded

                      APACHE CORPORATION AND SUBSIDIARIES
from the amortization base until the properties associated with these costs are evaluated. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. These future costs are generally estimated by engineers employed by Apache.

     Apache limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has not indicated an intention to repeal this legislation.

     As a result of low oil and gas prices at December 31, 1998, Apache's capitalized costs of U.S. oil and gas properties exceeded the ceiling limitation and the Company reported a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down. The write-down is reflected as additional DD&A expense in the accompanying statement of consolidated operations.

     The costs of certain unevaluated leasehold acreage and wells being drilled are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those international operations where a reserve base is not yet established.

     Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from two to 15 years. Accumulated depreciation for these assets totaled $70.0 million and $51.8 million at December 31, 1998 and 1997, respectively.

     Accounts Payable -- Included in accounts payable at December 31, 1998 and 1997, are liabilities of approximately $24.0 million and $36.3 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.

     Revenue Recognition -- Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. Differences between volumes sold and entitled volumes create gas imbalances which are generally reflected as adjustments to reported proved gas reserves and future cash flows in the Company's supplemental oil and gas disclosures. Adjustments for gas imbalances totaled approximately one percent of Apache's proved gas reserves at December 31, 1998. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.

     Derivative Instruments and Hedging Activities -- Apache periodically enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivatives contracts using the hedge (or deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on commodity derivatives contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual

                      APACHE CORPORATION AND SUBSIDIARIES
oil and gas prices, a gain or loss is recognized currently to the extent the commodity derivatives contract has not offset changes in actual oil and gas prices.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of consolidated operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is required to be adopted on January 1, 2000, although earlier adoption is permitted. The Company is analyzing the effects of SFAS No. 133, but has not yet quantified the impact on its financial statements or determined the timing or method of adoption. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial condition or results of operations.

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

     Foreign Currency Translation -- The U.S. dollar is considered the functional currency for each of the Company's international operations, except for its Canadian subsidiary whose functional currency is the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiary's foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in other comprehensive income. For other international operations, transaction gains or losses are recognized in net income.

     Net Income (Loss) Per Common Share -- Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings per Share." Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would have been antidilutive. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 7.

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

     Comprehensive Income -- In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report the components of comprehensive income in a financial statement with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which is comprised of net income (loss) and foreign currency translation adjustments, in the accompanying statement of consolidated shareholders' equity. This information is shown for all periods presented.

                      APACHE CORPORATION AND SUBSIDIARIES

     Segment Information -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established standards for the way that enterprises report information about operating segments and related information. The Company adopted the disclosure requirements of SFAS No. 131 at year-end 1998 and restated prior-year comparative information.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see supplemental oil and gas disclosures).

2. ACQUISITIONS AND DIVESTITURES

  Acquisitions

     On November 13, 1998, the Company entered into agreements to acquire certain oil and gas interests and companies holding oil and gas interests in the Carnarvon Basin, offshore Western Australia, from subsidiaries of Novus Petroleum Limited (Novus) for approximately $55 million. The interests have estimated proved reserves of approximately 5.8 MMboe and daily production of 2,400 barrels of oil equivalent. They are within the Apache-operated Harriet Joint Venture (which includes production, processing and pipeline infrastructure associated with the Varanus Island hub), the Airlie Joint Venture (in which the Company held a prior interest and became operator) and three other exploration permit areas. The transaction closed in two stages, on December 18, 1998 (approximately $49 million) and on January 29, 1999 (approximately $6 million). Under the terms of an agreement with Novus, the Company may be required to make additional payments to Novus based on proved and probable recoverable oil and condensate reserves, as determined by independent engineers, on a defined geological structure in the Gipsy-Rose-Lee area, offshore Western Australia. If required, such payments would be calculated using $2.50 for each barrel of proved and $1.25 for each barrel of probable oil and condensate reserves. A payment becomes due if and when a decision is made to construct facilities for the production of oil or condensate from the designated area.

     The purchase price for the portion of the transaction completed in 1998 was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows:

                                                              (IN THOUSANDS)
Value of properties acquired, including gathering and
  transportation facilities.................................     $55,223
Working capital acquired, net...............................       2,658
Deferred income tax liability...............................      (9,382)
                                                                 -------
Cash paid, net of cash acquired.............................     $48,499
                                                                 =======

     In 1998, the Company also completed tactical regional acquisitions for cash consideration totaling $19.4 million. These acquisitions added approximately 9.1 MMboe to the Company's proved reserves.

     In November 1997, the Company acquired all the capital stock of three companies owning interests in certain oil and gas properties (including 31.9 MMboe of proved oil and natural gas reserves) and production facilities offshore Western Australia for approximately $300 million from subsidiaries of Mobil Exploration & Producing Australia Pty Ltd (Ampolex Group Transaction). The Ampolex Group Transaction, net of the subsequent sale of certain properties to Hardy Petroleum Limited (Hardy), increased the Company's interest to 47.5 percent from 22.5 percent in the Carnarvon Basin's Harriet area, which includes the Varanus Island

                      APACHE CORPORATION AND SUBSIDIARIES
pipeline, processing and production complex and eight existing oil and gas fields. The transaction also increased the Company's interest in the East Spar field, which produces through the Varanus Island facilities, to 45 percent from 20 percent. Apache operates the Harriet and East Spar properties.

     The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows:

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
                                                                 ========

     In conjunction with the closing of the Ampolex Group Transaction, the Company entered into an agreement with Hardy on December 9, 1997, under which Hardy agreed to purchase a 10 percent interest in the Company's East Spar field and related production facilities. The transaction closed on January 28, 1998, with a total sales price of approximately $63 million in cash. The assets sold to Hardy were reported as assets held for resale in the accompanying consolidated balance sheet at December 31, 1997.

     In 1997, the Company also completed tactical regional acquisitions for cash consideration totaling $33.6 million. These acquisitions added approximately 6.6 MMboe to the Company's proved reserves.

     In May 1996, Apache acquired, for approximately $396.3 million, The Phoenix Resource Companies, Inc. (Phoenix, now known as Apache PHN Company, Inc.), an oil and gas company operating primarily in the Arab Republic of Egypt, through a merger (Phoenix Merger) which resulted in Phoenix becoming a wholly owned subsidiary of Apache. Pursuant to the Merger Agreement, shares of Phoenix common stock then outstanding and outstanding Phoenix stock options (which were assumed by Apache) were converted into the right to receive (a) .75 shares of Apache common stock with any fractional shares paid in cash, without interest, and (b) $4.00 in cash. As a result, 12.2 million shares of Apache common stock, valued at $26 per share, were issued and approximately $65 million was paid to former Phoenix shareholders.

     In 1996, the Company also completed tactical regional acquisitions for cash consideration totaling $115.0 million. These acquisitions added approximately
18.9 MMboe to the Company's proved reserves.

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

                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 1996
                                                              -------------------------
                                                              AS REPORTED    PRO FORMA
                                                              ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER
(UNAUDITED)                                                      COMMON SHARE DATA)
Revenues....................................................    $977,151      $992,077
Net income..................................................     121,427       125,040
Net income per common share:
  Basic.....................................................    $   1.42      $   1.39
  Diluted...................................................        1.38          1.36

                      APACHE CORPORATION AND SUBSIDIARIES

     On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of approximately $66.7 million. The Petsec transaction included estimated proved reserves of approximately 10.4 MMboe on the effective date.

  Divestitures

     In 1998, Apache sold marginal properties, primarily in North America, containing 29.6 MMboe of proved reserves, for $131.1 million. Apache used the sales proceeds to reduce bank debt.

     Apache received $30.1 million in each of 1997 and 1996 from the sale of non-strategic oil and gas properties in a number of separate transactions.

3. INVESTMENTS IN EQUITY SECURITIES

     At December 31, 1998 and 1997, Apache had no investments in equity securities.

     The Company realized losses from the sale of equity securities totaling approximately $364,000 during 1998, and gains totaling approximately $13,000 and $770,000 during 1997 and 1996, respectively. Apache utilizes the average cost method in computing realized gains or losses, which are included in other revenues in the accompanying statement of consolidated operations.

4. DEBT
  Long-Term Debt

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Apache:
  Global credit facility -- U.S.............................  $       --   $       --
  Money market lines of credit..............................      15,500       17,200
  Commercial paper, expected to be refinanced...............      59,000       50,800
  6-percent convertible subordinated debentures due 2002....          --      172,500
  9.25-percent notes due 2002, net of discount..............      99,842       99,805
  7-percent notes due 2018, net of discount.................     148,246           --
  7.7-percent notes due 2026, net of discount...............      99,642       99,638
  7.95-percent notes due 2026, net of discount..............     178,544      178,531
  7.375-percent debentures due 2047, net of discount........     147,988      147,984
  7.625-percent debentures due 2096, net of discount........     149,175      149,175
                                                              ----------   ----------
                                                                 897,937      915,633
                                                              ----------   ----------
Subsidiary and other obligations:
  Global credit facility -- Australia.......................     148,000      139,000
  Global credit facility -- Canada..........................       5,000      116,000
  Revolving credit facility -- Egypt........................     109,780      150,000
  DEKALB 9.875-percent notes due 2000.......................      29,225       29,225
  Apache Finance 6.5-percent notes due 2007, net of
     discount...............................................     168,816      168,722
                                                              ----------   ----------
                                                                 460,821      602,947
                                                              ----------   ----------
Total debt..................................................   1,358,758    1,518,580
Less: current maturities....................................     (15,500)     (17,200)
                                                              ----------   ----------
Long-term debt..............................................  $1,343,258   $1,501,380
                                                              ==========   ==========

                      APACHE CORPORATION AND SUBSIDIARIES

     In June 1997, Apache replaced its $1 billion global borrowing-base credit facility with a new $1 billion global corporate credit facility (global credit facility). The global credit facility consists of three separate bank facilities: a $700 million facility in the United States; a $175 million facility in Australia; and a $125 million facility in Canada. The global credit facility enables Apache to draw on the entire $1 billion facility without restrictions tied to periodic revaluation of the Company's oil and gas reserves. As of December 31, 1998, Apache's available borrowing capacity under the global credit facility was $788 million. Under the financial covenants of the global credit facility, the Company must (i) maintain a consolidated tangible net worth, as defined, of at least $1.1 billion as of December 31, 1998, which is adjusted for subsequent earnings, and (ii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The Company was in compliance with all financial covenants at December 31, 1998.

     The global credit facility is scheduled to mature on June 12, 2002, in the amount of $40 million and the remaining $960 million on June 12, 2003. The agreement provides for perpetual one-year extensions as requested by the Company, subject to the approval of the lenders. At the Company's option, the interest rate is based on (i) the greater of (a) The Chase Manhattan Bank's prime rate or (b) the federal funds rate plus one-half of one percent, (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating, or (iii) a margin that is determined by competitive bids from the participating banks. At December 31, 1998, the margin over LIBOR for committed loans was .185 percent. The Company also pays a quarterly facility fee of .09 percent on the total amount of each of the three facilities, which fee varies based upon the Company's senior long-term debt rating.

     At December 31, 1998, the Company also had certain uncommitted money market lines of credit which are used from time to time for working capital purposes. As of December 31, 1998, an aggregate of $15.5 million was outstanding under such credit lines.

     In January 1997, the Company established a $300 million commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. In June 1997, Apache expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds. Since its inception in January 1997, the Company's commercial paper program has been rated A-2, Prime-2 and D-1- (D-One-Minus) by Standard & Poor's, Moody's and Duff and Phelps, respectively. As of December 31, 1998, $59.0 million was outstanding under Apache's commercial paper program. The commercial paper is classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under the global credit facility.

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

     The 9.25-percent notes totaling $100 million were issued by Apache in May 1992 and are redeemable at maturity in June 2002.

     In February 1998, Apache issued $150 million principal amount, $148.2 million net of discount, of senior unsecured 7-percent notes maturing on February 1, 2018. The notes are not redeemable prior to maturity.

     In February 1996, Apache issued $100 million principal amount, $99.6 million net of discount, of senior unsecured 7.7-percent notes due March 15, 2026. In April 1996, the Company issued $180 million principal amount, $178.5 million net of discount, of senior unsecured 7.95-percent notes maturing on April 15, 2026. The notes are not redeemable prior to maturity; however, under certain conditions, Apache has the right to advance maturity of these notes.

                      APACHE CORPORATION AND SUBSIDIARIES

     In August 1997, Apache issued $150 million principal amount, $148 million net of discount, of senior unsecured 7.375-percent debentures maturing on August 15, 2047. The debentures are not redeemable prior to maturity; however, Apache has the right to advance maturity, under certain conditions.

     In November 1996, Apache issued $150 million principal amount, $149.2 million net of discount, of senior unsecured 7.625-percent debentures maturing on November 1, 2096. The debentures are not redeemable prior to maturity; however, under certain conditions, Apache has the right to advance maturity of these debentures.

     Upon certain changes in control, the debt instruments described in the preceding five paragraphs are subject to mandatory repurchase.

     In October 1997, three of the Company's Egyptian subsidiaries entered into a secured, revolving credit facility with a group of banks. The facility provides for total commitments of $250 million, with availability determined by a borrowing base formula predicated upon those subsidiaries' oil and gas reserve quantities, forecast rates of production, and future oil and gas prices. The borrowing base is $121.8 million at December 31, 1998 and will be redetermined semi-annually. The total amount of commitments under the facility is currently scheduled to be reduced by set increments every six months, beginning two and one-half years after the effective date of the facility. The facility is presently secured solely by assets associated with the Company's Qarun and Khalda concessions and shares of stock of the Company's subsidiaries holding those concessions, with provisions that will permit the inclusion of other of the Company's Egyptian subsidiaries as borrowers with security interests on such subsidiaries' assets and shares of stock. Interest is assessed at LIBOR plus a margin of .375 percent, which is scheduled to increase to .625 percent on the third anniversary of the facility; however, if the facility is extended the rate increase would occur two years from the end of the facility's extended term. A quarterly fee of .375 percent is payable on the available portion of the commitments, while a quarterly fee of .1875 percent is payable on the difference between the borrowing base and the total amount of commitments under the facility. The facility is scheduled to mature on January 3, 2003.

     The DEKALB 9.875-percent notes mature on July 15, 2000 and are not redeemable prior to their maturity.

     In December 1997, Apache Finance Pty Ltd (Apache Finance), the Company's Australian finance subsidiary, issued $170 million principal amount, $168.7 million net of discount, of senior unsecured 6.5-percent notes due December 15, 2007. In March 1999, Apache Finance issued $100 million principal amount, $99.3 million net of discount, of senior unsecured 7.0-percent notes due March 15, 2009. These notes are irrevocably and unconditionally guaranteed by Apache. The Company has the right to redeem these notes prior to maturity, under certain conditions related to changes in relevant tax laws. Also, upon certain changes in control, these notes are subject to mandatory repurchase.

     As of December 31, 1998 and 1997, the Company had approximately $13.4 million and $18.2 million, respectively, of unamortized costs associated with its various debt obligations. These costs are reflected as deferred charges in the accompanying consolidated balance sheet and are being amortized over the life of the related debt.

     The indentures for the notes and debentures described above place certain restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.

                      APACHE CORPORATION AND SUBSIDIARIES

  Aggregate Maturities of Debt

                                                              (IN THOUSANDS)
1999........................................................    $   15,500
2000........................................................        29,225
2001........................................................            --
2002........................................................       209,622
2003........................................................       212,000
Thereafter..................................................       892,411
                                                                ----------
                                                                $1,358,758
                                                                ==========

5. INCOME TAXES

     Income (loss) before income taxes is composed of the following:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998        1997       1996
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
United States.......................................  $(241,861)  $171,304   $154,759
International.......................................     54,298     87,336     45,436
                                                      ---------   --------   --------
          Total.....................................  $(187,563)  $258,640   $200,195
                                                      =========   ========   ========

     The total provision (benefit) for income taxes consists of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        ---------   ---------   --------
                                                                 (IN THOUSANDS)
Current taxes:
  Federal.............................................  $     --    $    300    $    --
  Foreign.............................................    23,680      35,164     17,432
Deferred taxes........................................   (81,856)     68,280     61,336
                                                        --------    --------    -------
          Total.......................................  $(58,176)   $103,744    $78,768
                                                        ========    ========    =======

     A reconciliation of the federal statutory income tax amounts to the effective amounts is shown below:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        ---------   ---------   --------
                                                                 (IN THOUSANDS)
Statutory income tax..................................  $(65,647)   $ 90,524    $70,068
State income tax, less federal benefit................        38       3,987      4,558
Taxation of foreign operations........................     8,710      10,842      5,226
All other, net........................................    (1,277)     (1,609)    (1,084)
                                                        --------    --------    -------
                                                        $(58,176)   $103,744    $78,768
                                                        ========    ========    =======

                      APACHE CORPORATION AND SUBSIDIARIES

     The net deferred tax liability is comprised of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Deferred income...........................................  $  (9,087)  $  (2,259)
  Federal net operating loss carryforwards..................    (88,411)    (79,009)
  State net operating loss carryforwards....................    (12,670)    (12,562)
  Statutory depletion carryforwards.........................     (3,720)     (3,316)
  Alternative minimum tax credits...........................     (9,141)     (9,141)
  Accrued expenses and liabilities..........................     (5,590)     (5,452)
  Other.....................................................     (5,374)    (12,090)
                                                              ---------   ---------
          Total deferred tax assets.........................   (133,993)   (123,829)
Valuation allowance.........................................      1,704       1,704
                                                              ---------   ---------
          Net deferred tax assets...........................   (132,289)   (122,125)
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................    391,624     471,403
  Other.....................................................     11,158       6,341
                                                              ---------   ---------
          Total deferred tax liabilities....................    402,782     477,744
                                                              ---------   ---------
Deferred income tax liability...............................  $ 270,493   $ 355,619
                                                              =========   =========

     U.S. deferred taxes have not been provided on foreign earnings totaling $211.7 million, which are permanently reinvested abroad. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

     At December 31, 1998, the Company had U.S. federal net operating loss carryforwards of $237.0 million that will expire beginning in 1999, and U.S. and foreign statutory depletion carryforwards totaling $9.9 million that can be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $9.1 million that can be carried forward indefinitely, but which can be used only to reduce regular tax liabilities in excess of AMT liabilities. The Company has investment and other tax credit carryforwards of $1.7 million that will expire beginning in 1999, which have been fully reserved through the valuation allowance.

6. ADVANCES FROM GAS PURCHASERS

     In July 1998, Apache received $71.8 million from a purchaser as an advance payment for future natural gas deliveries ranging from 6,726 MMBtu per day to 24,669 MMBtu per day, for a total of 45,330,949 MMBtu, over a ten-year period commencing August 1998. As a condition of the arrangement with the purchaser, Apache entered into three gas price swap contracts with a third party under which Apache became a fixed price payor for identical volumes at prices ranging from $2.34 per MMBtu to $2.56 per MMBtu. In addition, the purchaser pays Apache a monthly fee of $.08 per MMBtu on the contracted volumes. The net result of these related transactions is that gas delivered to the purchaser is reported as revenue at prevailing spot prices with Apache realizing a premium associated with the monthly fee paid by the purchaser.

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

                      APACHE CORPORATION AND SUBSIDIARIES

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

     These advance payments have been classified as advances on the balance sheet and are being reduced as gas is delivered to the purchasers under the terms of the contracts. At December 31, 1998 and 1997, advances of $205.5 million and $154.5 million, respectively, were outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, plus or minus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on a rate of 8 percent on the 1998 and 1997 advances, and 9.5 percent on the 1994 advances.

7. CAPITAL STOCK

  Common Stock Outstanding

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Balance, beginning of year...............................  93,304,541   90,058,797   77,378,958
Treasury shares acquired, net............................    (846,968)      (9,016)     (45,297)
Shares issued for:
  Conversion of 6-percent convertible debentures.........   5,070,914           --           --
  Acquisition of oil and gas property interests..........     176,836           --           --
  Conversion of 3.93-percent convertible notes...........          --    2,777,777           --
  Phoenix merger.........................................          --           --   12,189,918
  Dividend reinvestment plan.............................          --       34,249       25,148
  401(k) savings plan....................................      10,477      182,742      183,059
  Stock option plans.....................................      53,322      259,992      317,775
  Other..................................................          --           --        9,236
                                                           ----------   ----------   ----------
Balance, end of year.....................................  97,769,122   93,304,541   90,058,797
                                                           ==========   ==========   ==========

                      APACHE CORPORATION AND SUBSIDIARIES

     Net Income (Loss) Per Common Share -- A reconciliation of the components of basic and diluted net income (loss) per common share for the years ended December 31, 1998, 1997 and 1996 is presented in the table below:

                                                       1998                         1997                        1996
                                            ---------------------------   -------------------------   -------------------------
                                                                  PER                          PER                         PER
                                             INCOME     SHARES   SHARE     INCOME    SHARES   SHARE    INCOME    SHARES   SHARE
                                            ---------   ------   ------   --------   ------   -----   --------   ------   -----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic:
  Income (loss) attributable to common
    stock.................................  $(131,391)  98,066   $(1.34)  $154,896   90,677   $1.71   $121,427   85,777   $1.42
                                                                 ======                       =====                       =====
Effect of Dilutive Securities:
  Stock options...........................         --       --                  --      519                 --      374
  3.93%-convertible notes.................         --       --               1,859    2,435              2,114    2,778
  6%-convertible debentures...............         --       --               6,919    5,623              6,916    5,623
                                            ---------   ------            --------   ------           --------   ------
Diluted:
  Income (loss) attributable to common
    stock, including assumed
    conversions...........................  $(131,391)  98,066   $(1.34)  $163,674   99,254   $1.65   $130,457   94,552   $1.38
                                            =========   ======   ======   ========   ======   =====   ========   ======   =====

     The effect of stock options and the 6-percent convertible subordinated debentures were not included in the computation of diluted net income (loss) per common share during 1998, because to do so would have been antidilutive.

     Stock Option Plans -- At December 31, 1998, officers and certain key employees had been granted options to purchase the Company's common stock under employee stock option plans adopted in 1990, 1995 and 1998 and under certain predecessor plans (collectively, the Stock Option Plans). Under the Stock Option Plans, the exercise price of each option equals the market price of Apache's common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after 10 years. The Company may issue up to 6,489,031 shares of common stock under the Stock Option Plans, of which options to acquire 2,006,350 shares of common stock remained available for grant at December 31, 1998.

     On October 31, 1996, the Company established the 1996 Performance Stock Option Plan (the Performance Plan) for substantially all full-time employees, excluding officers and certain key employees. Under the Performance Plan, the exercise price of each option equals the market price of Apache common stock on the date of grant. All options become exercisable after nine and one-half years and expire ten years from the date of grant; however, exercisability will be accelerated if share price goals of $50 and $60 per share are attained before January 1, 2000. Under the terms of the Performance Plan, no grants may be made after December 31, 1998.

                      APACHE CORPORATION AND SUBSIDIARIES

     A summary of the status of the plans described above as of December 31, 1998, 1997, and 1996, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                            1998                1997                1996
                                      -----------------   -----------------   -----------------
                                               WEIGHTED            WEIGHTED            WEIGHTED
                                      SHARES   AVERAGE    SHARES   AVERAGE    SHARES   AVERAGE
                                      UNDER    EXERCISE   UNDER    EXERCISE   UNDER    EXERCISE
                                      OPTION    PRICE     OPTION    PRICE     OPTION    PRICE
                                      ------   --------   ------   --------   ------   --------
Outstanding, beginning of year......   3,629    $32.20     2,885    $30.82     1,218    $23.91
Granted.............................   1,243     32.53     1,228     34.59     2,032     33.26
Exercised...........................     (20)    26.68      (145)    23.02      (224)    17.58
Forfeited...........................    (431)    33.98      (339)    33.08      (141)    27.30
                                      ------              ------              ------
Outstanding, end of year(1).........   4,421     32.15     3,629     32.20     2,885     30.82
                                      ======              ======              ======
Exercisable, end of year............   1,223     28.86       729     26.96       467     23.88
                                      ======              ======              ======
Available for grant, end of year....   2,006                 603               1,503
                                      ======              ======              ======
Weighted average fair value of
  options granted during the
  year(2)...........................  $10.87              $11.73              $ 9.80
                                      ======              ======              ======

     The following table summarizes information about stock options covered by the plans described above that are outstanding at December 31, 1998 (shares in thousands):

                                                      OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                              ------------------------------------   ----------------------
                                               NUMBER OF     WEIGHTED                 NUMBER OF
                                                SHARES        AVERAGE     WEIGHTED     SHARES      WEIGHTED
                                                 UNDER       REMAINING    AVERAGE       UNDER      AVERAGE
                                              OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
          RANGE OF EXERCISE PRICES              OPTIONS        LIFE        PRICE       OPTIONS      PRICE
          ------------------------            -----------   -----------   --------   -----------   --------
$ 2.393 - $19.625...........................        67         2.50        $16.80          67       $16.80
 21.000 -  29.875...........................     1,272         7.26         27.22         677        27.03
 30.250 -  36.000...........................     2,952         8.37         34.24         457        32.74
 36.375 -  42.438...........................       130         8.71         40.66          22        41.00
                                                 -----                                  -----
                                                 4,421                                  1,223
                                                 =====                                  =====

---------------

(1) Excludes 449,600, 496,900 and 644,100 shares as of December 31, 1998, 1997 and 1996, respectively, issuable under stock options assumed by Apache in connection with the Phoenix Merger.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: (i) risk-free interest rates of 5.46, 6.33 and 6.19 percent; (ii) expected lives of five years for the Stock Option Plans, and 2.5 years for the Performance Plan; (iii) expected volatility of 31.17, 31.21 and 30.50 percent, and (iv) expected dividend yields of .88, .82 and .85 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     In May 1997, Apache's shareholders approved the 1996 Share Price Appreciation Plan (the Appreciation Plan) for officers and certain key employees. The Appreciation Plan provides for conditional grants denominated in shares of Apache common stock that vest upon attainment of share price goals of $50 and $60 per share before January 1, 2000. Between 30 and 50 percent of the conditional grants will be paid in cash at the market value of the stock on the date of payment, and the balance (up to a total of 2,000,000 shares in the aggregate) will be issued in Apache common stock. Generally, any vested amounts will be distributed in three installments over the 36-month period following attainment of the share price goals. When and if the share price goals are achieved, the Company will recognize compensation expense over the 36-month period equal to the value of the stock as of the date the share price goal is achieved (i.e., $50 or $60 per share, as appropriate) and the actual amount of cash paid. The shares of Apache common stock contingently issuable under the Appreciation Plan will be excluded from the computation of net income (loss) per common share until the stated share price goals of $50 and $60 per share are achieved. Under the terms of the Appreciation Plan, no conditional grants may be made after December 31, 1998.

     A summary of the status of the Appreciation Plan as of December 31, 1998 and 1997, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                                               SHARES SUBJECT TO
                                                              CONDITIONAL GRANTS
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Outstanding, beginning of year..............................    1,719         --
Granted.....................................................      190      1,965
Forfeited...................................................     (200)      (246)
                                                               ------     ------
Outstanding, end of year....................................    1,709      1,719
                                                               ======     ======
Exercisable, end of year....................................       --         --
                                                               ======     ======
Available for grant, end of year............................       --        281
                                                               ======     ======
Weighted average fair value of conditional grants(1)........   $ 6.72     $13.50
                                                               ======     ======

---------------

(1) The fair value of each conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: (i) risk-free interest rates of 5.37 and 6.45 percent; (ii) expected volatility of 33.11 and 28.63 percent; and (iii) expected dividend yields of .82 and .84 percent.

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

                                                          1998          1997          1996
                                                      ------------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (Loss) Attributable to Common Stock:
  As reported.......................................   $(131,391)     $154,896      $121,427
  Pro forma.........................................    (141,306)      147,152       119,536
Net Income (Loss) per Common Share:
  Basic:
     As reported....................................   $   (1.34)     $   1.71      $   1.42
     Pro forma......................................       (1.44)         1.62          1.39
  Diluted:
     As reported....................................   $   (1.34)     $   1.65      $   1.38
     Pro forma......................................       (1.44)         1.55          1.36

     The pro forma amounts shown above may not be representative of future results, as the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

  Preferred Stock

     The Company has five million shares of no par preferred stock authorized, of which 25,000 shares have been "designated" as Series A Junior Participating Preferred Stock (the Series A Preferred Stock) and 100,000 shares have been designated as the 5.68 percent Series B Cumulative Preferred Stock (the Series B Preferred Stock). The shares of Series A Preferred Stock are authorized for issuance pursuant to certain rights that trade with Apache common stock outstanding and are reserved for issuance upon the exercise of the Rights as defined and discussed below.

     Series B Preferred Stock -- In August 1998, Apache issued 100,000 shares of Series B Preferred Stock in the form of one million depositary shares, each representing one-tenth (1/10) of a share of Series B Preferred Stock. The Series B Preferred Stock has no stated maturity, is not subject to a sinking fund and is not convertible into Apache common stock or any other securities of the Company. Apache has the option to redeem the Series B Preferred Stock at $1,000 per share on or after August 25, 2008. Holders of the shares are entitled to receive cumulative cash dividends at an annual rate of $5.68 per depositary share when, and if, declared by Apache's board of directors. The net proceeds of approximately $98.4 million were used to repay debt outstanding under money market lines of credit and to reduce outstanding borrowings under the Canadian portion of the Company's global credit facility.

     Rights to Purchase Series A Preferred Stock -- In December 1995, the Company declared a dividend of one right (a Right) for each share of Apache common stock outstanding on January 31, 1996. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if the Company engages in certain business combinations or a 20 percent shareholder engages in certain transactions with the Company, the Rights become exercisable for Apache common stock or common stock of the corporation acquiring the Company (as the case may be) at 50 percent of the then-market price.

                      APACHE CORPORATION AND SUBSIDIARIES

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

8. NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities is presented below:

     In December 1998, the Company acquired certain oil and gas interests from subsidiaries of Novus for cash and the assumption of certain liabilities. The accompanying financial statements include the amounts detailed in Note 2.

     In June 1998, Apache formed a strategic alliance with Cinergy Corp. (Cinergy) and sold its 57 percent interest in ProEnergy for 771,258 shares of Cinergy common stock valued at $26.5 million.

     In March 1998, Apache acquired certain oil and gas property interests for approximately 177,000 shares of Apache common stock valued at $6.1 million.

     In January 1998, approximately 90 percent, or $155.6 million principal amount, of the Company's 6-percent convertible subordinated debentures was converted into approximately 5.1 million shares of Apache common stock at a conversion price of $30.68 per share.

     In November 1997, Apache acquired certain assets through the Ampolex Group Transaction for cash and the assumption of certain liabilities. The accompanying financial statements include the amounts detailed in Note 2.

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
                                                                =========

                      APACHE CORPORATION AND SUBSIDIARIES

Supplemental Disclosure of Cash Flow Information:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1998        1997        1996
                                                          ---------   ---------   ---------
                                                                   (IN THOUSANDS)
Cash paid during the year for:
  Interest, net of amounts capitalized..................   $71,968     $63,633     $53,228
  Income and other taxes, net of refunds................    23,680      35,464       6,241

9. FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997.

                                                            1998                  1997
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Cash and cash equivalents..........................  $ 14,537   $ 14,537   $  9,686   $  9,686
Long-term debt:
  Bank debt........................................   262,780    262,780    405,000    405,000
  Commercial paper.................................    59,000     59,000     50,800     50,800
  7.95-percent notes...............................   178,544    195,624    178,531    203,868
  7.625-percent debentures.........................   149,175    147,749    149,175    159,510
  7-percent notes..................................   148,246    148,410         --         --
  7.375-percent debentures.........................   147,988    152,055    147,984    159,825
  9.25-percent notes...............................    99,842    109,290     99,805    111,210
  7.7-percent notes................................    99,642    105,660     99,638    110,140
  6-percent convertible subordinated debentures....        --         --    172,500    197,944
  Money market lines of credit.....................    15,500     15,500     17,200     17,200
  Apache Finance 6.5-percent notes.................   168,816    171,530    168,722    169,881
  DEKALB 9.875-percent notes.......................    29,225     30,589     29,225     31,598
Hedging financial instruments:
  Commodity price swaps
     -- Natural gas(1).............................        --    (13,066)        --      3,319
     -- Oil........................................        --          3         --         --

---------------

(1) The fair value of natural gas price swaps at December 31, 1998 and 1997 reflects fixed-to-floating price swaps where there is an offsetting position with a physical contract. See Commodity Price Hedges.

                      APACHE CORPORATION AND SUBSIDIARIES

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheet approximated market value at December 31, 1998 and 1997.

     Cash and Cash Equivalents -- The carrying amounts approximated fair value due to the short maturity of these instruments.

     Long-Term Debt -- The fair values of the 7.95-percent, 7.7-percent, 9.25-percent, 6.5-percent and 7-percent notes and the 7.375-percent debentures are based on the quoted market prices for those issues. The fair values of the 9.875-percent notes and 7.625-percent debentures are, and the 6-percent convertible subordinated debentures were, based upon estimates provided to the Company by independent investment banking firms. The carrying amount of the bank debt, commercial paper and money market lines of credit approximates fair value because the interest rates are variable and reflective of market rates.

     Commodity Price Hedges -- Apache periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The derivative contracts call for Apache to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, Apache recognized hedging gains of $1.3 million and $14.5 million in 1998 and 1997, respectively, and hedging losses of $23.0 million in 1996. The hedging gains and losses are included in oil and gas production revenues in the statement of consolidated operations.

     Apache's consolidated balance sheet includes deferred credits totaling $1.0 million and $2.2 million at December 31, 1998 and 1997, respectively, for gains realized on the early termination of commodity derivative contracts in 1998 and prior years. These gains will be recognized as oil and gas production revenues over periods ranging from one to 12 months as the hedged production occurs.

     The following table and note thereto cover the Company's pricing and notional volumes on open natural gas commodity derivative contracts as of December 31, 1998:

                                               1999    2000    2001    2002    2003    THEREAFTER
                                               -----   -----   -----   -----   -----   ----------
New York Mercantile Exchange Based Swap
  Positions:
  Pay fixed price (thousand MMBtu/d)(1)......     50      50      30      30      30        30
  Average swap price, per MMBtu(1)...........  $2.22   $2.27   $2.27   $2.31   $2.35     $2.49

---------------

(1) The Company has various contracts to supply gas at fixed prices. In order to lock in a margin on a portion of the volumes, the Company is a fixed price payor on swap transactions. The average physical contract price ranges from $2.26 in 1999 to $2.56 in 2008. The fair value of these hedges was $(13.1) million at December 31, 1998, all of which is related to the arrangements discussed in Note 6.

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

     As part of the Company's due diligence review for acquisitions, Apache conducts an extensive environmental evaluation of purchased properties. Depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache's satisfaction, or agree to assume liability for remediation of the property. As of December 31, 1998, Apache had a reserve for environmental remediation of approximately $6.1 million. The Company is not aware of any environmental claims existing as of December 31, 1998, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

     International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, Egypt, China, Poland and the Ivory Coast. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $154.5 million through 2002.

     Retirement and Deferred Compensation Plans -- The Company provides a 401(k) savings plan for employees which allows participating employees to elect to contribute up to 12 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes six percent of each participating employee's compensation, as defined, to a money purchase retirement plan. The 401(k) plan and the money purchase retirement plan are subject to certain annually-adjusted, government-mandated restrictions which limit the amount of each employee's contributions.

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

     Vesting in the Company's contributions to the 401(k) savings plan, the money purchase retirement plan and the non-qualified retirement/savings plan occurs at the rate of 20 percent per year. Total expenses under all plans were $7.3 million, $6.3 million and $6.5 million for 1998, 1997 and 1996, respectively. The unfunded liability for all plans has been accrued in the consolidated balance sheet.

     Lease Commitments -- The Company has leases for buildings, facilities and equipment with varying expiration dates through 2007. Net rental expense was $8.1 million, $5.8 million and $6.5 million for 1998, 1997 and 1996, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

     As of December 31, 1998, minimum rental commitments under long-term operating leases, net of sublease rentals, and long-term pipeline transportation commitments, ranging from one to 25 years, are as follows:

                                                                NET MINIMUM
                                                                COMMITMENTS
                                                               --------------
                                                               (IN THOUSANDS)
1999........................................................      $ 12,422
2000........................................................        10,112
2001........................................................         8,866
2002........................................................         8,694
2003........................................................         9,097
Thereafter..................................................        55,147
                                                                  --------
                                                                  $104,338
                                                                  ========

     Partnership in Western Australia -- Apache is a partner in a partnership formed to construct and operate a 62-mile pipeline from Varanus Island to onshore facilities in Western Australia. Apache has a 50 percent interest in the partnership and has guaranteed 50 percent of the partnership's share of construction costs, and any related debt incurred by the partnership, during the construction phase of the pipeline up to the time pipeline certification is obtained. After certification and the finalization of certain documentation related to the partnership's debt, partnership debt will be non-recourse to Apache. The Company has dedicated the production volumes of six take-or-pay gas sales contracts to the pipeline. Apache will be required to prepay transportation tariffs in the event Apache receives payments under the take-or-pay provisions of these contracts, or in the event the Company fails to deliver the volumes required by the contracts and requested by the purchasers.

11. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     Strategic Alliance with Cinergy -- In June 1998, Apache formed a strategic alliance with Cinergy to market substantially all the Company's natural gas production from North America and sold its 57 percent interest in ProEnergy for 771,258 shares of Cinergy common stock subsequently sold for $26.1 million. ProEnergy will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. During this period, Apache is generally obligated to deliver most of its North American gas production to Cinergy and, under certain circumstances, reimburse Cinergy if certain gas throughput thresholds are not met. Accordingly, Apache recorded a deferred gain of $20.0 million, subject to adjustment, on the sale of ProEnergy that is being amortized over six years.

     Related Parties -- F.H. Merelli, a member of the Company's board of directors since July 1997, is chairman, president and chief executive officer of Key Production Company, Inc. (Key). In the normal course of business, Key paid to Apache during 1998 approximately $7.7 million for Key's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to 369 oil and gas wells in which Key owns interests and for which Apache is the operator. Key received approximately $5.7 million in 1998 for its proportionate share of revenues from such interests, of which approximately $3.4 million was paid directly to Key by Apache or related entities.

     Major Purchasers -- In 1998, purchases by ProEnergy and the Egyptian General Petroleum Corporation (EGPC) accounted for 38 percent and 17 percent of the Company's oil and gas production revenues, respectively. In 1997, purchases by ProEnergy and EGPC accounted for 40 percent and 13 percent of the Company's oil and gas production revenues, respectively. In 1996, purchases by ProEnergy accounted for 35 percent of the Company's oil and gas production revenues.

                      APACHE CORPORATION AND SUBSIDIARIES

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

12. BUSINESS SEGMENT INFORMATION

     Apache has five reportable segments which are primarily in the business of natural gas and crude oil exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:

                                      UNITED                                           OTHER
                                      STATES      CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                    ----------   --------   --------   ---------   -------------   ----------
                                                                 (IN THOUSANDS)
1998
Oil and Gas Production Revenues...  $  496,238   $ 63,620   $129,123   $ 70,057      $     --      $  759,038
Operating Expenses:
  Depreciation, depletion and
     amortization
       Recurring..................     256,507     30,514     59,825     35,961            --         382,807
       Additional.................     243,178         --         --         --            --         243,178
  Operating costs.................     154,264     17,216     23,436     16,638            --         211,554
  Gathering, processing and
     marketing, net...............      (2,924)        --         --         --            --          (2,924)
                                    ----------   --------   --------   --------      --------      ----------
Operating Income (Loss)...........  $ (154,787)  $ 15,890   $ 45,862   $ 17,458      $     --         (75,577)
                                    ==========   ========   ========   ========      ========
Other Income (Expense):
  Equity in loss of affiliates....                                                                     (1,558)
  Other revenues..................                                                                        840
  Administrative, selling and
     other........................                                                                    (40,731)
  Financing costs, net............                                                                    (70,537)
                                                                                                   ----------
Income (Loss) Before Income
  Taxes...........................                                                                 $ (187,563)
                                                                                                   ==========
Total Long-Lived Assets...........  $1,892,020   $290,341   $809,075   $592,979      $143,126      $3,727,541
                                    ==========   ========   ========   ========      ========      ==========
Total Assets......................  $2,046,628   $305,238   $853,561   $633,981      $156,654      $3,996,062
                                    ==========   ========   ========   ========      ========      ==========
Additions to Long-Lived Assets....  $  274,395   $ 73,327   $219,162   $145,037      $ 70,251      $  782,172
                                    ==========   ========   ========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                      UNITED                                           OTHER
                                      STATES      CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                    ----------   --------   --------   ---------   -------------   ----------
                                                                 (IN THOUSANDS)
1997
Oil and Gas Production Revenues...  $  740,037   $ 61,328   $132,493   $ 49,915      $     --      $  983,773
Operating Expenses:
  Depreciation, depletion and
     amortization.................     292,531     26,028     43,945     18,912            --         381,416
  Operating costs.................     187,753     16,687     16,212     10,718            --         231,370
  Gathering, processing and
     marketing, net...............      (2,672)        --         --         --            --          (2,672)
                                    ----------   --------   --------   --------      --------      ----------
Operating Income..................  $  262,425   $ 18,613   $ 72,336   $ 20,285      $     --         373,659
                                    ==========   ========   ========   ========      ========
Other Income (Expense):
  Equity in loss of affiliates....                                                                     (1,683)
  Other revenues..................                                                                     (2,768)
  Administrative, selling and
     other........................                                                                    (38,243)
  Financing costs, net............                                                                    (72,325)
                                                                                                   ----------
Income Before Income Taxes........                                                                 $  258,640
                                                                                                   ==========
Total Long-Lived Assets...........  $2,243,489   $270,604   $649,758   $483,817      $ 85,517      $3,733,185
                                    ==========   ========   ========   ========      ========      ==========
Total Assets......................  $2,492,233   $285,214   $687,784   $582,487      $ 90,915      $4,138,633
                                    ==========   ========   ========   ========      ========      ==========
Additions to Long-Lived Assets....  $  409,167   $ 69,881   $205,001   $335,986      $ 29,365      $1,049,400
                                    ==========   ========   ========   ========      ========      ==========
1996
Oil and Gas Production Revenues...  $  691,065   $ 48,204   $ 64,990   $ 28,905      $     --      $  833,164
Operating Expenses:
  Depreciation, depletion and
     amortization.................     265,649     20,882     18,113     10,500            --         315,144
  Operating costs.................     188,367     17,234     11,665      8,261            --         225,527
  Gathering, processing and
     marketing, net...............      (4,100)        --         --         --            --          (4,100)
                                    ----------   --------   --------   --------      --------      ----------
Operating Income..................  $  241,149   $ 10,088   $ 35,212   $ 10,144      $     --         296,593
                                    ==========   ========   ========   ========      ========
Other Income (Expense):
  Equity in loss of affiliates....                                                                       (281)
  Other revenues..................                                                                      1,400
  Administrative, selling and
     other........................                                                                    (35,911)
  Financing costs, net............                                                                    (61,606)
                                                                                                   ----------
Income Before Income Taxes........                                                                 $  200,195
                                                                                                   ==========
Total Long-Lived Assets...........  $2,145,398   $243,003   $488,703   $166,735      $ 56,222      $3,100,061
                                    ==========   ========   ========   ========      ========      ==========
Total Assets......................  $2,410,180   $260,818   $512,213   $190,867      $ 58,352      $3,432,430
                                    ==========   ========   ========   ========      ========      ==========
Additions to Long-Lived Assets....  $  428,208   $ 61,710   $493,088   $ 46,838      $ 21,998      $1,051,842
                                    ==========   ========   ========   ========      ========      ==========

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

                                             UNITED
                                             STATES    CANADA     EGYPT     AUSTRALIA    TOTAL
                                            --------   -------   --------   ---------   --------
                                                               (IN THOUSANDS)
1998
Oil and gas production revenues...........  $496,238   $63,620   $129,123    $70,057    $759,038
                                            --------   -------   --------    -------    --------
Operating costs:
  Depreciation, depletion and amortization
     Recurring............................   246,994    29,967     59,825     35,219     372,005
     Additional...........................   243,178        --         --         --     243,178
  Lease operating expenses................   129,585    16,419     23,436     13,472     182,912
  Production taxes........................    21,503        --         --      3,166      24,669
  Income tax (benefit)....................   (54,383)    7,686     22,014      6,552     (18,131)
                                            --------   -------   --------    -------    --------
                                             586,877    54,072    105,275     58,409     804,633
                                            --------   -------   --------    -------    --------
Results of operations.....................  $(90,639)  $ 9,548   $ 23,848    $11,648    $(45,595)
                                            ========   =======   ========    =======    ========
Amortization rate per boe(1)..............  $   6.21   $  4.03   $   5.22    $  4.86    $   5.66
                                            ========   =======   ========    =======    ========
1997
Oil and gas production revenues...........  $740,037   $61,328   $132,493    $49,915    $983,773
                                            --------   -------   --------    -------    --------
Operating costs:
  Depreciation, depletion and
     amortization.........................   283,866    25,592     43,945     18,210     371,613
  Lease operating expenses................   151,236    16,122     16,212      7,226     190,796
  Production taxes........................    33,539        --         --      3,492      37,031
  Income tax..............................   101,774     8,748     34,721      7,555     152,798
                                            --------   -------   --------    -------    --------
                                             570,415    50,462     94,878     36,483     752,238
                                            --------   -------   --------    -------    --------
Results of operations.....................  $169,622   $10,866   $ 37,615    $13,432    $231,535
                                            ========   =======   ========    =======    ========
Amortization rate per boe(1)..............  $   6.12   $  3.96   $   5.47    $  5.23    $   5.77
                                            ========   =======   ========    =======    ========
1996
Oil and gas production revenues...........  $691,065   $48,204   $ 64,990    $28,905    $833,164
                                            --------   -------   --------    -------    --------
Operating costs:
  Depreciation, depletion and
     amortization.........................   256,243    20,511     17,930      9,146     303,830
  Lease operating expenses................   152,187    16,439     11,665      6,108     186,399
  Production taxes........................    33,571        --         --      2,153      35,724
  Income tax..............................    94,644     5,022     16,990      4,139     120,795
                                            --------   -------   --------    -------    --------
                                             536,645    41,972     46,585     21,546     646,748
                                            --------   -------   --------    -------    --------
Results of operations.....................  $154,420   $ 6,232   $ 18,405    $ 7,359    $186,416
                                            ========   =======   ========    =======    ========
Amortization rate per boe(1)..............  $   5.68   $  3.73   $   5.17    $  5.40    $   5.44
                                            ========   =======   ========    =======    ========

---------------

(1) Amortization rate per boe reflects only depreciation, depletion and amortization (DD&A) of capitalized costs of proved oil and gas properties (and excludes the additional DD&A recorded in 1998).

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1998, by the year in which such costs were incurred:

                                                                                1995
                                   TOTAL       1998       1997       1996     AND PRIOR
                                  --------   --------   --------   --------   ---------
                                                     (IN THOUSANDS)
Property acquisition costs......  $423,549   $ 65,404   $117,375   $149,970   $ 90,800
Exploration and development.....   214,305    119,765     64,216         --     30,324
                                  --------   --------   --------   --------   --------
          Total.................  $637,854   $185,169   $181,591   $149,970   $121,124
                                  ========   ========   ========   ========   ========

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:

                                                                                                OTHER
                             UNITED STATES   CANADA     EGYPT     AUSTRALIA   IVORY COAST   INTERNATIONAL     TOTAL
                             -------------   -------   --------   ---------   -----------   -------------   ---------
                                                                  (IN THOUSANDS)
1998
Acquisition of proved
  properties(1)............    $  13,240     $ 1,034   $  2,249   $ 41,608      $   271       $     --      $  58,402
Acquisition of unproved
  properties...............       20,819       5,458         --         --           --             --         26,277
Exploration................       27,482      20,054     65,696     39,578           --         30,563        183,373
Development................      174,449      44,245     39,735     40,521       23,527          9,293        331,770
Capitalized interest.......       15,390       1,710     19,226      6,354          829          5,770         49,279
Property sales.............     (123,861)     (4,943)        --         --           --        (12,645)      (141,449)
                               ---------     -------   --------   --------      -------       --------      ---------
                               $ 127,519     $67,558   $126,906   $128,061      $24,627       $ 32,981      $ 507,652
                               =========     =======   ========   ========      =======       ========      =========
1997
Acquisition of proved
  properties(1)............    $  21,927     $11,635   $     --   $192,372      $    --       $     --      $ 225,934
Acquisition of unproved
  properties...............       34,487       6,061      7,744      7,975           --            136         56,403
Exploration................       55,997      21,270     41,910     18,744           67         24,199        162,187
Development................      268,788      28,932     90,284     41,844          489             --        430,337
Capitalized interest.......       15,743       1,406     12,626      2,239          521          3,958         36,493
Property sales.............      (24,609)     (5,525)        --         --           --             --        (30,134)
                               ---------     -------   --------   --------      -------       --------      ---------
                               $ 372,333     $63,779   $152,564   $263,174      $ 1,077       $ 28,293      $ 881,220
                               =========     =======   ========   ========      =======       ========      =========
1996
Acquisition of proved
  properties(1)............    $ 109,872     $ 2,499   $333,834   $     --      $    --       $     --      $ 446,205
Acquisition of unproved
  properties...............       26,055       5,385         --         --           --             --         31,440
Exploration................       48,578      30,153     31,805     11,012        7,674         11,687        140,909
Development................      211,658      21,970     23,056     33,950           --             --        290,634
Capitalized interest.......       16,203       1,260      8,736      1,876          240          2,397         30,712
Property sales.............      (29,459)       (685)        --         --           --             --        (30,144)
                               ---------     -------   --------   --------      -------       --------      ---------
                               $ 382,907     $60,582   $397,431   $ 46,838      $ 7,914       $ 14,084      $ 909,756
                               =========     =======   ========   ========      =======       ========      =========

---------------

(1) Acquisition of proved properties includes unevaluated costs of $15.7 million, $53.8 million and $203.6 million for transactions completed in 1998, 1997 and 1996, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Capitalized Costs -- The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                              OTHER
                        UNITED STATES    CANADA       EGYPT     AUSTRALIA   IVORY COAST   INTERNATIONAL      TOTAL
                        -------------   ---------   ---------   ---------   -----------   -------------   -----------
                                                               (IN THOUSANDS)
1998
Proved properties.....   $ 4,430,504    $ 480,836   $ 454,434   $465,009      $21,409       $ 49,671      $ 5,901,863
Unproved properties...       137,775       21,996     236,568    119,812       13,497        108,206          637,854
                         -----------    ---------   ---------   --------      -------       --------      -----------
                           4,568,279      502,832     691,002    584,821       34,906        157,877        6,539,717
Accumulated DD&A......    (2,717,135)    (213,615)   (108,491)   (96,229)          --        (49,671)      (3,185,141)
                         -----------    ---------   ---------   --------      -------       --------      -----------
                         $ 1,851,144    $ 289,217   $ 582,511   $488,592      $34,906       $108,206      $ 3,354,576
                         ===========    =========   =========   ========      =======       ========      ===========
1997
Proved properties.....   $ 4,279,089    $ 445,314   $ 379,552   $375,037      $ 2,328       $ 49,671      $ 5,530,991
Unproved properties...       161,671       21,443     184,544     81,723        7,951         75,224          532,556
                         -----------    ---------   ---------   --------      -------       --------      -----------
                           4,440,760      466,757     564,096    456,760       10,279        124,895        6,063,547
Accumulated DD&A......    (2,228,575)    (197,067)    (54,789)   (65,605)          --        (49,671)      (2,595,707)
                         -----------    ---------   ---------   --------      -------       --------      -----------
                         $ 2,212,185    $ 269,690   $ 509,307   $391,155      $10,279       $ 75,224      $ 3,467,840
                         ===========    =========   =========   ========      =======       ========      ===========

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

                                                      CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                --------------------------------------------------------
                                                                 (THOUSANDS OF BARRELS)
                                                UNITED                                   IVORY
                                                STATES    CANADA    EGYPT    AUSTRALIA   COAST    TOTAL
                                                -------   ------   -------   ---------   -----   -------
PROVED DEVELOPED RESERVES:

 December 31, 1995...........................   123,726   9,597         --     4,141        --   137,464
 December 31, 1996...........................   129,551   10,351    38,213     5,106        --   183,221
 December 31, 1997...........................   133,035   11,313    42,714    15,690       393   203,145
 December 31, 1998...........................   107,306   10,962    33,705    24,674     1,352   177,999

TOTAL PROVED RESERVES:

Balance December 31, 1995....................   153,121   9,816         --     7,392        --   170,329
 Extensions, discoveries
   and other additions.......................     9,065   1,123     18,909    14,562        --    43,659
 Purchases of minerals
   in-place..................................     3,547     128     30,706        --        --    34,381
 Revisions of previous
   estimates.................................    12,547     320         --    (1,679)       --    11,188
 Production..................................   (15,338)   (955)    (3,036)     (849)       --   (20,178)
 Sales of properties.........................    (4,019)    (66)        --        --        --    (4,085)
                                                -------   ------   -------    ------     -----   -------
Balance December 31, 1996....................   158,923   10,366    46,579    19,426        --   235,294
 Extensions, discoveries
   and other additions.......................    32,530   2,677     10,492    12,814       393    58,906
 Purchases of minerals
   in-place..................................     1,818     278         --     9,116        --    11,212
 Revisions of previous
   estimates.................................    (7,283)   (379)     4,696        --        --    (2,966)
 Production..................................   (15,448)  (1,003)   (7,071)   (1,612)       --   (25,134)
 Sales of properties.........................    (2,923)   (611)        --        --        --    (3,534)
                                                -------   ------   -------    ------     -----   -------
Balance December 31, 1997....................   167,617   11,328    54,696    39,744       393   273,778
 Extensions, discoveries
   and other additions.......................    36,655   1,917      5,906    11,765       930    57,173
 Purchases of minerals
   in-place..................................     4,768      59         --     1,214        --     6,041
 Revisions of previous
   estimates.................................   (40,868)   (155)     4,739    (3,121)       29   (39,376)
 Production..................................   (13,262)   (988)   (10,188)   (3,225)       --   (27,663)
 Sales of properties.........................   (18,726)   (219)        --        --        --   (18,945)
                                                -------   ------   -------    ------     -----   -------
Balance December 31, 1998....................   136,184   11,942    55,153    46,377     1,352   251,008
                                                =======   ======   =======    ======     =====   =======

                                                                       NATURAL GAS
                                               --------------------------------------------------------------
                                                                 (MILLIONS OF CUBIC FEET)
                                                 UNITED                                     IVORY
                                                 STATES     CANADA     EGYPT    AUSTRALIA   COAST      TOTAL
                                               ---------   -------   -------   ---------   ------   ---------
PROVED DEVELOPED RESERVES:

 December 31, 1995...........................  1,003,853   274,306        --     20,308        --   1,298,467
 December 31, 1996...........................  1,087,694   274,498     6,977     66,174        --   1,435,343
 December 31, 1997...........................  1,009,080   326,237     8,825    183,962    26,208   1,554,312
 December 31, 1998...........................    869,464   322,576     4,790    173,764    79,515   1,450,109

TOTAL PROVED RESERVES:

Balance December 31, 1995....................  1,140,341   288,420        --     73,159        --   1,501,920
 Extensions, discoveries
   and other additions.......................    140,208    44,584    59,329      8,346        --     252,467
 Purchases of minerals
   in-place..................................     88,023     3,039    12,964         --        --     104,026
 Revisions of previous
   estimates.................................     35,026   (25,747)       --     (5,276)       --       4,003
 Production..................................   (172,815)  (27,303)     (111)    (5,076)       --    (205,305)
 Sales of properties.........................    (29,231)   (2,576)       --         --        --     (31,807)
                                               ---------   -------   -------    -------    ------   ---------
Balance December 31, 1996....................  1,201,552   280,417    72,182     71,153        --   1,625,304
 Extensions, discoveries ....................
   and other additions.......................    187,270    68,877    58,685     42,936    26,208     383,976
 Purchases of minerals
   in-place..................................     13,295    13,897        --    136,817        --     164,009
 Revisions of previous
   estimates.................................    (56,632)    4,257    13,584         --        --     (38,791)
 Production..................................   (179,796)  (32,740)     (205)    (9,496)       --    (222,237)
 Sales of properties.........................    (33,940)   (6,500)       --         --        --     (40,440)
                                               ---------   -------   -------    -------    ------   ---------
Balance December 31, 1997....................  1,131,749   328,208   144,246    241,410    26,208   1,871,821
 Extensions, discoveries
   and other additions.......................    146,112    60,660    31,201    267,533    50,406     555,912
 Purchases of minerals
   in-place..................................     25,188       599        --     27,373        --      53,160
 Revisions of previous
   estimates.................................    (43,778)   (7,812)   19,550        (76)    2,901     (29,215)
 Production..................................   (157,701)  (38,643)     (567)   (18,478)       --    (215,389)
 Sales of properties.........................    (52,995)  (11,068)       --         --        --     (64,063)
                                               ---------   -------   -------    -------    ------   ---------
Balance December 31, 1998....................  1,048,575   331,944   194,430    517,762    79,515   2,172,226
                                               =========   =======   =======    =======    ======   =========

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

                                               UNITED                                             IVORY
                                               STATES      CANADA(1)     EGYPT      AUSTRALIA     COAST        TOTAL
                                             -----------   ---------   ----------   ----------   --------   -----------
                                                                           (IN THOUSANDS)
1998
Cash inflows...............................  $ 3,523,294   $763,349    $  877,861   $1,208,235   $129,965   $ 6,502,704
Production and development costs...........   (1,496,382)  (240,166)     (263,199)    (479,627)   (28,718)   (2,508,092)
Income tax expense.........................     (327,470)  (127,405)     (166,751)    (156,409)   (29,211)     (807,246)
                                             -----------   ---------   ----------   ----------   --------   -----------
Net cash flows.............................    1,699,442    395,778       447,911      572,199     72,036     3,187,366
10 percent discount rate...................     (675,035)  (165,220)     (127,723)    (209,448)   (45,889)   (1,223,315)
                                             -----------   ---------   ----------   ----------   --------   -----------
Discounted future net cash flows(2)........  $ 1,024,407   $230,558    $  320,188   $  362,751   $ 26,147   $ 1,964,051
                                             ===========   =========   ==========   ==========   ========   ===========
1997
Cash inflows...............................  $ 5,585,925   $610,359    $1,196,054   $1,108,969   $ 58,589   $ 8,559,896
Production and development costs...........   (2,151,076)  (186,328)     (427,608)    (415,282)   (31,710)   (3,212,004)
Income tax expense.........................     (776,649)   (89,852)     (235,560)    (131,017)        --    (1,233,078)
                                             -----------   ---------   ----------   ----------   --------   -----------
Net cash flows.............................    2,658,200    334,179       532,886      562,670     26,879     4,114,814
10 percent discount rate...................   (1,049,380)  (145,899)     (179,290)    (157,385)   (19,598)   (1,551,552)
                                             -----------   ---------   ----------   ----------   --------   -----------
Discounted future net cash flows(2)........  $ 1,608,820   $188,280    $  353,596   $  405,285   $  7,281   $ 2,563,262
                                             ===========   =========   ==========   ==========   ========   ===========
1996
Cash inflows...............................  $ 8,839,819   $761,657    $1,272,104   $  553,781   $     --   $11,427,361
Production and development costs...........   (2,542,757)  (204,610)     (484,143)    (240,451)        --    (3,471,961)
Income tax expense.........................   (1,751,611)  (148,745)     (260,598)     (83,593)        --    (2,244,547)
                                             -----------   ---------   ----------   ----------   --------   -----------
Net cash flows.............................    4,545,451    408,302       527,363      229,737         --     5,710,853
10 percent discount rate...................   (1,928,723)  (182,645)     (208,272)     (71,696)        --    (2,391,336)
                                             -----------   ---------   ----------   ----------   --------   -----------
Discounted future net cash flows(2)........  $ 2,616,728   $225,657    $  319,091   $  158,041   $     --   $ 3,319,517
                                             ===========   =========   ==========   ==========   ========   ===========

---------------

(1) Included in cash inflows is approximately $27.9 million, $27.3 million and $16.2 million ($9.1 million, $9.3 million and $5.3 million after discount at 10 percent per annum) for 1998, 1997 and 1996, respectively, of Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed.

(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $2.4 billion, $3.3 billion and $4.6 billion as of December 31, 1998, 1997 and 1996, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 -----------   -----------   ----------
                                                             (IN THOUSANDS)
Sales, net of production costs.................  $  (551,457)  $  (755,946)  $ (611,041)
Net change in prices and production costs......   (1,253,213)   (1,904,236)   1,336,340
Discoveries and improved recovery, net of
  related costs................................      620,153       644,652      775,136
Change in future development costs.............      251,638       120,462       54,236
Revision of quantities.........................     (149,859)      (40,121)     113,819
Purchases of minerals in-place.................       52,785       242,958      522,123
Accretion of discount..........................      327,262       456,848      234,436
Change in income taxes.........................      277,518       545,424     (779,980)
Sales of properties............................     (132,337)      (48,353)     (46,056)
Change in production rates and other...........      (41,701)      (17,943)    (149,055)
                                                 -----------   -----------   ----------
                                                 $  (599,211)  $  (756,255)  $1,449,958
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

     Under the full cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company recorded a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down of the carrying value of Apache's U.S. proved oil and gas properties as of December 31, 1998, due to these ceiling test limitations. If oil and gas prices deteriorate from the Company's year-end realized prices, it is likely that additional write-downs will occur in 1999. Write-downs required by these rules do not impact cash flow from operating activities.

                      APACHE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                         FIRST      SECOND     THIRD     FOURTH(2)     TOTAL
                                        --------   --------   --------   ---------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Revenues..............................  $245,941   $220,132   $211,683   $ 197,959   $  875,715
Expenses, net.........................   228,585    210,896    208,482     357,139    1,005,102
                                        --------   --------   --------   ---------   ----------
Net income (loss).....................  $ 17,356   $  9,236   $  3,201   $(159,180)  $ (129,387)
                                        ========   ========   ========   =========   ==========
Income (loss) attributable to common
  stock...............................  $ 17,356   $  9,236   $  2,617   $(160,600)  $ (131,391)
                                        ========   ========   ========   =========   ==========
Net income (loss) per common share(1)
  Basic...............................  $    .18   $    .09   $    .03   $   (1.64)  $    (1.34)
                                        ========   ========   ========   =========   ==========
  Diluted.............................  $    .18   $    .09   $    .03   $   (1.64)  $    (1.34)
                                        ========   ========   ========   =========   ==========
1997
Revenues..............................  $321,828   $258,841   $276,748   $ 318,856   $1,176,273
Expenses, net.........................   268,951    233,095    245,963     273,368    1,021,377
                                        --------   --------   --------   ---------   ----------
Net income............................  $ 52,877   $ 25,746   $ 30,785   $  45,488   $  154,896
                                        ========   ========   ========   =========   ==========
Net income per common share(1)
  Basic...............................  $    .59   $    .29   $    .34   $     .50   $     1.71
                                        ========   ========   ========   =========   ==========
  Diluted.............................  $    .56   $    .28   $    .33   $     .48   $     1.65
                                        ========   ========   ========   =========   ==========

---------------

(1) The sum of the individual quarterly net income (loss) per common share amounts may not agree with year-to-date net income (loss) per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in certain of the quarterly computations of diluted net income (loss) per common share because to do so would have been antidilutive.

(2) As a result of low oil and gas prices at December 31, 1998, the carrying value of Apache's U.S. oil and gas properties exceeded the ceiling limitation and the Company reported a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down in the fourth quarter of 1998.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           2.1           -- Stock Purchase Agreement, dated July 1, 1991, between
                            Registrant and Amoco Production Company (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated July 1, 1991, SEC File No. 1-4300).
           2.2           -- Form of Acquisition Agreement between Registrant, HERC
                            Acquisition Corporation and Hadson Energy Resources
                            Corporation, dated August 26, 1993, and amended September
                            28, 1993 (incorporated by reference to Exhibit 2.1 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-67954, filed September 29, 1993).
           2.3           -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc., as seller, and
                            Registrant, as buyer, dated December 22, 1994
                            (incorporated by reference to Exhibit 99.3 to
                            Registrant's Current Report on Form 8-K, dated November
                            29, 1994, SEC File No. 1-4300).
           2.4           -- Amended and Restated Agreement and Plan of Merger among
                            Registrant, XPX Acquisitions, Inc and DEKALB Energy
                            Company, dated December 21, 1994 (incorporated by
                            reference to Exhibit 2.1 to Amendment No. 3 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-57321, filed April 14, 1995).
           2.5           -- Agreement and Plan of Merger among Registrant, YPY
                            Acquisitions, Inc. and The Phoenix Resource Companies,
                            Inc., dated March 27, 1996 (incorporated by reference to
                            Exhibit 2.1 to Registrant's Registration Statement on
                            Form S-4, Registration No. 333-02305, filed April 5,
                            1996).
           3.1           -- Restated Certificate of Incorporation of Registrant,
                            dated December 1, 1993, as filed with the Secretary of
                            State of Delaware on December 16, 1993 (incorporated by
                            reference to Exhibit 3.1 to Registrant's Annual Report on
                            Form 10-K for year ended December 31, 1993, SEC File No.
                            1-4300).
           3.2           -- Certificate of Ownership and Merger Merging Apache Energy
                            Resources Corporation into Registrant, effective December
                            31, 1995, as filed with the Secretary of State of
                            Delaware on December 21, 1995 (incorporated by reference
                            to Exhibit 3.2 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1995, SEC File No. 1-4300).
           3.3           -- Certificate of Designations, Preferences and Rights of
                            Series A Junior Participating Preferred Stock of
                            Registrant, effective January 31, 1996, as filed with the
                            Secretary of State of Delaware on January 22, 1996
                            (incorporated by reference to Exhibit 3.3 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          *3.4           -- Certificate of Ownership and Merger merging Apache PHN
                            Company, Inc. into Registrant, effective July 1, 1998, as
                            filed with the Secretary of State of Delaware on July 1,
                            1998.
          *3.5           -- Agreement and Plan of Merger merging MWJR Petroleum
                            Corporation into Registrant, effective September 1, 1998,
                            as filed with the Secretary of State of Delaware on
                            August 19, 1998.
          *3.6           -- Certificate of Ownership and Merger merging MW Petroleum
                            Corporation into Registrant, effective September 1, 1998,
                            as filed with the Secretary of State of Delaware on
                            August 19, 1998.
          *3.7           -- Certificate of Designations, Preferences and Rights of
                            5.68% Cumulative Preferred Stock, Series B, of
                            Registrant, as filed with the Secretary of State of
                            Delaware on August 21, 1998.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          *3.8           -- Certificate of Correction to Certificate of Designations,
                            Preferences and Rights of 5.68% Cumulative Preferred
                            Stock, Series B, of Registrant, as filed with the
                            Secretary of State of Delaware on August 24, 1998.
           3.9           -- Bylaws of Registrant, as amended September 17, 1998
                            (incorporated by reference to Exhibit 3.2 to Registrant's
                            Quarterly Report on Form 10-Q for quarter ended September
                            30, 1998, SEC File No. 1-4300).
           4.1           -- Form of Certificate for Registrant's Common Stock
                            (incorporated by reference to Exhibit 4.1 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
           4.2           -- Form of Certificate for Registrant's 5.68% Cumulative
                            Preferred Stock, Series B (incorporated by reference to
                            Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to
                            Registrant's Current Report on Form 8-K, dated August 18,
                            1998, SEC File No. 1-4300).
           4.3           -- Rights Agreement, dated January 31, 1996, between
                            Registrant and Norwest Bank Minnesota, N.A., rights
                            agent, relating to the declaration of a rights dividend
                            to Registrant's common shareholders of record on January
                            31, 1996 (incorporated by reference to Exhibit (a) to
                            Registrant's Registration Statement on Form 8-A, dated
                            January 24, 1996, SEC File No. 1-4300).
          10.1           -- Credit Agreement, dated June 12, 1997, among the
                            Registrant, the lenders named therein, Morgan Guaranty
                            Trust Company, as Global Documentation Agent and U.S.
                            Syndication Agent, The First National Bank of Chicago, as
                            U.S. Documentation Agent, NationsBank of Texas, N.A., as
                            Co-Agent, Union Bank of Switzerland, Houston Agency, as
                            Co-Agent, and The Chase Manhattan Bank, as Global
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                            dated June 13, 1997, SEC File No. 1-4300).
          10.2           -- Credit Agreement, dated June 12, 1997, among Apache
                            Canada Ltd., a wholly-owned subsidiary of the Registrant,
                            the lenders named therein, Morgan Guaranty Trust Company,
                            as Global Documentation Agent, Royal Bank of Canada, as
                            Canadian Documentation Agent, The Chase Manhattan Bank of
                            Canada, as Canadian Syndication Agent, Bank of Montreal,
                            as Canadian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.2 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
          10.3           -- Credit Agreement, dated June 12, 1997, among Apache
                            Energy Limited and Apache Oil Australia Pty Limited,
                            wholly-owned subsidiaries of the Registrant, the lenders
                            named therein, Morgan Guaranty Trust Company, as Global
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, Sydney Branch, as Australian
                            Documentation Agent, The Chase Manhattan Bank, as
                            Australian Syndication Agent, Citisecurities Limited, as
                            Australian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.3 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
          10.4           -- Fiscal Agency Agreement, dated January 4, 1995, between
                            Registrant and Chemical Bank, as fiscal agent, relating
                            to Registrant's 6% Convertible Subordinated Debentures
                            due 2002 (incorporated by reference to Exhibit 99.2 to
                            Registrant's Current Report on Form 8-K, dated December
                            6, 1994, SEC File No. 1-4300).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.5           -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Khalda Area in Western Desert of
                            Egypt by and among Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation and Phoenix Resources
                            Company of Egypt, dated April 6, 1981 (incorporated by
                            reference to Exhibit 19(g) to Phoenix's Annual Report on
                            Form 10-K for year ended December 31, 1984, SEC File No.
                            1-547).
          10.6           -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt by and among Arab
                            Republic of Egypt, the Egyptian General Petroleum
                            Corporation and Phoenix Resources Company of Egypt
                            (incorporated by reference to Exhibit 10(d)(4) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
          10.7           -- Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix
                            Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10.1 to
                            Phoenix's Registration Statement on Form S-1,
                            Registration No. 33-1069, filed October 23, 1985).
          10.8           -- Amendment, dated March 30, 1989, to Farmout Agreement
                            relating to the Khalda Area Concession, by and between
                            Phoenix Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10(d)(5) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
          10.9           -- Amendment, dated May 21, 1995, to Concession Agreement
                            for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt between Arab Republic of
                            Egypt, the Egyptian General Petroleum Corporation, Repsol
                            Exploracion Egipto S.A., Phoenix Resources Company of
                            Egypt and Samsung Corporation (incorporated by reference
                            to exhibit 10.12 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1997, SEC File No.
                            1-4300).
          10.10          -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area in Western Desert of
                            Egypt, between Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation, Phoenix Resources Company
                            of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993
                            (incorporated by reference to Exhibit 10(b) to Phoenix's
                            Annual Report on Form 10-K for year ended December 31,
                            1993, SEC File No. 1-547).
          10.11          -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area, effective June 16, 1994
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
         +10.12          -- 1982 Employee Stock Option Plan, as updated in January
                            1987 to conform to the Tax Reform Act of 1986
                            (incorporated by reference to Exhibit 10.7 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
        +*10.13          -- Apache Corporation Corporate Incentive Compensation Plan
                            A (Senior Officers' Plan), dated July 16, 1998.
        +*10.14          -- Apache Corporation Corporate Incentive Compensation Plan
                            B (Strategic Objectives Format), dated July 16, 1998.
         +10.15          -- Apache Corporation 401(k) Savings Plan, dated August 1,
                            1997, effective January 1, 1997 (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated August 8, 1997, SEC File No. 1-4300).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         +10.16          -- Apache Corporation Money Purchase Retirement Plan, dated
                            December 31, 1997, effective January 1, 1997
                            (incorporated by reference to Exhibit 10.19 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997, SEC File No. 1-4300).
        +*10.17          -- Non-Qualified Retirement/Savings Plan of Apache
                            Corporation, restated as of January 1, 1997, and
                            amendments effective as of January 1, 1997, January 1,
                            1998 and January 1, 1999.
         +10.18          -- Apache International, Inc. Common Stock Award Plan, dated
                            February 12, 1990 (incorporated by reference to Exhibit
                            10.13 to Registrant's Annual Report on Form 10-K for year
                            ended December 31, 1989, SEC File No. 1-4300).
        +*10.19          -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated December 17, 1998.
        +*10.20          -- Apache Corporation 1995 Stock Option Plan, as amended and restated December 17, 1998.
         +10.21          -- Apache Corporation 1996 share Price Appreciation Plan, as amended and restated January 14, 1997 (incorporated by
                            reference to Appendix A to Registrant's definitive 14A
                            Proxy Statement, SEC File No. 1-4300, filed March 28,
                            1997).
         +10.22          -- Apache Corporation 1996 Performance Stock Option Plan, as
                            amended and restated January 14, 1997 (incorporated by
                            reference to Exhibit 10.32 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1996, SEC File
                            No. 1-4300).
        +*10.23          -- Apache Corporation 1998 Stock Option Plan, as amended and restated December 17, 1998.
         +10.24          -- 1990 Employee Stock Option Plan of The Phoenix Resource
                            Companies, Inc., as amended through September 29, 1995,
                            effective April 9, 1990 (incorporated by reference to
                            Exhibit 10.33 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1996, SEC File No. 1-4300).
         +10.25          -- Apache Corporation Income Continuance Plan, as amended
                            and restated February 24, 1988 (incorporated by reference
                            to Exhibit 10.19 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1990, SEC File No.
                            1-4300).
        +*10.26          -- Apache Corporation Non-Employee Directors' Compensation
                            Plan, as amended and restated December 17, 1998.
         +10.27          -- Apache Corporation Outside Directors' Retirement Plan, as
                            amended and restated September 11, 1997 (incorporated by
                            reference to Exhibit 10.31 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1997, SEC File
                            No. 1-4300).
         +10.28          -- Apache Corporation Equity Compensation Plan for
                            Non-Employee Directors, adopted February 9, 1994, and
                            form of Restricted Stock Award Agreement (incorporated by
                            reference to Exhibit 10.26 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1993, SEC File
                            No. 1-4300).
         +10.29          -- Amended and Restated Employment Agreement, dated December
                            5, 1990, between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.39 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         +10.30          -- First Amendment, dated April 4, 1996, to Restated
                            Employment Agreement between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.40 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
         +10.31          -- Amended and Restated Employment Agreement, dated December
                            20, 1990, between Registrant and John A. Kocur
                            (incorporated by reference to Exhibit 10.10 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
         +10.32          -- Employment Agreement, dated June 6, 1988, between
                            Registrant and G. Steven Farris (incorporated by
                            reference to Exhibit 10.6 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1989, SEC File
                            No. 1-4300).
        +*10.33          -- Conditional Stock Grant Agreement, dated December 17,
                            1998, between Registrant and G. Steven Farris.
          10.34          -- Amended and Restated Gas Purchase Agreement, effective
                            July 1, 1998, by and among Registrant and MW Petroleum
                            Corporation, as Seller, and Producers Energy Marketing,
                            LLC, as Buyer (incorporated by reference to Exhibit 10.1
                            to Registrant's Current Report on Form 8-K, dated June
                            18, 1998, SEC File No. 1-4300).
          12.1           -- Statement of Computation of Ratio of Earnings to Combined
                            Fixed Charges and Preferred Stock Dividends (incorporated
                            by reference to Exhibit 99.1 to Registrant's Current
                            Report on Form 8-K, dated March 2, 1999, SEC File No.
                            1-4300).
         *21.1           -- Subsidiaries of Registrant
         *23.1           -- Consent of Arthur Andersen LLP
         *23.2           -- Consent of Ryder Scott Company Petroleum Engineers
         *23.3           -- Consent of Netherland, Sewell & Associates, Inc.
         *24.1           -- Power of Attorney (included as a part of the signature
                            pages to this report)
         *27.1           -- Financial Data Schedule

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