Form 10-Q
period 1999-03-31
APACHE CORP
filed 1999-05-14
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1999

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                          Commission File Number 1-4300


                               APACHE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                           41-0747868
-------------------------------                          ----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)


    Suite 100, One Post Oak Central                            77056-4400
  2000 Post Oak Boulevard, Houston, TX                         ----------
----------------------------------------                       (Zip Code)
(Address of Principal Executive Offices)



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

                             YES   X         NO
                                 -----          -----


Number of shares of Registrant's common stock, outstanding as of March 31, 1999..........................97,820,667

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE QUARTER ENDED MARCH 31,
                                                    -------------------------------
                                                         1999            1998
                                                     ------------    ------------
                                            (In thousands, except per common share data)
REVENUES:
   Oil and gas production revenues                   $    162,303    $    209,949
   Gathering, processing and marketing revenues            24,594          32,096
   Equity in loss of affiliates                                --            (873)
   Other revenues                                             818           4,769
                                                     ------------    ------------

                                                          187,715         245,941
                                                     ------------    ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization                88,423          98,372
   Operating costs                                         46,857          56,551
   Gathering, processing and marketing costs               24,126          31,203
   Administrative, selling and other                       10,330           9,966
   Financing costs:
      Interest expense                                     31,448          30,144
      Amortization of deferred loan costs                   1,114           1,262
      Capitalized interest                                (12,916)        (10,850)
      Interest income                                        (421)           (823)
                                                     ------------    ------------

                                                          188,961         215,825
                                                     ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (1,246)         30,116
   Provision for income taxes                                 922          12,760
                                                     ------------    ------------

NET INCOME (LOSS)                                          (2,168)         17,356
   Preferred stock dividends                                1,420              --
                                                     ------------    ------------

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK           $     (3,588)   $     17,356
                                                     ============    ============


NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                             $       (.04)   $        .18
                                                     ============    ============
   Diluted                                           $       (.04)   $        .18
                                                     ============    ============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE QUARTER ENDED MARCH 31,
                                                                                  -------------------------------
                                                                                       1999            1998
                                                                                   ------------    ------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $     (2,168)   $     17,356
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                        88,423          98,372
         Amortization of deferred loan costs                                              1,114           1,262
         Provision (benefit) for deferred income taxes                                   (2,926)          5,265
   Cash distributions in excess of earnings of affiliates                                    --             852
   Changes in operating assets and liabilities:
         Decrease in receivables                                                          3,150          43,431
         Increase in advances to oil and gas ventures and other                         (10,350)           (692)
         (Increase) decrease in deferred charges and other                                  201          (2,289)
         (Increase) decrease in product inventory                                          (282)             37
         Decrease in payables                                                           (20,829)        (41,653)
         Decrease in accrued expenses                                                    (1,852)         (9,895)
         Decrease in advance from gas purchaser                                          (6,296)         (4,507)
         Decrease in deferred credits and noncurrent liabilities                         (2,577)         (1,647)
                                                                                   ------------    ------------

             Net cash provided by operating activities                                   45,608         105,892
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                 (166,499)       (192,565)
   Non-cash portion of net oil and gas property additions                               (54,428)         (3,255)
   Acquisition of Novus, net of cash acquired                                            (5,758)             --
   Proceeds from sales of oil and gas properties                                          4,344         107,549
   Proceeds from sale of assets held for resale                                              --          62,998
   Other, net                                                                               572          (6,583)
                                                                                   ------------    ------------

             Net cash used in investing activities                                     (221,769)        (31,856)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                                 335,451         228,750
   Payments on long-term debt                                                          (147,127)       (186,621)
   Dividends paid                                                                        (8,264)         (6,531)
   Common stock activity, net                                                               645             834
   Cost of debt and equity transactions                                                      --            (281)
                                                                                   ------------    ------------

             Net cash provided by financing activities                                  180,705          36,151
                                                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 4,544         110,187

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           14,537           9,686
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     19,081    $    119,873
                                                                                   ============    ============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                      MARCH 31,      DECEMBER 31,
                                                                        1999            1998
                                                                    ------------    ------------
                                                                           (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $     19,081    $     14,537
   Receivables                                                           156,830         159,806
   Inventories                                                            42,236          40,948
   Advances to oil and gas ventures and other                             22,273          11,679
                                                                    ------------    ------------
                                                                         240,420         226,970
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                6,021,552       5,901,863
      Unproved properties and properties under
         development, not being amortized                                676,417         637,854
   Gas gathering, transmission and processing facilities                 370,323         354,506
   Other                                                                  89,179          88,422
                                                                    ------------    ------------
                                                                       7,157,471       6,982,645
   Less:  Accumulated depreciation, depletion and amortization        (3,346,460)     (3,255,104)
                                                                    ------------    ------------

                                                                       3,811,011       3,727,541
                                                                    ------------    ------------
OTHER ASSETS:
   Deferred charges and other                                             40,089          41,551
                                                                    ------------    ------------
                                                                    $  4,091,520    $  3,996,062
                                                                    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                      MARCH 31,      DECEMBER 31,
                                                                        1999            1998
                                                                    ------------    ------------
                                                                            (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                             $     15,034    $     15,500
   Accounts payable                                                       94,361         115,111
   Accrued operating expense                                              18,379          18,990
   Accrued exploration and development                                    66,491         120,855
   Accrued compensation and benefits                                       5,908          10,692
   Accrued interest                                                       22,791          19,054
   Other accrued expenses                                                  5,378           5,572
                                                                    ------------    ------------

                                                                         228,342         305,774
                                                                    ------------    ------------

LONG-TERM DEBT                                                         1,532,048       1,343,258
                                                                    ------------    ------------

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES:
      Income taxes                                                       270,132         270,493
      Advances from gas purchaser                                        199,172         205,468
      Other                                                               66,245          69,236
                                                                    ------------    ------------

                                                                         535,549         545,197
                                                                    ------------    ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized,
      100,000 shares of 5.68% Cumulative Series B issued
      and outstanding                                                     98,387          98,387
   Common stock, $1.25 par, 215,000,000 shares authorized,
      99,834,557 and 99,790,337 shares issued, respectively              124,793         124,738
   Paid-in capital                                                     1,246,379       1,245,738
   Retained earnings                                                     392,662         403,098
   Treasury stock, at cost, 2,013,890 and 2,021,215 shares,
      respectively                                                       (36,790)        (36,924)
   Accumulated other comprehensive income                                (29,850)        (33,204)
                                                                    ------------    ------------

                                                                       1,795,581       1,801,833
                                                                    ------------    ------------

                                                                    $  4,091,520    $  3,996,062
                                                                    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                          COMPREHENSIVE    PREFERRED       COMMON        PAID-IN       RETAINED       TREASURY
(IN THOUSANDS)                               INCOME          STOCK          STOCK        CAPITAL       EARNINGS         STOCK
                                          -------------   -----------    -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1997                              $        --    $   118,098   $ 1,085,063   $   561,981    $   (15,506)
   Comprehensive income:
     Net income                            $    17,356             --             --            --        17,356             --
     Currency translation adjustments            1,038             --             --            --            --             --
                                           -----------
   Comprehensive income                    $    18,394
                                           ===========
   Dividends ($.07 per common share)                               --             --            --        (6,902)            --
   Common shares issued                                            --          6,616       152,880            --             --
   Treasury shares issued, net                                     --             --            --            --              7
                                                          -----------    -----------   -----------   -----------    -----------

BALANCE AT MARCH 31, 1998                                 $        --    $   124,714   $ 1,237,943   $   572,435    $   (15,499)
                                                          ===========    ===========   ===========   ===========    ===========


BALANCE AT DECEMBER 31, 1998                              $    98,387    $   124,738   $ 1,245,738   $   403,098    $   (36,924)
   Comprehensive income:
     Net loss                              $    (2,168)            --             --            --        (2,168)            --
     Currency translation adjustments            3,354             --             --            --            --             --
                                           -----------
   Comprehensive income                    $     1,186
                                           ===========
   Dividends:
     Preferred                                                     --             --            --        (1,420)            --
     Common ($.07 per share)                                       --             --            --        (6,848)            --
   Common shares issued                                            --             55           641            --             --
   Treasury shares issued, net                                     --             --            --            --            134
                                                          -----------    -----------   -----------   -----------    -----------

BALANCE AT MARCH 31, 1999                                 $    98,387    $   124,793   $ 1,246,379   $   392,662    $   (36,790)
                                                          ===========    ===========   ===========   ===========    ===========

                                             ACCUMULATED
                                                OTHER           TOTAL
                                            COMPREHENSIVE   SHAREHOLDERS'
(IN THOUSANDS)                                  INCOME         EQUITY
                                            -------------   -------------

BALANCE AT DECEMBER 31, 1997                 $   (20,459)   $ 1,729,177
   Comprehensive income:
     Net income                                       --         17,356
     Currency translation adjustments              1,038          1,038

   Comprehensive income

   Dividends ($.07 per common share)                  --         (6,902)
   Common shares issued                               --        159,496
   Treasury shares issued, net                        --              7
                                             -----------    -----------

BALANCE AT MARCH 31, 1998                    $   (19,421)   $ 1,900,172
                                             ===========    ===========


BALANCE AT DECEMBER 31, 1998                 $   (33,204)   $ 1,801,833
   Comprehensive income:
     Net loss                                         --         (2,168)
     Currency translation adjustments              3,354          3,354

   Comprehensive income

   Dividends:
     Preferred                                        --         (1,420)
     Common ($.07 per share)                          --         (6,848)
   Common shares issued                               --            696
   Treasury shares issued, net                        --            134
                                             -----------    -----------

BALANCE AT MARCH 31, 1999                    $   (29,850)   $ 1,795,581
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

1.       ACQUISITIONS

         In November 1998, the Company entered into agreements to acquire certain oil and gas interests and companies holding oil and gas interests in the Carnarvon Basin, offshore Western Australia, from subsidiaries of Novus Petroleum Limited (Novus) for approximately $55 million. The transaction closed in two stages, on December 18, 1998 (approximately $49 million) and on January 29, 1999 (approximately $6 million).

         On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of approximately $66.7 million. The Petsec transaction included estimated proved reserves of approximately 10.4 million barrels of oil equivalent (MMboe) as of the effective date.


2.       NON-CASH INVESTING AND FINANCING ACTIVITIES

         There were no significant non-cash investing or financing activities for the three months ended March 31, 1999.

         The following table provides supplemental disclosure of cash flow information:

                                                                  FOR THE QUARTER ENDED
                                                                         MARCH 31,
                                                       -----------------------------------------
                                                            1999                      1998
                                                       ----------------          ---------------
                                                                       (In thousands)
          Cash paid during the period for:
            Interest (net of amounts capitalized)      $         14,795          $        16,969
            Income taxes (net of refunds)                         3,813                    7,495


3.       DEBT

         In March 1999, Apache Finance Pty Ltd (Apache Finance) issued $100 million principal amount, $99.3 million net of discount, of senior unsecured 7-percent notes due March 15, 2009. The notes are irrevocably and unconditionally guaranteed by Apache. Apache Finance has the right to redeem the notes prior to maturity, under certain conditions related to changes in relevant tax laws. Also, upon certain changes in control, these notes are subject to mandatory repurchase.

4.       NET INCOME (LOSS) PER COMMON SHARE

         A reconciliation of the components of basic and diluted net income
(loss) per common share is presented in the table below:

                                                               FOR THE QUARTER ENDED MARCH 31,
                                          ---------------------------------------------------------------------------
                                                         1999                                   1998
                                          ------------------------------------   ------------------------------------
                                           INCOME        SHARES     PER SHARE      INCOME       SHARES      PER SHARE
                                          ---------     ---------   ---------     ---------   ----------    ---------
                                                           (In thousands, except per share amounts)
BASIC:
  Income (loss) attributable to common
   stock                                  $ (3,588)        97,788   $   (.04)     $  17,356       97,581    $     .18
                                                                    ========                                =========

EFFECT OF DILUTIVE SECURITIES:
  Stock option plans                             --            --                        --          391
  6% convertible subordinated debentures         --            --                       460          937
                                          ---------     ---------                 ---------   ----------

DILUTED:
  Income attributable to common stock
   after assumed conversions              $  (3,588)       97,788   $   (.04)     $  17,816       98,909    $     .18
                                          =========    ==========   ========      =========   ==========    =========


         The 6-percent convertible subordinated debentures were converted into shares of Apache common stock or redeemed in January 1998.


5.       SUBSEQUENT EVENTS

         On April 7, 1999, the Company entered into an agreement to acquire a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo Oil and Gas Plc (British-Borneo) in exchange for $80 million cash and 11 leases in the Gulf of Mexico. The British-Borneo transaction includes estimated proved reserves of approximately 16.7 MMboe as of the effective date.

         On April 29, 1999, Apache entered into an agreement with Shell Offshore Inc. and affiliated Shell entities (Shell) to purchase Shell's interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell transaction also includes certain production-related assets and proprietary 3D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price, subject to adjustment for production since March 1, 1999, is $715 million in cash and one million shares of the common stock of Apache, par value $1.25 per share (Apache Common Stock). The Shell transaction, which includes estimated proved reserves of approximately 127.3 MMboe as of the effective date, is expected to be completed in May 1999.

         On April 29, 1999, Apache also announced concurrent public offerings of shares of Apache Common Stock and depositary shares (Depositary Shares) representing Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C. The offerings of Apache Common Stock and Depositary Shares are being made under separate prospectuses and are not conditional upon each other. These offerings were priced on May 12, 1999, at $31.00 per share for 13 million shares of Apache Common Stock (subject to a 15 percent over allotment option) and $31.00 per share for seven million Depositary Shares, and are expected to close on or about May 18, 1999. The proceeds from both offerings will be used for general corporate purposes, including funding of a portion of the purchase price for the pending Shell transaction.

6.       BUSINESS SEGMENT INFORMATION

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

                                                                                                  OTHER
                                         UNITED STATES   CANADA         EGYPT      AUSTRALIA  INTERNATIONAL    TOTAL
                                         ------------- -----------   -----------  ----------- ------------- -----------
                                                                      (IN THOUSANDS)

FOR THE QUARTER ENDED MARCH 31, 1999

Oil and Gas Production Revenues.......... $    98,085  $    16,517   $    28,630  $    18,864  $       207  $   162,303
                                          ===========  ===========   ===========  ===========  ===========  ===========

Operating Income (1)..................... $    10,327  $     4,006   $     6,873  $     6,192  $        93  $    27,491
                                          ===========  ===========   ===========  ===========  ===========

Other Income (Expense):
   Other revenues........................                                                                           818
   Administrative, selling and other.....                                                                       (10,330)
   Financing costs, net..................                                                                       (19,225)
                                                                                                            -----------
Loss Before Income Taxes.................                                                                   $    (1,246)
                                                                                                            ===========

Total Assets............................. $ 2,081,025  $   310,382   $   878,274  $   648,392  $   173,447  $ 4,091,520
                                          ===========  ===========   ===========  ===========  ===========  ===========


FOR THE QUARTER ENDED MARCH 31, 1998

Oil and Gas Production Revenues.......... $   144,161  $    14,130   $    35,883  $    15,775  $         -  $   209,949
                                          ===========  ===========   ===========  ===========  ===========  ===========

Operating Income (1)..................... $    33,479  $     3,126   $    15,409  $     3,905  $         -  $    55,919
                                          ===========  ===========   ===========  ===========  ===========

Other Income (Expense):
   Equity in loss of affiliates..........                                                                          (873)
   Other revenues........................                                                                         4,769
   Administrative, selling and other.....                                                                        (9,966)
   Financing costs, net..................                                                                       (19,733)
                                                                                                            -----------
Income Before Income Taxes...............                                                                   $    30,116
                                                                                                            ===========

Total Assets............................. $ 2,457,954  $   291,829   $   749,233  $   536,095  $   106,712  $ 4,141,823
                                          ===========  ===========   ===========  ===========  ===========  ===========


(1) Operating income consists of oil and gas production revenues and net gathering, processing and marketing activity less depreciation, depletion and amortization (DD&A) expense and operating costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Early in 1998, when the cost of drilling for and acquiring oil and gas reserves was rising rapidly, Apache implemented a two-phase strategy designed to reduce debt and pursue larger acquisitions after the prices of oil and gas properties had turned down. By the end of 1998, Apache had paid down approximately $160 million in debt and added approximately $73 million to shareholders' equity as compared to year-end 1997 levels. These results were achieved in part by selling and trading non-strategic properties, curtailing capital expenditures, and converting debentures into common stock.

         Apache's strengthened balance sheet put the company in a better position to endure the impact of low oil and gas prices in 1998 and the first quarter of 1999, and to negotiate an agreement with Shell to acquire a large package of properties located offshore in the Gulf of Mexico. That acquisition, which is currently scheduled to close in May, would constitute the largest transaction in the company's history in terms of purchase price and quantity of proved reserves acquired.

         Apache's results of operations and financial position for the first three months of 1999 were significantly impacted by the following factors:

         Commodity Prices - Apache's average realized oil price decreased $2.64 per barrel from $14.07 per barrel in the first quarter of 1998 to $11.43 per barrel in the comparable 1999 period, reducing revenues by $18.6 million. The average realized price for natural gas decreased $.29 per thousand cubic feet
(Mcf) from $1.98 per Mcf in the first quarter of 1998 to $1.69 per Mcf in 1999, negatively impacting revenues by $16.0 million.

         Operations - Oil and gas production decreased nine percent and six percent, respectively, during the first quarter of 1999 when compared to the same period last year. The decrease was due in part to efforts by Apache to sell low margin properties at the end of the first quarter of 1998. The decrease in oil and gas production negatively impacted revenues by $6.9 million and $6.0 million, respectively. Earnings for the first quarter of 1999 were positively impacted by a $9.7 million, or 17 percent, decrease in operating costs compared to the same period of 1998.


RESULTS OF OPERATIONS

         Apache reported a 1999 first quarter loss attributable to common stock of $3.6 million versus income of $17.4 million in the prior year. Basic net loss per common share of $.04 for the first quarter of 1999 was significantly lower than income per common share of $.18 in 1998. Lower operating costs and DD&A expense were offset by a sharp decline in oil and gas prices and decreased oil and gas production.

         For the first quarter of 1999, revenues decreased 24 percent to $187.7 million compared to $245.9 million in 1998, driven by a 23 percent decrease in oil and gas production revenues. The decrease in oil and gas production revenues was the result of a 19 percent decrease in the average realized oil price, a 15 percent decrease in the average realized price for natural gas, a nine percent decrease in oil production and a six percent decrease in natural gas production. Crude oil, including natural gas liquids, contributed 46 percent and natural gas contributed 54 percent of oil and gas production revenues.

         Volume and price information for the Company's oil and gas production is summarized in the following table:


                                                 FOR THE QUARTER
                                                  ENDED MARCH 31,
                                           ---------------------------       INCREASE
                                                1999          1998          (DECREASE)
                                           ------------   ------------     ------------

Natural Gas Volume - Mcf per day:
    United States                               397,685        467,123            (15%)
    Canada                                      109,099         96,520             13%
    Egypt                                         3,445            450            666%
    Australia                                    60,062         46,973             28%
    Ivory Coast                                   1,214             --             --
                                           ------------   ------------

       Total                                    571,505        611,066             (6%)
                                           ============   ============

Average Natural Gas price - Per Mcf:
    United States                          $       1.79   $       2.18            (18%)
    Canada                                         1.43           1.24             15%
    Egypt                                          1.93           1.78              8%
    Australia                                      1.48           1.60             (8%)
    Ivory Coast                                    1.77             --             --
       Total                                       1.69           1.98            (15%)

Oil Volume - Barrels per day:
    United States                                32,202         39,634            (19%)
    Canada                                        2,180          2,075              5%
    Egypt                                        26,707         29,252             (9%)
    Australia                                    10,255          7,130             44%
    Ivory Coast                                      12             --             --
                                           ------------   ------------

       Total                                     71,356         78,091             (9%)
                                           ============   ============

Average Oil price - Per barrel:
    United States                          $      11.16   $      14.33            (22%)
    Canada                                        10.90          15.75            (31%)
    Egypt                                         11.66          13.60            (14%)
    Australia                                     11.75          14.06            (16%)
    Ivory Coast                                   14.00             --             --
       Total                                      11.43          14.07            (19%)

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                                 2,390          1,910             25%
    Canada                                          632            604              5%
                                           ------------   ------------

       Total                                      3,022          2,514             20%
                                           ============   ============

Average NGL Price - Per barrel:
    United States                          $       7.42   $       9.14            (19%)
    Canada                                         5.36           7.26            (26%)
       Total                                       6.99           8.68            (19%)


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

         Natural gas sales for the first quarter of 1999 totaled $87.0 million, 20 percent lower than the first quarter of 1998. Average realized natural gas prices decreased 15 percent, negatively affecting revenue by $16.0 million. Apache realized average natural gas price declines in the United States of 18 percent from $2.18 per Mcf in the first quarter 1998, to $1.79 per Mcf in the same period in 1999. The United States represented 70 percent of total natural gas production for the first quarter of 1999. The weakening of the Australian currency relative to the U.S. dollar contributed to the eight percent decline in the Australian average natural gas price. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.07 per Mcf during the first quarter of 1999 and 1998.

         Natural gas production decreased 39.6 million cubic feet per day (MMcf/d), or six percent, on a worldwide basis, unfavorably impacting revenue by $6.0 million. Natural gas production in the United States decreased 15 percent due to sales of marginal properties in 1998 and natural declines from mature fields. Increases in natural gas production in Egypt, Canada and Australia were principally due to development activities.

         The Company's crude oil sales for the first quarter of 1999 totaled $73.4 million, a 26 percent decrease from the first quarter of 1998, due to lower average realized prices, which were partially offset by production increases in Australia and Canada.

         First quarter 1999 oil production decreased nine percent compared to the prior year primarily as a result of decreases in United States production, which were partially offset by increases in Australian and Canadian production. Australian oil production increased 44 percent in the first quarter of 1999 primarily due to the acquisition of certain oil and gas interests from Novus in November 1998. U.S. oil production decreased 19 percent in the first quarter of 1999 primarily due to sales of marginal properties and natural declines from mature fields.

         The Company's realized price for sales of crude oil in the first quarter of 1999 decreased $2.64 per barrel, or 19 percent, resulting in a decrease in revenue of $18.6 million compared to the same period in 1998.

         Revenue from the sale of natural gas liquids totaled $1.9 million for the first quarter of 1999, compared to $2 million for the first quarter of 1998. A 20 percent increase in natural gas liquids production was offset by a 19 percent decline in realized prices.

         Apache initiated production offshore the Ivory Coast in the first quarter of 1999. First sales of crude oil and natural gas were delivered in March 1999.


OTHER REVENUES AND OPERATING EXPENSES

         During the first quarter of 1999, Apache's gas gathering, processing and marketing revenues and costs both decreased 23 percent as a result of lower prices and production volumes compared to the prior year period, decreasing margins by $.4 million, to $.5 million in 1999 from $.9 million in 1998.

         Other revenues for the first quarter of 1999 decreased $4 million compared to the same period in 1998. The first quarter of 1998 included $4 million in settlement proceeds from the resolution of issues with a gas purchaser.

         The Company's DD&A expense for the first quarter of 1999 totaled $88.4 million, compared to $98.4 million for the same period in 1998. On an equivalent barrel basis, full cost DD&A expense decreased $.18 per barrel of oil equivalent
(boe), from $5.58 per boe in the first quarter of 1998 to $5.40 per boe in the same period in 1999. Reserve additions along with a full-cost ceiling write-down in the fourth quarter of 1998 drove the decrease from last year.

         Operating costs, including lease operating expense and severance taxes, decreased 17 percent from $56.6 million in the first quarter of 1998 to $46.9 million for the same period in 1999. For the first quarter of 1999, lease operating expense, excluding severance taxes, totaled $41.2 million, compared to $48.2 million for the comparable period in 1998. On an equivalent barrel basis, lease operating expense declined from $2.94 per boe in the first quarter of 1998 to $2.70 per boe in the first quarter of 1999. Domestic per unit costs were significantly reduced due to lower Gulf Coast region costs resulting from the sale of largely marginal properties in 1998, and by lower Western and Offshore region repairs and maintenance costs.

         G&A expense in the first quarter of 1999 increased four percent from a year ago. The increase in G&A expense in the first three months of 1999 was primarily the result of reduced oil and natural gas production in the first quarter of 1999 compared to the same period in 1998. On an equivalent barrel basis, G&A expense for the first three months of 1999 increased to $.68 per boe compared to $.61 per boe for the same period in 1998.

         Net financing costs for the first quarter of 1999 decreased $.5 million, or three percent, from the prior year primarily due to higher capitalized interest. Additional capitalized interest associated with Egyptian pipeline projects under construction contributed to the increase. The Western Desert Gas Pipeline Project is in progress and scheduled for completion in June 1999. Gross interest expense increased $1.3 million due to a higher average outstanding debt balance.

         Although Apache posted a loss for the first quarter of 1999, no consolidated tax benefit was recognized. Benefits provided on U.S. losses were completely offset by taxes on foreign earnings at a higher effective tax rate.


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

         The information set forth under "Market Risk - Interest Rate Risk and - Foreign Currency Risk" in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

         Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, payment of dividends and capital obligations for affiliated ventures. Apache budgets capital expenditures based upon projected cash flow and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company is not in a position to predict future product prices. Capital expenditures, including acquisitions, for 1999 are expected to exceed internally generated cash flow.

         Capital Expenditures - A summary of oil and gas capital expenditures during the first three months of 1999 and 1998 is presented below (in millions):


                                                       FOR THE QUARTER ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                      1999               1998
                                                  -----------        -----------

   Exploration and development:
       United States                              $      24.8        $      60.2
       Canada                                            10.7               24.1
       Egypt                                             12.4               32.7
       Australia                                         11.7               19.1
       Other international                                7.4                9.8
                                                  -----------        -----------

                                                         67.0              145.9
   Capitalized Interest                                  12.9               10.8
                                                  -----------        -----------

          Total                                   $      79.9        $     156.7
                                                  ===========        ===========

   Acquisition of oil and gas properties          $      75.9        $       9.1
                                                  ===========        ===========


         In North America, Apache completed 16 producing wells out of 24 wells drilled during the first quarter of 1999, while internationally the Company discovered one new producer out of three wells drilled. Worldwide, the Company was drilling or completing an additional 49 wells as of March 31, 1999. In addition, Apache completed 63 production enhancement projects, including 28 recompletions, during the first quarter of 1999.

         Property acquisitions in the first quarter of 1999, primarily represented acquisitions of additional interests in producing properties in the Company's existing focus areas including oil and gas properties located in the Gulf of Mexico from Petsec having estimated proved reserves of approximately
10.4 MMboe.

         On April 7, 1999, the Company entered into an agreement to acquire a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo Oil and Gas Plc (British-Borneo) in exchange for $80 million cash and 11 leases in the Gulf of Mexico. The British-Borneo transaction includes estimated proved reserves of approximately 16.7 MMboe as of the effective date.

         On April 29, 1999, Apache entered into an agreement with Shell Offshore Inc. and affiliated Shell entities (Shell) to purchase Shell's interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell transaction also includes certain production-related assets and proprietary 3D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price, subject to adjustment for production since March 1, 1999, is $715 million in cash and one million shares of the common stock of Apache, par value $1.25 per share (Apache Common Stock). The Shell transaction, which includes estimated proved reserves of approximately 127.3 MMboe as of the effective date, is expected to be completed in May 1999.

         On April 29, 1999, Apache also announced concurrent public offerings of shares of Apache Common Stock and depositary shares (Depositary Shares) representing Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C. The offerings of Apache Common Stock and Depositary Shares are being made under separate prospectuses and are not conditional upon each other. These offerings were priced on May 12, 1999, at $31.00 per share for 13 million shares of Apache Common Stock (subject to a 15 percent over allotment option) and $31.00 per share for seven million Depositary Shares, and are expected to close on or about May 18, 1999. The proceeds from both offerings will be used for general corporate purposes, including funding of a portion of the purchase price for the pending Shell transaction.

CAPITAL RESOURCES AND LIQUIDITY

         Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first three months of 1999 totaled $45.6 million, a decrease of 57 percent from $105.9 million in the first three months of 1998. This decrease was primarily due to lower oil and gas production and realized prices as compared to last year.

         Long-Term Borrowings - In March 1999, Apache Finance issued $100 million principal amount, $99.3 million net of discount, of senior unsecured 7-percent notes due March 15, 2009. The notes are irrevocably and unconditionally guaranteed by Apache. Apache Finance has the right to redeem the notes prior to maturity, under certain conditions related to changes in relevant tax laws. Also, upon certain changes in control, these notes are subject to mandatory repurchase.

         Liquidity - The Company had $19.1 million in cash and cash equivalents on hand at March 31, 1999, up from $14.5 million at December 31, 1998. Apache's ratio of current assets to current liabilities at March 31, 1999 was 1.05:1 compared to .74:1 at December 31, 1998.

         Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of March 31, 1999, Apache's available borrowing capacity under its global credit facility was $710.6 million.


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

                                                                                                PERCENT
                          PHASE                                COMPLETION DATE                  COMPLETE
          ---------------------------------------            --------------------            --------------

          Organization                                               July 1998                     100%

          Assessment                                             November 1998                     100%
              Desktop Computers
              Network Hardware
              Software
              Embedded Systems
              External Trading Partners
              Building/Infrastructure Systems
              Telecommunications Systems

          Implementation/Replacement                            September 1999                      75%
              Computer Hardware
              Core Business Software
              Desktop Software
              Embedded Systems
              Building Systems

          Contact External Trading Partners                         March 1999                     100%

          Contingency Planning                                        May 1999                      90%

         To date, the Company is not aware of any significant Year 2000 issues that would cause problems in the area of safety, environmental or business interruption. The Company will assess the risks associated with hardware, software, infrastructure, embedded chips and external trading partners that are not Year 2000 compliant. While Apache is confident that Year 2000 remediation efforts will succeed in minimizing exposure to business disruption, plans are being developed that will allow continuation of business in all but the worst case scenarios. All remediation and replacement efforts and contingency planning are expected to be complete by September 1999. All critical external trading partners have been contacted to determine Year 2000 readiness and contingency plans will be developed where assurance of Year 2000 compliance was not received by March 31, 1999.

         In 1997, the Company initiated a project to replace existing business software as it relates to Apache's production, land, marketing, accounting and financial systems to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Company from SAP America, Inc., PricewaterhouseCoopers LLP, Innovative Business Solutions and Landmark Graphics will properly recognize dates beyond December 31, 1999. The implementation of the business software project was completed and operational effective with January 1999 production.

         The Company expects the cost to achieve Year 2000 compliance will not exceed $4 million, excluding the cost of implementing business replacement systems.

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


FUTURE TRENDS

         Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

1.       exploiting our existing asset base;
2.       acquiring properties to which we can add incremental value; and
3.       investing in high-potential exploration prospects.

EXPLOITING EXISTING ASSET BASE

         We seek to maximize the value of our existing asset base by reducing operating costs per unit and increasing the amount of recoverable reserves. In order to achieve these objectives, we rigorously examine operations to cut costs, identify production enhancement initiatives such as workovers and recompletions, and divest marginal and non-strategic properties.

ACQUIRING PROPERTIES TO WHICH WE CAN ADD INCREMENTAL VALUE

         We seek to purchase reserves at attractive prices by generally avoiding auction processes where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction.

INVESTING IN HIGH-POTENTIAL EXPLORATION PROSPECTS

         We seek to concentrate our exploratory investments in a select number of international areas and to become the dominant operator in those regions. We believe that these investments, although higher-risk, offer the potential for significant reserve additions. Our international investments and exploration activities are a significant component of our long-term growth strategy. They complement our North American operations, which are more development oriented.

         A critical component in implementing our three-pronged growth strategy is maintenance of significant financial flexibility. We are committed to preserving a strong balance sheet and credit position that gives us the foundation required to pursue our growth initiatives.


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


FORWARD-LOOKING STATEMENTS AND RISK

         Certain statements in this report are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements.

         We typically use words such as "expect", "anticipate", "estimate", "intend", "plan" and "believe" to identify our forward-looking statements.

         Although we believe our expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others:

1.       the market prices of oil and gas;
2.       economic and competitive conditions;
3.       inflation rates;
4.       legislative and regulatory changes;
5.       financial market conditions;
6.       political and economic uncertainties of foreign governments; and
7.       future business decisions.

         In light of these risks, uncertainties and assumptions, the events anticipated by our forward-looking statements might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 (filed with the SEC on March 25,
           1999) is incorporated herein by reference.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.
                  27.1  -  Financial Data Table

           (b)    Reports filed on Form 8-K

                  The following current report on Form 8-K was filed during the fiscal quarter ended March 31, 1999:

                         March 2, 1999 - Item 5.  Other Events

                  Offering to the public by Apache Finance Pty Ltd of $100 million principal amount of 7% global notes due 2009, guaranteed by Apache, issuable under an indenture dated December 9, 1997, and registered pursuant to a registration statement on Form S-3 (Registration Nos. 333-39973 and 333-39973-01).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     APACHE CORPORATION



Dated: May 14, 1999                  /s/ Roger B. Plank
                                     ------------------------------------------
                                     Roger B. Plank
                                     Vice President and Chief Financial Officer



Dated: May 14, 1999                  /s/ Thomas L. Mitchell
                                     ------------------------------------------
                                     Thomas L. Mitchell
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
 12.1             Statement of computation of ratio of earnings to fixed
                  charges and combined fixed charges and preferred stock
                  dividends

 27.1             Financial Data Schedule