Form 10-Q
period 1999-06-30
APACHE CORP
filed 1999-08-16
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1999

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                          Commission File Number 1-4300


                               APACHE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                  41-0747868
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

    Suite 100, One Post Oak Central                        77056-4400
  2000 Post Oak Boulevard, Houston, TX                     (Zip Code)
(Address of Principal Executive Offices)


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

                 Number of shares of Registrant's common stock,
        outstanding as of June 30, 1999 ....................113,870,783

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE QUARTER                   FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                     ENDED JUNE 30,
                                                          ------------------------------      ------------------------------
                                                              1999              1998              1999              1998
                                                          ------------      ------------      ------------      ------------
                                                                     (In thousands, except per common share data)
REVENUES:
   Oil and gas production revenues                        $    243,076      $    197,856      $    405,379      $    407,805
   Gathering, processing and marketing revenues                 35,901            27,020            60,495            59,116
   Other revenues                                                2,659            (4,744)            3,477              (848)
                                                          ------------      ------------      ------------      ------------

                                                               281,636           220,132           469,351           466,073
                                                          ------------      ------------      ------------      ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization                    105,398            97,414           193,821           195,786
   Operating costs                                              51,268            52,616            98,125           109,167
   Gathering, processing and marketing costs                    35,071            26,417            59,197            57,620
   Administrative, selling and other                            12,134            10,200            22,464            20,166
   Financing costs:
      Interest expense                                          32,659            30,187            64,107            60,331
      Amortization of deferred loan costs                        1,101             1,046             2,215             2,308
      Capitalized interest                                     (13,053)          (12,538)          (25,969)          (23,388)
      Interest income                                             (403)           (1,647)             (824)           (2,470)
                                                          ------------      ------------      ------------      ------------

                                                               224,175           203,695           413,136           419,520
                                                          ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                      57,461            16,437            56,215            46,553
   Provision for income taxes                                   24,693             7,201            25,615            19,961
                                                          ------------      ------------      ------------      ------------

NET INCOME                                                      32,768             9,236            30,600            26,592
   Preferred stock dividends                                     3,136                --             4,556                --
                                                          ------------      ------------      ------------      ------------

INCOME ATTRIBUTABLE TO COMMON STOCK                       $     29,632      $      9,236      $     26,044      $     26,592
                                                          ============      ============      ============      ============


NET INCOME PER COMMON SHARE:
   Basic                                                  $        .28      $        .09      $        .26      $        .27
                                                          ============      ============      ============      ============
   Diluted                                                $        .28      $        .09      $        .26      $        .27
                                                          ============      ============      ============      ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 ------------------------------
                                                                                     1999              1998
                                                                                 ------------      ------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $     30,600      $     26,592
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                     193,821           195,786
         Amortization of deferred loan costs                                            2,215             2,308
         Provision for deferred income taxes                                           10,430             4,981
   Cash distributions in excess of earnings of affiliates                                  --             1,523
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                           (64,504)           43,631
         (Increase) decrease in advances to oil and gas ventures and other             (9,094)            3,011
         (Increase) decrease in deferred charges and other                             (2,074)           16,057
         Increase in product inventory                                                   (356)             (152)
         Decrease in payables                                                          (5,600)          (39,429)
         Increase (decrease) in accrued expenses                                        7,727           (14,364)
         Decrease in advance from gas purchaser                                       (12,135)           (9,203)
         Increase in deferred credits and noncurrent liabilities                       12,898               236
                                                                                 ------------      ------------

             Net cash provided by operating activities                                163,928           230,977
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                               (278,551)         (359,012)
   Acquisition of Shell properties                                                   (686,539)               --
   Acquisition of British-Borneo, net of cash acquired                                (83,659)               --
   Non-cash portion of net oil and gas property additions                             (41,931)          (21,182)
   Proceeds from sales of oil and gas properties                                      103,172           105,216
   Proceeds received from sale of assets held for resale                                   --            62,998
   Other, net                                                                          (7,057)           (9,907)
                                                                                 ------------      ------------

             Net cash used in investing activities                                   (994,565)         (221,887)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                               630,799           344,796
   Payments on long-term debt                                                        (431,914)         (261,821)
   Dividends paid                                                                     (16,532)          (13,433)
   Proceeds from issuance of preferred stock                                          210,490                --
   Common stock activity, net                                                         446,845             1,036
   Cost of debt and equity transactions                                                (1,161)             (440)
                                                                                 ------------      ------------

             Net cash provided by financing activities                                838,527            70,138
                                                                                 ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               7,890            79,228

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         14,537             9,686
                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     22,427      $     88,914
                                                                                 ============      ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          1999              1998
                                                                      ------------      ------------
                                                                             (In thousands)
                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $     22,427      $     14,537
   Receivables                                                             228,145           159,806
   Inventories                                                              47,481            40,948
   Advances to oil and gas ventures and other                               21,008            11,679
                                                                      ------------      ------------

                                                                           319,061           226,970
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                  6,676,564         5,901,863
      Unproved properties and properties under
         development, not being amortized                                  817,901           637,854
   Gas gathering, transmission and processing facilities                   403,807           354,506
   Other                                                                    93,506            88,422
                                                                      ------------      ------------
                                                                         7,991,778         6,982,645
   Less:  Accumulated depreciation, depletion and amortization          (3,457,343)       (3,255,104)
                                                                      ------------      ------------

                                                                         4,534,435         3,727,541
                                                                      ------------      ------------
OTHER ASSETS:
   Deferred charges and other                                               41,473            41,551
                                                                      ------------      ------------

                                                                      $  4,894,969      $  3,996,062
                                                                      ============      ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         JUNE 30,       DECEMBER 31,
                                                                          1999              1998
                                                                      ------------      ------------
                                                                             (In thousands)
                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                               $     18,378      $     15,500
   Accounts payable                                                        113,044           115,111
   Accrued operating expense                                                24,408            18,990
   Accrued exploration and development                                      79,088           120,855
   Accrued compensation and benefits                                        10,454            10,692
   Accrued interest                                                         21,413            19,054
   Other accrued expenses                                                    6,040             5,572
                                                                      ------------      ------------

                                                                           272,825           305,774
                                                                      ------------      ------------

LONG-TERM DEBT                                                           1,539,265         1,343,258
                                                                      ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES:
      Income taxes                                                         300,501           270,493
      Advances from gas purchaser                                          193,333           205,468
      Other                                                                 81,542            69,236
                                                                      ------------      ------------

                                                                           575,376           545,197
                                                                      ------------      ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized --
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                              98,387            98,387
      Series C, 6.5% Conversion Preferred Stock,
         140,000 shares issued and outstanding                             210,490                --
   Common stock, $1.25 par, 215,000,000 shares authorized,
      115,884,232 and 99,790,337 shares issued, respectively               144,855           124,738
   Paid-in capital                                                       1,699,928         1,245,738
   Retained earnings                                                       414,324           403,098
   Treasury stock, at cost, 2,013,449 and 2,021,215 shares,
      respectively                                                         (36,782)          (36,924)
   Accumulated other comprehensive income                                  (23,699)          (33,204)
                                                                      ------------      ------------

                                                                         2,507,503         1,801,833
                                                                      ------------      ------------

                                                                      $  4,894,969      $  3,996,062
                                                                      ============      ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                        PREFERRED     PREFERRED
                                                      COMPREHENSIVE       STOCK         STOCK       COMMON         PAID-IN
(In thousands)                                           INCOME         SERIES B      SERIES C       STOCK         CAPITAL
                                                     ---------------   ------------  ------------ ------------  --------------

BALANCE AT DECEMBER 31, 1997                                           $       --    $       --   $  118,098    $   1,085,063
   Comprehensive income:
     Net income                                      $       26,592            --            --           --               --
     Currency translation adjustments                        (3,321)           --            --           --               --
     Unrealized gain on marketable securities,
      net of applicable income taxes of $181                    302            --            --           --               --
                                                     --------------
   Comprehensive income                              $       23,573
                                                     ==============
   Dividends ($.14 per common share)                                           --            --           --               --
   Common shares issued                                                        --            --        6,625          153,077
   Treasury shares issued, net                                                 --            --           --               --
                                                                       ----------    ----------   ----------    -------------

BALANCE AT JUNE 30, 1998                                               $       --    $       --   $  124,723    $   1,238,140
                                                                       ==========    ==========   ==========    =============


BALANCE AT DECEMBER 31, 1998                                           $   98,387    $       --   $  124,738    $   1,245,738
   Comprehensive income:
     Net income                                      $       30,600            --            --           --               --
     Currency translation adjustments                         9,505            --            --           --               --
                                                     --------------
   Comprehensive income                              $       40,105
                                                     ==============
   Dividends:
     Preferred                                                                 --            --           --               --
     Common ($.14 per share)                                                   --            --           --               --
   Preferred shares issued                                                     --       210,490           --               --
   Common shares issued                                                        --            --       20,117          454,190
   Treasury shares issued, net                                                 --            --            -               --
                                                                       ----------    ----------   ----------    -------------

BALANCE AT JUNE 30, 1999                                               $   98,387    $  210,490   $  144,855    $   1,699,928
                                                                       ==========    ==========   ==========    =============

                                                                                 ACCUMULATED
                                                                                    OTHER            TOTAL
                                                      RETAINED      TREASURY    COMPREHENSIVE    SHAREHOLDERS'
(In thousands)                                        EARNINGS       STOCK          INCOME          EQUITY
                                                     ------------ ------------  ---------------  --------------

BALANCE AT DECEMBER 31, 1997                         $  561,981   $  (15,506)   $      (20,459)  $   1,729,177
   Comprehensive income:
     Net income                                          26,592           --                --          26,592
     Currency translation adjustments                        --           --            (3,321)         (3,321)
     Unrealized gain on marketable securities,
      net of applicable income taxes of $181                 --           --               302             302

   Comprehensive income

   Dividends ($.14 per common share)                    (13,804)          --                --         (13,804)
   Common shares issued                                      --           --                --         159,702
   Treasury shares issued, net                               --            9                --               9
                                                     ----------   ----------    ---------------  -------------

BALANCE AT JUNE 30, 1998                             $  574,769   $  (15,497)   $      (23,478)  $   1,898,657
                                                     ==========   ==========    ==============   =============


BALANCE AT DECEMBER 31, 1998                         $  403,098   $  (36,924)   $      (33,204)  $   1,801,833
   Comprehensive income:
     Net income                                          30,600           --                --          30,600
     Currency translation adjustments                        --           --             9,505           9,505

   Comprehensive income

   Dividends:
     Preferred                                           (4,556)          --                --          (4,556)
     Common ($.14 per share)                            (14,818)          --                --         (14,818)
   Preferred shares issued                                   --           --                --         210,490
   Common shares issued                                      --           --                --         474,307
   Treasury shares issued, net                               --          142                --             142
                                                     ----------   ----------    --------------   -------------

BALANCE AT JUNE 30, 1999                             $  414,324   $  (36,782)   $      (23,699)  $   2,507,503
                                                     ==========   ==========    ==============   =============

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


1.   ACQUISITIONS AND DIVESTITURES

     Acquisitions - On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of approximately $66.7 million. The Petsec transaction included estimated proved reserves of approximately 10.2 million barrels of oil equivalent (MMboe) as of the effective date.

     On May 18, 1999, Apache acquired from Shell Offshore Inc. and affiliated Shell entities (Shell) its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell transaction also included certain production-related assets and proprietary 3D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price, subject to post closing adjustments, was $686.5 million in cash and one million shares of Apache common stock (valued at $28.125 per share). The Shell transaction included estimated proved reserves of approximately 123.2 MMboe as of the effective date.

     The Shell transaction has been accounted for using the purchase method of accounting and is included in the Company's financial statements from the date the transaction was completed. The following unaudited pro forma information shows the effect of the Shell transaction on the Company's consolidated results of operations assuming the transaction occurred on January 1, 1999. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                                   -----------------------------------------
                                                                    AS REPORTED                PRO FORMA
                                                                   ---------------          ----------------
                                                                  (In thousands, except per common share data)
         Revenues                                                  $      469,351           $      544,288
         Net income                                                        30,600                   45,878
         Preferred stock dividends                                          4,556                    9,845
         Income attributable to common stock                               26,044                   36,033

         Net income per common share:
           Basic                                                   $          .26           $          .32
           Diluted                                                            .26                      .32

         Average common shares outstanding                                101,698                  113,771


     On June 18, 1999, the Company acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo Oil and Gas Plc (British-Borneo) in exchange for $83.7 million cash and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included estimated proved reserves of approximately 15.9 MMboe as of the effective date.

     The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):

       Value of properties acquired, including gathering and transportation facilities        $   98,582
       Value of Gulf of Mexico leases                                                             (3,140)
       Working capital acquired, net                                                               4,123
       Deferred income tax liability                                                             (15,906)
                                                                                              ----------

       Cash paid, net of cash acquired                                                        $   83,659
                                                                                              ==========


     Divestitures - During the six months ended June 30, 1999, Apache sold 27.8 million equivalent barrels of proved reserves from largely marginal North American properties, collecting cash of $103.2 million.


2.   NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing or financing activities is presented below:

     In May 1999, the Company issued one million shares of Apache common stock valued at $28.1 million to Shell in connection with the transaction discussed in
Note 1.

     In June 1999, the Company acquired certain oil and gas interests from British-Borneo for cash and the assumption of certain liabilities. The accompanying financial statements include the amounts detailed in Note 1.

     The following table provides supplemental disclosure of cash flow information:

                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------------------
                                                           1999                     1998
                                                      ---------------          ----------------
                                                                   (In thousands)
         Cash paid during the period for:
           Interest (net of amounts capitalized)      $       35,779           $       38,284
           Income taxes (net of refunds)                      15,185                   14,980


3.   DEBT

     In March 1999, Apache Finance Pty Ltd (Apache Finance) issued $100 million principal amount, $99.3 million net of discount, of senior unsecured 7-percent notes due March 15, 2009. The notes are irrevocably and unconditionally guaranteed by Apache. Apache Finance has the right to redeem the notes prior to maturity, under certain conditions related to changes in relevant tax laws. Also, upon certain changes in control, these notes are subject to mandatory repurchase. The proceeds were used to reduce outstanding indebtedness under the Australian portion of the global credit facility.

     In June 1999, the Company issued $150 million principal amount, $149.1 million net of discount, of senior unsecured 7.625-percent notes due July 1, 2019. The Company does not have the right to redeem the notes prior to maturity. Upon certain changes in control, these notes are subject to mandatory repurchase. The proceeds were used to reduce the Company's outstanding amounts of commercial paper.

4.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                FOR THE QUARTER ENDED JUNE 30,
                                          ---------------------------------------------------------------------------
                                                         1999                                   1998
                                          ------------------------------------   ------------------------------------
                                            INCOME      SHARES     PER SHARE       INCOME      SHARES     PER SHARE
                                          ----------   ----------  -----------   ----------  -----------  ----------
                                                           (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock    $  29,632      105,566   $     .28    $   9,236        98,599   $     .09
                                                                   =========                              =========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                            --          317                       --           377
                                          ---------    ---------                ---------    ----------

DILUTED:
   Income attributable to common
     stock after assumed conversions      $  29,632      105,883   $     .28    $   9,236        98,976   $     .09
                                          =========    =========   =========    =========    ==========   =========

                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------------------------------------------------
                                                         1999                                  1998
                                          ------------------------------------  ------------------------------------
                                            INCOME      SHARES     PER SHARE      INCOME       SHARES     PER SHARE
                                          ----------   ----------  -----------  -----------  -----------  ----------
                                                           (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock    $  26,044      101,698   $     .26    $  26,592        98,093   $     .27
                                                                   =========                              =========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                            --          242                       --           384
                                          ---------    ---------                ---------    ----------

DILUTED:
   Income attributable to common
     stock after assumed conversions      $  26,044      101,940   $     .26    $  26,592        98,477   $     .27
                                          =========    =========   =========    =========    ==========   =========


     The 6-percent convertible subordinated debentures were not included in the computation of diluted net income per common share for the six months ended June 30, 1998, because to do so would have been antidilutive. Such debentures were converted into shares of Apache common stock or redeemed in January 1998.

     The Conversion Preferred Stock, Series C, was not included in the computation of diluted net income per common share during 1999, because to do so would have been antidilutive.


5.   CAPITAL STOCK

     In May 1999, Apache issued 14,950,000 shares ($463.5 million) of Apache common stock and 140,000 shares ($217 million) of Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (the Preferred Stock) in the form of seven million depositary shares each representing 1/50th of a share of Preferred Stock (Depositary Shares). The Preferred Stock is not subject to a sinking fund or mandatory redemption. On May 15, 2002, each Depositary Share will automatically convert, subject to adjustments, into not more than one share and not less than 0.8197 of a share of Apache common stock, depending on the market price of Apache common stock at that time.

     At any time prior to May 15, 2002, holders of the Depositary Shares may elect to convert each of their shares, subject to adjustments, into not less than 0.8197 of a share of Apache Common Stock (5,737,900 common shares). Holders of the shares are entitled to receive cumulative cash dividends at an annual rate of $2.015 per Depositary Share when, and if, declared by Apache's board of directors. The net proceeds from both offerings of approximately $654.8 million were used for general corporate purposes, including funding of a portion of the purchase price for the Shell transaction.


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

                                                UNITED                                               OTHER
                                                STATES       CANADA        EGYPT      AUSTRALIA   INTERNATIONAL   TOTAL
                                             -------------------------- ------------ ------------ ------------ -----------
                                                                             (IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 1999

Oil and Gas Production Revenues.........     $   251,307  $    34,293   $    74,597  $    43,875  $     1,307  $  405,379
                                             ===========  ===========   ===========  ===========  ===========  ==========

Operating Income (1)....................     $    58,219  $    10,077   $    29,629  $    16,365  $       441  $  114,731
                                             ===========  ===========   ===========  ===========  ===========

Other Income (Expense):
   Other revenues.......................                                                                            3,477
   Administrative, selling and other....                                                                          (22,464)
   Financing costs, net.................                                                                          (39,529)
                                                                                                               ----------
Income Before Income Taxes..............                                                                       $   56,215
                                                                                                               ==========

Total Assets............................     $ 2,731,207  $   326,065   $   894,033  $   761,031  $   182,633  $4,894,969
                                             ===========  ===========   ===========  ===========  ===========  ==========


FOR THE SIX MONTHS ENDED JUNE 30, 1998

Oil and Gas Production Revenues.........     $   274,895  $    28,918   $    71,068  $    32,924  $         -  $  407,805
                                             ===========  ===========   ===========  ===========  ===========  ==========

Operating Income (1)....................     $    59,074  $     5,883   $    30,841  $     8,550  $         -  $  104,348
                                             ===========  ===========   ===========  ===========  ===========

Other Income (Expense):
   Other revenues.......................                                                                             (848)
   Administrative, selling and other....                                                                          (20,166)
   Financing costs, net.................                                                                          (36,781)
                                                                                                               ----------
Income Before Income Taxes..............                                                                       $   46,553
                                                                                                               ==========

Total Assets............................     $ 2,424,996  $   298,440   $   784,031  $   553,046  $   117,446  $4,177,959
                                             ===========  ===========   ===========  ===========  ===========  ==========


(1) Operating income consists of oil and gas production revenues and net gathering, processing and marketing activity, less depreciation, depletion and amortization (DD&A) expense and operating costs.

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

     Apache's strengthened balance sheet put the company in a better position to endure the impact of low oil and gas prices in 1998 and in the first quarter of 1999, and to negotiate an agreement with Shell to acquire a large package of properties located offshore in the Gulf of Mexico. That acquisition constituted the largest transaction in the Company's history in terms of purchase price and quantity of proved reserves acquired. Production from the acquired properties was first recorded in the second quarter of 1999.

     Apache's results of operations and financial position for the first half of 1999, were significantly impacted by the following factors:

     Commodity Prices - Apache's average realized oil price increased $.38 per barrel from $13.55 per barrel in the first six months of 1998 to $13.93 per barrel in the comparable 1999 period, increasing revenues by $5.3 million. The average realized price for natural gas decreased $.13 per thousand cubic feet
(Mcf) from $1.99 per Mcf in the first six months of 1998 to $1.86 per Mcf in 1999, negatively impacting revenues by $13.6 million.

     Operations - Oil production increased four percent during the first six months of 1999 when compared to the same period last year. The increase was primarily due to the acquisition from Shell in the U.S., included for half of the second quarter, the acquisition of certain oil and gas interests in the Carnarvon Basin, offshore Western Australia, from subsidiaries of Novus Petroleum Limited (Novus) in November 1998 and the full-period impact of production from Australia's Stag field which began in May 1998. The increase in oil production positively impacted revenues by $7.0 million. Gas production decreased one percent which negatively impacted revenues by $1.8 million.


RESULTS OF OPERATIONS

     Apache reported 1999 second quarter income attributable to common stock of $29.6 million versus income of $9.2 million in the prior year. Basic net income per common share of $.28 for the second quarter of 1999 was significantly higher than the $.09 reported in 1998. A significant increase in oil and gas production revenues was partially offset by higher DD&A, net financing costs, preferred stock dividends and administrative, selling and other (G&A) expense.

     For the first half of 1999, net income of $26.0 million, or $.26 per share, compared to $26.6 million, or $.27 per share, in the comparable 1998 period. The decrease resulted primarily from slightly lower oil and gas production revenues along with higher net financing costs, preferred stock dividends and G&A expense partially offset by declines in DD&A expense and operating costs.

     For the second quarter of 1999, revenues increased 28 percent to $281.6 million compared to $220.1 million in 1998, driven by a 23 percent increase in oil and gas production revenues. The increase in oil and gas production revenues was the result of a 23 percent increase in the average realized oil price, a 16 percent increase in oil production, a five percent increase in natural gas production and a two percent increase in the average realized price for natural gas. Crude oil, including natural gas liquids, contributed 53 percent and natural gas contributed 47 percent of oil and gas production revenues.

     For the first six months of 1999, total revenues increased one percent to $469.4 million as compared to $466.1 million for the same period in 1998. Revenues from oil and gas production decreased one percent over the same period in 1998, with crude oil, including natural gas liquids, contributing 50 percent and natural gas contributing 50 percent of total oil and gas production revenues.

     Volume and price information for the Company's oil and gas production is summarized in the following table:


                                          FOR THE QUARTER ENDED JUNE 30,         FOR THE SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------   --------------------------------------
                                                                  INCREASE                                INCREASE
                                         1999          1998       (DECREASE)      1999          1998      (DECREASE)
                                      ------------  ------------  ---------   ------------- ------------- ----------
Natural Gas Volume - Mcf per day:
    United States                         447,046       450,284       (1)%         422,502       458,657      (8)%
    Canada                                 98,540        99,014       --           103,790        97,774       6%
    Egypt                                   4,261           446      855%            3,855           448     760%
    Australia                              69,411        47,387       46%           64,762        47,181      37%
    Ivory Coast                             6,314            --       --             3,779            --      --
                                      -----------   -----------               ------------  ------------

      Total                               625,572       597,131        5%          598,688       604,060      (1)%
                                      ===========   ===========               ============  ============

Average Natural Gas price - Per Mcf:
    United States                     $      2.18   $      2.18       --      $       2.00  $       2.18      (8)%
    Canada                                   1.62          1.36       19%             1.52          1.30      17%
    Egypt                                    2.63          2.21       19%             2.32          2.00      16%
    Australia                                1.53          1.55       (1)%            1.51          1.57      (4)%
    Ivory Coast                              1.72            --       --              1.72            --      --
      Total                                  2.02          1.99        2%             1.86          1.99      (7)%

Oil Volume - Barrels per day:
    United States                          43,420        34,752       25%           37,842        37,181       2%
    Canada                                  2,069         2,017        3%            2,124         2,046       4%
    Egypt                                  31,302        29,275        7%           29,017        29,263      (1)%
    Australia                               9,526         8,201       16%            9,889         7,668      29%
    Ivory Coast                                87            --       --                49            --      --
                                      -----------   -----------               ------------  ------------

      Total                                86,404        74,245       16%           78,921        76,158       4%
                                      ===========   ===========               ============  ============

Average Oil price - Per barrel:
    United States                     $     15.80   $     12.67       25%     $      13.84   $     13.55       2%
    Canada                                  14.80         11.93       24%            12.81         13.85      (8)%
    Egypt                                   15.78         13.17       20%            13.89         13.39       4%
    Australia                               17.70         14.04       26%            14.63         14.05       4%
    Ivory Coast                             14.48            --       --             14.43            --      --
      Total                                 15.98         13.00       23%            13.93         13.55       3%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                           2,676         2,097       28%            2,534         2,004      26%
    Canada                                    598           658       (9)%             614           631      (3)%
                                      -----------   -----------               ------------  ------------

      Total                                 3,274         2,755       19%            3,148         2,635      19%
                                      ===========   ===========               ============  ============

Average NGL Price - Per barrel:
    United States                     $      8.73   $      7.58       15%     $       8.11  $       8.32      (3)%
    Canada                                   7.80          6.23       25%             6.56          6.72      (2)%
      Total                                  8.56          7.25       18%             7.81          7.93      (2)%


SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     Natural gas sales for the second quarter of 1999 totaled $114.9 million, six percent higher than the second quarter of 1998. Average realized natural gas prices increased two percent, positively affecting revenue by $1.5 million. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.01 per Mcf during the second quarter of 1999 and $.05 for the same period in 1998.

     Natural gas production increased 28 million cubic feet per day (MMcf/d), or five percent, on a worldwide basis, favorably impacting revenue by $5.2 million. Increases were driven by the Shell and Australian acquisition activity. To a lesser extent, initial production in the Ivory Coast along with Qarun concession gas sales contributed to the overall increase.

     The Company's crude oil sales for the second quarter of 1999 totaled $125.6 million, a 43 percent increase from the second quarter of 1998, due to increased average realized prices and production volumes.

     Second quarter 1999 oil production increased 16 percent compared to the prior year primarily the result of a 25 percent increase in the United States attributable to production from the Shell properties acquired in the second quarter of 1999. Australian oil production increased 16 percent in the second quarter of 1999 primarily due to the acquisition of Novus interests and the full-period impact of production from the Stag field.

     The Company's realized price for sales of crude oil in the second quarter of 1999 increased $2.98 per barrel, or 23 percent, resulting in an increase in revenue of $20.1 million compared to the same period in 1998.

     Revenue from the sale of natural gas liquids totaled $2.6 million for the second quarter of 1999, compared to $1.8 million for the second quarter of 1998 in response to a 19 percent increase in natural gas liquids production and an 18 percent improvement in realized prices.

     Apache initiated production offshore the Ivory Coast in the first quarter of 1999. First sales of natural gas were delivered in March 1999.

YEAR-TO-DATE 1999 COMPARED TO YEAR-TO-DATE 1998

     Natural gas sales for the first half of 1999 of $201.9 million decreased $15.4 million, or seven percent, from those recorded in the same period of 1998 primarily as a result of lower natural gas prices. Average realized natural gas prices decreased seven percent, negatively affecting revenue by $13.6 million. U.S. natural gas production, which comprised 71 percent of the Company's worldwide gas production, sold at an average price of $2.00 per Mcf, eight percent lower than in 1998, negatively impacting natural gas sales by $14.8 million. Natural gas production decreased 5 MMcf/d, or one percent, on a worldwide basis, unfavorably impacting revenue by $1.8 million. While U.S. natural gas production declined 36 MMcf/d, development activities and the impact of producing property acquisitions during late 1998 increased natural gas production in Australia and Canada by 18 MMcf/d and 6 MMcf/d, respectively. The weakening of the Australian currency relative to the U.S. dollar contributed to the four percent decrease in the Australian average natural gas price. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.04 per Mcf during the first half of 1999 and by $.06 per Mcf during the same period of 1998.

     For the first half of 1999, oil revenues of $199.0 million increased $12.3 million, or seven percent, from the same period in 1998 due to improved production and higher oil prices. On a worldwide basis, average oil prices increased $.38 per barrel, or three percent, to $13.93 per barrel positively impacting oil sales by $5.3 million. Oil production increased 2,763 barrels per day, or four percent, for the first six months of 1999 primarily due to increases in Australia. Australian oil production increased by 2,221 barrels per day, or 29 percent, primarily due to the full-period impact of production from the Stag field and acquisition of the Novus interests.

     Natural gas liquid revenues for the first six months of 1999 of $4.5 million increased $.7 million, or 18 percent, from the same period in 1998. Natural gas liquid production increased 513 barrels per day, or 19 percent, while natural gas liquid prices declined by $.12 per barrel, or two percent.

OTHER REVENUES AND OPERATING EXPENSES

     During the second quarter and first six months of 1999, Apache's gas gathering, processing and marketing revenues increased 33 percent and two percent, respectively, to $35.9 million and $60.5 million, as a result of increases in production and prices in both periods. While revenues increased with respect to these activities, there was a greater increase in gas gathering, processing and marketing costs for the first six months of 1999, thus lower margins were realized for this period as compared to 1998.

     Other revenues for the second quarter of 1999 were $2.7 million. This amount includes $1.2 million in reported foreign currency gains on Australian dollars due to the strengthening of the Australian currency relative to the U.S. dollar and $1.0 million in insurance dividends. For the first six months of 1999, other revenues were $3.5 million. This amount included $1.4 million in reported foreign currency gains on Australian dollars and $1.0 million in insurance dividends.

     The Company's DD&A expense for the second quarter and first six months of 1999 totaled $105.4 million and $193.8 million, respectively, compared to $97.4 million and $195.8 million for the comparable periods in 1998. On an equivalent barrel basis, full cost DD&A expense decreased $.01 per barrel of oil equivalent
(boe), from $5.65 per boe to $5.64 per boe, in the second quarter of 1999 compared to the same period in 1998. For the six months ended June 30, 1999, the full cost DD&A rate totaled $5.53 per boe compared to $5.61 per boe in 1998. Production increases in Canada, Australia and Egypt, countries which have a lower DD&A rate per boe than the U.S., accounted for the decrease in the overall rate. The U.S. DD&A rate has stayed relatively constant at $6.06 per boe in the first half of 1999 compared to $6.05 per boe in the first half of 1998. U.S. production accounted for 61 percent of worldwide production in the first half of 1999 compared to 64 percent in the first half of 1998.

     Operating costs, including lease operating expense and severance taxes, decreased three percent from $52.6 million in the second quarter of 1998 to $51.3 million for the same period in 1999. For the first half of 1999, operating costs totaled $98.1 million, a decrease of $11.0 million, or 10 percent, compared to the same period in 1998. For the second quarter and first six months of 1999, lease operating expense, excluding severance taxes, totaled $44.4 million and $85.6 million, respectively, compared to $45.0 million and $93.2 million for the comparable periods in 1998. On an equivalent barrel basis, lease operating expense declined from $2.80 per boe in the second quarter of 1998 to $2.51 per boe in the second quarter of 1999. For the first six months of 1999, lease operating expense averaged $2.60 per boe, a nine percent decrease from $2.87 per boe, for the same period in 1998. Domestic per unit costs were significantly reduced due to lower Gulf Coast region repairs, maintenance, power and fuel costs resulting from the sale of marginal properties, and by lower Western and Mid-Continent region repairs and maintenance costs.

     G&A expense in the second quarter and first six months of 1999 increased $1.9 million or 19 percent, and $2.3 million or 11 percent, respectively, from a year ago. These increases were the result of planned spending increases. On an equivalent barrel basis, G&A expenses increased to $.68 per boe, for the first half of 1999 as compared to $.62 per boe for the same period in 1998.

     Net financing costs for the second quarter of 1999 increased $3.3 million, or 19 percent, from the prior year due to higher gross interest expense and reduced interest income, mitigated by higher capitalized interest. Gross interest expense increased $2.5 million due to a higher average outstanding debt balance. Net financing costs increased seven percent from $36.8 million in the first half of 1998 to $39.5 million in the comparable 1999 period due to higher average debt outstanding and reduced interest income, partially offset by an increase in capitalized interest. Additional capitalized interest associated with Egyptian pipeline projects under construction contributed to the increase. The decrease in interest income was due to a lower cash balance in the first half of 1999.


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

     Capital Expenditures - A summary of oil and gas capital expenditures during the first six months of 1999 and 1998 is presented below (in millions):

                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------------
                                                        1999                    1998
                                                     ------------            ------------
         Exploration and development:
             United States                           $      54.6             $     114.3
             Canada                                         15.2                    40.4
             Egypt                                          29.3                    59.2
             Australia                                      21.3                    39.0
             Other international                            11.8                    20.9
                                                     -----------             -----------

                                                           132.2                   273.8
         Capitalized Interest                               26.0                    23.4
                                                     -----------             -----------

                Total                                $     158.2             $     297.2
                                                     ===========             ===========

         Acquisition of oil and gas properties       $     880.5             $      19.3
                                                     ===========             ===========


     In North America, Apache completed 43 producing wells out of 54 wells drilled during the first half of 1999, while internationally the Company discovered 21 new producers out of 31 wells drilled. Worldwide, the Company was drilling or completing an additional 51 wells as of June 30, 1999. In addition, Apache completed 152 production enhancement projects, including 93 recompletions, during the first half of 1999.

     Property acquisitions in the first half of 1999, primarily represented acquisitions of producing properties in the Company's existing focus areas.

     On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of approximately $66.7 million. The Petsec transaction included estimated proved reserves of approximately 10.2 million barrels of oil equivalent (MMboe) as of the effective date.

     On May 18, 1999, Apache acquired from Shell Offshore Inc. and affiliated Shell entities (Shell) its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell transaction also included certain production-related assets and proprietary 3D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price, subject to post closing adjustments, was $686.5 million in cash and one million shares of Apache common stock (valued at $28.125 per share). The Shell transaction included estimated proved reserves of approximately 123.2 MMboe as of the effective date.

     On June 18, 1999, the Company acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo Oil and Gas Plc (British-Borneo) in exchange for $83.7 million cash and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included estimated proved reserves of approximately
15.9 MMboe as of the effective date.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first half of 1999 totaled $163.9 million, a decrease of 29 percent from $231.0 million in the first half of 1998. This decrease was primarily due to an increase in non-cash components of working capital.

     Stock Transactions - In May 1999, Apache issued 14,950,000 shares ($463.5 million) of Apache common stock and 140,000 shares ($217 million) of Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (the Preferred Stock) in the form of seven million depositary shares each representing 1/50th of a share of Preferred Stock (Depositary Shares). The Preferred Stock is not subject to a sinking fund or mandatory redemption. On May 15, 2002, each Depositary Share will automatically convert, subject to adjustments, into not more than one share and not less than 0.8197 of a share of Apache common stock, depending on the market price of Apache common stock at that time.

     Long-Term Borrowings - In March 1999, Apache Finance issued $100 million principal amount, $99.3 million net of discount, of senior unsecured 7-percent notes due March 15, 2009. The notes are irrevocably and unconditionally guaranteed by Apache. Apache Finance has the right to redeem the notes prior to maturity, under certain conditions related to changes in relevant tax laws. Also, upon certain changes in control, these notes are subject to mandatory repurchase. The proceeds were used to reduce outstanding indebtedness under the Australian portion of the global credit facility.

     In June 1999, the Company issued $150 million principal amount, $149.1 million net of discount, of senior unsecured 7.625-percent notes due July 1, 2019. The Company does not have the right to redeem the notes prior to maturity. Upon certain changes in control, these notes are subject to mandatory repurchase. The proceeds were used to reduce the Company's outstanding amounts of commercial paper.

     Liquidity - The Company had $22.4 million in cash and cash equivalents on hand at June 30, 1999, up from $14.5 million at December 31, 1998. Apache's ratio of current assets to current liabilities at June 30, 1999 was 1.17:1 compared to .74:1 at December 31, 1998.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of June 30, 1999, Apache's available borrowing capacity under its global credit facility was $836 million.

IMPACT OF THE YEAR 2000 ISSUE

     The inability of some computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000 (the Year 2000 issue) poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. Apache has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk associated with hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on external trading partners. The project phases, expected completion dates and percentage complete as of June 1999 are as follows:

                                                                                          PERCENT
                         PHASE                           COMPLETION DATE                  COMPLETE
         ---------------------------------------        -------------------            ---------------
         Organization                                           July 1998                    100%

         Assessment                                         November 1998                    100%
             Desktop Computers
             Network Hardware
             Software
             Embedded Systems
             External Trading Partners
             Building/Infrastructure Systems
             Telecommunications Systems

         Implementation/Replacement                        September 1999                     75%
             Computer Hardware
             Core Business Software
             Desktop Software
             Embedded Systems
             Building Systems

         Contact External Trading Partners                     March 1999                    100%

         Contingency Planning                                 August 1999                     90%


     To date, the Company is not aware of any significant Year 2000 issues that would cause problems in the area of safety, environmental or business interruption. The Company has assessed the risks associated with hardware, software, infrastructure, embedded chips and external trading partners that are not Year 2000 compliant. While Apache is confident that Year 2000 remediation efforts will succeed in minimizing exposure to business disruption, plans are being developed that will allow continuation of business in all but the worst case scenarios. All remediation and replacement efforts and contingency planning are expected to be complete by September 1999. All critical external trading partners have been contacted to determine Year 2000 readiness. Such responses indicate they will be compliant by year-end.

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

EXPLOITING EXISTING ASSET BASE

     We seek to maximize the value of our existing asset base by reducing operating costs per unit and increasing the amount of recoverable reserves. In order to achieve these objectives, we rigorously pursue operations to cut costs, identify production enhancement initiatives such as workovers and recompletions, and divest marginal and non-strategic properties.

ACQUIRING PROPERTIES TO WHICH WE CAN ADD INCREMENTAL VALUE

     We seek to purchase reserves at appropriate prices by generally avoiding auction processes where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction.

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

     SFAS No. 133 is required to be adopted on January 1, 2001, although earlier adoption is permitted. The Company is analyzing the effects of SFAS No. 133, but has not yet quantified the potential financial statement impact, if any, or determined the timing or method of adoption. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial condition or results of operations.

CHINA

     On May 28, 1999, Apache China (an indirectly, wholly owned subsidiary of the Company) sent a notice of default to XCL-China, a participant with Apache China in the Zhao Dong Block offshore the People's Republic of China, and its parent company, XCL, Ltd., pursuant to the agreements governing the project. Prior to the expiration of the cure period, XCL-China and XCL, Ltd. filed petitions initiating arbitration proceedings against Apache China. The actions seek to disallow approximately $17 million in costs expended by Apache China to develop the Zhao Dong Block, including $10 million in costs billed by Apache China to XCL-China that have not been paid. In addition, XCL-China has advised Apache China of XCL-China's intent to seek the removal of Apache China as operator of the Block. Apache China has denied all of the allegations made by XCL-China in its petition and will vigorously contest them. On June 25, 1999, Apache China filed a petition in U.S. Bankruptcy Court in Opelousas, Louisiana, to place XCL-China into involuntary bankruptcy on account of XCL-China's failure to pay its share of costs related to development of the Zhao Dong Block. XCL-China has denied the allegations contained in Apache China's petition and has filed a motion to dismiss the petition.


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

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 6, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

           Out of a total of 97,812,383 shares of the Company's common stock outstanding and entitled to vote, 86,791,406 shares were present at the meeting in person or by proxy, representing approximately 88.7 percent. Matters voted upon at the meeting were as follows:

               Election of four directors to serve on the Company's board of directors. Mr. Farris, Mr. Ferlic, Mr. Frazier and Mr. Kocur were elected to serve until the annual meeting in 2002. The vote tabulation with respect to each nominee was as follows:

                                                                    AUTHORITY
                          NOMINEE                   FOR             WITHHELD
                  ------------------------      -------------     --------------
                  G. Steven Farris                86,043,700            747,706
                  Randolph M. Ferlic              86,167,993            623,413
                  A. D. Frazier, Jr.              77,087,448          9,703,958
                  John A. Kocur                   86,010,059            781,347


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  12.1 - Statement of computation of ratios of earnings to fixed charges and combined fixed charges and preferred stock dividends.

                  27.1  -  Financial Data Table

           (b)    Reports filed on Form 8-K

                  The following current reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999:

                           April 29, 1999 - Item 5. Other Events

                  Offering to the public of (i) 14,950,000 shares of Apache common stock, par value $1.25 per share, and (ii) 7,000,000 depositary shares, representing Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C, no par value. The shares of common stock and the depositary shares were registered pursuant to a registration statement on Form S-3 (Registration No. 333-75633).

                           May 18, 1999 - Item 2. Acquisition or Disposition of Assets

                  Apache closed the purchase from Shell Offshore Inc. and affiliates ("Shell") of (i) Shell's interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico, (ii) certain production-related assets, and (iii) proprietary 3-D seismic data covering over 1,000 blocks in the Gulf of Mexico.

                           June 22, 1999 - Item 5. Other Events

                  Offering to the public of $150 million principal amount of 7.625% Senior Notes due 2019, issued under an indenture dated February 15, 1996 and supplemented November 5, 1996, and registered pursuant to a registration statement on Form S-3 (Registration No. 333-44731.)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APACHE CORPORATION



Dated:  August 12, 1999             /s/ Roger B. Plank
                                    -------------------------------------------
                                    Roger B. Plank
                                    Vice President and Chief Financial Officer



Dated:  August 12, 1999             /s/ Thomas L. Mitchell
                                    -------------------------------------------
                                    Thomas L. Mitchell
                                    Vice President and Controller
                                    (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Description
-------           -----------
12.1       -      Statement of computation of ratios of earnings to fixed
                  charges and combined fixed charges and preferred stock
                  dividends.

27.1       -      Financial Data Table