Form 10-Q
period 1999-09-30
APACHE CORP
filed 1999-11-12
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1999

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from                     to
                                  -------------------    ---------------------

                          Commission File Number 1-4300


                               APACHE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     Delaware                              41-0747868
            -------------------------------            ----------------------
            (State or Other Jurisdiction of              (I.R.S. Employer
            Incorporation or Organization)             Identification Number)

            Suite 100, One Post Oak Central
       2000 Post Oak Boulevard, Houston, TX                  77056-4400
       ----------------------------------------             -------------
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



Number of shares of Registrant's common stock, outstanding as of September 30,
1999.....................114,083,242

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                     FOR THE QUARTER              FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                 ------------------------      ------------------------
                                                   1999           1998           1999           1998
                                                 ---------      ---------      ---------      ---------
                                                       (In thousands, except per common share data)
REVENUES:
   Oil and gas production revenues               $ 338,633      $ 182,801      $ 744,012      $ 590,606
   Gathering, processing and marketing revenues     44,961         29,756        105,456         88,872
   Other revenues                                    1,797           (874)         5,274         (1,722)
                                                 ---------      ---------      ---------      ---------

                                                   385,391        211,683        854,742        677,756
                                                 ---------      ---------      ---------      ---------

OPERATING EXPENSES:
   Depreciation, depletion and amortization        119,189         94,818        313,010        290,604
   Operating costs                                  60,646         49,344        158,771        158,511
   Gathering, processing and marketing costs        44,429         28,970        103,626         86,590
   Administrative, selling and other                15,221         13,860         37,685         34,026
   Financing costs:
      Interest expense                              33,479         30,167         97,586         90,498
      Amortization of deferred loan costs            1,101          1,107          3,316          3,415
      Capitalized interest                         (13,694)       (12,883)       (39,663)       (36,271)
      Interest income                                 (572)        (1,090)        (1,396)        (3,560)
                                                 ---------      ---------      ---------      ---------

                                                   259,799        204,293        672,935        623,813
                                                 ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                         125,592          7,390        181,807         53,943
   Provision for income taxes                       52,814          4,189         78,429         24,150
                                                 ---------      ---------      ---------      ---------

NET INCOME                                          72,778          3,201        103,378         29,793
   Preferred stock dividends                         4,947            584          9,503            584
                                                 ---------      ---------      ---------      ---------

INCOME ATTRIBUTABLE TO COMMON STOCK              $  67,831      $   2,617      $  93,875      $  29,209
                                                 =========      =========      =========      =========

NET INCOME PER COMMON SHARE:
   Basic                                         $     .59      $     .03      $     .89      $     .30
                                                 =========      =========      =========      =========
   Diluted                                       $     .59      $     .03      $     .88      $     .30
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

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)


                                                                                      FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                       1999             1998
                                                                                    -----------      -----------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $   103,378      $    29,793
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                       313,010          290,604
         Amortization of deferred loan costs                                              3,316            3,415
         Provision for deferred income taxes                                             41,912            2,771
         Other                                                                             (623)             364
   Cash distributions in excess of earnings of affiliates                                    --            1,523
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                            (116,188)          54,338
         Increase in advances to oil and gas ventures and other                          (8,388)          (3,510)
         (Increase) decrease in deferred charges and other                               (3,132)          16,276
         Increase (decrease) in payables                                                 51,100          (62,585)
         Increase (decrease) in accrued expenses                                         14,798           (3,988)
         Increase (decrease) in advances from gas purchaser                             (17,808)          56,891
         Increase (decrease) in deferred credits and noncurrent liabilities               8,006           (4,486)
                                                                                    -----------      -----------

             Net cash provided by operating activities                                  389,381          381,406
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                 (425,698)        (512,515)
   Acquisition of Shell properties                                                     (687,632)              --
   Acquisition of British-Borneo interests, net of cash acquired                        (83,590)              --
   Non-cash portion of net oil and gas property additions                               (42,015)         (29,130)
   Proceeds received from sales of property and equipment                               149,737          130,753
   Proceeds from sale of assets held for resale                                              --           62,998
   Proceeds from sale of stock held for investment                                           --           26,147
   Other, net                                                                            (9,983)         (15,418)
                                                                                    -----------      -----------

             Net cash used in investing activities                                   (1,099,181)        (337,165)
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                                 733,758          446,248
   Payments on long-term debt                                                          (645,872)        (498,420)
   Dividends paid                                                                       (29,331)         (20,335)
   Proceeds from issuance of preferred stock                                            210,490           98,630
   Common stock activity, net                                                           456,459            1,085
   Treasury stock activity, net                                                         (12,072)         (21,430)
   Cost of debt and equity transactions                                                  (1,495)            (420)
                                                                                    -----------      -----------

             Net cash provided by financing activities                                  711,937            5,358
                                                                                    -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,137           49,599

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           14,537            9,686
                                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    16,674      $    59,285
                                                                                    ===========      ===========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             1999            1998
                                                                         -------------    ------------
                                                                               (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $      16,674    $     14,537
   Receivables                                                                 272,977         159,806
   Inventories                                                                  44,935          40,948
   Advances to oil and gas ventures and other                                   20,585          11,679
                                                                         -------------    ------------

                                                                               355,171         226,970
                                                                         -------------    ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                      6,786,938       5,901,863
      Unproved properties and properties under
         development, not being amortized                                      808,758         637,854
   Gas gathering, transmission and processing facilities                       414,544         354,506
   Other                                                                        97,718          88,422
                                                                         -------------    ------------
                                                                             8,107,958       6,982,645
   Less:  Accumulated depreciation, depletion and amortization              (3,576,608)     (3,255,104)
                                                                         -------------    ------------

                                                                             4,531,350       3,727,541
                                                                         -------------    ------------
OTHER ASSETS:
   Deferred charges and other                                                   41,015          41,551
                                                                         -------------    ------------

                                                                         $   4,927,536    $  3,996,062
                                                                         =============    ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1999             1998
                                                                      -----------      -----------
                                                                             (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                               $    24,307      $    15,500
   Accounts payable                                                       169,908          115,111
   Accrued operating expense                                               21,759           18,990
   Accrued exploration and development                                     79,013          120,855
   Accrued compensation and benefits                                       16,161           10,692
   Accrued interest                                                        25,489           19,054
   Other accrued expenses                                                   5,977            5,572
                                                                      -----------      -----------

                                                                          342,614          305,774
                                                                      -----------      -----------

LONG-TERM DEBT                                                          1,422,337        1,343,258
                                                                      -----------      -----------

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES:
      Income taxes                                                        332,596          270,493
      Advances from gas purchaser                                         187,660          205,468
      Other                                                                76,439           69,236
                                                                      -----------      -----------

                                                                          596,695          545,197
                                                                      -----------      -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                             98,387           98,387
      Series C, 6.5% Conversion Preferred Stock,
         140,000 shares issued and outstanding                            210,490               --
   Common stock, $1.25 par, 215,000,000 shares authorized,
      116,390,278 and 99,790,337 shares issued, respectively              145,488          124,738
   Paid-in capital                                                      1,708,876        1,245,738
   Retained earnings                                                      474,169          403,098
   Treasury stock, at cost, 2,307,036 and 2,021,215 shares,
      respectively                                                        (48,736)         (36,924)
   Accumulated other comprehensive income                                 (22,784)         (33,204)
                                                                      -----------      -----------

                                                                        2,565,890        1,801,833
                                                                      -----------      -----------

                                                                      $ 4,927,536      $ 3,996,062
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                PREFERRED     PREFERRED
                                              COMPREHENSIVE       STOCK         STOCK        COMMON        PAID-IN
(In thousands)                                   INCOME         SERIES B       SERIES C       STOCK        CAPITAL
                                             ---------------   ------------  ------------  -----------  --------------
BALANCE AT DECEMBER 31, 1997                                   $         --  $         --  $   118,098  $    1,085,063
   Comprehensive income:
     Net income                              $        29,793             --            --           --              --
     Currency translation adjustments                (11,913)            --            --           --              --
                                             ---------------
   Comprehensive income                      $        17,880
                                             ===============
   Dividends:
     Preferred                                                           --            --           --              --
     Common ($.21 per share)                                             --            --           --              --
   Preferred shares issued                                           98,515            --           --              --
   Common shares issued                                                  --            --        6,626         153,124
   Treasury shares purchased, net                                        --            --           --              --
                                                               ------------  ------------  -----------  --------------

BALANCE AT SEPTEMBER 30, 1998                                  $     98,515  $         --  $   124,724  $    1,238,187
                                                               ============  ============  ===========  ==============

BALANCE AT DECEMBER 31, 1998                                   $     98,387  $         --  $   124,738  $    1,245,738
   Comprehensive income:
     Net income                              $       103,378             --            --           --              --
     Currency translation adjustments                  9,932             --            --           --              --
     Unrealized gain on marketable
       securities, net of applicable
       income taxes of $293                              488             --            --           --              --
                                             ---------------
   Comprehensive income                      $       113,798
                                             ===============
   Dividends:
     Preferred                                                           --            --           --              --
     Common ($.21 per share)                                             --            --           --              --
   Preferred shares issued                                               --       210,490           --              --
   Common shares issued                                                  --            --       20,750         463,138
   Treasury shares purchased, net                                        --            --           --              --
                                                               ------------  ------------  -----------  --------------

BALANCE AT SEPTEMBER 30, 1999                                  $     98,387  $    210,490  $   145,488  $    1,708,876
                                                               ============  ============  ===========  ==============



                                                                           ACCUMULATED
                                                                              OTHER            TOTAL
                                               RETAINED       TREASURY    COMPREHENSIVE    SHAREHOLDERS'
(In thousands)                                 EARNINGS        STOCK          INCOME           EQUITY
                                              ------------  ------------  ---------------  ---------------
BALANCE AT DECEMBER 31, 1997                  $    561,981  $    (15,506) $       (20,459) $     1,729,177
   Comprehensive income:
     Net income                                     29,793            --               --           29,793
     Currency translation adjustments                   --            --          (11,913)         (11,913)

   Comprehensive income

   Dividends:
     Preferred                                        (584)           --               --             (584)
     Common ($.21 per share)                       (20,647)           --               --          (20,647)
   Preferred shares issued                              --            --               --           98,515
   Common shares issued                                 --            --               --          159,750
   Treasury shares purchased, net                       --       (21,430)              --          (21,430)
                                              ------------  ------------  ---------------  ---------------

BALANCE AT SEPTEMBER 30, 1998                 $    570,543  $    (36,936) $       (32,372) $     1,962,661
                                              ============  ============  ===============  ===============

BALANCE AT DECEMBER 31, 1998                  $    403,098  $    (36,924) $       (33,204) $     1,801,833
   Comprehensive income:
     Net income                                    103,378            --               --          103,378
     Currency translation adjustments                   --            --            9,932            9,932
     Unrealized gain on marketable
       securities, net of applicable
       income taxes of $293                             --            --              488              488

   Comprehensive income

   Dividends:
     Preferred                                      (9,503)           --               --           (9,503)
     Common ($.21 per share)                       (22,804)           --               --          (22,804)
   Preferred shares issued                              --            --               --          210,490
   Common shares issued                                 --            --               --          483,888
   Treasury shares purchased, net                       --       (11,812)              --          (11,812)
                                              ------------  ------------  ---------------  ---------------

BALANCE AT SEPTEMBER 30, 1999                 $    474,169  $    (48,736) $       (22,784) $     2,565,890
                                              ============  ============  ===============  ===============


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

     On May 18, 1999, Apache acquired from Shell Offshore Inc. and affiliated Shell entities (Shell) its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell transaction also included certain production-related assets and proprietary 3D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price, subject to post closing adjustments, was $687.6 million in cash and one million shares of Apache common stock (valued at $28.125 per share). The Shell transaction included estimated proved reserves of approximately 123.2 MMboe as of the effective date.

     The Shell transaction has been accounted for using the purchase method of accounting and is included in the Company's financial statements from mid-May of 1999, the date the transaction was completed. The unaudited pro forma disclosure below presents results as if the Company had owned the properties for the entire nine months. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                            FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1999
                                                  ---------------------------------------------
                                                    AS REPORTED                   PRO FORMA
                                                  ----------------              ---------------
                                                  (In thousands, except per common share data)
          Revenues                                $        854,742              $       929,679
          Net income                                       103,378                      118,656
          Preferred stock dividends                          9,503                       14,792
          Income attributable to common stock               93,875                      103,864

          Net income per common share:
            Basic                                 $            .89              $           .91
            Diluted                                            .88                          .91

          Average common shares outstanding                105,874                      113,878


     On June 18, 1999, the Company acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo Oil and Gas Plc (British-Borneo) in exchange for $83.6 million cash and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included estimated proved reserves of approximately
15.9 MMboe as of the effective date.

     The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):

        Value of properties acquired, including gathering and transportation facilities        $        98,582
        Value of Gulf of Mexico leases                                                                  (3,209)
        Working capital acquired, net                                                                    4,123
        Deferred income tax liability                                                                  (15,906)
                                                                                               ---------------

        Cash paid, net of cash acquired                                                        $        83,590
                                                                                               ===============


     On October 5, 1999, Apache entered into an agreement with Shell Canada Limited (Shell Canada) to acquire producing properties and other assets for C$770 million (US$523.6 million at September 30, 1999). The producing properties consist of 150,400 net acres and comprise 20 fields with an average working interest of 55 percent and proved reserves of 87.5 MMboe. Apache will also acquire 294,294 net acres of undeveloped leaseholdings, 100 percent interest in a gas processing plant with a potential throughput capacity of 160 million cubic feet (MMcf) per day, and 52,700 square miles of 2-D seismic and 884 square miles of 3-D seismic. The Shell Canada transaction will be effective November 1, 1999, and is expected to close no later than November 30, 1999. Apache plans to fund the purchase with cash on hand and borrowings under its global credit facility or commercial paper program.

     Divestitures - On September 3, 1999, Apache sold its holdings in the Ivory Coast by selling its wholly owned subsidiary, Apache Cote d'Ivoire Petroleum LDC, for a total sales price of $46.1 million to a consortium consisting of Mondoil Cote d'Ivoire LLC and Saur Energie Cote d'Ivoire. The sale consisted of
13.7 MMboe of proved reserves and the gain was recorded to Other Revenues.

     Additionally, during the nine months ended September 30, 1999, Apache sold
27.8 MMboe of proved reserves in several transactions from largely marginal North American properties, collecting cash of $103.6 million.


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

     The following table provides supplemental disclosure of cash flow information:

                                                            FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                       ----------------------------------
                                                          1999                   1998
                                                       -----------            -----------
                                                                 (In thousands)
          Cash paid during the period for:
            Interest (net of amounts capitalized)      $    51,488            $    52,095
            Income taxes (net of refunds)                   36,517                 21,379


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

     On November 2, 1999, Apache filed a shelf registration for $400 million of debt securities. Proceeds from the debt securities, being offered by Apache Finance Canada Corporation (Apache Finance Canada), may be used to finance and invest in Apache's Canadian operations, to repay outstanding debt, for working capital, capital expenditures and acquisitions.


4.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------
                                                          1999                                  1998
                                           ------------------------------------  ------------------------------------
                                             INCOME      SHARES     PER SHARE      INCOME       SHARES     PER SHARE
                                           ----------  -----------  -----------  -----------  -----------  ----------
                                                            (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock     $   67,831      114,088  $       .59  $     2,617       98,205  $      .03
                                                                    ===========                            ==========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                              --          735                        --         132
                                           ----------  -----------               -----------  ----------

DILUTED:
   Income attributable to common stock
    after assumed conversions              $   67,831      114,823  $       .59  $     2,617      98,337   $      .03
                                           ==========  ===========  ===========  ===========  ==========   ==========


                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------
                                                          1999                                  1998
                                           ------------------------------------  ------------------------------------
                                             INCOME      SHARES     PER SHARE      INCOME       SHARES    PER SHARE
                                           ----------  -----------  -----------  -----------  ----------  -----------
                                                            (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock     $   93,875      105,874  $       .89  $    29,209      98,131  $       .30
                                                                    ===========                           ===========

EFFECT OF DILUTIVE SECURITIES:
   Stock option plans                              --          408                        --         299
                                           ----------  -----------               -----------  ----------

DILUTED:
   Income attributable to common stock
    after assumed conversions              $   93,875      106,282  $       .88  $    29,209      98,430  $       .30
                                           ==========  ===========  ===========  ===========  ==========  ===========


     The 6-percent convertible subordinated debentures were not included in the computation of diluted net income per common share for the nine months ended September 30, 1998, because to do so would have been antidilutive. Such debentures were converted into shares of Apache common stock or redeemed in January 1998.

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



                                                                                               OTHER
                                      UNITED STATES     CANADA        EGYPT     AUSTRALIA   INTERNATIONAL    TOTAL
                                      -------------  ------------ ------------ ------------ ------------- -----------
                                                                   (IN THOUSANDS)
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999

Oil and Gas Production Revenues...... $     466,517  $     54,791 $    143,618 $     77,149 $       1,937 $   744,012
                                      =============  ============ ============ ============ ============= ===========

Operating Income (1)................. $     151,775  $     18,472 $     73,103 $     30,279 $         432 $   274,061
                                      =============  ============ ============ ============ =============

Other Income (Expense):
   Other revenues....................                                                                           5,274
   Administrative, selling and other.                                                                         (37,685)
   Financing costs, net..............                                                                         (59,843)
                                                                                                          -----------
Income Before Income Taxes...........                                                                     $   181,807
                                                                                                          ===========

Total Assets......................... $   2,785,853  $    332,301 $    897,328 $    766,164 $     145,890 $ 4,927,536
                                      =============  ============ ============ ============ ============= ===========


FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1998

Oil and Gas Production Revenues...... $     390,946  $     44,233 $    103,726 $     51,701 $          -- $   590,606
                                      =============  ============ ============ ============ ============= ===========

Operating Income (1)................. $      77,821  $      9,117 $     43,437 $     13,398 $          -- $   143,773
                                      =============  ============ ============ ============ =============

Other Income (Expense):
   Other revenues....................                                                                          (1,722)
   Administrative, selling and other.                                                                         (34,026)
   Financing costs, net..............                                                                         (54,082)
                                                                                                          -----------
Income Before Income Taxes...........                                                                     $    53,943
                                                                                                          ===========

Total Assets......................... $   2,338,751  $    297,362 $    815,541 $    563,628 $     129,012 $ 4,144,294
                                      =============  ============ ============ ============ ============= ===========


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

     Apache's strengthened balance sheet put the company in a better position to endure the impact of low oil and gas prices in 1998 and the first quarter of 1999, and to negotiate an agreement with Shell to acquire a package of properties located offshore in the Gulf of Mexico. That acquisition constituted the largest transaction in the Company's history in terms of purchase price and quantity of proved reserves acquired. Production from the acquired properties was first recorded in the second quarter of 1999. On October 5, 1999, Apache entered into an agreement with Shell Canada to acquire 20 fields with an average working interest of 55 percent and proved reserves of 87.5 MMboe and other assets.

     Apache's results of operations and financial position for the first nine months of 1999, were significantly impacted by the following factors:

     Commodity Prices - Apache's average realized oil price increased $3.27 per barrel from $13.20 per barrel in the first nine months of 1998 to $16.47 per barrel in the comparable 1999 period, increasing revenues by $66.4 million. The average realized price for natural gas increased $.10 per thousand cubic feet
(Mcf) from $1.95 per Mcf in the first nine months of 1998 to $2.05 per Mcf in 1999, positively impacting revenues by $17.0 million.

     Operations - Oil production increased 14 percent during the first nine months of 1999 when compared to the same period last year. The increase was primarily due to the acquisition from Shell in the U.S., included since mid-May of 1999, the acquisition of certain oil and gas interests in the Carnarvon Basin, offshore Western Australia, from subsidiaries of Novus Petroleum Limited (Novus) in November 1998 and the full-period impact of production from Australia's Stag field which began in May 1998. The increase in oil production positively impacted revenues by $47.4 million. Gas production increased six percent which positively impacted revenues by $20.2 million.


RESULTS OF OPERATIONS

     Apache reported 1999 third quarter income attributable to common stock of $67.8 million versus income of $2.6 million in the prior year. Basic net income per common share of $.59 for the third quarter of 1999 was significantly higher than the $.03 reported in 1998. A significant increase in oil and gas production revenues was partially offset by higher DD&A expense, operating costs, preferred stock dividends, net financing costs and administrative, selling and other (G&A) expense.

     For the first nine months of 1999, net income of $93.9 million, or $.89 per share, compared to $29.2 million, or $.30 per share, in the comparable 1998 period. The increase resulted primarily from higher oil and gas production revenues partially offset by higher DD&A expense (although DD&A per boe is lower), preferred stock dividends, net financing costs and G&A expense.

     For the third quarter of 1999, revenues increased 82 percent to $385.4 million compared to $211.7 million in 1998, driven by an 85 percent increase in oil and gas production revenues. The increase in oil and gas production revenues was the result of a 64 percent increase in the average realized oil price, a 36 percent increase in oil production, a 20 percent increase in natural gas production and a 27 percent increase in the average realized price for natural gas. Crude oil, including natural gas liquids, contributed 55 percent and natural gas contributed 45 percent of oil and gas production revenues.

     For the first nine months of 1999, total revenues increased 26 percent to $854.7 million as compared to $677.8 million for the same period in 1998. Revenues from oil and gas production increased 26 percent over the same period in 1998, with crude oil, including natural gas liquids, contributing 53 percent and natural gas contributing 47 percent of total oil and gas production revenues.

     Volume and price information for the Company's oil and gas production is summarized in the following table:

                                        FOR THE QUARTER ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------   ---------------------------------------
                                                                    INCREASE                                 INCREASE
                                          1999           1998      (DECREASE)      1999          1998       (DECREASE)
                                      -------------  ------------- ----------   ------------  ------------  -----------
Natural Gas Volume - Mcf per day:
    United States                           495,226        413,818      20%          447,010       443,546        1%
    Canada                                   92,885        107,651     (14)%         100,115       101,102       (1)%
    Egypt                                    16,615          2,044     713%            8,155           986      727%
    Australia                                85,603         52,544      63%           71,786        48,988       47%
    Ivory Coast                               3,470             --      --             3,674            --       --
                                      -------------  -------------              ------------  ------------

      Total                                 693,799        576,057      20%          630,740       594,622        6%
                                      =============  =============              ============  ============

Average Natural Gas price - Per Mcf:
    United States                     $        2.58  $        2.07      25%     $       2.22  $       2.14        4%
    Canada                                     1.89           1.28      48%             1.64          1.30       26%
    Egypt                                      3.45           1.68     105%             3.10          1.78       74%
    Australia                                  1.52           1.43       6%             1.51          1.52       (1)%
    Ivory Coast                                1.71             --      --              1.72            --       --
      Total                                    2.37           1.86      27%             2.05          1.95        5%

Oil Volume - Barrels per day:
    United States                            51,994         31,691      64%           42,611        35,330       21%
    Canada                                    2,082          2,107      (1)%           2,110         2,067        2%
    Egypt                                    33,163         27,892      19%           30,415        28,801        6%
    Australia                                 9,936          9,717       2%            9,905         8,359       18%
    Ivory Coast                                  51             --      --                49            --       --
                                      -------------  -------------              ------------  ------------

      Total                                  97,226         71,407      36%           85,090        74,557       14%
                                      =============  =============              ============  ============

Average Oil price - Per barrel:
    United States                     $       19.80  $       12.19      62%     $      16.29  $       13.14      24%
    Canada                                    19.31          11.70      65%            14.98          13.12      14%
    Egypt                                     20.90          12.60      66%            16.47          13.13      25%
    Australia                                 23.33          13.29      76%            17.57          13.75      28%
    Ivory Coast                               18.11             --      --             15.68             --      --
      Total                                   20.52          12.49      64%            16.47          13.20      25%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                             3,583          2,025      77%            2,887          2,010      44%
    Canada                                      583            577       1%              605            613      (1)%
                                      -------------  -------------              ------------  ------------

      Total                                   4,166          2,602      60%            3,492          2,623      33%
                                      =============  =============              ============  ============

Average NGL Price - Per barrel:
    United States                     $        9.08  $        9.09      --      $       8.52  $        8.58      (1)%
    Canada                                    12.80           6.09     110%             8.59           6.52      32%
      Total                                    9.60           8.43      14%             8.53           8.10       5%



THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

     Natural gas sales for the third quarter of 1999 totaled $151.4 million, 53 percent higher than the third quarter of 1998. Average realized natural gas prices increased 27 percent, positively affecting revenue by $26.9 million. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities decreased the Company's realized gas price by $.02 per Mcf during the third quarter of 1999 and increased the realized gas price by $.06 for the same period in 1998.

     Natural gas production increased 118 million cubic feet per day (MMcf/d), or 20 percent, on a worldwide basis, positively impacting revenue by $25.7 million. Increases were driven by the Shell transaction in the United States and Australian acquisition activity. To a lesser extent, initial production from the Western Desert Pipeline from the Khalda concession contributed to the overall increase.

     The Company's crude oil sales for the third quarter of 1999 totaled $183.6 million, a 124 percent increase from the third quarter of 1998, due to increased average realized prices and production volumes.

     Third quarter 1999 oil production increased 36 percent compared to the prior year primarily the result of a 64 percent increase in the United States attributable to production from the Shell properties acquired in the second quarter of 1999. Egyptian oil production increased 19 percent in the third quarter of 1999 as a result of the price-driven dynamics of certain production sharing contracts and to a lesser extent, drilling and development activity.

     The Company's realized price for sales of crude oil in the third quarter of 1999 increased $8.03 per barrel, or 64 percent, resulting in an increase in revenue of $52.8 million compared to the same period in 1998. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities decreased the Company's realized oil price by $.11 per barrel during the third quarter of 1999, and had no impact on the Company's realized price during the third quarter of 1998.

     Revenue from the sale of natural gas liquids totaled $3.7 million for the third quarter of 1999, compared to $2.0 million for the third quarter of 1998 in response to a 60 percent increase in natural gas liquids production and a 14 percent improvement in realized prices.

     Apache initiated production offshore the Ivory Coast in the first quarter of 1999. First sales of natural gas were delivered in March 1999. On September 3, 1999, Apache sold its Ivory Coast subsidiary for $46.1 million.

YEAR-TO-DATE 1999 COMPARED TO YEAR-TO-DATE 1998

     Natural gas sales for the first nine months of 1999 of $353.3 million increased $37.3 million, or 12 percent, from those recorded in the same period of 1998 primarily as a result of increased production volumes and realized prices. Average realized natural gas prices increased five percent, positively affecting revenue by $17.0 million. U.S. natural gas production, which comprised 71 percent of the Company's worldwide gas production, sold at an average price of $2.22 per Mcf, four percent higher than in 1998, positively impacting natural gas sales by $8.7 million. Natural gas production increased 36 MMcf/d, or six percent, on a worldwide basis, favorably impacting revenue by $20.2 million. Development activities and the impact of producing property acquisitions during late 1998 increased natural gas production in Australia by 23 MMcf/d. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities increased the Company's realized gas price by $.02 per Mcf during the first nine months of 1999 and by $.06 per Mcf during the same period of 1998.

     For the first nine months of 1999, oil revenues of $382.6 million increased $113.8 million, or 42 percent, from the same period in 1998 due to improved production and higher oil prices. On a worldwide basis, average oil prices increased $3.27 per barrel, or 25 percent, to $16.47 per barrel positively impacting oil sales by $66.4 million. Oil production increased 10,533 barrels per day, or 14 percent, for the first nine months of 1999 primarily due to increases in the United States. Domestic oil production increased 7,281 barrels per day, or 21 percent, primarily due to the Shell acquisition. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities decreased the Company's realized oil price by $.04 per barrel during the first nine months of 1999, and had no impact on the Company's realized price during the first nine months of 1998.

     Natural gas liquids revenues for the first nine months of 1999 of $8.1 million increased $2.3 million, or 40 percent, from the same period in 1998. Natural gas liquids production increased 869 barrels per day, or 33 percent and natural gas liquids prices increased by $.43 per barrel, or five percent.


OTHER REVENUES AND OPERATING EXPENSES

     During the third quarter and first nine months of 1999, Apache's gas gathering, processing and marketing revenues increased 51 percent and 19 percent, respectively, to $45.0 million and $105.5 million, as a result of increases in volumes and prices in both periods. While revenues increased with respect to these activities, there was a greater increase in gas gathering, processing and marketing costs for the first nine months of 1999, thus lower margins were realized for this period as compared to 1998.

     Other revenues for the third quarter of 1999 and the first nine months of 1999 were $1.8 million and $5.3 million, respectively, primarily consisting of the gain on the sale of the Company's Ivory Coast subsidiary.

     The Company's DD&A expense for the third quarter and first nine months of 1999 totaled $119.2 million and $313.0 million, respectively, compared to $94.8 million and $290.6 million for the comparable periods in 1998. On an equivalent barrel basis, full cost DD&A expense decreased $.02 per barrel of oil equivalent
(boe), from $5.64 per boe in the third quarter of 1998 to $5.62 per boe for the same period in 1999. For the nine months ended September 30, 1999, the full cost DD&A rate totaled $5.56 per boe compared to $5.62 per boe in 1998. United States production accounted for 62 percent of worldwide production in the first nine months of 1999, and 63 percent in the first nine months of 1998. An eight percent increase in United States production and a $.01 decrease in the DD&A rate for the first nine months of 1999 as compared to 1998, accounted for the decrease in the overall rate.

     Operating costs, including lease operating expense and severance taxes, increased 23 percent from $49.3 million in the third quarter of 1998 to $60.6 million for the same period in 1999. For the first nine months of 1999, operating costs totaled $158.8 million, slightly higher than the $158.5 million for the same period in 1998. For the third quarter and first nine months of 1999, lease operating expense, excluding severance taxes, totaled $51.1 million and $136.7 million, respectively, compared to $43.3 million and $136.5 million for the comparable periods in 1998. On an equivalent barrel basis, lease operating expense decreased from $2.77 per boe in the third quarter of 1998 to $2.56 per boe in the third quarter of 1999. For the first nine months of 1999, lease operating expense averaged $2.59 per boe, a nine percent decrease from $2.84 per boe, for the same period in 1998. Domestic per unit costs were significantly reduced due to lower Gulf Coast region repairs, maintenance, power and fuel costs resulting from the sale of marginal properties, and by lower Western region repairs and maintenance costs.

     G&A expense in the third quarter and first nine months of 1999 increased $1.4 million or ten percent, and $3.7 million or 11 percent, respectively, from a year ago. These increases were the result of planned spending increases. On an equivalent barrel basis, G&A expense remained constant at $.71 per boe, for the first nine months of 1999 and 1998.

     Net financing costs for the third quarter of 1999 increased $3.0 million, or 17 percent, from the prior year due to higher gross interest expense and reduced interest income, mitigated by higher capitalized interest. Gross interest expense increased $3.3 million due to a higher average outstanding debt balance. Net financing costs increased 11 percent from $54.1 million in the first nine months of 1998 to $59.8 million in the comparable 1999 period due to higher average debt outstanding and reduced interest income, partially offset by an increase in capitalized interest. Additional capitalized interest associated with the construction of Egyptian pipeline projects contributed to the increase. The decrease in interest income was due to a lower cash balance in the first nine months of 1999.


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

     Capital Expenditures - A summary of oil and gas capital expenditures during the first nine months of 1999 and 1998 is presented below (in millions):

                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                   ------------------------------------
                                                      1999                     1998
                                                   ------------            ------------
          Exploration and development:
              United States                        $      127.4            $      173.4
              Canada                                       24.1                    55.1
              Egypt                                        42.5                    80.3
              Australia                                    41.1                    60.3
              Other international                          17.4                    35.1
                                                   ------------            ------------

                                                          252.5                   404.2
          Capitalized Interest                             39.7                    36.3
                                                   ------------            ------------

                 Total                             $      292.2            $      440.5
                                                   ============            ============

          Acquisition of oil and gas properties    $      893.8            $       18.2
                                                   ============            ============


     In North America, Apache completed 81 producing wells out of 97 wells drilled during the first nine months of 1999, while internationally the Company discovered 38 new producers out of 51 wells drilled. Worldwide, the Company was drilling or completing an additional 69 wells as of September 30, 1999. In addition, Apache completed 288 production enhancement projects, including 128 recompletions, during the first nine months of 1999.

     Property acquisitions in the first nine months of 1999, primarily represented acquisitions of producing properties in the Company's existing focus areas.

     On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec for an adjusted purchase price of approximately $66.7 million. The Petsec transaction included estimated proved reserves of approximately 10.2 MMboe as of the effective date.

     On May 18, 1999, Apache acquired from Shell its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell transaction also included certain production-related assets and proprietary 3D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price, subject to post closing adjustments, was $687.6 million in cash and one million shares of Apache common stock (valued at $28.125 per share). The Shell transaction included estimated proved reserves of approximately 123.2 MMboe as of the effective date.

     On June 18, 1999, the Company acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo in exchange for $83.6 million cash and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included estimated proved reserves of approximately 15.9 MMboe as of the effective date.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first nine months of 1999 totaled $389.4 million, an increase of two percent from $381.4 million in the first nine months of 1998. This increase was primarily due to an increase in oil and gas prices and production.

     Stock Transactions - In May 1999, Apache issued 14,950,000 shares ($463.5 million) of Apache common stock and 140,000 shares ($217 million) of the Preferred Stock in the form of seven million Depositary Shares each representing 1/50th of a share of the Preferred Stock. The Preferred Stock is not subject to a sinking fund or mandatory redemption. On May 15, 2002, each Depositary Share will automatically convert, subject to adjustments, into not more than one share and not less than 0.8197 of a share of Apache common stock, depending on the market price of Apache common stock at that time.

     In the third quarter, the Company purchased 300,000 Treasury Shares at an average price of $40.20 per share.

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

     Liquidity - The Company had $16.7 million in cash and cash equivalents on hand at September 30, 1999, up from $14.5 million at December 31, 1998. Apache's ratio of current assets to current liabilities at September 30, 1999 was 1.04 compared to .74:1 at December 31, 1998.

     On November 2, 1999, Apache filed a shelf registration for $400 million of debt securities. The proceeds from the debt securities, being offered by Apache Finance Canada, may be used to finance and invest in Apache's Canadian operations, to repay outstanding debt, for working capital, capital expenditures and acquisitions.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of September 30, 1999, Apache's available borrowing capacity under its global credit facility was $947 million.

     Capital Commitment - On October 5, 1999, Apache entered into an agreement with Shell Canada to acquire producing properties and other assets for C$770 million (US$523.6 million at September 30, 1999). Apache plans to fund the purchase with cash on hand and borrowings under its global credit facility or commercial paper program.

IMPACT OF THE YEAR 2000 ISSUE

     The inability of some computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000 (the Year 2000 issue) poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. Apache has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk associated with hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on external trading partners. The project phases, expected completion dates and percentage complete as of September 1999 are as follows:

                                                                                                PERCENT
                          PHASE                                COMPLETION DATE                 COMPLETE
          ---------------------------------------            --------------------            --------------
          Organization                                               July 1998                     100%

          Assessment                                             November 1998                     100%
              Desktop Computers
              Network Hardware
              Software
              Embedded Systems
              External Trading Partners
              Building/Infrastructure Systems
              Telecommunications Systems

          Implementation/Replacement                             November 1999                      90%
              Computer Hardware
              Core Business Software
              Desktop Software
              Embedded Systems
              Building Systems

          Contact External Trading Partners                         March 1999                     100%

          Contingency Planning                                   November 1999                      90%


     To date, the Company is not aware of any significant Year 2000 issues that would cause problems in the area of safety, environmental or business interruption. The Company has assessed the risks associated with hardware, software, infrastructure, embedded chips and external trading partners that are not Year 2000 compliant. While Apache is confident that Year 2000 remediation efforts will succeed in minimizing exposure to business disruption, plans are being developed that will allow continuation of business in all but the worst case scenarios. All remediation and replacement efforts and contingency planning are expected to be complete by November 1999. All critical external trading partners have been contacted to determine Year 2000 readiness. Such responses indicate they will be compliant by year-end.

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

     SFAS No. 133, as amended, is required to be adopted on January 1, 2001, although earlier adoption is permitted. The Company is analyzing the effects of SFAS No. 133, but has not yet quantified the potential financial statement impact, if any, or determined the timing or method of adoption. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial condition or results of operations.

CHINA

     On May 28, 1999, Apache China Corporation LDC (Apache China), (an indirect wholly owned subsidiary of the Company) sent a notice of default to XCL-China, Ltd. (XCL-China), a participant with Apache China in the Zhao Dong Block offshore the People's Republic of China, and its parent company, XCL, Ltd., for the failure to pay approximately $10 million of costs pursuant to the agreements governing the project. Prior to the expiration of the cure period, XCL-China and XCL, Ltd. filed petitions initiating arbitration proceedings against Apache China. The actions seek to disallow approximately $17 million in costs expended by Apache China related to developing the Zhao Dong Block, including $10 million in costs billed by Apache China to XCL-China that have not been paid. In addition, XCL-China has advised Apache China of XCL-China's intent to seek the removal of Apache China as operator of the Block. Apache China has denied the allegations made by XCL-China in its petition and is vigorously contesting them. On June 25, 1999, Apache China filed a petition in U.S. Bankruptcy Court in Opelousas, Louisiana, to place XCL-China into involuntary bankruptcy on account of XCL-China's failure to pay its share of costs related to development of the Zhao Dong Block. XCL-China has denied the allegations contained in Apache China's petition and has filed a motion to dismiss the petition. Hearings were held in the U.S. Bankruptcy Court in August 1999.


FORWARD-LOOKING STATEMENTS AND RISK

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates and projections. Therefore, they could ultimately prove to be inaccurate. Our plans for capital and exploratory spending and for cost and expense reduction may change if business conditions, such as energy prices and world economic conditions, change. Factors that could affect our ability to be Year 2000 compliant by the end of 1999 include: the failure of our customers and suppliers, government entities and others to achieve compliance and the inaccuracy of any certifications received from them; our inability to identify and remediate every possible problem; and a shortage of necessary programmers, hardware and software. Other factors that may have a direct bearing on our results of operations and financial condition are:

     o    competitive practices in the industries in which we compete;

     o fluctuations in oil and gas prices that have not been properly hedged or that are inconsistent with our open position in our marketing activities;

     o    operational and systems risks;

     o environmental liabilities that are not covered by indemnity or insurance;

     o general economic and capital market conditions, including fluctuations in interest rates; and

     o the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general and Apache's operations in particular.

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

           (b) Reports filed on Form 8-K

               The following current report on Form 8-K was filed during the fiscal quarter ended September 30, 1999:

                 Amendment No. 1 on Form 8-K/A to Form 8-K dated May 18, 1999

               On July 30, 1999, under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, Apache filed the required financial statement, pro forma financial information and exhibits in connection with Apache's purchase from Shell of (i) Shell's interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico, (ii) certain production-related assets, and (iii) proprietary seismic data covering over 1,000 blocks in the Gulf of Mexico, which transaction closed on May 18, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   APACHE CORPORATION



Dated:    November 11, 1999        /s/ Roger B. Plank
                                   -------------------------------------------
                                   Roger B. Plank
                                   Vice President and Chief Financial Officer



Dated:    November 11, 1999        /s/ Thomas L. Mitchell
                                   -------------------------------------------
                                   Thomas L. Mitchell
                                   Vice President and Controller
                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------
12.1         -    Statement of computation of ratios of earnings to fixed
                  charges and combined fixed charges and preferred stock
                  dividends.

27.1         -    Financial Data Schedule