Form 10-K
period 1999-12-31
APACHE CORP
filed 2000-03-29
CIK 6769

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999,

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
         Common Stock, $1.25 par Value                       New York Stock Exchange
                                                              Chicago Stock Exchange
        Preferred Stock Purchase Rights                      New York Stock Exchange
                                                              Chicago Stock Exchange
  Automatically Convertible Equity Securities                New York Stock Exchange
      Conversion Preferred Stock, Series C                    Chicago Stock Exchange
              9.25% Notes due 2002                           New York Stock Exchange
       Apache Finance Canada Corporation                     New York Stock Exchange
              7.75% Notes Due 2029
        Irrevocably and Unconditionally
        Guaranteed by Apache Corporation

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

Aggregate market value of the voting stock held by
  non-affiliates of registrant as of February 29, 1999......  $4,147,883,616
Number of shares of registrant's common stock outstanding as
  of February 29, 1999......................................     113,640,647

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to registrant's 2000 annual meeting of stockholders have been incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                   PAGE
----                                                                   ----
                                  PART I

 1.      BUSINESS....................................................    1
 2.      PROPERTIES..................................................   11
 3.      LEGAL PROCEEDINGS...........................................   15
 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15

                                  PART II

 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.........................................   15
 6.      SELECTED FINANCIAL DATA.....................................   17
 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................   18
 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   28
 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE....................................   28

                                 PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   29
11.      EXECUTIVE COMPENSATION......................................   29
12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..................................................   29
13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   29

                                  PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.........................................................   29

     All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls); thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (b/d) and thousands or millions of cubic feet of gas per day (Mcf/d and MMcf/d, respectively) or millions of British thermal units per day (MMBtu/d), respectively. Gas sales volumes may be expressed in terms of one million British thermal units (MMBtu), which is approximately, equal to one Mcf. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, Apache's exploration and production interests are focused on the Gulf of Mexico, the Anadarko Basin, the Permian Basin, the Gulf Coast and the Western Sedimentary Basin of Canada. Outside of North America, Apache has exploration and production interests offshore Western Australia and in Egypt and exploration interests in Poland and offshore The People's Republic of China (China). Apache common stock, par value $1.25 per share, has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

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

1999 RESULTS

     In 1999, Apache had record net income attributable to common stock of $186.4 million, or $1.73 per share, on total revenues of $1.3 billion. Net cash provided by operating activities during 1999 was $638.2 million, a 35 percent increase from 1998.

     Apache reported its 22nd consecutive year of production growth (up 17 percent) and 12th consecutive year of oil and gas reserves growth (up 32 percent) in 1999. Apache's average daily production was 95 Mbbls of oil and natural gas liquids and 656 MMcf of natural gas for the year. Giving effect to 1999 production, acquisitions, dispositions, revisions and drilling activity, the Company's estimated proved reserves increased by 194 MMboe in 1999 over the prior year to 807 MMboe, of which approximately 49 percent was natural gas. Based on 613 MMboe reported at year-end 1998, Apache's reserve additions (including revisions) during the year reflect replacement of 416 percent of the Company's 1999 production. Apache's drilling and production-enhancement program yielded 190 new producing wells out of 252 attempts and involved 579 major North American workover and recompletion projects during the year.

     At December 31, 1999, Apache held interests in approximately 4,307 net oil and gas wells and 2,148,620 net developed acres of oil and gas properties worldwide. In addition, the Company had approximately 977,292 net undeveloped acres under North American leases and 18,755,419 net undeveloped acres under international exploration and production rights.

APACHE'S GROWTH STRATEGY

     Apache's growth strategy is to increase oil and gas reserves, production, cash flow and earnings through a combination of exploratory drilling, development of its inventory of existing projects, and property acquisitions meeting defined financial parameters. The Company's drilling program emphasizes reserve additions through low to moderate-risk drilling primarily on its North American interests, and exploratory and subsequent development drilling primarily on its international interests. The Company also emphasizes reducing operating costs per unit produced and selling marginal and non-strategic properties in order to enhance its profit margins.

     Apache's international exploration activities are an emerging component of its long-term growth strategy. In addition to active, low to moderate-risk drilling and exploration activities in Apache's North American focus areas, higher-risk international exploration offers potential for greater rewards and significant reserve additions. Apache directed its international efforts in 1999 toward development of certain discoveries offshore Western Australia and in Egypt and toward further exploration efforts in those areas and on its concessions in

Poland. Apache believes that reserve additions in these international areas are likely to continue through higher-risk exploration and through appraisal and development drilling of prior exploratory discoveries.

     For Apache, property acquisition is only one phase in a continuing cycle of business growth. Apache's aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. This approach requires a well planned and carefully executed property development program and, where appropriate, a selective program of property dispositions. It motivates Apache to target acquisitions that have ascertainable additional reserve potential and to apply an active drilling, workover and recompletion program to realize the potential of the acquired undeveloped and partially developed properties. Apache prefers to operate its properties so that it can best influence their development; as a result, the Company operates properties accounting for 82 percent of its production.

1999 ACQUISITIONS AND DISPOSITIONS

     On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of $67.7 million. The Petsec transaction included estimated proved reserves of approximately 10.2 MMboe as of the acquisition date.

     On May 18, 1999, Apache acquired from Shell Offshore Inc. and affiliated Shell entities (Shell Offshore) its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The transaction also included certain production-related assets and proprietary 2-D and 3-D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price was $687.7 million in cash and one million shares of Apache common stock (valued at $28.125 million). The Shell Offshore acquisition included approximately 123.2 MMboe of proved reserves as of the acquisition date.

     On June 18, 1999, Apache acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo Oil and Gas Plc (British-Borneo) for $83.6 million cash and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included approximately 16.8 MMboe of proved reserves as of the acquisition date.

     On November 30, 1999, Apache acquired from Shell Canada Limited (Shell Canada) producing properties and other assets for C$761 million (US$517.8 million). The producing properties consisted of 150,400 net acres and comprised 20 fields with an average working interest of 55 percent and proved reserves of
87.2 MMboe as of the acquisition date. Apache also acquired 294,294 net acres of undeveloped leaseholdings, a 100 percent interest in a gas processing plant with a potential throughput capacity of 160 MMcf per day, and 52,700 square miles of 2-D seismic and 884 square miles of 3-D seismic.

     In 1999, the Company also completed tactical regional acquisitions for cash consideration totaling $17.7 million. These acquisitions added approximately 8.8 MMboe to the Company's proved reserves.

     On September 3, 1999, Apache sold its holdings in the Ivory Coast by selling its wholly owned subsidiary, Apache Cote d'Ivoire Petroleum LDC, for a total sales price of $46.1 million to a consortium consisting of Mondoil Cote d'Ivoire LLC and Saur Energie Cote d'Ivoire. The sale consisted of 13.7 MMboe of proved reserves and a gain was recorded to other revenues in the accompanying statement of consolidated operations. Also, during 1999, Apache sold 27.9 MMboe of proved reserves in several transactions from largely marginal North American properties for $110 million.

EXPLORATION AND PRODUCTION

     The Company's North American exploration and production activities are diversified among four operating regions: Offshore, Midcontinent, Southern and Canada. In July 1999, the Company combined its former Western region and the onshore properties from its former Gulf region to form the new Southern region, leaving its offshore properties in the renamed Offshore region. Approximately 73 percent of the Company's proved reserves are located in these North American regions. Egypt and Australia are the Company's most important international regions. The Company's Egyptian operations are headquartered in Cairo, and Apache conducts its Australian exploration and production operations from Perth. Information concerning the amount of revenue, operating income (loss) and total assets attributable to U.S., Canadian and international operations is set forth in Note 12 to the Company's consolidated financial statements under Item 8 below.

     Offshore. The Offshore region comprises the Company's interests in the Gulf of Mexico, offshore Louisiana and Texas. In 1999, the Offshore region was Apache's leading region for production and production revenues contributing approximately $346.2 million in revenues from production of 21.3 MMboe for the year. The Company performed 110 workover and recompletion operations during 1999 in the offshore region and participated in drilling 24 wells, 16 of which were completed as producers. As of December 31, 1999, the region encompassed 482,204 net acres, and accounted for 146.8 MMboe, or 18 percent, of the Company's year-end 1999 total estimated proved reserves.

     Midcontinent. Apache's Midcontinent region operates in Oklahoma, eastern and northern Texas, Arkansas and northern Louisiana. The region has focused operations on its sizable position in the Anadarko Basin of western Oklahoma. Apache has drilled and operated in the Anadarko Basin for over four decades, developing an extensive database of geologic information and a substantial acreage position. In 1999, the Midcontinent region had approximately 10.5 MMboe of production generating $143.7 million in revenue for the Company.

     At December 31, 1999, Apache held an interest in 391,935 net acres in the region, which accounted for approximately 88.1 MMboe, or 11 percent, of Apache's total estimated proved reserves. Apache participated in drilling 48 wells in the Midcontinent region during the year, 40 of which were completed as producing wells. The Company performed 50 workover and recompletion operations in the region during 1999.

     Southern. The Southern region includes assets in the Permian Basin of western Texas and New Mexico, the San Juan Basin of New Mexico, Central Texas, and the Texas and Louisiana coasts. In 1999, the Southern region produced approximately 14.1 MMboe and generated $212.3 million in production revenue. At December 31, 1999, the Company held 626,241 net acres in the region, which accounted for 206.3 MMboe, or 26 percent, of the Company's total estimated proved reserves. Apache participated in drilling 58 wells in the Southern region, 52 of which were productive wells. Apache performed 350 workovers and recompletions in the Southern region during the year.

     Canada. Exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta and British Columbia. The region produced approximately 7.4 MMboe and generated $86.9 million in production revenue in 1999. Apache participated in drilling 49 wells in this region during the year, 32 of which were completed as producers. The Company performed 69 workovers and recompletions on operated wells during 1999. At December 31, 1999, the region encompassed approximately 896,701 net acres, and accounted for 150.9 MMboe, or 19 percent, of the Company's year-end 1999 total estimated proved reserves.

     Egypt. At year end, Apache held 11,803,569 net acres in Egypt with 65.1 MMboe of estimated proved reserves or eight percent of Apache's total estimated proved reserves. In 1999, Apache had 12.6 MMboe of production in Egypt, which generated $235.9 million in production revenues. Apache owns a 75 percent interest in the Qarun Block and a 40 percent interest in the Khalda Block, both located in the Western Desert of Egypt. Production of gas from Khalda is delivered for sale to the Egyptian General Petroleum Corporation (EGPC) at a point west of Alexandria, Egypt, via a 34-inch gas pipeline, construction of which commenced in 1997 and was completed in August 1999. Additional gas will be delivered via a southern line expected to be completed mid-year 2000. The costs of building the pipeline were borne by Apache, the other Khalda participants, and the owners of a neighboring block and are recoverable from oil and gas production from the Khalda Block.

     In addition to the Qarun and Khalda Blocks, Apache holds interests in the East Beni Suef and Asyout Blocks to the south of the Qarun Block, and three other blocks in the Western Desert of Egypt, the North East Abu Gharadig Block, the East Bahariya Block, and the West Mediterranean Block No. 1 (partly onshore and partly offshore). Apache also acquired interests in the Ras El Hekma and Ras Kanayes concessions from Repsol Exploracion Egipto S.A. in December 1997.

     On November 30, 1999 Apache acquired from Amoco Egypt 100 percent of the working interest in the WD-19 area in the Western Desert. This area has produced oil in the past, but is currently inactive. Apache intends to drill additional wells and, if successful, to tie them into adjoining Qarun facilities.

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

     Australia. Western Australia became an important region for Apache after the 1993 acquisition of Hadson Energy Resources Corporation (subsequently known as Apache Energy Resources Corporation). In 1999, natural gas production in the region increased by 51 percent from the prior year to approximately 76 MMcf/d. Apache acts as operator for most of its Western Australian properties through its wholly-owned subsidiary, Apache Energy Limited (AEL). During 1999, Apache had 8.5 MMboe of production generating $118.5 million of production revenue. Estimated proved reserves in Australia increased by 13 percent to 150.1 MMboe, or 19 percent of the Company's year-end total estimated proved reserves. The increase reflects, among other matters, the 1999 acquisition from British-Borneo of holdings in the East Spar and Harriet fields. As of December 31, 1999, Apache held 259,240 net developed acres and 1,664,440 net undeveloped acres offshore Western Australia. Through AEL and its subsidiaries, Apache also operates the Varanus Island gas hub with a throughput capacity of 240 MMcf/d and two 60-mile (12-inch and 16-inch) pipelines from Varanus Island to connections with the Dampier to Bunbury and Goldfields Gas Transmission pipelines. See "1999 Acquisitions and Dispositions" and "Oil and Natural Gas Marketing."

     Other International Operations. Outside of Canada, Egypt and Australia, Apache currently has exploration interests in Poland and offshore China.

     Apache obtained its first properties in Poland on April 16, 1997, when the Company assumed operatorship and a 50 percent interest in over 5.5 million acres in Poland located near Lublin, southeast of Warsaw, from FX Energy, Inc. (FX Energy). The Company has since acquired additional acreage in Poland, including approximately 1.8 million acres in the Carpathian area near the southern border of Poland and participation in a further 2.275 million acres in the Pomeranian area of northwest Poland, giving Apache interests in 11,468,335 total gross undeveloped acres and 5,734,169 net undeveloped acres as of December 31, 1999. Apache is obligated to drill at least ten wells and to shoot at least 1,250 miles of seismic data in Poland. At year end, drilling operations on the first five exploratory wells had been completed, and all were determined to be exploratory dry holes. Subsequent to year end, a sixth well, known as the Wilga well, tested at a combined rate of 16.9 MMcf of gas and 570 barrels of condensate per day. The well is located on Block 255 of the Vistula Concession in the Lublin basin. Apache and FX Energy plan to enter into further exploration and production agreements with the Polish Oil and Gas Company (POGC), the national oil company of Poland. Apache's operations in Poland are headquartered in Warsaw.

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

     On May 28, 1999, Apache China Corporation LDC (Apache China, an indirect wholly owned subsidiary of the Company) sent a notice of default to XCL-China, Ltd. (XCL-China), a participant with Apache China in the Zhao Dong Block offshore the People's Republic of China, and its parent company, XCL, Ltd., for the failure to pay approximately $10 million of costs pursuant to the agreements governing the project. Prior to the expiration of the cure period, XCL-China and XCL, Ltd. filed petitions initiating arbitration proceedings against Apache China. The actions seek to disallow approximately $17 million in costs expended by Apache China related to developing the Zhao Dong Block, including the $10 million in costs billed by Apache China to XCL-China that have not been paid. In addition, XCL-China has advised Apache China of XCL-China's intent to seek the removal of Apache China as operator of the Block. Apache China has denied the allegations made by XCL-China in its petition and is vigorously contesting them. On November 30, 1999 the arbitration proceedings were stayed in connection with the bankruptcy proceeding described below.

     On June 25, 1999, Apache China filed a petition in U.S. Bankruptcy Court in Opelousas, Louisiana, to place XCL-China into involuntary bankruptcy under Chapter 7 of the Bankruptcy Code on account of XCL-China's failure to pay its share of costs related to development of the Zhao Dong Block. On December 21, 1999, the holders of XCL, Ltd.'s senior secured notes, acting through their Trustee, exercised their remedial rights under their indenture and removed the existing Board of Directors of XCL-China, electing a new Board. The new Board of Directors of XCL-China voted to withdraw XCL-China's opposition to Apache China's Chapter 7 bankruptcy petition filed against XCL-China and on December 22, 1999 obtained an order of the Court converting the proceeding into a voluntary Chapter 11 bankruptcy proceeding.

     Apache China has entered into negotiations with the Chinese authorities concerning the terms and conditions of the development of the Zhao Dong Block including, among other things the portion of XCL-China's future development costs to be paid by the Chinese. Apache China is prepared to move forward as soon as these negotiations are satisfactorily concluded.

     In September 1999, Apache sold its interests in the Ivory Coast as detailed in "1999 Acquisitions and Dispositions" above.

OIL AND NATURAL GAS MARKETING

     On October 27, 1995, wholly owned affiliates of each of Apache, Oryx Energy Company and Parker & Parsley Petroleum Company (Parker & Parsley) formed Producers Energy Marketing LLC (ProEnergy), a Delaware limited liability company. ProEnergy became fully operational on April 1, 1996, and marketed substantially all of its members' domestic natural gas pursuant to member gas purchase agreements having an initial term of 10 years, subject to early termination following specified events. The price of gas purchased by ProEnergy from its members was based upon agreed to published indexes. Effective January 1, 1998, Parker & Parsley withdrew from ProEnergy. In June 1998, Apache sold its interest in ProEnergy to Cinergy Corp. (Cinergy) and formed a strategic alliance with Cinergy to market substantially all the Company's natural gas production from North America. ProEnergy, renamed Cinergy Marketing & Trading, LLC in June 1999, will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. During this period, Apache is generally obligated to deliver most of its North American gas production to Cinergy and, under certain circumstances, may have to make payments to Cinergy if certain gas throughput thresholds are not met.

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

     In Australia, the Company entered into two gas sales contracts during 1999, bringing its total to 18 contracts, with terms of four to 12 years to deliver 323 Bcf of AEL's gas from its Harriet and East Spar fields for mining, power generation, nickel refining, ammonia production and other industrial and domestic uses. Under these contracts AEL is required to deliver its gas at contract rates of approximately 111 MMcf/day increasing to 135 MMcf/d by mid 2000, with take or pay provisions, net to AEL, of approximately 28 Bcf/year increasing to 49 Bcf/year by the end of 2001. Apache operates both the Harriet and East Spar Joint Ventures, holding a 68.5 percent interest in Harriet and a 55 percent interest in East Spar.

     In Egypt, oil from the Qarun Block is delivered by pipeline to tanks owned by the Company and its partners in the Qarun Concession at the Dashour pumping station northeast of the Qarun Block or by truck to the Tebbin refinery south of Alexandria, Egypt. At the discretion of the operator of the pipelines, oil from the Qarun Block is put into the two 42-inch diameter SUMED pipelines, which transport significant quantities of Egyptian and other crude oil from the Gulf of Suez to Sidi Kherir, west of Alexandria, Egypt, on the Mediterranean Coast. All Qarun and Khalda crude oil is currently sold to EGPC. In 1996, the Company and its partners in the Khalda Block entered into a take or pay contract with EGPC, which obligates EGPC to pay for 75 percent of 200 MMcf/d of future production of gas from the Khalda Block. Sales of gas under the contract began in 1999 upon completion of a gas pipeline from the Khalda Block. In late 1997, the same sellers entered into a supplement to the contract with EGPC to sell an additional 50 MMcf/d through a southern gas line being constructed by the Company and its partners from the Khalda Block to a point near the Qarun Block to tie into an existing gas pipeline. This southern line is expected to complete tie-in in mid-year 2000.

OIL AND NATURAL GAS PRICES

     Natural gas prices remained volatile during 1999, with Apache's realized prices ranging from $1.60 per Mcf in March to $2.74 per Mcf in November. Fluctuations are largely due to market perceptions about natural gas supply and demand. Apache's average realized gas price of $2.16 per Mcf for 1999 was up 13 percent from the prior-year average of $1.92 per Mcf, and its 1998 average realized natural gas price was 16 percent lower than the 1997 average price of $2.28 per Mcf.

     As a result of minimum price contracts which escalate at an average of 80 percent of the Australian consumer price index, AEL's natural gas production in Western Australia is not subject to price volatility as is Apache's U.S. and Canadian gas production; however, natural gas sales under such Australian minimum price contracts represented approximately 10.3 percent of the Company's total natural gas sales at the end of 1999. Total Australian gas sales in 1999, including long-term contracts and spot sales averaged $1.51 per Mcf, equal to the 1998 average.

     In Egypt, all oil production from the East Beni Suef, Khalda, West Mediterranean and Qarun Blocks is currently sold to EGPC on a spot basis at a "Western Desert" price, which is applied to virtually all production from the area and is announced periodically by EGPC. In 1999, the average price was $18.63 per barrel. Discussions with EGPC regarding the possibility of exporting Qarun oil production are continuing. Gas sales from the Khalda Block commenced in 1999 based on a contract price that is equivalent to 85 percent of the price of Suez Blend crude oil, FOB Mediterranean.

     Oil prices remained subject to unpredictable political and economic forces during 1999 and experienced fluctuations similar to those seen in natural gas prices for the year, but showing a significant upward trend. Apache believes that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), demand from Asian countries, events in the Middle East and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and the competitive relationships and consumer perceptions of various energy sources, the Company is unable to predict what changes will occur in crude oil and natural gas prices.

     In 1999, Apache's realized worldwide crude oil price ranged from $10.09 per barrel in February to $24.11 per barrel in December. The average crude oil price of $18.43 per barrel in 1999 was up 46 percent from the average price of $12.66 per barrel in 1998, and four percent lower than the average price of $19.20 per barrel in 1997. The Company's average crude oil price for its Australian production was $19.70 per barrel in 1999, 51 percent more than the average price in 1998.

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

WRITE-DOWNS UNDER THE FULL COST CEILING TEST RULES

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company recorded a write-down in 1998, but had no write-downs due to ceiling test limitations in 1999. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly in the future, even if only for a short period of time, it is possible that additional write-downs of oil and gas properties could occur. Write-downs required by these rules do not impact cash flow from operating activities.

VOLATILE PRICES CAN MATERIALLY AFFECT THE COMPANY

     The Company continually analyzes, forecasts and updates its estimates of energy prices for its internal use in planning, budgeting, and estimating and valuing reserves. The Company's future financial condition and results of operations will depend upon the prices received for the Company's oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include worldwide political instability (especially in the Middle East and other oil-producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. A substantial or extended decline in oil and gas prices would have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital. Oil and natural gas prices have historically been and are likely to continue to be volatile. This volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on exploration and development projects involving the Company's oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

UNCERTAINTY IN CALCULATING RESERVES; RATES OF PRODUCTION; DEVELOPMENT EXPENDITURES; CASH FLOWS

     There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond the Company's control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from the Company's proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of the Company's reserves and future net cash flows from them being materially different from the estimates. In addition, the Company's estimated reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating and development costs and other factors.

ACQUISITION OR DISCOVERIES OF ADDITIONAL RESERVES IS NEEDED TO AVOID A MATERIAL DECLINE IN RESERVES AND PRODUCTION

     The rate of production from oil and gas properties generally declines as reserves are depleted. Except to the extent that the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the Company's proved reserves will decline materially as reserves are produced. Future oil and gas production is, therefore, highly dependent upon the Company's level of success in acquiring or finding additional reserves.

SUBSTANTIAL COSTS INCURRED TO CONFORM TO GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     The Company's exploration, production and marketing operations are regulated extensively at the federal, state and local levels, as well as by other countries in which the Company does business. The Company has made and will continue to make large expenditures in its efforts to comply with the requirements of environmental and other regulations. Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs. Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights. These regulations affect the Company's operations and limit the quantity of hydrocarbons the Company may produce and sell. In addition, at the U.S. federal level, the Federal Energy Regulatory Commission regulates interstate transportation of natural gas under the Natural Gas Act. Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

SUBSTANTIAL COSTS INCURRED RELATED TO ENVIRONMENTAL MATTERS

     The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, provincial, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas.

     The Company maintains insurance coverage, which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1999, which would have a material impact upon the Company's financial position or results of operations.

     The Company has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. The Company has established policies for continuing compliance with environmental laws and regulations, including regulations applicable to its operations in Canada, Australia and other countries. Apache also has established operational procedures and training programs designed to minimize the environmental impact of its field facilities. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters; however, the Company does not believe any such additional expenses are material to its financial position or results of operations.

     Although environmental requirements have a substantial impact upon the energy industry, generally these requirements do not appear to affect Apache any differently, or to any greater or lesser extent, than other companies in the industry. The Company does not believe that compliance with federal, state, local or foreign country provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries; however, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

COMPETITION WITH OTHER COMPANIES COULD HARM THE COMPANY

     The oil and gas industry is highly competitive. The Company's business could be harmed by competition with other companies. Because oil and gas are fungible commodities, the Company's principal form of competition is price competition. The Company strives to maintain the lowest finding and production costs possible to maximize profits. In addition, as an independent oil and gas company, the Company frequently competes for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with financial and other resources substantially larger than the Company possesses. Many of the Company's competitors have established strategic long-term positions and maintain strong governmental relationships in countries in which the Company may seek new entry.

INSURANCE DOES NOT COVER ALL RISKS

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

HEDGING MAY PREVENT THE COMPANY FROM FULLY BENEFITING FROM PRICE INCREASES

     To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, the Company is subject to basis risk when it engages in hedging transactions, particularly where transportation constraints restrict the Company's ability to deliver oil and gas volumes at the delivery point to which the hedging transaction is indexed.

RISKS ARISING FROM THE FAILURE TO FULLY IDENTIFY POTENTIAL PROBLEMS RELATED TO ACQUIRED RESERVES OR TO PROPERLY ESTIMATE THOSE RESERVES

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

RISKS OF NON-U.S. OPERATIONS

     The Company's non-U.S. oil and natural gas exploration, development and production activities are subject to: political and economic uncertainties, including, among others, changes, sometimes frequent or marked, in governmental energy policies or the personnel administering them; expropriation of property; cancellation or modification of contract rights; foreign exchange restrictions; currency fluctuations; risks of loss due to civil strife, acts of war, guerrilla activities and insurrection; royalty and tax increases; and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted. These risks may be higher in the developing countries in which the Company conducts these activities. Consequently, the Company's non-U.S. exploration, development and production activities may be substantially affected by factors beyond the Company's control, any of which could materially adversely affect the Company's financial position or results of operations. Furthermore, in the event of a dispute arising from non-U.S. operations, the Company may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non-U.S. persons to the jurisdiction of the courts in the United States, which could adversely affect the outcome of the dispute.

EFFECT OF CHANGES IN FOREIGN EXCHANGE RATES ON THE COMPANY'S CASH FLOW

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Australian gas production is sold under fixed-price Australian dollar contracts and over half the costs incurred are paid in Australian dollars. Revenue and disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the exchange rate on the transaction date. Reported cash flow relating to Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. Substantially all of the Company's international transactions, outside of Canada and Australia, are denominated in U.S. dollars. The Company's Polish and Australian subsidiaries have net financial assets that are denominated in a currency other than the functional reporting currency of the subsidiaries. The Company considers its current risk exposure to exchange rate movements, based on net cash flows, to be immaterial.

EMPLOYEES

     On December 31, 1999, Apache had 1,429 employees.

OFFICES

     Apache's principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 1999, the Company maintained regional exploration and/or production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Beijing, China; and Warsaw, Poland.

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

  Acreage

     The undeveloped and developed acreage including both domestic leases and international production and exploration rights that Apache held as of December 31, 1999, are as follows:

                                           UNDEVELOPED ACREAGE       DEVELOPED ACREAGE
                                         -----------------------   ---------------------
                                           GROSS         NET         GROSS        NET
                                           ACRES        ACRES        ACRES       ACRES
                                         ----------   ----------   ---------   ---------
OFFSHORE
Louisiana..............................     190,259      138,863     378,885     245,075
Texas..................................      46,992       22,301     151,200      75,965
                                         ----------   ----------   ---------   ---------
          Total........................     237,251      161,164     530,085     321,040
                                         ----------   ----------   ---------   ---------
MIDCONTINENT
Arkansas...............................       3,004        2,122       4,299       3,190
Kansas.................................         200           93          --          --
Louisiana..............................       8,600        5,922      38,088      26,254
Michigan...............................       4,937        4,262          --          --
Oklahoma...............................     148,562       54,032     477,622     185,449
Pennsylvania...........................          --           --         796          38
Texas..................................      60,939       39,605     132,854      70,968
                                         ----------   ----------   ---------   ---------
          Total........................     226,242      106,036     653,659     285,899
                                         ----------   ----------   ---------   ---------
SOUTHERN
Alaska.................................      14,262           --          --          --
Colorado...............................      13,974       12,228      10,979      10,715
Illinois...............................         140           56          --          --
Louisiana..............................      75,352       71,120      86,722      66,196
New Mexico.............................      79,704       44,465      84,818      43,593
Texas..................................     188,819       85,660     418,429     270,162
Utah...................................         140           35          60          15
Wyoming................................      29,076       21,769         680         227
                                         ----------   ----------   ---------   ---------
          Total........................     401,467      235,333     601,688     390,908
                                         ----------   ----------   ---------   ---------
          Total United States..........     864,960      502,533   1,785,432     997,847
                                         ----------   ----------   ---------   ---------
INTERNATIONAL
Australia..............................   3,234,060    1,664,440     445,050     259,240
Canada.................................     785,189      474,759     604,083     421,942
China..................................      42,678       21,384       5,911       1,448
Egypt..................................  22,821,527   11,335,426     842,863     468,143
Ivory Coast............................          --           --          --          --
Poland.................................  11,468,335    5,734,169          --          --
                                         ----------   ----------   ---------   ---------
          Total International..........  38,351,789   19,230,178   1,897,907   1,150,773
                                         ----------   ----------   ---------   ---------
          Total Company................  39,216,749   19,732,711   3,683,339   2,148,620
                                         ==========   ==========   =========   =========

  Productive Oil and Gas Wells

     The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 1999, is set forth below:

                                                              GAS             OIL
                                                         -------------   -------------
                                                         GROSS    NET    GROSS    NET
                                                         -----   -----   -----   -----
Offshore...............................................    209     111     316     230
Midcontinent...........................................  1,692     571     532     141
Southern...............................................    417     230   3,518   1,895
Canada.................................................    654     468     851     562
Egypt..................................................     20       8     150      75
Australia..............................................      8       5      20      11
                                                         -----   -----   -----   -----
          Total........................................  3,000   1,393   5,387   2,914
                                                         =====   =====   =====   =====

  Gross Wells Drilled

     The following table sets forth the number of gross exploratory and gross development wells drilled in the last three fiscal years in which the Company participated. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 1999, the Company was participating in 27 wells in the U.S., 23 Canadian wells, seven Egyptian wells, one Australian well and one Polish well in the process of drilling.

                                                     EXPLORATORY               DEVELOPMENTAL
                                               ------------------------   ------------------------
                                               PRODUCTIVE   DRY   TOTAL   PRODUCTIVE   DRY   TOTAL
                                               ----------   ---   -----   ----------   ---   -----
1999
United States................................      11       13      24        97        9     106
Canada.......................................       2        3       5        30       14      44
Australia....................................       2       12      14         5        1       6
Egypt........................................       3        2       5        38        3      41
Other International..........................      --        5       5         2       --       2
                                                   --       --     ---       ---       --     ---
          Total..............................      18       35      53       172       27     199
                                                   ==       ==     ===       ===       ==     ===
1998
United States................................      20       16      36       163       34     197
Canada.......................................      17       12      29        30        7      37
Egypt........................................      11       24      35        27        5      32
Australia....................................       7        8      15        --       --      --
Other International..........................      --        1       1         1       --       1
                                                   --       --     ---       ---       --     ---
          Total..............................      55       61     116       221       46     267
                                                   ==       ==     ===       ===       ==     ===
1997
United States................................      27       25      52       234       32     266
Canada.......................................      19       14      33        41        7      48
Egypt........................................       7       19      26        23        4      27
Australia....................................       3        6       9         6        1       7
Other International..........................       1        2       3         1       --       1
                                                   --       --     ---       ---       --     ---
          Total..............................      57       66     123       305       44     349
                                                   ==       ==     ===       ===       ==     ===

  Net Wells Drilled

     The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache:

                                                           EXPLORATORY                DEVELOPMENTAL
                                                    -------------------------   -------------------------
                                                    PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL
                                                    ----------   ----   -----   ----------   ----   -----
1999
United States.....................................      4.1       8.2   12.3       59.1       4.8    63.9
Canada............................................      1.3       2.3    3.6       26.2      12.1    38.3
Australia.........................................      2.0       5.4    7.4        2.6        .2     2.8
Egypt.............................................      1.6       1.2    2.8       15.6       1.2    16.8
Other International...............................       --       1.6    1.6         .5        --      .5
                                                       ----      ----   ----      -----      ----   -----
          Total...................................      9.0      18.7   27.7      104.0      18.3   122.3
                                                       ====      ====   ====      =====      ====   =====
1998
United States.....................................      9.9      11.1   21.0       64.0      18.8    82.8
Canada............................................     16.2      11.0   27.2       28.3       6.1    34.4
Egypt.............................................      5.6      13.5   19.1       11.9       2.8    14.7
Australia.........................................      3.5       3.4    6.9         --        --      --
Other International...............................       --        .2     .2         .2        --      .2
                                                       ----      ----   ----      -----      ----   -----
          Total...................................     35.2      39.2   74.4      104.4      27.7   132.1
                                                       ====      ====   ====      =====      ====   =====
1997
United States.....................................     11.5      11.9   23.4      107.5      19.0   126.5
Canada............................................     14.5      10.1   24.6       29.0       6.0    35.0
Egypt.............................................      3.7      12.3   16.0       14.4       2.0    16.4
Australia.........................................      1.0       1.0    2.0        1.8        .2     2.0
Other International...............................       .5       1.4    1.9         .5        --      .5
                                                       ----      ----   ----      -----      ----   -----
          Total...................................     31.2      36.7   67.9      153.2      27.2   180.4
                                                       ====      ====   ====      =====      ====   =====

  Production and Pricing Data

     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGL) and gas production for the Company, average production costs (excluding severance taxes) and average sales prices.

                                   PRODUCTION                                  AVERAGE SALES PRICE
                           ---------------------------     AVERAGE      ---------------------------------
                             OIL       NGL       GAS      PRODUCTION       OIL         NGL         GAS
YEAR ENDED DECEMBER 31,    (MBBLS)   (MBBLS)   (MMCF)    COST PER BOE   (PER BBL)   (PER BBL)   (PER MCF)
-----------------------    -------   -------   -------   ------------   ---------   ---------   ---------
1999.....................  33,223     1,437    239,484      $2.56        $18.43       $9.42       $2.16
1998.....................  26,611     1,052    215,389       2.88         12.66        7.94        1.92
1997.....................  24,291       843    222,237       3.07         19.20       14.08        2.28

  Estimated Reserves and Reserve Value Information

     The following information relating to estimated reserve quantities, reserve values and discounted future net revenues is derived from, and qualified in its entirety by reference to, the more complete reserve and revenue information and assumptions included in the Company's Supplemental Oil and Gas Disclosures under
Item 8 below. The Company's estimates of proved reserve quantities of its U.S., Canadian and international properties have been subject to review by Ryder Scott Company, L.P. Petroleum Consultants. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates only and should not be construed as being exact.

     The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 1999, 1998 and 1997:

                                                                         OIL, NGL
                                                              NATURAL      AND
                                                                GAS     CONDENSATE
                                                               (BCF)     (MMBBLS)
                                                              -------   ----------
1999
Developed...................................................  1,873.7     302.0
Undeveloped.................................................    477.9     113.2
                                                              -------     -----
          Total.............................................  2,351.6     415.2
                                                              =======     =====
1998
Developed...................................................  1,450.1     178.0
Undeveloped.................................................    722.1      73.0
                                                              -------     -----
          Total.............................................  2,172.2     251.0
                                                              =======     =====
1997
Developed...................................................  1,554.3     203.1
Undeveloped.................................................    317.5      70.7
                                                              -------     -----
          Total.............................................  1,871.8     273.8
                                                              =======     =====

     The following table sets forth the estimated future value of all the Company's proved reserves, and proved developed reserves, as of December 31, 1999, 1998 and 1997. Future reserve values are based on year-end prices except in those instances where the sale of gas and oil is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes, and future development costs are based on current costs with no escalations.

                                                                 PRESENT VALUE OF ESTIMATED
                                                                     FUTURE NET REVENUES
                                          ESTIMATED FUTURE           BEFORE INCOME TAXES
                                            NET REVENUES         (DISCOUNTED AT 10 PERCENT)
                                      ------------------------   ---------------------------
                                                      PROVED                       PROVED
DECEMBER 31,                            PROVED      DEVELOPED       PROVED       DEVELOPED
------------                          -----------   ----------   ------------   ------------
                                                          (IN THOUSANDS)
1999................................  $10,392,116   $8,638,015    $6,068,013     $4,890,340
1998................................    3,994,612    2,793,698     2,395,888      1,764,887
1997................................    5,347,892    4,301,768     3,272,618      2,728,747

     At December 31, 1999, estimated future net revenues expected to be received from all the Company's proved reserves and proved developed reserves were as follows:

                                                                              PROVED
                        DECEMBER 31,                            PROVED      DEVELOPED
                        ------------                          -----------   ----------
                                                                   (IN THOUSANDS)
2000........................................................  $ 1,128,516   $1,178,935
2001........................................................    1,136,113    1,081,851
2002........................................................    1,077,281      902,930
Thereafter..................................................    7,050,206    5,474,299
                                                              -----------   ----------
          Total.............................................  $10,392,116   $8,638,015
                                                              ===========   ==========

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 1999, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the SEC guidelines and do not reflect current prices. Since January 1, 2000, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency other than the SEC and the Energy Information Administration

(EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

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

     No matters were submitted for a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Apache's common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding Apache common stock for 1999 and 1998. Prices shown are from the New York Stock Exchange Composite Transactions Reporting System.

                                                    1999                             1998
                                        -----------------------------    -----------------------------
                                          PRICE RANGE                      PRICE RANGE
                                        ----------------    DIVIDENDS    ----------------    DIVIDENDS
                                         HIGH      LOW      PER SHARE     HIGH      LOW      PER SHARE
                                        ------    ------    ---------    ------    ------    ---------
First Quarter.........................  $28 9/16   $17 5/8     $.07     $38 3/4    $31 3/16     $.07
Second Quarter........................   39 7/8     25 1/16     .07      38 1/8     30 3/8       .07
Third Quarter.........................   49 15/16   37          .07      32 3/8     22 1/2       .07
Fourth Quarter........................   44         30          .07      29 5/16    21 3/8       .07

     The closing price per share of Apache common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 29, 2000, was $36 1/2. At December 31, 1999, there were 113,996,464 shares of Apache common stock outstanding, held by approximately 10,000 shareholders of record and 45,000 beneficial owners.

     The Company has paid cash dividends on its common stock for 132 consecutive quarters through December 31, 1999, and expects to continue the payment of dividends at current levels. During 2000, the Company will implement a change in the payment dates for the dividends on its common stock from a quarterly basis to an annual basis. When, and if, declared by the Company's board of directors, future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

     In December 1995, the Company declared a dividend of one right (a Right) for each share of Apache common stock outstanding on January 31, 1996. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if a person or group becomes the beneficial owner of 20 percent or more of Apache's outstanding common stock (flip in event), each Right will become exercisable for shares of Apache's common stock at 50 percent of the then market price of the common stock. If a 20 percent shareholder of Apache acquires Apache, by merger or otherwise, in a transaction where Apache does not survive or in which Apache's common stock is changed or exchanged (flip over event), the Rights become exercisable for shares of the common stock of the company acquiring Apache at 50 percent of the then market price for Apache common stock. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. The Company may redeem the Rights at $.01 per Right at any time until 10 business days after public announcement of a flip in event. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

     In August 1998, the Company issued 100,000 shares of 5.68 percent Series B Cumulative Preferred Stock (the Series B Preferred Stock) in the form of one million depositary shares, each representing one-tenth ( 1/10) of a share of Series B Preferred Stock. Neither the shares of Series B Preferred Stock nor the depositary shares are traded on any stock exchange. The shares of Series B Preferred Stock are not convertible into common equity. Holders of the depositary shares are entitled to receive cumulative cash dividends at an annual rate of $5.68 per depositary share when, and if, declared by the Company's board of directors.

     In May 1999, the Company issued 14,950,000 shares of its common stock and 140,000 shares of 6.5 percent Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (Series C Preferred Stock) in the form of seven million depositary shares each representing 1/50th of a share of Series C Preferred Stock. The depositary shares are traded on the New York Stock Exchange and the Chicago Stock Exchange. The Series C Preferred Stock is not subject to a sinking fund or mandatory redemption. On May 15, 2002, each depositary share will automatically convert, subject to adjustments, into not more than one share and not less than 0.8197 of a share of the Company's common stock, depending on the market price of the common stock at that time. At any time prior to May 15, 2002, holders of the depositary shares may elect to convert each of their shares, subject to adjustments, into not less than 0.8197 of a share of the Company's common stock (5,737,900 common shares). Holders of the depositary shares are entitled to receive cumulative cash dividends at an annual rate of $2.015 per depositary share when, and if, declared by the Company's board of directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 1999, which information has been derived from the Company's audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company's financial statements under Item 8 below.

                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                        1999(1)      1998(2)      1997(3)      1996(4)      1995(5)
                                       ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues.......................  $1,300,505   $  875,715   $1,176,273   $  977,151   $  750,702
Net income (loss)....................     200,855     (129,387)     154,896      121,427       20,207
Income (loss) attributable to common
  stock..............................     186,406     (131,391)     154,896      121,427       20,207
Net income (loss) per common share:
  Basic..............................        1.73        (1.34)        1.71         1.42          .28
  Diluted............................        1.72        (1.34)        1.65         1.38          .28
Cash dividends per common share......         .28          .28          .28          .28          .28

BALANCE SHEET DATA
Working capital (deficit)............  $    6,290   $  (78,804)  $    4,546   $  (41,501)  $  (22,013)
Total assets.........................   5,502,543    3,996,062    4,138,633    3,432,430    2,681,450
Long-term debt.......................   1,879,650    1,343,258    1,501,380    1,235,706    1,072,076
Shareholders' equity.................   2,669,427    1,801,833    1,729,177    1,518,516    1,091,805
Common shares outstanding at end of
  year...............................     113,996       97,769       93,305       90,059       77,379

     For a discussion of significant acquisitions, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 2 to the Company's consolidated financial statements under Item 8 below.

---------------

(1) Includes the results of the acquisitions of certain oil and gas properties from Petsec, Shell Offshore, British-Borneo and Shell Canada after February 1, 1999, May 18, 1999, June 18, 1999 and November 30, 1999, respectively.

(2) Includes the results of the acquisitions of certain subsidiaries and oil and gas properties from Novus Petroleum Limited (Novus) after December 18, 1998. Also includes a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down of the carrying value of the Company's U.S. proved oil and gas properties due to ceiling test limitations.

(3) Includes financial data after November 20, 1997, relating to the acquisition from Mobil Exploration & Producing Australia Pty Ltd (Mobil) of three companies owning interests in certain oil and gas properties and production facilities offshore Western Australia (the Ampolex Group Transaction).

(4) Includes financial data after May 20, 1996, for Apache PHN Company, Inc. (Phoenix, formerly known as The Phoenix Resource Companies, Inc.).

(5) Includes the results of the acquisitions of certain oil and gas properties from Texaco Exploration and Production, Inc. and Aquila Energy Resources Corporation after March 1, 1995 and September 1995, respectively, and the sale of a substantial portion of the Company's Rocky Mountain properties in September 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache's considerable progress in 1999 and favorable outlook for continued growth were not fully reflected in the Company's stock price at year-end. While Wall Street turned its attention to technology stocks, Apache recorded its best year ever, paving the way for its 23rd consecutive year of production growth in 2000.

     1999 performance highlights include record:

     - Production of 204.3 thousand barrels of oil equivalent per day, up 17 percent.

     - Proved reserves of 807.2 MMboe, up 32 percent.

     - Net cash provided by operating activities of $638.2 million, up 35 percent.

     - Net income attributable to common stock of $186.4 million, up $31.5 million over our 1997 record.

     More important than these milestones is the position they have left Apache for continued progress ahead.

     - $1.8 billion of capital expenditures brought into our fold quality assets with low operating costs and high margins. The two acquisitions from Shell coupled with first production from major development projects in Egypt and Australia contributed to a $.32 per boe decline in Apache's lease operating expense per equivalent barrel produced.

     - Record 1999 earnings coupled with $654.8 million of equity offerings reduced Apache's debt to 41.4 percent of capitalization, among the strongest in our sector and capable of funding substantial growth opportunities.

     - Rising production will generate substantial cash flow. While prices are always a wildcard, should they approximate levels indicated by the current New York Mercantile Exchange, Apache has the potential to achieve $1 billion of cash flow in 2000, adding fuel with which to act on opportunities that many of Apache's competitors are unable to capture.

     In short, despite only partial recognition in our stock price, Apache's progress in 1999 puts the company in its strongest financial position ever to carry out its business strategy and continue to build lasting shareholder value.

     Apache's results of operations and financial position for 1999 were also significantly impacted by the following factors:

     Commodity Prices -- Apache's average realized oil price increased $5.77 per barrel from $12.66 per barrel in 1998 to $18.43 per barrel in 1999, increasing revenues by $153.6 million. The average realized price for natural gas increased $.24 per Mcf from $1.92 per Mcf in 1998 to $2.16 per Mcf in 1999, positively impacting revenues by $50.7 million.

     Operations -- Oil production increased 25 percent in 1999 compared to the prior year. The increase was primarily due to the acquisition of certain blocks in the Gulf of Mexico from Shell Offshore, included since mid-May of 1999, the full-period impact of the acquisition of certain oil and gas interests in the Carnarvon Basin, offshore Western Australia, from Novus in November 1998 and production from Australia's Stag field which began in May 1998. The increase in oil production positively impacted revenues by $121.9 million. Gas production increased 11 percent, which increased revenues by $52.0 million. As with oil, gas increased in the U.S. due to the Shell Offshore acquisition. In Egypt, the Western Desert Gas Pipeline in the Khalda concession was completed and first sales commenced in August 1999.

RESULTS OF OPERATIONS

     Apache reported 1999 income attributable to common stock of $186.4 million, up from a loss attributable to common stock of $131.4 million in 1998. A significant increase in oil and gas production revenues was partially offset by higher recurring depreciation, depletion and amortization (DD&A) expense, operating costs, preferred stock dividends, and administrative, selling and other (G&A) expense. Basic net income (loss) per common share was $1.73 for 1999, as compared to $(1.34) in 1998. A loss attributable to common stock of $131.4 million was reported in 1998 as opposed to income attributable to common stock of $154.9 million in 1997. The 1998 loss resulted from a full-cost ceiling write-down at year end. Results for 1998 were further hampered by sharp declines in oil and gas prices. Basic net income (loss) per common share was $(1.34) for 1998, as compared to basic net income per share of $1.71 in 1997.

     Oil and gas production revenues increased 50 percent in 1999 to $1.1 billion as compared to $759.0 million in 1998. The increase resulted from a 46 percent increase in the average realized oil price, a 13 percent increase in the average realized natural gas price, a 25 percent increase in oil production and an 11 percent increase in natural gas production. Crude oil, including natural gas liquids, contributed 55 percent and natural gas contributed 45 percent of total oil and gas production revenues during 1999. Oil and gas production revenues decreased 23 percent in 1998 to $759.0 million as compared to $983.8 million in 1997. The decrease resulted from a 34 percent decrease in the average realized oil price, a 16 percent decrease in the average realized price for natural gas and a three percent decrease in gas production. Crude oil, including natural gas liquids, contributed 45 percent and natural gas contributed 55 percent of oil and gas production revenues during 1998.

     The table below presents, for the years indicated, the oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1999        1998       1997
                                                              ----------   --------   --------
Revenues (in thousands):
  Natural gas...............................................  $  516,503   $413,870   $505,604
  Oil.......................................................     612,298    336,813    466,291
  Natural gas liquids.......................................      13,535      8,355     11,878
                                                              ----------   --------   --------
          Total.............................................  $1,142,336   $759,038   $983,773
                                                              ==========   ========   ========
Natural Gas Volume -- Mcf per day:
  United States.............................................     461,444    432,059    492,594
  Canada....................................................      99,791    105,871     89,699
  Egypt.....................................................      15,916      1,554        563
  Australia.................................................      76,220     50,624     26,016
  Ivory Coast...............................................       2,749         --         --
                                                              ----------   --------   --------
          Total.............................................     656,120    590,108    608,872
                                                              ==========   ========   ========
Average Natural Gas Price -- Per Mcf:
  United States.............................................  $     2.31   $   2.11   $   2.47
  Canada....................................................        1.73       1.36       1.33
  Egypt.....................................................        3.45       1.91       2.94
  Australia.................................................        1.51       1.51       1.78
  Ivory Coast...............................................        1.72         --         --
          Total.............................................        2.16       1.92       2.28

Oil Volume -- Barrels per day:
  United States.............................................      45,556     34,067     40,638
  Canada....................................................       3,053      2,090      2,120
  Egypt.....................................................      31,751     27,911     19,372
  Australia.................................................      10,624      8,838      4,417
  Ivory Coast...............................................          37         --         --
                                                              ----------   --------   --------
          Total.............................................      91,021     72,906     66,547
                                                              ==========   ========   ========
Average Oil Price -- Per barrel:
  United States.............................................  $    17.94   $  12.63   $  19.31
  Canada....................................................       19.35      12.55      19.27
  Egypt.....................................................       18.63      12.57      18.65
  Australia.................................................       19.70      13.07      20.51
  Ivory Coast...............................................       15.68         --         --
          Total.............................................       18.43      12.66      19.20

NGL Volume -- Barrels per day:
  United States.............................................       3,308      2,267      1,684
  Canada....................................................         630        616        627
                                                              ----------   --------   --------
          Total.............................................       3,938      2,883      2,311
                                                              ==========   ========   ========

Average NGL Price -- Per barrel:
  United States.............................................  $     9.37   $   8.38   $  14.50
  Canada....................................................        9.64       6.32      12.98
          Total.............................................        9.42       7.94      14.08

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

     Natural gas revenues increased by 25 percent from 1998 to 1999 as a result of increased production volumes and realized prices. The average realized gas price increased 13 percent in 1999 positively affecting revenues by $50.7 million. U.S. natural gas production, which comprised 70 percent of the Company's worldwide gas production, sold at an average price of $2.31 per Mcf, nine percent higher than in 1998, positively impacting natural gas sales by $32.4 million. The Company periodically engages in hedging activities, including fixed-price physical contracts and financial contracts. Gains under long-term fixed-price physical contracts increased the gas price by $.02 per Mcf in 1999 while realized losses from open hedging positions negatively impacted the gas price by $.01 per Mcf in 1999.

     Natural gas production increased 66 million cubic feet per day (MMcf/d), or 11 percent, on a worldwide basis, favorably impacting revenue by $52.0 million in 1999. In the United States, gas production increased 29.4 MMcf/d due to acquisition activities, primarily the Shell Offshore acquisition in 1999. Development activities and the impact of producing property acquisitions during late 1998 increased natural gas production in Australia by 25.6 MMcf/d. Egyptian gas production increased ten fold in 1999 as a result of the completion of the northern portion of the Western Desert Gas Pipeline in the Khalda concession, with first sales commencing in August.

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

     Natural gas production for the United States decreased 12 percent from 1997 to 1998 due to the impact of property sales in the Southern and Midcontinent regions, tropical storms in the Gulf of Mexico and natural depletion. In Australia, natural gas production increased 95 percent driven by a full year of incremental production from properties acquired in the year-end 1997 Ampolex Group Transaction. The 18 percent uplift in Canadian production resulted from development activity and Alberta royalty recoupments received for 1998. Alberta allows reduction in royalty for costs to build processing and transportation facilities.

     Crude oil revenues totaled $612.3 million in 1999, an 82 percent increase from 1998 due to higher average realized oil prices and production increases. On a worldwide basis, average oil prices increased 46 percent to $18.43 per barrel positively impacting oil sales by $153.6 million. Realized losses from open hedging positions negatively impacted the oil price by $.16 per barrel in 1999. Oil production increased 18,115 barrels per day, or 25 percent, in 1999 due primarily to increases in the United States. Domestic oil production increased 11,489 barrels per day, or 34 percent, primarily due to the Shell Offshore acquisition. Australian oil production increased 1,786 barrels per day, or 20 percent, over 1998 with additional full-year production from the Stag field. Egyptian oil production increased 3,840 barrels per day, or 14 percent, as a result of the price-driven dynamics of certain production sharing contracts and development activity.

     Crude oil revenues totaled $336.8 million in 1998, a 28 percent decrease from 1997 due to lower average realized oil prices, which were partially offset by production increases. On a worldwide basis, average oil prices decreased 34 percent to $12.66 per barrel negatively impacting oil revenues by $158.9 million. Oil production increased 6,359 barrels per day (approximately 10 percent), in 1998 due to increases in Egypt and Australia. Australian oil production increased 4,421 barrels per day over 1997 with additional production from the Ampolex Group Transaction and initial sales from the Stag field. Egyptian oil production increased 8,539 barrels per day, or 44 percent, as a result of the price-driven dynamics of certain production sharing contracts and to a lesser extent, drilling and development activity. U.S. oil production decreased by 6,571 barrels per day, or 16 percent, primarily due to marginal property sales in the first half of 1998 and natural reservoir depletion of mature fields.

     Natural gas liquids revenues in 1999 increased 62 percent from 1998. Natural gas liquids production increased 1,055 barrels per day, or 37 percent and natural gas liquids prices increased by $1.48 per barrel, or 19 percent, due to improved market conditions. Natural gas liquids revenues decreased 30 percent in 1998. Natural gas liquids production increased 572 barrels per day, or 25 percent, while natural gas liquids prices declined by $6.14 per barrel, or 44 percent, due to deteriorating market conditions.

  Other Revenues and Operating Expenses

     Gas gathering, processing and marketing revenues increased 33 percent to $155.6 million in 1999 from 1998. Higher gas prices in 1999 contributed to the increase. Gas gathering, processing and marketing costs increased by 34 percent to $153.4 million resulting in a slight decrease to 1999 margins. During 1998, gas gathering, processing and marketing revenues decreased 40 percent to $117.4 million. Slightly higher margins were realized in 1998 as compared to 1997.

     Recurring DD&A expense increased to $442.8 million in 1999 from $382.8 million in 1998. On an equivalent barrel basis, recurring full cost DD&A expense decreased $.09 per boe, from $5.66 per boe in 1998 to $5.57 per boe in 1999. The decrease in the overall DD&A rate was the result of substantial increases in United States production volumes during 1999 and the ceiling test write-down in 1998, which lowered the carrying amount of those properties being depleted. The Company's recurring DD&A expense increased to $382.8 million in 1998 from $381.4 million in 1997. On an equivalent barrel basis, recurring full cost DD&A expense decreased $.11 per boe, from $5.77 per boe in 1997 to $5.66 per boe in 1998.

     Apache limits, on a country-by-country basis, the capitalized cost of oil and gas properties, net of accumulated DD&A and deferred income taxes, to estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. As a result of low oil and gas prices in the United States at December 31, 1998, Apache's capitalized costs of oil and gas properties exceeded the ceiling limitation and the Company reported a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down as additional DD&A expense. No additional DD&A expense was recorded during 1999 or 1997. Write-downs required by these rules do not impact cash flow from operating activities.

     Apache's operating costs increased six percent in 1999 to $223.6 million from $211.6 in 1998. Lease operating expense (LOE), excluding severance taxes, increased from $182.9 million in 1998 to $191.2 million in 1999. On an equivalent barrel basis, LOE for 1999 averaged $2.56 per boe, a $.32 decline from $2.88 per boe in 1998. Domestic per unit costs were significantly reduced due to lower Southern region repairs, maintenance, power and fuel costs resulting from the sale of marginal properties partially offset by increases in the Offshore region due to workover costs associated with acquired properties located in the Gulf of Mexico from Petsec and Shell Offshore. Operating costs decreased nine percent to $211.6 million in 1998 from $231.4 million in 1997. LOE, excluding severance taxes, decreased from $190.8 million in 1997 to $182.9 million in 1998. On an equivalent barrel basis, LOE for 1998 averaged $2.88 per boe, a $.19 decline from $3.07 per boe in 1997. Domestic per unit costs were significantly reduced from the sale of marginal North American properties, and by lower Southern region repairs and maintenance costs.

     G&A expense increased $13.2 million, or 32 percent, from 1998 to 1999. The Company's overall infrastructure was enlarged to properly handle increased responsibilities associated with 1999 North American producing property acquisitions. On an equivalent barrel basis, G&A expense increased to $.72 per boe in 1999 compared to $.64 per boe in 1998. G&A expense increased $2.5 million, or seven percent from 1997 to 1998. On an equivalent barrel basis, G&A expense increased to $.64 per boe in 1998 compared to $.62 per boe in 1997. The increase in G&A expense was primarily the result of employee separation payments associated with the sale of marginal North American properties.

     Net financing costs for 1999 increased $11.7 million, or 17 percent, from 1998 primarily due to higher interest expense and lower interest income, partially offset by higher capitalized interest. Gross interest expense increased $13.3 million resulting from higher average outstanding debt in 1999. The weighted average interest rate on outstanding debt increased to 7.5 percent at December 31, 1999 from 7.2 percent at December 31, 1998. The increase in capitalized interest is associated with Egyptian pipeline projects under construction. The decrease in interest income was due to a lower average cash balance during 1999. Net financing costs for 1998 decreased $1.8 million, or two percent, from 1997 primarily due to higher capitalized interest. Gross interest expense increased $14.6 million due to a slightly higher interest rate on average outstanding debt in 1998 compared to 1997 and higher imputed interest on advances from gas purchasers. This was offset by an increase in capitalized interest, interest income and lower amortization of deferred loan costs. The Company's weighted average interest rate on outstanding debt was 7.2 percent at December 31, 1998 compared to 7.1 percent at December 31, 1997.

MARKET RISK

  Commodity Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $10.09 per barrel to a high of $24.11 per barrel during 1999. Gas price realizations ranged from a monthly low of $1.60 per Mcf to a monthly high of $2.74 per Mcf during the same period.

     The Company periodically enters into hedging activities on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage its exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not hold or issue derivative instruments for trading purposes. In 1999, Apache recognized a net loss of $3.1 million from hedging activities that decreased oil and gas production revenues. The net loss in 1999 includes $6.7 million in derivatives losses and $3.6 million in gains from fixed-price physical gas contracts. Gains or losses on derivative contracts are expected to be offset by sales at the spot market price or to preserve the margin on existing physical gas contracts.

     At December 31,1999, the Company had open natural gas price swap positions with a positive fair value of $11.1 million. A 10 percent increase in natural gas prices would increase the fair value by $19.7 million. A 10 percent decrease in prices would decrease the fair value by $19.7 million. The Company also had open oil price swap positions at December 31, 1999 with a negative fair value of $(9.4) million. A 10 percent increase in oil prices would decrease the fair value by $18.3 million. A 10 percent decrease in oil prices would increase the fair value by $18.3 million. Discount rates used in arriving at fair values range from 6.5 percent for 2000 to 7.3 percent for 2008.

     At December 31, 1999, the Company also had natural gas commodity collars with a fair value of $.8 million and oil commodity collars with a fair value of $(4.9) million. A 10 percent increase in oil and gas prices would change the fair values of the gas collars and the oil collars by $(.9) million and $(5.2) million, respectively. A 10 percent decrease in oil and gas prices would change the fair values of the gas collars and the oil collars by $1.6 million and $3.9 million, respectively. The model used to arrive at the fair values for the commodity collars is based on the Black commodity pricing model. Changes in fair value, assuming 10 percent price changes, assume non-constant volatility with volatility based on prevailing market parameters at December 31,1999.

     Notional volumes associated with the Company's derivative contracts are shown in Note 9 to the Company's consolidated financial statements.

  Interest Rate Risk

     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 83 percent of the Company's debt. Total debt at December 31, 1999, included $318.7 million of floating-rate debt. As a result, Apache's annual interest costs in 2000 will fluctuate based on short-term interest rates on approximately 17 percent of its total debt outstanding at December 31, 1999. The impact on annual cash flow of a 10 percent change in the floating rate (approximately 69 basis points) would be approximately $2.2 million. The Company did not have any open derivative contracts relating to interest rates at December 31, 1999.

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

     The Company's Polish and Australian subsidiaries have net financial assets that are denominated in a currency other than the functional reporting currency of the subsidiaries. A decrease in value of 10 percent in the Australian dollar and Polish zloty relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency loss of approximately $.7 million, based on December 31, 1999 amounts. The Company considers its current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 1999.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

  Capital Commitments

     Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, payment of dividends, and capital obligations for affiliated ventures. The Company funds its exploration and development activities primarily through internally generated cash flows. Apache budgets capital expenditures based upon projected cash flows. The Company routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and cash flow. The Company cannot accurately predict future oil and gas prices.

     Capital Expenditures -- Apache's oil and gas capital expenditures over the last three years are summarized below:

                                                      1999           1998          1997
                                                   ----------   --------------   --------
                                                               (IN THOUSANDS)
Exploration and Development:
  United States..................................  $  217,476      $222,750      $359,272
  Canada.........................................      45,691        69,757        56,263
  Egypt..........................................      59,808       105,431       139,938
  Australia......................................      60,976        80,099        68,563
  Ivory Coast....................................       2,553        23,527           556
  Other International............................      18,835        39,856        24,335
                                                   ----------      --------      --------
                                                      405,339       541,420       648,927
  Capitalized Interest...........................      45,722        49,279        36,493
                                                   ----------      --------      --------
          Total..................................  $  451,061      $590,699      $685,420
                                                   ==========      ========      ========
Acquisitions of Oil and Gas Properties...........  $1,391,206      $ 58,402      $225,934
                                                   ==========      ========      ========

     Expenditures for exploration and development totaled $405.3 million in 1999 compared to $541.4 million in 1998. Apache's drilling program in 1999 added 64.1 MMboe of proved reserves (including revisions) and replaced 86 percent of production. In the United States, Apache completed 108 gross wells as producers out of 130 gross wells drilled during the year, compared with 183 gross producers out of 233 gross wells drilled in 1998. In Canada, Apache completed 32 gross wells as producers out of 49 gross wells drilled during the year, compared with 47 gross producers out of 66 gross wells drilled in 1998.

     Internationally, the Company completed 50 gross producers out of 73 gross wells drilled in 1999, compared to 46 gross producers out of 84 gross wells in 1998. Successful international wells drilled in 1999 included 41 in Egypt and seven in Australia.

     The total capital expenditures budget for 2000 is $597.5 million, including $384.9 million for North America. Estimated North American exploration and development expenditures include $56.4 million in the Southern region, $67.1 million in the Midcontinent region, $151.5 million in the Offshore region and $109.9 million in Canada. The Company has estimated its other international exploration and development expenditures in 2000, exclusive of facilities, to total approximately $212.6 million. Capital expenditures will be reviewed and possibly adjusted throughout the year in light of changing industry conditions.

     On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec for an adjusted purchase price of $67.7 million. The Petsec transaction included estimated proved reserves of approximately 10.2 MMboe as of the acquisition date.

     On May 18, 1999, Apache acquired from Shell Offshore its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell Offshore acquisition also included certain production-related assets and proprietary 2D and 3D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price was $687.7 million in cash and one million shares of Apache common stock (valued at $28.125 per share). The Shell Offshore acquisition included approximately 123.2 MMboe of proved reserves as of the acquisition date.

     On June 18, 1999, the Company acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo in exchange for $83.6 million cash and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included approximately 16.8 MMboe of proved reserves as of the acquisition date.

     On November 30, 1999, Apache acquired from Shell Canada producing properties and other assets for C$761 million (US$517.8 million). The producing properties consist of 150,400 net acres and comprise 20 fields with an average working interest of 55 percent and proved reserves of 87.2 MMboe as of the acquisition date. Apache also acquired 294,294 net acres of undeveloped leaseholdings, 100 percent interest in a gas processing plant with a potential throughput capacity of 160 million cubic feet (MMcf) per day, and 52,700 square miles of 2D seismic and 884 square miles of 3D seismic.

     In 1999, the Company also completed tactical regional acquisitions for cash consideration totaling $17.7 million. These acquisitions added approximately 8.8 MMboe to the Company's proved reserves.

     In January 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF, for approximately $119 million, plus assumed liabilities of approximately $30 million. The acquisition included estimated proved reserves of 206 Bcfe as of the acquisition date.

     In November 1998, the Company entered into agreements to acquire certain oil and gas interests and companies holding oil and gas interests in the Carnarvon Basin, offshore Western Australia, from subsidiaries of Novus for approximately $55 million. The interests have proved reserves of approximately
5.8 MMboe and daily production of 2,400 barrels of oil equivalent. They are within the Apache-operated Harriet Joint Venture (which includes production, processing and pipeline infrastructure associated with the Varanus Island hub), the Airlie Joint Venture (in which the Company held a prior interest and became operator) and three other exploration permit areas. The transaction closed in two stages, in December 1998 for approximately $49 million and in January 1999 for approximately $6 million.

     In 1998, the Company also completed tactical regional acquisitions for cash consideration totaling $19.4 million. These acquisitions added approximately 9.1 MMboe to the Company's reserves.

     In November 1997, the Company acquired, in the Ampolex Group Transaction, all the capital stock of three companies owning interests in certain oil and gas properties (including 31.9 MMboe of proved oil and natural gas reserves) and production facilities offshore Western Australia for approximately $300 million pursuant to three agreements with subsidiaries of Mobil. The Ampolex Group Transaction acquisition, net of the sale of certain properties to Hardy Petroleum Limited (Hardy), increased the Company's interest to 47.5 percent from
22.5 percent in the Carnarvon Basin's Harriet area, which included the Varanus Island pipeline, processing and production complex and eight existing oil and gas fields. In addition, the Company's interest in the East Spar field, which produces through the Varanus Island facilities, increased to 45 percent from 20 percent. Apache operates both the Harriet and East Spar properties.

     In conjunction with the closing of the Ampolex Group Transaction, in December 1997, the Company entered into an agreement under which Hardy agreed to purchase a 10 percent interest in the Company's East Spar gas field and related production facilities in Western Australia. The transaction closed in January 1998 with a total sales price of approximately $63 million in cash.

     Debt and Interest Commitments -- At December 31, 1999, Apache had outstanding debt of $116 million under its global credit facility and an aggregate of $1.8 billion of other debt. This other debt included notes and debentures maturing in the years 2000 through 2096. Debt outstanding at December 31, 1999 of $1.9 billion was higher as compared to the $1.4 billion outstanding at December 31, 1998, due to the Company's significant acquisition activity during 1999. Even so, the Company's debt-to-capitalization ratio improved from
43.0 percent at December 31, 1998 to 41.4 percent at December 31, 1999. Interest payments on the Company's debt for 2000 are projected to be $162.0 million (using weighted average balances for floating rate obligations). Anticipated principal payments for 2000 total $6.2 million.

     Dividend Payments -- Apache paid a total of $12.6 million in dividends during 1999 on its Series B Preferred Stock issued in August 1998 and its Series C Preferred Stock issued in May 1999. Common dividends paid during 1999 totaled $29.7 million, up nine percent from 1998, due to the increased number of common shares outstanding. The Company has paid cash dividends on its common stock for 132 consecutive quarters through December 31, 1999. The Company expects to continue payment of dividends at current levels on an annual basis. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors.

  Capital Resources and Liquidity

     The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets.

     Net Cash Provided by Operating Activities -- Apache's net cash provided by operating activities during 1999 totaled $638.2 million, an increase of 35 percent over the $471.5 million reported in 1998. This increase was due primarily to higher oil and gas production and prices in 1999. Net cash provided by operating activities during 1998 declined $252.3 million from 1997 due primarily to lower oil and gas prices and lower gas production in 1998, offset by the receipt of $71.8 million from a purchaser as an advance. The advance was for future natural gas deliveries over a ten-year period commencing in August 1998.

     Long-Term Borrowings -- In March 1999, Apache Finance Pty Ltd, the Company's Australian finance subsidiary, issued $100 million principal amount, $99.3 million net of discount, of senior unsecured 7-percent notes due March 15, 2009. The notes are irrevocably and unconditionally guaranteed by Apache. The Company has the right to redeem the notes prior to maturity, under certain conditions related to changes in relevant tax laws. Also, upon certain changes in control, these notes would be subject to mandatory repurchase. The proceeds were used to reduce outstanding indebtedness under the Australian portion of the global credit facility.

     In June 1999, the Company issued $150 million principal amount, $149.1 million net of discount, of senior unsecured 7.625-percent notes due July 1, 2019. The Company does not have the right to redeem the notes prior to maturity. Upon certain changes in control, these notes would be subject to mandatory repurchase. The proceeds were used to reduce the Company's outstanding amounts of commercial paper.

     In December 1999, Apache Finance Canada Corporation, the Company's Canadian finance subsidiary, issued $300 million principal amount, $296.9 million net of discount, of senior unsecured 7.75-percent notes due December 15, 2029. The notes are irrevocably and unconditionally guaranteed by Apache. The Company has the right to redeem the notes prior to maturity, under certain conditions related to changes in relevant tax laws. Also, upon certain changes in control, these notes would be subject to mandatory repurchase. The proceeds were used to repay commercial paper issued to finance the Shell Canada acquisition.

     Stock Transactions -- In May 1999, Apache issued 14,950,000 shares of Apache common stock for net proceeds of $444.3 million and 140,000 shares ($217 million) of Series C Preferred Stock in the form of seven million depositary shares each representing one-fiftieth (1/50th) of a share of Series C Preferred Stock for net proceeds of $210.5 million. The Series C Preferred Stock is not subject to a sinking fund or mandatory redemption. On May 15, 2002, each depositary share will automatically convert, subject to adjustments, into not more than one share and not less than 0.8197 of a share of Apache common stock, depending on the market price of Apache common stock at that time.

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

     The net proceeds from both offerings were used for general corporate purposes, including funding a portion of the purchase price for the Shell Offshore acquisition.

     Asset Sales -- Apache received $110 million in 1999 and $131.1 million in 1998 from the sale of non-strategic oil and gas properties in a number of separate transactions. An additional $46.1 million in proceeds was received in 1999 due to Apache disposing of its holdings in the Ivory Coast by selling its wholly-owned subsidiary, Apache Cote d'Ivoire Petroleum LDC to a consortium consisting of Mondoil Cote d'Ivoire LLC and Saur Energie Cote d'Ivoire. The proceeds were used to reduce debt.

     Liquidity -- The Company had $13.2 million in cash and cash equivalents on hand at December 31, 1999, down from $14.5 million at December 31, 1998. Apache's ratio of current assets to current liabilities increased from .74:1 at December 31, 1998, to 1.02:1 at December 31, 1999.

     Management believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of December 31, 1999, Apache's available borrowing capacity under its global credit facility was $884 million.

IMPACT OF THE YEAR 2000 ISSUE

     The Company has not experienced any Year 2000 related computer failures or problems. The cost to achieve Year 2000 compliance did not exceed the estimated $4 million.

FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

     - exploiting our existing asset base;

     - acquiring properties to which we can add incremental value; and

     - investing in high-potential exploration prospects.

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

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although Apache makes use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices, or a prolonged continuation of low prices, may substantially adversely affect the Company's financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-37 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Securities Ownership and Principal Holders" in the proxy statement relating to the Company's 2000 annual meeting of stockholders (the Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth the captions "Summary Compensation Table", "Option/SAR Grants Table," "Option/SAR Exercises and Year-End Value Table", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Securities Ownership and Principal Holders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Business Relationships and Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

          1. Financial Statements

Report of management........................................    F-1
Report of independent public accountants....................    F-2
Statement of consolidated operations for each of the three
  years in the period ended December 31, 1999...............    F-3
Statement of consolidated cash flows for each of the three
  years in the period ended December 31, 1999...............    F-4
Consolidated balance sheet as of December 31, 1999 and
  1998......................................................    F-5
Statement of consolidated shareholders' equity for each of
  the three years in the period ended December 31, 1999.....    F-6
Notes to consolidated financial statements..................    F-7
Supplemental oil and gas disclosures........................   F-31
Supplemental quarterly financial data.......................   F-37

          2. Financial Statement Schedules

          Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

          3. Exhibits

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc., as seller, and
                            Registrant, as buyer, dated December 22, 1994
                            (incorporated by reference to Exhibit 99.3 to
                            Registrant's Current Report on Form 8-K, dated November
                            29, 1994, SEC File No. 1-4300).
          2.2            -- Amended and Restated Agreement and Plan of Merger among
                            Registrant, XPX Acquisitions, Inc and DEKALB Energy
                            Company, dated December 21, 1994 (incorporated by
                            reference to Exhibit 2.1 to Amendment No. 3 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-57321, filed April 14, 1995)
          2.3            -- Agreement and Plan of Merger among Registrant, YPY
                            Acquisitions, Inc. and The Phoenix Resource Companies,
                            Inc., dated March 27, 1996 (incorporated by reference to
                            Exhibit 2.1 to Registrant's Registration Statement on
                            Form S-4, Registration No. 333-02305, filed April 5,
                            1996).
          3.1            -- Restated Certificate of Incorporation of Registrant,
                            dated December 16, 1999, as filed with the Secretary of
                            State of Delaware on December 17, 1999 (incorporated by
                            reference to Exhibit 99.1 to Registrant's Current Report
                            on Form 8-K, dated December 17, 1999, SEC File No.
                            1-4300).
          3.2            -- Bylaws of Registrant, as amended July 14, 1999
                            (incorporated by reference to Exhibit 3.1 to Amendment
                            No. 1 on Form 8-K/A to Registrant's Current Report on
                            Form 8-K, dated May 18, 1999, SEC File No. 1-4300).
          4.1            -- Form of Certificate for Registrant's Common Stock
                            (incorporated by reference to Exhibit 4.1 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          4.2            -- Form of Certificate for Registrant's 5.68% Cumulative
                            Preferred Stock, Series B (incorporated by reference to
                            Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to
                            Registrant's Current Report on Form 8-K, dated August 18,
                            1998, SEC File No. 1-4300).
          4.3            -- Form of Certificate for Registrant's Automatically
                            Convertible Equity Securities, Conversion Preferred
                            Stock, Series C (incorporated by reference to Exhibit
                            99.8 to Amendment No. 1 on Form 8-K/A to Registrant's
                            Current Report on Form 8-K, dated April 29, 1999, SEC
                            File No. 1-4300).
          4.4            -- Rights Agreement, dated January 31, 1996, between
                            Registrant and Norwest Bank Minnesota, N.A., rights
                            agent, relating to the declaration of a rights dividend
                            to Registrant's common shareholders of record on January
                            31, 1996 (incorporated by reference to Exhibit (a) to
                            Registrant's Registration Statement on Form 8-A, dated
                            January 24, 1996, SEC File No. 1-4300).
         10.1            -- Credit Agreement, dated June 12, 1997, among the
                            Registrant, the lenders named therein, Morgan Guaranty
                            Trust Company, as Global Documentation Agent and U.S.
                            Syndication Agent, The First National Bank of Chicago, as
                            U.S. Documentation Agent, NationsBank of Texas, N.A., as
                            Co-Agent, Union Bank of Switzerland, Houston Agency, as
                            Co-Agent, and The Chase Manhattan Bank, as Global
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                            dated June 13, 1997, SEC File No. 1-4300).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.2            -- Credit Agreement, dated June 12, 1997, among Apache
                            Canada Ltd., a wholly-owned subsidiary of the Registrant,
                            the lenders named therein, Morgan Guaranty Trust Company,
                            as Global Documentation Agent, Royal Bank of Canada, as
                            Canadian Documentation Agent, The Chase Manhattan Bank of
                            Canada, as Canadian Syndication Agent, Bank of Montreal,
                            as Canadian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.2 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
         10.3            -- Credit Agreement, dated June 12, 1997, among Apache
                            Energy Limited and Apache Oil Australia Pty Limited,
                            wholly-owned subsidiaries of the Registrant, the lenders
                            named therein, Morgan Guaranty Trust Company, as Global
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, Sydney Branch, as Australian
                            Documentation Agent, The Chase Manhattan Bank, as
                            Australian Syndication Agent, Citisecurities Limited, as
                            Australian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.3 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
         10.4            -- Fiscal Agency Agreement, dated January 4, 1995, between
                            Registrant and Chemical Bank, as fiscal agent, relating
                            to Registrant's 6% Convertible Subordinated Debentures
                            due 2002 (incorporated by reference to Exhibit 99.2 to
                            Registrant's Current Report on Form 8-K, dated December
                            6, 1994, SEC File No. 1-4300)
         10.5            -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Khalda Area in Western Desert of
                            Egypt by and among Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation and Phoenix Resources
                            Company of Egypt, dated April 6, 1981 (incorporated by
                            reference to Exhibit 19(g) to Phoenix's Annual Report on
                            Form 10-K for year ended December 31, 1984, SEC File No.
                            1-547).
         10.6            -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt by and among Arab
                            Republic of Egypt, the Egyptian General Petroleum
                            Corporation and Phoenix Resources Company of Egypt
                            incorporated by reference to Exhibit 10(d)(4) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
         10.7            -- Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix
                            Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10.1 to
                            Phoenix's Registration Statement on Form S-1,
                            Registration No. 33-1069, filed October 23, 1985).
         10.8            -- Amendment, dated March 30, 1989, to Farmout Agreement
                            relating to the Khalda Area Concession, by and between
                            Phoenix Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10(d)(5) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.9            -- Amendment, dated May 21, 1995, to Concession Agreement
                            for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt between Arab Republic of
                            Egypt, the Egyptian General Petroleum Corporation, Repsol
                            Exploracion Egipto S.A., Phoenix Resources Company of
                            Egypt and Samsung Corporation (incorporated by reference
                            to exhibit 10.12 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1997, SEC File No.
                            1-4300).
         10.10           -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area in Western Desert of
                            Egypt, between Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation, Phoenix Resources Company
                            of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993
                            (incorporated by reference to Exhibit 10(b) to Phoenix's
                            Annual Report on Form 10-K for year ended December 31,
                            1993, SEC File No. 1-547).
         10.11           -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area, effective June 16, 1994
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
        +10.12           -- 1982 Employee Stock Option Plan, as updated in January
                            1987 to conform to the Tax Reform Act of 1986
                            (incorporated by reference to Exhibit 10.7 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
        +10.13           -- Apache Corporation Corporate Incentive Compensation Plan
                            A (Senior Officers' Plan), dated July 16, 1998
                            (incorporated by reference to Exhibit 10.13 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.14           -- Apache Corporation Corporate Incentive Compensation Plan
                            B (Strategic Objectives Format), dated July 16, 1998
                            (incorporated by reference to Exhibit 10.14 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.15           -- Apache Corporation 401(k) Savings Plan, dated August 1,
                            1997, effective January 1, 1997 (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated August 8, 1997, SEC File No. 1-4300).
       +*10.16           -- Amendments to Apache Corporation 401(k) Savings Plan,
                            dated October 21, 1999, effective as of January 1, 1997
                            and 1999, and amendment dated December 31, 1999,
                            effective as of January 1, 2000.
        +10.17           -- Apache Corporation Money Purchase Retirement Plan, dated
                            December 31, 1997, effective January 1, 1997
                            (incorporated by reference to Exhibit 10.19 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997, SEC File No. 1-4300).
       +*10.18           -- Amendments to Apache Corporation Money Purchase
                            Retirement Plan, dated October 21, 1999, effective as of
                            January 1, 1997 and 1998.
        +10.19           -- Non-Qualified Retirement/Savings Plan of Apache
                            Corporation, restated as of January 1, 1997, and
                            amendments effective as of January 1, 1997, January 1,
                            1998 and January 1, 1999 (incorporated by reference to
                            Exhibit 10.17 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1998, SEC File No. 1-4300).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        +10.20           -- Amendment to Non-Qualified Retirement/Savings Plan of
                            Apache Corporation, dated February 22, 2000, effective as
                            of January 1, 1999 (incorporated by reference to Exhibit
                            4.7 to Registrant's Registration Statement on Form S-8,
                            Registration No. 333-31092, filed February 25, 2000).
        +10.21           -- Apache International, Inc. Common Stock Award Plan, dated
                            February 12, 1990 (incorporated by reference to Exhibit
                            10.13 to Registrant's Annual Report on Form 10-K for year
                            ended December 31, 1989, SEC File No. 1-4300).
        +10.22           -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated February 10, 2000 (incorporated by reference
                            to Exhibit 4.5 to Amendment No. 1 to Registrant's
                            Registration Statement on Form S-8, Registration No.
                            33-37402, filed March 2, 2000).
       +*10.23           -- Apache Corporation 1995 Stock Option Plan, as amended and restated February 10, 2000.
        +10.24           -- Apache Corporation 1996 share Price Appreciation Plan, as amended and restated January 14, 1997 (incorporated by
                            reference to Appendix A to Registrant's definitive 14A
                            Proxy Statement, SEC File No. 1-4300, filed March 28,
                            1997).
        +10.25           -- Apache Corporation 1996 Performance Stock Option Plan, as
                            amended and restated September 23, 1999 (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated November 30, 1999, SEC File No.
                            1-4300).
       +*10.26           -- Apache Corporation 1998 Stock Option Plan, as amended and restated February 10, 2000.
        +10.27           -- 1990 Employee Stock Option Plan of The Phoenix Resource
                            Companies, Inc., as amended through September 29, 1995,
                            effective April 9, 1990 (incorporated by reference to
                            Exhibit 10.33 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1996, SEC File No. 1-4300).
        +10.28           -- Apache Corporation Income Continuance Plan, as amended
                            and restated February 24, 1988 (incorporated by reference
                            to Exhibit 10.19 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1990, SEC File No.
                            1-4300).
        +10.29           -- Apache Corporation Deferred Delivery Plan, effective as of February 10, 2000 and election forms (incorporated by
                            reference to Exhibit 4.5 to Registrant's Registration
                            Statement on Form S-8, Registration No. 333-31092, filed
                            February 25, 2000).
        +10.30           -- Apache Corporation Non-Employee Directors' Compensation
                            Plan, as amended and restated December 17, 1998
                            (incorporated by reference to Exhibit 10.26 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.31           -- Apache Corporation Outside Directors' Retirement Plan, as
                            amended and restated September 11, 1997 (incorporated by
                            reference to Exhibit 10.31 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1997, SEC File
                            No. 1-4300).
        +10.32           -- Apache Corporation Equity Compensation Plan for
                            Non-Employee Directors, adopted February 9, 1994, and
                            form of Restricted Stock Award Agreement (incorporated by
                            reference to Exhibit 10.26 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1993, SEC File
                            No. 1-4300).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        +10.33           -- Amended and Restated Employment Agreement, dated December
                            5, 1990, between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.39 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
        +10.34           -- First Amendment, dated April 4, 1996, to Restated
                            Employment Agreement between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.40 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31,1996, SEC File No. 1-4300).
        +10.35           -- Amended and Restated Employment Agreement, dated December
                            20, 1990, between Registrant and John A. Kocur
                            (incorporated by reference to Exhibit 10.10 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
        +10.36           -- Employment Agreement, dated June 6, 1988, between
                            Registrant and G. Steven Farris (incorporated by
                            reference to Exhibit 10.6 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1989, SEC File
                            No. 1-4300).
        +10.37           -- Conditional Stock Grant Agreement, dated December 17,
                            1998, between Registrant and G. Steven Farris
                            (incorporated by reference to Exhibit 10.33 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
         10.38           -- Amended and Restated Gas Purchase Agreement, effective
                            July 1, 1998, by and among Registrant and MW Petroleum
                            Corporation, as Seller, and Producers Energy Marketing,
                            LLC, as Buyer (incorporated by reference to Exhibit 10.1
                            to Registrant's Current Report on Form 8-K, dated June
                            18, 1998, SEC File No. 1-4300).
        *12.1            -- Statement of Computation of Ratios of Earnings to Fixed
                            Charges and Combined Fixed Charges and Preferred Stock
                            Dividends
        *21.1            -- Subsidiaries of Registrant
        *23.1            -- Consent of Arthur Andersen LLP
        *23.2            -- Consent of Ryder Scott Company, L.P. Petroleum
                            Consultants
        *23.3            -- Consent of Netherland, Sewell & Associates, Inc.
        *24.1            -- Power of Attorney (included as a part of the signature
                            pages to this report)
        *27.1            -- Financial Data Schedule

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

     (b) Reports on Form 8-K

     The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended December 31, 1999:

        October 5, 1999 -- Item 5. Other Events

     Apache signed a definitive agreement to acquire, through its wholly-owned subsidiary Apache Canada Ltd, certain producing properties and other assets located in Canada from Shell Canada Limited, including proved reserves of 87.5 MMboe, 294,294 net acres of undeveloped leaseholdings, 100-percent interest in a gas processing plant, and proprietary 2-D and 3-D seismic data.

        November 30, 1999 -- Item 2. Acquisition or Disposition of Assets; Item
        5. Other Events

     Apache closed the purchase from Shell Canada Limited of certain producing properties and other assets located in Canada for Cdn $761 million (US $517 million at then current exchange rates) with an effective date of November 1, 1999.

     Offering to the public by Apache Finance Canada Corporation of US $300 million principal amount of 7.75% Notes due December 15, 2029, guaranteed by Apache, issued under an indenture dated November 23, 1999, and registered pursuant to a registration statement on Form S-3 (Registration Nos. 333-90147 and 333-90147-01).

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

Dated: March 28, 2000

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

                        NAME                           TITLE                                 DATE
                        ----                           -----                                 ----
                  /s/ RAYMOND PLANK                    Chairman and Chief Executive     March 28, 2000
-----------------------------------------------------  Officer (Principal Executive
                    Raymond Plank                      Officer)

                   /s/ ROGER PLANK                     Vice President and Chief         March 28, 2000
-----------------------------------------------------  Financial Officer (Principal
                     Roger Plank                       Financial Officer)

               /s/ THOMAS L. MITCHELL                  Vice President and Controller    March 28, 2000
-----------------------------------------------------  (Principal Accounting Officer)
                 Thomas L. Mitchell

                        NAME                           TITLE                                 DATE
                        ----                           -----                                 ----

               /s/ FREDERICK M. BOHEN                  Director                         March 28, 2000
-----------------------------------------------------
                 Frederick M. Bohen

                /s/ G. STEVEN FARRIS                   Director                         March 28, 2000
-----------------------------------------------------
                  G. Steven Farris

               /s/ RANDOLPH M. FERLIC                  Director                         March 28, 2000
-----------------------------------------------------
                 Randolph M. Ferlic

               /s/ EUGENE C. FIEDOREK                  Director                         March 28, 2000
-----------------------------------------------------
                 Eugene C. Fiedorek

               /s/ A. D. FRAZIER, JR.                  Director                         March 28, 2000
-----------------------------------------------------
                 A. D. Frazier, Jr.

                                                       Director
-----------------------------------------------------
                 Stanley K. Hathaway

                  /s/ JOHN A. KOCUR                    Director                         March 28, 2000
-----------------------------------------------------
                    John A. Kocur

             /s/ GEORGE D. LAWRENCE JR.                Director                         March 28, 2000
-----------------------------------------------------
               George D. Lawrence Jr.

                 /s/ MARY RALPH LOWE                   Director                         March 28, 2000
-----------------------------------------------------
                   Mary Ralph Lowe

                  /s/ F. H. MERELLI                    Director                         March 28, 2000
-----------------------------------------------------
                    F. H. Merelli

                /s/ RODMAN D. PATTON                   Director                         March 28, 2000
-----------------------------------------------------
                  Rodman D. Patton

                 /s/ JOSEPH A. RICE                    Director                         March 28, 2000
-----------------------------------------------------
                   Joseph A. Rice

                              REPORT OF MANAGEMENT

     The financial statements and related financial information of Apache Corporation and subsidiaries were prepared by and are the responsibility of management. The statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management's best estimates and judgments.

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

Houston, Texas
March 3, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 3, 2000

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               1999            1998            1997
                                                           -------------   -------------   -------------
                                                           (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES:
  Oil and gas production revenues........................   $1,142,336      $  759,038      $  983,773
  Gathering, processing and marketing revenues...........      155,562         117,395         196,951
  Equity in income (loss) of affiliates..................          153          (1,558)         (1,683)
  Other revenues.........................................        2,454             840          (2,768)
                                                            ----------      ----------      ----------
                                                             1,300,505         875,715       1,176,273
                                                            ----------      ----------      ----------
OPERATING EXPENSES:
  Depreciation, depletion and amortization:
     Recurring...........................................      442,844         382,807         381,416
     Additional..........................................           --         243,178              --
  Operating costs........................................      223,561         211,554         231,370
  Gathering, processing and marketing costs..............      153,367         114,471         194,279
  Administrative, selling and other......................       53,894          40,731          38,243
  Financing costs:
     Interest expense....................................      132,986         119,703         105,148
     Amortization of deferred loan costs.................        4,854           4,496           6,438
     Capitalized interest................................      (53,231)        (49,279)        (36,493)
     Interest income.....................................       (2,343)         (4,383)         (2,768)
                                                            ----------      ----------      ----------
                                                               955,932       1,063,278         917,633
                                                            ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES........................      344,573        (187,563)        258,640
  Provision (benefit) for income taxes...................      143,718         (58,176)        103,744
                                                            ----------      ----------      ----------
NET INCOME (LOSS)........................................      200,855        (129,387)        154,896
  Preferred stock dividends..............................       14,449           2,004              --
                                                            ----------      ----------      ----------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK...............   $  186,406      $ (131,391)     $  154,896
                                                            ==========      ==========      ==========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic..................................................   $     1.73      $    (1.34)     $     1.71
                                                            ==========      ==========      ==========
  Diluted................................................   $     1.72      $    (1.34)     $     1.65
                                                            ==========      ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999         1998         1997
                                                              -----------   ---------   -----------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   200,855   $(129,387)  $   154,896
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization..............      442,844     625,985       381,416
      Amortization of deferred loan costs...................        4,854       4,496         6,438
      Provision (benefit) for deferred income taxes.........       77,494     (81,856)       68,280
      Other.................................................        1,533          --            --
  Cash distributions (less than) in excess of earnings of
    affiliates..............................................         (153)      1,523         1,768
  Loss (gain) on sale of stock held for investment..........         (234)        364           (13)
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    (Increase) decrease in receivables......................     (103,167)     65,487        12,556
    (Increase) decrease in advances to oil and gas ventures
      and other.............................................      (15,330)      3,879        (7,728)
    (Increase) decrease in deferred charges and other.......       (2,356)     13,238           447
    Increase (decrease) in payables.........................       24,912     (65,851)        1,920
    Increase (decrease) in accrued expenses.................       26,233     (12,161)        9,579
    (Decrease) increase in advances from gas purchasers.....      (24,512)     50,922       102,748
    Increase (decrease) in deferred credits and noncurrent
      liabilities...........................................        5,201      (5,128)       (8,499)
                                                              -----------   ---------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........      638,174     471,511       723,808
                                                              -----------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................     (591,316)   (699,509)     (771,419)
  Non-cash portion of net oil and gas property additions....      (19,884)     38,774         6,208
  Acquisition of Shell Offshore properties..................     (687,677)         --            --
  Acquisition of Shell Canada properties....................     (517,815)         --            --
  Acquisition of British-Borneo interests, net of cash
    acquired................................................      (83,590)         --            --
  Acquisition of Novus, net of cash acquired................       (5,758)    (48,499)           --
  Acquisition of Ampolex Group, net of cash acquired........           --          --      (299,852)
  Proceeds from sales of oil and gas properties.............      155,226     131,149        30,134
  Purchase of stock held for investment.....................       (5,282)         --        (1,170)
  Proceeds from sale of stock held for investment...........           --      26,147         1,183
  Proceeds from sale of assets held for resale..............           --      62,998            --
  Other, net................................................      (13,655)    (23,180)      (31,309)
                                                              -----------   ---------   -----------
         NET CASH USED IN INVESTING ACTIVITIES..............   (1,769,751)   (512,120)   (1,066,225)
                                                              -----------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................    1,602,871     551,897     1,168,201
  Payments on long-term debt................................   (1,075,821)   (556,141)     (812,327)
  Proceeds from issuance of common stock....................      455,381       1,240        11,623
  Proceeds from issuance of preferred stock.................      210,490      98,630            --
  Dividends paid............................................      (42,264)    (28,204)      (25,275)
  Payments to acquire treasury stock........................      (15,603)    (21,418)         (386)
  Cost of debt and equity transactions......................       (4,843)       (544)       (2,894)
                                                              -----------   ---------   -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..........    1,130,211      45,460       338,942
                                                              -----------   ---------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (1,366)      4,851        (3,475)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       14,537       9,686        13,161
                                                              -----------   ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    13,171   $  14,537   $     9,686
                                                              ===========   =========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    13,171   $    14,537
  Receivables...............................................      259,530       159,806
  Inventories...............................................       45,113        40,948
  Advances to oil and gas ventures and other................       25,254        11,679
                                                              -----------   -----------
                                                                  343,068       226,970
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
    Proved properties.......................................    7,409,787     5,901,863
    Unproved properties and properties under development,
     not being amortized....................................      869,108       637,854
  Gas gathering, transmission and processing facilities.....      442,437       354,506
  Other.....................................................      105,635        88,422
                                                              -----------   -----------
                                                                8,826,967     6,982,645
  Less: Accumulated depreciation, depletion and
    amortization............................................   (3,711,109)   (3,255,104)
                                                              -----------   -----------
                                                                5,115,858     3,727,541
                                                              -----------   -----------
OTHER ASSETS:
  Deferred charges and other................................       43,617        41,551
                                                              -----------   -----------
                                                              $ 5,502,543   $ 3,996,062
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $     6,158   $    15,500
  Accounts payable..........................................      148,309       115,111
  Accrued operating expense.................................       18,226        18,990
  Accrued exploration and development.......................      101,490       120,855
  Accrued compensation and benefits.........................       22,631        10,692
  Accrued interest..........................................       28,118        19,054
  Other accrued expenses....................................       11,846         5,572
                                                              -----------   -----------
                                                                  336,778       305,774
                                                              -----------   -----------
LONG-TERM DEBT..............................................    1,879,650     1,343,258
                                                              -----------   -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................      360,324       270,493
  Advances from gas purchasers..............................      180,956       205,468
  Other.....................................................       75,408        69,236
                                                              -----------   -----------
                                                                  616,688       545,197
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
    authorized --
    Series B, 5.68% Cumulative Preferred Stock, 100,000
     shares issued and outstanding..........................       98,387        98,387
    Series C, 6.5% Conversion Preferred Stock, 140,000
     shares issued and outstanding..........................      210,490            --
  Common stock, $1.25 par, 215,000,000 shares authorized,
    116,403,013 and 99,790,337 shares issued,
    respectively............................................      145,504       124,738
  Paid-in capital...........................................    1,717,027     1,245,738
  Retained earnings.........................................      558,721       403,098
  Treasury stock, at cost, 2,406,549 and 2,021,215 shares,
    respectively............................................      (52,256)      (36,924)
  Accumulated other comprehensive income....................       (8,446)      (33,204)
                                                              -----------   -----------
                                                                2,669,427     1,801,833
                                                              -----------   -----------
                                                              $ 5,502,543   $ 3,996,062
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                             SERIES B    SERIES C
                                             COMPREHENSIVE   PREFERRED   PREFERRED    COMMON     PAID-IN     RETAINED    TREASURY
                                                INCOME         STOCK       STOCK      STOCK      CAPITAL     EARNINGS     STOCK
                                             -------------   ---------   ---------   --------   ----------   ---------   --------
                                                                                (IN THOUSANDS)
BALANCE, DECEMBER 31, 1996.................                   $    --    $     --    $114,030   $1,002,540   $ 432,588   $(15,152)
  Comprehensive income:
    Net income.............................    $ 154,896           --          --          --           --     154,896         --
    Currency translation adjustments.......       (4,969)          --          --          --           --          --         --
                                               ---------
  Comprehensive income.....................    $ 149,927
                                               =========
  Dividends ($.28 per common share)........                        --          --          --           --     (25,503)        --
  Common shares issued.....................                        --          --       4,068       82,523          --         --
  Treasury shares purchased, net...........                        --          --          --           --          --       (354)
                                                              -------    --------    --------   ----------   ---------   --------
BALANCE, DECEMBER 31, 1997.................                        --          --     118,098    1,085,063     561,981    (15,506)
  Comprehensive income:
    Net loss...............................    $(129,387)          --          --          --           --    (129,387)        --
    Currency translation adjustments.......      (12,745)          --          --          --           --          --         --
                                               ---------
  Comprehensive loss.......................    $(142,132)
                                               =========
  Dividends:
    Preferred..............................                        --          --          --           --      (2,004)        --
    Common ($.28 per share)................                        --          --          --           --     (27,492)        --
  Preferred shares issued..................                    98,387          --          --           --          --         --
  Common shares issued.....................                        --          --       6,640      160,675          --         --
  Treasury shares purchased, net...........                        --          --          --           --          --    (21,418)
                                                              -------    --------    --------   ----------   ---------   --------
BALANCE, DECEMBER 31, 1998.................                    98,387          --     124,738    1,245,738     403,098    (36,924)
  Comprehensive income:
    Net income.............................    $ 200,855           --          --          --           --     200,855         --
    Currency translation adjustments.......       24,543           --          --          --           --          --         --
    Unrealized gain on marketable
      securities, net of applicable income
      taxes of $129........................          215           --          --          --           --          --         --
                                               ---------
  Comprehensive income.....................    $ 225,613
                                               =========
  Dividends:
    Preferred..............................                        --          --          --           --     (14,449)        --
    Common ($.28 per share)................                        --          --          --           --     (30,783)        --
  Preferred shares issued..................                        --     210,490          --           --          --         --
  Common shares issued.....................                        --          --      20,766      471,289          --         --
  Treasury shares purchased, net...........                        --          --          --           --          --    (15,332)
                                                              -------    --------    --------   ----------   ---------   --------
BALANCE, DECEMBER 31, 1999.................                   $98,387    $210,490    $145,504   $1,717,027   $ 558,721   $(52,256)
                                                              =======    ========    ========   ==========   =========   ========

                                              ACCUMULATED
                                                 OTHER           TOTAL
                                             COMPREHENSIVE   SHAREHOLDERS'
                                                INCOME          EQUITY
                                             -------------   -------------
                                                    (IN THOUSANDS)
BALANCE, DECEMBER 31, 1996.................    $(15,490)      $1,518,516
  Comprehensive income:
    Net income.............................          --          154,896
    Currency translation adjustments.......      (4,969)          (4,969)
  Comprehensive income.....................
  Dividends ($.28 per common share)........          --          (25,503)
  Common shares issued.....................          --           86,591
  Treasury shares purchased, net...........          --             (354)
                                               --------       ----------
BALANCE, DECEMBER 31, 1997.................     (20,459)       1,729,177
  Comprehensive income:
    Net loss...............................          --         (129,387)
    Currency translation adjustments.......     (12,745)         (12,745)
  Comprehensive loss.......................
  Dividends:
    Preferred..............................          --           (2,004)
    Common ($.28 per share)................          --          (27,492)
  Preferred shares issued..................          --           98,387
  Common shares issued.....................          --          167,315
  Treasury shares purchased, net...........          --          (21,418)
                                               --------       ----------
BALANCE, DECEMBER 31, 1998.................     (33,204)       1,801,833
  Comprehensive income:
    Net income.............................          --          200,855
    Currency translation adjustments.......      24,543           24,543
    Unrealized gain on marketable
      securities, net of applicable income
      taxes of $129........................         215              215
  Comprehensive income.....................
  Dividends:
    Preferred..............................          --          (14,449)
    Common ($.28 per share)................          --          (30,783)
  Preferred shares issued..................          --          210,490
  Common shares issued.....................          --          492,055
  Treasury shares purchased, net...........          --          (15,332)
                                               --------       ----------
BALANCE, DECEMBER 31, 1999.................    $ (8,446)      $2,669,427
                                               ========       ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into three U.S. operating regions (Offshore, Southern and Midcontinent) and a Canadian region. Approximately 73 percent of the Company's proved reserves are located in North America. Internationally, Apache has exploration and production interests in Egypt and offshore Western Australia, and exploration interests in Poland and offshore The People's Republic of China (China).

     Apache holds interests in many of its U.S., Canadian and international properties through operating subsidiaries, such as Apache Canada Ltd., DEK Energy Company (DEKALB, formerly known as DEKALB Energy Company), Apache Energy Limited (formerly known as Hadson Energy Limited), Apache International, Inc., and Apache Overseas, Inc.

     The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves. A substantial portion of the Company's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 54 percent of Apache's 1999 production on an energy equivalent basis, the Company is affected more by fluctuations in natural gas prices than in oil prices.

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

     Property and Equipment -- The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Exclusive of field-level costs, Apache capitalized $14.2 million, $12.2 million and $11.9 million of internal costs in 1999, 1998 and 1997, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Internal costs attributable to the management of the Company's producing properties, before recoveries from industry partners, totaled $24.4 million, $23.1 million and $22.5 million in 1999, 1998 and 1997, respectively, and are included in operating costs in the Company's statement of consolidated operations. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

                      APACHE CORPORATION AND SUBSIDIARIES

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

     As a result of low oil and gas prices at December 31, 1998, Apache's capitalized costs of U.S. oil and gas properties exceeded the ceiling limitation and the Company recorded a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down in 1998. The write-down is reflected as additional DD&A expense in the accompanying statement of consolidated operations. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that additional write-downs of oil and gas properties could occur in the future.

     The costs of certain unevaluated leasehold acreage and wells being drilled are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those international operations where a reserve base is not yet established.

     Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 20 years. Accumulated depreciation for these assets totaled $97.4 million and $70.0 million at December 31, 1999 and 1998, respectively.

     Accounts Payable -- Included in accounts payable at December 31, 1999 and 1998, are liabilities of approximately $41.6 million and $24.0 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.

     Revenue Recognition -- Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. Differences between volumes sold and entitled volumes create gas imbalances which are generally reflected as adjustments to reported proved gas reserves and future cash flows in the Company's supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of Apache's proved gas reserves at December 31, 1999. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.

     Derivative Instruments and Hedging Activities -- Apache periodically enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its

                      APACHE CORPORATION AND SUBSIDIARIES
commodity derivatives contracts using the hedge (or deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on commodity derivatives contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss is recognized currently to the extent the commodity derivatives contract has not offset changes in actual oil and gas prices.

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

     Foreign Currency Translation -- The U.S. dollar is considered the functional currency for each of the Company's international operations, except for its Canadian subsidiary whose functional currency is the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiary's foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in other comprehensive income. For other international operations, transaction gains and losses are recognized in net income.

     Net Income (Loss) Per Common Share -- Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings per Share." Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would be antidilutive. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 7.

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

                      APACHE CORPORATION AND SUBSIDIARIES

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see supplemental oil and gas disclosures).

2. ACQUISITIONS AND DIVESTITURES

  Acquisitions

     On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of $67.7 million. The Petsec transaction included estimated proved reserves of approximately 10.2 million barrels of oil equivalent (MMboe) as of the acquisition date.

     On May 18, 1999, Apache acquired from Shell Offshore Inc. and affiliated Shell entities (Shell Offshore) its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell Offshore acquisition also included certain production-related assets and proprietary 3D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price was $687.7 million in cash and one million shares of Apache common stock (valued at $28.125 per share). The Shell Offshore acquisition included approximately
123.2 MMboe of proved reserves as of the acquisition date.

     On June 18, 1999, the Company acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo Oil and Gas Plc (British-Borneo) in exchange for $83.6 million cash and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included approximately 16.8 MMboe of proved reserves as of the acquisition date.

     The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):

Value of properties acquired, including gathering and
  transportation facilities.................................   $ 98,582
Value of Gulf of Mexico leases..............................     (3,209)
Working capital acquired, net...............................      4,123
Deferred income tax liability...............................    (15,906)
                                                               --------
Cash paid, net of cash acquired.............................   $ 83,590
                                                               ========

     On November 30, 1999, Apache acquired from Shell Canada Limited (Shell Canada) producing properties and other assets for C$761 million (US$517.8 million). The producing properties consisted of 150,400 net acres and comprised 20 fields with an average working interest of 55 percent and proved reserves of
87.2 MMboe as of the acquisition date. Apache also acquired 294,294 net acres of undeveloped leaseholdings, a 100 percent interest in a gas processing plant with a potential throughput capacity of 160 million cubic feet (MMcf) per day, and 52,700 square miles of 2-D seismic and 884 square miles of 3-D seismic.

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Shell Offshore and Shell Canada acquisitions occurred on January 1 of each year

                      APACHE CORPORATION AND SUBSIDIARIES
presented. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                   FOR THE YEAR ENDED         FOR THE YEAR ENDED
                                                   DECEMBER 31, 1999          DECEMBER 31, 1998
                                                ------------------------   ------------------------
                                                AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                                -----------   ----------   -----------   ----------
                 (UNAUDITED)                       (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Revenues......................................  $1,300,505    $1,482,499    $ 875,715    $1,219,945
Net income (loss).............................     200,855       225,905     (129,387)      (81,206)
Preferred stock dividends.....................      14,449        19,738        2,004        16,109
Income (loss) attributable to common stock....     186,406       206,167     (131,391)      (97,315)
Net income (loss) per common share:
  Basic.......................................  $     1.73    $     1.81    $   (1.34)   $     (.85)
  Diluted.....................................        1.72          1.80        (1.34)         (.85)
Average common shares outstanding.............     107,936       113,923       98,066       114,016

     In 1999, the Company also completed tactical regional acquisitions for cash consideration totaling $17.7 million. These acquisitions added approximately 8.8 MMboe to the Company's proved reserves.

     In November 1998, the Company entered into agreements to acquire certain oil and gas interests and companies holding oil and gas interests in the Carnarvon Basin, offshore Western Australia, from subsidiaries of Novus Petroleum Limited (Novus) for approximately $55 million. The interests have estimated proved reserves of approximately 5.8 MMboe and daily production of 2,400 barrels of oil equivalent. They are within the Apache-operated Harriet Joint Venture (which includes production, processing and pipeline infrastructure associated with the Varanus Island hub), the Airlie Joint Venture (in which the Company held a prior interest and became operator) and three other exploration permit areas. The transaction closed in two stages, in December 1998 (approximately $49 million) and in January 1999 (approximately $6 million). Under the terms of an agreement with Novus, the Company may be required to make additional payments to Novus based on proved and probable recoverable oil and condensate reserves, as determined by independent engineers, on a defined geological structure in the Gipsy-Rose-Lee area, offshore Western Australia. If required, such payments would be calculated using $2.50 for each barrel of proved and $1.25 for each barrel of probable oil and condensate reserves. A payment becomes due if and when a decision is made to construct facilities for the production of oil or condensate from the designated area.

     The total purchase price for the two stages of the transaction was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):

Value of properties acquired, including gathering and
  transportation facilities.................................   $ 62,657
Working capital acquired, net...............................      2,658
Deferred income tax liability...............................    (11,058)
                                                               --------
Cash paid, net of cash acquired.............................   $ 54,257
                                                               ========

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
                                                               ========

     In conjunction with the closing of the Ampolex Group Transaction, the Company entered into an agreement with Hardy in December 1997, under which Hardy agreed to purchase a 10 percent interest in the Company's East Spar field and related production facilities. The transaction closed in January 1998, with a total sales price of approximately $63 million in cash.

     In 1997, the Company also completed tactical regional acquisitions for cash consideration totaling $33.6 million. These acquisitions added approximately 6.6 MMboe to the Company's proved reserves.

     Each transaction described above has been accounted for using the purchase method of accounting and has been included in the financial statements of Apache since the date of acquisition.

     In January 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF, for approximately $119 million, plus assumed liabilities of approximately $30 million. The acquisition included estimated proved reserves of 206 billion cubic feet of natural gas equivalent as of the acquisition date.

  Divestitures

     On September 3, 1999, Apache sold its holdings in the Ivory Coast by selling its wholly-owned subsidiary, Apache Cote d'Ivoire Petroleum LDC, for a total sales price of $46.1 million to a consortium consisting of Mondoil Cote d'Ivoire LLC and Saur Energie Cote d'Ivoire. The sale consisted of 13.7 MMboe of proved reserves and a gain was recorded to other revenues in the accompanying statement of consolidated operations.

     Additionally, during 1999, Apache sold 27.9 MMboe of proved reserves in several transactions from largely marginal North American properties for $110 million.

     In 1998, Apache sold marginal properties, primarily in North America, containing 29.6 MMboe of proved reserves, for $131.1 million. Apache used the sales proceeds to reduce bank debt.

     Apache received $30.1 million in 1997 from the sale of non-strategic oil and gas properties in a number of separate transactions.

3. INVESTMENTS IN EQUITY SECURITIES

     Apache has certain investments in equity securities which are classified as "available for sale" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1999, the aggregate cost basis totaled $2.3 million. The related aggregate fair value approximated $2.6 million and the unrealized gain at December 31, 1999 was approximately $300,000. At December 31, 1998 and 1997, Apache had no investments in equity securities.

                      APACHE CORPORATION AND SUBSIDIARIES

     The Company realized an aggregate gain from the sale of equity securities totaling $234,000 during 1999, losses totaling $364,000 during 1998 and gains of $13,000 during 1997. Apache utilizes the average cost method in computing realized gains or losses, which are included in other revenues in the accompanying statement of consolidated operations.

4. DEBT

  Long-Term Debt

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Apache:
  Money market lines of credit..............................  $    6,158   $   15,500
  Commercial paper, expected to be refinanced...............          --       59,000
  9.25-percent notes due 2002, net of discount..............      99,882       99,842
  7-percent notes due 2018, net of discount.................     148,291      148,246
  7.625-percent notes due 2019, net of discount.............     149,063           --
  7.7-percent notes due 2026, net of discount...............      99,646       99,642
  7.95-percent notes due 2026, net of discount..............     178,560      178,544
  7.375-percent debentures due 2047, net of discount........     147,993      147,988
  7.625-percent debentures due 2096, net of discount........     149,175      149,175
                                                              ----------   ----------
                                                                 978,768      897,937
                                                              ----------   ----------
Subsidiary and other obligations:
  Global credit facility -- Australia.......................     116,000      148,000
  Global credit facility -- Canada..........................          --        5,000
  Revolving credit facility -- Egypt........................     196,590      109,780
  DEKALB 9.875-percent notes due 2000, expected to be
     refinanced.............................................      29,225       29,225
  Apache Finance Australia 6.5-percent notes due 2007, net
     of discount............................................     168,916      168,816
  Apache Finance Australia 7-percent notes due 2009, net of
     discount...............................................      99,376           --
  Apache Finance Canada 7.75-percent notes due 2029, net of
     discount...............................................     296,933           --
                                                              ----------   ----------
                                                                 907,040      460,821
                                                              ----------   ----------
Total debt..................................................   1,885,808    1,358,758
Less: current maturities....................................      (6,158)     (15,500)
                                                              ----------   ----------
Long-term debt..............................................  $1,879,650   $1,343,258
                                                              ==========   ==========

     In June 1997, Apache replaced its $1 billion global borrowing-base credit facility with a new $1 billion global corporate credit facility (global credit facility). The global credit facility consists of three separate bank facilities: a $700 million facility in the United States; a $175 million facility in Australia; and a $125 million facility in Canada. The global credit facility enables Apache to draw on the entire $1 billion facility without restrictions tied to periodic revaluation of the Company's oil and gas reserves. As of December 31, 1999, Apache's available borrowing capacity under the global credit facility was $884 million. Under the financial covenants of the global credit facility, the Company must (i) maintain a consolidated tangible net worth, as defined, of at least $1.2 billion as of December 31, 1999, which is adjusted for subsequent earnings, and (ii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The Company was in compliance with all financial covenants at December 31, 1999.

     The global credit facility is scheduled to mature on June 12, 2002, in the amount of $30 million and the remaining $970 million on June 12, 2003. At the Company's option, the interest rate is based on (i) the greater of (a) The Chase Manhattan Bank's prime rate or (b) the federal funds rate plus one-half of one percent, (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's

                      APACHE CORPORATION AND SUBSIDIARIES
senior long-term debt rating, or (iii) a margin that is determined by competitive bids from the participating banks. At December 31, 1999, the margin over LIBOR for committed loans was .185 percent. The Company also pays a quarterly facility fee of .09 percent on the total amount of each of the three facilities, which fee varies based upon the Company's senior long-term debt rating.

     At December 31, 1999, the Company also had certain uncommitted money market lines of credit which are used from time to time for working capital purposes. As of December 31, 1999, an aggregate of $6.2 million was outstanding under such credit lines.

     In January 1997, the Company established a $300 million commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. In June 1997, Apache expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds. Since its inception in January 1997, the Company's commercial paper program has been rated A-2, Prime-2 and D-1- (D-One-Minus) by Standard & Poor's, Moody's and Duff and Phelps, respectively. As of December 31, 1999, no amounts were outstanding under Apache's commercial paper program. The commercial paper balance at December 31, 1998 was classified as long-term debt in the accompanying consolidated balance sheet as the Company had the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under the global credit facility.

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

     In May 1992, Apache issued $100 million of 9.25-percent notes which mature in June 2002. The Company does not have the right to redeem the notes prior to maturity.

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

     Upon certain changes in control, the debt instruments described in the preceding six paragraphs would be subject to mandatory repurchase.

                      APACHE CORPORATION AND SUBSIDIARIES

     In October 1997, three of the Company's Egyptian subsidiaries entered into a secured, revolving credit facility with a group of banks. The facility provides for total commitments of $250 million, with availability determined by a borrowing base formula predicated upon those subsidiaries' oil and gas reserve quantities, forecast rates of production, and future oil and gas prices. The borrowing base is $196.6 million at December 31, 1999 and will be redetermined semi-annually. The total amount of commitments under the facility is currently scheduled to be reduced by set increments every six months, beginning May 17, 2000. The facility is presently secured solely by assets associated with the Company's Qarun and Khalda concessions and shares of stock of the Company's subsidiaries holding those concessions, with provisions that will permit the inclusion of other of the Company's Egyptian subsidiaries as borrowers with security interests on such subsidiaries' assets and shares of stock. Interest is assessed at LIBOR plus a margin of .375 percent, which is scheduled to increase to .625 percent on January 3, 2001; however, if the facility is extended the rate increase would occur two years from the end of the facility's extended term. A quarterly fee of .375 percent is payable on the available portion of the commitments, while a quarterly fee of .1875 percent is payable on the difference between the borrowing base and the total amount of commitments under the facility. The facility is scheduled to mature on January 3, 2003.

     The DEKALB 9.875-percent notes mature on July 15, 2000 and are not redeemable prior to their maturity. The DEKALB notes are classified as long-term debt in the accompanying consolidated balance sheet because the Company has the ability and intent to refinance such amounts on a long-term basis through available borrowing capacity under the global credit facility.

     In December 1997, Apache Finance Pty Ltd (Apache Finance Australia), the Company's Australian finance subsidiary, issued $170 million principal amount, $168.7 million net of discount, of senior unsecured 6.5-percent notes due December 15, 2007.

     In March 1999, Apache Finance Australia issued $100 million principal amount, $99.3 million net of discount, of senior unsecured 7-percent notes due March 15, 2009.

     In December 1999, Apache Finance Canada Corporation (Apache Finance Canada), the Company's Canadian finance subsidiary, issued $300 million principal amount, $296.9 million net of discount, of senior unsecured 7.75-percent notes due December 15, 2029.

     The Apache Finance Australia and Apache Finance Canada notes are irrevocably and unconditionally guaranteed by Apache. Under certain conditions related to changes in relevant tax laws, Apache Finance Australia and Apache Finance Canada have the right to redeem the notes prior to maturity. In the case of the 6.5-percent notes, Apache Finance Australia may also redeem the notes at its option subject to an adjustment to keep investors whole. Also, upon certain changes in control, these notes would be subject to mandatory repurchase.

     As of December 31, 1999 and 1998, the Company had approximately $16.8 million and $17.0 million, respectively, of unamortized costs associated with its various debt obligations. These costs are reflected as deferred charges in the accompanying consolidated balance sheet and are being amortized over the life of the related debt.

     The indentures for the notes and debentures described above place certain restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.

                      APACHE CORPORATION AND SUBSIDIARIES

  Aggregate Maturities of Debt

                                                         (IN THOUSANDS)
2000...................................................    $    6,158
2001...................................................        71,590
2002...................................................       224,882
2003...................................................       145,225
2004...................................................            --
Thereafter.............................................     1,437,953
                                                           ----------
                                                           $1,885,808
                                                           ==========

5. INCOME TAXES

     Income (loss) before income taxes is composed of the following:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                      --------   ---------   --------
                                                              (IN THOUSANDS)
United States.......................................  $143,680   $(241,861)  $171,304
International.......................................   200,893      54,298     87,336
                                                      --------   ---------   --------
          Total.....................................  $344,573   $(187,563)  $258,640
                                                      ========   =========   ========

     The total provision (benefit) for income taxes consists of the following:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
Current taxes:
  Federal...........................................  $     --    $     --    $    300
  Foreign...........................................    66,224      23,680      35,164
Deferred taxes......................................    77,494     (81,856)     68,280
                                                      --------    --------    --------
          Total.....................................  $143,718    $(58,176)   $103,744
                                                      ========    ========    ========

     The deferred taxes shown above exclude amounts related to the compensation component of non-qualified stock options exercised in each year for which the benefit was credited directly to shareholders' equity.

     A reconciliation of the federal statutory income tax amounts to the effective amounts is shown below:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
Statutory income tax................................  $120,601    $(65,647)   $ 90,524
State income tax, less federal benefit..............     8,482          38       3,987
Taxation of foreign operations......................    24,519       8,710      10,842
Decrease in Australia corporate income tax rate.....   (16,979)         --          --
U.S. taxes on repatriation of foreign earnings from
  Egypt.............................................     7,136          --          --
All other, net......................................       (41)     (1,277)     (1,609)
                                                      --------    --------    --------
                                                      $143,718    $(58,176)   $103,744
                                                      ========    ========    ========

                      APACHE CORPORATION AND SUBSIDIARIES

     The net deferred tax liability is comprised of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Deferred income...........................................  $  (6,238)  $  (9,087)
  Federal net operating loss carryforwards..................    (81,047)    (88,411)
  State net operating loss carryforwards....................     (8,989)    (12,670)
  Statutory depletion carryforwards.........................     (4,075)     (3,720)
  Alternative minimum tax credits...........................     (9,141)     (9,141)
  Accrued expenses and liabilities..........................     (6,970)     (5,590)
  Other.....................................................    (13,332)     (5,374)
                                                              ---------   ---------
          Total deferred tax assets.........................   (129,792)   (133,993)
Valuation allowance.........................................      1,704       1,704
                                                              ---------   ---------
          Net deferred tax assets...........................   (128,088)   (132,289)
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................    485,428     391,624
  Other.....................................................      2,984      11,158
                                                              ---------   ---------
          Total deferred tax liabilities....................    488,412     402,782
                                                              ---------   ---------
Net deferred income tax liability...........................  $ 360,324   $ 270,493
                                                              =========   =========

     U.S. deferred taxes have not been provided on foreign earnings totaling $343.5 million, which are permanently reinvested abroad. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

     At December 31, 1999, the Company had U.S. federal net operating loss carryforwards of $231.6 million that will expire beginning in 2000, and U.S. and foreign statutory depletion carryforwards totaling $10.9 million that can be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $9.1 million that can be carried forward indefinitely, but which can be used only to reduce regular tax liabilities in excess of AMT liabilities. The Company has investment and other tax credit carryforwards of $1.7 million that most likely will expire in 2000 and 2001, which have been fully reserved through a valuation allowance.

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

     In December 1994, Apache received $67.4 million from a purchaser as an advance payment for future natural gas deliveries of 20,000 MMBtu per day over a six-year period commencing January 1995. As a condition of the arrangement with the purchaser, Apache entered into a gas price swap contract with a third party under which Apache became a fixed price payor for identical volumes at prices starting at $1.81 per MMBtu in 1995 and escalating at $.10 per MMBtu per year through 2000. The net result of these related transactions is that gas delivered to the purchaser is reported as revenue at prevailing spot prices with Apache realizing a $.05 per MMBtu premium associated with a monthly fee paid by the purchaser.

     The Company, through its marketing subsidiaries, may purchase gas from third parties to satisfy gas delivery requirements under these arrangements. Contracted volumes relating to these arrangements are included in the Company's supplemental oil and gas disclosures.

     These advance payments have been classified as advances from gas purchasers on the accompanying consolidated balance sheet and are being reduced as gas is delivered to the purchasers under the terms of the contracts. At December 31, 1999 and 1998, advances of $181.0 million and $205.5 million, respectively, were outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, plus or minus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on a rate of 8 percent on the 1998 and 1997 advances, and 9.5 percent on the 1994 advances.

7. CAPITAL STOCK

  Common Stock Outstanding

                                                             1999          1998         1997
                                                          -----------   ----------   ----------
Balance, beginning of year..............................   97,769,122   93,304,541   90,058,797
Treasury shares acquired, net...........................     (385,334)    (846,968)      (9,016)
Shares issued for:
  Public offering(1)....................................   14,950,000           --           --
  Shell Offshore acquisition............................    1,000,000           --           --
  Conversion of 6-percent convertible debentures........           --    5,070,914           --
  Acquisition of oil and gas property interests.........           --      176,836           --
  Conversion of 3.93-percent convertible notes..........           --           --    2,777,777
  Dividend reinvestment plan............................       12,436           --       34,249
  401(k) savings plan...................................       24,988       10,477      182,742
  Stock option plans....................................      625,252       53,322      259,992
                                                          -----------   ----------   ----------
Balance, end of year....................................  113,996,464   97,769,122   93,304,541
                                                          ===========   ==========   ==========

---------------

(1) In May 1999, Apache completed a public offering of approximately 15.0 million shares of Apache common stock for net proceeds of $444.3 million.

                      APACHE CORPORATION AND SUBSIDIARIES

     Net Income (Loss) Per Common Share -- A reconciliation of the components of basic and diluted net income (loss) per common share for the years ended December 31, 1999, 1998 and 1997 is presented in the table below:

                                              1999                             1998                            1997
                                 ------------------------------   ------------------------------   -----------------------------
                                  INCOME    SHARES    PER SHARE    INCOME     SHARES   PER SHARE    INCOME    SHARES   PER SHARE
                                 --------   -------   ---------   ---------   ------   ---------   --------   ------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic:
  Income (loss) attributable to
    common stock...............  $186,406   107,936     $1.73     $(131,391)  98,066    $(1.34)    $154,896   90,677     $1.71
                                                        =====                           ======                           =====
Effect of Dilutive Securities:
  Stock options................        --       418                      --       --                     --      519
  3.93%-convertible notes......        --        --                      --       --                  1,859    2,435
  6%-convertible debentures....        --        --                      --       --                  6,919    5,623
                                 --------   -------               ---------   ------               --------   ------
Diluted:
  Income (loss) attributable to
    common stock, including
    assumed conversions........  $186,406   108,354     $1.72     $(131,391)  98,066    $(1.34)    $163,674   99,254     $1.65
                                 ========   =======     =====     =========   ======    ======     ========   ======     =====

     The effect of stock options and the 6-percent convertible subordinated debentures were not included in the computation of diluted net loss per common share during 1998 and the effect of the Series C Preferred Stock was not included in the computation of diluted net income per common share during 1999 because to do so would have been antidilutive.

     Stock Option Plans -- At December 31, 1999, officers and certain key employees had been granted options to purchase the Company's common stock under employee stock option plans adopted in 1990, 1995 and 1998 and under certain predecessor plans (collectively, the Stock Option Plans). Under the Stock Option Plans, the exercise price of each option equals the market price of Apache's common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after 10 years. The Company may issue up to 6,485,231 shares of common stock under the Stock Option Plans, of which options to acquire 1,276,279 shares of common stock remained available for grant at December 31, 1999.

     On October 31, 1996, the Company established the 1996 Performance Stock Option Plan (the Performance Plan) for substantially all full-time employees, excluding officers and certain key employees. Under the Performance Plan, the exercise price of each option equals the market price of Apache common stock on the date of grant. All options become exercisable after nine and one-half years and expire ten years from the date of grant; however, exercisability will be accelerated if share price goals of $50 and $60 per share are attained before January 1, 2000. These share price goals were not attained before January 1, 2000. Under the terms of the Performance Plan, no grants could be made after December 31, 1998.

                      APACHE CORPORATION AND SUBSIDIARIES

     A summary of the status of the plans described above as of December 31, 1999, 1998, and 1997, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                                1999                1998                1997
                                          -----------------   -----------------   -----------------
                                                   WEIGHTED            WEIGHTED            WEIGHTED
                                          SHARES   AVERAGE    SHARES   AVERAGE    SHARES   AVERAGE
                                          UNDER    EXERCISE   UNDER    EXERCISE   UNDER    EXERCISE
                                          OPTION    PRICE     OPTION    PRICE     OPTION    PRICE
                                          ------   --------   ------   --------   ------   --------
Outstanding, beginning of year..........   4,421    $32.15     3,629    $32.20     2,885    $30.82
Granted.................................     849     37.41     1,243     32.53     1,228     34.59
Exercised...............................    (533)    28.53       (20)    26.68      (145)    23.02
Forfeited...............................    (213)    33.31      (431)    33.98      (339)    33.08
                                          ------              ------              ------
Outstanding, end of year(1).............   4,524     33.49     4,421     32.15     3,629     32.20
                                          ======              ======              ======
Exercisable, end of year................   1,392     30.64     1,223     28.86       729     26.96
                                          ======              ======              ======
Available for grant, end of year........   1,276               2,006                 603
                                          ======              ======              ======
Weighted average fair value of options
  granted during the year(2)............  $13.93              $10.87              $11.73
                                          ======              ======              ======

     The following table summarizes information about stock options covered by the plans described above that are outstanding at December 31, 1999 (shares in thousands):

                                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           ------------------------------------   ----------------------
                                            NUMBER OF     WEIGHTED                 NUMBER OF
                                             SHARES        AVERAGE     WEIGHTED     SHARES      WEIGHTED
                                              UNDER       REMAINING    AVERAGE       UNDER      AVERAGE
                                           OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                     OPTIONS        LIFE        PRICE       OPTIONS      PRICE
------------------------                   -----------   -----------   --------   -----------   --------
$13.750 -- $19.625.......................        37         1.63        $15.67          37       $15.67
 21.000 --  29.875.......................       936         6.63         27.32         584        27.29
 30.250 --  35.500.......................     3,003         7.66         34.21         725        33.48
 36.000 --  43.188.......................       548         9.27         41.32          46        40.86
                                              -----                                  -----
                                              4,524                                  1,392
                                              =====                                  =====

---------------

(1) Excludes 219,000, 449,600 and 496,900 shares as of December 31, 1999, 1998 and 1997, respectively, issuable under stock options assumed by Apache in connection with the 1996 merger with The Phoenix Resource Companies, Inc.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: (i) risk-free interest rates of 5.65, 5.46 and 6.33 percent; (ii) expected lives of five years for the Stock Option Plans, and 2.5 years for the Performance Plan; (iii) expected volatility of 33.87, 31.17 and 31.21 percent, and (iv) expected dividend yields of .75, .88 and .82 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     In May 1997, Apache's shareholders approved the 1996 Share Price Appreciation Plan (the Appreciation Plan) for officers and certain key employees. The Appreciation Plan provided for conditional grants denominated in shares of Apache common stock that would have vested upon attainment of share price goals of $50 and $60 per share before January 1, 2000. Since these share price goals were not attained before January 1, 2000, the Appreciation Plan terminated and all conditional grants were forfeited.

     A summary of the status of the Appreciation Plan as of December 31, 1999, 1998 and 1997, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                                         SHARES SUBJECT TO CONDITIONAL GRANTS
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------     ---------     ---------
Outstanding, beginning of year........................     1,709         1,719            --
Granted...............................................        --           190         1,965
Forfeited.............................................    (1,709)         (200)         (246)
                                                         -------        ------        ------
Outstanding, end of year..............................        --         1,709         1,719
                                                         =======        ======        ======
Exercisable, end of year..............................        --            --            --
                                                         =======        ======        ======
Available for grant, end of year......................        --            --           281
                                                         =======        ======        ======
Weighted average fair value of conditional
  grants(1)...........................................   $    --        $ 6.72        $13.50
                                                         =======        ======        ======

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

                                                         1999           1998          1997
                                                      -----------   ------------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (Loss) Attributable to Common Stock:
     As reported....................................   $186,406      $(131,391)     $154,896
     Pro forma......................................    177,518       (141,306)      147,152
Net Income (Loss) per Common Share:
  Basic:
     As reported....................................   $   1.73      $   (1.34)     $   1.71
     Pro forma......................................       1.64          (1.44)         1.62
  Diluted:
     As reported....................................   $   1.72      $   (1.34)     $   1.65
     Pro forma......................................       1.64          (1.44)         1.55

     The pro forma amounts shown above may not be representative of future results, as the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

---------------

(1) The fair value of each conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: (i) risk-free interest rate of 5.37 and 6.45 percent; (ii) expected volatility of 33.11 and 28.63 percent; and (iii) expected dividend yields of .82 and .84 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     In December 1998, the Company entered into a conditional stock grant agreement with an executive of the Company which would award up to 100,000 shares of the Company's common stock in five annual installments. Each installment has a five-year vesting period, 40 percent of the conditional grants will be paid in cash at the market value of the stock on the date of payment and the balance (60,000 shares) will be issued in Apache common stock.

  Preferred Stock

     The Company has five million shares of no par preferred stock authorized, of which 25,000 shares have been "designated" as Series A Junior Participating Preferred Stock (the Series A Preferred Stock), 100,000 shares have been designated as the 5.68 percent Series B Cumulative Preferred Stock (the Series B Preferred Stock) and 140,000 shares have been designated as Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (the Series C Preferred Stock). The shares of Series A Preferred Stock are authorized for issuance pursuant to certain rights that trade with Apache common stock outstanding and are reserved for issuance upon the exercise of the Rights as defined and discussed below.

     Rights to Purchase Series A Preferred Stock -- In December 1995, the Company declared a dividend of one right (a Right) for each share of Apache common stock outstanding on January 31, 1996. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if a person or group becomes the beneficial owner of 20 percent or more of Apache's outstanding common stock (flip in event), each Right will become exercisable for shares of Apache's common stock at 50 percent of the then market price of the common stock. If a 20 percent shareholder of Apache acquires Apache, by merger or otherwise, in a transaction where Apache does not survive or in which Apache's common stock is changed or exchanged (flip over event), the Rights become exercisable for shares of the common stock of the company acquiring Apache at 50 percent of the then market price for Apache common stock. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. The Company may redeem the Rights at $.01 per Right at any time until 10 business days after public announcement of a flip in event. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

     Series B Preferred Stock -- In August 1998, Apache issued 100,000 shares ($100 million) of Series B Preferred Stock in the form of one million depositary shares, each representing one-tenth (1/10) of a share of Series B Preferred Stock, for net proceeds of $98.4 million. The Series B Preferred Stock has no stated maturity, is not subject to a sinking fund and is not convertible into Apache common stock or any other securities of the Company. Apache has the option to redeem the Series B Preferred Stock at $1,000 per share on or after August 25, 2008. Holders of the shares are entitled to receive cumulative cash dividends at an annual rate of $5.68 per depositary share when, and if, declared by Apache's board of directors.

     Series C Preferred Stock -- In May 1999, Apache issued 140,000 shares ($217 million) of Series C Preferred Stock in the form of seven million depositary shares each representing one-fiftieth (1/50) of a share of Series C Preferred Stock, for net proceeds of $210.5 million. The Series C Preferred Stock is not subject to a sinking fund or mandatory redemption. On May 15, 2002, each depositary share will automatically convert,

                      APACHE CORPORATION AND SUBSIDIARIES
subject to adjustments, into not more than one share and not less than 0.8197 of a share of Apache common stock, depending on the market price of Apache common stock at that time.

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

     Comprehensive Income -- In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting components of comprehensive income. Components of accumulated other comprehensive income (loss) consist of the following (in thousands):

                                                                 UNREALIZED    ACCUMULATED
                                                    CURRENCY      GAIN ON         OTHER
                                                   TRANSLATION   MARKETABLE   COMPREHENSIVE
                                                   ADJUSTMENTS   SECURITIES      INCOME
                                                   -----------   ----------   -------------
December 31, 1997................................   $(20,459)     $     --      $(20,459)
                                                    ========      ========      ========
December 31, 1998................................   $(33,204)     $     --      $(33,204)
                                                    ========      ========      ========
December 31, 1999................................   $ (8,661)     $    215      $ (8,446)
                                                    ========      ========      ========

     The unrealized gain on marketable securities at December 31, 1999 is net of income taxes of $129,000. The currency translation adjustments are not adjusted for income taxes as they relate to an indefinite investment in a non-U.S. subsidiary.

8. NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities is presented below:

     In June 1999, the Company acquired certain oil and gas interests from British-Borneo for cash and the assumption of certain liabilities. The accompanying financial statements include the amounts detailed in Note 2.

     In May 1999, the Company issued one million shares of Apache common stock to Shell Offshore in connection with the transaction discussed in Note 2.

     In December 1998 and January 1999, the Company acquired certain oil and gas interests from subsidiaries of Novus for cash and the assumption of certain liabilities. The accompanying financial statements include the amounts detailed in Note 2.

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

                      APACHE CORPORATION AND SUBSIDIARIES

Supplemental Disclosure of Cash Flow Information:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash paid during the year for:
  Interest, net of amounts capitalized......................   $70,691     $71,968     $63,633
  Income and other taxes, net of refunds....................    66,224      23,680      35,464

9. FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998.

                                                            1999                  1998
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Cash and cash equivalents..........................  $ 13,171   $ 13,171   $ 14,537   $ 14,537
Long-term debt:
  Bank debt........................................   312,590    312,590    262,780    262,780
  Commercial paper.................................        --         --     59,000     59,000
  7.95-percent notes...............................   178,560    176,760    178,544    195,624
  7.625-percent debentures.........................   149,175    136,628    149,175    147,749
  7.625-percent notes..............................   149,063    144,075         --         --
  7-percent notes..................................   148,291    135,975    148,246    148,410
  7.375-percent debentures.........................   147,993    136,755    147,988    152,055
  9.25-percent notes...............................    99,882    104,170     99,842    109,290
  7.7-percent notes................................    99,646     95,470     99,642    105,660
  Money market lines of credit.....................     6,158      6,158     15,500     15,500
  Apache Finance Australia 6.5-percent notes.......   168,916    156,689    168,816    171,530
  Apache Finance Australia 7-percent notes.........    99,376     95,238         --         --
  DEKALB 9.875-percent notes.......................    29,225     29,655     29,225     30,589
  Apache Finance Canada 7.75-percent notes.........   296,933    283,380         --         --

Hedging financial instruments:
  Commodity price swaps:
     -- Natural gas(1).............................        --     11,073         --    (13,066)
     -- Oil........................................        --     (9,369)        --          3
  Commodity collars:
     -- Natural gas................................       183        846         --         --
     -- Oil........................................       425     (4,890)        --         --

---------------

(1) The fair value of natural gas price swaps at December 31, 1999 and 1998 reflects fixed-to-floating price swaps where there is an offsetting position with a physical contract. See Commodity Price Hedges below.

                      APACHE CORPORATION AND SUBSIDIARIES

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheet approximated market value at December 31, 1999 and 1998.

     Cash and Cash Equivalents -- The carrying amounts approximated fair value due to the short maturity of these instruments.

     Long-Term Debt -- The fair values of the 7.625-percent debentures and the Apache Finance Australia 7-percent notes are based upon estimates provided to the Company by independent investment banking firms. The fair values of all other notes and debentures are based on the quoted market prices. The carrying amount of the bank debt, commercial paper and money market lines of credit approximated fair value because the interest rates are variable and reflective of market rates.

     Commodity Price Hedges -- Apache periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The derivative contracts call for Apache to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, Apache recognized hedging losses of $6.7 million in 1999 and hedging gains of $1.3 million and $14.5 million in 1998 and 1997, respectively. The hedging gains and losses are included in oil and gas production revenues in the statement of consolidated operations.

     The following table and note thereto cover the Company's pricing and notional volumes on open commodity derivative contracts as of December 31, 1999:

                                                           2000     2001     2002    2003    2004    THEREAFTER
                                                          ------   ------   ------   -----   -----   ----------
Natural Gas Swap Positions (FERC indexes):
  Pay fixed price -- January 2000 to July 2008 (thousand
    MMBtu/d)(1).........................................      50       30       30      30      30        32
  Average swap price, per MMBtu(1)......................  $ 2.27   $ 2.27   $ 2.31   $2.35   $2.39     $2.51
Oil Swap Positions (NYMEX):
  Receive fixed price -- January to August 2000
    (Mbbl/d)............................................       5       --       --      --      --        --
  Swap price, per bbl...................................  $19.42       --       --      --      --        --
Oil Swap Positions (NYMEX):
  Receive fixed price -- January 2000 to June 2002
    (Mbbl/d)............................................      10        9        8      --      --        --
  Average swap price, per bbl...........................  $20.52   $18.82   $18.45      --      --        --
Oil Collar Positions (NYMEX):
  Volume -- January to August 2000 (Mbbl/d).............      13       --       --      --      --        --
  Average ceiling price, per bbl........................  $23.00       --       --      --      --        --
  Average floor price, per bbl..........................  $17.73       --       --      --      --        --
Gas Collar Positions (NYMEX):
  Volume -- January to August 2000 (thousand MMBtu/d)...      80       --       --      --      --        --
  Average ceiling price, per MMBtu......................  $ 3.31       --       --      --      --        --
  Average floor price, per MMBtu........................  $ 2.06       --       --      --      --        --

---------------

(1) The Company has various contracts to supply gas at fixed prices. In order to lock in a margin on a portion of the volumes, the Company is a fixed price payor on swap transactions. The average physical contract price ranges from $2.32 in 2000 to $2.56 in 2008. The fair value of these hedges was $11.1 million at December 31, 1999, all of which is related to the arrangements discussed in Note 6.

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

     As part of the Company's due diligence review for acquisitions, Apache conducts an extensive environmental evaluation of purchased properties. Depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache's satisfaction, or agree to assume liability for remediation of the property. As of December 31, 1999, Apache had a reserve for environmental remediation of approximately $7.7 million. The Company is not aware of any environmental claims existing as of December 31, 1999, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

     International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, Egypt, China and Poland. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $95 million through 2003.

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

     Vesting in the Company's contributions to the 401(k) savings plan, the money purchase retirement plan and the non-qualified retirement/savings plan occurs at the rate of 20 percent per year. Total expenses under all plans were $7.8 million, $7.3 million and $6.3 million for 1999, 1998 and 1997, respectively. The unfunded liability for all plans has been accrued in the consolidated balance sheet.

     China -- On May 28, 1999, Apache China Corporation LDC (Apache China, an indirect wholly owned subsidiary of the Company) sent a notice of default to XCL-China, Ltd. (XCL-China), a participant with Apache China in the Zhao Dong Block offshore the People's Republic of China, and its parent company, XCL, Ltd., for the failure to pay approximately $10 million of costs pursuant to the agreements governing the

                      APACHE CORPORATION AND SUBSIDIARIES
project. Prior to the expiration of the cure period, XCL-China and XCL, Ltd. filed petitions initiating arbitration proceedings against Apache China. The actions seek to disallow approximately $17 million in costs expended by Apache China related to developing the Zhao Dong Block, including the $10 million in costs billed by Apache China to XCL-China that have not been paid. In addition, XCL-China has advised Apache China of XCL-China's intent to seek the removal of Apache China as operator of the Block. Apache China has denied the allegations made by XCL-China in its petition and is vigorously contesting them. On November 30, 1999 the arbitration proceedings were stayed in connection with the bankruptcy proceeding described below.

     On June 25, 1999, Apache China filed a petition in U.S. Bankruptcy Court in Opelousas, Louisiana, to place XCL-China into involuntary bankruptcy under Chapter 7 of the Bankruptcy Code on account of XCL-China's failure to pay its share of costs related to development of the Zhao Dong Block. On December 21, 1999, the holders of XCL, Ltd.'s senior secured notes, acting through their Trustee, exercised their remedial rights under their indenture and removed the existing Board of Directors of XCL-China, electing a new Board. The new Board of Directors of XCL-China voted to withdraw XCL-China's opposition to Apache China's Chapter 7 bankruptcy petition filed against XCL-China and on December 22, 1999 obtained an order of the Court converting the proceeding into a voluntary Chapter 11 bankruptcy proceeding.

     Apache China has entered into negotiations with the Chinese authorities concerning the terms and conditions of the development of the Zhao Dong Block including, among other things the portion of XCL-China's future development costs to be paid by the Chinese. Apache China is prepared to move forward as soon as these negotiations are satisfactorily concluded.

     Lease Commitments -- The Company has leases for buildings, facilities and equipment with varying expiration dates through 2007. Net rental expense was $11.5 million, $8.1 million and $5.8 million for 1999, 1998 and 1997, respectively.

     As of December 31, 1999, minimum rental commitments under long-term operating leases, net of sublease rentals, and long-term pipeline transportation commitments, ranging from one to 24 years, are as follows:

                                                          NET MINIMUM
                                                          COMMITMENTS
                                                         --------------
                                                         (IN THOUSANDS)
2000..................................................      $ 16,891
2001..................................................        14,591
2002..................................................        14,029
2003..................................................        13,693
2004..................................................        13,200
Thereafter............................................        70,579
                                                            --------
                                                            $142,983
                                                            ========

     Partnership in Western Australia -- Apache is a partner in a partnership formed to construct and operate a 62-mile pipeline from Varanus Island to onshore facilities in Western Australia. Apache has a 50 percent interest in the partnership and has guaranteed 50 percent of the partnership's share of any related debt incurred by the partnership up to the time certain documentation related to the partnership's debt is finalized. Thereafter, the partnership debt will be non-recourse to Apache. The Company has dedicated the production volumes of six take-or-pay gas sales contracts to the pipeline. Apache will be required to prepay transportation tariffs in the event Apache receives payments under the take-or-pay provisions of these contracts, or in the event the Company fails to deliver the volumes required by the contracts and requested by the purchasers.

                      APACHE CORPORATION AND SUBSIDIARIES

11. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     Strategic Alliance with Cinergy Corp. -- In June 1998, Apache formed a strategic alliance with Cinergy to market substantially all the Company's natural gas production from North America and sold its 57 percent interest in ProEnergy for 771,258 shares of Cinergy common stock subsequently sold for $26.1 million. ProEnergy, renamed Cinergy Marketing and Trading LLC, will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. During this period, Apache is generally obligated to deliver most of its North American gas production to Cinergy and, under certain circumstances, reimburse Cinergy if certain gas throughput thresholds are not met. Accordingly, Apache recorded a deferred gain of $20.0 million, subject to adjustment, on the sale of ProEnergy that is being amortized over six years.

     Related Parties -- F.H. Merelli, a member of the Company's board of directors since July 1997, is chairman, president and chief executive officer of Key Production Company, Inc. (Key). In the normal course of business, Key paid to Apache during 1999 approximately $3.0 million for Key's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to 380 oil and gas wells in which Key owns interests and for which Apache is the operator. Key received approximately $6.3 million in 1999 for its proportionate share of revenues from such interests, of which approximately $4.2 million was paid directly to Key by Apache or related entities.

     Major Purchasers -- In 1999, purchases by Cinergy and the Egyptian General Petroleum Corporation (EGPC) accounted for 29 percent and 21 percent of the Company's oil and gas production revenues, respectively. In 1998, purchases by Cinergy/ProEnergy and EGPC accounted for 38 percent and 17 percent of the Company's oil and gas production revenues, respectively. In 1997, purchases by ProEnergy and EGPC accounted for 40 percent and 13 percent of the Company's oil and gas production revenues.

     Concentration of Credit Risk -- The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales. Sales of natural gas by Apache to Cinergy are similarly uncollateralized.

                      APACHE CORPORATION AND SUBSIDIARIES

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

                                                                                         OTHER
                                   UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                   -------------   --------   --------   ---------   -------------   ----------
                                                                  (IN THOUSANDS)
1999
Oil and Gas Production
  Revenues.......................   $  699,039     $ 86,901   $235,935   $118,524      $  1,937      $1,142,336
Operating Expenses:
  Depreciation, depletion and
     amortization................      290,771       34,560     74,736     41,716         1,061         442,844
  Operating costs................      151,090       19,962     26,444     25,216           849         223,561
  Gathering, processing and
     marketing, net..............       (2,195)          --         --         --            --          (2,195)
                                    ----------     --------   --------   --------      --------      ----------
Operating Income.................   $  259,373     $ 32,379   $134,755   $ 51,592      $     27         478,126
                                    ==========     ========   ========   ========      ========
Other Income (Expense):
  Equity in income of
     affiliates..................                                                                           153
  Other revenues.................                                                                         2,454
  Administrative, selling and
     other.......................                                                                       (53,894)
  Financing costs, net...........                                                                       (82,266)
                                                                                                     ----------
Income Before Income Taxes.......                                                                    $  344,573
                                                                                                     ==========
Total Long-Lived Assets..........   $2,548,413     $861,829   $845,873   $728,592      $131,151      $5,115,858
                                    ==========     ========   ========   ========      ========      ==========
Total Assets.....................   $2,760,163     $894,592   $908,502   $782,520      $156,766      $5,502,543
                                    ==========     ========   ========   ========      ========      ==========
Additions to Long-Lived Assets...   $1,053,285     $577,455   $111,534   $175,848      $ 28,286      $1,946,408
                                    ==========     ========   ========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                         OTHER
                                   UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                   -------------   --------   --------   ---------   -------------   ----------
                                                                  (IN THOUSANDS)
1998
Oil and Gas Production
  Revenues.......................   $  496,238     $ 63,620   $129,123   $ 70,057      $     --      $  759,038
Operating Expenses:
  Depreciation, depletion and
     amortization
     Recurring...................      256,507       30,514     59,825     35,961            --         382,807
     Additional..................      243,178           --         --         --            --         243,178
  Operating costs................      154,264       17,216     23,436     16,638            --         211,554
  Gathering, processing and
     marketing, net..............       (2,924)          --         --         --            --          (2,924)
                                    ----------     --------   --------   --------      --------      ----------
Operating Income (Loss)..........   $ (154,787)    $ 15,890   $ 45,862   $ 17,458      $     --         (75,577)
                                    ==========     ========   ========   ========      ========
Other Income (Expense):
  Equity in loss of affiliates...                                                                        (1,558)
  Other revenues.................                                                                           840
  Administrative, selling and
     other.......................                                                                       (40,731)
  Financing costs, net...........                                                                       (70,537)
                                                                                                     ----------
Loss Before Income Taxes.........                                                                    $ (187,563)
                                                                                                     ==========
Total Long-Lived Assets..........   $1,892,020     $290,341   $809,075   $592,979      $143,126      $3,727,541
                                    ==========     ========   ========   ========      ========      ==========
Total Assets.....................   $2,046,628     $305,238   $853,561   $633,981      $156,654      $3,996,062
                                    ==========     ========   ========   ========      ========      ==========
Additions to Long-Lived Assets...   $  274,395     $ 73,327   $219,162   $145,037      $ 70,251      $  782,172
                                    ==========     ========   ========   ========      ========      ==========

1997
Oil and Gas Production
  Revenues.......................   $  740,037     $ 61,328   $132,493   $ 49,915      $     --      $  983,773
Operating Expenses:
  Depreciation, depletion and
     amortization................      292,531       26,028     43,945     18,912            --         381,416
  Operating costs................      187,753       16,687     16,212     10,718            --         231,370
  Gathering, processing and
     marketing, net..............       (2,672)          --         --         --            --          (2,672)
                                    ----------     --------   --------   --------      --------      ----------
Operating Income.................   $  262,425     $ 18,613   $ 72,336   $ 20,285      $     --         373,659
                                    ==========     ========   ========   ========      ========
Other Income (Expense):
  Equity in loss of affiliates...                                                                        (1,683)
  Other revenues.................                                                                        (2,768)
  Administrative, selling and
     other.......................                                                                       (38,243)
  Financing costs, net...........                                                                       (72,325)
                                                                                                     ----------
Income Before Income Taxes.......                                                                    $  258,640
                                                                                                     ==========
Total Long-Lived Assets..........   $2,243,489     $270,604   $649,758   $483,817      $ 85,517      $3,733,185
                                    ==========     ========   ========   ========      ========      ==========
Total Assets.....................   $2,492,233     $285,214   $687,784   $582,487      $ 90,915      $4,138,633
                                    ==========     ========   ========   ========      ========      ==========
Additions to Long-Lived Assets...   $  409,167     $ 69,881   $205,001   $335,986      $ 29,365      $1,049,400
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

                                        UNITED                                     IVORY
                                        STATES    CANADA     EGYPT     AUSTRALIA   COAST      TOTAL
                                       --------   -------   --------   ---------   ------   ----------
                                                               (IN THOUSANDS)
1999
Oil and gas production revenues......  $699,039   $86,901   $235,935   $118,524    $1,937   $1,142,336
                                       --------   -------   --------   --------    ------   ----------
Operating costs:
  Depreciation, depletion and
     amortization....................   280,033    33,671     74,695     40,952       309      429,660
  Lease operating expenses...........   125,452    18,095     26,444     20,321       849      191,161
  Production taxes...................    23,212        --         --      4,895        --       28,107
  Income tax.........................   101,378    15,677     64,702     18,848       273      200,878
                                       --------   -------   --------   --------    ------   ----------
                                        530,075    67,443    165,841     85,016     1,431      849,806
                                       --------   -------   --------   --------    ------   ----------
Results of operations................  $168,964   $19,458   $ 70,094   $ 33,508    $  506   $  292,530
                                       ========   =======   ========   ========    ======   ==========
Amortization rate per boe(1).........  $   6.10   $  4.54   $   5.25   $   4.12    $ 1.72   $     5.57
                                       ========   =======   ========   ========    ======   ==========

1998
Oil and gas production revenues......  $496,238   $63,620   $129,123   $ 70,057    $   --   $  759,038
                                       --------   -------   --------   --------    ------   ----------
Operating costs:
  Depreciation, depletion and
     amortization
     Recurring.......................   246,994    29,967     59,825     35,219        --      372,005
     Additional......................   243,178        --         --         --        --      243,178
  Lease operating expenses...........   129,585    16,419     23,436     13,472        --      182,912
  Production taxes...................    21,503        --         --      3,166        --       24,669
  Income tax (benefit)...............   (54,383)    7,686     22,014      6,552        --      (18,131)
                                       --------   -------   --------   --------    ------   ----------
                                        586,877    54,072    105,275     58,409        --      804,633
                                       --------   -------   --------   --------    ------   ----------
Results of operations................  $(90,639)  $ 9,548   $ 23,848   $ 11,648    $   --   $  (45,595)
                                       ========   =======   ========   ========    ======   ==========
Amortization rate per boe(1).........  $   6.21   $  4.03   $   5.22   $   4.86    $   --   $     5.66
                                       ========   =======   ========   ========    ======   ==========

1997
Oil and gas production revenues......  $740,037   $61,328   $132,493   $ 49,915    $   --   $  983,773
                                       --------   -------   --------   --------    ------   ----------
Operating costs:
  Depreciation, depletion and
     amortization....................   283,866    25,592     43,945     18,210        --      371,613
  Lease operating expenses...........   151,236    16,122     16,212      7,226        --      190,796
  Production taxes...................    33,539        --         --      3,492        --       37,031
  Income tax.........................   101,774     8,748     34,721      7,555        --      152,798
                                       --------   -------   --------   --------    ------   ----------
                                        570,415    50,462     94,878     36,483        --      752,238
                                       --------   -------   --------   --------    ------   ----------
Results of operations................  $169,622   $10,866   $ 37,615   $ 13,432    $   --   $  231,535
                                       ========   =======   ========   ========    ======   ==========
Amortization rate per boe(1).........  $   6.12   $  3.96   $   5.47   $   5.23    $   --   $     5.77
                                       ========   =======   ========   ========    ======   ==========

---------------

(1) Amortization rate per boe reflects only depreciation, depletion and amortization (DD&A) of capitalized costs of proved oil and gas properties (and excludes the additional DD&A recorded in 1998).

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1999, by the year in which such costs were incurred:

                                                                                        1996
                                           TOTAL       1999       1998       1997     AND PRIOR
                                          --------   --------   --------   --------   ---------
                                                             (IN THOUSANDS)
Property acquisition costs..............  $576,817   $260,434   $ 64,764   $ 84,469   $167,150
Exploration and development.............   292,291     85,611     92,029     70,636     44,015
                                          --------   --------   --------   --------   --------
          Total.........................  $869,108   $346,045   $156,793   $155,105   $211,165
                                          ========   ========   ========   ========   ========

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:

                                                                                                  OTHER
                              UNITED STATES    CANADA     EGYPT     AUSTRALIA   IVORY COAST   INTERNATIONAL     TOTAL
                              -------------   --------   --------   ---------   -----------   -------------   ----------
                                                                    (IN THOUSANDS)
1999
Acquisition of proved
  properties(1).............    $ 801,157     $503,771   $     --   $ 86,278     $     --       $     --      $1,391,206
Acquisition of unproved
  properties................        9,044        5,464         --         --           --             --          14,508
Exploration.................       29,207       14,218     24,071     26,866           --         17,097         111,459
Development.................      179,225       26,009     35,737     34,110        2,553          1,738         279,372
Capitalized interest........       22,031        3,176      7,904      8,289          619          3,703          45,722
Property sales..............     (106,122)      (3,872)        --         --      (45,232)            --        (155,226)
                                ---------     --------   --------   --------     --------       --------      ----------
                                $ 934,542     $548,766   $ 67,712   $155,543     $(42,060)      $ 22,538      $1,687,041
                                =========     ========   ========   ========     ========       ========      ==========
1998
Acquisition of proved
  properties(1).............    $  13,240     $  1,034   $  2,249   $ 41,608     $    271       $     --      $   58,402
Acquisition of unproved
  properties................       20,819        5,458         --         --           --             --          26,277
Exploration.................       27,482       20,054     65,696     39,578           --         30,563         183,373
Development.................      174,449       44,245     39,735     40,521       23,527          9,293         331,770
Capitalized interest........       15,390        1,710     19,226      6,354          829          5,770          49,279
Property sales..............     (123,861)      (4,943)        --         --           --        (12,645)       (141,449)
                                ---------     --------   --------   --------     --------       --------      ----------
                                $ 127,519     $ 67,558   $126,906   $128,061     $ 24,627       $ 32,981      $  507,652
                                =========     ========   ========   ========     ========       ========      ==========
1997
Acquisition of proved
  properties(1).............    $  21,927     $ 11,635   $     --   $192,372     $     --       $     --      $  225,934
Acquisition of unproved
  properties................       34,487        6,061      7,744      7,975           --            136          56,403
Exploration.................       55,997       21,270     41,910     18,744           67         24,199         162,187
Development.................      268,788       28,932     90,284     41,844          489             --         430,337
Capitalized interest........       15,743        1,406     12,626      2,239          521          3,958          36,493
Property sales..............      (24,609)      (5,525)        --         --           --             --         (30,134)
                                ---------     --------   --------   --------     --------       --------      ----------
                                $ 372,333     $ 63,779   $152,564   $263,174     $  1,077       $ 28,293      $  881,220
                                =========     ========   ========   ========     ========       ========      ==========

---------------

(1) Acquisition of proved properties includes unevaluated costs of $256.4 million, $15.7 million and $53.8 million for transactions completed in 1999, 1998 and 1997, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Capitalized Costs -- The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                                 OTHER
                          UNITED STATES     CANADA       EGYPT     AUSTRALIA   IVORY COAST   INTERNATIONAL      TOTAL
                          -------------   ----------   ---------   ---------   -----------   -------------   -----------
                                                                  (IN THOUSANDS)
1999
Proved properties.......   $ 5,291,247    $  939,979   $ 543,132   $ 585,204     $    --       $ 50,225      $ 7,409,787
Unproved properties.....       211,576       156,600     215,582     155,160          --        130,190          869,108
                           -----------    ----------   ---------   ---------     -------       --------      -----------
                             5,502,823     1,096,579     758,714     740,364          --        180,415        8,278,895
Accumulated DD&A........    (2,997,167)     (260,573)   (174,431)   (131,296)         --        (50,225)      (3,613,692)
                           -----------    ----------   ---------   ---------     -------       --------      -----------
                           $ 2,505,656    $  836,006   $ 584,283   $ 609,068     $    --       $130,190      $ 4,665,203
                           ===========    ==========   =========   =========     =======       ========      ===========
1998
Proved properties.......   $ 4,430,504    $  480,836   $ 454,434   $ 465,009     $21,409       $ 49,671      $ 5,901,863
Unproved properties.....       137,775        21,996     236,568     119,812      13,497        108,206          637,854
                           -----------    ----------   ---------   ---------     -------       --------      -----------
                             4,568,279       502,832     691,002     584,821      34,906        157,877        6,539,717
Accumulated DD&A........    (2,717,135)     (213,615)   (108,491)    (96,229)         --        (49,671)      (3,185,141)
                           -----------    ----------   ---------   ---------     -------       --------      -----------
                           $ 1,851,144    $  289,217   $ 582,511   $ 488,592     $34,906       $108,206      $ 3,354,576
                           ===========    ==========   =========   =========     =======       ========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). The Company's estimates of proved reserve quantities of its U.S., Canadian and international properties are subject to review by Ryder Scott Company, L.P. Petroleum Consultants, independent petroleum engineers. In 1996, the proved reserve quantities of certain of the Company's Egyptian properties were subject to review by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                                           CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                     ---------------------------------------------------------

                                                      (THOUSANDS OF BARRELS)
                                     UNITED                                   IVORY
                                     STATES    CANADA    EGYPT    AUSTRALIA   COAST     TOTAL
                                     -------   ------   -------   ---------   ------   -------
PROVED DEVELOPED RESERVES:
 December 31, 1996.................  129,551   10,351    38,213     5,106         --   183,221
 December 31, 1997.................  133,035   11,313    42,714    15,690        393   203,145
 December 31, 1998.................  107,306   10,962    33,705    24,674      1,352   177,999
 December 31, 1999.................  186,962   50,401    30,719    33,887         --   301,969

TOTAL PROVED RESERVES:
Balance December 31, 1996..........  158,923   10,366    46,579    19,426         --   235,294
 Extensions, discoveries and other
   additions.......................   32,530    2,677    10,492    12,814        393    58,906
 Purchases of minerals in-place....    1,818      278        --     9,116         --    11,212
 Revisions of previous estimates...   (7,283)    (379)    4,696        --         --    (2,966)
 Production........................  (15,448)  (1,003)   (7,071)   (1,612)        --   (25,134)
 Sales of properties...............   (2,923)    (611)       --        --         --    (3,534)
                                     -------   ------   -------    ------     ------   -------
Balance December 31, 1997..........  167,617   11,328    54,696    39,744        393   273,778
 Extensions, discoveries and other
   additions.......................   36,655    1,917     5,906    11,765        930    57,173
 Purchases of minerals in-place....    4,768       59        --     1,214         --     6,041
 Revisions of previous estimates...  (40,868)    (155)    4,739    (3,121)        29   (39,376)
 Production........................  (13,262)    (988)  (10,188)   (3,225)        --   (27,663)
 Sales of properties...............  (18,726)    (219)       --        --         --   (18,945)
                                     -------   ------   -------    ------     ------   -------
Balance December 31, 1998..........  136,184   11,942    55,153    46,377      1,352   251,008
 Extensions, discoveries and other
   additions.......................   23,370    1,114     5,327     4,056         --    33,867
 Purchases of minerals in-place....   76,493   70,640        --     4,686         --   151,819
 Revisions of previous estimates...   27,615      772    (9,815)    3,225        (30)   21,767
 Production........................  (17,836)  (1,344)  (11,589)   (3,878)       (13)  (34,660)
 Sales of properties...............   (7,169)     (81)       --        --     (1,309)   (8,559)
                                     -------   ------   -------    ------     ------   -------
Balance December 31, 1999..........  238,657   83,043    39,076    54,466         --   415,242
                                     =======   ======   =======    ======     ======   =======

                                                                  NATURAL GAS                                TOTAL
                                       ----------------------------------------------------------------   -----------
                                                           (MILLIONS OF CUBIC FEET)                        (THOUSAND
                                                                                                           BARRELS OF
                                        UNITED                                       IVORY                    OIL
                                        STATES     CANADA     EGYPT     AUSTRALIA    COAST      TOTAL     EQUIVALENT)
                                       ---------   -------   -------    ---------   -------   ---------   -----------
PROVED DEVELOPED RESERVES:
 December 31, 1996.................    1,087,694   274,498     6,977      66,174         --   1,435,343     422,445
 December 31, 1997.................    1,009,080   326,237     8,825     183,962     26,208   1,554,312     462,197
 December 31, 1998.................      869,464   322,576     4,790     173,764     79,515   1,450,109     419,684
 December 31, 1999.................    1,004,844   397,704   106,830     364,369         --   1,873,747     614,260

TOTAL PROVED RESERVES:
Balance December 31, 1996..........    1,201,552   280,417    72,182      71,153         --   1,625,304     506,178
 Extensions, discoveries and other
   additions.......................      187,270    68,877    58,685      42,936     26,208     383,976     122,902
 Purchases of minerals in-place....       13,295    13,897        --     136,817         --     164,009      38,547
 Revisions of previous estimates...      (56,632)    4,257    13,584          --         --     (38,791)     (9,431)
 Production........................     (179,796)  (32,740)     (205)     (9,496)        --    (222,237)    (62,174)
 Sales of properties...............      (33,940)   (6,500)       --          --         --     (40,440)    (10,274)
                                       ---------   -------   -------     -------    -------   ---------     -------
Balance December 31, 1997..........    1,131,749   328,208   144,246     241,410     26,208   1,871,821     585,748
 Extensions, discoveries and other
   additions.......................      146,112    60,660    31,201     267,533     50,406     555,912     149,825
 Purchases of minerals in-place....       25,188       599        --      27,373         --      53,160      14,901
 Revisions of previous estimates...      (43,778)   (7,812)   19,550         (76)     2,901     (29,215)    (44,245)
 Production........................     (157,701)  (38,643)     (567)    (18,478)        --    (215,389)    (63,561)
 Sales of properties...............      (52,995)  (11,068)       --          --         --     (64,063)    (29,622)
                                       ---------   -------   -------     -------    -------   ---------     -------
Balance December 31, 1998..........    1,048,575   331,944   194,430     517,762     79,515   2,172,226     613,046
 Extensions, discoveries and other
   additions.......................       34,804    13,015    11,725      10,837         --      70,381      45,597
 Purchases of minerals in-place....      393,716    99,535        --      72,770         --     566,021     246,156
 Revisions of previous estimates...       27,221     1,835   (44,297)         40     (4,296)    (19,497)     18,518
 Production........................     (168,428)  (36,424)   (5,809)    (27,820)    (1,003)   (239,484)    (74,574)
 Sales of properties...............     (121,001)   (2,852)       --          --    (74,216)   (198,069)    (41,571)
                                       ---------   -------   -------     -------    -------   ---------     -------
Balance December 31, 1999..........    1,214,887   407,053   156,049     573,589         --   2,351,578     807,172
                                       =========   =======   =======     =======    =======   =========     =======

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

                                    UNITED STATES   CANADA (1)     EGYPT      AUSTRALIA    IVORY COAST      TOTAL
                                    -------------   ----------   ----------   ----------   -----------   -----------
                                                                     (IN THOUSANDS)
1999
Cash inflows......................   $ 8,559,045   $2,635,191    $1,529,575   $2,227,818    $     --     $14,951,629
Production and development
  costs...........................    (2,820,412)    (845,373)     (254,287)    (639,441)         --      (4,559,513)
Income tax expense................    (1,527,499)    (427,930)     (428,608)    (310,472)         --      (2,694,509)
                                     -----------   ----------    ----------   ----------    --------     -----------
Net cash flows....................     4,211,134    1,361,888       846,680    1,277,905          --       7,697,607
10 percent discount rate..........    (1,815,462)    (667,085)     (252,379)    (387,320)         --      (3,122,246)
                                     -----------    ----------   ----------   ----------    --------     -----------
Discounted future net cash
  flows(2)........................   $ 2,395,672   $  694,803    $  594,301   $  890,585    $     --     $ 4,575,361
                                     ===========   ==========    ==========   ==========    ========     ===========
1998
Cash inflows......................   $ 3,523,294   $  763,349    $  877,861   $1,208,235    $129,965     $ 6,502,704
Production and development
  costs...........................    (1,496,382)    (240,166)     (263,199)    (479,627)    (28,718)     (2,508,092)
Income tax expense................      (327,470)    (127,405)     (166,751)    (156,409)    (29,211)       (807,246)
                                     -----------   ----------    ----------   ----------    --------     -----------
Net cash flows....................     1,699,442      395,778       447,911      572,199      72,036       3,187,366
10 percent discount rate..........      (675,035)    (165,220)     (127,723)    (209,448)    (45,889)     (1,223,315)
                                     -----------   ----------    ----------   ----------    --------     -----------
Discounted future net cash
  flows(2)........................   $ 1,024,407   $  230,558    $  320,188   $  362,751    $ 26,147     $ 1,964,051
                                     ===========   ==========    ==========   ==========    ========     ===========
1997
Cash inflows......................   $ 5,585,925   $  610,359    $1,196,054   $1,108,969    $ 58,589     $ 8,559,896
Production and development
  costs...........................    (2,151,076)    (186,328)     (427,608)    (415,282)    (31,710)     (3,212,004)
Income tax expense................      (776,649)     (89,852)     (235,560)    (131,017)         --      (1,233,078)
                                     -----------   ----------    ----------   ----------    --------     -----------
Net cash flows....................     2,658,200      334,179       532,886      562,670      26,879       4,114,814
10 percent discount rate..........    (1,049,380)    (145,899)     (179,290)    (157,385)    (19,598)     (1,551,552)
                                     -----------   ----------    ----------   ----------    --------     -----------
Discounted future net cash
  flows(2)........................   $ 1,608,820   $  188,280    $  353,596   $  405,285    $  7,281     $ 2,563,262
                                     ===========   ==========    ==========   ==========    ========     ===========

---------------

(1) Included in cash inflows is approximately $30.8 million, $27.9 million and $27.3 million ($9.7 million, $9.1 million and $9.3 million after discount at 10 percent per annum) for 1999, 1998 and 1997, respectively, of Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed.

(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $6.1 billion, $2.4 billion and $3.3 billion as of December 31, 1999, 1998 and 1997, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          1998          1997
                                                -----------   -----------   -----------
                                                            (IN THOUSANDS)
Sales, net of production costs................  $  (923,068)  $  (551,457)  $  (755,946)
Net change in prices and production costs.....    2,619,118    (1,253,213)   (1,904,236)
Discoveries and improved recovery, net of
  related costs...............................      282,523       620,153       644,652
Change in future development costs............       82,853       251,638       120,462
Revision of quantities........................       90,221      (149,859)      (40,121)
Purchases of minerals in-place................    1,488,905        52,785       242,958
Accretion of discount.........................      239,589       327,262       456,848
Change in income taxes........................   (1,060,814)      277,518       545,424
Sales of properties...........................     (136,453)     (132,337)      (48,353)
Change in production rates and other..........      (71,564)      (41,701)      (17,943)
                                                -----------   -----------   -----------
                                                $ 2,611,310   $  (599,211)  $  (756,255)
                                                ===========   ===========   ===========

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

     Under the full cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

                      APACHE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                         FIRST      SECOND     THIRD     FOURTH (2)     TOTAL
                                        --------   --------   --------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Revenues..............................  $187,715   $281,636   $385,391   $ 445,763    $1,300,505
Expenses, net.........................   189,883    248,868    312,613     348,286     1,099,650
                                        --------   --------   --------   ---------    ----------
Net income (loss).....................  $ (2,168)  $ 32,768   $ 72,778   $  97,477    $  200,855
                                        ========   ========   ========   =========    ==========
Income (loss) attributable to common
  stock...............................  $ (3,588)  $ 29,632   $ 67,831   $  92,531    $  186,406
                                        ========   ========   ========   =========    ==========
Net income (loss) per common share (1)
  Basic...............................  $   (.04)  $    .28   $    .59   $     .81    $     1.73
                                        ========   ========   ========   =========    ==========
  Diluted.............................  $   (.04)  $    .28   $    .59   $     .80    $     1.72
                                        ========   ========   ========   =========    ==========
1998
Revenues..............................  $245,941   $220,132   $211,683   $ 197,959    $  875,715
Expenses, net.........................   228,585    210,896    208,482     357,139     1,005,102
                                        --------   --------   --------   ---------    ----------
Net income (loss).....................  $ 17,356   $  9,236   $  3,201   $(159,180)   $ (129,387)
                                        ========   ========   ========   =========    ==========
Income (loss) attributable to common
  stock...............................  $ 17,356   $  9,236   $  2,617   $(160,600)   $ (131,391)
                                        ========   ========   ========   =========    ==========
Net income (loss) per common share (1)
  Basic...............................  $    .18   $    .09   $    .03   $   (1.64)   $    (1.34)
                                        ========   ========   ========   =========    ==========
  Diluted.............................  $    .18   $    .09   $    .03   $   (1.64)   $    (1.34)
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

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc., as seller, and
                            Registrant, as buyer, dated December 22, 1994
                            (incorporated by reference to Exhibit 99.3 to
                            Registrant's Current Report on Form 8-K, dated November
                            29, 1994, SEC File No. 1-4300).
          2.2            -- Amended and Restated Agreement and Plan of Merger among
                            Registrant, XPX Acquisitions, Inc and DEKALB Energy
                            Company, dated December 21, 1994 (incorporated by
                            reference to Exhibit 2.1 to Amendment No. 3 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-57321, filed April 14, 1995)
          2.3            -- Agreement and Plan of Merger among Registrant, YPY
                            Acquisitions, Inc. and The Phoenix Resource Companies,
                            Inc., dated March 27, 1996 (incorporated by reference to
                            Exhibit 2.1 to Registrant's Registration Statement on
                            Form S-4, Registration No. 333-02305, filed April 5,
                            1996).
          3.1            -- Restated Certificate of Incorporation of Registrant,
                            dated December 16, 1999, as filed with the Secretary of
                            State of Delaware on December 17, 1999 (incorporated by
                            reference to Exhibit 99.1 to Registrant's Current Report
                            on Form 8-K, dated December 17, 1999, SEC File No.
                            1-4300).
          3.2            -- Bylaws of Registrant, as amended July 14, 1999
                            (incorporated by reference to Exhibit 3.1 to Amendment
                            No. 1 on Form 8-K/A to Registrant's Current Report on
                            Form 8-K, dated May 18, 1999, SEC File No. 1-4300).
          4.1            -- Form of Certificate for Registrant's Common Stock
                            (incorporated by reference to Exhibit 4.1 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          4.2            -- Form of Certificate for Registrant's 5.68% Cumulative
                            Preferred Stock, Series B (incorporated by reference to
                            Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to
                            Registrant's Current Report on Form 8-K, dated August 18,
                            1998, SEC File No. 1-4300).
          4.3            -- Form of Certificate for Registrant's Automatically
                            Convertible Equity Securities, Conversion Preferred
                            Stock, Series C (incorporated by reference to Exhibit
                            99.8 to Amendment No. 1 on Form 8-K/A to Registrant's
                            Current Report on Form 8-K, dated April 29, 1999, SEC
                            File No. 1-4300).
          4.4            -- Rights Agreement, dated January 31, 1996, between
                            Registrant and Norwest Bank Minnesota, N.A., rights
                            agent, relating to the declaration of a rights dividend
                            to Registrant's common shareholders of record on January
                            31, 1996 (incorporated by reference to Exhibit (a) to
                            Registrant's Registration Statement on Form 8-A, dated
                            January 24, 1996, SEC File No. 1-4300).
         10.1            -- Credit Agreement, dated June 12, 1997, among the
                            Registrant, the lenders named therein, Morgan Guaranty
                            Trust Company, as Global Documentation Agent and U.S.
                            Syndication Agent, The First National Bank of Chicago, as
                            U.S. Documentation Agent, NationsBank of Texas, N.A., as
                            Co-Agent, Union Bank of Switzerland, Houston Agency, as
                            Co-Agent, and The Chase Manhattan Bank, as Global
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                            dated June 13, 1997, SEC File No. 1-4300).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.2            -- Credit Agreement, dated June 12, 1997, among Apache
                            Canada Ltd., a wholly-owned subsidiary of the Registrant,
                            the lenders named therein, Morgan Guaranty Trust Company,
                            as Global Documentation Agent, Royal Bank of Canada, as
                            Canadian Documentation Agent, The Chase Manhattan Bank of
                            Canada, as Canadian Syndication Agent, Bank of Montreal,
                            as Canadian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.2 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
         10.3            -- Credit Agreement, dated June 12, 1997, among Apache
                            Energy Limited and Apache Oil Australia Pty Limited,
                            wholly-owned subsidiaries of the Registrant, the lenders
                            named therein, Morgan Guaranty Trust Company, as Global
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, Sydney Branch, as Australian
                            Documentation Agent, The Chase Manhattan Bank, as
                            Australian Syndication Agent, Citisecurities Limited, as
                            Australian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.3 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
         10.4            -- Fiscal Agency Agreement, dated January 4, 1995, between
                            Registrant and Chemical Bank, as fiscal agent, relating
                            to Registrant's 6% Convertible Subordinated Debentures
                            due 2002 (incorporated by reference to Exhibit 99.2 to
                            Registrant's Current Report on Form 8-K, dated December
                            6, 1994, SEC File No. 1-4300)
         10.5            -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Khalda Area in Western Desert of
                            Egypt by and among Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation and Phoenix Resources
                            Company of Egypt, dated April 6, 1981 (incorporated by
                            reference to Exhibit 19(g) to Phoenix's Annual Report on
                            Form 10-K for year ended December 31, 1984, SEC File No.
                            1-547).
         10.6            -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt by and among Arab
                            Republic of Egypt, the Egyptian General Petroleum
                            Corporation and Phoenix Resources Company of Egypt
                            incorporated by reference to Exhibit 10(d)(4) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
         10.7            -- Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix
                            Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10.1 to
                            Phoenix's Registration Statement on Form S-1,
                            Registration No. 33-1069, filed October 23, 1985).
         10.8            -- Amendment, dated March 30, 1989, to Farmout Agreement
                            relating to the Khalda Area Concession, by and between
                            Phoenix Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10(d)(5) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.9            -- Amendment, dated May 21, 1995, to Concession Agreement
                            for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt between Arab Republic of
                            Egypt, the Egyptian General Petroleum Corporation, Repsol
                            Exploracion Egipto S.A., Phoenix Resources Company of
                            Egypt and Samsung Corporation (incorporated by reference
                            to exhibit 10.12 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1997, SEC File No.
                            1-4300).
         10.10           -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area in Western Desert of
                            Egypt, between Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation, Phoenix Resources Company
                            of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993
                            (incorporated by reference to Exhibit 10(b) to Phoenix's
                            Annual Report on Form 10-K for year ended December 31,
                            1993, SEC File No. 1-547).
         10.11           -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area, effective June 16, 1994
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
        +10.12           -- 1982 Employee Stock Option Plan, as updated in January
                            1987 to conform to the Tax Reform Act of 1986
                            (incorporated by reference to Exhibit 10.7 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
        +10.13           -- Apache Corporation Corporate Incentive Compensation Plan
                            A (Senior Officers' Plan), dated July 16, 1998
                            (incorporated by reference to Exhibit 10.13 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.14           -- Apache Corporation Corporate Incentive Compensation Plan
                            B (Strategic Objectives Format), dated July 16, 1998
                            (incorporated by reference to Exhibit 10.14 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.15           -- Apache Corporation 401(k) Savings Plan, dated August 1,
                            1997, effective January 1, 1997 (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated August 8, 1997, SEC File No. 1-4300).
       +*10.16           -- Amendments to Apache Corporation 401(k) Savings Plan,
                            dated October 21, 1999, effective as of January 1, 1997
                            and 1999, and amendment dated December 31, 1999,
                            effective as of January 1, 2000.
        +10.17           -- Apache Corporation Money Purchase Retirement Plan, dated
                            December 31, 1997, effective January 1, 1997
                            (incorporated by reference to Exhibit 10.19 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997, SEC File No. 1-4300).
       +*10.18           -- Amendments to Apache Corporation Money Purchase
                            Retirement Plan, dated October 21, 1999, effective as of
                            January 1, 1997 and 1998.
        +10.19           -- Non-Qualified Retirement/Savings Plan of Apache
                            Corporation, restated as of January 1, 1997, and
                            amendments effective as of January 1, 1997, January 1,
                            1998 and January 1, 1999 (incorporated by reference to
                            Exhibit 10.17 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1998, SEC File No. 1-4300).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        +10.20           -- Amendment to Non-Qualified Retirement/Savings Plan of
                            Apache Corporation, dated February 22, 2000, effective as
                            of January 1, 1999 (incorporated by reference to Exhibit
                            4.7 to Registrant's Registration Statement on Form S-8,
                            Registration No. 333-31092, filed February 25, 2000).
        +10.21           -- Apache International, Inc. Common Stock Award Plan, dated
                            February 12, 1990 (incorporated by reference to Exhibit
                            10.13 to Registrant's Annual Report on Form 10-K for year
                            ended December 31, 1989, SEC File No. 1-4300).
        +10.22           -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated February 10, 2000 (incorporated by reference
                            to Exhibit 4.5 to Amendment No. 1 to Registrant's
                            Registration Statement on Form S-8, Registration No.
                            33-37402, filed March 2, 2000).
       +*10.23           -- Apache Corporation 1995 Stock Option Plan, as amended and restated February 10, 2000.
        +10.24           -- Apache Corporation 1996 share Price Appreciation Plan, as amended and restated January 14, 1997 (incorporated by
                            reference to Appendix A to Registrant's definitive 14A
                            Proxy Statement, SEC File No. 1-4300, filed March 28,
                            1997).
        +10.25           -- Apache Corporation 1996 Performance Stock Option Plan, as
                            amended and restated September 23, 1999 (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated November 30, 1999, SEC File No.
                            1-4300).
       +*10.26           -- Apache Corporation 1998 Stock Option Plan, as amended and restated February 10, 2000.
        +10.27           -- 1990 Employee Stock Option Plan of The Phoenix Resource
                            Companies, Inc., as amended through September 29, 1995,
                            effective April 9, 1990 (incorporated by reference to
                            Exhibit 10.33 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1996, SEC File No. 1-4300).
        +10.28           -- Apache Corporation Income Continuance Plan, as amended
                            and restated February 24, 1988 (incorporated by reference
                            to Exhibit 10.19 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1990, SEC File No.
                            1-4300).
        +10.29           -- Apache Corporation Deferred Delivery Plan, effective as of February 10, 2000 and election forms (incorporated by
                            reference to Exhibit 4.5 to Registrant's Registration
                            Statement on Form S-8, Registration No. 333-31092, filed
                            February 25, 2000).
        +10.30           -- Apache Corporation Non-Employee Directors' Compensation
                            Plan, as amended and restated December 17, 1998
                            (incorporated by reference to Exhibit 10.26 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.31           -- Apache Corporation Outside Directors' Retirement Plan, as
                            amended and restated September 11, 1997 (incorporated by
                            reference to Exhibit 10.31 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1997, SEC File
                            No. 1-4300).
        +10.32           -- Apache Corporation Equity Compensation Plan for
                            Non-Employee Directors, adopted February 9, 1994, and
                            form of Restricted Stock Award Agreement (incorporated by
                            reference to Exhibit 10.26 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1993, SEC File
                            No. 1-4300).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        +10.33           -- Amended and Restated Employment Agreement, dated December
                            5, 1990, between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.39 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
        +10.34           -- First Amendment, dated April 4, 1996, to Restated
                            Employment Agreement between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.40 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31,1996, SEC File No. 1-4300).
        +10.35           -- Amended and Restated Employment Agreement, dated December
                            20, 1990, between Registrant and John A. Kocur
                            (incorporated by reference to Exhibit 10.10 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
        +10.36           -- Employment Agreement, dated June 6, 1988, between
                            Registrant and G. Steven Farris (incorporated by
                            reference to Exhibit 10.6 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1989, SEC File
                            No. 1-4300).
        +10.37           -- Conditional Stock Grant Agreement, dated December 17,
                            1998, between Registrant and G. Steven Farris
                            (incorporated by reference to Exhibit 10.33 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
         10.38           -- Amended and Restated Gas Purchase Agreement, effective
                            July 1, 1998, by and among Registrant and MW Petroleum
                            Corporation, as Seller, and Producers Energy Marketing,
                            LLC, as Buyer (incorporated by reference to Exhibit 10.1
                            to Registrant's Current Report on Form 8-K, dated June
                            18, 1998, SEC File No. 1-4300).
        *12.1            -- Statement of Computation of Ratios of Earnings to Fixed
                            Charges and Combined Fixed Charges and Preferred Stock
                            Dividends
        *21.1            -- Subsidiaries of Registrant
        *23.1            -- Consent of Arthur Andersen LLP
        *23.2            -- Consent of Ryder Scott Company, L.P. Petroleum
                            Consultants
        *23.3            -- Consent of Netherland, Sewell & Associates, Inc.
        *24.1            -- Power of Attorney (included as a part of the signature
                            pages to this report)
        *27.1            -- Financial Data Schedule

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.