Form 10-Q
period 2000-03-31
APACHE CORP
filed 2000-05-12
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2000

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


                             YES [X]         NO
                                 ---            ---


Number of shares of Registrant's common stock, outstanding as of March 31, 2000.........................113,715,890

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE QUARTER ENDED MARCH 31,
                                                    -------------------------------
                                                       2000                 1999
                                                    ----------           ----------
                                              (In thousands, except per common share data)
REVENUES:
   Oil and gas production revenues                   $ 446,117           $ 162,604
   Equity in income of affiliates                        1,220                --
   Other revenues                                         (195)                818
                                                     ---------           ---------
                                                       447,142             163,422
                                                     ---------           ---------

OPERATING EXPENSES:
   Depreciation, depletion and amortization            132,149              88,423
   Operating costs                                      70,427              46,690
   Administrative, selling and other                    14,649              10,330
   Financing costs:
      Interest expense                                  41,568              31,448
      Amortization of deferred loan costs                1,279               1,114
      Capitalized interest                             (14,017)            (12,916)
      Interest income                                     (540)               (421)
                                                     ---------           ---------
                                                       245,515             164,668
                                                     ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                      201,627              (1,246)
   Provision for income taxes                           85,323                 922
                                                     ---------           ---------
NET INCOME (LOSS)                                      116,304              (2,168)
   Preferred stock dividends                             5,264               1,420
                                                     ---------           ---------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK           $ 111,040           $  (3,588)
                                                     =========           =========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                             $     .98           $    (.04)
                                                     =========           =========
   Diluted                                           $     .96           $    (.04)
                                                     =========           =========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                    FOR THE QUARTER ENDED MARCH 31,
                                                                                    -------------------------------
                                                                                       2000                 1999
                                                                                    ----------           ----------
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $ 116,304           $  (2,168)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                      132,149              88,423
         Amortization of deferred loan costs                                             1,279               1,114
         Provision (benefit) for deferred income taxes                                  51,718              (2,926)
   Cash distributions less than earnings of affiliates                                    (369)               --
   Gain on sale of stock held for investment                                              (379)               --
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                            (27,400)              3,150
         Increase in advances to oil and gas ventures and other                         (3,089)            (10,350)
         (Increase) in product inventory                                                (1,883)               (282)
         (Increase) decrease in deferred charges and other                              (1,305)                201
         Decrease in payables                                                           (5,269)            (20,829)
         Decrease in accrued expenses                                                  (13,528)             (1,852)
         Decrease in advances from gas purchasers                                       (7,157)             (6,296)
         Increase (decrease) in deferred credits and noncurrent liabilities              1,171              (2,577)
                                                                                     ---------           ---------
             Net cash provided by operating activities                                 242,242              45,608
                                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                (173,305)           (166,499)
   Non-cash portion of net oil and gas property additions                                3,974             (54,428)
   Acquisition of Repsol YPF properties                                               (119,525)               --
   Acquisition of Novus, net of cash acquired                                             --                (5,758)
   Proceeds from sales of oil and gas properties                                        16,752               4,344
   Proceeds from sale of stock held for investment                                         985                --
   Purchase of stock held for investment                                                  (638)               --
   Other, net                                                                           (2,077)                572
                                                                                     ---------           ---------
             Net cash used in investing activities                                    (273,834)           (221,769)
                                                                                     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                                173,677             335,451
   Payments on long-term debt                                                         (103,548)           (147,127)
   Dividends paid                                                                      (12,926)             (8,264)
   Payments to repurchase Series C Preferred Stock                                      (2,613)               --
   Common stock activity, net                                                            6,072                 645
   Payments to acquire treasury stock                                                  (17,727)               --
   Cost of debt and equity transactions                                                     (3)               --
                                                                                     ---------           ---------
             Net cash provided by financing activities                                  42,932             180,705
                                                                                     ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               11,340               4,544

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          13,171              14,537
                                                                                     ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  24,511           $  19,081
                                                                                     =========           =========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                         MARCH 31,            DECEMBER 31,
                                                                            2000                  1999
                                                                        -----------           ------------
                                                                                  (In thousands)
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $    24,511           $    13,171
   Receivables                                                              286,747               259,530
   Inventories                                                               47,666                45,113
   Advances to oil and gas ventures and other                                28,843                25,254
                                                                        -----------           -----------
                                                                            387,767               343,068
                                                                        -----------           -----------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                   7,664,017             7,409,787
      Unproved properties and properties under
         development, not being amortized                                   903,698               869,108
   Gas gathering, transmission and processing facilities                    451,479               442,437
   Other                                                                    106,403               105,635
                                                                        -----------           -----------
                                                                          9,125,597             8,826,967
   Less:  Accumulated depreciation, depletion and amortization           (3,841,471)           (3,711,109)
                                                                        -----------           -----------
                                                                          5,284,126             5,115,858
                                                                        -----------           -----------
OTHER ASSETS:
   Deferred charges and other                                                45,219                43,617
                                                                        -----------           -----------
                                                                        $ 5,717,112           $ 5,502,543
                                                                        ===========           ===========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                             MARCH 31,            DECEMBER 31,
                                                                               2000                   1999
                                                                            -----------           ------------
                                                                                      (In thousands)
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                     $     8,900           $     6,158
   Accounts payable                                                             142,968               148,309
   Accrued operating expense                                                     17,550                18,226
   Accrued exploration and development                                          105,373               101,490
   Accrued compensation and benefits                                              9,404                22,631
   Accrued interest                                                              32,573                28,118
   Other accrued expenses                                                         7,729                11,846
                                                                            -----------           -----------
                                                                                324,497               336,778
                                                                            -----------           -----------
LONG-TERM DEBT                                                                1,947,037             1,879,650
                                                                            -----------           -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
      Income taxes                                                              411,184               360,324
      Advances from gas purchasers                                              173,799               180,956
      Other                                                                     106,381                75,408
                                                                            -----------           -----------
                                                                                691,364               616,688
                                                                            -----------           -----------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
   Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                                   98,387                98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 and
         140,000 shares issued and outstanding, respectively                    208,207               210,490
   Common stock, $1.25 par, 215,000,000 shares authorized,
      116,586,806 and 116,403,013 shares issued, respectively                   145,734               145,504
   Paid-in capital                                                            1,723,084             1,717,027
   Retained earnings                                                            661,800               558,721
   Treasury stock, at cost, 2,870,916 and 2,406,549 common shares,
      respectively                                                              (69,684)              (52,256)
   Accumulated other comprehensive income                                       (13,314)               (8,446)
                                                                            -----------           -----------
                                                                              2,754,214             2,669,427
                                                                            -----------           -----------
                                                                            $ 5,717,112           $ 5,502,543
                                                                            ===========           ===========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                           SERIES B              SERIES C
                                                   COMPREHENSIVE           PREFERRED             PREFERRED              COMMON
(In thousands)                                        INCOME                 STOCK                 STOCK                STOCK
                                                   -------------          -----------           -----------           -----------
BALANCE AT DECEMBER 31, 1998                                              $    98,387           $      --             $   124,738
   Comprehensive income:
     Net loss                                       $    (2,168)                 --                    --                    --
     Currency translation adjustments                     3,354                  --                    --                    --
                                                    -----------
   Comprehensive income                             $     1,186
                                                    ===========
   Dividends:
     Preferred                                                                   --                    --                    --
     Common ($.07 per share)                                                     --                    --                    --
   Common shares issued                                                          --                    --                      55
   Treasury shares issued, net                                                   --                    --                    --
                                                                          -----------           -----------           -----------
BALANCE AT MARCH 31, 1999                                                 $    98,387           $      --             $   124,793
                                                                          ===========           ===========           ===========

BALANCE AT DECEMBER 31, 1999                                              $    98,387           $   210,490           $   145,504
   Comprehensive income:
     Net income                                     $   116,304                  --                    --                    --
     Currency translation adjustments                    (5,600)                 --                    --                    --
     Unrealized gain on marketable
       securities, net of applicable
       income taxes of $449                                 732                  --                    --                    --
                                                    -----------

   Comprehensive income                             $   111,436
                                                    ===========
   Dividends:
     Preferred                                                                   --                    --                    --
     Common ($.07 per share)                                                     --                    --                    --
   Common shares issued                                                          --                    --                     230
   Series C Preferred Stock purchased                                            --                  (2,283)                 --
   Treasury shares purchased, net                                                --                    --                    --
                                                                          -----------           -----------           -----------
BALANCE AT MARCH 31, 2000                                                 $    98,387           $   208,207           $   145,734
                                                                          ===========           ===========           ===========

                                                                                                     ACCUMULATED
                                                                                                       OTHER              TOTAL
                                              PAID-IN           RETAINED           TREASURY         COMPREHENSIVE      SHAREHOLDERS'
(In thousands)                                CAPITAL           EARNINGS             STOCK             INCOME             EQUITY
                                             -----------       -----------        -----------       -------------      -------------
BALANCE AT DECEMBER 31, 1998                 $ 1,245,738       $   403,098        $   (36,924)       $   (33,204)       $ 1,801,833
   Comprehensive income:
     Net loss                                       --              (2,168)              --                 --               (2,168)
     Currency translation adjustments               --                --                 --                3,354              3,354

   Comprehensive income

   Dividends:
     Preferred                                      --              (1,420)              --                 --               (1,420)
     Common ($.07 per share)                        --              (6,848)              --                 --               (6,848)
   Common shares issued                              641              --                 --                 --                  696
   Treasury shares issued, net                      --                --                  134               --                  134
                                             -----------        -----------        -----------       -----------        -----------
BALANCE AT MARCH 31, 1999                    $ 1,246,379       $   392,662        $   (36,790)       $   (29,850)       $ 1,795,581
                                             ===========        ===========        ===========       ===========        ===========

BALANCE AT DECEMBER 31, 1999                 $ 1,717,027       $   558,721        $   (52,256)       $    (8,446)       $ 2,669,427
   Comprehensive income:
     Net income                                     --             116,304               --                 --              116,304
     Currency translation adjustments               --                --                 --               (5,600)            (5,600)
     Unrealized gain on marketable
       securities, net of applicable
       income taxes of $449                         --                --                 --                  732                732
   Comprehensive income

   Dividends:
     Preferred                                      --              (4,934)              --                 --               (4,934)
     Common ($.07 per share)                        --              (7,961)              --                 --               (7,961)
   Common shares issued                            5,844              --                 --                 --                6,074
   Series C Preferred Stock purchased               --                (330)              --                 --               (2,613)
   Treasury shares purchased, net                    213              --              (17,428)              --              (17,215)
                                             -----------       -----------        -----------        -----------        -----------
BALANCE AT MARCH 31, 2000                    $ 1,723,084       $   661,800        $   (69,684)       $   (13,314)       $ 2,754,214
                                             ===========       ===========        ===========        ===========        ===========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-K.

     Beginning in the first quarter 2000, gathering, processing and marketing
(GTM) margin has been reported as a net addition to oil and gas production revenues and gathering fee income has been reported as a reduction to operating costs in the accompanying statement of consolidated operations. Reclassifications have been made to reflect this change in the prior year statement of consolidated operations.


1.   ACQUISITIONS AND DIVESTITURES

     Acquisitions - On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF, for approximately $119.5 million, plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of 206 billion cubic feet of natural gas equivalent (Bcfe) as of the acquisition date.

    On May 18, 1999, Apache acquired from Shell Offshore Inc. and affiliated Shell entities (Shell Offshore) its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell Offshore acquisition also included certain production-related assets and proprietary 2-D and 3-D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price was $687.7 million in cash and one million shares of Apache common stock (valued at $28.125 per share). The Shell Offshore acquisition included approximately 123.2 million barrels of oil equivalent (MMboe) of proved reserves as of the acquisition date.

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

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Shell Offshore and Shell Canada acquisitions occurred on January 1, 1999. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.


                                                                       FOR THE QUARTER ENDED
                                                                          MARCH 31, 1999
                                                                 ------------------------------
                                                                 AS REPORTED          PRO FORMA
                                                                 -----------          ---------
                                                              (In thousands, except per share data)
         Revenues                                                 $ 163,422           $ 228,787
         Net income (loss)                                           (2,168)              2,309
         Preferred stock dividends                                    1,420               4,946
         Income (loss) attributable to common stock                  (3,588)             (2,637)

         Net income (loss) per common share:
             Basic                                                $    (.04)          $    (.02)
             Diluted                                                   (.04)               (.02)

         Average common shares outstanding                           97,788             113,738


     Divestitures - On March 14, 2000, Apache sold proprietary rights to its Canadian seismic data to Request Seismic Surveys Ltd., retaining license rights, for $16.5 million.


2.   NET INCOME (LOSS) PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:


                                                               FOR THE QUARTER ENDED MARCH 31,
                                           ------------------------------------------------------------------------
                                                          2000                                 1999
                                           ----------------------------------   -----------------------------------
                                            INCOME       SHARES     PER SHARE    INCOME       SHARES      PER SHARE
                                           --------      -------    ---------   --------      ------      ---------
                                                           (In thousands, except per share amounts)
BASIC:
  Income (loss) attributable to common
   stock                                   $111,040      113,837     $   .98    $ (3,588)       97,788     $  (.04)
                                                                     =======                               =======

EFFECT OF DILUTIVE SECURITIES:
  Stock options                                --            536                    --            --
  Series C Preferred Stock                    3,844        5,738                    --            --
                                           --------     --------                --------      --------
DILUTED:
  Income (loss) attributable to common
   stock including assumed conversions     $114,884      120,111     $   .96    $ (3,588)       97,788     $  (.04)
                                           ========     ========     =======    ========      ========     =======


     The effect of stock options was not included in the computation of diluted net loss per common share during 1999 because to do so would have been antidilutive.

3.       NON-CASH INVESTING AND FINANCING ACTIVITIES

     In January 2000, the Company acquired producing properties from Repsol YPF for cash and the assumption of certain liabilities. The accompanying financial statements include the amounts detailed in Note 1.

     The following table provides supplemental disclosure of cash flow information:


                                                                        FOR THE QUARTER ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                         2000                      1999
                                                                    ----------------          ---------------
                                                                                  (In thousands)
          Cash paid during the period for:
            Interest (net of amounts capitalized)                   $      23,096             $      14,795
            Income taxes (net of refunds)                                  33,605                     3,813


4.       BUSINESS SEGMENT INFORMATION

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

                                               UNITED                                                    OTHER
                                               STATES         CANADA         EGYPT       AUSTRALIA   INTERNATIONAL      TOTAL
                                             -----------    -----------   -----------   -----------  -------------   -----------
                                                                               (IN THOUSANDS)
FOR THE QUARTER ENDED MARCH 31, 2000

Oil and Gas Production Revenues ..........   $   240,604    $    60,771   $    97,674   $    47,068   $      --      $   446,117
                                             ===========    ===========   ===========   ===========   ===========    ===========
Operating Income (Loss)  (1) .............   $   115,639    $    32,766   $    69,949   $    25,199   $       (12)   $   243,541
                                             ===========    ===========   ===========   ===========   ===========
Other Income (Expense):
   Equity in income of affiliates ........                                                                                 1,220
   Other revenues ........................                                                                                  (195)
   Administrative, selling and other .....                                                                               (14,649)
   Financing costs, net ..................                                                                               (28,290)
                                                                                                                     -----------
Income Before Income Taxes ...............                                                                           $   201,627
                                                                                                                     ===========

Total Assets .............................   $ 2,949,874    $   901,702   $   917,133   $   787,737   $   160,666    $ 5,717,112
                                             ===========    ===========   ===========   ===========   ===========    ===========

FOR THE QUARTER ENDED MARCH 31, 1999

Oil and Gas Production Revenues ..........   $    98,386    $    16,517   $    28,630   $    18,864   $       207    $   162,604
                                             ===========    ===========   ===========   ===========   ===========    ===========
Operating Income (1) .....................   $    10,327    $     4,006   $     6,873   $     6,192   $        93    $    27,491
                                             ===========    ===========   ===========   ===========   ===========
Other Income (Expense):
   Other revenues ........................                                                                                   818
   Administrative, selling and other .....                                                                               (10,330)
   Financing costs, net ..................                                                                               (19,225)
                                                                                                                     -----------
Loss Before Income Taxes .................                                                                           $    (1,246)
                                                                                                                     ===========
Total Assets .............................   $ 2,081,025    $   310,382   $   878,274   $   648,392   $   173,447    $ 4,091,520
                                             ===========    ===========   ===========   ===========   ===========    ===========

(1) Operating income consists of oil and gas production revenues less depreciation, depletion and amortization (DD&A) expense and operating costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On a foundation of strong production combined with high pricing, Apache enjoyed record results of operations during the first quarter 2000:

o Record income attributable to common stock of $111.0 million ($.98 per share) was generated. These results represent over half the full 1999's record earnings of $186.4 million ($1.73 per share). Last year's first quarter reflected a loss attributable to common stock of $3.6 million ($.04 per share).
o In conjunction with substantially improved prices over last year, oil and gas production were up 60 percent and 30 percent, respectively. The improved production added a combined $.53 to earnings per share.
o Net cash provided by operating activities increased $196.6 million, or 431 percent, to $242.2 million from $45.6 million.
o Reflecting production from property acquisitions in 1999 and subsequent exploration, quarterly production on a barrel of oil equivalent (boe) basis increased 44 percent from 169,629 boe/day in 1999 to 244,574 boe/day in 2000.

     Commodity Prices - Apache's average realized oil price increased $14.07 per barrel from $11.44 per barrel in the first quarter of 1999 to $25.51 per barrel in the comparable 2000 period, increasing revenues by $90.4 million. The average realized price for natural gas increased $.82 per thousand cubic feet (Mcf) from $1.70 per Mcf in the first quarter of 1999 to $2.52 per Mcf in 2000, positively impacting revenues by $42.6 million.

     Production - Oil production increased 60 percent during the first quarter of 2000 when compared to the same period last year. The increase was primarily due to the Shell Offshore acquisition in the United States and the Shell Canada acquisition. The increase in oil production positively impacted revenues by $102.0 million. Gas production increased 30 percent during the first quarter of 2000 when compared to the same period last year. The increase was primarily due to the Shell Offshore acquisition in the U.S., the Shell Canada acquisition in Canada and completion of the northern portion of the Western Desert Gas Pipeline on the Khalda concession in Egypt, with first sales commencing in August 1999. The increase in gas production positively impacted revenues by $41.0 million.


RESULTS OF OPERATIONS

     Apache reported income attributable to common stock of $111.0 million in the first quarter of 2000 versus a loss attributable to common stock of $3.6 million in the prior year. Basic net income per common share of $.98 for the first quarter of 2000 was significantly higher than the basic net loss per common share of $.04 in 1999. A significant increase in oil and gas production revenues was partially offset by higher DD&A expense, operating costs, net financing costs, administrative, selling and other (G&A) costs and preferred stock dividends.

     For the first quarter of 2000, revenues increased 174 percent to $447.1 million compared to $163.4 million in 1999, driven by a 174 percent increase in oil and gas production revenues. The increase in oil and gas production revenues was the result of a 123 percent increase in the average realized oil price, a 48 percent increase in the average realized price for natural gas, a 60 percent increase in oil production and a 30 percent increase in natural gas production. Crude oil, including natural gas liquids, contributed 62 percent and natural gas contributed 38 percent of oil and gas production revenues.

     Volume and price information for the Company's oil and gas production is summarized in the following table:


                                                                    FOR THE QUARTER
                                                                     ENDED MARCH 31,
                                                                ------------------------             INCREASE
                                                                 2000             1999              (DECREASE)
                                                                -------          -------            ----------
Natural Gas Volume - Mcf per day:
    United States                                               484,891          397,685                 22%
    Canada                                                      125,908          109,099                 15%
    Australia                                                    88,966           60,062                 48%
    Egypt                                                        44,018            3,445              1,178%
    Ivory Coast                                                       -            1,214                  -
                                                                -------          -------
       Total                                                    743,783          571,505                 30%
                                                                =======          =======

Average Natural Gas price - Per Mcf:
    United States                                              $   2.62         $   1.80                 46%
    Canada                                                         2.11             1.43                 48%
    Australia                                                      1.48             1.48                  -
    Egypt                                                          4.73             1.93                145%
    Ivory Coast                                                       -             1.77                  -
                                                                -------          -------
       Total                                                       2.52             1.70                 48%
                                                                =======          =======

Oil Volume - Barrels per day:
    United States                                                53,897           32,202                 67%
    Canada                                                       13,651            2,180                526%
    Australia                                                    14,377           10,255                 40%
    Egypt                                                        32,568           26,707                 22%
    Ivory Coast                                                       -               12                  -
                                                                -------          -------
       Total                                                    114,493           71,356                 60%

Average Oil price - Per barrel:
    United States                                              $  25.49         $  11.19                128%
    Canada                                                        21.69            10.90                 99%
    Australia                                                     26.84            11.75                128%
    Egypt                                                         26.56            11.66                128%
    Ivory Coast                                                       -            14.00                  -
       Total                                                      25.51            11.44                123%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                                                 4,583            2,390                 92%
    Canada                                                        1,534              632                143%
                                                                -------          -------
       Total                                                      6,117            3,022                102%
                                                                =======          =======

Average NGL Price - Per barrel:
    United States                                              $  17.50         $   7.42                136%
    Canada                                                        15.74             5.36                194%
       Total                                                      17.06             6.99                144%


FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     Natural gas sales for the first quarter of 2000 totaled $170.9 million, 96 percent higher than the first quarter of 1999. Average realized natural gas prices increased 48 percent, positively affecting revenue by $42.6 million. Apache realized average natural gas price increases in the United States of 46 percent from $1.80 per Mcf in the first quarter 1999, to $2.62 per Mcf in the same period in 2000. The United States represented 65 percent of total natural gas production for the first quarter of 2000. The Company periodically engages in hedging activities, including fixed price physical contracts and financial contracts. The net result of these activities increased the Company's realized gas price by $.02 per Mcf during the first quarter of 2000 and $.07 per Mcf during the first quarter of 1999.

     Natural gas production increased 172.3 million cubic feet per day (MMcf/d), or 30 percent, on a worldwide basis, favorably impacting revenue by $41.0 million. Natural gas production in the United States increased 22 percent due to the Shell Offshore acquisition in mid-May 1999. The completion of the northern portion of the Western Desert Gas Pipeline on the Khalda concession with first sales commencing in August 1999, contributed to the 40.6 MMcf/d increase in Egypt over 1999.

     The Company's crude oil sales for the first quarter of 2000 totaled $265.8 million, a 262 percent increase from the first quarter of 1999, due to higher average realized prices and production. The Company's realized price for sales of crude oil in the first quarter of 2000 increased $14.07 per barrel, or 123 percent, resulting in an increase in revenue of $90.4 million compared to the same period in 1999. Realized losses from open hedging positions negatively impacted the Company's realized oil price by $1.75 per barrel during the first quarter of 2000 and had no impact on the first quarter of 1999.

     First quarter 2000 oil production increased 60 percent compared to the prior year primarily as a result of a 67 percent increase in oil production in the U.S. and a 526 percent increase in Canada, resulting in a $102 million increase in revenue compared to the same period in 1999. The U.S. oil production increase in the first quarter of 2000 was primarily due to the Shell Offshore acquisition. The Canada oil production increase in the first quarter of 2000 was primarily due to the Shell Canada acquisition.

     Revenue from the sale of natural gas liquids totaled $9.5 million for the first quarter of 2000, compared to $1.9 million for the first quarter of 1999. Natural gas liquids production increased 3,095 barrels per day, or 102 percent, and natural gas liquids prices increased $10.07 per barrel, or 144 percent.

OPERATING EXPENSES

         The Company's DD&A expense for the first quarter of 2000 totaled $132.1 million, compared to $88.4 million for the same period in 1999. On an equivalent barrel basis, full cost DD&A expense increased $.16 per boe, from $5.40 per boe in the first quarter of 1999 to $5.56 per boe in 2000. The increase is primarily due to oil production, with a higher cost basis, having an increased percentage of the oil and gas product mix in Canada as a result of the Shell Canada acquisition. Canadian DD&A increased from $4.30 per boe in the first quarter of 1999 to $5.48 per boe in 2000 reflecting the Shell Canada acquisition costs.

     Operating costs, including lease operating expense (LOE) and severance taxes, increased 51 percent from $46.7 million in the first quarter of 1999 to $70.4 million for the same period in 2000. For the first quarter of 2000, LOE totaled $61.5 million, compared to $41.0 million for the comparable period in 1999 due to the addition of producing properties in North America. On an equivalent barrel basis, LOE increased from $2.69 per boe in the first quarter of 1999 to $2.76 per boe in the first quarter of 2000. Costs were higher in the United States reflecting increased activity in the Midcontinent and Offshore regions. The boe rate in Canada increased due to the Shell Canada acquisition, which increased oil as a percentage of total production. The boe rate in Australia increased primarily due to a tariff in the first quarter of 2000 related to the new Varanus pipeline. The boe rate in Egypt decreased due to the Western Desert Gas Pipeline coming on line and increased volumes at Khalda due to development programs. Severance tax increased from $5.7 million in the first quarter of 1999 to $8.9 million in the first quarter of 2000 due to higher oil and gas production revenues.

     G&A expense in the first quarter of 2000 increased $4.3 million, or 42 percent, from a year ago. The Company's overall infrastructure was enlarged to properly handle increased responsibilities associated with 1999 North American producing property acquisitions. On an equivalent barrel basis, G&A expense for the first three months of 2000 decreased to $.66 per boe compared to $.68 per boe for the same period in 1999.

     Net financing costs for the first quarter of 2000 increased $9.1 million, or 47 percent, from the prior year primarily due to higher interest expense. Gross interest expense increased $10.1 million due to a higher average outstanding debt balance from 1999 acquisitions.

MARKET RISK

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

     The information set forth under "Market Risk" in Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, payment of dividends and capital obligations for affiliated ventures. Apache budgets capital expenditures based upon projected cash flows and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company cannot accurately predict future oil and gas prices.

     Capital Expenditures - A summary of oil and gas capital expenditures during the first three months of 2000 and 1999 is presented below:


                                                                               FOR THE QUARTER ENDED
                                                                                     MARCH 31,
                                                                         --------------------------------
                                                                            2000                  1999
                                                                         ----------            ----------
                                                                                    (In thousands)
          Exploration and development:
              United States                                              $   85,115            $   24,670
              Canada                                                         34,403                10,737
              Egypt                                                          22,224                12,432
              Australia                                                       2,022                11,722
              Other international                                             5,669                 7,435
                                                                         ----------            ----------
                                                                            149,433                66,996
          Capitalized Interest                                               14,017                12,916
                                                                         ----------            ----------
                 Total                                                   $  163,450            $   79,912
                                                                         ==========            ==========
          Acquisitions of oil and gas properties                         $  149,679            $   75,931
                                                                         ==========            ==========


    In North America, Apache completed 33 producing wells out of 56 wells drilled during the first quarter of 2000, while internationally the Company discovered four new producing wells out of nine wells drilled. Worldwide, the Company was drilling or completing an additional 92 wells as of March 31, 2000. In addition, Apache completed 376 production enhancement projects, including 129 recompletions, during the first quarter of 2000.

    On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF, for approximately $119.5 million plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of 206 Bcfe as of the acquisition date.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first three months of 2000 totaled $242.2 million, an increase of 431 percent from $45.6 million in the first three months of 1999. This increase was primarily due to higher oil and gas production as a result of 1999 acquisitions and higher realized oil and gas prices as compared to last year.

     Stock Transactions - In the first quarter of 2000, the Company bought back 75,900 depository shares, each representing one-fiftieth (1/50) of a share of Series C Preferred Stock, at an average price of $34.42 per share. The excess of the purchase price to reacquire the depository shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations.

     In the first quarter of 2000, the Company repurchased 478,100 shares of common stock to be held in treasury at an average price of $37.08 per share.

     Liquidity - The Company had $24.5 million in cash and cash equivalents on hand at March 31, 2000, up from $13.2 million at December 31, 1999. Apache's ratio of current assets to current liabilities at March 31, 2000 was 1.19:1 compared to 1.02:1 at December 31, 1999.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of March 31, 2000, Apache's available borrowing capacity under its global credit facility was $777.5 million.


FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

o        exploiting our existing asset base;
o        acquiring properties to which we can add incremental value; and
o        investing in high-potential exploration prospects.

EXPLOITING EXISTING ASSET BASE

     Apache seeks to maximize the value of our existing asset base by reducing operating costs per unit and increasing the amount of recoverable reserves. In order to achieve these objectives, we rigorously pursue operations to cut costs, identify production enhancement initiatives such as workovers and recompletions, and divest marginal and non-strategic properties.

ACQUIRING PROPERTIES TO WHICH WE CAN ADD INCREMENTAL VALUE

     Apache seeks to purchase reserves at attractive prices by generally avoiding auction processes where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction.

INVESTING IN HIGH-POTENTIAL EXPLORATION PROSPECTS

     Apache seeks to concentrate our exploratory investments in a select number of international areas and to become the dominant operator in those regions. We believe that these investments, although higher-risk, offer the potential for significant reserve additions. Our international investments and exploration activities are a significant component of our long-term growth strategy. They complement our United States operations, which are more development oriented.

     A critical component in implementing our three-pronged growth strategy is maintenance of significant financial flexibility. We are committed to preserving a strong balance sheet and credit position that gives us the foundation required to pursue our growth initiatives.


CHINA

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

     Apache China is continuing negotiations with the Chinese authorities concerning the terms and conditions of the development of the Zhao Dong Block including, among other things the portion of XCL-China's future development costs to be paid by the Chinese. Apache China is prepared to move forward as soon as these negotiations are satisfactorily concluded.


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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 (filed with the SEC on March 29,
           2000) is incorporated herein by reference.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  3.1   -  Bylaws of Registrant, as amended May 4, 2000
                           (includes audit committee charter as Annex A)
                  12.1  -  Statement of computation of ratios of earnings to fixed charges and combined fixed charges and preferred stock dividends
                  27.1  -  Financial Data Table

           (b)    Reports filed on Form 8-K

                  The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended March 31, 2000.

                  Item 5. Other Events - dated December 17, 1999, filed February 7, 2000

                  On December 17, 1999, Apache filed with the Delaware Secretary of State a restated certificate of incorporation that integrated into a single document, without further amendment, all of the provisions of Apache's certificate of incorporation.

                  Item 5. Other Events - dated February 3, 2000, filed February 16, 2000

                  On February 3, 2000, Apache announced earnings for the fourth quarter and year 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      APACHE CORPORATION


Dated:  May 12, 2000                  /s/ ROGER B. PLANK
                                      ------------------------------------------
                                      Roger B. Plank
                                      Vice President and Chief Financial Officer



Dated:  May 12, 2000                  /s/ THOMAS L. MITCHELL
                                      ------------------------------------------
                                      Thomas L. Mitchell
                                      Vice President and Controller
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------
   3.1        -   Bylaws of Registrant, as amended May 4, 2000 (includes audit committee charter as Annex A)

  12.1        -   Statement of computation of ratios of earnings to fixed charges and combined fixed charges and preferred stock dividends

  27.1        -   Financial Data Table