Form 10-Q
period 2000-06-30
APACHE CORP
filed 2000-08-14
CIK 6769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                          Commission File Number 1-4300


                               APACHE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                 Delaware                                       41-0747868
      ------------------------------                       -------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                      Identification Number)


     Suite 100, One Post Oak Central                            77056-4400
  2000 Post Oak Boulevard, Houston, TX                          ----------
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


Number of shares of Registrant's common stock, outstanding as of June 30, 2000............114,132,738

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE QUARTER              FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                ------------------------      ------------------------
                                                   2000          1999           2000            1999
                                                ---------      ---------      ---------      ---------
                                                     (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES:
   Oil and gas production revenues              $ 488,206      $ 243,759      $ 934,323      $ 406,363
   Equity in income of affiliates                     310             --          1,530             --
   Other revenues                                    (429)         2,659           (624)         3,477
                                                ---------      ---------      ---------      ---------

                                                  488,087        246,418        935,229        409,840
                                                ---------      ---------      ---------      ---------

OPERATING EXPENSES:
   Depreciation, depletion and amortization       136,338        105,398        268,487        193,821
   Operating costs                                 69,609         51,121        140,036         97,811
   Administrative, selling and other               16,593         12,134         31,242         22,464
   Financing costs:
      Interest expense                             41,615         32,659         83,183         64,107
      Amortization of deferred loan costs             453          1,101          1,732          2,215
      Capitalized interest                        (14,824)       (13,053)       (28,841)       (25,969)
      Interest income                                (564)          (403)        (1,104)          (824)
                                                ---------      ---------      ---------      ---------

                                                  249,220        188,957        494,735        353,625
                                                ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                        238,867         57,461        440,494         56,215
   Provision for income taxes                      93,530         24,693        178,853         25,615
                                                ---------      ---------      ---------      ---------

NET INCOME                                        145,337         32,768        261,641         30,600
   Preferred stock dividends                        4,908          3,136         10,172          4,556
                                                ---------      ---------      ---------      ---------

INCOME ATTRIBUTABLE TO COMMON STOCK             $ 140,429      $  29,632      $ 251,469      $  26,044
                                                =========      =========      =========      =========


NET INCOME PER COMMON SHARE:
   Basic                                        $    1.23      $     .28      $    2.21      $     .26
                                                =========      =========      =========      =========
   Diluted                                      $    1.19      $     .28      $    2.15      $     .26
                                                =========      =========      =========      =========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                     FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     ------------------------
                                                                        2000           1999
                                                                     ---------      ---------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 261,641      $  30,600
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                      268,487        193,821
         Amortization of deferred loan costs                             1,732          2,215
         Provision for deferred income taxes and other                 115,181         10,430
   Cash distributions less than earnings of affiliates                    (947)            --
   Gain on sale of stock held for investment                              (751)            --
   Changes in operating assets and liabilities:
         Increase in receivables                                      (110,697)       (64,504)
         Increase in advances to oil and gas ventures and other         (4,093)        (9,094)
         Increase in deferred charges and other                         (4,028)        (2,074)
         Increase in product inventory                                  (3,674)          (356)
         Increase (decrease) in payables                                42,658         (5,600)
         Increase (decrease) in accrued expenses                       (15,056)         7,727
         Decrease in advances from gas purchasers                      (13,785)       (12,135)
         Increase in deferred credits and noncurrent liabilities        10,579         12,898
                                                                     ---------      ---------

             Net cash provided by operating activities                 547,247        163,928
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                (425,738)      (278,551)
   Non-cash portion of net oil and gas property additions               (5,799)       (41,931)
   Acquisition of Repsol YPF properties                               (117,322)            --
   Acquisition of Collins & Ware properties                           (316,906)            --
   Acquisition of Shell Offshore properties                                 --       (686,539)
   Acquisition of British-Borneo, net of cash acquired                      --        (83,659)
   Proceeds from sales of oil and gas properties                        21,224        103,172
   Other, net                                                           (7,291)        (7,057)
                                                                     ---------      ---------

             Net cash used in investing activities                    (851,832)      (994,565)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                537,438        630,799
   Payments on long-term debt                                         (198,581)      (431,914)
   Dividends paid                                                      (25,795)       (16,532)
   Issuance (repurchase) of preferred stock                             (2,613)       210,490
   Proceeds from issuance of common stock                               17,692        446,845
   Payments to acquire treasury stock                                  (17,727)            --
   Cost of debt and equity transactions                                     (3)        (1,161)
                                                                     ---------      ---------

             Net cash provided by financing activities                 310,411        838,527
                                                                     ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                5,826          7,890

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          13,171         14,537
                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  18,997      $  22,427
                                                                     =========      =========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                    JUNE 30,        DECEMBER 31,
                                                                       2000             1999
                                                                   -----------      ------------
                                                                         (IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $    18,997      $    13,171
   Receivables                                                         367,843          259,530
   Inventories                                                          51,546           45,113
   Advances to oil and gas ventures and other                           29,766           25,254
                                                                   -----------      -----------

                                                                       468,152          343,068
                                                                   -----------      -----------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                              8,111,859        7,409,787
      Unproved properties and properties under
         development, not being amortized                            1,002,738          869,108
   Gas gathering, transmission and processing facilities               447,858          442,437
   Other                                                               110,191          105,635
                                                                   -----------      -----------
                                                                     9,672,646        8,826,967
   Less:  Accumulated depreciation, depletion and amortization      (3,972,636)      (3,711,109)
                                                                   -----------      -----------

                                                                     5,700,010        5,115,858
                                                                   -----------      -----------
OTHER ASSETS:
   Deferred charges and other                                           46,637           43,617
                                                                   -----------      -----------

                                                                   $ 6,214,799      $ 5,502,543
                                                                   ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                      JUNE 30,       DECEMBER 31,
                                                                        2000             1999
                                                                    -----------      ------------
                                                                           (IN THOUSANDS)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                             $    31,850      $     6,158
   Accounts payable                                                     183,016          148,309
   Accrued operating expense                                             20,315           18,226
   Accrued exploration and development                                   95,465          101,490
   Accrued compensation and benefits                                     12,725           22,631
   Accrued interest                                                      27,584           28,118
   Other accrued expenses                                                 4,482           11,846
                                                                    -----------      -----------

                                                                        375,437          336,778
                                                                    -----------      -----------

LONG-TERM DEBT                                                        2,192,815        1,879,650
                                                                    -----------      -----------

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES:
      Income taxes                                                      467,894          360,324
      Advances from gas purchasers                                      167,171          180,956
      Other                                                             115,130           75,408
                                                                    -----------      -----------

                                                                        750,195          616,688
                                                                    -----------      -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                           98,387           98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 and
         140,000 shares issued and outstanding, respectively            208,207          210,490
   Common stock, $1.25 par, 215,000,000 shares authorized,
      117,004,319 and 116,403,013 shares issued, respectively           146,255          145,504
   Paid-in capital                                                    1,739,242        1,717,027
   Retained earnings                                                    802,229          558,721
   Treasury stock, at cost, 2,871,581 and 2,406,549 shares,
      respectively                                                      (69,693)         (52,256)
   Accumulated other comprehensive income                               (28,275)          (8,446)
                                                                    -----------      -----------

                                                                      2,896,352        2,669,427
                                                                    -----------      -----------

                                                                    $ 6,214,799      $ 5,502,543
                                                                    ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                  SERIES B       SERIES C
                                               COMPREHENSIVE      PREFERRED      PREFERRED         COMMON
(IN THOUSANDS)                                    INCOME            STOCK          STOCK            STOCK
                                               -------------     -----------     -----------      -----------
BALANCE AT DECEMBER 31, 1998                                     $    98,387     $        --      $   124,738
   Comprehensive income:
     Net income                                 $    30,600               --              --               --
     Currency translation adjustments                 9,505               --              --               --
                                                -----------
   Comprehensive income                         $    40,105
                                                ===========
   Dividends:
     Preferred                                                            --              --               --
     Common ($.14 per share)                                              --              --               --
   Preferred shares issued                                                --         210,490               --
   Common shares issued                                                   --              --           20,117
   Treasury shares issued, net                                            --              --               --
                                                                 -----------     -----------      -----------
BALANCE AT JUNE 30, 1999                                         $    98,387     $   210,490      $   144,855
                                                                 ===========     ===========      ===========


BALANCE AT DECEMBER 31, 1999                                     $    98,387     $   210,490      $   145,504
   Comprehensive income:
     Net income                                 $   261,641               --              --               --
     Currency translation adjustments               (19,700)              --              --               --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefits of $84                             (129)              --              --               --
                                                -----------
   Comprehensive income                         $   241,812
                                                ===========
   Dividends:
     Preferred                                                            --              --               --
     Common ($.07 per share)                                              --              --               --
   Preferred stock repurchased                                            --          (2,283)              --
   Common shares issued                                                   --              --              751
   Treasury shares purchased, net                                         --              --               --
                                                                 -----------     -----------      -----------
BALANCE AT JUNE 30, 2000                                         $    98,387     $   208,207      $   146,255
                                                                 ===========     ===========      ===========

                                                                                               ACCUMULATED
                                                                                                 OTHER            TOTAL
                                               PAID-IN        RETAINED         TREASURY       COMPREHENSIVE    SHAREHOLDERS'
(IN THOUSANDS)                                 CAPITAL        EARNINGS           STOCK           INCOME           EQUITY
                                             -----------     -----------      -----------     -------------    -------------
BALANCE AT DECEMBER 31, 1998                 $ 1,245,738     $   403,098      $   (36,924)     $   (33,204)     $ 1,801,833
   Comprehensive income:
     Net income                                       --          30,600               --               --           30,600
     Currency translation adjustments                 --              --               --            9,505            9,505

   Comprehensive income

   Dividends:
     Preferred                                        --          (4,556)              --               --           (4,556)
     Common ($.14 per share)                          --         (14,818)              --               --          (14,818)
   Preferred shares issued                            --              --               --               --          210,490
   Common shares issued                          454,190              --               --               --          474,307
   Treasury shares issued, net                        --              --              142               --              142
                                             -----------     -----------      -----------      -----------      -----------
BALANCE AT JUNE 30, 1999                     $ 1,699,928     $   414,324      $   (36,782)     $   (23,699)     $ 2,507,503
                                             ===========     ===========      ===========      ===========      ===========


BALANCE AT DECEMBER 31, 1999                 $ 1,717,027     $   558,721      $   (52,256)     $    (8,446)     $ 2,669,427
   Comprehensive income:
     Net income                                       --         261,641               --               --          261,641
     Currency translation adjustments                 --              --               --          (19,700)         (19,700)
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefits of $84                            --              --               --             (129)            (129)

   Comprehensive income

   Dividends:
     Preferred                                        --          (9,842)              --               --           (9,842)
     Common ($.07 per share)                          --          (7,961)              --               --           (7,961)
   Preferred stock repurchased                        --            (330)              --               --           (2,613)
   Common shares issued                           21,990              --               --               --           22,741
   Treasury shares purchased, net                    225              --          (17,437)              --          (17,212)
                                             -----------     -----------      -----------      -----------      -----------
BALANCE AT JUNE 30, 2000                     $ 1,739,242     $   802,229      $   (69,693)     $   (28,275)     $ 2,896,352
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

     Beginning in the first quarter 2000, the portion of gathering, processing and marketing margin related to oil and gas production revenues has been reported as a net addition to oil and gas production revenues and the portion related to gathering fee income has been reported as a reduction to operating costs in the accompanying statement of consolidated operations. Reclassifications have been made to reflect this change in the prior year statements of consolidated operations.


1. ACQUISITIONS AND DIVESTITURES

     Acquisitions - On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF, for approximately $117.3 million, plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of approximately 199 billion cubic feet of natural gas equivalent (Bcfe) as of the acquisition date.

     On June 30, 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware, Inc. (Collins & Ware) for approximately $316.9 million, subject to normal post closing adjustments. The acquisition included estimated proved reserves of approximately 502 Bcfe as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

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

     On November 30, 1999, Apache acquired from Shell Canada Limited (Shell Canada) producing properties and other assets for C$761 million (US$517.8 million). The producing properties consisted of 150,400 net acres and comprised 20 fields with an average working interest of 55 percent and proved reserves of approximately 87.2 MMboe as of the acquisition date. Apache also acquired 294,294 net acres of undeveloped leaseholdings, a 100 percent interest in a gas processing plant with potential throughput capacity of 160 million cubic feet
(MMcf) per day, and 52,700 square miles of 2-D seismic and 884 square miles of 3-D seismic.

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Shell Offshore and Shell Canada acquisitions occurred on January 1, 1999. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                       FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                       --------------------------------------
                                         AS REPORTED           PRO FORMA
                                       --------------     -------------------
                                     (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Revenues                                     $409,840             $535,108
Net income                                     30,600               46,711
Preferred stock dividends                       4,556                9,845
Income attributable to common stock            26,044               36,866

Net income per common share:
  Basic                                      $    .26             $    .32
  Diluted                                         .26                  .32

Average common shares outstanding             101,698              113,771


     During the first six months of 2000, the Company also completed tactical regional acquisitions for cash consideration totaling $37.2 million. These acquisitions added approximately 9.6 MMboe to the Company's proved reserves.

     Divestitures - During the six months ended June 30, 2000, Apache sold 1.9 MMboe of proved reserves from largely marginal United States properties, collecting cash of $4.7 million.

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


                                                                                                        OTHER
                                         UNITED STATES     CANADA         EGYPT        AUSTRALIA     INTERNATIONAL        TOTAL
                                         -------------   -----------   -----------    -----------    -------------     -----------
                                                                           (IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 2000

Oil and Gas Production Revenues ........  $   514,474    $   130,566   $   186,673    $   102,610     $        --      $   934,323
                                          ===========    ===========   ===========    ===========     ===========      ===========

Operating Income (Loss) (1) ............  $   263,663    $    73,437   $   131,037    $    57,687     $       (24)     $   525,800
                                          ===========    ===========   ===========    ===========     ============

Other Income (Expense):
   Equity in income of affiliates ......                                                                                     1,530
   Other revenues ......................                                                                                      (624)
   Administrative, selling and other ...                                                                                   (31,242)
   Financing costs, net ................                                                                                   (54,970)
                                                                                                                       -----------
Income Before Income Taxes .............                                                                               $   440,494
                                                                                                                       ===========

Total Assets ...........................  $ 3,409,038    $   918,520   $   923,421    $   797,694     $   166,126      $ 6,214,799
                                          ===========    ===========   ===========    ===========     ===========      ===========

                                                                                                           OTHER
                                          UNITED STATES     CANADA           EGYPT       AUSTRALIA     INTERNATIONAL      TOTAL
                                          -------------   -----------     -----------   -----------    -------------   -----------
                                                                               (IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 1999

Oil and Gas Production Revenues ........   $   252,291    $    34,293     $    74,597   $    43,875     $     1,307    $   406,363
                                           ===========    ===========     ===========   ===========     ===========    ===========

Operating Income (1) ...................   $    58,219    $    10,077     $    29,629   $    16,365     $       441    $   114,731
                                           ===========    ===========     ===========   ===========     ===========

Other Income (Expense):
   Other revenues ......................                                                                                     3,477
   Administrative, selling and other ...                                                                                   (22,464)
   Financing costs, net ................                                                                                   (39,529)
                                                                                                                       -----------
Income Before Income Taxes .............                                                                               $    56,215
                                                                                                                       ===========

Total Assets ...........................   $ 2,731,207    $   326,065     $   894,033   $   761,031     $   182,633    $ 4,894,969
                                           ===========    ===========     ===========   ===========     ===========    ===========

(1) Operating income consists of oil and gas production revenues less depreciation, depletion and amortization (DD&A) expense and operating costs.


3. NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                       FOR THE QUARTER ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
                                                                   2000                                  1999
                                                  ----------------------------------     ----------------------------------
                                                   INCOME       SHARES     PER SHARE      INCOME       SHARES     PER SHARE
                                                  --------     --------    ---------     --------     --------    ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
   Income attributable to common stock            $140,429      113,946     $   1.23     $ 29,632      105,566     $    .28
                                                                            ========                               ========

EFFECT OF DILUTIVE SECURITIES:
   Stock options                                        --        1,069                        --          317
   Series C Preferred Stock                          3,488        5,676                        --           --
                                                  --------     --------                  --------     --------

DILUTED:
   Income attributable to common
     stock including assumed conversions          $143,917      120,691     $   1.19     $ 29,632      105,883     $    .28
                                                  ========     ========     ========     ========     ========     ========


                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
                                                                  2000                                  1999
                                                  ----------------------------------     ----------------------------------
                                                   INCOME       SHARES     PER SHARE      INCOME       SHARES     PER SHARE
                                                  --------     --------    ---------     --------     --------    ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
   Income attributable to common stock            $251,469      113,892     $   2.21     $ 26,044      101,698     $    .26
                                                                            ========                               ========

EFFECT OF DILUTIVE SECURITIES:
   Stock options                                        --          802                        --          242
   Series C Preferred Stock                          7,332        5,676                        --           --
                                                  --------     --------                  --------     --------

DILUTED:
   Income attributable to common
     stock including assumed conversions          $258,801      120,370     $   2.15     $ 26,044      101,940     $    .26
                                                  ========     ========     ========     ========     ========     ========


     The effect of the Series C Preferred Stock was not included in the computation of diluted net income per common share during 1999, because to do so would have been antidilutive.

4. NON-CASH INVESTING AND FINANCING ACTIVITIES

     In January 2000, the Company acquired producing properties formerly owned by a subsidiary of Repsol YPF for cash and the assumption of certain liabilities. The accompanying financial statements include the amounts detailed in Note 1.

     The following table provides supplemental disclosure of cash flow information:

                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------
                                                2000                 1999
                                             ----------          -------------
                                                      (IN THOUSANDS)
Cash paid during the period for:
  Interest (net of amounts capitalized)         $54,876            $35,779
  Income taxes (net of refunds)                  64,053             15,185


5. SUBSEQUENT EVENTS

     On July 14, 2000, the Company signed a definitive agreement to acquire a Delaware limited liability company (LLC) owned by subsidiaries of Occidental Petroleum Corporation (Occidental) and the related natural gas production for a total purchase price of $385 million, subject to reduction for production since July 1, 2000 (the effective date) and other closing adjustments. A portion of the purchase price ($44 million) is expected to be paid ratably over the next four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico, and the Company expects to operate half of the fields acquired. The Occidental properties have estimated proved reserves of approximately 56.8 MMboe as of the effective date, net to Apache, and the LLC owns proprietary 3-D seismic data on 113 blocks covering 1,022 square miles. The acquisition is expected to close August 15, 2000. A portion of the production for the first few years of this transaction was hedged. The hedges were structured to establish a minimum price floor while preserving some price upside potential.

     On July 14, 2000, Apache entered into a new $500 million, 364-day revolving credit agreement with a group of banks. The terms of the facility are substantially the same as those of Apache's global credit facility. The new facility will be used along with the U.S. portion of the global credit facility to support Apache's commercial paper program, which was increased from $700 million to $1.2 billion in late July 2000.

     On August 2, 2000, the Company completed a public offering of 9.2 million shares of Apache common stock, including 1.2 million shares for the underwriters' over-allotment option, for net proceeds of approximately $433.9 million. The proceeds will be used to fund the pending Occidental transaction and repay indebtedness under Apache's commercial paper program.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On a foundation of strong production combined with high oil and natural gas prices, Apache reported record earnings for the fourth consecutive quarterly period. Further, results for the first six months of 2000 surpassed the 1999 full-year period. Following are highlights for the first half of 2000:

o Record income attributable to common stock of $251.5 million ($2.21 per share) was generated. These results exceeded 1999's record full year earnings of $186.4 million ($1.73 per share). Last year's first six months reflected income attributable to common stock of $26.0 million ($.26 per share).

o In conjunction with substantially improved prices over last year, oil and gas production was up 44 percent and 26 percent, respectively. The improved production, net of additional DD&A expense and operating costs, added a combined $.76 to earnings per share.

o Net cash provided by operating activities increased $383.3 million, or 234 percent, to $547.2 million from $163.9 million.

     Commodity Prices - Apache's average realized oil price increased $11.73 per barrel from $13.96 per barrel in the first six months of 1999 to $25.69 per barrel in the comparable 2000 period, increasing revenues by $167.6 million. The average realized price for natural gas increased $.93 per thousand cubic feet
(Mcf) from $1.87 per Mcf in the first six months of 1999 to $2.80 per Mcf in 2000, positively impacting revenues by $100.9 million.

     Production - Oil production increased 44 percent during the first six months of 2000 when compared to the same period last year, which positively impacted revenues by $163.8 million. The increase was primarily due to the acquisition of producing properties from Shell Offshore in the U.S. and Shell Canada during 1999 and increased production from the Stag field in Australia. Gas production increased 26 percent during the first six months of 2000 compared to the same period last year, positively impacting revenues by $80.9 million. The increase was primarily due to 1999 producing property acquisitions from Shell Offshore in the U.S., Shell Canada and British-Borneo Oil and Gas Plc (British-Borneo) in Australia, and completion of the northern portion of the Western Desert Gas Pipeline on the Khalda Concession in Egypt with first sales commencing in August 1999.


RESULTS OF OPERATIONS

     Apache reported 2000 second quarter income attributable to common stock of $140.4 million compared to income of $29.6 million in the prior year. Basic net income per common share of $1.23 for the second quarter of 2000 was more than four times the $.28 reported in 1999. A significant increase in oil and gas production revenues was partially offset by higher DD&A expense, operating costs, net financing costs and administrative, selling and other (G&A) costs.

     For the first half of 2000, income attributable to common stock of $251.5 million, or $2.21 per share, compared to $26.0 million, or $.26 per share, in the comparable year-earlier period. The increase resulted primarily from increased oil and gas production revenues partially offset by higher DD&A expense, operating costs, net financing costs, G&A costs and preferred stock dividends.

     For the second quarter of 2000, revenues increased 98 percent to $488.1 million compared to $246.4 million in 1999, driven by a 100 percent increase in oil and gas production revenues. The increase in oil and gas production revenues was the result of a 61 percent increase in the average realized oil price, a 30 percent increase in oil production, a 52 percent increase in the average realized price for natural gas and a 22 percent increase in natural gas production. Crude oil, including natural gas liquids, contributed 56 percent and natural gas contributed 44 percent of oil and gas production revenues during the second quarter of 2000.

     For the first six months of 2000, total revenues increased 128 percent to $935.2 million compared to $409.8 million for the same period in 1999. Revenues from oil and gas production increased 130 percent over the same period in 1999, with crude oil, including natural gas liquids, contributing 59 percent and natural gas contributing 41 percent of oil and gas production revenues. The increase in oil and gas production revenues was the result of an 84 percent increase in the average realized oil price, a 44 percent increase in oil production, a 50 percent increase in the average realized gas price and a 26 percent increase in gas production.

     Volume and price information for the Company's oil and gas production is summarized in the following table:


                                                  FOR THE QUARTER ENDED JUNE 30,             FOR THE SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------  --------------------------------------------
                                                                            INCREASE                                      INCREASE
                                             2000            1999          (DECREASE)     2000             1999          (DECREASE)
                                         -----------     -----------       ----------  -----------     -----------       ----------
Natural Gas Volume - Mcf per day:
    United States                            476,171         447,046               7%      480,530         422,502              14%
    Canada                                   131,641          98,540              34%      128,775         103,790              24%
    Australia                                108,754          69,411              57%       98,860          64,762              53%
    Egypt                                     47,995           4,261           1,026%       46,007           3,855           1,093%
    Ivory Coast                                   --           6,314              --            --           3,779              --
                                         -----------     -----------                   -----------     -----------

      Total                                  764,561         625,572              22%      754,172         598,688              26%
                                         ===========     ===========                   ===========     ===========

Average Natural Gas price - Per Mcf:
    United States                        $      3.38     $      2.19              54%  $      3.00     $      2.00              50%
    Canada                                      2.87            1.62              77%         2.50            1.52              64%
    Australia                                   1.38            1.53             (10%)        1.42            1.51              (6%)
    Egypt                                       4.30            2.63              63%         4.51            2.32              94%
    Ivory Coast                                   --            1.72              --            --            1.72              --
      Total                                     3.07            2.02              52%         2.80            1.87              50%

Oil Volume - Barrels per day:
    United States                             54,085          43,420              25%       53,991          37,842              43%
    Canada                                    14,020           2,069             578%       13,836           2,124             551%
    Australia                                 15,760           9,526              65%       15,069           9,889              52%
    Egypt                                     28,656          31,302              (8%)      30,611          29,017               5%
    Ivory Coast                                   --              87              --            --              49              --
                                         -----------     -----------                   -----------     -----------

      Total                                  112,521          86,404              30%      113,507          78,921              44%
                                         ===========     ===========                   ===========     ===========

Average Oil price - Per barrel:
    United States                        $     25.65     $     15.91              61%  $     25.57     $     13.91              84%
    Canada                                     20.88           14.80              41%        21.28           12.81              66%
    Australia                                  29.22           17.70              65%        28.09           14.63              92%
    Egypt                                      26.93           15.78              71%        26.73           13.89              92%
    Ivory Coast                                   --           14.48              --            --           14.43              --
      Total                                    25.88           16.03              61%        25.69           13.96              84%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                              5,089           2,676              90%        4,836           2,534              91%
    Canada                                     1,019             598              70%        1,277             614             108%
                                         -----------     -----------                   -----------     -----------

      Total                                    6,108           3,274              87%        6,113           3,148              94%
                                         ===========     ===========                   ===========     ===========

Average NGL Price - Per barrel:
    United States                        $     18.18     $      8.73             108%  $     17.86     $      8.11             120%
    Canada                                     14.83            7.80              90%        15.38            6.56             134%
      Total                                    17.62            8.56             106%        17.34            7.81             122%


SECOND QUARTER 2000 REVENUES COMPARED TO SECOND QUARTER 1999

     Natural gas sales for the second quarter of 2000 totaled $213.4 million, 85 percent higher than the second quarter of 1999. Average realized natural gas prices increased 52 percent, positively impacting revenues by $59.4 million. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities decreased the Company's realized gas price by $.06 per Mcf during the second quarter of 2000 and increased the Company's realized gas price by $.01 for the same period in 1999.

     Natural gas production increased 139 million cubic feet per day (MMcf/d), or 22 percent, on a worldwide basis, favorably impacting revenues by $38.8 million. The completion of the northern portion of the Western Desert Gas Pipeline on the Khalda Concession, with first sales commencing in August 1999, was the primary contributor to the 43.7 MMcf/d gas production increase in Egypt. Australia's gas production increased 57 percent due to new contracts, spot sales and the acquisition of producing properties from British-Borneo in 1999. Gas production in Canada increased 34 percent primarily due to producing properties acquired from Shell Canada in 1999.

     The Company's crude oil sales for the second quarter of 2000 totaled $265.0 million, a 110 percent increase from the second quarter of 1999, due to increased average realized prices and production volumes. Average realized oil prices increased $9.85 per barrel, positively increasing revenues by $77.5 million. Realized losses from hedging positions negatively impacted the Company's realized oil price by $1.79 per barrel during the second quarter of 2000 and had no impact in the second quarter of 1999.

     Second quarter 2000 oil production increased 30 percent compared to the prior year, favorably impacting revenues by $61.5 million. Increases were driven by property acquisitions from Shell Offshore in the U.S. and Shell Canada during 1999 and increased production from the Stag field in Australia.

     Revenue from the sale of natural gas liquids totaled $9.8 million for the second quarter of 2000, compared to $2.6 million for the second quarter of 1999 in response to a 106 percent improvement in realized prices and an 87 percent increase in natural gas liquids production.

YEAR-TO-DATE 2000 REVENUES COMPARED TO YEAR-TO-DATE 1999

     Natural gas sales for the first half of 2000 of $384.2 million increased $181.8 million, or 90 percent, from those recorded in the same period of 1999. Average realized natural gas prices increased 50 percent, positively affecting revenues by $100.9 million. U.S. natural gas production, which comprised 64 percent of the Company's worldwide gas production, sold at an average price of $3.00 per Mcf, 50 percent higher than in 1999, positively impacting natural gas revenues by $76.1 million. Natural gas production increased 155 MMcf/d, or 26 percent, on a worldwide basis, favorably impacting revenues by $80.9 million. The gas production increase was primarily a result of property acquisitions from Shell Offshore in the U.S., Shell Canada and British-Borneo in Australia in 1999, along with completion of the Western Desert Gas Pipeline on the Khalda Concession in Egypt with first sales commencing in August 1999. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities decreased the Company's realized gas price by $.02 per Mcf during the first half of 2000 and increased the Company's realized gas price by $.04 per Mcf during the same period of 1999.

     For the first half of 2000, oil revenues of $530.8 million increased $331.3 million, or 166 percent, from the same period in 1999 due to higher oil prices and improved production. On a worldwide basis, average oil prices increased $11.73 per barrel, or 84 percent, to $25.69 per barrel positively impacting oil revenues by $167.6 million. Oil production increased 34,586 barrels per day, or 44 percent, for the first six months of 2000 primarily due to 1999 property acquisitions from Shell Offshore in the U.S. and Shell Canada along with increased production from the Stag field in Australia. Realized losses from hedging positions negatively impacted the Company's realized oil price by $1.77 per barrel during the first half of 2000 and had no impact in the first half of 1999.

     Natural gas liquids revenues for the first six months of 2000 of $19.3 million increased $14.8 million, or 333 percent, from the same period in 1999. Natural gas liquids prices increased by $9.53 per barrel, or 122 percent and natural gas liquids production increased 2,965 barrels per day, or 94 percent.

OPERATING EXPENSES

     The Company's DD&A expense for the second quarter and first six months of 2000 totaled $136.3 million and $268.5 million, respectively, compared to $105.4 million and $193.8 million for the comparable periods in 1999. On an equivalent barrel basis, full cost DD&A expense increased $.05 per boe, from $5.64 per boe in the second quarter of 1999 to $5.69 per boe in 2000. For the six months ended June 30, 2000, the full cost DD&A rate totaled $5.62 per boe compared to $5.53 per boe in 1999. The increase is primarily due to an increased percentage of oil production, with a higher cost basis, in the Company's oil and gas product mix in Canada as a result of the Shell Canada acquisition. Canadian DD&A expense increased from $4.36 per boe in the first half of 1999 to $5.49 per boe in 2000.

     Operating costs, including lease operating expense (LOE) and severance taxes, increased 36 percent from $51.1 million in the second quarter of 1999 to $69.6 million for the same period in 2000 due primarily to increased production. For the first half of 2000, operating costs, including LOE and severance taxes, totaled $140.0 million, an increase of $42.2 million, or 43 percent, compared to the same period in 1999. For the second quarter and first six months of 2000, LOE, excluding severance taxes, totaled $58.5 million and $120.0 million, respectively, compared to $44.2 million and $85.3 million for the comparable periods in 1999.

     On an equivalent barrel basis, LOE increased from $2.51 per boe in the second quarter of 1999 to $2.61 per boe in the second quarter of 2000. For the first six months of 2000, LOE averaged $2.69 per boe, a four percent increase from $2.59 per boe, for the same period in 1999. The boe rate in Canada increased due to the Shell Canada acquisition, which increased oil as a percentage of total production. The boe rate in Australia increased primarily due to higher production, workover activity and higher maintenance costs. The boe rate in Egypt decreased due to the Western Desert Gas Pipeline coming on line and increased volumes at Khalda due to development programs. Severance tax increased $7.5 million to $20.1 million for the first half of 2000 due to higher oil and gas production revenues and a special gross revenue tax on certain Canadian properties.

     G&A expense in the second quarter and first six months of 2000 increased $4.5 million or 37 percent, and $8.8 million or 39 percent, respectively, from a year ago. The Company's overall infrastructure was enlarged to properly handle increased responsibilities associated with 1999 and 2000 North American producing property acquisitions. On an equivalent barrel basis, G&A expenses increased to $.70 per boe, for the first half of 2000 as compared to $.68 per boe for the same period in 1999.

     Net financing costs for the second quarter and first six months of 2000 increased $6.4 million, or 31 percent, and $15.4 million, or 39 percent, respectively, compared to a year ago. This increase is primarily due to higher gross interest expense, the result of a higher average outstanding debt balance related to acquisition activity during 1999, partially offset by higher capitalized interest.


MARKET RISK

COMMODITY RISK

     The Company's major market risk exposure continues to be the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its U.S. and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. See "Results of Operations" above.

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

     Capital Expenditures - A summary of oil and gas capital expenditures during the first six months of 2000 and 1999 is presented below:

                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------
                                            2000         1999
                                          --------     --------
                                             (IN THOUSANDS)
Exploration and development:
    United States                         $219,550     $ 54,612
    Canada                                  59,778       15,160
    Egypt                                   44,548       29,316
    Australia                               18,390       21,341
    Other international                     11,105       11,754
                                          --------     --------

                                           353,371      132,183
Capitalized Interest                        28,841       25,969
                                          --------     --------

       Total                              $382,212     $158,152
                                          ========     ========

Acquisition of oil and gas properties     $501,155     $880,485
                                          ========     ========


     In North America, Apache completed 83 producing wells out of 129 wells drilled during the first half of 2000, while internationally the Company discovered 11 new producers out of 21 wells drilled. Worldwide, the Company was drilling or completing an additional 158 wells as of June 30, 2000. In addition, Apache completed 526 production enhancement projects, including 240 recompletions, during the first half of 2000.

     On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF, for approximately $117.3 million plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of approximately 199 Bcfe as of the acquisition date.

     On June 30, 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware for approximately $316.9 million, subject to normal post closing adjustments. The acquisition included estimated proved reserves of approximately 502 Bcfe as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

     On July 14, 2000, the Company signed a definitive agreement to acquire an LLC owned by subsidiaries of Occidental and the related natural gas production for a total purchase price of $385 million, subject to reduction for production since July 1, 2000 (the effective date) and other closing adjustments. A portion of the purchase price ($44 million) is expected to be paid ratably over the next four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico, and the Company expects to operate half of the fields acquired. The Occidental properties have estimated proved reserves of approximately 56.8 MMboe as of the effective date, net to Apache, and the LLC owns proprietary 3-D seismic data on 113 blocks covering 1,022 square miles. The acquisition is expected to close August 15, 2000.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first half of 2000 totaled $547.2 million, an increase of 234 percent from $163.9 million in the first half of 1999. This increase was primarily due to higher oil and gas production as a result of 1999 acquisitions and higher realized oil and gas prices as compared to last year.

     Credit Facility - On July 14, 2000, Apache entered into a new $500 million, 364-day revolving credit agreement with a group of banks. The terms of the facility are substantially the same as those of Apache's global credit facility. The new facility will be used along with the U.S. portion of Apache's global credit facility to support Apache's commercial paper program, which was increased from $700 million to $1.2 billion in late July 2000.

     Stock Transactions - In the first half of 2000, the Company bought back 75,900 depository shares, each representing one-fiftieth (1/50) of a share of Series C Preferred Stock, at an average price of $34.42 per share. The excess of the purchase price to reacquire the depository shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations.

     In the first half of 2000, the Company repurchased 478,100 shares of common stock to be held in treasury at an average price of $37.08 per share.

     On August 2, 2000, the Company completed the public offering of 9.2 million shares of Apache common stock, including 1.2 million shares for the underwriters' over-allotment option, for net proceeds of approximately $433.9 million. The proceeds will be used to fund the pending Occidental transaction and repay indebtedness under Apache's commercial paper program.

     Liquidity - The Company had $19.0 million in cash and cash equivalents on hand at June 30, 2000, up from $13.2 million at December 31, 1999. Apache's ratio of current assets to current liabilities at June 30, 2000 was 1.25:1 compared to 1.02:1 at December 31, 1999.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of June 30, 2000, Apache's available borrowing capacity under its global credit facility was $498.1 million.


FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

o    exploiting our existing asset base;

o    acquiring properties to which we can add value; and

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

ACQUIRING PROPERTIES TO WHICH WE CAN ADD VALUE

     Apache seeks to purchase reserves at appropriate prices by generally avoiding auction processes where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction.

INVESTING IN HIGH-POTENTIAL EXPLORATION PROSPECTS

     Apache seeks to concentrate our exploratory investments in a select number of international areas and to become the dominant operator in those regions. We believe that these investments, although higher-risk, offer the potential for significant reserve additions. Our international investments and exploration activities are a significant component of our long-term growth strategy. They complement our U.S. operations, which are more development oriented.

     A critical component in implementing our three-pronged growth strategy is maintenance of significant financial flexibility. A strong balance sheet and credit position give us the foundation required to pursue our growth initiatives.

CHINA

     In June 2000, our subsidiary, Apache China Corporation LDC, filed a lawsuit against PetroChina Company Limited, China National Petroleum Corporation and China National Oil and Gas Exploration and Development Corporation in connection with certain of our Chinese investments and operations. The Company filed seeking damages and injunctive relief to prevent the Chinese parties from declaring that we had relinquished some of our Chinese exploratory acreage, and other claims. The lawsuit was filed in the U.S. Bankruptcy Court in Opelousas, Louisiana, in connection with bankruptcy proceedings of XCL-China, Ltd., the co-owner of some of our Chinese interests. On June 30, 2000, Apache and PetroChina Company Limited announced an agreement to resolve most of the issues that should permit all parties to proceed with development of portions of the 49,000-acre Zhao Dong Block. The agreement calls for PetroChina and the China National Petroleum Corporation to obtain final governmental approval of the overall development plan. Implementation of the agreement and the development plan is subject to these additional approvals. On July 21, 2000, the bankruptcy court issued an order approving the agreement reached between Apache and PetroChina. On July 31, 2000, XCL Ltd., sole shareholder of XCL-China Ltd., appealed the Bankruptcy Court's order to the U.S. District Court. On August 10, 2000, XCL Ltd. filed a motion to withdraw its appeal, which is subject to a further order of dismissal and has yet to be obtained. If all necessary approvals, including a final non-appealable order of approval, are obtained, the agreement will resolve the issues raised in our lawsuit and Apache, as operator, will proceed with construction of production facilities and development drilling on the shallow-water Zhao Dong Block.


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

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 4, 2000. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

          Out of a total of 113,582,831 shares of the Company's common stock outstanding and entitled to vote, 99,681,250 shares were present at the meeting in person or by proxy, representing approximately 87.8 percent. Matters voted upon at the meeting were as follows:

               Election of five directors to serve on the Company's board of directors. Mr. Bohen, Mr. Lawrence, Mr. Patton and Mr. Rice were elected to serve until the annual meeting in 2003, and Mr. Pitman was elected to serve until the annual meeting in 2001. The vote tabulation with respect to each nominee was as follows:

                                                                    AUTHORITY
                          NOMINEE                    FOR             WITHHELD
                          -------                    ---            ---------
                  Frederick M. Bohen               99,011,525           669,725
                  George D. Lawrence, Jr.          96,913,330         2,767,920
                  Rodman D. Patton                 99,018,600           662,650
                  Charles J. Pitman                99,015,896           665,354
                  Joseph A. Rice                   98,777,862           903,388


ITEM 5.   OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          12.1  -   Statement of computation of ratios of earnings to fixed
                    charges and combined fixed charges and preferred stock dividends.

          27.1 -    Financial Data Table

     (b)  Reports filed on Form 8-K

          The following current reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000:

          None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  APACHE CORPORATION



Dated: August 14, 2000                            /s/ Roger B. Plank
                                                  -----------------------------
                                                  Roger B. Plank
                                                  Executive Vice President and
                                                  Chief Financial Officer



Dated: August 14, 2000                            /s/ Thomas L. Mitchell
                                                  -----------------------------
                                                  Thomas L. Mitchell
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
12.1       -      Statement of  computation  of ratios of earnings to fixed charges and combined fixed charges and preferred stock dividends

27.1       -      Financial Data Table