Form 10-Q
period 2000-09-30
APACHE CORP
filed 2000-11-13
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period from _________ to _________


                          Commission File Number 1-4300


                               APACHE CORPORATION
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      Delaware                              41-0747868
           ------------------------------              -------------------
           (State or Other Jurisdiction of                (I.R.S. Employer
           Incorporation or Organization)              Identification Number)

          Suite 100, One Post Oak Central                  77056-4400
       2000 Post Oak Boulevard, Houston, TX                ----------
       ------------------------------------                (Zip Code)
       (Address of Principal Executive Offices)


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


Number of shares of Registrant's common stock,
 outstanding as of September 30, 2000................................123,511,157

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)


                                                         FOR THE QUARTER           FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                     ------------------------    ------------------------
                                                        2000          1999          2000          1999
                                                     ----------    ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES:
  Oil and gas production revenues                    $  623,543    $  339,024    $1,557,866    $  745,387
  Equity in income (loss) of affiliates                    (446)           --         1,084            --
  Other revenues                                          1,516         1,797           892         5,274
                                                     ----------    ----------    ----------    ----------
                                                        624,613       340,821     1,559,842       750,661
                                                     ----------    ----------    ----------    ----------

OPERATING EXPENSES:
  Depreciation, depletion and amortization              153,905       119,189       422,392       313,010
  Operating costs                                        82,531        60,505       222,567       158,316
  Administrative, selling and other                      18,089        15,221        49,331        37,685
  Financing costs:
     Interest expense                                    43,775        33,479       126,958        97,586
     Amortization of deferred loan costs                    487         1,101         2,219         3,316
     Capitalized interest                               (16,011)      (13,694)      (44,852)      (39,663)
     Interest income                                       (551)         (572)       (1,655)       (1,396)
                                                     ----------    ----------    ----------    ----------
                                                        282,225       215,229       776,960       568,854
                                                     ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                              342,388       125,592       782,882       181,807
  Provision for income taxes                            136,210        52,814       315,063        78,429
                                                     ----------    ----------    ----------    ----------

NET INCOME                                              206,178        72,778       467,819       103,378
  Preferred stock dividends                               4,908         4,947        15,080         9,503
                                                     ----------    ----------    ----------    ----------

INCOME ATTRIBUTABLE TO COMMON STOCK                  $  201,270    $   67,831    $  452,739    $   93,875
                                                     ==========    ==========    ==========    ==========

NET INCOME PER COMMON SHARE:
  Basic                                              $     1.67    $      .59    $     3.90    $      .89
                                                     ==========    ==========    ==========    ==========
  Diluted                                            $     1.61    $      .59    $     3.78    $      .88
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

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)


                                                                                     FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     -------------------------
                                                                                        2000           1999
                                                                                     ----------     ----------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  467,819     $  103,378
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                          422,392        313,010
      Amortization of deferred loan costs                                                 2,219          3,316
      Provision for deferred income taxes and other                                     206,929         41,289
  Cash distributions less than earnings of affiliates                                      (654)            --
  Gain on sale of stock held for investment                                                (753)            --
  Changes in operating assets and liabilities:
      Increase in receivables                                                          (174,803)      (116,188)
      Increase in advances to oil and gas ventures and other                             (1,856)        (8,388)
      Increase in deferred charges and other                                             (5,319)        (3,701)
      (Increase) decrease in product inventory                                           (6,558)           569
      Increase in payables                                                               55,842         51,100
      Increase in accrued expenses                                                       18,260         14,798
      Decrease in advances from gas purchasers                                          (20,293)       (17,808)
      Increase (decrease) in deferred credits and noncurrent liabilities                 (2,104)         8,006
                                                                                     ----------     ----------
        Net cash provided by operating activities                                       961,121        389,381
                                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                  (679,338)      (425,698)
  Non-cash portion of net oil and gas property additions                                 10,586        (42,015)
  Acquisition of Repsol properties                                                     (119,278)            --
  Acquisition of Collins & Ware properties                                             (320,049)            --
  Acquisition of Occidental properties                                                 (332,020)            --
  Acquisition of Shell Offshore properties                                                   --       (687,632)
  Acquisition of British-Borneo properties, net of cash acquired                             --        (83,590)
  Proceeds from sales of oil and gas properties                                          20,124        149,737
  Other, net                                                                            (10,834)        (9,983)
                                                                                     ----------     ----------
        Net cash used in investing activities                                        (1,430,809)    (1,099,181)
                                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                                  619,849        733,758
  Payments on long-term debt                                                           (541,706)      (645,872)
  Dividends paid                                                                        (30,741)       (29,331)
  Issuance (repurchase) of preferred stock                                               (2,613)       210,490
  Issuance of common stock                                                              457,475        456,459
  Payments to acquire treasury stock                                                    (17,727)       (12,072)
  Cost of debt and equity transactions                                                     (739)        (1,495)
                                                                                     ----------     ----------
        Net cash provided by financing activities                                       483,798        711,937
                                                                                     ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                14,110          2,137

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           13,171         14,537
                                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   27,281     $   16,674
                                                                                     ==========     ==========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2000             1999
                                                                           -------------    ------------
                                                                                   (IN THOUSANDS)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $      27,281    $     13,171
   Receivables                                                                   429,362         259,530
   Inventories                                                                    54,930          45,113
   Advances to oil and gas ventures and other                                     27,802          25,254
                                                                           -------------    ------------
                                                                                 539,375         343,068
                                                                           -------------    ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                        8,723,327       7,409,787
      Unproved properties and properties under
         development, not being amortized                                        982,282         869,108
   Gas gathering, transmission and processing facilities                         465,952         442,437
   Other                                                                         113,287         105,635
                                                                           -------------    ------------
                                                                              10,284,848       8,826,967
   Less:  Accumulated depreciation, depletion and amortization                (4,119,941)     (3,711,109)
                                                                           -------------    ------------
                                                                               6,164,907       5,115,858
                                                                           -------------    ------------
OTHER ASSETS:
   Deferred charges and other                                                     46,654          43,617
                                                                           -------------    ------------
                                                                           $   6,750,936    $  5,502,543
                                                                           =============    ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2000             1999
                                                                            -------------    ------------
                                                                                    (IN THOUSANDS)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                     $      22,675    $      6,158
   Accounts payable                                                               224,926         148,309
   Accrued operating expense                                                       24,981          18,226
   Accrued exploration and development                                            111,647         101,490
   Accrued compensation and benefits                                               19,703          22,631
   Accrued interest                                                                31,581          28,118
   Other accrued expenses                                                          21,948          11,846
                                                                            -------------    ------------
                                                                                  457,461         336,778
                                                                            -------------    ------------
LONG-TERM DEBT                                                                  1,941,276       1,879,650
                                                                            -------------    ------------

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES:
      Income taxes                                                                564,355         360,324
      Advances from gas purchasers                                                160,663         180,956
      Other                                                                       128,736          75,408
                                                                            -------------    ------------
                                                                                  853,754         616,688
                                                                            -------------    ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                                     98,387          98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 and
         140,000 shares issued and outstanding, respectively                      208,207         210,490
   Common stock, $1.25 par, 215,000,000 shares authorized,
      126,377,402 and 116,403,013 shares issued, respectively                     157,972         145,504
   Paid-in capital                                                              2,161,330       1,717,027
   Retained earnings                                                              986,208         558,721
   Treasury stock, at cost, 2,866,245 and 2,406,549 shares,
      respectively                                                                (69,565)        (52,256)
   Accumulated other comprehensive income                                         (44,094)         (8,446)
                                                                            -------------    ------------
                                                                                3,498,445       2,669,427
                                                                            -------------    ------------
                                                                            $   6,750,936    $  5,502,543
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

                      APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                  SERIES B     SERIES C
                                                 COMPREHENSIVE    PREFERRED    PREFERRED    COMMON      PAID-IN       RETAINED
(IN THOUSANDS)                                      INCOME          STOCK        STOCK       STOCK       CAPITAL      EARNINGS
                                                 -------------    ---------    ---------   ---------   -----------    ---------
BALANCE AT DECEMBER 31, 1998                                      $  98,387    $      --   $ 124,738   $ 1,245,738    $ 403,098
   Comprehensive income:
     Net income                                  $     103,378           --           --          --            --      103,378
     Currency translation adjustments                    9,932           --           --          --            --           --
     Unrealized gain on marketable securities,
       net of applicable income taxes of $293              488           --           --          --            --           --
                                                 -------------
   Comprehensive income                          $     113,798
                                                 =============
   Dividends:
     Preferred                                                           --           --          --            --       (9,503)
     Common ($.21 per share)                                             --           --          --            --      (22,804)
   Preferred shares issued                                               --      210,490          --            --           --
   Common shares issued                                                  --           --      20,750       463,138           --
   Treasury shares purchased, net                                        --           --          --            --           --
                                                                  ---------    ---------   ---------   -----------    ---------

BALANCE AT SEPTEMBER 30, 1999                                     $  98,387    $ 210,490   $ 145,488   $ 1,708,876    $ 474,169
                                                                  =========    =========   =========   ===========    =========


BALANCE AT DECEMBER 31, 1999                                      $  98,387    $ 210,490   $ 145,504   $ 1,717,027    $ 558,721
   Comprehensive income:
     Net income                                  $     467,819           --           --          --            --      467,819
     Currency translation adjustments                  (35,344)          --           --          --            --           --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefits of $174                               (304)          --           --          --            --           --
                                                 -------------
   Comprehensive income                          $     432,171
                                                 =============
   Dividends:
     Preferred                                                           --           --          --            --      (14,750)
     Common ($.21 per share)                                             --           --          --            --      (25,252)
   Preferred stock repurchased                                           --       (2,283)         --            --         (330)
   Common shares issued                                                  --           --      12,468       443,889           --
   Treasury shares purchased, net                                        --           --          --           414           --
                                                                  ---------    ---------   ---------   -----------    ---------

BALANCE AT SEPTEMBER 30, 2000                                     $  98,387    $ 208,207   $ 157,972   $ 2,161,330    $ 986,208
                                                                  =========    =========   =========   ===========    =========

                                                                         ACCUMULATED
                                                                           OTHER             TOTAL
                                                           TREASURY     COMPREHENSIVE    SHAREHOLDERS'
(IN THOUSANDS)                                               STOCK          INCOME           EQUITY
                                                           ---------    -------------    -------------
BALANCE AT DECEMBER 31, 1998                               $ (36,924)   $     (33,204)   $   1,801,833
   Comprehensive income:
     Net income                                                   --               --          103,378
     Currency translation adjustments                             --            9,932            9,932
     Unrealized gain on marketable securities,
       net of applicable income taxes of $293                     --              488              488

   Comprehensive income

   Dividends:
     Preferred                                                    --               --           (9,503)
     Common ($.21 per share)                                      --               --          (22,804)
   Preferred shares issued                                        --               --          210,490
   Common shares issued                                           --               --          483,888
   Treasury shares purchased, net                            (11,812)              --          (11,812)
                                                           ---------    -------------    -------------

BALANCE AT SEPTEMBER 30, 1999                              $ (48,736)   $     (22,784)   $   2,565,890
                                                           =========    =============    =============


BALANCE AT DECEMBER 31, 1999                               $ (52,256)   $      (8,446)   $   2,669,427
   Comprehensive income:
     Net income                                                   --               --          467,819
     Currency translation adjustments                             --          (35,344)         (35,344)
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefits of $174                                       --             (304)            (304)

   Comprehensive income

   Dividends:
     Preferred                                                    --               --          (14,750)
     Common ($.21 per share)                                      --               --          (25,252)
   Preferred stock repurchased                                    --               --           (2,613)
   Common shares issued                                           --               --          456,357
   Treasury shares purchased, net                            (17,309)              --          (16,895)
                                                           ---------    -------------    -------------

BALANCE AT SEPTEMBER 30, 2000                              $ (69,565)   $     (44,094)   $   3,498,445
                                                           =========    =============    =============


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


1.   ACQUISITIONS AND DIVESTITURES

     Acquisitions - On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF (Repsol), for approximately $119.3 million, plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of approximately 199 billion cubic feet of natural gas equivalent (Bcfe) as of the acquisition date.

     On June 30, 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware, Inc. (Collins & Ware) for approximately $320.0 million. The acquisition included estimated proved reserves of approximately 502 Bcfe as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

     On August 17, 2000, Apache completed the acquisition of a Delaware limited liability company (LLC) owned by subsidiaries of Occidental Petroleum Corporation (Occidental) and the related natural gas production for approximately $332.0 million, subject to normal post closing adjustments, plus future payments of approximately $44.0 million over four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico. The acquisition included estimated proved reserves of approximately 318.7 Bcfe as of the acquisition date. A substantial portion of the base production through December 2002 is hedged. The hedges are structured to establish a minimum price floor while preserving some price upside potential.

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

     On November 30, 1999, Apache acquired from Shell Canada Limited (Shell Canada) producing properties and other assets for C$761 million (US$517.8 million). The producing properties consisted of 150,400 net acres and comprised 20 fields with an average working interest of 55 percent and proved reserves of approximately 87.2 MMboe as of the acquisition date. Apache also acquired 294,294 net acres of undeveloped leaseholdings, a 100 percent interest in a gas processing plant with potential throughput capacity of 160 million cubic feet per day (MMcf/d), and 52,700 square miles of 2-D seismic and 884 square miles of 3-D seismic.

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Shell Offshore and Shell Canada acquisitions occurred on January 1, 1999. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                                            FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 1999
                                                                  --------------------------------------------
                                                                   AS REPORTED                     PRO FORMA
                                                                  -------------                  -------------
                                                                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
          Revenues                                                $     750,661                  $     910,122
          Net income                                                    103,378                        125,615
          Preferred stock dividends                                       9,503                         14,792
          Income attributable to common stock                            93,875                        110,823

          Net income per common share:
            Basic                                                 $         .89                  $         .97
            Diluted                                                         .88                            .97

          Average common shares outstanding                             105,874                        113,878


     During the first nine months of 2000, the Company also completed tactical regional acquisitions for cash consideration totaling $45.9 million. These acquisitions added approximately 10.4 MMboe to the Company's proved reserves.

     Divestitures - During the nine months ended September 30, 2000, Apache sold proprietary rights to certain Canadian seismic data and 1.9 MMboe of proved reserves from largely marginal United States properties, collecting cash of $20.1 million.


2.   DEBT

     On July 14, 2000, Apache entered into a new $500 million, 364-day revolving credit agreement with a group of banks. The terms of this new facility are substantially the same as those of Apache's global credit facility. The new facility will be used, along with the U.S. portion of the global credit facility, to support Apache's commercial paper program, which was increased from $700 million to $1.2 billion in late July 2000.


3.   SUPPLEMENTAL CASH FLOW INFORMATION

     NON-CASH INVESTING AND FINANCING ACTIVITIES

     In January 2000, the Company acquired producing properties formerly owned by a subsidiary of Repsol for cash and the assumption of certain non-cash liabilities as discussed in Note 1. The accompanying financial statements include such assumed liabilities.

     In August 2000, the Company acquired an LLC owned by subsidiaries of Occidental for cash and future payments as discussed in Note 1. The accompanying financial statements include a liability of $36.8 million for such payments.

     CASH PAID FOR INTEREST AND TAXES

     The following table provides supplemental disclosure of cash flow information:

                                                            FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                             2000               1999
                                                           --------           --------
                                                                 (IN THOUSANDS)
          Cash paid during the period for:
            Interest (net of amounts capitalized)          $ 78,643           $ 51,488
            Income taxes (net of refunds)                    95,358             36,157


4.   CAPITAL STOCK

     On August 2, 2000, the Company completed a public offering of 9.2 million shares of Apache common stock, including 1.2 million shares for the underwriters' over-allotment option, for net proceeds of approximately $433.9 million. The proceeds were used to fund a portion of the acquisitions made during 2000 and repay indebtedness under Apache's commercial paper program.


5.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------
                                                          2000                                  1999
                                           ------------------------------------  ------------------------------------
                                             INCOME      SHARES     PER SHARE      INCOME       SHARES     PER SHARE
                                           ----------  -----------  -----------  -----------  -----------  ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
   Income attributable to common stock     $  201,270      120,197  $      1.67  $    67,831      114,088  $      .59
                                                                    ===========                            ==========

EFFECT OF DILUTIVE SECURITIES:
   Stock options                                   --        1,221                        --          735
   Series C Preferred Stock                     3,488        5,676                        --           --
                                           ----------  -----------               -----------  -----------

DILUTED:
   Income attributable to common
     stock including assumed conversions   $  204,758      127,094  $      1.61  $    67,831      114,823  $      .59
                                           ==========  ===========  ===========  ===========  ===========  ==========


                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------
                                                          2000                                  1999
                                           ------------------------------------  ------------------------------------
                                             INCOME      SHARES     PER SHARE      INCOME       SHARES    PER SHARE
                                           ----------  -----------  -----------  -----------  ----------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
   Income attributable to common stock     $  452,739      116,009  $      3.90  $    93,875     105,874  $       .89
                                                                    ===========                           ===========

EFFECT OF DILUTIVE SECURITIES:
   Stock options                                   --          943                        --          408
   Series C Preferred Stock                    10,820        5,676                        --           --
                                           ----------  -----------               -----------  -----------

DILUTED:
   Income attributable to common
     stock including assumed conversions   $  463,559      122,628  $      3.78  $    93,875      106,282  $      .88
                                           ==========  ===========  ===========  ===========  ===========  ==========

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


                                                                                                 OTHER
                                       UNITED STATES     CANADA       EGYPT      AUSTRALIA    INTERNATIONAL       TOTAL
                                       -------------   ----------   ----------   ----------   -------------    -----------
                                                                        (IN THOUSANDS)
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000

Oil and Gas Production Revenues....... $     893,563   $  217,611   $  277,646   $  169,046   $          --    $ 1,557,866
                                       =============   ==========   ==========   ==========   =============    ===========

Operating Income (Loss) (1)........... $     490,044   $  128,846   $  195,042   $   99,011   $         (36)   $   912,907
                                       =============   ==========   ==========   ==========   =============

Other Income (Expense):
   Equity in income of affiliates.....                                                                               1,084
   Other revenues.....................                                                                                 892
   Administrative, selling and other..                                                                             (49,331)
   Financing costs, net...............                                                                             (82,670)
                                                                                                               -----------
Income Before Income Taxes............                                                                         $   782,882
                                                                                                               ===========

Total Assets.......................... $   3,855,105   $  923,975   $  956,424   $  844,735   $     170,697    $ 6,750,936
                                       =============   ==========   ==========   ==========   =============    ===========

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999

Oil and Gas Production Revenues....... $     467,892   $   54,791   $  143,618   $   77,149   $       1,937    $   745,387
                                       =============   ==========   ==========   ==========   =============    ===========

Operating Income (1).................. $     151,775   $   18,472   $   73,103   $   30,279   $         432    $   274,061
                                       =============   ==========   ==========   ==========   =============

Other Income (Expense):
   Other revenues.....................                                                                               5,274
   Administrative, selling and other..                                                                             (37,685)
   Financing costs, net...............                                                                             (59,843)
                                                                                                               -----------
Income Before Income Taxes............                                                                         $   181,807
                                                                                                               ===========

Total Assets.......................... $   2,785,853   $  332,301   $  897,328   $  766,164   $     145,890    $ 4,927,536
                                       =============   ==========   ==========   ==========   =============    ===========

(1) Operating income consists of oil and gas production revenues less depreciation, depletion and amortization (DD&A) expense and operating costs.


7.   SUBSEQUENT EVENTS

     On October 9, 2000, Apache and Shell Overseas Holdings (Shell) signed a definitive agreement to acquire Fletcher Challenge Energy (Fletcher). Apache is acquiring subsidiaries of Fletcher with properties in Canada's Western Sedimentary Basin and Argentina with proved reserves of 713 Bcfe for $600 million, subject to adjustments. A portion of the acquired gas production has been hedged by Fletcher. In a separate transaction, Shell will purchase 1.64 million restricted shares of Apache common stock for $100 million. The transaction is expected to close in the first quarter of 2001, with an effective date of July 1, 2000, and is subject to various regulatory approvals.

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses to offset related results on the hedged item. SFAS No. 133, as amended, is required to be adopted on January 1, 2001. The Company has estimated the cumulative, non-cash effect of SFAS No. 133, as amended, on its statement of consolidated operations and, if adopted on September 30, 2000, it would have reduced net income attributable to common stock by approximately $12-18 million. The estimated reduction in net income is primarily driven by the time value associated with the option contracts (collars) put in place by the Company to manage its exposure to price volatility. Should the Company hold these instruments to maturity, as intended, this reduction in net income would be reversed and added to future net income as this is merely an accounting adjustment required under SFAS 133 and not a true economic loss. The Company does not estimate a significant impact on its consolidated balance sheet at prevailing market prices on September 30, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On a foundation of record production combined with high oil and natural gas prices, Apache reported record earnings for the fifth consecutive quarterly period. Further, the results for the first nine months of 2000 shattered all previous records for revenues, earnings and net cash provided by operating activities. Following are highlights for the first nine months of 2000:

o For the first time in Apache's 45 year history, oil and gas production revenues surpassed the $1.5 billion threshold, more than doubling to $1.6 billion, from $745.4 million reported in the comparable year-earlier period.

o Record income attributable to common stock of $452.7 million ($3.90 per share) outpaced the $93.9 million ($.89 per share) earned in the comparable period of 1999 and was 143 percent higher than record full year earnings for 1999 of $186.4 million ($1.73 per share).

o Both substantially improved product prices and higher oil and gas production contributed to the record results. Oil and gas production were up 34 percent and 26 percent, respectively, reflecting the Company's strategic acquisition and exploitation strategy initially undertaken in 1999 and continuing throughout 2000, including the acquisition of properties from Shell Offshore, Shell Canada, British-Borneo Oil and Gas Plc (British-Borneo), Repsol, Collins & Ware and Occidental. These acquired properties contributed 14 percent of year-to-date production on an energy equivalent basis. The full impact of these acquisitions will not be realized until the fourth quarter of 2000.

o Net cash provided by operating activities increased $571.7 million, or 147 percent, to $961.1 million from $389.4 million for the comparable period of 1999.

     Commodity Prices - Apache's average realized oil price increased $10.36 to $26.86 per barrel in the first nine months of 2000 from $16.50 per barrel in the comparable 1999 period, increasing revenues by $240.7 million. The average realized price for natural gas increased $1.07 per thousand cubic feet (Mcf) to $3.13 per Mcf in the first nine months of 2000 from $2.06 per Mcf in 1999, positively impacting revenues by $185.1 million.

     Production - Oil production increased 34 percent during the first nine months of 2000 when compared to the same period last year, which positively impacted revenues by $217.2 million. The increase was primarily due to the acquisition of producing properties from Shell Offshore in the U.S. and Shell Canada during 1999 and increased production from the Stag field in Australia. Gas production increased 26 percent during the first nine months of 2000 compared to the same period last year, positively impacting revenues by $143.5 million. The increase was primarily due to 1999 producing property acquisitions from Shell Offshore in the U.S., Shell Canada, and British-Borneo in Australia, and completion of the northern portion of the Western Desert Gas Pipeline on the Khalda Concession in Egypt with first sales commencing in August 1999. The Repsol, Collins & Ware and Occidental property acquisitions completed during 2000 also contributed to the increased production.


RESULTS OF OPERATIONS

     Apache reported 2000 third quarter income attributable to common stock of $201.3 million compared to $67.8 million in the prior year. Basic net income per common share of $1.67 for the third quarter of 2000 was nearly three times the $.59 per share reported in 1999. A significant increase in oil and gas production revenues was partially offset by higher DD&A expense, operating costs, net financing costs and administrative, selling and other (G&A) costs.

     For the first nine months of 2000, income attributable to common stock of $452.7 million, or $3.90 per share, compared to $93.9 million, or $.89 per share, in the comparable year-earlier period. The increase resulted primarily from increased oil and gas production revenues partially offset by higher DD&A expense, operating costs, net financing costs, G&A costs and preferred stock dividends.

     For the third quarter of 2000, revenues increased 83 percent to $624.6 million compared to $340.8 million in 1999, driven by an 84 percent increase in oil and gas production revenues. The increase in oil and gas production revenues was the result of a 42 percent increase in the average realized oil price, a 19 percent increase in oil production, a 55 percent increase in the average realized price for natural gas and a 27 percent increase in natural gas production. Crude oil, including natural gas liquids, contributed 52 percent and natural gas contributed 48 percent of oil and gas production revenues during the third quarter of 2000.

     For the first nine months of 2000, total revenues increased 108 percent to $1.6 billion compared to $750.7 million for the same period in 1999. Revenues from oil and gas production increased 109 percent over the same period in 1999, with crude oil, including natural gas liquids, contributing 56 percent and natural gas contributing 44 percent of oil and gas production revenues. The increase in oil and gas production revenues was the result of a 63 percent increase in the average realized oil price, a 34 percent increase in oil production, a 52 percent increase in the average realized gas price and a 26 percent increase in gas production.

     Volume and price information for the Company's oil and gas production is summarized in the following table:


                                                  FOR THE QUARTER ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------  ---------------------------------------
                                                                             INCREASE                                 INCREASE
                                                     2000          1999     (DECREASE)      2000          1999       (DECREASE)
                                                 -----------   -----------  ----------  ------------  ------------   ----------
Natural Gas Volume - Mcf per day:
    United States                                    571,728       495,226      15%          511,152       447,010       14%
    Canada                                           134,363        92,885      45%          130,651       100,115       31%
    Australia                                        121,833        85,603      42%          106,573        71,786       48%
    Egypt                                             49,801        16,615     200%           47,281         8,155      480%
    Ivory Coast                                           --         3,470      --                --         3,674       --
                                                 -----------   -----------              ------------   -----------
      Total                                          877,725       693,799      27%          795,657       630,740       26%
                                                 ===========   ===========              ============   ===========

Average Natural Gas price - Per Mcf:
    United States                                $      4.22   $      2.58      64%     $       3.46   $      2.22       56%
    Canada                                              3.28          1.89      74%             2.77          1.64       69%
    Australia                                           1.32          1.52     (13%)            1.38          1.51       (9%)
    Egypt                                               4.66          3.45      35%             4.56          3.10       47%
    Ivory Coast                                           --          1.71      --                --          1.72       --
      Total                                             3.70          2.38      55%             3.13          2.06       52%

Oil Volume - Barrels per day:
    United States                                     57,820        51,994      11%           55,276        42,611       30%
    Canada                                            16,108         2,082     674%           14,599         2,110      592%
    Australia                                         16,854         9,936      70%           15,668         9,905       58%
    Egypt                                             25,091        33,163     (24%)          28,758        30,415       (5%)
    Ivory Coast                                           --            51      --                --            49       --
                                                 -----------   -----------              ------------   -----------

      Total                                          115,873        97,226      19%          114,301        85,090       34%
                                                 ===========   ===========              ============   ===========

Average Oil price - Per barrel:
    United States                                $     29.15   $     19.83      47%     $      26.83   $     16.34       64%
    Canada                                             22.91         19.31      19%            21.88         14.98       46%
    Australia                                          33.32         23.33      43%            29.98         17.57       71%
    Egypt                                              30.17         20.90      44%            27.74         16.47       68%
    Ivory Coast                                           --         18.11      --                --         15.68       --
      Total                                            29.11         20.54      42%            26.86         16.50       63%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
  United States                                        7,014         3,583      96%            5,567         2,887       93%
    Canada                                             1,321           583     127%            1,292           605      114%
                                                 -----------   -----------              ------------   -----------

      Total                                            8,335         4,166     100%            6,859         3,492       96%
                                                 ===========   ===========              ============   ===========

Average NGL Price - Per barrel:
    United States                                $     19.18   $      9.08     111%     $      18.42   $      8.52      116%
    Canada                                             19.88         12.80      55%            16.92          8.59       97%
      Total                                            19.29          9.60     101%            18.14          8.53      113%

THIRD QUARTER 2000 REVENUES COMPARED TO THIRD QUARTER 1999

     Natural gas sales for the third quarter of 2000 totaled $298.4 million, 97 percent higher than the third quarter of 1999. Average realized natural gas prices increased 55 percent, positively impacting revenues by $84.3 million. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. These activities decreased the Company's realized gas price by $.12 per Mcf during the third quarter of 2000 and by $.02 per Mcf for the same period in 1999.

     Natural gas production increased 183.9 MMcf/d, or 27 percent, on a worldwide basis, favorably impacting revenues by $62.5 million. All major producing areas contributed to the increase in production. Sixty-four percent of the increase (118.0 MMcf/d) came from North America, boosted by the impact of the North American producing property acquisitions (Shell Canada, Repsol, Collins & Ware and Occidental). Internationally, Egypt's production increased 200 percent to 49.8 MMcf/d from 16.6 MMcf/d due to completion of the northern portion of the Western Desert Gas Pipeline on the Khalda Concession, with first sales commencing in August 1999. Australia's gas production increased 42 percent due to new contracts and spot sales.

     The Company's crude oil sales for the third quarter of 2000 totaled $310.3 million, a 69 percent increase from the third quarter of 1999, due to both increased average realized prices and production volumes. Average realized oil prices increased $8.57 per barrel, positively impacting revenues by $76.7 million. Realized losses from hedging positions negatively impacted the Company's realized oil price by $1.91 per barrel during the third quarter of 2000 and $.11 per barrel in the third quarter of 1999.

     Third quarter 2000 oil production increased 19 percent compared to the prior year, favorably impacting revenues by $49.9 million. Increases were primarily driven by property acquisitions from Shell Canada during 1999, with a small contribution from the Repsol, Collins & Ware and Occidental property acquisitions completed during 2000. Also contributing was increased production from the Stag field in Australia. These production increases were partially offset by a decline in Egypt production primarily due to price effect on cost recovery barrels.

     Revenue from the sale of natural gas liquids totaled $14.8 million for the third quarter of 2000, compared to $3.7 million for the third quarter of 1999 in response to a 101 percent improvement in realized prices and a 100 percent increase in natural gas liquids production.

YEAR-TO-DATE 2000 REVENUES COMPARED TO YEAR-TO-DATE 1999

     Natural gas sales for the first nine months of 2000 of $682.7 million increased $328.6 million, or 93 percent, from those recorded in the same period of 1999. Average realized natural gas prices increased 52 percent, positively affecting revenues by $185.1 million. U.S. natural gas production, which comprised 64 percent of the Company's worldwide gas production, sold at an average price of $3.46 per Mcf, 56 percent higher than in 1999, positively impacting natural gas revenues by $150.8 million. Natural gas production increased 164.9 MMcf/d, or 26 percent, on a worldwide basis, favorably impacting revenues by $143.5 million. The gas production increase was primarily a result of property acquisitions from Shell Offshore in the U.S., Shell Canada, and British-Borneo in Australia in 1999, new contracts and spot sales in Australia and completion of the Western Desert Gas Pipeline on the Khalda Concession in Egypt with first sales commencing in August 1999. The Repsol, Collins & Ware and Occidental property acquisitions completed during 2000 also contributed to the increased production. The Company periodically engages in hedging activities, including fixed price physical and financial contracts. The net result of these activities decreased the Company's realized gas price by $0.06 per Mcf during the first nine months of 2000 and increased the Company's realized gas price by $.02 per Mcf during the same period of 1999.

     For the first nine months of 2000, oil revenues of $841.1 million increased $457.9 million, or 119 percent, from the same period in 1999 due to higher oil prices and improved production. On a worldwide basis, average oil prices increased $10.36 per barrel, or 63 percent, to $26.86 per barrel positively impacting oil revenues by $240.7 million. Oil production increased 29,211 barrels per day (Bopd), or 34 percent, for the first nine months of 2000 primarily due to 1999 property acquisitions from Shell Offshore in the U.S. and Shell Canada along with increased production from the Stag field in Australia. The Repsol, Collins & Ware and Occidental property acquisitions completed during 2000 also contributed to the increase in production. Realized losses from hedging positions negatively impacted the Company's realized oil price by $1.82 per barrel during the first nine months of 2000 and $.04 per barrel for the first nine months of 1999.

     Natural gas liquids revenues for the first nine months of 2000 of $34.1 million increased $26.0 million, or 321 percent, from the same period in 1999. Natural gas liquids prices increased by $9.61 per barrel, or 113 percent and natural gas liquids production increased 3,367 Bopd, or 96 percent.

OPERATING EXPENSES

     The Company's DD&A expense for the third quarter and first nine months of 2000 totaled $153.9 million and $422.4 million, respectively, compared to $119.2 million and $313.0 million for the comparable periods in 1999. On an equivalent barrel basis, full cost DD&A expense increased $.20 per barrel of oil equivalent
(boe), from $5.62 per boe in the third quarter of 1999 to $5.82 per boe in 2000. For the nine months ended September 30, 2000, the full cost DD&A rate totaled $5.70 per boe compared to $5.56 per boe in 1999. The increase is primarily due to an increased percentage of oil production, with a higher cost basis, in the Company's oil and gas product mix in both Canada and the United States. The change in product mix resulted primarily from the Shell Canada and Occidental property acquisitions. Canadian DD&A expense increased from $4.40 per boe in the first nine months of 1999 to $5.55 per boe in 2000.

     Operating costs, including lease operating expense (LOE) and severance taxes, increased 36 percent from $60.5 million in the third quarter of 1999 to $82.5 million for the same period in 2000 primarily due to acquisition activity during 1999 and 2000. For the first nine months of 2000, operating costs, including LOE and severance taxes, totaled $222.6 million, an increase of $64.3 million, or 41 percent, compared to the same period in 1999. Excluding severance taxes, LOE for the third quarter and first nine months of 2000 totaled $66.5 million and $186.5 million, respectively, compared to $51.0 million and $136.3 million for the comparable periods in 1999.

     On an equivalent barrel basis, LOE increased from $2.55 per boe in the third quarter of 1999 to $2.67 per boe in the third quarter of 2000. For the first nine months of 2000, LOE averaged $2.68 per boe, a four percent increase from $2.58 per boe for the same period in 1999. LOE per boe in Canada increased due to the Shell Canada property acquisition, which increased oil as a percentage of total production, and LOE per boe in Australia increased primarily due to higher production, workover activity and maintenance costs. LOE per boe in Egypt decreased due to the Western Desert Gas Pipeline coming on line and increased volumes at Khalda due to development programs. Severance and other taxes increased $14.1 million to $36.1 million for the first nine months of 2000 due to higher oil and gas production revenues.

     G&A expense in the third quarter and first nine months of 2000 increased $2.9 million or 19 percent, and $11.6 million or 31 percent, respectively, from a year ago. The Company's overall infrastructure was enlarged in conjunction with 1999 and 2000 North American producing property acquisitions. On an equivalent barrel basis, G&A expenses remained steady at $.71 per boe, for the first nine months of both 1999 and 2000.

     Net financing costs for the third quarter and first nine months of 2000 increased $7.4 million, or 36 percent, and $22.8 million, or 38 percent, respectively, compared to a year ago. This increase is primarily due to higher gross interest expense, the result of a higher average outstanding debt balance related to acquisition activity during 2000, partially offset by higher capitalized interest.


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

     Capital Expenditures - A summary of oil and gas capital expenditures during the first nine months of 2000 and 1999 is presented below:

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            -----------------------------
                                                               2000               1999
                                                            ----------         ----------
                                                                    (IN THOUSANDS)
          Exploration and development:
              United States                                 $  347,783         $  127,360
              Canada                                            93,781             24,141
              Egypt                                             66,518             42,458
              Australia                                         42,902             41,101
              Other international                               14,289             17,440
                                                            ----------         ----------

                                                               565,273            252,500
          Capitalized Interest                                  44,852             39,663
                                                            ----------         ----------

                 Total                                      $  610,125         $  292,163
                                                            ==========         ==========

          Acquisition of oil and gas properties             $  883,794         $  893,761
                                                            ==========         ==========


     In North America, Apache completed 225 producing wells out of 289 wells drilled during the first nine months of 2000, while internationally the Company discovered 24 new producers out of 49 wells drilled. Worldwide, the Company was drilling or completing an additional 161 wells as of September 30, 2000. In addition, Apache completed 836 production enhancement projects, including 452 recompletions, during the first nine months of 2000.

     On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol, for approximately $119.3 million, plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of approximately 199 Bcfe as of the acquisition date.

     On June 30, 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware for approximately $320.0 million, subject to normal post closing adjustments. The acquisition included estimated proved reserves of approximately 502 Bcfe as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

     On August 17, 2000, Apache completed the acquisition of an LLC owned by subsidiaries of Occidental and the related natural gas production for approximately $332.0 million, subject to normal post closing adjustments, plus future payments of approximately $44.0 million over four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico. The acquisition included estimated proved reserves of approximately 318.7 Bcfe as of the acquisition date. A substantial portion of the base production through December 2002 is hedged. The hedges are structured to establish a minimum price floor while preserving some price upside potential.

     On October 9, 2000, Apache and Shell signed a definitive agreement to acquire Fletcher. Apache is acquiring subsidiaries of Fletcher with properties in Canada's Western Sedimentary Basin and Argentina with proved reserves of 713 Bcfe for $600 million, subject to adjustments. A portion of the acquired gas production has been hedged by Fletcher. In a separate transaction, Shell will purchase 1.64 million restricted shares of Apache common stock for $100 million. The transaction is expected to close in the first quarter of 2001, with an effective date of July 1, 2000, and is subject to various regulatory approvals.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first nine months of 2000 totaled $961.1 million, an increase of 147 percent from $389.4 million in the first nine months of 1999. This increase was primarily due to higher realized oil and gas prices as compared to last year and higher oil and gas production as a result of 1999 and 2000 property acquisitions.

     Credit Facility - On July 14, 2000, Apache entered into a new $500 million, 364-day revolving credit agreement with a group of banks. The terms of this new facility are substantially the same as those of Apache's global credit facility. The new facility will be used, along with the U.S. portion of the global credit facility, to support Apache's commercial paper program, which was increased from $700 million to $1.2 billion in late July 2000.

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

     In the first nine months of 2000, the Company repurchased 478,100 shares of common stock to be held in treasury at an average price of $37.08 per share.

     On August 2, 2000, the Company completed the public offering of 9.2 million shares of Apache common stock, including 1.2 million shares for the underwriters' over-allotment option, for net proceeds of approximately $433.9 million. The proceeds were used to fund a portion of the acquisitions made during 2000 and repay indebtedness under Apache's commercial paper program.

     Liquidity - The Company had $27.3 million in cash and cash equivalents on hand at September 30, 2000, up from $13.2 million at December 31, 1999. Apache's ratio of current assets to current liabilities at September 30, 2000 was 1.18:1 compared to 1.02:1 at December 31, 1999.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of September 30, 2000, Apache's available borrowing capacity under its global credit facility and 364-day revolving credit facility was $1.1 billion.


FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

o    exploiting our existing asset base;

o    acquiring properties to which we can add value; and

o    investing in high-potential exploration prospects.

EXPLOITING EXISTING ASSET BASE

     Apache seeks to maximize the value of our existing asset base by maintaining low operating costs per unit and increasing the amount of recoverable reserves. In order to achieve these objectives, we rigorously pursue operations to cut costs, identify production enhancement initiatives such as workovers and recompletions, and divest marginal and non-strategic properties.

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


CHINA

     In June 2000, our subsidiary, Apache China Corporation LDC, filed a lawsuit against PetroChina Company Limited, China National Petroleum Corporation and China National Oil and Gas Exploration and Development Corporation in connection with certain of our Chinese investments and operations. The Company filed seeking damages and injunctive relief to prevent the Chinese parties from declaring that Apache and XCL-China had relinquished some of our Chinese exploratory acreage, and other claims. The lawsuit was filed in the U.S. Bankruptcy Court in Opelousas, Louisiana, in connection with bankruptcy proceedings of XCL-China, Ltd., the co-owner of our Chinese interests. On June 30, 2000, Apache and PetroChina Company Limited announced an agreement to resolve most of the issues associated with development of portions of the Zhao Dong Block. The agreement calls for PetroChina and the China National Petroleum Corporation to obtain various governmental approvals including approval of the overall development plan. On July 21, 2000, the bankruptcy court issued an order approving the agreement reached between Apache and PetroChina. On July 31, 2000, XCL Ltd., sole shareholder of XCL-China Ltd., appealed the Bankruptcy Court's order to the U.S. District Court. On August 10, 2000, XCL Ltd. filed a motion to withdraw its appeal, which has been dismissed. Apache has been advised that (i) the bankruptcy court order of approval is now final and (ii) Chinese governmental approval for effectiveness of the June 2000 agreement has been received. Approval of the overall development plan, and some other Chinese governmental approvals required to begin development work, have not yet been received. If all necessary approvals are obtained, the June 2000 agreement will resolve the issues raised in Apache's lawsuit and Apache, as operator, will proceed with construction of production facilities and development drilling on the shallow-water Zhao Dong Block.


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

           None


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.1 - Apache Corporation 1990 Stock Incentive Plan, as
                         amended and restated September 14, 2000.

                  10.2 - Apache Corporation 1995 Stock Option Plan, as amended and restated September 14, 2000.

                  10.3 - Apache Corporation 1996 Performance Stock Option Plan,
                         as amended and restated July 20, 2000.

                  10.4 - Apache Corporation 1998 Stock Option Plan, as amended and restated September 14, 2000.

                  12.1 - Statement of computation of ratios of earnings to fixed charges and combined fixed charges and preferred stock dividends.

                  27.1 - Financial Data Table

           (b)    Reports filed on Form 8-K

                  The following current reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000:

                  Item 5 - Other Events - dated July 5, 2000, filed July 21,
                  2000

                  On July 5, 2000, Apache announced completion of the previously-announced acquisition of oil and gas properties from Collins & Ware, Inc.; and on July 20, 2000, Apache announced (i) the signing of an agreement with Occidental Petroleum to acquire interests in an Occidental subsidiary and such subsidiary's natural gas production, (ii) the expected commencement of an underwritten offering of seven million shares of Apache common stock, and (iii) that second-quarter 2000 earnings would exceed analysts' expectations.

                  Item 5 - Other Events - dated July 27, 2000, filed July 27,
                  2000

                  On July 27, 2000, Apache announced earnings for the second quarter 2000.

                  Item 5 - Other Events - dated July 27, 2000, filed August 1, 2000

                  Offering to the public of 9.2 million shares of Apache common stock, par value $1.25 per share, registered pursuant to a registration statement on Form S-3 (Registration No. 333-32580).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                APACHE CORPORATION



Dated: November 13, 2000        /s/ Roger B. Plank
                                --------------------------------------------
                                Roger B. Plank
                                Executive Vice President and Chief Financial
                                Officer



Dated: November 13, 2000        /s/ Thomas L. Mitchell
                                --------------------------------------------
                                Thomas L. Mitchell
                                Vice President and Controller
                                (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
*10.1             Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 14, 2000.

*10.2 Apache Corporation 1995 Stock Option Plan, as amended and restated September 14, 2000.

*10.3 Apache Corporation 1996 Performance Stock Option Plan, as amended and restated July 20, 2000.

*10.4 Apache Corporation 1998 Stock Option Plan, as amended and restated September 14, 2000.

*12.1      -      Statement of computation of ratios of earnings to fixed
                  charges and combined fixed charges and preferred stock
                  dividends.

*27.1      -      Financial Data Table.

----------
*    filed herewith