Form 10-K
period 2000-12-31
APACHE CORP
filed 2001-03-23
CIK 6769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,

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

Aggregate market value of the voting stock held by
  non-affiliates of registrant as of February 28, 2001......  $7,262,751,772
Number of shares of registrant's common stock outstanding as
  of February 28, 2001......................................     123,726,606

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to registrant's 2001 annual meeting of stockholders have been incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                   PAGE
----                                                                   ----
                                  PART I

 1.      BUSINESS....................................................    1
 2.      PROPERTIES..................................................   11
 3.      LEGAL PROCEEDINGS...........................................   15
 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15

                                  PART II

 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.........................................   15
 6.      SELECTED FINANCIAL DATA.....................................   17
 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................   18
7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................   27
 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   29
 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE....................................   29

                                 PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   29
11.      EXECUTIVE COMPENSATION......................................   29
12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..................................................   29
13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   29

                                  PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K....................................................   30

     All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls); thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (b/d) and thousands or millions of cubic feet of gas per day (Mcf/d and MMcf/d, respectively) or millions of British thermal units per day (MMBtu/d). Gas sales volumes may be expressed in terms of one million British thermal units (MMBtu), which is approximately, equal to one Mcf. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, Apache's exploration and production interests are focused on the Gulf of Mexico, the Anadarko Basin, the Permian Basin, the Gulf Coast and the Western Sedimentary Basin of Canada. Outside of North America, Apache has exploration and production interests offshore Western Australia and in Egypt, and exploration interests in Poland and offshore The People's Republic of China (China). Apache common stock, par value $1.25 per share, has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

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

2000 RESULTS

     Apache had its best year ever in 2000 with record income attributable to common stock of $693.1 million, or $5.87 per share, on total revenues of $2.3 billion. Net cash provided by operating activities during 2000 was $1.5 billion, a 140 percent increase from 1999. Both historically high commodity prices and record production contributed to the outstanding results.

     Apache reported its 23rd consecutive year of production growth (up 27 percent) and 13th consecutive year of oil and gas reserves growth (up 35 percent) in 2000. Apache's average daily production was 121.8 Mbbls of oil and natural gas liquids and 831 MMcf of natural gas for the year. Giving effect to 2000 production, acquisitions, dispositions, revisions and drilling activity, the Company's estimated proved reserves increased by 279.2 MMboe in 2000 over the prior year to 1,086.4 MMboe, of which approximately 52 percent was natural gas. Based on 807.2 MMboe of proved reserves reported at year-end 1999, Apache's reserve additions (including revisions) during the year reflect replacement of 396 percent of the Company's 2000 production. Apache's drilling and production-enhancement program yielded 455 new producing wells out of 590 attempts and involved 950 major North American workover and recompletion projects during the year.

     At December 31, 2000, Apache held interests in approximately 6,371 net oil and gas wells and 3,101,812 net developed acres of oil and gas properties worldwide. In addition, the Company had 1,007,685 net undeveloped acres under North American leases and 17,203,835 net undeveloped acres under international exploration and production rights.

APACHE'S GROWTH STRATEGY

     Apache's growth strategy is to increase oil and gas reserves, production, cash flow and earnings through a combination of exploratory drilling, development of its inventory of existing projects, and property acquisitions meeting defined financial parameters. Apache prefers to operate its properties so that it can best influence their development, as a result, we operate properties accounting for over 80 percent of our production.

     For our existing assets, Apache seeks to maximize value by increasing production and reserves while reducing operating costs. Achieving these objectives requires rigorous pursuit of production enhancement opportunities and moderate risk drilling, while divesting marginal and non-strategic properties and pursuing other activities to reduce costs. In acquiring new assets, Apache tries to obtain appropriate prices by generally avoiding auctions where the Company would have to compete against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction.

     Apache's international exploration activities are an emerging component of our long-term growth strategy. Apache seeks to concentrate our exploratory investments in a select number of international areas and to become the dominant operator in those regions. Apache believes that these investments, although higher-risk, offer potential for significant reserve additions, and complement our North American operations, which are more development oriented.

2000 ACQUISITIONS AND DISPOSITIONS

     On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF (Repsol), for approximately $118.7 million, plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of approximately 28.7 MMboe as of the acquisition date.

     On June 30, 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware, Inc. (Collins & Ware) for approximately $320.7 million. The acquisition included estimated proved reserves of approximately 83.7 MMboe as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

     On August 17, 2000, Apache completed the acquisition of a Delaware limited liability company owned by subsidiaries of Occidental Petroleum Corporation (Occidental) and the related natural gas production for approximately $321.2 million, plus future payments of approximately $44.0 million over four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico. The acquisition included estimated proved reserves of approximately 53.1 MMboe as of the acquisition date.

     On December 29, 2000, Apache completed the acquisition of Canadian properties from Canadian affiliates of Phillips Petroleum Company (Phillips) for approximately $490.3 million. The acquisition included estimated proved reserves of approximately 70.0 MMboe as of the acquisition date. The properties comprise approximately 212,000 net developed acres and 275,000 net undeveloped acres, 786 square miles of 3-D seismic and 4,155 miles of 2-D seismic located in the Zama area of Northwest Alberta. The assets also include three sour gas plants with total throughput capacity of 150 MMcf per day, 13 compressor stations and 150 miles of owned and operated gas gathering lines.

     In 2000, the Company also completed tactical regional acquisitions for cash consideration totaling $104.0 million. These acquisitions added approximately
18.3 MMboe to the Company's proved reserves.

     During 2000, Apache sold proprietary rights to certain Canadian seismic data and non-strategic oil and gas properties, collecting cash of $26.3 million.

EXPLORATION AND PRODUCTION

     The Company's North American exploration and production activities are diversified among four operating regions: Offshore, Midcontinent, Southern and Canada. Approximately 80 percent of the Company's proved reserves are located in these North American regions. Egypt and Australia are the Company's most important international regions. The Company's Egyptian operations are headquartered in Cairo, and Apache conducts its Australian exploration and production operations from Perth. Information concerning the amount of revenue, operating income (loss) and total assets attributable to U.S., Canadian and international operations is set forth in Note 12 to the Company's consolidated financial statements under Item 8 below.

     Offshore. The Offshore region comprises the Company's interests in the Gulf of Mexico, offshore Louisiana and Texas. In 2000, the Offshore region was Apache's leading region for production and production revenues contributing approximately $771 million in revenues from production of 28.5 MMboe for the year. The Company performed 188 workover and recompletion operations during 2000 in the offshore region and participated in drilling 35 wells, 22 of which were completed as producers. As of December 31, 2000, the region encompassed 600,546 net acres, and accounted for 190.2 MMboe, or 18 percent, of the Company's year-end 2000 total estimated proved reserves.

     Midcontinent. Apache's Midcontinent region operates in Oklahoma, eastern and northern Texas, Arkansas and northern Louisiana. The region has focused operations on its sizable position in the Anadarko Basin of western Oklahoma. Apache has drilled and operated in the Anadarko Basin for over four decades, developing an extensive database of geologic information and a substantial acreage position. In 2000, the Midcontinent region produced approximately 12.1 MMboe, generating $292 million in revenue for the Company.

     At December 31, 2000, Apache held an interest in 697,892 net acres in the region, which accounted for approximately 125.8 MMboe, or 12 percent, of Apache's total estimated proved reserves. Apache participated in drilling 210 wells in the Midcontinent region during the year, 164 of which were completed as producing wells. The Company performed 68 workover and recompletion operations in the region during 2000.

     Southern. The Southern region includes assets in the Permian Basin of western Texas and New Mexico, the San Juan Basin of New Mexico, central Texas, and the Texas and Louisiana coasts. In 2000, the Southern region produced approximately 15.5 MMboe and generated $409 million in production revenue. At December 31, 2000, the Company held 758,746 net acres in the region, which accounted for 320.1 MMboe, or 29 percent, of the Company's total estimated proved reserves. Apache participated in drilling 149 wells in the Southern region, 139 of which were productive wells. Apache performed 490 workovers and recompletions in the Southern region during the year.

     Canada. Exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta and British Columbia. The region produced approximately 13.8 MMboe and generated $332 million in production revenue in 2000. Apache participated in drilling 114 wells in this region during the year, 87 of which were completed as producers. The Company performed 204 workovers and recompletions on operated wells during 2000. At December 31, 2000, the region encompassed approximately 1,113,031 net acres, and accounted for
228.7 MMboe, or 21 percent, of the Company's year-end 2000 total estimated proved reserves.

     In February 2001, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging Predator Corporation (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery in northeast British Columbia. The lawsuit charges that a wireline service company working for Apache and Murphy compromised itself by passing on to Predator highly confidential information on a large natural gas discovery Apache and Murphy made last year in the Ladyfern area of British Columbia, and that Predator personnel and their agents trespassed on the discovery well site to obtain additional confidential well data. Predator has filed a counterclaim seeking more than CN$6 billion. Apache believes that the counterclaim is without merit and that the amount claimed by Predator is frivolous.

     Egypt. At year end, Apache held 11,222,914 net acres in Egypt with 68.2 MMboe of estimated proved reserves or six percent of Apache's total estimated proved reserves. In 2000, Apache had 13.0 MMboe of production in Egypt, which generated $361 million in production revenues. Apache owns a 75 percent interest in the Qarun Block and a 40 percent interest in the Khalda Block, both located in the Western Desert of Egypt. Production of gas from Khalda is delivered for sale to the Egyptian General Petroleum Corporation (EGPC) at a point west of Alexandria, Egypt, via a 34-inch gas pipeline. Additional gas will be delivered via a southern line expected to be completed by mid-year 2001. The costs of building the pipeline were borne by Apache, the other Khalda participants and the owners of a neighboring block, and are recoverable from oil and gas production from the Khalda Block.

     In addition to the Qarun and Khalda Blocks, Apache holds interests in the East Beni Suef and Asyout Blocks to the south of the Qarun Block, and three other blocks in the Western Desert of Egypt, the North East Abu Gharadig Block, the East Bahariya Block, and the West Mediterranean Block No. 1 (partly onshore and partly offshore). Apache is also acquiring interests in the Matruh Development lease from Shell, which is not currently producing. In late 1999, Apache acquired from Amoco Egypt 100 percent of the working interest in the WD-19 area in the Western Desert. Apache drilled additional wells and has tied them into adjoining Qarun facilities.

     Both the Khalda and Qarun Concession Agreements provide that Apache and its partners in the concessions will pay all of the operating and capital costs for developing the concessions, while the production will be split between EGPC and the partners. Up to 40 percent of the oil and gas produced from each of the concessions is available to the Company and its partners to recover operating and capital costs for the applicable concession. To the extent eligible costs exceed 40 percent of the oil and gas produced and sold from a concession in any given quarter, such excess costs may be carried into future quarters without limit. The remaining 60 percent of all oil and gas produced from the concessions is divided between EGPC and Apache and its partners, with the percentage received by Apache and its partners being reduced as the gross daily average of oil and gas produced on a quarterly basis increases. Under the Khalda Agreement, capital costs are amortized over four years, while the Qarun agreement provides for five-year amortization.

     After year-end 2000, Apache agreed to acquire all of Repsol's interest in the Khalda Block (50 percent), the Ras Kanayes Block (32 percent), the Ras El Hekma Block (50 percent), the North East Abu Gharadig Block (24 percent) and the portion of the West Mediterranean Block onshore and offshore up to 100 meters water depth (33 percent). Included in the transaction is Repsol's 50 percent interest in the Umbarka Development lease, a mature producing area, and 100 percent interest in the South Umbarka Block which also produces oil and gas. Apache will become operator of all these areas except North East Abu Gharadig.

     The terms of the concessions are similar, except for Umbarka, which provides for payment of a tax and royalty totaling together 50 percent of Apache's net profits from that area, and does not involve the traditional "sharing" of production.

     Australia. Western Australia became an important region for Apache after the 1993 acquisition of Hadson Energy Resources Corporation. In 2000, natural gas production in the region increased by 42 percent from the prior year to approximately 108 MMcf/d. Apache acts as operator for most of its Western Australian properties through its wholly-owned subsidiary, Apache Energy Limited
(AEL). During 2000, Apache had 12.3 MMboe of production generating $223.5 million of production revenue. Estimated proven reserves in Australia increased by two percent to 153.5 MMboe, or 14 percent of the Company's year-end total estimated proven reserves. The increase reflects additions to oil and gas reserves in the Harriet Joint Venture. As of December 31, 2000, Apache held 259,240 net developed acres and 1,765,630 net undeveloped acres offshore Western Australia. Through AEL and its subsidiaries, Apache also operates the Varanus Island gas hub, with a throughput capacity of 240 MMcf/d, and two 60-mile (12-inch and 16-inch) pipelines from Varanus Island to connections with the Dampier to Bunbury and Goldfields Gas Transmission pipelines. See "Oil and Natural Gas Marketing."

     Other International Operations. Outside of Canada, Egypt and Australia, Apache currently has exploration interests in Poland and offshore China.

     Apache obtained its first acreage position in Poland in 1997, when the Company assumed operatorship and a 50 percent interest in over 5.5 million gross acres in Poland from FX Energy, Inc. (FX Energy). The Company has 4,891,228 net undeveloped acres in Poland as of December 31, 2000. A 1999 well, known as the Wilga-2 well, tested at a combined rate of 16.9 MMcf of gas and 570 barrels of condensate per day, and a well drilling at yearend, the Tuchola 108-2 well of the Pomeranian Concession, has also tested at 9.5 MMcf per day. The Wilga-2 well is located on Block 255 of the Vistula Concession in the Lublin basin. Apache's operations in Poland are headquartered in Warsaw.

     Apache is also the operator, with a 24.5 percent interest, of the Zhao Dong Block in Bohai Bay, offshore China. In 1994 and 1995, discovery wells tested at rates between 1,300 and 4,000 b/d of oil. In early 1997, one well tested at rates up to 11,571 b/d of oil and another tested at rates up to 15,359 b/d. An overall development plan for the C and D Fields in the Zhao Dong Block was approved by Chinese authorities in December 2000, and work is expected to commence in 2001.

     In June 2000, our subsidiary, Apache China Corporation LDC (Apache China), filed a lawsuit against PetroChina Company Limited (PetroChina), China National Petroleum Corporation and China National Oil and Gas Exploration and Development Corporation in connection with certain of our Chinese operations in the Zhao Dong Block of the Bohai Bay in China. The Company filed seeking damages and injunctive relief to prevent the Chinese parties from declaring that Apache and XCL-China had relinquished some of our Chinese exploratory acreage, and other claims. The lawsuit was filed in the U.S. Bankruptcy Court in Opelousas, Louisiana, in connection with bankruptcy proceedings of XCL-China, Ltd., a co-owner in the Zhao Dong Block. On June 30, 2000, Apache and PetroChina announced having reached agreement to resolve the outstanding issues associated with development of the Zhao Dong Block. The agreement called for PetroChina and the China National Petroleum Corporation to obtain various governmental approvals including approval of the overall development plan. By the middle of February 2001, all of the agreed actions had occurred, including all of the required governmental approvals, and Apache China's lawsuit was dismissed with prejudice. Apache and the other participants in the Zhao Dong Block are preparing to begin the construction of production facilities and development drilling in accordance with the approved overall development plan.

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

     Apache assumed its own U.S. crude oil marketing operations in 1992. Most of Apache's U.S. crude oil production is sold through lease-level marketing to refiners, traders and transporters, generally less than 30 day contracts that renew automatically until canceled. Oil produced from Canadian properties is sold to crude oil purchasers or refiners at market prices, which depend on worldwide crude prices adjusted for transportation and crude quality. Natural gas produced from Canadian properties is sold to major aggregators of natural gas, gas marketers and direct users under long-term and short-term contracts. The oil and gas contracts provide for sales at specified prices, or at prices that are subject to change due to market conditions.

     The Company diversifies the markets for its Canadian gas production not presently committed to Cinergy by selling directly or indirectly to customers through aggregators and brokers in the United States and Canada. Apache transports natural gas via the Company's firm transportation contracts to California (12 MMcf/d) and to the Province of Ontario, Canada (four MMcf/d) through end-users' firm transportation contracts. Pursuant to an agreement entered into in 1994, the Company is also selling five MMcf/d of natural gas to the Hermiston Cogeneration Project, located in the Pacific Northwest of the United States. In 1996, the Company entered into an agreement with Westcoast Gas Services, Inc. for the sale of 5,000 MMBtu/d for delivery in the United States for a 10-year term.

     In Australia, the Company entered into two gas sales contracts during 2000, bringing its total to 20 contracts. Spot sales continued to two buyers and short-term additional quantities were agreed with another buyer. In total, AEL committed a further 21.4 Bcf for delivery over the next six to eight years. Apache's total Australian delivery rates are expected to average 116 MMcf/d in 2001, excluding spot sales.

     In Egypt, oil from the Qarun Block is delivered by pipeline to tanks at the Dashour pumping station northeast of the Qarun Block or by truck to the Tebbin refinery south of Alexandria, Egypt. At the discretion of the operator of the pipelines, oil from the Qarun Block is put into the two 42-inch diameter SUMED pipelines, which transport significant quantities of Egyptian and other crude oil from the Gulf of Suez to Sidi Kherir, west of Alexandria, Egypt, on the Mediterranean Coast. All Qarun and Khalda crude oil is currently sold to EGPC. In 1996, the Company and its partners in the Khalda Block entered into a take or pay contract with EGPC, which obligates EGPC to pay for 75 percent of 200 MMcf/d of future production of gas from the Khalda Block. Sales of gas under the contract began in 1999 upon completion of a gas pipeline from the Khalda Block. In late 1997, the same sellers entered into a supplement to the contract with EGPC to sell an additional 50 MMcf/d through a southern gas line being constructed by the Company and its partners in the Khalda Block to a point near the Qarun Block to tie into an existing gas pipeline. This southern line is expected to complete tie-in by mid-year 2001. The Repsol transaction referred to above will transfer operatorship of the Khalda gas processing plants and the Southern gas line to Apache.

OIL AND NATURAL GAS PRICES

     Natural gas prices during 2000 experienced a strong upward trend with Apache's realized prices ranging from $2.37 per Mcf in January to $5.60 per Mcf in December. Fluctuations are largely due to market perceptions about natural gas supply and demand. Apache's average realized gas price of $3.59 per Mcf for 2000 was up 66 percent from the prior-year average of $2.16 per Mcf, and its 1999 average realized natural gas price was 12 percent higher than the 1998 average price of $1.93 per Mcf.

     As a result of minimum price contracts which escalate at an average of 80 percent of the Australian consumer price index, AEL's natural gas production in Western Australia is not subject to price volatility as is Apache's U.S. and Canadian gas production; however, natural gas sales under such Australian minimum price contracts represented less than five percent of the Company's total natural gas sales for 2000. Total Australian gas sales in 2000, including long-term contracts and spot sales, averaged $1.34 per Mcf, 11 percent lower than the 1999 average of $1.51. The decline from 1999 was primarily due to a lower currency exchange rate.

     In Egypt, all oil production from the East Beni Suef, Khalda, West Mediterranean, WD-19 and Qarun Blocks is currently sold to EGPC on a spot basis at a "Western Desert" price, which is applied to virtually all production from the area and is announced periodically by EGPC. In 2000, the average price was $27.81 per barrel. Gas sales from the Khalda Block commenced in 1999 based on a contract price that is equivalent to 85 percent of the price of Suez Blend crude oil, FOB Mediterranean.

     The price for certain quantities of gas sold and produced in Egypt was reduced in 2000 to a price based on crude oil with a maximum of $2.65 per Mcf, following discussions and agreements between EGPC and certain other producers. These latest agreements do not impact any of Apache's existing gas sales contracts; however, any new gas sales contracts may be impacted.

     Oil prices remained subject to unpredictable political and economic forces during 2000 and experienced fluctuations similar to those seen in natural gas prices for the year, and also showed a significant upward trend. Apache believes that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), worldwide demand, events in the Middle East and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availability of worldwide energy supplies, and the competitive relationships and consumer perceptions of various energy sources, the Company is unable to predict what changes will occur in crude oil and natural gas prices.

     In 2000, Apache's realized worldwide crude oil price ranged from $22.56 per barrel in April to $32.54 per barrel in September. The average crude oil price of $27.37 per barrel in 2000 was up 48 percent from the average price of $18.45 per barrel in 1999, and was 116 percent higher than the average price of $12.70 per barrel in 1998. The Company's average crude oil price for its Australian production was $29.99 per barrel in 2000, 52 percent more than the average price in 1999.

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

WRITE-DOWNS UNDER THE FULL COST CEILING TEST RULES

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company had no write-downs due to ceiling test limitations in 2000. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly in the future, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. Write-downs required by these rules do not impact cash flow from operating activities.

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

     The Company maintains insurance coverage, which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2000, which would have a material impact upon the Company's financial position or results of operations.

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

COMPETITION WITH OTHER COMPANIES COULD HARM THE COMPANY

     The oil and gas industry is highly competitive. The Company's business could be harmed by competition with other companies. Because oil and gas are fungible commodities, the Company's principal form of competition is price competition. The Company strives to maintain the lowest finding and production costs possible to maximize profits. In addition, as an independent oil and gas company, Apache frequently competes for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with financial and other resources substantially larger than the Company possesses. Many of the Company's competitors have established strategic long-term positions and maintain strong governmental relationships in countries in which the Company may seek new entry.

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

HEDGING MAY PREVENT THE COMPANY FROM FULLY BENEFITING FROM PRICE INCREASES

     To the extent that the Company engages in hedging activities, that protect against price deterioration, it may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, the Company is subject to basis risk when it engages in hedging transactions, particularly where transportation constraints restrict the Company's ability to deliver oil and gas volumes at the delivery point to which the hedging transaction is indexed.

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

RISKS OF NON-U.S. OPERATIONS

     The Company's non-U.S. oil and natural gas exploration, development and production activities are subject to political and economic uncertainties, including, among others, changes, sometimes frequent or marked, in governmental energy policies or the personnel administering them; expropriation of property; cancellation or modification of contract rights; foreign exchange restrictions; currency fluctuations; risks of loss due to civil strife, acts of war, guerrilla activities and insurrection; royalty and tax increases; and other risks arising out of foreign governmental sovereignty over the areas in which the Company's operations are conducted. These risks may be higher in the developing countries in which the Company conducts its exploration, development and production activities. Consequently, the Company's non-U.S. exploration, development and production activities may be substantially affected by factors beyond the Company's control, any of which could materially adversely affect the Company's financial position or results of operations. Furthermore, in the event of a dispute arising from non-U.S. operations, the Company may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non-U.S. persons to the jurisdiction of the courts in the United States, which could adversely affect the outcome of the dispute.

EFFECT OF CHANGES IN FOREIGN EXCHANGE RATES ON THE COMPANY'S CASH FLOW

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Australian gas production is sold under fixed-price Australian dollar contracts and over half the costs incurred are paid in Australian dollars. Revenue and disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date. Reported cash flow relating to Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. Substantially all of the Company's international transactions, outside of Canada and Australia, are denominated in U.S. dollars. The Company's Polish and Australian subsidiaries have net financial assets that are denominated in a currency other than the functional reporting currency of the subsidiaries. The Company considers its current risk exposure to exchange rate movements, based on net cash flows, to be immaterial.

EMPLOYEES

     On December 31, 2000, Apache had 1,546 employees.

OFFICES

     Apache's principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2000, the Company maintained regional exploration and/or production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Beijing, China; and Warsaw, Poland.

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

  Acreage

     The undeveloped and developed acreage including both domestic leases and international production and exploration rights that Apache held as of December 31, 2000, are as follows:

                                           UNDEVELOPED ACREAGE         DEVELOPED ACREAGE
                                         ------------------------   -----------------------
                                         GROSS ACRES   NET ACRES    GROSS ACRES   NET ACRES
                                         -----------   ----------   -----------   ---------
OFFSHORE
Alabama................................          --            --       10,919          546
Louisiana..............................     184,540       125,473      622,568      323,120
Texas..................................      45,403        24,320      263,199      127,087
                                         ----------    ----------    ---------    ---------
          Total........................     229,943       149,793      896,686      450,753
                                         ----------    ----------    ---------    ---------
MIDCONTINENT
Arkansas...............................         738           290        4,351        3,230
Kansas.................................         240            90           40           40
Louisiana..............................       8,363         5,923       41,599       28,360
Michigan...............................       3,181         2,712           --           --
Oklahoma...............................     194,402        61,339      764,082      332,794
Pennsylvania...........................          --            --          796           38
Texas..................................      85,658        41,915      614,908      221,161
                                         ----------    ----------    ---------    ---------
          Total........................     292,582       112,269    1,425,776      585,623
                                         ----------    ----------    ---------    ---------
SOUTHERN
Alaska.................................      14,262            --           --           --
Colorado...............................      13,333        11,908       10,979       10,715
Illinois...............................         140            56           --           --
Louisiana..............................      71,424        67,763       78,012       60,856
New Mexico.............................      86,392        48,337      118,087       56,969
Texas..................................     171,560        84,889      670,114      398,708
Wyoming................................      25,319        18,532           40           13
                                         ----------    ----------    ---------    ---------
          Total........................     382,430       231,485      877,232      527,261
                                         ----------    ----------    ---------    ---------
          Total United States..........     904,955       493,547    3,199,694    1,563,637
                                         ----------    ----------    ---------    ---------
INTERNATIONAL
Australia..............................   3,219,730     1,765,630      445,050      259,240
Canada.................................     780,587       514,138      794,735      598,893
China..................................       5,314         2,657        5,911        1,448
Egypt..................................  20,835,291    10,544,320    1,011,055      678,594
Poland.................................   9,782,456     4,891,228           --           --
                                         ----------    ----------    ---------    ---------
          Total International..........  34,623,378    17,717,973    2,256,751    1,538,175
                                         ----------    ----------    ---------    ---------
          Total Company................  35,528,333    18,211,520    5,456,445    3,101,812
                                         ==========    ==========    =========    =========

  Productive Oil and Gas Wells

     The number of productive oil and gas wells, operated and non-operated, in which Apache had an interest as of December 31, 2000, is set forth below:

                                                              GAS             OIL
                                                         -------------   -------------
                                                         GROSS    NET    GROSS    NET
                                                         -----   -----   -----   -----
Offshore...............................................    354     184     490     314
Midcontinent...........................................  2,743   1,188     653     229
Southern...............................................  1,018     601   6,182   2,321
Canada.................................................    871     665   1,094     769
Australia..............................................      6       4      19      10
Egypt..................................................     21       8     160      78
                                                         -----   -----   -----   -----
          Total........................................  5,013   2,650   8,598   3,721
                                                         =====   =====   =====   =====

  Gross Wells Drilled

     The following table sets forth the number of gross exploratory and gross development wells drilled in which the Company participated during the last three fiscal years. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. "Productive" wells are either producing wells or wells capable of commercial production. At December 31, 2000, the Company was participating in 75 wells in the U.S., 13 Canadian wells, four Egyptian wells, two Australian wells and two Polish wells in the process of drilling.

                                                  EXPLORATORY               DEVELOPMENTAL
                                            ------------------------   ------------------------
                                            PRODUCTIVE   DRY   TOTAL   PRODUCTIVE   DRY   TOTAL
                                            ----------   ---   -----   ----------   ---   -----
2000
United States.............................      11       15      26       314       54     368
Canada....................................       3       11      14        84       16     100
Australia.................................      10       10      20        21        3      24
Egypt.....................................       2       24      26        10       --      10
Other International.......................      --        2       2        --       --      --
                                                --       --     ---       ---       --     ---
          Total...........................      26       62      88       429       73     502
                                                ==       ==     ===       ===       ==     ===
1999
United States.............................      11       13      24        97        9     106
Canada....................................       2        3       5        30       14      44
Australia.................................       2       12      14         5        1       6
Egypt.....................................       3        2       5        38        3      41
Other International.......................      --        5       5         2       --       2
                                                --       --     ---       ---       --     ---
          Total...........................      18       35      53       172       27     199
                                                ==       ==     ===       ===       ==     ===
1998
United States.............................      20       16      36       163       34     197
Canada....................................      17       12      29        30        7      37
Australia.................................       7        8      15        --       --      --
Egypt.....................................      11       24      35        27        5      32
Other International.......................      --        1       1         1       --       1
                                                --       --     ---       ---       --     ---
          Total...........................      55       61     116       221       46     267
                                                ==       ==     ===       ===       ==     ===

  Net Wells Drilled

     The following table sets forth, for each of the last three fiscal years, the number of net exploratory and net developmental wells drilled by Apache:

                                                EXPLORATORY                DEVELOPMENTAL
                                         -------------------------   -------------------------
                                         PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL
                                         ----------   ----   -----   ----------   ----   -----
2000
United States..........................      5.8       9.1   14.9      201.0      41.6   242.6
Canada.................................      1.0       7.0    8.0       58.7      11.7    70.4
Australia..............................      5.0       5.8   10.8        9.7       1.6    11.3
Egypt..................................      1.4      13.7   15.1        4.3        --     4.3
Other International....................       --        .9     .9         --        --      --
                                            ----      ----   ----      -----      ----   -----
          Total........................     13.2      36.5   49.7      273.7      54.9   328.6
                                            ====      ====   ====      =====      ====   =====
1999
United States..........................      4.1       8.2   12.3       59.1       4.8    63.9
Canada.................................      1.3       2.3    3.6       26.2      12.1    38.3
Australia..............................      2.0       5.4    7.4        2.6        .2     2.8
Egypt..................................      1.6       1.2    2.8       15.6       1.2    16.8
Other International....................       --       1.6    1.6         .5        --      .5
                                            ----      ----   ----      -----      ----   -----
          Total........................      9.0      18.7   27.7      104.0      18.3   122.3
                                            ====      ====   ====      =====      ====   =====
1998
United States..........................      9.9      11.1   21.0       64.0      18.8    82.8
Canada.................................     16.2      11.0   27.2       28.3       6.1    34.4
Australia..............................      3.5       3.4    6.9         --        --      --
Egypt..................................      5.6      13.5   19.1       11.9       2.8    14.7
Other International....................       --        .2     .2         .2        --      .2
                                            ----      ----   ----      -----      ----   -----
          Total........................     35.2      39.2   74.4      104.4      27.7   132.1
                                            ====      ====   ====      =====      ====   =====

  Production and Pricing Data

     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGL) and gas production for the Company, average production costs (excluding severance taxes) and average sales prices.

                                  PRODUCTION                                  AVERAGE SALES PRICE
                          ---------------------------     AVERAGE      ---------------------------------
                            OIL       NGL       GAS      PRODUCTION       OIL         NGL         GAS
YEAR ENDED DECEMBER 31,   (MBBLS)   (MBBLS)   (MMCF)    COST PER BOE   (PER BBL)   (PER BBL)   (PER MCF)
-----------------------   -------   -------   -------   ------------   ---------   ---------   ---------
2000....................  41,920     2,648    303,980      $2.68        $27.37      $19.19       $3.59
1999....................  33,223     1,437    239,484       2.56         18.45        9.42        2.16
1998....................  26,611     1,052    215,389       2.87         12.70        7.94        1.93

  Estimated Reserves and Reserve Value Information

     The following information relating to estimated reserve quantities, reserve values and discounted future net revenues is derived from, and qualified in its entirety by reference to, the more complete reserve and revenue information and assumptions included in the Company's Supplemental Oil and Gas Disclosures under
Item 8 below. The Company's estimates of proved reserve quantities of its U.S., Canadian and international properties have been subject to review by Ryder Scott Company, L.P., Petroleum Consultants. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates only and should not be construed as being exact.

     The following table sets forth the Company's estimated proved developed and undeveloped reserves as of December 31, 2000, 1999 and 1998:

                                                                         OIL, NGL
                                                              NATURAL      AND
                                                                GAS     CONDENSATE
                                                               (BCF)     (MMBBLS)
                                                              -------   ----------
2000
Developed...................................................  2,664.8     354.0
Undeveloped.................................................    718.9     168.5
                                                              -------     -----
          Total.............................................  3,383.7     522.5
                                                              =======     =====
1999
Developed...................................................  1,873.7     302.0
Undeveloped.................................................    477.9     113.2
                                                              -------     -----
          Total.............................................  2,351.6     415.2
                                                              =======     =====
1998
Developed...................................................  1,450.1     178.0
Undeveloped.................................................    722.1      73.0
                                                              -------     -----
          Total.............................................  2,172.2     251.0
                                                              =======     =====

     The following table sets forth the estimated future net cash flows of all the Company's proved reserves, and proved developed reserves, as of December 31, 2000, 1999 and 1998. Future cash inflows are based on year-end prices except in those instances where the sale of gas and oil is covered by physical contract terms providing for higher or lower amounts. Operating costs, production and ad valorem taxes, and future development costs are based on current costs with no escalations.

                                                               PRESENT VALUE OF ESTIMATED
                                                                  FUTURE NET CASH FLOWS
                                       ESTIMATED FUTURE            BEFORE INCOME TAXES
                                        NET CASH FLOWS         (DISCOUNTED AT 10 PERCENT)
                                   -------------------------   ---------------------------
                                                   PROVED                        PROVED
DECEMBER 31,                         PROVED       DEVELOPED       PROVED       DEVELOPED
------------                       -----------   -----------   ------------   ------------
                                                       (IN THOUSANDS)
2000.............................  $31,238,877   $24,740,047   $17,725,205    $14,285,437
1999.............................   10,392,116     8,638,015     6,068,013      4,890,340
1998.............................    3,994,612     2,793,698     2,395,888      1,764,887

     At December 31, 2000, estimated future net cash flows related to the Company's proved reserves and proved developed reserves were as follows:

                                                                             PROVED
DECEMBER 31,                                                   PROVED       DEVELOPED
------------                                                 -----------   -----------
                                                                  (IN THOUSANDS)
2001.......................................................  $ 3,330,103   $ 3,288,889
2002.......................................................    3,271,279     2,863,843
2003.......................................................    3,041,370     2,308,585
Thereafter.................................................   21,596,125    16,278,730
                                                             -----------   -----------
          Total............................................  $31,238,877   $24,740,047
                                                             ===========   ===========

     The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 2000, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the SEC guidelines and do not reflect current prices. Since January 1, 2001, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency other than the SEC and the Energy Information Administration

(EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

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

     No matters were submitted for a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Apache's common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding Apache common stock for 2000 and 1999. Prices shown are from the New York Stock Exchange Composite Transactions Reporting System.

                                           2000                                      1999
                           ------------------------------------      ------------------------------------
                                                DIVIDENDS PER                             DIVIDENDS PER
                             PRICE RANGE           SHARE(1)            PRICE RANGE            SHARE
                           ----------------    ----------------      ----------------    ----------------
                            HIGH      LOW      DECLARED    PAID       HIGH      LOW      DECLARED   PAID
                           ------    ------    --------    ----      ------    ------    --------   ----
First Quarter............ $51 1/2    $32 1/8     $.07      $.07     $28 9/16   $17 5/8     $.07     $.07
Second Quarter...........  61 1/2     44           --       .07      39 7/8     25 1/16     .07      .07
Third Quarter............  67 11/16   46 3/8      .14        --      49 15/16   37          .07      .07
Fourth Quarter...........  74 3/16    51 1/2       --       .14      44         30          .07      .07

     The closing price per share of Apache common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 28, 2001, was $58.70. At December 31, 2000, there were 123,634,748 shares of Apache common stock outstanding held by approximately 10,000 shareholders of record and 62,000 beneficial owners.

---------------

(1) The Company paid dividends of $.28 per share in 2000, of which $.21 was declared in 2000 and $.07 was declared in the fourth quarter of 1999, as a result of changing its dividend payment schedule from a quarterly basis to an annual basis.

     The Company has paid cash dividends on its common stock for 34 consecutive years through December 31, 2000, and expects to continue the payment of dividends at current levels. During 2000, the Company implemented a change in the payment schedule for dividends on its common stock from a quarterly basis to an annual basis. When, and if, declared by the Company's board of directors, future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

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

     In May 1999, the Company issued 140,000 shares of 6.5 percent Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (Series C Preferred Stock) in the form of seven million depositary shares each representing 1/50th of a share of Series C Preferred Stock. The depositary shares are traded on the New York Stock Exchange and the Chicago Stock Exchange. The Series C Preferred Stock is not subject to a sinking fund or mandatory redemption. On May 15, 2002, each depositary share will automatically convert, subject to adjustments, into not more than one share and not less than 0.8197 of a share of the Company's common stock, depending on the market price of the common stock at that time. In 2000, Apache bought back 75,900 depository shares at an average price of $34.42 per share. The excess of the purchase price to reacquire the depository shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations. At any time prior to May 15, 2002, holders of the depositary shares may elect to convert each of their shares, subject to adjustments, into not less than 0.8197 of a share of the Company's common stock (5,675,685 common shares). Holders of the depositary shares are entitled to receive cumulative cash dividends at an annual rate of $2.015 per depositary share when, and if, declared by the Company's board of directors.

     On August 2, 2000, the Company completed the public offering of 9.2 million shares of Apache common stock, including 1.2 million shares for the underwriters' over-allotment option, for net proceeds of approximately $433.9 million. The proceeds were used to fund a portion of the acquisitions made during 2000 and repay indebtedness under Apache's commercial paper program.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 2000, which information has been derived from the Company's audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company's financial statements under Item 8 below.

                                                   AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                         2000(1)      1999(2)      1998(3)      1997(4)      1996(5)
                                        ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues........................  $2,283,904   $1,146,553   $  760,470   $  980,979   $  836,968
Net income (loss).....................     713,056      200,855     (129,387)     154,896      121,427
Income (loss) attributable to common
  stock...............................     693,068      186,406     (131,391)     154,896      121,427
Net income (loss) per common share:
  Basic...............................        5.87         1.73        (1.34)        1.71         1.42
  Diluted.............................        5.67         1.72        (1.34)        1.65         1.38
Cash dividends per common share(6)....         .28          .28          .28          .28          .28

BALANCE SHEET DATA
Working capital (deficit).............  $   76,673   $    6,290   $  (78,804)  $    4,546   $  (41,501)
Total assets..........................   7,481,950    5,502,543    3,996,062    4,138,633    3,432,430
Long-term debt........................   2,193,258    1,879,650    1,343,258    1,501,380    1,235,706
Shareholders' equity..................   3,754,640    2,669,427    1,801,833    1,729,177    1,518,516
Common shares outstanding at end of
  year................................     123,635      113,996       97,769       93,305       90,059

     For a discussion of significant acquisitions, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 2 to the Company's consolidated financial statements under Item 8 below.

---------------

(1) Includes the results of the acquisitions of certain oil and gas properties from Repsol, Collins & Ware, Occidental and Phillips after January 24, 2000, June 30, 2000, August 17, 2000 and December 29, 2000, respectively.

(2) Includes the results of the acquisitions of certain oil and gas properties from Petsec Energy Inc. (Petsec), Shell Offshore Inc. and affiliated Shell entities (Shell Offshore), British-Borneo Oil & Gas Plc (British-Borneo) and Shell Canada Limited (Shell Canada) after February 1, 1999, May 18, 1999, June 18, 1999 and November 30, 1999, respectively.

(3) Includes the results of the acquisitions of certain subsidiaries and oil and gas properties from Novus Petroleum Limited (Novus) after December 18, 1998. Also includes a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down of the carrying value of the Company's U.S. proved oil and gas properties due to ceiling test limitations.

(4) Includes financial data after November 20, 1997, relating to the acquisition from Mobil Exploration & Producing Australia Pty Ltd (Mobil) of three companies owning interests in certain oil and gas properties and production facilities offshore Western Australia (the Ampolex Group Transaction).

(5) Includes financial data after May 20, 1996, for Apache PHN Company, Inc. (Phoenix, formerly known as The Phoenix Resource Companies, Inc.).

(6) The Company paid dividends of $.28 per share in 2000, of which $.21 was declared in 2000 and $.07 was declared in the fourth quarter of 1999, as a result of changing its dividend payment schedule from a quarterly basis to an annual basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache's 2000 results were unprecedented in its 46-year history. Record setting fourth quarter results capped an outstanding year. Driven by the 23rd consecutive year of production growth and historically high oil and gas commodity prices, income attributable to common stock of $693.1 million in 2000 exceeded Apache's cumulative retained earnings of the previous 45 years. Stockholders were rewarded with a year-end closing price of $70.0625 per share, yielding a market capitalization of approximately $8.7 billion and a shareholder return of 90 percent for 2000.

     Apache's financial position entering the new millennium is its strongest in history. In mid-December 2000, Moody's Investor Service, Inc. upgraded Apache's senior unsecured long-term debt rating to A3 from Baa1. In late January 2001, Standard & Poor's Corporate Ratings Group upgraded Apache's senior unsecured long-term debt rating to A- from BBB+. Debt as a percentage of total capitalization declined to 37 percent from 41 percent at the end of 1999, despite outlays for acquisitions and exploration and development activities exceeding $2 billion during 2000. Apache is one of only two independent oil and gas companies with a single-A rating from both Moody's and Standard & Poor's rating agencies.

     Following are several performance achievements for the year:

     - Driven by the Company's acquisition and exploitation strategy, oil and natural gas production averaged 115 Mbbls of oil per day and 831 MMcf of natural gas per day for the year, 26 percent and 27 percent higher, respectively, than 1999's record production rates.

     - The Company added 377 MMboe to its proved reserves through acquisitions, drilling and revisions at a worldwide finding cost of $5.65 per boe. The 35 percent increase in proved reserves enabled proved reserves to cross the one billion boe mark, transforming Apache into a larger, stronger and more profitable company.

     - Oil and gas production revenues more than doubled to $2.3 billion from $1.1 billion in 1999. Surging oil and natural gas prices contributed $296.5 million and $343.2 million, respectively, to the increase in revenues, with production growth accounting for the remainder.

     - Net cash provided by operating activities of $1.5 billion increased 140 percent from record levels in 1999.

     - Income attributable to common stock of $693.1 million, nearly quadrupled 1999's record. This equates to a 22 percent return on average shareholders' equity. Income attributable to common stock in 2000 alone exceeded the retained earnings accumulated over our first 45 years.

     - Basic net income per common share of $5.87 rose 239 percent over record 1999 levels.

     Apache's outlook for 2001 is favorable given the Company's rising production profile and current indications for strong product prices. On December 29, 2000, the Company completed its acquisition of Phillips' Zama assets located in Western Canada. During the first quarter of 2001, the Company plans to close acquisitions of Fletcher Challenge Energy subsidiaries with properties located in Western Canada and Argentina, and substantially all of Repsol's oil and gas concession interests in Egypt. These three transactions bring increased net production and are projected to be additive to per share earnings and net cash provided by operating activities beginning in 2001.

     Commodity Prices -- Apache's average realized oil price increased $8.92 per barrel from $18.45 per barrel in 1999 to $27.37 per barrel in 2000, increasing revenues by $296.5 million. The average realized price for natural gas increased $1.43 per Mcf from $2.16 per Mcf in 1999 to $3.59 per Mcf in 2000, positively impacting revenues by $343.2 million.

     Production -- Oil production increased 26 percent in 2000 compared to the prior year. The increase was primarily due to a full year of production from properties acquired from Shell Offshore and Shell Canada in 1999, properties acquired from Occidental in 2000 and production from the Stag field in Australia. The increase in oil production positively impacted revenues by $238.1 million. Gas production increased due to the aforementioned acquisitions, the 1999 British-Borneo acquisition in Australia, production from the properties acquired from Repsol in 2000, a full year of production from the Khalda concession in Egypt and the commencement of sales through the Western Desert Gas Pipeline which became operational in August 1999. The increase in gas production positively impacted revenues by $231.8 million. Natural gas liquids production increased 84 percent in 2000 compared to the prior year, which increase was primarily due to U.S. and Canadian property acquisitions. The increase in natural gas liquids production positively impacted revenues by $23.2 million.

RESULTS OF OPERATIONS

     Apache reported 2000 income attributable to common stock of $693.1 million, up from $186.4 million in 1999. A significant increase in oil and gas production revenues was partially offset by higher recurring depreciation, depletion and amortization (DD&A) expense, lease operating costs, administrative, selling and other (G&A) expense and interest expense. Basic net income per common share was $5.87 for 2000, as compared to $1.73 in 1999. Income attributable to common stock of $186.4 million was reported in 1999 as compared to a loss attributable to common stock of $131.4 million in 1998. The 1998 loss resulted from a non-cash, full-cost ceiling test write-down at year-end caused by sharp declines in oil and gas prices. Basic net income per common share was $1.73 for 1999, as compared to basic net loss per common share of $1.34 in 1998.

     Oil and gas production revenues doubled in 2000 to $2.3 billion as compared to $1.1 billion in 1999. The increase resulted from a 48 percent increase in the average realized oil price, a 66 percent increase in the average realized natural gas price, a 26 percent increase in oil production and a 27 percent increase in natural gas production. Crude oil, including natural gas liquids, contributed 52 percent and natural gas contributed 48 percent of oil and gas production revenues during 2000. Oil and gas production revenues increased 50 percent in 1999 to $1.1 billion as compared to $761.2 million in 1998. The increased revenues resulted from a 45 percent increase in the average realized oil price, a 12 percent increase in the average realized price for natural gas, a 25 percent increase in oil production and an 11 percent increase in natural gas production. Crude oil, including natural gas liquids, contributed 55 percent and natural gas contributed 45 percent of oil and gas production revenues during 1999.

  Revenues

     The table below presents, for the years indicated, the oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            ----------   ----------   --------
Revenues (in thousands):
  Natural gas.............................................  $1,092,552   $  517,582   $414,887
  Oil.....................................................   1,147,386      612,829    337,946
  Natural gas liquids.....................................      50,821       13,535      8,355
                                                            ----------   ----------   --------
          Total...........................................  $2,290,759   $1,143,946   $761,188
                                                            ==========   ==========   ========
Natural Gas Volume -- Mcf per day:
  United States...........................................     544,703      461,444    432,059
  Canada..................................................     130,485       99,791    105,871
  Egypt...................................................      47,464       15,916      1,554
  Australia...............................................     107,894       76,220     50,624
  Ivory Coast.............................................          --        2,749         --
                                                            ----------   ----------   --------
          Total...........................................     830,546      656,120    590,108
                                                            ==========   ==========   ========
Average Natural Gas Price -- Per Mcf:
  United States...........................................  $     3.98   $     2.32   $   2.11
  Canada..................................................        3.52         1.73       1.36
  Egypt...................................................        4.51         3.45       1.91
  Australia...............................................        1.34         1.51       1.51
  Ivory Coast.............................................          --         1.72         --
          Total...........................................        3.59         2.16       1.93
Oil Volume -- Barrels per day:
  United States...........................................      56,521       45,556     34,067
  Canada..................................................      14,720        3,053      2,090
  Egypt...................................................      27,745       31,751     27,911
  Australia...............................................      15,551       10,624      8,838
  Ivory Coast.............................................          --           37         --
                                                            ----------   ----------   --------
          Total...........................................     114,537       91,021     72,906
                                                            ==========   ==========   ========
Average Oil Price -- Per barrel:
  United States...........................................  $    27.77   $    17.97   $  12.72
  Canada..................................................       22.25        19.35      12.55
  Egypt...................................................       27.81        18.63      12.57
  Australia...............................................       29.99        19.70      13.07
  Ivory Coast.............................................          --        15.68         --
          Total...........................................       27.37        18.45      12.70
NGL Volume -- Barrels per day:
  United States...........................................       6,030        3,308      2,267
  Canada..................................................       1,204          630        616
                                                            ----------   ----------   --------
          Total...........................................       7,234        3,938      2,883
                                                            ==========   ==========   ========
Average NGL Price -- Per barrel:
  United States...........................................  $    19.36   $     9.37   $   8.38
  Canada..................................................       18.36         9.64       6.32
          Total...........................................       19.19         9.42       7.94

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

     Natural gas revenues increased by 111 percent from 1999 to 2000 as a result of increased production volumes and realized prices. The average realized gas price increased 66 percent in 2000 positively affecting revenues by $343.2 million. U.S. natural gas production, which comprised 66 percent of the Company's worldwide gas production, sold at an average price of $3.98 per Mcf, 72 percent higher than in 1999, positively impacting natural gas sales by $279.6 million. The Company periodically engages in hedging activities, including fixed-price physical contracts and financial contracts. Losses under long-term fixed-price physical contracts decreased the gas price by $.16 per Mcf in 2000 while realized gains from hedging positions positively impacted the gas price by $.09 per Mcf in 2000.

     Natural gas production increased 174.4 MMcf/d, or 27 percent, on a worldwide basis, favorably impacting revenue by $231.8 million in 2000. In the United States, gas production increased 83.3 MMcf/d due to acquisition activities in 2000 and full-year production from acquisitions in 1999. Development activities and the impact of producing property acquisitions during 1999 increased natural gas production in Canada by 30.7 MMcf/d during 2000. Egyptian gas production nearly tripled in 2000 reflecting a full year of deliveries into the northern portion of the Western Desert Gas Pipeline in the Khalda concession. Natural gas production in Australia increased 31.7 MMcf/d, primarily due to completion of a second pipeline that increased deliverability plus additional sales from contracts and the spot market.

     Natural gas revenues increased by 25 percent from 1998 to 1999 as a result of increased production volumes and realized prices. The average realized gas price increased 12 percent in 1999, positively affecting revenues by $50.6 million. The Company periodically engages in hedging activities, including fixed-price physical contracts and financial contracts. Gains under long-term fixed-price physical contracts increased the gas price by $.02 per Mcf in 1999 while realized losses from hedging positions negatively impacted the gas price by $.01 per Mcf in 1999.

     Natural gas production increased 11 percent from 1998 to 1999, favorably impacting revenues by $52.1 million. In the United States, gas production increased 29.4 MMcf/d due to acquisition activities, primarily the Shell Offshore acquisition in 1999. Development activities and the impact of producing property acquisitions during late 1998 increased natural gas production in Australia by 25.6 MMcf/d. Egyptian gas production increased tenfold in 1999 as a result of the completion of the northern portion of the Western Desert Gas Pipeline in the Khalda concession, where first sales commenced in August 1999.

     Crude oil revenues totaled $1.1 billion in 2000, an 87 percent increase from 1999 due to higher average realized oil prices and production increases. On a worldwide basis, average oil prices increased 48 percent to $27.37 per barrel positively impacting oil sales by $296.5 million. Realized losses from hedging positions negatively impacted the oil price by $1.62 per barrel in 2000. Oil production increased 23,516 barrels per day, or 26 percent, in 2000. Domestic oil production increased 10,965 barrels per day, or 24 percent, primarily due to a full year of production from properties acquired from Shell Offshore in 1999 and production from the Collins & Ware and Occidental acquisitions in 2000. Canada's oil production increased 382 percent to 14,720 barrels per day, primarily due to a full year of production from properties acquired from Shell Canada in 1999. Australian oil production increased 4,927 barrels per day, or 46 percent, over 1999 due to strong performance from the Stag field. Egyptian oil production decreased 4,006 barrels per day, or 13 percent, as a result of the price-driven dynamics of certain production sharing contracts.

     Crude oil revenues totaled $612.8 million in 1999, an 81 percent increase from 1998 due to higher average realized oil prices and production increases. On a worldwide basis, average oil prices increased 45 percent to $18.45 per barrel positively impacting oil revenues by $152.9 million. Realized losses from hedging positions negatively impacted the oil price by $.16 per barrel in 1999. Oil production increased 18,115 barrels per day or 25 percent, in 1999 primarily due to increases in the United States. Domestic oil production increased 11,489 barrels per day, or 34 percent, primarily due to the acquisition from Shell Offshore. Australian oil production increased 1,786 barrels per day, or 20 percent, over 1998 with additional full-year production from the Stag field. Egyptian oil production increased 3,840 barrels per day, or 14 percent, as a result of the price-driven dynamics of certain production sharing contracts and development activity.

     Natural gas liquids revenues in 2000 increased 275 percent from 1999. Natural gas liquids production increased 3,296 barrels per day, or 84 percent and natural gas liquids prices increased by $9.77 per barrel, or 104 percent, due to improved market conditions. Natural gas liquids revenues increased 62 percent in 1999 as compared to 1998. Natural gas liquids production increased 1,055 barrels per day, or 37 percent and natural gas liquids prices increased by $1.48 per barrel, or 19 percent, due to improved market conditions.

  Operating Expenses

     Recurring DD&A expense increased to $583.5 million in 2000 from $442.8 million in 1999. On an equivalent barrel basis, recurring full cost DD&A expense increased $.18 per boe, from $5.57 per boe in 1999 to $5.75 per boe in 2000. The increase in the overall DD&A rate was primarily the result of the $6.74 per boe paid to acquire Gulf of Mexico properties from Occidental. The Company's recurring DD&A expense increased to $442.8 million in 1999 from $382.8 million in 1998. On an equivalent barrel basis, recurring full cost DD&A expense decreased $.09 per boe, from $5.66 per boe in 1998 to $5.57 per boe in 1999. The decrease in the overall DD&A rate was the result of the ceiling test write-down in 1998, which lowered the carrying amount of those properties being depleted.

     Apache limits, on a country-by-country basis, the capitalized cost of oil and gas properties, net of accumulated DD&A and deferred income taxes, to estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. As a result of low oil and gas prices in the United States at December 31, 1998, Apache's capitalized costs of oil and gas properties exceeded the ceiling limitation and the Company reported a $243.2 million pre-tax ($158.1 million net of tax) non-cash write-down as additional DD&A expense. No additional DD&A expense was recorded during 2000 or 1999.

     Lease operating expense (LOE) increased from $190.6 million in 1999 to $255.3 million in 2000. On an equivalent barrel basis, LOE for 2000 averaged $2.68 per boe, a $.12 increase from $2.56 per boe in 1999. Domestic and Canadian per unit costs increased, reflecting the addition of crude oil production from the Offshore and Canadian regions. These properties typically have higher operating costs. LOE increased from $182.1 million in 1998 to $190.6 million in 1999. On an equivalent barrel basis, LOE for 1999 averaged $2.56 per boe, a $.31 decline from $2.87 per boe in 1998. Domestic per unit costs were significantly reduced due to lower Southern region repairs, maintenance, power and fuel costs resulting from the sale of marginal properties, partially offset by increases in the Offshore region due to workover costs associated with acquired properties located in the Gulf of Mexico from Petsec and Shell Offshore. Severance and other taxes increased from 1998 to 1999 and from 1999 to 2000 primarily due to increased severance taxes, which generally are based on a percentage of oil and gas production revenues, resulting from higher oil and gas prices during those periods.

     G&A expense increased $21.7 million, or 40 percent, from 1999 to 2000. The Company's overall infrastructure was enlarged to properly handle increased responsibilities associated with 1999 and 2000 producing property acquisitions. On an equivalent barrel basis, G&A expense increased 10 percent to $.79 per boe in 2000 compared to $.72 per boe in 1999. Incentive compensation was higher in 2000 than 1999 based on the Company's performance. G&A expense increased $13.2 million, or 32 percent from 1998 to 1999. On an equivalent barrel basis, G&A expense increased 13 percent to $.72 per boe compared to $.64 per boe in 1998. The increase in G&A was primarily due to enlarging the Company's overall infrastructure to properly handle increased responsibilities associated with 1999 North American producing property acquisitions.

     Net financing costs for 2000 increased $24.4 million, or 30 percent, from 1999 primarily due to higher interest expense, partially offset by higher capitalized interest. Gross interest expense increased $35.1 million resulting from higher average outstanding debt (up $402 million) in 2000. The weighted average interest rate on outstanding debt was 7.5 percent at December 31, 2000 and 1999. The increase in capitalized interest was due to additional unproved properties acquired from Shell Canada, Repsol, Collins & Ware and Occidental. Net financing costs for 1999 increased $11.7 million, or 17 percent, from 1998 primarily due to higher interest expense and lower interest income, partially offset by higher capitalized interest. Gross interest expense increased $13.3 million resulting from higher average outstanding debt in 1999. The weighted average interest rate on outstanding debt increased to 7.5 percent at December 31, 1999, from 7.2 percent at December 31, 1998. The increase in capitalized interest was associated with Egyptian pipeline projects under construction. The decrease in interest income was due to a lower average cash balance during 1999.

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

     Capital Expenditures -- Apache's oil and gas capital expenditures over the last three years are summarized below:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2000         1999        1998
                                                    ----------   ----------   --------
                                                              (IN THOUSANDS)
Exploration and Development:
  United States...................................  $  495,803   $  217,476   $222,750
  Canada..........................................     135,627       45,691     69,757
  Egypt...........................................      84,949       59,808    105,431
  Australia.......................................      73,835       60,976     80,099
  Ivory Coast.....................................          --        2,553     23,527
  Other International.............................      18,077       18,835     39,856
                                                    ----------   ----------   --------
                                                       808,291      405,339    541,420
  Capitalized Interest............................      62,000       45,722     49,279
                                                    ----------   ----------   --------
          Total...................................  $  870,291   $  451,061   $590,699
                                                    ==========   ==========   ========
Acquisitions of Oil and Gas Properties............  $1,324,427   $1,391,206   $ 58,402
                                                    ==========   ==========   ========

     Expenditures for exploration and development totaled $808.3 million in 2000 compared to $405.3 million in 1999. Apache's drilling program in 2000 added
123.5 MMboe of proved reserves (including revisions) and replaced 130 percent of production. In the United States, Apache completed 325 gross wells as producers out of 394 gross wells drilled during the year, compared with 108 gross producers out of 130 gross wells drilled in 1999. In Canada, Apache completed 87 gross wells as producers out of 114 gross wells drilled during the year, compared with 32 gross producers out of 49 gross wells drilled in 1999.

     Internationally, the Company completed 43 gross producers out of 82 gross wells drilled in 2000, compared to 50 gross producers out of 73 gross wells in 1999. Successful international wells drilled in 2000 included 12 in Egypt and 31 in Australia.

     Total capital expenditures budgeted for 2001 is approximately $1 billion (excluding acquisitions), including $750.6 million for North America. Estimated North American exploration and development expenditures include $143.6 million in the Southern region, $111.7 million in the Midcontinent region, $250.2 million in the Offshore region and $245.1 million in Canada. The Company has estimated its other international exploration and development expenditures in 2001, exclusive of facilities, to total approximately

$295.7 million. Capital expenditures will be reviewed and possibly adjusted throughout the year in light of changing industry conditions.

     On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol, for approximately $118.7 million, plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of approximately 28.7 MMboe as of the acquisition date.

     On June 30, 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware for approximately $320.7 million. The acquisition included estimated proved reserves of approximately 83.7 MMboe as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

     On August 17, 2000, Apache completed the acquisition of a Delaware limited liability company owned by subsidiaries of Occidental and the related natural gas production for approximately $321.2 million, plus future payments of approximately $44.0 million over four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico. The acquisition included estimated proved reserves of approximately 53.1 MMboe as of the acquisition date.

     On December 29, 2000, Apache completed the acquisition of Canadian properties from Canadian affiliates of Phillips for approximately $490.3 million. The acquisition included estimated proved reserves of approximately
70.0 MMboe as of the acquisition date. The properties comprise approximately 212,000 net developed acres and 275,000 net undeveloped acres, 786 square miles of 3-D seismic and 4,155 miles of 2-D seismic located in the Zama area of Northwest Alberta. The assets also include three sour gas plants with a total capacity of 150 MMcf per day, 13 compressor stations and 150 miles of owned and operated gas gathering lines.

     In 2000, the Company also completed tactical regional acquisitions for cash consideration totaling $104.0 million. These acquisitions added approximately
18.3 MMboe to the Company's proved reserves.

     In February 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec for an adjusted purchase price of $67.7 million. The Petsec transaction included estimated proved reserves of approximately 10.2 MMboe as of the acquisition date.

     In May 1999, Apache acquired from Shell Offshore its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell Offshore acquisition also included certain production-related assets and proprietary 2-D and 3-D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price was $687.7 million in cash and one million shares of Apache common stock (valued at $28.125 per share). The Shell Offshore acquisition included approximately 123.2 MMboe of proved reserves as of the acquisition date.

     In June 1999, the Company acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo in exchange for $83.6 million cash and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included approximately 16.8 MMboe of proved reserves as of the acquisition date.

     In November 1999, Apache acquired from Shell Canada producing properties and other assets for C$761 million (US$517.8 million). The producing properties consist of 150,400 net acres and comprise 20 fields with an average working interest of 55 percent and proved reserves of 87.2 MMboe as of the acquisition date. Apache also acquired 294,294 net acres of undeveloped leaseholdings, 100 percent interest in a gas processing plant with a potential throughput capacity of 160 MMcf/d, and 52,700 square miles of 2-D seismic and 884 square miles of 3-D seismic.

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

     Pending Acquisitions -- On October 9, 2000, Apache and Shell Overseas Holdings (Shell) signed a definitive agreement to acquire Fletcher Challenge Energy (Fletcher). Apache's share of the transaction includes Fletcher subsidiaries with properties in Canada's Western Sedimentary Basin and Argentina with proved reserves of 713 Bcfe for approximately $627 million. A portion of the acquired gas production has been hedged by Fletcher. The transaction is scheduled to close in the first quarter of 2001, with an effective date of July 1, 2000. In a related transaction, Shell will purchase 1.64 million restricted shares of Apache common stock for $100 million. Proceeds from this sale are intended to be used to fund the acquisition, with the remainder to be provided by debt.

     On January 23, 2001, Apache announced the acquisition of substantially all of Repsol's oil and gas concession interests in Egypt for approximately $410 million with an effective date of January 1, 2001. The properties include interests in seven Western Desert concessions. The Company already holds interests in six of the seven concessions. The transaction will be funded with debt and is expected to close in the first half of 2001.

     Debt and Interest Commitments -- At December 31, 2000, Apache had outstanding debt of $680.1 million under its credit and commercial paper facilities and an aggregate of $1.5 billion of other debt. This other debt included notes and debentures maturing in the years 2002 through 2096. Debt outstanding at December 31, 2000 of $2.2 billion was higher as compared to the $1.9 billion outstanding at December 31, 1999, due to the Company's significant acquisition activity during 2000. Even so, the Company's debt-to-capitalization ratio improved from 41.4 percent at December 31, 1999 to 37.1 percent at December 31, 2000. Interest payments on the Company's debt for 2001 are projected to be $179.5 million (using weighted average balances for floating rate obligations). Anticipated principal payments for 2001 total $25.0 million.

     Dividend Payments -- Apache paid a total of $19.7 million in dividends during 2000 on its Series B Preferred Stock issued in August 1998 and its Series C Preferred Stock issued in May 1999, up 56 percent from 1999, due to a full year of dividends on the Series C Preferred Stock. Common dividends paid during 2000 totaled $33.2 million, up 12 percent from 1999, due to the increased number of common shares outstanding. In 2000, the Company changed the dividend payment schedule for its common stock from a quarterly basis to an annual basis, with payment in mid-December to shareholders of record in mid-November. The Company has paid cash dividends on its common stock for 34 consecutive years through December 31, 2000. The Company expects to continue payment of dividends at current levels on an annual basis. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors.

  Capital Resources and Liquidity

     The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and sales of non-strategic assets.

     Net Cash Provided by Operating Activities -- Apache's net cash provided by operating activities during 2000 totaled $1.5 billion, an increase of 140 percent over the $638.2 million reported in 1999. This increase was due primarily to higher realized oil and gas prices as compared to 1999 and higher oil and gas production as a result of full-year production from 1999 property acquisitions and properties acquired in 2000. Net cash provided by operating activities during 1999 increased $166.7 million from 1998 due primarily to higher oil and gas production and prices in 1999.

     Credit Facility -- On July 14, 2000, Apache entered into a new $500 million, 364-day revolving credit agreement with a group of banks. The terms of this new facility are substantially the same as those of Apache's global credit facility. The new facility will be used, along with the U.S. portion of the global credit facility, to support Apache's commercial paper program, which was increased from $700 million to $1.2 billion in late July 2000.

     Stock Transactions -- In the first quarter of 2000, the Company bought back 75,900 depository shares, each representing one-fiftieth ( 1/50) of a share of Series C Preferred Stock, at an average price of $34.42 per share. The excess of the purchase price to reacquire the depository shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations.

     During 2000, the Company repurchased 478,100 shares of common stock to be held in treasury at an average price of $37.08 per share.

     On August 2, 2000, the Company completed the public offering of 9.2 million shares of Apache common stock, including 1.2 million shares for the underwriters' over-allotment option, for net proceeds of approximately $433.9 million. The proceeds were used to fund a portion of the acquisitions made during 2000 and repay indebtedness under Apache's commercial paper program.

     Asset Sales -- During 2000, Apache sold proprietary rights to certain Canadian seismic data and various non-strategic oil and gas properties, collecting cash of $26.3 million.

     Liquidity -- The Company had $37.2 million in cash and cash equivalents on hand at December 31, 2000, up from $13.2 million at December 31, 1999. Apache's ratio of current assets to current liabilities increased from 1.02:1 at December 31, 1999, to 1.14:1 at December 31, 2000.

     Management believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under its credit facilities will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for at least the next two fiscal years. As of December 31, 2000, Apache's available borrowing capacity under its global credit facility and 364-day revolving credit facility was $894.9 million.

CHINA

     In June 2000, the Company's subsidiary, Apache China, filed a lawsuit against PetroChina, China National Petroleum Corporation and China National Oil and Gas Exploration and Development Corporation in connection with certain of the Company's Chinese operations in the Zhao Dong Block of the Bohai Bay in China. The Company filed seeking damages and injunctive relief to prevent the Chinese parties from declaring that Apache and XCL-China, Ltd. had relinquished some of the Company's Chinese exploratory acreage, and other claims. The lawsuit was filed in the U.S. Bankruptcy Court in Opelousas, Louisiana, in connection with bankruptcy proceedings of XCL-China, Ltd., a co-owner in the Zhao Dong Block. On June 30, 2000, Apache and PetroChina announced having reached agreement to resolve the outstanding issues associated with development of the Zhao Dong Block. The agreement called for PetroChina and the China National Petroleum Corporation to obtain various governmental approvals including approval of the overall development plan. By the middle of February 2001, all of the agreed actions had occurred, including all of the required governmental approvals, and Apache-China's lawsuit was dismissed with prejudice. Apache and the other participants in the Zhao Dong Block are preparing to begin the construction of production facilities and development drilling in accordance with the approved overall development plan.

FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

     - exploiting our existing asset base;

     - acquiring properties to which we can add incremental value; and

     - investing in high-potential exploration prospects.

  Exploiting Existing Asset Base

     Apache seeks to maximize the value of our existing asset base by increasing production and reserves while reducing operating costs per unit. In order to achieve these objectives, we rigorously pursue production enhancement opportunities such as workovers, recompletions, and moderate risk drilling, while divesting marginal and non-strategic properties and other activities to reduce costs. Given the large number of transactions completed over the last two years, Apache's inventory of exploitation opportunities has never been larger as evidenced by our $1 billion capital plan for year 2001, which is largely directed at exploitation activity.

  Acquiring Properties to Which We Can Add Incremental Value

     Apache seeks to purchase reserves at appropriate prices by generally avoiding auction processes where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. In general, recent high prices and Apache's reputation for getting deals done, have created more opportunities to negotiate for properties than was the case several years ago. Transactions made throughout 2000 coupled with those scheduled to close in the first half of 2001 assure that Apache will achieve its 24th consecutive year of production growth at a time that indicated product prices for the year are strong.

  Investing in High-Potential Exploration Prospects

     Apache seeks to concentrate our exploratory investments in a select number of international areas and to become the dominant operator in those regions. We believe that these investments, although higher-risk, offer potential for attractive investment returns and significant reserve additions. Our international investments and exploration activities are a significant component of our long-term growth strategy. They complement our North American operations, which are more development oriented.

     A critical component in implementing our three-pronged growth strategy is maintenance of significant financial flexibility. Apache's recent senior unsecured long-term debt upgrades by Moody's and Standard & Poor's illustrate our commitment to preserving a strong balance sheet and gives us a solid foundation and competitive advantage with which to pursue our growth initiatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $22.56 per barrel to a high of $32.54 per barrel during 2000. Gas price realizations ranged from a monthly low of $2.37 per Mcf to a monthly high of $5.60 per Mcf during the same period.

     The Company periodically enters into hedging activities on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage its exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes. In 2000, Apache recognized a net loss of $90.9 million from hedging activities that decreased oil and gas production revenues. This includes losses of $42.1 million in derivatives and $48.8 million from fixed-price physical gas contracts. Gains or losses on derivative contracts are expected to continue to be offset by sales at the spot market price or to preserve the margin on existing physical gas contracts.

     At December 31, 2000, the Company had open natural gas price swap positions with a positive fair value of $117.5 million. A 10 percent increase in natural gas prices would increase the fair value by $28.0 million. A 10 percent decrease in prices would decrease the fair value by $28.0 million. The Company also had open oil price swap positions at December 31, 2000 with a fair value of $(26.9) million. A 10 percent increase in oil prices would change the fair value by $(11.2) million. A 10 percent decrease in oil prices would change the fair value by $11.2 million. Discount rates used in arriving at fair values range from 6.0 percent for 2001 to 5.9 percent for 2008.

     At December 31, 2000, the Company also had natural gas commodity collars with a fair value of $(94.3) million and oil commodity collars with a fair value of $9.0 million. A 10 percent increase in oil and gas prices would change the fair values of the gas collars and the oil collars by $(42.6) million and $(12.2) million, respectively. A 10 percent decrease in oil and gas prices would change the fair values of the gas collars and the oil collars by $39.2 million and $12.8 million, respectively. The model used to arrive at the fair values for the commodity collars is based on the Black commodity pricing model. Changes in fair value, assuming 10 percent price changes, assume non-constant volatility with volatility based on prevailing market parameters at December 29, 2000.

     Notional volumes associated with the Company's derivative contracts are shown in Note 9 to the Company's consolidated financial statements.

INTEREST RATE RISK

     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 69 percent of the Company's debt. At December 31, 2000, total debt included $680.1 million of floating-rate debt. As a result, Apache's annual interest costs in 2001 will fluctuate based on short-term interest rates on approximately 31 percent of its total debt outstanding at December 31, 2000. The impact on annual cash flow of a 10 percent change in the floating rate (approximately 74 basis points) would be approximately $5.0 million. The Company did not have any open derivative contracts relating to interest rates at December 31, 2000.

FOREIGN CURRENCY RISK

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Australian gas production is sold under fixed-price Australian dollar contracts and over half the costs incurred are paid in Australian dollars. Revenue and disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date. Reported cash flow relating to Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. Substantially all of the Company's international transactions, outside of Canada and Australia, are denominated in U.S. dollars.

     The Company's Polish and Australian subsidiaries have net financial assets that are denominated in a currency other than the functional reporting currency of the subsidiaries. A decrease in value of 10 percent in the Australian dollar and Polish zloty relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency loss of approximately $11.3 million, based on December 31, 2000 amounts. The Company considers its current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 2000.

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

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although Apache makes use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Company's financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-38 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Securities Ownership and Principal Holders" in the proxy statement relating to the Company's 2001 annual meeting of stockholders (the Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table," "Option/SAR Grants Table," "Option/SAR Exercises and Year-End Value Table," "Long-Term Incentive Plans -- Awards in Last Fiscal Year," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

        1. Financial Statements

Report of management........................................    F-1
Report of independent public accountants....................    F-2
Statement of consolidated operations for each of the three
  years in the period ended December 31, 2000...............    F-3
Statement of consolidated cash flows for each of the three
  years in the period ended December 31, 2000...............    F-4
Consolidated balance sheet as of December 31, 2000 and
  1999......................................................    F-5
Statement of consolidated shareholders' equity for each of
  the three years in the period ended December 31, 2000.....    F-6
Notes to consolidated financial statements..................    F-7
Supplemental oil and gas disclosures........................   F-32
Supplemental quarterly financial data.......................   F-38

        2. Financial Statement Schedules

          Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

          3. Exhibits

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
          2.1            -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc., as seller, and
                            Registrant, as buyer, dated December 22, 1994
                            (incorporated by reference to Exhibit 99.3 to
                            Registrant's Current Report on Form 8-K, dated November
                            29, 1994, SEC File No. 1- 4300).
          2.2            -- Amended and Restated Agreement and Plan of Merger among
                            Registrant, XPX Acquisitions, Inc and DEKALB Energy
                            Company, dated December 21, 1994 (incorporated by
                            reference to Exhibit 2.1 to Amendment No. 3 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-57321, filed April 14, 1995).
          2.3            -- Agreement and Plan of Merger among Registrant, YPY
                            Acquisitions, Inc. and The Phoenix Resource Companies,
                            Inc., dated March 27, 1996 (incorporated by reference to
                            Exhibit 2.1 to Registrant's Registration Statement on
                            Form S-4, Registration No. 333-02305, filed April 5,
                            1996).
          3.1            -- Restated Certificate of Incorporation of Registrant,
                            dated December 16, 1999, as filed with the Secretary of
                            State of Delaware on December 17, 1999 (incorporated by
                            reference to Exhibit 99.1 to Registrant's Current Report
                            on Form 8-K, dated December 17, 1999, SEC File No.
                            1-4300).
          3.2            -- Bylaws of Registrant, as amended May 4, 2000
                            (incorporated by reference to Exhibit 3.1 to Registrant's
                            Quarterly Report on Form 10-Q for the quarter ended March
                            31, 2000, SEC File No. 1-4300).
          4.1            -- Form of Certificate for Registrant's Common Stock
                            (incorporated by reference to Exhibit 4.1 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
          4.2            -- Form of Certificate for Registrant's 5.68% Cumulative
                            Preferred Stock, Series B (incorporated by reference to
                            Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to
                            Registrant's Current Report on Form 8-K, dated August 18,
                            1998, SEC File No. 1-4300).
          4.3            -- Form of Certificate for Registrant's Automatically
                            Convertible Equity Securities, Conversion Preferred
                            Stock, Series C (incorporated by reference to Exhibit
                            99.8 to Amendment No. 1 on Form 8-K/A to Registrant's
                            Current Report on Form 8-K, dated April 29, 1999, SEC
                            File No. 1-4300).
          4.4            -- Rights Agreement, dated January 31, 1996, between
                            Registrant and Norwest Bank Minnesota, N.A., rights
                            agent, relating to the declaration of a rights dividend
                            to Registrant's common shareholders of record on January
                            31, 1996 (incorporated by reference to Exhibit (a) to
                            Registrant's Registration Statement on Form 8-A, dated
                            January 24, 1996, SEC File No. 1-4300).
         10.1            -- Credit Agreement, dated June 12, 1997, among the
                            Registrant, the lenders named therein, Morgan Guaranty
                            Trust Company, as Global Documentation Agent and U.S.
                            Syndication Agent, The First National Bank of Chicago, as
                            U.S. Documentation Agent, NationsBank of Texas, N.A., as
                            Co-Agent, Union Bank of Switzerland, Houston Agency, as
                            Co-Agent, and The Chase Manhattan Bank, as Global
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                            dated June 13, 1997, SEC File No. 1-4300).
         10.2            -- Credit Agreement, dated June 12, 1997, among Apache
                            Canada Ltd., a wholly-owned subsidiary of the Registrant,
                            the lenders named therein, Morgan Guaranty Trust Company,
                            as Global Documentation Agent, Royal Bank of Canada, as
                            Canadian Documentation Agent, The Chase Manhattan Bank of
                            Canada, as Canadian Syndication Agent, Bank of Montreal,
                            as Canadian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.2 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
         10.3            -- Credit Agreement, dated June 12, 1997, among Apache
                            Energy Limited and Apache Oil Australia Pty Limited,
                            wholly-owned subsidiaries of the Registrant, the lenders
                            named therein, Morgan Guaranty Trust Company, as Global
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, Sydney Branch, as Australian
                            Documentation Agent, The Chase Manhattan Bank, as
                            Australian Syndication Agent, Citisecurities Limited, as
                            Australian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.3 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
         10.4            -- Fiscal Agency Agreement, dated January 4, 1995, between
                            Registrant and Chemical Bank, as fiscal agent, relating
                            to Registrant's 6% Convertible Subordinated Debentures
                            due 2002 (incorporated by reference to Exhibit 99.2 to
                            Registrant's Current Report on Form 8-K, dated December
                            6, 1994, SEC File No. 1-4300).
         10.5            -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Khalda Area in Western Desert of
                            Egypt by and among Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation and Phoenix Resources
                            Company of Egypt, dated April 6, 1981 (incorporated by
                            reference to Exhibit 19(g) to Phoenix's Annual Report on
                            Form 10-K for year ended December 31, 1984, SEC File No.
                            1-547).

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
         10.6            -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt by and among Arab
                            Republic of Egypt, the Egyptian General Petroleum
                            Corporation and Phoenix Resources Company of Egypt
                            incorporated by reference to Exhibit 10(d)(4) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
         10.7            -- Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix
                            Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10.1 to
                            Phoenix's Registration Statement on Form S-1,
                            Registration No. 33-1069, filed October 23, 1985).
         10.8            -- Amendment, dated March 30, 1989, to Farmout Agreement
                            relating to the Khalda Area Concession, by and between
                            Phoenix Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10(d)(5) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
         10.9            -- Amendment, dated May 21, 1995, to Concession Agreement
                            for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt between Arab Republic of
                            Egypt, the Egyptian General Petroleum Corporation, Repsol
                            Exploracion Egipto S.A., Phoenix Resources Company of
                            Egypt and Samsung Corporation (incorporated by reference
                            to exhibit 10.12 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1997, SEC File No.
                            1-4300).
         10.10           -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area in Western Desert of
                            Egypt, between Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation, Phoenix Resources Company
                            of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993
                            (incorporated by reference to Exhibit 10(b) to Phoenix's
                            Annual Report on Form 10-K for year ended December 31,
                            1993, SEC File No. 1-547).
         10.11           -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area, effective June 16, 1994
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
        +10.12           -- Apache Corporation Corporate Incentive Compensation Plan
                            A (Senior Officers' Plan), dated July 16, 1998
                            (incorporated by reference to Exhibit 10.13 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.13           -- Apache Corporation Corporate Incentive Compensation Plan
                            B (Strategic Objectives Format), dated July 16, 1998
                            (incorporated by reference to Exhibit 10.14 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.14           -- Apache Corporation 401(k) Savings Plan, dated August 1,
                            1997, effective January 1, 1997 (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated August 8, 1997, SEC File No. 1-4300).
        +10.15           -- Amendments to Apache Corporation 401(k) Savings Plan,
                            dated October 21, 1999, effective as of January 1, 1997
                            and 1999.

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
        +10.16           -- Apache Corporation Money Purchase Retirement Plan, dated
                            December 31, 1997, effective January 1, 1997
                            (incorporated by reference to Exhibit 10.19 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997, SEC File No. 1-4300).
        +10.17           -- Amendments to Apache Corporation Money Purchase
                            Retirement Plan, dated October 21, 1999, effective as of
                            January 1, 1997 and 1998.
        +10.18           -- Non-Qualified Retirement/Savings Plan of Apache
                            Corporation, restated as of January 1, 1997, and
                            amendments effective as of January 1, 1997, January 1,
                            1998 and January 1, 1999 (incorporated by reference to
                            Exhibit 10.17 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1998, SEC File No. 1-4300).
        +10.19           -- Amendment to Non-Qualified Retirement/Savings Plan of
                            Apache Corporation, dated February 22, 2000, effective as
                            of January 1, 1999 (incorporated by reference to Exhibit
                            4.7 to Registrant's Registration Statement on Form S-8,
                            Registration No. 333-31092, filed February 25, 2000); and
                            Amendment dated July 27, 2000 (incorporated by reference
                            to Exhibit 4.8 to Amendment No. 1 to Registrant's
                            Registration Statement on Form S-8, Registration No.
                            333-31092, filed August 18, 2000).
       +*10.20           -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated December 14, 2000, effective March 1, 2001.
       +*10.21           -- Apache Corporation 1995 Stock Option Plan, as amended and restated December 14, 2000, effective March 1, 2001.
       +*10.22           -- Apache Corporation 2000 Share Appreciation Plan, dated
                            December 19, 2000, effective October 12, 2000.
       +*10.23           -- Apache Corporation 1996 Performance Stock Option Plan, as
                            amended and restated December 14, 2000, effective March
                            1, 2001.
       +*10.24           -- Apache Corporation 1998 Stock Option Plan, as amended and restated December 14, 2000, effective March 1, 2001.
       +*10.25           -- Apache Corporation 2000 Stock Option Plan, as amended and restated December 14, 2000, effective March 1, 2001.
        +10.26           -- 1990 Employee Stock Option Plan of The Phoenix Resource
                            Companies, Inc., as amended through September 29, 1995,
                            effective April 9, 1990 (incorporated by reference to
                            Exhibit 10.33 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1996, SEC File No. 1-4300).
        +10.27           -- Apache Corporation Income Continuance Plan, as amended
                            and restated February 24, 1988 (incorporated by reference
                            to Exhibit 10.19 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1990, SEC File No.
                            1-4300).
       +*10.28           -- Apache Corporation Deferred Delivery Plan, as amended and restated December 14, 2000.
        +10.29           -- Apache Corporation Non-Employee Directors' Compensation
                            Plan, as amended and restated December 17, 1998
                            (incorporated by reference to Exhibit 10.26 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
       +*10.30           -- Apache Corporation Outside Directors' Retirement Plan, as
                            amended and restated February 8, 2001.

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
       +*10.31           -- Apache Corporation Equity Compensation Plan for
                            Non-Employee Directors, as amended and restated September
                            14, 2000.
        +10.32           -- Amended and Restated Employment Agreement, dated December
                            5, 1990, between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.39 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
        +10.33           -- First Amendment, dated April 4, 1996, to Restated
                            Employment Agreement between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.40 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31,1996, SEC File No. 1-4300).
        +10.34           -- Amended and Restated Employment Agreement, dated December
                            20, 1990, between Registrant and John A. Kocur
                            (incorporated by reference to Exhibit 10.10 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
        +10.35           -- Employment Agreement, dated June 6, 1988, between
                            Registrant and G. Steven Farris (incorporated by
                            reference to Exhibit 10.6 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1989, SEC File
                            No. 1-4300).
        +10.36           -- Conditional Stock Grant Agreement, dated December 17,
                            1998, between Registrant and G. Steven Farris
                            (incorporated by reference to Exhibit 10.33 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
         10.37           -- Amended and Restated Gas Purchase Agreement, effective
                            July 1, 1998, by and among Registrant and MW Petroleum
                            Corporation, as Seller, and Producers Energy Marketing,
                            LLC, as Buyer (incorporated by reference to Exhibit 10.1
                            to Registrant's Current Report on Form 8-K, dated June
                            18, 1998, SEC File No. 1-4300).
        *12.1            -- Statement of Computation of Ratios of Earnings to Fixed
                            Charges and Combined Fixed Charges and Preferred Stock
                            Dividends
        *21.1            -- Subsidiaries of Registrant
        *23.1            -- Consent of Arthur Andersen LLP
        *23.2            -- Consent of Ryder Scott Company L.P., Petroleum
                            Consultants
        *24.1            -- Power of Attorney (included as a part of the signature
                            pages to this report)

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

     (b) Reports on Form 8-K

     There were no current reports on Form 8-K filed by Apache during the fiscal quarter ended December 31, 2000.

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

Dated: March 22, 2001

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

                        NAME                           TITLE                                 DATE
                        ----                           -----                                 ----
                  /s/ RAYMOND PLANK                    Chairman and Chief Executive     March 22, 2001
-----------------------------------------------------  Officer (Principal Executive
                    Raymond Plank                      Officer)

                   /s/ ROGER PLANK                     Executive Vice President and     March 22, 2001
-----------------------------------------------------  Chief Financial Officer
                     Roger Plank                       (Principal Financial Officer)

               /s/ THOMAS L. MITCHELL                  Vice President and Controller    March 22, 2001
-----------------------------------------------------  (Principal Accounting Officer)
                 Thomas L. Mitchell

                        NAME                           TITLE                                 DATE
                        ----                           -----                                 ----
               /s/ FREDERICK M. BOHEN                  Director                         March 22, 2001
-----------------------------------------------------
                 Frederick M. Bohen

                /s/ G. STEVEN FARRIS                   Director                         March 22, 2001
-----------------------------------------------------
                  G. Steven Farris

               /s/ RANDOLPH M. FERLIC                  Director                         March 22, 2001
-----------------------------------------------------
                 Randolph M. Ferlic

               /s/ EUGENE C. FIEDOREK                  Director                         March 22, 2001
-----------------------------------------------------
                 Eugene C. Fiedorek

               /s/ A. D. FRAZIER, JR.                  Director                         March 22, 2001
-----------------------------------------------------
                 A. D. Frazier, Jr.

                  /s/ JOHN A. KOCUR                    Director                         March 22, 2001
-----------------------------------------------------
                    John A. Kocur

             /s/ GEORGE D. LAWRENCE, JR.               Director                         March 22, 2001
-----------------------------------------------------
               George D. Lawrence, Jr.

                 /s/ MARY RALPH LOWE                   Director                         March 22, 2001
-----------------------------------------------------
                   Mary Ralph Lowe

                  /s/ F. H. MERELLI                    Director                         March 22, 2001
-----------------------------------------------------
                    F. H. Merelli

                /s/ RODMAN D. PATTON                   Director                         March 22, 2001
-----------------------------------------------------
                  Rodman D. Patton

                /s/ CHARLES J. PITMAN                  Director                         March 22, 2001
-----------------------------------------------------
                  Charles J. Pitman

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

                                            Raymond Plank
                                            Chairman of the Board
                                            and Chief Executive Officer

                                            Roger B. Plank
                                            Executive Vice President
                                            and Chief Financial Officer

                                            Thomas L. Mitchell
                                            Vice President and Controller
                                            (Chief Accounting Officer)

Houston, Texas
March 12, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the consolidated financial statements, effective January 1, 2000 the Company changed its method of accounting for crude oil inventories.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 12, 2001

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2000            1999            1998
                                                           -------------   -------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES:
  Oil and gas production revenues........................   $2,290,759      $1,143,946      $ 761,188
  Equity in income (loss) of affiliates..................          862             153         (1,558)
  Other revenues.........................................       (7,717)          2,454            840
                                                            ----------      ----------      ---------
                                                             2,283,904       1,146,553        760,470
                                                            ----------      ----------      ---------
OPERATING EXPENSES:
  Depreciation, depletion and amortization:
     Recurring...........................................      583,546         442,844        382,807
     Additional..........................................           --              --        243,178
  Lease operating costs..................................      255,251         190,576        182,138
  Severance and other taxes..............................       59,173          32,400         28,642
  Administrative, selling and other......................       75,615          53,894         40,731
  Financing costs:
     Interest expense....................................      168,121         132,986        119,703
     Amortization of deferred loan costs.................        2,726           4,854          4,496
     Capitalized interest................................      (62,000)        (53,231)       (49,279)
     Interest income.....................................       (2,209)         (2,343)        (4,383)
                                                            ----------      ----------      ---------
                                                             1,080,223         801,980        948,033
                                                            ----------      ----------      ---------
INCOME (LOSS) BEFORE INCOME TAXES........................    1,203,681         344,573       (187,563)
  Provision (benefit) for income taxes...................      483,086         143,718        (58,176)
                                                            ----------      ----------      ---------
INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE......      720,595         200,855       (129,387)
  Cumulative effect of change in accounting principle,
     net of income tax...................................       (7,539)             --             --
                                                            ----------      ----------      ---------
NET INCOME (LOSS)........................................      713,056         200,855       (129,387)
  Preferred stock dividends..............................       19,988          14,449          2,004
                                                            ----------      ----------      ---------
INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCK..................................................   $  693,068      $  186,406      $(131,391)
                                                            ==========      ==========      =========

BASIC NET INCOME (LOSS) PER COMMON SHARE:
  Before change in accounting principle..................   $     5.94      $     1.73      $   (1.34)
  Cumulative effect of change in accounting principle....         (.07)             --             --
                                                            ----------      ----------      ---------
                                                            $     5.87      $     1.73      $   (1.34)
                                                            ==========      ==========      =========
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
  Before change in accounting principle..................   $     5.73      $     1.72      $   (1.34)
  Cumulative effect of change in accounting principle....         (.06)             --             --
                                                            ----------      ----------      ---------
                                                            $     5.67      $     1.72      $   (1.34)
                                                            ==========      ==========      =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------   -----------   ---------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   713,056   $   200,855   $(129,387)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization..............      583,546       442,844     625,985
      Provision (benefit) for deferred income taxes.........      350,703        77,494     (81,856)
      Amortization of deferred loan costs...................        2,726         4,854       4,496
      Cumulative effect of change in accounting principle...        7,539            --          --
      Other.................................................        9,719         1,533          --
  Other non-operating activities............................        8,251          (387)      1,887
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    (Increase) decrease in receivables......................     (253,721)     (103,167)     65,487
    (Increase) decrease in advances to oil and gas ventures
      and other.............................................       (6,167)      (15,330)      3,879
    (Increase) decrease in deferred charges and other.......       (1,562)       (2,356)     13,238
    Increase (decrease) in payables.........................      111,841        24,912     (65,851)
    Increase (decrease) in accrued expenses.................       45,281        26,233     (12,161)
    Increase (decrease) in advances from gas purchasers.....      (27,850)      (24,512)     50,922
    Increase (decrease) in deferred credits and noncurrent
      liabilities...........................................      (13,976)        5,201      (5,128)
                                                              -----------   -----------   ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........    1,529,386       638,174     471,511
                                                              -----------   -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (1,010,528)     (591,316)   (699,509)
  Non-cash portion of net oil and gas property additions....       42,934       (19,884)     38,774
  Acquisition of Phillips properties........................     (490,250)           --          --
  Acquisition of Occidental properties......................     (321,206)           --          --
  Acquisition of Collins & Ware properties..................     (320,682)           --          --
  Acquisition of Repsol properties..........................     (118,678)           --          --
  Acquisition of Shell Offshore properties..................           --      (687,677)         --
  Acquisition of Shell Canada properties....................           --      (517,815)         --
  Acquisition of British-Borneo interests, net of cash
    acquired................................................           --       (83,590)         --
  Acquisition of Novus subsidiaries, net of cash acquired...           --        (5,758)    (48,499)
  Proceeds from sales of oil and gas properties.............       26,271       155,226     194,147
  Other, net................................................      (36,875)      (18,937)      2,967
                                                              -----------   -----------   ---------
         NET CASH USED IN INVESTING ACTIVITIES..............   (2,229,014)   (1,769,751)   (512,120)
                                                              -----------   -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................    1,125,981     1,602,871     551,897
  Payments on long-term debt................................     (793,531)   (1,075,821)   (556,141)
  Dividends paid............................................      (52,945)      (42,264)    (28,204)
  Issuance (repurchase) of preferred stock..................       (2,613)      210,490      98,630
  Issuance of common stock..................................      465,306       455,381       1,240
  Payments to acquire treasury stock........................      (17,730)      (15,603)    (21,418)
  Cost of debt and equity transactions......................         (838)       (4,843)       (544)
                                                              -----------   -----------   ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..........      723,630     1,130,211      45,460
                                                              -----------   -----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       24,002        (1,366)      4,851
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       13,171        14,537       9,686
                                                              -----------   -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    37,173   $    13,171   $  14,537
                                                              ===========   ===========   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    37,173   $    13,171
  Receivables...............................................      506,723       259,530
  Inventories...............................................       54,764        45,113
  Advances to oil and gas ventures and other................       31,360        25,254
                                                              -----------   -----------
                                                                  630,020       343,068
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
    Proved properties.......................................    9,423,922     7,409,787
    Unproved properties and properties under development,
     not being amortized....................................      977,491       869,108
  Gas gathering, transmission and processing facilities.....      573,621       442,437
  Other.....................................................      119,590       105,635
                                                              -----------   -----------
                                                               11,094,624     8,826,967
  Less: Accumulated depreciation, depletion and
    amortization............................................   (4,282,162)   (3,711,109)
                                                              -----------   -----------
                                                                6,812,462     5,115,858
                                                              -----------   -----------
OTHER ASSETS:
  Deferred charges and other................................       39,468        43,617
                                                              -----------   -----------
                                                              $ 7,481,950   $ 5,502,543
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    25,000   $     6,158
  Accounts payable..........................................      259,120       148,309
  Accrued operating expense.................................       23,893        18,226
  Accrued exploration and development.......................      143,916       101,490
  Accrued compensation and benefits.........................       34,695        22,631
  Accrued interest..........................................       25,947        28,118
  Other accrued expenses....................................       40,776        11,846
                                                              -----------   -----------
                                                                  553,347       336,778
                                                              -----------   -----------
LONG-TERM DEBT..............................................    2,193,258     1,879,650
                                                              -----------   -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................      699,833       360,324
  Advances from gas purchasers..............................      153,106       180,956
  Other.....................................................      127,766        75,408
                                                              -----------   -----------
                                                                  980,705       616,688
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
    authorized --
    Series B, 5.68% Cumulative Preferred Stock,
      100,000 shares issued and outstanding.................       98,387        98,387
    Series C, 6.5% Conversion Preferred Stock, 138,482 and
      140,000 shares issued and outstanding, respectively...      208,207       210,490
  Common stock, $1.25 par, 215,000,000 shares authorized
    126,500,776 and 116,403,013 shares issued,
    respectively............................................      158,126       145,504
  Paid-in capital...........................................    2,173,183     1,717,027
  Retained earnings.........................................    1,226,531       558,721
  Treasury stock, at cost, 2,866,028 and 2,406,549 shares,
    respectively............................................      (69,562)      (52,256)
  Accumulated other comprehensive loss......................      (40,232)       (8,446)
                                                              -----------   -----------
                                                                3,754,640     2,669,427
                                                              -----------   -----------
                                                              $ 7,481,950   $ 5,502,543
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                              SERIES B    SERIES C
                                              COMPREHENSIVE   PREFERRED   PREFERRED    COMMON     PAID-IN      RETAINED    TREASURY
                                                 INCOME         STOCK       STOCK      STOCK      CAPITAL      EARNINGS     STOCK
                                              -------------   ---------   ---------   --------   ----------   ----------   --------
                                                                                 (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997...................                  $    --    $     --    $118,098   $1,085,063   $  561,981   $(15,506)
  Comprehensive income:
    Net loss.................................   $(129,387)          --          --          --           --     (129,387)        --
    Currency translation adjustments.........     (12,745)          --          --          --           --           --         --
                                                ---------
  Comprehensive loss.........................   $(142,132)
                                                =========
  Dividends:
    Preferred................................                       --          --          --           --       (2,004)        --
    Common ($.28 per share)..................                       --          --          --           --      (27,492)        --
  Preferred shares issued....................                   98,387          --          --           --           --         --
  Common shares issued.......................                       --          --       6,640      160,675           --         --
  Treasury shares purchased, net.............                       --          --          --           --           --    (21,418)
                                                               -------    --------    --------   ----------   ----------   --------
BALANCE, DECEMBER 31, 1998...................                   98,387          --     124,738    1,245,738      403,098    (36,924)
  Comprehensive income:
    Net income...............................   $ 200,855           --          --          --           --      200,855         --
    Currency translation adjustments.........      24,543           --          --          --           --           --         --
    Unrealized gain on marketable securities,
      net of applicable income tax of $129...         215           --          --          --           --           --         --
                                                ---------
  Comprehensive income.......................   $ 225,613
                                                =========
  Dividends:
    Preferred................................                       --          --          --           --      (14,449)        --
    Common ($.28 per share)..................                       --          --          --           --      (30,783)        --
  Preferred shares issued....................                       --     210,490          --           --           --         --
  Common shares issued.......................                       --          --      20,766      471,289           --         --
  Treasury shares purchased, net.............                       --          --          --           --           --    (15,332)
                                                               -------    --------    --------   ----------   ----------   --------
BALANCE, DECEMBER 31, 1999...................                   98,387     210,490     145,504    1,717,027      558,721    (52,256)
  Comprehensive income:
    Net income...............................   $ 713,056           --          --          --           --      713,056         --
    Currency translation adjustments.........     (31,389)          --          --          --           --           --         --
    Unrealized loss on marketable securities,
      net of applicable income tax benefit of
      $223...................................        (397)          --          --          --           --           --         --
                                                ---------
  Comprehensive income.......................   $ 681,270
                                                =========
  Dividends:
    Preferred................................                       --          --          --           --      (19,658)        --
    Common ($.21 per share)..................                       --          --          --           --      (25,258)        --
  Preferred stock repurchased................                       --      (2,283)         --           --         (330)        --
  Common shares issued.......................                       --          --      12,622      455,728           --         --
  Treasury shares purchased, net.............                       --          --          --          428           --    (17,306)
                                                               -------    --------    --------   ----------   ----------   --------
BALANCE, DECEMBER 31, 2000...................                  $98,387    $208,207    $158,126   $2,173,183   $1,226,531   $(69,562)
                                                               =======    ========    ========   ==========   ==========   ========

                                               ACCUMULATED
                                                  OTHER           TOTAL
                                              COMPREHENSIVE   SHAREHOLDERS'
                                              INCOME (LOSS)       EQUITY
                                              -------------   --------------
                                                      (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997...................   $(20,459)       $1,729,177
  Comprehensive income:
    Net loss.................................         --          (129,387)
    Currency translation adjustments.........    (12,745)          (12,745)
  Comprehensive loss.........................
  Dividends:
    Preferred................................         --            (2,004)
    Common ($.28 per share)..................         --           (27,492)
  Preferred shares issued....................         --            98,387
  Common shares issued.......................         --           167,315
  Treasury shares purchased, net.............         --           (21,418)
                                                --------        ----------
BALANCE, DECEMBER 31, 1998...................    (33,204)        1,801,833
  Comprehensive income:
    Net income...............................         --           200,855
    Currency translation adjustments.........     24,543            24,543
    Unrealized gain on marketable securities,
      net of applicable income tax of $129...        215               215
  Comprehensive income.......................
  Dividends:
    Preferred................................         --           (14,449)
    Common ($.28 per share)..................         --           (30,783)
  Preferred shares issued....................         --           210,490
  Common shares issued.......................         --           492,055
  Treasury shares purchased, net.............         --           (15,332)
                                                --------        ----------
BALANCE, DECEMBER 31, 1999...................     (8,446)        2,669,427
  Comprehensive income:
    Net income...............................         --           713,056
    Currency translation adjustments.........    (31,389)          (31,389)
    Unrealized loss on marketable securities,
      net of applicable income tax benefit of
      $223...................................       (397)             (397)
  Comprehensive income.......................
  Dividends:
    Preferred................................         --           (19,658)
    Common ($.21 per share)..................         --           (25,258)
  Preferred stock repurchased................         --            (2,613)
  Common shares issued.......................         --           468,350
  Treasury shares purchased, net.............         --           (16,878)
                                                --------        ----------
BALANCE, DECEMBER 31, 2000...................   $(40,232)       $3,754,640
                                                ========        ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into three U.S. operating regions (Offshore, Southern and Midcontinent) and a Canadian region. Approximately 80 percent of the Company's proved reserves are located in North America. Internationally, Apache has exploration and production interests in Egypt and offshore Western Australia, and exploration interests in Poland and offshore The People's Republic of China (China).

     Apache holds interests in many of its U.S., Canadian and international properties through operating subsidiaries, such as Apache Canada Ltd., DEK Energy Company (DEKALB, formerly known as DEKALB Energy Company), Apache Energy Limited (formerly known as Hadson Energy Limited), Apache International, Inc., and Apache Overseas, Inc.

     The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves. A substantial portion of the Company's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 53 percent of Apache's 2000 production on an energy equivalent basis, the Company is affected more by fluctuations in natural gas prices than in oil prices.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company's interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated. Apache's investment in Producers Energy Marketing LLC (ProEnergy) and a pipeline partnership in Western Australia were accounted for using the equity method for the periods of ownership.

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

     Inventories -- Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted average cost or market, and oil produced but not sold, stated at the lower of cost (a combination of production costs and depreciation, depletion and amortization (DD&A) expense) or market.

     Property and Equipment -- The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Exclusive of field-level costs, Apache capitalized $22.6 million, $14.2 million and $12.2 million of internal costs in 2000, 1999 and 1998, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Internal costs attributable to the management of the Company's producing properties, before recoveries from industry partners, totaled $29.4 million, $24.4 million and $23.1 million in 2000, 1999 and 1998, respectively, and are

                      APACHE CORPORATION AND SUBSIDIARIES
included in operating costs in the Company's statement of consolidated operations. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

     Apache computes the provision for recurring DD&A of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized interest costs are excluded from the amortization base until the properties associated with these costs are evaluated. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. These future costs are generally estimated by engineers employed by Apache.

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

     Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Accumulated depreciation for these assets totaled $131.2 million and $97.4 million at December 31, 2000 and 1999, respectively.

     Accounts Payable -- Included in accounts payable at December 31, 2000 and 1999, are liabilities of approximately $55.5 million and $41.6 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.

     Revenue Recognition -- Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. Differences between volumes sold and entitled volumes create gas imbalances which are generally reflected as adjustments to reported proved gas reserves and future cash flows in the Company's supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of Apache's proved gas reserves at December 31, 2000. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.

                      APACHE CORPORATION AND SUBSIDIARIES

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts), as defined, be recorded in the balance sheet as either an asset or liability measured at fair value, and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows unrealized gains and losses to be deferred in other comprehensive income (for the effective portion of the hedge) until such time as the hedged transaction occurs, and requires that a company formally document, designate, and assess the effectiveness of derivative instruments that receive hedge accounting treatment.

     Apache adopted SFAS No. 133 on January 1, 2001. The Company recognized a derivative asset of $121.5 million reflecting the fair value of gas price swaps entered into in connection with the advances from gas purchasers described in
Note 6. A liability in the same amount was recorded to reflect the obligation to deliver gas at current forward market prices in excess of the contractual prices at the inception of the transactions. All other derivative instruments, as discussed in Note 9, were recorded at fair value representing a net liability of $116.2 million on the date of adoption. The offset to this liability is a charge of $71.3 million, net of income taxes, reported in other comprehensive income in the consolidated balance sheet. However, the FASB continues to deliberate the appropriate accounting for the portion of the transition adjustment associated with the time value component of option contracts (zero-cost collars) used by the Company to manage its exposure to oil and gas price volatility. If the FASB determines that the time value component of option contracts should be recorded in earnings at transition, the Company would be required to record a cumulative effect-type loss to earnings on January 1, 2001 of $21.2 million, net of income taxes.

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

     Foreign Currency Translation -- The U.S. dollar is considered the functional currency for each of the Company's international operations, except for its Canadian subsidiary whose functional currency is the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiary's foreign currency

                      APACHE CORPORATION AND SUBSIDIARIES
financial statements into U.S. dollar equivalents are reported separately and accumulated in other comprehensive income. For other international operations, transaction gains and losses are recognized in net income.

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

     Change in Accounting Principle -- In December 2000, the staff of the Securities and Exchange Commission (SEC) announced that commodity inventories should be carried at cost, not market value, despite longstanding industry practice. As a result, Apache changed its accounting for crude oil inventories in the fourth quarter of 2000, retroactive to the beginning of the year, and recognized a non-cash cumulative-effect charge to earnings effective January 1, 2000 of $7.5 million, net of income tax, to value crude oil inventory at cost. Quarterly results for 2000 also were restated to reflect this change in accounting (see Supplemental Quarterly Financial Data).

2. ACQUISITIONS AND DIVESTITURES

  Acquisitions

     On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol YPF (Repsol), for approximately $118.7 million, plus assumed liabilities of approximately $29.8 million. The acquisition included estimated proved reserves of approximately 28.7 million barrels of oil equivalent (MMboe) as of the acquisition date.

     On June 30, 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware, Inc. (Collins & Ware) for approximately $320.7 million. The acquisition included estimated proved reserves of approximately 83.7 MMboe as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

     On August 17, 2000, Apache completed the acquisition of a Delaware limited liability company (LLC) owned by subsidiaries of Occidental Petroleum Corporation (Occidental) and the related natural gas production for approximately $321.2 million, plus future payments of approximately $44.0 million over four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the

                      APACHE CORPORATION AND SUBSIDIARIES

Gulf of Mexico. The acquisition included estimated proved reserves of approximately 53.1 MMboe as of the acquisition date.

     On December 29, 2000, Apache completed the acquisition of Canadian properties from Canadian affiliates of Phillips Petroleum Company (Phillips) for approximately $490.3 million. The acquisition included estimated proved reserves of approximately 70.0 MMboe as of the acquisition date. The properties comprise approximately 212,000 net developed acres and 275,000 net undeveloped acres, 786 square miles of 3-D seismic and 4,155 miles of 2-D seismic located in the Zama area of Northwest Alberta. The assets also include three sour gas plants with a total capacity of 150 million cubic feet (MMcf) per day, 13 compressor stations and 150 miles of owned and operated gas gathering lines.

     In 2000, the Company also completed tactical regional acquisitions for cash consideration totaling $104.0 million. These acquisitions added approximately
18.3 MMboe to the Company's proved reserves.

     On February 1, 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of $67.7 million. The Petsec transaction included estimated proved reserves of approximately 10.2 MMboe as of the acquisition date.

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

     The purchase price was allocated to the assets purchased and the liabilities assumed in the British-Borneo transaction based upon the fair values on the date of acquisition, as follows (in thousands):

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

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Shell Offshore and Shell Canada acquisitions occurred on January 1, 1998, and the

                      APACHE CORPORATION AND SUBSIDIARIES

Collins & Ware, Occidental and Phillips acquisitions occurred on January 1, 1999. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------
                                       2000                       1999                       1998
                             ------------------------   ------------------------   ------------------------
                             AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                             -----------   ----------   -----------   ----------   -----------   ----------
(UNAUDITED)                                   (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Revenues...................  $2,283,904    $2,576,941   $1,146,553    $1,620,301    $ 760,470    $1,104,700
Net income (loss)..........     713,056       771,047      200,855       243,946     (129,387)      (81,206)
Preferred stock
  dividends................      19,988        19,988       14,449        19,738        2,004        16,109
Income (loss) attributable
  to common stock..........     693,068       751,059      186,406       224,208     (131,391)      (97,315)
Net income (loss) per
  common share:
  Basic....................  $     5.87    $     6.09   $     1.73    $     1.82    $   (1.34)   $     (.85)
  Diluted..................        5.67          5.88         1.72          1.81        (1.34)         (.85)
Average common shares
  outstanding..............     117,979       123,358      107,936       123,123       98,066       114,016

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

     The total purchase price for the two stages of the Novus transaction was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):

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

                      APACHE CORPORATION AND SUBSIDIARIES

  Pending Acquisitions

     On October 9, 2000, Apache and Shell Overseas Holdings (Shell) signed a definitive agreement to acquire Fletcher Challenge Energy (Fletcher). Apache's share of the transaction includes Fletcher subsidiaries with properties in Canada's Western Sedimentary Basin and Argentina with proved reserves of 713 billion cubic feet of natural gas equivalent for approximately $627 million, subject to normal post closing adjustments. A portion of the acquired gas production has been hedged by Fletcher. The transaction is scheduled to close in the first quarter of 2001, with an effective date of July 1, 2000. In a related transaction, Shell will purchase 1.64 million restricted shares of Apache common stock for $100 million. Proceeds from this sale are intended to be used to fund the acquisition, with the remainder to be provided by debt.

     On January 23, 2001, Apache announced the acquisition of substantially all of Repsol's oil and gas concession interests in Egypt for approximately $410 million with an effective date of January 1, 2001. The properties include interests in seven Western Desert concessions. The Company already holds interests in six of the seven concessions. The transaction will be funded with debt and is expected to close in the first half of 2001.

  Divestitures

     During 2000, Apache sold proprietary rights to certain Canadian seismic data and various non-strategic oil and gas properties, collecting cash of $26.3 million.

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

3. INVESTMENTS IN EQUITY SECURITIES

     Apache has certain investments in equity securities which are classified as "available for sale" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The aggregate cost basis totaled $1.3 million and $2.3 million at December 31, 2000 and 1999, respectively. The aggregate fair value approximated $987,000 and the unrealized loss was approximately $276,000 at December 31, 2000. The aggregate fair value approximated $2.6 million and the unrealized gain was approximately $300,000 at December 31, 1999. At December 31, 1998, Apache had no investments in equity securities.

     The Company realized an aggregate gain from the sale of equity securities totaling $752,000 during 2000, gains totaling $234,000 during 1999 and losses of $364,000 during 1998. Apache utilizes the average cost method in computing realized gains or losses, which are included in other revenues in the accompanying statement of consolidated operations.

                      APACHE CORPORATION AND SUBSIDIARIES

4. DEBT

  Long-Term Debt

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Apache:
  Money market lines of credit..............................  $   25,000   $    6,158
  Commercial paper, expected to be refinanced...............     510,100           --
  9.25-percent notes due 2002, net of discount..............      99,926       99,882
  7-percent notes due 2018, net of discount.................     148,339      148,291
  7.625-percent notes due 2019, net of discount.............     149,085      149,063
  7.7-percent notes due 2026, net of discount...............      99,650       99,646
  7.95-percent notes due 2026, net of discount..............     178,577      178,560
  7.375-percent debentures due 2047, net of discount........     147,998      147,993
  7.625-percent debentures due 2096, net of discount........     149,175      149,175
                                                              ----------   ----------
                                                               1,507,850      978,768
                                                              ----------   ----------
Subsidiary and other obligations:
  Global credit facility -- Australia.......................      95,000      116,000
  Revolving credit facility -- Egypt........................      50,000      196,590
  DEKALB 9.875-percent notes due 2000.......................          --       29,225
  Apache Finance Australia 6.5-percent notes due 2007, net
     of discount............................................     169,023      168,916
  Apache Finance Australia 7-percent notes due 2009, net of
     discount...............................................      99,425       99,376
  Apache Finance Canada 7.75-percent notes due 2029, net of
     discount...............................................     296,960      296,933
                                                              ----------   ----------
                                                                 710,408      907,040
                                                              ----------   ----------
Total debt..................................................   2,218,258    1,885,808
Less: current maturities....................................     (25,000)      (6,158)
                                                              ----------   ----------
Long-term debt..............................................  $2,193,258   $1,879,650
                                                              ==========   ==========

     On July 14, 2000, Apache entered into a new $500 million, 364-day revolving credit facility with a group of banks. The terms of this new facility are substantially the same as those of Apache's global credit facility. The new facility will be used, along with the U.S. portion of the global credit facility, to support Apache's commercial paper program.

     In June 1997, Apache replaced its $1 billion global borrowing-base credit facility with a new $1 billion global corporate credit facility (global credit facility). The global credit facility consists of three separate bank facilities: a $700 million facility in the United States; a $175 million facility in Australia; and a $125 million facility in Canada. The global credit facility enables Apache to draw on the entire $1 billion facility without restrictions tied to periodic revaluation of the Company's oil and gas reserves. Under the financial covenants of the global credit facility, the Company must
(i) maintain a consolidated tangible net worth, as defined, of at least $1.5 billion as of December 31, 2000, which is adjusted for subsequent earnings, and
(ii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The Company was in compliance with all financial covenants at December 31, 2000.

     As of December 31, 2000, the global credit facility was scheduled to mature on June 12, 2002, in the amount of $30 million and the remaining $970 million on June 12, 2003. In February 2001, the $30 million of commitments scheduled to mature on June 12, 2002, were extended one year, resulting in the entire credit facility maturing on June 12, 2003. At the Company's option, the interest rate is based on (i) the greater of (a) The Chase Manhattan Bank's prime rate or (b) the federal funds rate plus one-half of one percent,

                      APACHE CORPORATION AND SUBSIDIARIES

(ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating, or (iii) a margin that is determined by competitive bids from the participating banks. At December 31, 2000, the margin over LIBOR for committed loans was .17 percent. The Company also pays a quarterly facility fee of .08 percent on the total amount of each of the three facilities, which fee varies based upon the Company's senior long-term debt rating.

     As of December 31, 2000, Apache's available borrowing capacity under its global credit facility and 364-day revolving credit facility was $894.9 million.

     At December 31, 2000, the Company also had certain uncommitted money market lines of credit which are used from time to time for working capital purposes. As of December 31, 2000, an aggregate of $25 million was outstanding under such credit lines.

     In January 1997, the Company established a $300 million commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. In June 1997, Apache expanded its commercial paper program to $700 million from $300 million to provide access to additional low-cost, short-term funds. In July 2000, the Company further expanded its commercial paper program to $1.2 billion. The commercial paper balance at December 31, 2000, was classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under the U.S. portion of the global credit facility and 364-day revolving credit facility. The weighted average interest rate for commercial paper was 6.56 percent in 2000.

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

                      APACHE CORPORATION AND SUBSIDIARIES

     Upon certain changes in control, the debt instruments described in the preceding six paragraphs would be subject to mandatory repurchase.

     In October 1997, three of the Company's Egyptian subsidiaries entered into a secured, revolving credit facility with a group of banks. The facility originally provided for total commitments of $250 million, with availability determined by a borrowing base formula predicated upon those subsidiaries' oil and gas reserve quantities, forecast rates of production, and future oil and gas prices. The borrowing base is $151 million at December 31, 2000 and will be redetermined semi-annually. In May 2000, the commitments under the facility began a scheduled reduction by set increments every six months. The commitments at December 31, 2000, totaled $212.5 million. The facility is presently secured solely by assets associated with the Company's Qarun and Khalda concessions and shares of stock of the Company's subsidiaries holding those concessions, with provisions that will permit the inclusion of other of the Company's Egyptian subsidiaries as borrowers with security interests on such subsidiaries' assets and shares of stock. Interest is assessed at LIBOR plus a margin of .375 percent, which increased to .625 percent on January 3, 2001. A quarterly fee of
 .375 percent is payable on the available portion of the commitments, while a quarterly fee of .1875 percent is payable on the difference between the borrowing base and the total amount of commitments under the facility. The facility is scheduled to mature on January 3, 2003.

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

     In December 2000, Moody's Investor Service, Inc. upgraded the Company's senior unsecured long-term debt rating from Baa1 to A3 and confirmed its commercial paper rating of Prime-2. In January 2001, Standard & Poor's Corporate Ratings Group upgraded the Company's senior unsecured long-term debt rating from BBB+ to A- and confirmed its commercial paper rating of A-2. The Fitch, Inc. senior unsecured long-term debt rating of A- and commercial paper rating of F-2 also were confirmed.

     As of December 31, 2000 and 1999, the Company had approximately $15.4 million and $16.8 million, respectively, of unamortized costs associated with its various debt obligations. These costs are reflected as deferred charges in the accompanying consolidated balance sheet and are being amortized over the life of the related debt.

     The indentures for the notes described above place certain restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions.

                      APACHE CORPORATION AND SUBSIDIARIES

  Aggregate Maturities of Debt

                                                         (IN THOUSANDS)
2001...................................................    $   25,000
2002...................................................       149,926
2003...................................................       605,100
2004...................................................            --
2005...................................................            --
Thereafter.............................................     1,438,232
                                                           ----------
                                                           $2,218,258
                                                           ==========

5. INCOME TAXES

     Income (loss) before income taxes is composed of the following:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2000        1999       1998
                                                     ----------   --------   ---------
                                                              (IN THOUSANDS)
United States......................................  $  654,136   $143,680   $(241,861)
International......................................     549,545    200,893      54,298
                                                     ----------   --------   ---------
          Total....................................  $1,203,681   $344,573   $(187,563)
                                                     ==========   ========   =========

     The total provision (benefit) for income taxes consists of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Current taxes:
  Federal............................................  $ 12,000    $     --    $     --
  Foreign............................................   120,383      66,224      23,680
Deferred taxes.......................................   350,703      77,494     (81,856)
                                                       --------    --------    --------
          Total......................................  $483,086    $143,718    $(58,176)
                                                       ========    ========    ========

     The deferred income tax provision shown above includes amounts related to the compensation component of non-qualified stock options exercised in each year for which the benefit was credited directly to shareholders' equity.

     A reconciliation of the federal statutory income tax amounts to the effective amounts is shown below:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Statutory income tax.................................  $421,288    $120,601    $(65,647)
State income tax, less federal benefit...............     9,650       8,482          38
Taxation of foreign operations.......................    52,354      24,519       8,710
Decrease in Australia corporate income tax rate......        --     (16,979)         --
U.S. taxes on repatriation of Egyptian earnings......        --       7,136          --
All other, net.......................................      (206)        (41)     (1,277)
                                                       --------    --------    --------
                                                       $483,086    $143,718    $(58,176)
                                                       ========    ========    ========

                      APACHE CORPORATION AND SUBSIDIARIES

     The net deferred tax liability is comprised of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Deferred income...........................................  $ (1,799)  $  (6,238)
  Federal net operating loss carryforwards..................        --     (81,047)
  State net operating loss carryforwards....................    (9,481)     (8,989)
  Statutory depletion carryforwards.........................    (4,075)     (4,075)
  Alternative minimum tax credits...........................   (13,118)     (9,141)
  Accrued expenses and liabilities..........................    (8,413)     (6,970)
  Other.....................................................    (6,201)    (13,332)
                                                              --------   ---------
          Total deferred tax assets.........................   (43,087)   (129,792)
Valuation allowance.........................................     1,649       1,704
                                                              --------   ---------
     Net deferred tax assets................................   (41,438)   (128,088)
                                                              --------   ---------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................   738,132     485,428
  Other.....................................................     3,139       2,984
                                                              --------   ---------
          Total deferred tax liabilities....................   741,271     488,412
                                                              --------   ---------
Net deferred income tax liability...........................  $699,833   $ 360,324
                                                              ========   =========

     U.S. deferred taxes have not been provided on foreign earnings totaling $904.3 million, which are permanently reinvested abroad. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

     At December 31, 2000, the Company had U.S. and foreign statutory depletion carryforwards totaling $10.9 million that can be carried forward indefinitely. The Company has alternative minimum tax (AMT) credit carryforwards of $13.1 million that can be carried forward indefinitely, but which can be used only to reduce regular tax liabilities in excess of AMT liabilities. The Company has investment and other tax credit carryforwards of $1.6 million that most likely will be utilized or expire in 2001, which have been fully reserved through a valuation allowance.

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

                      APACHE CORPORATION AND SUBSIDIARIES

Apache a monthly fee of $.07 per MMBtu on the contracted volumes. The net result of these related transactions is that gas delivered to the purchaser is reported as revenue at prevailing spot prices with Apache realizing a premium associated with the monthly fee paid by the purchaser.

     In December 1994, Apache received $67.4 million from a purchaser as an advance payment for future natural gas deliveries of 20,000 MMBtu per day over a six-year period commencing January 1995. As a condition of the arrangement with the purchaser, Apache entered into a gas price swap contract with a third party under which Apache became a fixed price payor for identical volumes at prices starting at $1.81 per MMBtu in 1995 and escalating at $.10 per MMBtu per year through 2000. The net result of these related transactions is that gas delivered to the purchaser is reported as revenue at prevailing spot prices with Apache realizing a $.05 per MMBtu premium associated with a monthly fee paid by the purchaser. This agreement expired at the end of 2000.

     Contracted volumes relating to these arrangements are included in the Company's supplemental oil and gas disclosures.

     These advance payments have been classified as advances from gas purchasers in the accompanying consolidated balance sheet and are being reduced as gas is delivered to the purchasers under the terms of the contracts. At December 31, 2000 and 1999, advances of $153.1 and $181.0 million, respectively, were outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, plus or minus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on a rate of 8 percent on the 1998 and 1997 advances, and 9.5 percent on the 1994 advances.

7. CAPITAL STOCK

  Common Stock Outstanding

                                                            2000          1999          1998
                                                         -----------   -----------   ----------
Balance, beginning of year.............................  113,996,464    97,769,122   93,304,541
Treasury shares acquired, net..........................     (459,479)     (385,334)    (846,968)
Shares issued for:
  Public offering(1)...................................    9,200,000    14,950,000           --
  Acquisition of Shell Offshore properties.............           --     1,000,000           --
  Conversion of 6-percent convertible debentures.......           --            --    5,070,914
  Acquisition of oil and gas property interests........           --            --      176,836
  Dividend reinvestment plan...........................           --        12,436           --
  401(k) savings plan..................................           --        24,988       10,477
  Stock option plans...................................      897,763       625,252       53,322
                                                         -----------   -----------   ----------
Balance, end of year...................................  123,634,748   113,996,464   97,769,122
                                                         ===========   ===========   ==========

---------------

(1) In August 2000, Apache completed a public offering of 9.2 million shares of common stock, including 1.2 million shares for the underwriters' over-allotment option, for net proceeds of $433.9 million. In May 1999, Apache completed a public offering of approximately 15.0 million shares of common stock for net proceeds of $444.3 million.

                      APACHE CORPORATION AND SUBSIDIARIES

     Net Income (Loss) Per Common Share -- A reconciliation of the components of basic and diluted net income (loss) per common share for the years ended December 31, 2000, 1999 and 1998 is presented in the table below:

                                             2000                             1999                             1998
                                ------------------------------   ------------------------------   ------------------------------
                                 INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE    INCOME     SHARES   PER SHARE
                                --------   -------   ---------   --------   -------   ---------   ---------   ------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic:
  Income (loss) attributable
    to common stock...........  $693,068   117,979     $5.87     $186,406   107,936     $1.73     $(131,391)  98,066    $(1.34)
                                                       =====                            =====                           ======
Effect of Dilutive Securities:
  Stock options and other.....        --     1,046                     --       418                      --       --
  Series C Preferred Stock....    14,307     5,691                     --        --                      --       --
                                --------   -------               --------   -------               ---------   ------
Diluted:
  Income (loss) attributable
    to common stock, including
    assumed conversions.......  $707,375   124,716     $5.67     $186,406   108,354     $1.72     $(131,391)  98,066    $(1.34)
                                ========   =======     =====     ========   =======     =====     =========   ======    ======

     The effect of the Series C Preferred Stock was not included in the computation of diluted net income per common share during 1999 because to do so would have been antidilutive.

     Stock Option Plans -- At December 31, 2000, officers and certain key employees had been granted options to purchase the Company's common stock under employee stock option plans adopted in 1990, 1995, 1998 and 2000 (collectively, the Stock Option Plans). Under the Stock Option Plans, the exercise price of each option equals the market price of Apache's common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after 10 years.

     On October 31, 1996, the Company established the 1996 Performance Stock Option Plan (the Performance Plan) for substantially all full-time employees, excluding officers and certain key employees. Under the Performance Plan, the exercise price of each option equals the market price of Apache common stock on the date of grant. All options become exercisable after nine and one-half years and expire ten years from the date of grant; however, exercisability would have been accelerated if certain share price goals had been attained before January 1, 2000. These share price goals were not attained and no acceleration will occur. Under the terms of the Performance Plan, no grants were made after December 31, 1998.

                      APACHE CORPORATION AND SUBSIDIARIES

     A summary of the status of the plans described above as of December 31, 2000, 1999 and 1998, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                                2000                1999                1998
                                          -----------------   -----------------   -----------------
                                                   WEIGHTED            WEIGHTED            WEIGHTED
                                          SHARES   AVERAGE    SHARES   AVERAGE    SHARES   AVERAGE
                                          UNDER    EXERCISE   UNDER    EXERCISE   UNDER    EXERCISE
                                          OPTION    PRICE     OPTION    PRICE     OPTION    PRICE
                                          ------   --------   ------   --------   ------   --------
Outstanding, beginning of year..........   4,524    $33.49     4,421    $32.15     3,629    $32.20
Granted.................................     884     49.66       849     37.41     1,243     32.53
Exercised...............................    (884)    31.46      (533)    28.53       (20)    26.68
Forfeited...............................    (184)    38.02      (213)    33.31      (431)    33.98
                                          ------              ------              ------
Outstanding, end of year(1).............   4,340     37.04     4,524     33.49     4,421     32.15
                                          ======              ======              ======
Exercisable, end of year................   1,398     32.60     1,392     30.64     1,223     28.86
                                          ======              ======              ======
Available for grant, end of year........   1,478               1,276               2,006
                                          ======              ======              ======
Weighted average fair value of options
  granted during the year(2)............  $20.85              $13.93              $10.87
                                          ======              ======              ======

     The following table summarizes information about stock options covered by the plans described above that are outstanding at December 31, 2000 (shares in thousands):

                                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           ------------------------------------   ----------------------
                                            NUMBER OF     WEIGHTED                 NUMBER OF
                                             SHARES        AVERAGE     WEIGHTED     SHARES      WEIGHTED
                                              UNDER       REMAINING    AVERAGE       UNDER      AVERAGE
                                           OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                     OPTIONS        LIFE        PRICE       OPTIONS      PRICE
------------------------                   -----------   -----------   --------   -----------   --------
$13.750 -- $29.875.......................       676         5.80        $27.20         488       $27.25
 30.250 --  37.875.......................     2,349         6.69         34.41         748        33.76
 40.000 --  49.125.......................     1,231         8.96         46.19         162        43.35
 53.188 --  63.630.......................        84         9.56         55.68          --           --
                                              -----                                  -----
                                              4,340                                  1,398
                                              =====                                  =====

---------------

(1) Excludes 142,500, 219,000 and 449,625 shares as of December 31, 2000, 1999 and 1998, respectively, issuable under stock options assumed by Apache in connection with the 1996 merger with The Phoenix Resource Companies, Inc.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: (i) risk-free interest rates of 6.74, 5.65 and 5.46 percent; (ii) expected lives of five years for the Stock Option Plans, and 2.5 years for the Performance Plan; (iii) expected volatility of 37.42, 33.87 and 31.17 percent, and (iv) expected dividend yields of .57, .75 and .88 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     In October 2000, the Company adopted the 2000 Share Appreciation Plan (the Share Appreciation Plan) under which grants were made to the Company's officers and substantially all full-time employees. The Share Appreciation Plan provides for conditional grants of up to an aggregate of 3.5 million shares of Apache common stock, based on attainment of one or more of three share price goals (the Share Price Goals) and/or a separate production goal (the Production Goal). Generally, shares will be issued in three installments over 24 months after achievement of each goal. When and if the goals are achieved, the Company will recognize compensation expense over the 24-month vesting period equal to the value of the stock on the date the particular goal is achieved. The shares of Apache common stock contingently issuable under the Share Appreciation Plan will be excluded from the computation of income per common share until the stated goals are met.

     The Share Price Goals are based on achieving a share price of $100, $120 and $180 per share before January 1, 2005. A summary of the number of shares contingently issuable under the Share Price Goals as of December 31, 2000 is presented in the table below (shares in thousands):

                                                       SHARES SUBJECT TO
                                                       CONDITIONAL GRANTS
                                                       ------------------
Outstanding, beginning of year......................             --
Granted.............................................          2,496
                                                             ------
Outstanding, end of year(1).........................          2,496
                                                             ======
Exercisable, end of year............................             --
                                                             ======
Weighted average fair value of conditional grants --
  Share Price Goals(2)..............................         $40.26
                                                             ======

     The Production Goal will be attained if and when the Company's average daily production equals or exceeds 1.54 barrels of oil equivalent per diluted share (calculated on an annualized basis) during any fiscal quarter ending before January 1, 2005. Such level of production is approximately twice the Company's level of production at the time the Share Appreciation Plan was adopted. Shares issuable in connection with the Production Goal will be a number of shares of the Company's common stock equal to (a) 37.5 percent, 75 percent or 150 percent of a participant's annual base salary (at the time of attainment), as applicable, divided by (b) the average daily per share closing price of the Company's common stock for the fiscal quarter during which the Production Goal is attained.

---------------

(1) Represents shares issuable upon attainment of $100, $120 and $180 per share price goals of 542,000, 1,353,000 and 601,000 shares, respectively.

(2) The fair value of each Share Price Goal conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 2000: (i) risk-free interest rate of 5.95 percent; (ii) expected volatility of 44.69 percent; and (iii) expected dividend yield of .44 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25 and related interpretations, under which, generally, no compensation cost has been recognized for the Stock Option Plans, the Performance Plan, or the Share Appreciation Plan. If compensation costs for these plans had been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would approximate the following pro forma amounts:

                                                         2000          1999           1998
                                                      -----------   -----------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (Loss) Attributable to Common Stock:
  As reported......................................    $693,068      $186,406      $(131,391)
  Pro forma........................................     679,856       177,518       (141,306)
Net Income (Loss) per Common Share:
  Basic:
     As reported...................................    $   5.87      $   1.73      $   (1.34)
     Pro forma.....................................        5.76          1.64          (1.44)
  Diluted:
     As reported...................................    $   5.67      $   1.72      $   (1.34)
     Pro forma.....................................        5.58          1.64          (1.44)

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

     Rights to Purchase Series A Preferred Stock -- In December 1995, the Company declared a dividend of one right (a Right) for each share of Apache common stock outstanding on January 31, 1996. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if a person or group becomes the beneficial owner of 20 percent or more of Apache's outstanding common stock (flip in event), each Right will become exercisable for shares of Apache's common stock at 50 percent of the then market price of the common stock. If a 20 percent shareholder of Apache acquires Apache, by merger or otherwise, in a transaction where Apache does not survive or in which Apache's common stock is changed or exchanged (flip over event), the Rights become exercisable for shares of the common stock of the company acquiring Apache at 50 percent of the then market price for Apache common

                      APACHE CORPORATION AND SUBSIDIARIES
stock. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. The Company may redeem the Rights at $.01 per Right at any time until 10 business days after public announcement of a flip in event. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

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

     In 2000, Apache bought back 75,900 depository shares at an average price of $34.42 per share. The excess of the purchase price to reacquire the depository shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations.

     At any time prior to May 15, 2002, holders of the depositary shares may elect to convert each of their shares, subject to adjustments, into not less than 0.8197 of a share of Apache common stock (5,675,685 common shares). Holders of the shares are entitled to receive cumulative cash dividends at an annual rate of $2.015 per depositary share when, and if, declared by Apache's board of directors.

     Comprehensive Income -- Components of accumulated other comprehensive income (loss) consist of the following (in thousands):

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   ---------
Currency translation adjustments......................  $(40,050)   $(8,661)   $(33,204)
Unrealized gain (loss) on marketable securities.......      (182)       215          --
                                                        --------    -------    --------
Accumulated other comprehensive income (loss).........  $(40,232)   $(8,446)   $(33,204)
                                                        ========    =======    ========

     The unrealized gain (loss) on marketable securities at December 31, 2000 and 1999 is net of income tax expense (benefit) of $(94,000) and $129,000, respectively. The currency translation adjustments are not adjusted for income taxes as they relate to an indefinite investment in a non-U.S. subsidiary.

                      APACHE CORPORATION AND SUBSIDIARIES

8. NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities is presented below:

     In January 2000, the Company acquired producing properties formerly owned by a subsidiary of Repsol for cash and the assumption of certain non-cash liabilities. The accompanying financial statements include the amounts detailed in Note 2.

     In August 2000, the Company acquired an LLC owned by subsidiaries of Occidental for cash and future payments as discussed in Note 2. The accompanying financial statements included a discounted liability of $36.8 million as of the acquisition date for such payments.

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

  Supplemental Disclosure of Cash Flow Information:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash paid during the year for:
  Interest, net of amounts capitalized......................  $108,292    $70,691    $71,968
  Income and other taxes, net of refunds....................   122,716     66,224     23,680

                      APACHE CORPORATION AND SUBSIDIARIES

9. FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999.

                                                            2000                  1999
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Cash and cash equivalents..........................  $ 37,173   $ 37,173   $ 13,171   $ 13,171
Long-term debt:
  Bank debt........................................   145,000    145,000    312,590    312,590
  Commercial paper.................................   510,100    510,100         --         --
  7.95-percent notes...............................   178,577    191,088    178,560    176,760
  7.625-percent debentures.........................   149,175    155,580    149,175    136,628
  7.625-percent notes..............................   149,085    154,800    149,063    144,075
  7-percent notes..................................   148,339    145,905    148,291    135,975
  7.375-percent debentures.........................   147,998    148,755    147,993    136,755
  9.25-percent notes...............................    99,926    104,060     99,882    104,170
  7.7-percent notes................................    99,650    103,280     99,646     95,470
  Money market lines of credit.....................    25,000     25,000      6,158      6,158
  Apache Finance Australia 6.5-percent notes.......   169,023    168,946    168,916    156,689
  Apache Finance Australia 7-percent notes.........    99,425    102,842     99,376     95,238
  DEKALB 9.875-percent notes.......................        --         --     29,225     29,655
  Apache Finance Canada 7.75-percent notes.........   296,960    302,610    296,933    283,380
Hedging financial instruments:
  Commodity price swaps:
     -- Natural gas (pay fixed)(1).................        --    121,453         --     11,073
     -- Natural gas (receive fixed)................        --     (3,924)        --     (1,547)
     -- Oil (receive fixed)........................        --    (26,948)        --     (9,369)
Commodity collars:
     -- Natural gas................................        --    (94,323)       183        846
     -- Oil........................................        --      8,966        425     (4,890)

---------------

(1) The fair value of natural gas price swaps at December 31, 2000 and 1999 reflects fixed-to-floating price swaps where there is an offsetting physical position valued at a negative $121.5 million. See Commodity Price Hedges below.

                      APACHE CORPORATION AND SUBSIDIARIES

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheet approximated market value at December 31, 2000 and 1999.

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

     Commodity Price Hedges -- Apache periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The derivative contracts call for Apache to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, Apache recognized hedging losses of $42.1 million and $6.7 million in 2000 and 1999, respectively, and hedging gains of $1.3 million in 1998. The hedging gains and losses are included in oil and gas production revenues in the statement of consolidated operations.

     The following table and note thereto cover the Company's pricing and notional volumes on open commodity derivative contracts as of December 31, 2000:

                                                      2001     2002     2003    2004    2005    THEREAFTER
                                                     ------   ------   ------   -----   -----   ----------
Natural Gas Swap Positions:
  Pay fixed price -- January 2001 to July 2008
    (thousand MMBtu/d)(1).........................       30       30       30      30      32        31
  Average swap price, per MMBtu(1)................   $ 2.27   $ 2.31   $ 2.35   $2.39   $2.45     $2.53
Natural Gas Swap Positions:
  Receive fixed price -- January 2001 to June 2001
    (thousand MMBtu/d)............................        4       --       --      --      --        --
  Average swap price, per MMBtu...................   $ 1.58       --       --      --      --        --
Oil Swap Positions:
  Receive fixed price -- January 2001 to June 2002
    (Mbbl/d)......................................        9        8       --      --      --        --
  Average swap price, per bbl.....................   $18.82   $18.45       --      --      --        --
Oil Collar Positions:
  Volume -- January 2001 to December 2003
    (Mbbl/d)......................................       11       10        3      --      --        --
  Average ceiling price, per bbl..................   $30.96   $27.14   $27.40      --      --        --
  Average floor price, per bbl....................   $23.73   $22.11   $22.00      --      --        --
Gas Collar Positions:
  Volume -- January 2001 to December 2003
    (thousand MMBtu/d)............................      161      145       45      --      --        --
  Average ceiling price, per MMBtu................   $ 5.64   $ 4.67   $ 4.17      --      --        --
  Average floor price, per MMBtu..................   $ 3.03   $ 2.89   $ 2.59      --      --        --

---------------

(1) The Company has various contracts to supply gas at fixed prices. In order to lock in a margin on a portion of the volumes, the Company is a fixed price payor on swap transactions. The average physical contract price ranges from $2.32 in 2001 to $2.56 in 2008. The fair value of these hedges was $121.5 million at December 31, 2000, all of which is related to the arrangements discussed in Note 6.

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

     As part of the Company's due diligence review for acquisitions, Apache conducts an extensive environmental evaluation of purchased properties. Depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache's satisfaction, or agree to assume liability for remediation of the property. As of December 31, 2000, Apache had a reserve for environmental remediation of approximately $6.5 million. The Company is not aware of any environmental claims existing as of December 31, 2000, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

     International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, Egypt, China and Poland. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $103.5 million through 2004.

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

     Vesting in the Company's contributions to the 401(k) savings plan, the money purchase retirement plan and the non-qualified retirement/savings plan occurs at the rate of 20 percent per year. Total expenses under all plans were $9.5 million, $7.8 million and $7.3 million for 2000, 1999 and 1998, respectively. The unfunded liability for all plans has been accrued in the consolidated balance sheet.

     China -- In June 2000, the Company's subsidiary, Apache China Corporation LDC (Apache China), filed a lawsuit against PetroChina Company Limited (PetroChina), China National Petroleum Corporation and China National Oil and Gas Exploration and Development Corporation in connection with certain of the Company's Chinese operations in the Zhao Dong Block of the Bohai Bay in China. The Company filed

                      APACHE CORPORATION AND SUBSIDIARIES
seeking damages and injunctive relief to prevent the Chinese parties from declaring that Apache and XCL-China, Ltd. had relinquished some of the Company's Chinese exploratory acreage, and other claims. The lawsuit was filed in the U.S. Bankruptcy Court in Opelousas, Louisiana, in connection with bankruptcy proceedings of XCL-China, Ltd., a co-owner in the Zhao Dong Block. On June 30, 2000, Apache and PetroChina announced having reached agreement to resolve the outstanding issues associated with development of the Zhao Dong Block. The agreement called for PetroChina and the China National Petroleum Corporation to obtain various governmental approvals including approval of the overall development plan. By the middle of February 2001, all of the agreed actions had occurred, including all of the required governmental approvals, and Apache China's lawsuit was dismissed with prejudice. Apache and the other participants in the Zhao Dong Block are preparing to begin the construction of production facilities and development drilling in accordance with the approved overall development plan.

     Lease Commitments -- The Company has leases for buildings, facilities and equipment with varying expiration dates through 2008. Net rental expense was $15.6 million, $11.5 million and $8.1 million for 2000, 1999 and 1998, respectively.

     As of December 31, 2000, minimum rental commitments under long-term operating leases, net of sublease rentals, and long-term pipeline transportation commitments, ranging from one to 23 years, are as follows:

                                                          NET MINIMUM
                                                          COMMITMENTS
                                                         --------------
                                                         (IN THOUSANDS)
2001..................................................      $ 22,844
2002..................................................        23,700
2003..................................................        19,630
2004..................................................        16,956
2005..................................................        16,045
Thereafter............................................        62,922
                                                            --------
                                                            $162,097
                                                            ========

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

     Related Parties -- F.H. Merelli, a member of the Company's board of directors since July 1997, is chairman and chief executive officer of Key Production Company, Inc. (Key). In the normal course of business, Key paid to Apache approximately $2.7 million during 2000 for Key's proportionate share of drilling and workover costs, mineral interests and routine expenses related to 392 oil and gas wells in which Key owns interests and for which Apache is the operator. Key received approximately $9.9 million in 2000 for its proportionate share of revenues from such interests, of which approximately $6.7 million was paid directly to Key by Apache or related entities.

                      APACHE CORPORATION AND SUBSIDIARIES

     Major Purchasers -- In 2000, purchases by Cinergy and the Egyptian General Petroleum Corporation (EGPC) accounted for 26 percent and 16 percent of the Company's oil and gas production revenues, respectively. In 1999, purchases by Cinergy and EGPC accounted for 29 percent and 21 percent of the Company's oil and gas production revenues, respectively. In 1998, purchases by Cinergy/ProEnergy and EGPC accounted for 38 percent and 17 percent of the Company's oil and gas production revenues, respectively.

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

12. BUSINESS SEGMENT INFORMATION

     Apache has five reportable segments which are primarily in the business of crude oil and natural gas exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:

                                                                                          OTHER
                                  UNITED STATES     CANADA      EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                  -------------   ----------   --------   ---------   -------------   ----------
                                                                  (IN THOUSANDS)
2000
Oil and Gas Production
  Revenues......................   $1,374,941     $  331,503   $360,772   $223,543      $     --      $2,290,759
Operating Expenses:
  Depreciation, depletion and
     amortization...............      356,998         79,892     84,425     62,183            48         583,546
  Operating costs...............      216,001         39,559     28,328     30,536            --         314,424
                                   ----------     ----------   --------   --------      --------      ----------
Operating Income (Loss).........   $  801,942     $  212,052   $248,019   $130,824      $    (48)      1,392,789
                                   ==========     ==========   ========   ========      ========
Other Income (Expense):
  Equity in income of
     affiliates.................                                                                             862
  Other revenues................                                                                          (7,717)
  Administrative, selling and
     other......................                                                                         (75,615)
  Financing costs, net..........                                                                        (106,638)
                                                                                                      ----------
Income Before Income Taxes......                                                                      $1,203,681
                                                                                                      ==========
Total Long-Lived Assets.........   $3,643,439     $1,378,639   $854,531   $783,884      $151,969      $6,812,462
                                   ==========     ==========   ========   ========      ========      ==========
Total Assets....................   $4,022,749     $1,463,306   $965,733   $856,575      $173,587      $7,481,950
                                   ==========     ==========   ========   ========      ========      ==========
Additions to Long-Lived
  Assets........................   $1,461,479     $  649,804   $ 93,083   $117,248      $ 20,865      $2,342,479
                                   ==========     ==========   ========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                          OTHER
                                  UNITED STATES     CANADA      EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                  -------------   ----------   --------   ---------   -------------   ----------
                                                                  (IN THOUSANDS)
1999
Oil and Gas Production
  Revenues......................   $  700,649     $   86,901   $235,935   $118,524      $  1,937      $1,143,946
Operating Expenses:
  Depreciation, depletion and
     amortization...............      290,771         34,560     74,736     41,716         1,061         442,844
  Operating costs...............      150,505         19,962     26,444     25,216           849         222,976
                                   ----------     ----------   --------   --------      --------      ----------
Operating Income................   $  259,373     $   32,379   $134,755   $ 51,592      $     27         478,126
                                   ==========     ==========   ========   ========      ========
Other Income (Expense):
  Equity in income of
     affiliates.................                                                                             153
  Other revenues................                                                                           2,454
  Administrative, selling and
     other......................                                                                         (53,894)
  Financing costs, net..........                                                                         (82,266)
                                                                                                      ----------
Income Before Income Taxes......                                                                      $  344,573
                                                                                                      ==========
Total Long-Lived Assets.........   $2,548,413     $  861,829   $845,873   $728,592      $131,151      $5,115,858
                                   ==========     ==========   ========   ========      ========      ==========
Total Assets....................   $2,760,163     $  894,592   $908,502   $782,520      $156,766      $5,502,543
                                   ==========     ==========   ========   ========      ========      ==========
Additions to Long-Lived
  Assets........................   $1,053,285     $  577,455   $111,534   $175,848      $ 28,286      $1,946,408
                                   ==========     ==========   ========   ========      ========      ==========

1998
Oil and Gas Production
  Revenues......................   $  498,388     $   63,620   $129,123   $ 70,057      $     --      $  761,188
Operating Expenses:
  Depreciation, depletion and
     amortization...............
     Recurring..................      256,507         30,514     59,825     35,961            --         382,807
     Additional.................      243,178             --         --         --            --         243,178
  Operating costs...............      153,490         17,216     23,436     16,638            --         210,780
                                   ----------     ----------   --------   --------      --------      ----------
Operating Income (Loss).........   $ (154,787)    $   15,890   $ 45,862   $ 17,458      $     --         (75,577)
                                   ==========     ==========   ========   ========      ========
Other Income (Expense):
  Equity in loss of
     affiliates.................                                                                          (1,558)
  Other revenues................                                                                             840
  Administrative, selling and
     other......................                                                                         (40,731)
  Financing costs, net..........                                                                         (70,537)
                                                                                                      ----------
Loss Before Income Taxes........                                                                      $ (187,563)
                                                                                                      ==========
Total Long-Lived Assets.........   $1,892,020     $  290,341   $809,075   $592,979      $143,126      $3,727,541
                                   ==========     ==========   ========   ========      ========      ==========
Total Assets....................   $2,046,628     $  305,238   $853,561   $633,981      $156,654      $3,996,062
                                   ==========     ==========   ========   ========      ========      ==========
Additions to Long-Lived
  Assets........................   $  274,395     $   73,327   $219,162   $145,037      $ 70,251      $  782,172
                                   ==========     ==========   ========   ========      ========      ==========

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

                                     UNITED                                         IVORY
                                     STATES        CANADA     EGYPT     AUSTRALIA   COAST      TOTAL
                                  -------------   --------   --------   ---------   ------   ----------
                                                             (IN THOUSANDS)
2000
Oil and gas production
  revenues......................   $1,374,941     $331,503   $360,772   $223,543    $   --   $2,290,759
                                   ----------     --------   --------   --------    ------   ----------
Operating costs:
  Depreciation, depletion and
     amortization...............      345,624       76,286     84,302     61,358        --      567,570
  Lease operating expenses......      167,985       34,487     28,328     24,451        --      255,251
  Production taxes..............       46,509           --         --      6,086        --       52,595
  Income tax....................      305,559       98,489    119,108     44,760        --      567,916
                                   ----------     --------   --------   --------    ------   ----------
                                      865,677      209,262    231,738    136,655        --    1,443,332
                                   ----------     --------   --------   --------    ------   ----------
Results of operations...........   $  509,264     $122,241   $129,034   $ 86,888    $   --   $  847,427
                                   ==========     ========   ========   ========    ======   ==========
Amortization rate per boe(1)....   $     6.16     $   5.53   $   5.46   $   4.42    $   --   $     5.75
                                   ==========     ========   ========   ========    ======   ==========
1999
Oil and gas production
  revenues......................   $  700,649     $ 86,901   $235,935   $118,524    $1,937   $1,143,946
                                   ----------     --------   --------   --------    ------   ----------
Operating costs:
  Depreciation, depletion and
     amortization...............      280,033       33,671     74,695     40,952       309      429,660
  Lease operating expenses......      124,867       18,095     26,444     20,321       849      190,576
  Production taxes..............       23,212           --         --      4,895        --       28,107
  Income tax....................      102,201       15,677     64,702     18,848       273      201,701
                                   ----------     --------   --------   --------    ------   ----------
                                      530,313       67,443    165,841     85,016     1,431      850,044
                                   ----------     --------   --------   --------    ------   ----------
Results of operations...........   $  170,336     $ 19,458   $ 70,094   $ 33,508    $  506   $  293,902
                                   ==========     ========   ========   ========    ======   ==========
Amortization rate per boe(1)....   $     6.10     $   4.54   $   5.25   $   4.12    $ 1.72   $     5.57
                                   ==========     ========   ========   ========    ======   ==========
1998
Oil and gas production
  revenues......................   $  498,388     $ 63,620   $129,123   $ 70,057    $   --   $  761,188
                                   ----------     --------   --------   --------    ------   ----------
Operating costs:
  Depreciation, depletion and
     amortization
       Recurring................      246,994       29,967     59,825     35,219        --      372,005
       Additional...............      243,178           --         --         --        --      243,178
  Lease operating expenses......      128,811       16,419     23,436     13,472        --      182,138
  Production taxes..............       21,503           --         --      3,166        --       24,669
  Income tax (benefit)..........      (53,287)       7,686     22,014      6,552        --      (17,035)
                                   ----------     --------   --------   --------    ------   ----------
                                      587,199       54,072    105,275     58,409        --      804,955
                                   ----------     --------   --------   --------    ------   ----------
Results of operations...........   $  (88,811)    $  9,548   $ 23,848   $ 11,648    $   --   $  (43,767)
                                   ==========     ========   ========   ========    ======   ==========
Amortization rate per boe(1)....   $     6.21     $   4.03   $   5.22   $   4.86    $   --   $     5.66
                                   ==========     ========   ========   ========    ======   ==========

---------------

(1) Amortization rate per boe reflects only depreciation, depletion and amortization (DD&A) of capitalized costs of proved oil and gas properties (and excludes the additional DD&A recorded in 1998).

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2000, by the year in which such costs were incurred:

                                                                                        1997
                                           TOTAL       2000       1999       1998     AND PRIOR
                                          --------   --------   --------   --------   ---------
                                                             (IN THOUSANDS)
Property acquisition costs..............  $665,567   $189,481   $211,609   $ 55,619   $208,858
Exploration and development.............   311,924     96,536     43,416     78,639     93,333
                                          --------   --------   --------   --------   --------
          Total.........................  $977,491   $286,017   $255,025   $134,258   $302,191
                                          ========   ========   ========   ========   ========

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:

                                                                                                  OTHER
                              UNITED STATES    CANADA     EGYPT     AUSTRALIA   IVORY COAST   INTERNATIONAL     TOTAL
                              -------------   --------   --------   ---------   -----------   -------------   ----------
                                                                    (IN THOUSANDS)
2000
Acquisition of proved
  properties(1).............   $  922,523     $401,904   $     --   $     --     $     --       $     --      $1,324,427
Acquisition of unproved
  properties................       10,712       11,548         --         --           --             --          22,260
Exploration.................       26,045       16,331     51,819     40,917           --         18,077         153,189
Development.................      459,046      107,748     33,130     32,918           --             --         632,842
Capitalized interest........       27,185       10,063     12,194      9,908           --          2,650          62,000
Property sales..............      (10,853)     (15,418)        --         --           --             --         (26,271)
                               ----------     --------   --------   --------     --------       --------      ----------
                               $1,434,658     $532,176   $ 97,143   $ 83,743     $     --       $ 20,727      $2,168,447
                               ==========     ========   ========   ========     ========       ========      ==========
1999
Acquisition of proved
  properties(1).............   $  801,157     $503,771   $     --   $ 86,278     $     --       $     --      $1,391,206
Acquisition of unproved
  properties................        9,044        5,464         --         --           --             --          14,508
Exploration.................       29,207       14,218     24,071     26,866           --         17,097         111,459
Development.................      179,225       26,009     35,737     34,110        2,553          1,738         279,372
Capitalized interest........       22,031        3,176      7,904      8,289          619          3,703          45,722
Property sales..............     (106,122)      (3,872)        --         --      (45,232)            --        (155,226)
                               ----------     --------   --------   --------     --------       --------      ----------
                               $  934,542     $548,766   $ 67,712   $155,543     $(42,060)      $ 22,538      $1,687,041
                               ==========     ========   ========   ========     ========       ========      ==========
1998
Acquisition of proved
  properties(1).............   $   13,240     $  1,034   $  2,249   $ 41,608     $    271       $     --      $   58,402
Acquisition of unproved
  properties................       20,819        5,458         --         --           --             --          26,277
Exploration.................       27,482       20,054     65,696     39,578           --         30,563         183,373
Development.................      174,449       44,245     39,735     40,521       23,527          9,293         331,770
Capitalized interest........       15,390        1,710     19,226      6,354          829          5,770          49,279
Property sales..............     (123,861)      (4,943)        --         --           --        (12,645)       (141,449)
                               ----------     --------   --------   --------     --------       --------      ----------
                               $  127,519     $ 67,558   $126,906   $128,061     $ 24,627       $ 32,981      $  507,652
                               ==========     ========   ========   ========     ========       ========      ==========

---------------

(1) Acquisition of proved properties includes unevaluated costs of $125.1 million, $256.4 million and $15.7 million for transactions completed in 2000, 1999 and 1998, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Capitalized Costs -- The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                           OTHER
                                  UNITED STATES     CANADA       EGYPT     AUSTRALIA   INTERNATIONAL      TOTAL
                                  -------------   ----------   ---------   ---------   -------------   -----------
                                                                   (IN THOUSANDS)
2000
Proved properties...............   $ 6,641,162    $1,414,598   $ 639,938   $ 677,999     $ 50,225      $ 9,423,922
Unproved properties.............       296,319       168,228     215,919     146,108      150,917          977,491
                                   -----------    ----------   ---------   ---------     --------      -----------
                                     6,937,481     1,582,826     855,857     824,107      201,142       10,401,413
Accumulated DD&A................    (3,342,791)     (326,621)   (245,741)   (185,543)     (50,225)      (4,150,921)
                                   -----------    ----------   ---------   ---------     --------      -----------
                                   $ 3,594,690    $1,256,205   $ 610,116   $ 638,564     $150,917      $ 6,250,492
                                   ===========    ==========   =========   =========     ========      ===========

1999
Proved properties...............   $ 5,291,247    $  939,979   $ 543,132   $ 585,204     $ 50,225      $ 7,409,787
Unproved properties.............       211,576       156,600     215,582     155,160      130,190          869,108
                                   -----------    ----------   ---------   ---------     --------      -----------
                                     5,502,823     1,096,579     758,714     740,364      180,415        8,278,895
Accumulated DD&A................    (2,997,167)     (260,573)   (174,431)   (131,296)     (50,225)      (3,613,692)
                                   -----------    ----------   ---------   ---------     --------      -----------
                                   $ 2,505,656    $  836,006   $ 584,283   $ 609,068     $130,190      $ 4,665,203
                                   ===========    ==========   =========   =========     ========      ===========

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

                                           CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                    ------------------------------------------------------------

                                                       (THOUSANDS OF BARRELS)
                                     UNITED                                     IVORY
                                     STATES     CANADA     EGYPT    AUSTRALIA   COAST     TOTAL
                                    --------   --------   -------   ---------   ------   -------
PROVED DEVELOPED RESERVES:
 December 31, 1997................   133,035     11,313    42,714    15,690        393   203,145
 December 31, 1998................   107,306     10,962    33,705    24,674      1,352   177,999
 December 31, 1999................   186,962     50,401    30,719    33,887         --   301,969
 December 31, 2000................   232,361     66,484    26,028    29,124         --   353,997

TOTAL PROVED RESERVES:
Balance December 31,1997..........   167,617     11,328    54,696    39,744        393   273,778
 Extensions, discoveries and other
   additions......................    36,655      1,917     5,906    11,765        930    57,173
 Purchases of minerals in-place...     4,768         59        --     1,214         --     6,041
 Revisions of previous
   estimates......................   (40,868)      (155)    4,739    (3,121)        29   (39,376)
 Production.......................   (13,262)      (988)  (10,188)   (3,225)        --   (27,663)
 Sales of properties..............   (18,726)      (219)       --        --         --   (18,945)
                                    --------   --------   -------    ------     ------   -------
Balance December 31,1998..........   136,184     11,942    55,153    46,377      1,352   251,008
 Extensions, discoveries and other
   additions......................    23,370      1,114     5,327     4,056         --    33,867
 Purchases of minerals in-place...    76,493     70,640        --     4,686         --   151,819
 Revisions of previous
   estimates......................    27,615        772    (9,815)    3,225        (30)   21,767
 Production.......................   (17,836)    (1,344)  (11,589)   (3,878)       (13)  (34,660)
 Sales of properties..............    (7,169)       (81)       --        --     (1,309)   (8,559)
                                    --------   --------   -------    ------     ------   -------
Balance December 31,1999..........   238,657     83,043    39,076    54,466         --   415,242
 Extensions, discoveries and other
   additions......................    36,681      6,589     9,168     6,074         --    58,512
 Purchases of minerals in-place...    60,519     29,514        --        --         --    90,033
 Revisions of previous
   estimates......................     2,655        159     1,012       429         --     4,255
 Production.......................   (22,894)    (5,828)  (10,155)   (5,691)        --   (44,568)
 Sales of properties..............      (914)       (87)       --        --         --    (1,001)
                                    --------   --------   -------    ------     ------   -------
Balance December 31, 2000.........   314,704    113,390    39,101    55,278         --   522,473
                                    ========   ========   =======    ======     ======   =======

                                                              NATURAL GAS                                 TOTAL
                                    ----------------------------------------------------------------   -----------
                                                        (MILLIONS OF CUBIC FEET)                        (THOUSAND
                                                                                                       BARRELS OF
                                     UNITED                                       IVORY                    OIL
                                     STATES      CANADA     EGYPT    AUSTRALIA    COAST      TOTAL     EQUIVALENT)
                                    ---------   --------   -------   ---------   -------   ---------   -----------
PROVED DEVELOPED RESERVES:
 December 31, 1997................  1,009,080    326,237     8,825    183,962     26,208   1,554,312      462,197
 December 31, 1998................    869,464    322,576     4,790    173,764     79,515   1,450,109      419,684
 December 31, 1999................  1,004,844    397,704   106,830    364,369         --   1,873,747      614,260
 December 31, 2000................  1,579,865    660,334    93,205    331,390         --   2,664,794      798,129

TOTAL PROVED RESERVES:
Balance December 31,1997..........  1,131,749    328,208   144,246    241,410     26,208   1,871,821      585,748
 Extensions, discoveries and other
   additions......................    146,112     60,660    31,201    267,533     50,406     555,912      149,825
 Purchases of minerals in-place...     25,188        599        --     27,373         --      53,160       14,901
 Revisions of previous
   estimates......................    (43,778)    (7,812)   19,550        (76)     2,901     (29,215)     (44,245)
 Production.......................   (157,701)   (38,643)     (567)   (18,478)        --    (215,389)     (63,561)
 Sales of properties..............    (52,995)   (11,068)       --         --         --     (64,063)     (29,622)
                                    ---------   --------   -------    -------    -------   ---------   ----------
Balance December 31,1998..........  1,048,575    331,944   194,430    517,762     79,515   2,172,226      613,046
 Extensions, discoveries and other
   additions......................     34,804     13,015    11,725     10,837         --      70,381       45,597
 Purchases of minerals in-place...    393,716     99,535        --     72,770         --     566,021      246,156
 Revisions of previous
   estimates......................     27,221      1,835   (44,297)        40     (4,296)    (19,497)      18,518
 Production.......................   (168,428)   (36,424)   (5,809)   (27,820)    (1,003)   (239,484)     (74,574)
 Sales of properties..............   (121,001)    (2,852)       --         --    (74,216)   (198,069)     (41,571)
                                    ---------   --------   -------    -------    -------   ---------   ----------
Balance December 31,1999..........  1,214,887    407,053   156,049    573,589         --   2,351,578      807,172
 Extensions, discoveries and other
   additions......................    154,489     94,792    32,967     55,195         --     337,443      114,752
 Purchases of minerals in-place...    736,079    246,360        --         --         --     982,439      253,773
 Revisions of previous
   estimates......................     32,414     (8,397)    2,966         (6)        --      26,977        8,751
 Production.......................   (199,362)   (47,758)  (17,371)   (39,489)        --    (303,980)     (95,231)
 Sales of properties..............    (10,454)      (333)       --         --         --     (10,787)      (2,799)
                                    ---------   --------   -------    -------    -------   ---------   ----------
Balance December 31, 2000.........  1,928,053    691,717   174,611    589,289         --   3,383,670    1,086,418
                                    =========   ========   =======    =======    =======   =========   ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Future Net Cash Flows -- Future cash inflows are based on year-end oil and gas prices except in those instances where future natural gas or oil sales are covered by physical contract terms providing for higher or lower amounts. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

                                      UNITED                                               IVORY
                                      STATES       CANADA(1)      EGYPT      AUSTRALIA     COAST        TOTAL
                                    -----------   -----------   ----------   ----------   --------   ------------
                                                                   (IN THOUSANDS)
2000
Cash inflows......................  $26,652,689   $ 8,865,939   $1,430,178   $2,133,073   $     --   $ 39,081,879
Production and development
  costs...........................   (5,549,309)   (1,343,831)    (298,711)    (651,151)        --     (7,843,002)
Income tax expense................   (7,132,257)   (2,194,511)    (375,112)    (385,953)        --    (10,087,833)
                                    -----------   -----------   ----------   ----------   --------   ------------
Net cash flows....................   13,971,123     5,327,597      756,355    1,095,969         --     21,151,044
10 percent discount rate..........   (6,148,566)   (2,478,102)    (238,985)    (337,741)        --     (9,203,394)
                                    -----------   -----------   ----------   ----------   --------   ------------
Discounted future net cash
  flows(2)........................  $ 7,822,557   $ 2,849,495   $  517,370   $  758,228   $     --   $ 11,947,650
                                    ===========   ===========   ==========   ==========   ========   ============
1999
Cash inflows......................  $ 8,559,045   $ 2,635,191   $1,529,575   $2,227,818   $     --   $ 14,951,629
Production and development
  costs...........................   (2,820,412)     (845,373)    (254,287)    (639,441)        --     (4,559,513)
Income tax expense................   (1,527,499)     (427,930)    (428,608)    (310,472)        --     (2,694,509)
                                    -----------   -----------   ----------   ----------   --------   ------------
Net cash flows....................    4,211,134     1,361,888      846,680    1,277,905         --      7,697,607
10 percent discount rate..........   (1,815,462)     (667,085)    (252,379)    (387,320)        --     (3,122,246)
                                    -----------   -----------   ----------   ----------   --------   ------------
Discounted future net cash
  flows(2)........................  $ 2,395,672   $   694,803   $  594,301   $  890,585   $     --   $  4,575,361
                                    ===========   ===========   ==========   ==========   ========   ============
1998
Cash inflows......................  $ 3,523,294   $   763,349   $  877,861   $1,208,235   $129,965   $  6,502,704
Production and development
  costs...........................   (1,496,382)     (240,166)    (263,199)    (479,627)   (28,718)    (2,508,092)
Income tax expense................     (327,470)     (127,405)    (166,751)    (156,409)   (29,211)      (807,246)
                                    -----------   -----------   ----------   ----------   --------   ------------
Net cash flows....................    1,699,442       395,778      447,911      572,199     72,036      3,187,366
10 percent discount rate..........     (675,035)     (165,220)    (127,723)    (209,448)   (45,889)    (1,223,315)
                                    -----------   -----------   ----------   ----------   --------   ------------
Discounted future net cash
  flows(2)........................  $ 1,024,407   $   230,558   $  320,188   $  362,751   $ 26,147   $  1,964,051
                                    ===========   ===========   ==========   ==========   ========   ============

---------------

(1) Included in cash inflows is approximately $10.9 million, $30.8 million and $27.9 million ($3.3 million, $9.7 million and $9.1 million after discount at 10 percent per annum) for 2000, 1999 and 1998, respectively, of Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed.

(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $17.7 billion, $6.1 billion and $2.4 billion as of December 31, 2000, 1999 and 1998, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          1999          1998
                                                -----------   -----------   -----------
                                                            (IN THOUSANDS)
Sales, net of production costs................  $(2,064,471)  $  (923,068)  $  (551,457)
Net change in prices and production costs.....    4,693,840     2,619,118    (1,253,213)
Discoveries and improved recovery, net of
  related costs...............................    2,703,195       282,523       620,153
Change in future development costs............       67,442        82,853       251,638
Revision of quantities........................      135,669        90,221      (149,859)
Purchases of minerals in-place................    5,796,278     1,488,905        52,785
Accretion of discount.........................      606,801       239,589       327,262
Change in income taxes........................   (4,284,904)   (1,060,814)      277,518
Sales of properties...........................      (25,585)     (136,453)     (132,337)
Change in production rates and other..........     (255,976)      (71,564)      (41,701)
                                                -----------   -----------   -----------
                                                $ 7,372,289   $ 2,611,310   $  (599,211)
                                                ===========   ===========   ===========

     Impact of Pricing -- The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future natural gas or oil sales are covered by physical contracts at specified prices. Price fluctuations are largely due to supply and demand perceptions for natural gas and volatility in oil prices.

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

                      APACHE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                             FIRST(1)   SECOND(1)   THIRD(1)    FOURTH      TOTAL
                                             --------   ---------   --------   --------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Revenues...................................  $448,191   $486,413    $618,513   $730,787   $2,283,904
Expenses, net..............................   331,195    342,181     416,265    473,668    1,563,309
                                             --------   --------    --------   --------   ----------
Income before change in accounting
  principle................................   116,996    144,232     202,248    257,119      720,595
Cumulative effect of change in accounting
  principle, net of income tax.............    (7,539)        --          --         --       (7,539)
                                             --------   --------    --------   --------   ----------
Net income.................................  $109,457   $144,232    $202,248   $257,119   $  713,056
                                             ========   ========    ========   ========   ==========
Income attributable to common stock........  $104,193   $139,324    $197,340   $252,211   $  693,068
                                             ========   ========    ========   ========   ==========
Basic net income per common shares(2):
  Before change in accounting principle....  $    .98   $   1.22    $   1.64   $   2.04   $     5.94
                                             ========   ========    ========   ========   ==========
  After change in accounting principle.....  $    .92   $   1.22    $   1.64   $   2.04   $     5.87
                                             ========   ========    ========   ========   ==========
Diluted net income per common share(2):
  Before change in accounting principle....  $    .96   $   1.18    $   1.58   $   1.96   $     5.73
                                             ========   ========    ========   ========   ==========
  After change in accounting principle.....  $    .90   $   1.18    $   1.58   $   1.96   $     5.67
                                             ========   ========    ========   ========   ==========
1999
Revenues...................................  $163,422   $246,418    $340,821   $395,892   $1,146,553
Expenses, net..............................   165,590    213,650     268,043    298,415      945,698
                                             --------   --------    --------   --------   ----------
Net income (loss)..........................  $ (2,168)  $ 32,768    $ 72,778   $ 97,477   $  200,855
                                             ========   ========    ========   ========   ==========
Income (loss) attributable to common
  stock....................................  $ (3,588)  $ 29,632    $ 67,831   $ 92,531   $  186,406
                                             ========   ========    ========   ========   ==========
Net income (loss) per common share(2):
  Basic....................................  $   (.04)  $    .28    $    .59   $    .81   $     1.73
                                             ========   ========    ========   ========   ==========
  Diluted..................................  $   (.04)  $    .28    $    .59   $    .80   $     1.72
                                             ========   ========    ========   ========   ==========

---------------

(1) Prior quarters for 2000 have been restated to reflect a change in accounting principle, which was effective as of January 1, 2000 (see Note 1 to the consolidated financial statements).

(2) The sum of the individual quarterly net income (loss) per common share amounts may not agree with year-to-date net income (loss) per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in certain of the quarterly computations of diluted net income (loss) per common share because to do so would have been antidilutive.

BOARD OF DIRECTORS

FREDERICK M. BOHEN(3)(5)
Former Executive Vice President and
Chief Operating Officer
The Rockefeller University

G. STEVEN FARRIS
President and Chief Operating Officer
Apache Corporation

RANDOLPH M. FERLIC, M.D.(1)(2)(4)
Founder and Former President,
Surgical Services of the Great Plains, P.C.

EUGENE C. FIEDOREK(2)
Private Investor, Former Managing Director,
EnCap Investments L.C.

A. D. FRAZIER, JR.(3)(5)
President and Chief Executive Officer
Chicago Stock Exchange, Inc.

JOHN A. KOCUR(1)(3)(4)
Attorney at Law; Former Vice Chairman
of the Board,
Apache Corporation

GEORGE D. LAWRENCE JR.(1)(3)
Private Investor; Former Chief Executive Officer,
The Phoenix Resource Companies, Inc.

MARY RALPH LOWE(3)(4)(5)
President and Chief Executive Officer,
Maralo, LLC

F. H. MERELLI(1)(2)
Chairman of the Board and Chief Executive Officer,
Key Production Company, Inc.

RODMAN D. PATTON(2)
Former Managing Director,
Merrill Lynch Energy Group

CHARLES J. PITMAN(4)
Former Regional President -- Middle East/
Caspian/Egypt/India,
BP Amoco plc, and Sole Member,
Shaker Mountain Energy Associates, LLC

RAYMOND PLANK(1)(4)
Chairman of the Board and Chief Executive Officer
Apache Corporation

OFFICERS

RAYMOND PLANK
Chairman of the Board and Chief Executive Officer

G. STEVEN FARRIS
President and Chief Operating Officer

MICHAEL S. BAHORICH
Executive Vice President -- Exploration and
Production Technology

H. CRAIG CLARK
Executive Vice President -- U.S. Operations

JOHN A. CRUM
Executive Vice President -- Eurasia and New Ventures

ROGER B. PLANK
Executive Vice President and Chief Financial Officer

LISA A. STEWART
Executive Vice President --
Business Development and E&P Services

ZURAB S. KOBIASHVILI
Senior Vice President and General Counsel

JEFFREY M. BENDER
Vice President -- Human Resources

MATTHEW W. DUNDREA
Vice President and Treasurer

ROBERT J. DYE
Vice President -- Investor Relations

ERIC L. HARRY
Vice President and Associate General Counsel

ANTHONY R. LENTINI, JR.
Vice President -- Public and International Affairs

THOMAS L. MITCHELL
Vice President and Controller

CHERI L. PEPER
Corporate Secretary

---------------

(1) Executive Committee

(2) Audit Committee

(3) Management, Development & Compensation Committee

(4) Nominating Committee

(5) Stock Option Plan Committee

SHAREHOLDER INFORMATION

STOCK DATA

                                                DIVIDENDS
                           PRICE RANGE          PER SHARE*
                       -------------------   ----------------
                         HIGH       LOW      DECLARED   PAID
2000                   --------   --------   --------   -----
First Quarter          $51.5000   $32.1250    $0.07     $0.07
Second Quarter         $61.5000   $44.0000       --     $0.07
Third Quarter          $67.6875   $46.3750    $0.14        --
Fourth Quarter         $74.1875   $51.5000       --     $0.14
1999
First Quarter          $28.5625   $17.6250    $0.07     $0.07
Second Quarter         $39.8750   $25.0625    $0.07     $0.07
Third Quarter          $49.9375   $37.0000    $0.07     $0.07
Fourth Quarter         $44.0000   $30.0000    $0.07     $0.07

* The Company paid dividends of $0.28 per share in 2000, of which $0.21 was declared in 2000 and $0.07 was declared in the fourth quarter of 1999, as a result of changing its dividend payment schedule during 2000 from a quarterly basis to an annual basis.

The Company has paid cash dividends on its common stock for 34 consecutive years through December 31, 2000. Absent significant events, the Company expects to maintain the current dividend level on its common stock. During 2000, the Company changed the dividend payment schedule on its common stock from a quarterly basis to an annual basis. Future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors. Apache common stock is listed on the New York and Chicago stock exchanges (symbol APA). At December 31, 2000, the company's shares of common stock outstanding were held by approximately 10,000 shareholders of record and 50,000 beneficial owners. Also listed on the New York Stock Exchange are:

- the company's 9.25% notes, due 2002
  (symbol APA 02)
- the company's $2.015 depositary shares
  (symbol APAPrC)
- Apache Finance Canada's 7.75% notes, due 2029 (symbol APA 29)

CORPORATE OFFICES
One Post Oak Central
2000 Post Oak Boulevard
Suite 100
Houston, Texas 77056-4400
(713) 296-6000

INDEPENDENT PUBLIC ACCOUNTANTS
Arthur Andersen LLP
711 Louisiana
Suite 1300
Houston, Texas 77002

STOCK TRANSFER AGENT AND REGISTRAR
Wells Fargo Bank Minnesota, N.A.
(formerly known as Norwest Bank Minnesota, N.A.)
161 North Concord Exchange
P.O. Box 738
South St. Paul, Minnesota 55075
(651) 450-4064 or (800) 468-9716

Communications concerning the transfer of shares, lost certificates, dividend checks, duplicate mailings or change of address should be directed to the stock transfer agent.

DIVIDEND REINVESTMENT PLAN
Shareholders of record may invest their dividends automatically in additional shares of Apache common stock at the market price. Participants may also invest up to an additional $5,000 in Apache shares each quarter through this service. All bank service fees and brokerage commissions on purchases are paid by Apache. A prospectus describing the terms of the Plan and an authorization form may be obtained from the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A.

ANNUAL MEETING
Apache will hold its annual meeting of shareholders on Thursday, May 3, 2001, at 10 a.m. in the Ballroom, Doubletree Hotel at Post Oak, 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: http://www.apachecorp.com

STOCK HELD IN "STREET NAME"
The Company maintains a direct mailing list to ensure that shareholders with stock held in brokerage accounts receive information on a timely basis. Shareholders wanting to be added to this list should direct their requests to Apache's Public and International Affairs Department, 2000 Post Oak Boulevard, Suite 100, Houston, Texas, 77056-4400, by calling (713) 296-6157 or by e-mail to requests@apachecorp.com.

FORM 10-K REQUEST
Shareholders and other persons interested in obtaining, without cost, a copy of the Company's Form 10-K filed with the Securities and Exchange Commission may do so by writing to Cheri L. Peper, Corporate Secretary, 2000 Post Oak Boulevard, Suite 100, Houston, Texas, 77056-4400.

INVESTOR RELATIONS
Shareholders, brokers, securities analysts or portfolio managers seeking information about the Company are welcome to contact Robert J. Dye, Vice President of Investor Relations, at (713) 296-6662.

Members of the news media and others seeking information about the Company should contact Apache's Public and International Affairs Department at (713) 296-6107.

WEB SITE:  http://www.apachecorp.com

                               INDEX TO EXHIBITS

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
          2.1            -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc., as seller, and
                            Registrant, as buyer, dated December 22, 1994
                            (incorporated by reference to Exhibit 99.3 to
                            Registrant's Current Report on Form 8-K, dated November
                            29, 1994, SEC File No. 1- 4300).
          2.2            -- Amended and Restated Agreement and Plan of Merger among
                            Registrant, XPX Acquisitions, Inc and DEKALB Energy
                            Company, dated December 21, 1994 (incorporated by
                            reference to Exhibit 2.1 to Amendment No. 3 to
                            Registrant's Registration Statement on Form S-4,
                            Registration No. 33-57321, filed April 14, 1995).
          2.3            -- Agreement and Plan of Merger among Registrant, YPY
                            Acquisitions, Inc. and The Phoenix Resource Companies,
                            Inc., dated March 27, 1996 (incorporated by reference to
                            Exhibit 2.1 to Registrant's Registration Statement on
                            Form S-4, Registration No. 333-02305, filed April 5,
                            1996).
          3.1            -- Restated Certificate of Incorporation of Registrant,
                            dated December 16, 1999, as filed with the Secretary of
                            State of Delaware on December 17, 1999 (incorporated by
                            reference to Exhibit 99.1 to Registrant's Current Report
                            on Form 8-K, dated December 17, 1999, SEC File No.
                            1-4300).
          3.2            -- Bylaws of Registrant, as amended May 4, 2000
                            (incorporated by reference to Exhibit 3.1 to Registrant's
                            Quarterly Report on Form 10-Q for the quarter ended March
                            31, 2000, SEC File No. 1-4300).
          4.1            -- Form of Certificate for Registrant's Common Stock
                            (incorporated by reference to Exhibit 4.1 to Registrant's
                            Annual Report on Form 10-K for year ended December 31,
                            1995, SEC File No. 1-4300).
          4.2            -- Form of Certificate for Registrant's 5.68% Cumulative
                            Preferred Stock, Series B (incorporated by reference to
                            Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to
                            Registrant's Current Report on Form 8-K, dated August 18,
                            1998, SEC File No. 1-4300).
          4.3            -- Form of Certificate for Registrant's Automatically
                            Convertible Equity Securities, Conversion Preferred
                            Stock, Series C (incorporated by reference to Exhibit
                            99.8 to Amendment No. 1 on Form 8-K/A to Registrant's
                            Current Report on Form 8-K, dated April 29, 1999, SEC
                            File No. 1-4300).
          4.4            -- Rights Agreement, dated January 31, 1996, between
                            Registrant and Norwest Bank Minnesota, N.A., rights
                            agent, relating to the declaration of a rights dividend
                            to Registrant's common shareholders of record on January
                            31, 1996 (incorporated by reference to Exhibit (a) to
                            Registrant's Registration Statement on Form 8-A, dated
                            January 24, 1996, SEC File No. 1-4300).
         10.1            -- Credit Agreement, dated June 12, 1997, among the
                            Registrant, the lenders named therein, Morgan Guaranty
                            Trust Company, as Global Documentation Agent and U.S.
                            Syndication Agent, The First National Bank of Chicago, as
                            U.S. Documentation Agent, NationsBank of Texas, N.A., as
                            Co-Agent, Union Bank of Switzerland, Houston Agency, as
                            Co-Agent, and The Chase Manhattan Bank, as Global
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                            dated June 13, 1997, SEC File No. 1-4300).

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
         10.2            -- Credit Agreement, dated June 12, 1997, among Apache
                            Canada Ltd., a wholly-owned subsidiary of the Registrant,
                            the lenders named therein, Morgan Guaranty Trust Company,
                            as Global Documentation Agent, Royal Bank of Canada, as
                            Canadian Documentation Agent, The Chase Manhattan Bank of
                            Canada, as Canadian Syndication Agent, Bank of Montreal,
                            as Canadian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.2 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
         10.3            -- Credit Agreement, dated June 12, 1997, among Apache
                            Energy Limited and Apache Oil Australia Pty Limited,
                            wholly-owned subsidiaries of the Registrant, the lenders
                            named therein, Morgan Guaranty Trust Company, as Global
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, Sydney Branch, as Australian
                            Documentation Agent, The Chase Manhattan Bank, as
                            Australian Syndication Agent, Citisecurities Limited, as
                            Australian Administrative Agent, and The Chase Manhattan
                            Bank, as Global Administrative Agent (incorporated by
                            reference to Exhibit 10.3 to Registrant's Current Report
                            on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
         10.4            -- Fiscal Agency Agreement, dated January 4, 1995, between
                            Registrant and Chemical Bank, as fiscal agent, relating
                            to Registrant's 6% Convertible Subordinated Debentures
                            due 2002 (incorporated by reference to Exhibit 99.2 to
                            Registrant's Current Report on Form 8-K, dated December
                            6, 1994, SEC File No. 1-4300).
         10.5            -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Khalda Area in Western Desert of
                            Egypt by and among Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation and Phoenix Resources
                            Company of Egypt, dated April 6, 1981 (incorporated by
                            reference to Exhibit 19(g) to Phoenix's Annual Report on
                            Form 10-K for year ended December 31, 1984, SEC File No.
                            1-547).
         10.6            -- Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt by and among Arab
                            Republic of Egypt, the Egyptian General Petroleum
                            Corporation and Phoenix Resources Company of Egypt
                            incorporated by reference to Exhibit 10(d)(4) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).
         10.7            -- Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix
                            Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10.1 to
                            Phoenix's Registration Statement on Form S-1,
                            Registration No. 33-1069, filed October 23, 1985).
         10.8            -- Amendment, dated March 30, 1989, to Farmout Agreement
                            relating to the Khalda Area Concession, by and between
                            Phoenix Resources Company of Egypt and Conoco Khalda
                            Inc(incorporated by reference to Exhibit 10(d)(5) to
                            Phoenix's Quarterly Report on Form 10-Q for quarter ended
                            June 30, 1989, SEC File No. 1-547).

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
         10.9            -- Amendment, dated May 21, 1995, to Concession Agreement
                            for Petroleum Exploration and Exploitation in the Khalda
                            Area in Western Desert of Egypt between Arab Republic of
                            Egypt, the Egyptian General Petroleum Corporation, Repsol
                            Exploracion Egipto S.A., Phoenix Resources Company of
                            Egypt and Samsung Corporation (incorporated by reference
                            to exhibit 10.12 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1997, SEC File No.
                            1-4300).
         10.10           -- Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area in Western Desert of
                            Egypt, between Arab Republic of Egypt, the Egyptian
                            General Petroleum Corporation, Phoenix Resources Company
                            of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993
                            (incorporated by reference to Exhibit 10(b) to Phoenix's
                            Annual Report on Form 10-K for year ended December 31,
                            1993, SEC File No. 1-547).
         10.11           -- Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and
                            Exploitation in the Qarun Area, effective June 16, 1994
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
        +10.12           -- Apache Corporation Corporate Incentive Compensation Plan
                            A (Senior Officers' Plan), dated July 16, 1998
                            (incorporated by reference to Exhibit 10.13 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.13           -- Apache Corporation Corporate Incentive Compensation Plan
                            B (Strategic Objectives Format), dated July 16, 1998
                            (incorporated by reference to Exhibit 10.14 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
        +10.14           -- Apache Corporation 401(k) Savings Plan, dated August 1,
                            1997, effective January 1, 1997 (incorporated by
                            reference to Exhibit 10.1 to Registrant's Current Report
                            on Form 8-K, dated August 8, 1997, SEC File No. 1-4300).
        +10.15           -- Amendments to Apache Corporation 401(k) Savings Plan,
                            dated October 21, 1999, effective as of January 1, 1997
                            and 1999.
        +10.16           -- Apache Corporation Money Purchase Retirement Plan, dated
                            December 31, 1997, effective January 1, 1997
                            (incorporated by reference to Exhibit 10.19 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997, SEC File No. 1-4300).
        +10.17           -- Amendments to Apache Corporation Money Purchase
                            Retirement Plan, dated October 21, 1999, effective as of
                            January 1, 1997 and 1998.
        +10.18           -- Non-Qualified Retirement/Savings Plan of Apache
                            Corporation, restated as of January 1, 1997, and
                            amendments effective as of January 1, 1997, January 1,
                            1998 and January 1, 1999 (incorporated by reference to
                            Exhibit 10.17 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1998, SEC File No. 1-4300).
        +10.19           -- Amendment to Non-Qualified Retirement/Savings Plan of
                            Apache Corporation, dated February 22, 2000, effective as
                            of January 1, 1999 (incorporated by reference to Exhibit
                            4.7 to Registrant's Registration Statement on Form S-8,
                            Registration No. 333-31092, filed February 25, 2000); and
                            Amendment dated July 27, 2000 (incorporated by reference
                            to Exhibit 4.8 to Amendment No. 1 to Registrant's
                            Registration Statement on Form S-8, Registration No.
                            333-31092, filed August 18, 2000).

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
       +*10.20           -- Apache Corporation 1990 Stock Incentive Plan, as amended and restated December 14, 2000, effective March 1, 2001.
       +*10.21           -- Apache Corporation 1995 Stock Option Plan, as amended and restated December 14, 2000, effective March 1, 2001.
       +*10.22           -- Apache Corporation 2000 Share Appreciation Plan, dated
                            December 19, 2000, effective October 12, 2000.
       +*10.23           -- Apache Corporation 1996 Performance Stock Option Plan, as
                            amended and restated December 14, 2000, effective March
                            1, 2001.
       +*10.24           -- Apache Corporation 1998 Stock Option Plan, as amended and restated December 14, 2000, effective March 1, 2001.
       +*10.25           -- Apache Corporation 2000 Stock Option Plan, as amended and restated December 14, 2000, effective March 1, 2001.
        +10.26           -- 1990 Employee Stock Option Plan of The Phoenix Resource
                            Companies, Inc., as amended through September 29, 1995,
                            effective April 9, 1990 (incorporated by reference to
                            Exhibit 10.33 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1996, SEC File No. 1-4300).
        +10.27           -- Apache Corporation Income Continuance Plan, as amended
                            and restated February 24, 1988 (incorporated by reference
                            to Exhibit 10.19 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1990, SEC File No.
                            1-4300).
       +*10.28           -- Apache Corporation Deferred Delivery Plan, as amended and restated December 14, 2000.
        +10.29           -- Apache Corporation Non-Employee Directors' Compensation
                            Plan, as amended and restated December 17, 1998
                            (incorporated by reference to Exhibit 10.26 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
       +*10.30           -- Apache Corporation Outside Directors' Retirement Plan, as
                            amended and restated February 8, 2001.
       +*10.31           -- Apache Corporation Equity Compensation Plan for
                            Non-Employee Directors, as amended and restated September
                            14, 2000.
        +10.32           -- Amended and Restated Employment Agreement, dated December
                            5, 1990, between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.39 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1996, SEC File No. 1-4300).
        +10.33           -- First Amendment, dated April 4, 1996, to Restated
                            Employment Agreement between Registrant and Raymond Plank
                            (incorporated by reference to Exhibit 10.40 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31,1996, SEC File No. 1-4300).
        +10.34           -- Amended and Restated Employment Agreement, dated December
                            20, 1990, between Registrant and John A. Kocur
                            (incorporated by reference to Exhibit 10.10 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1990, SEC File No. 1-4300).
        +10.35           -- Employment Agreement, dated June 6, 1988, between
                            Registrant and G. Steven Farris (incorporated by
                            reference to Exhibit 10.6 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1989, SEC File
                            No. 1-4300).

EXHIBIT
NO.                                              DESCRIPTION
-------                                          -----------
        +10.36           -- Conditional Stock Grant Agreement, dated December 17,
                            1998, between Registrant and G. Steven Farris
                            (incorporated by reference to Exhibit 10.33 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1998, SEC File No. 1-4300).
         10.37           -- Amended and Restated Gas Purchase Agreement, effective
                            July 1, 1998, by and among Registrant and MW Petroleum
                            Corporation, as Seller, and Producers Energy Marketing,
                            LLC, as Buyer (incorporated by reference to Exhibit 10.1
                            to Registrant's Current Report on Form 8-K, dated June
                            18, 1998, SEC File No. 1-4300).
        *12.1            -- Statement of Computation of Ratios of Earnings to Fixed
                            Charges and Combined Fixed Charges and Preferred Stock
                            Dividends
        *21.1            -- Subsidiaries of Registrant
        *23.1            -- Consent of Arthur Andersen LLP
        *23.2            -- Consent of Ryder Scott Company L.P., Petroleum
                            Consultants
        *24.1            -- Power of Attorney (included as a part of the signature
                            pages to this report)

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.