Form 10-Q
period 2001-03-31
APACHE CORP
filed 2001-05-15
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from                     to
                                  -------------------    ----------------------

                          Commission File Number 1-4300


                               APACHE CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                     41-0747868
   -------------------------------                     ----------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                      Identification Number)

                                                             77056-4400
      Suite 100, One Post Oak Central                        ----------
   2000 Post Oak Boulevard, Houston, TX                      (Zip Code)
 ----------------------------------------
 (Address of Principal Executive Offices)


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



Number of shares of Registrant's common stock,
outstanding as of March 31, 2001.....................................125,406,871

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                         FOR THE QUARTER ENDED MARCH 31,
                                                                        ---------------------------------
                                                                           2001                 2000
                                                                        ----------             ----------
                                                                         (In thousands, except per common
                                                                                    share data)
REVENUES:
   Oil and gas production revenues                                      $  801,598             $  446,117
   Equity in income of affiliates                                               --                  1,220
   Other revenues (losses)                                                  (6,455)                   854
                                                                        ----------             ----------

                                                                           795,143                448,191
                                                                        ----------             ----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization                                172,530                132,149
   Lease operating costs                                                    90,107                 61,461
   Severance and other taxes                                                21,293                  8,966
   Administrative, selling and other                                        20,376                 14,649
   Financing costs:
      Interest expense                                                      44,712                 41,568
      Amortization of deferred loan costs                                      502                  1,279
      Capitalized interest                                                 (15,085)               (14,017)
      Interest income                                                         (877)                  (540)
                                                                        ----------             ----------

                                                                           333,558                245,515
                                                                        ----------             ----------

INCOME BEFORE INCOME TAXES                                                 461,585                202,676
   Provision for income taxes                                              179,384                 85,680
                                                                        ----------             ----------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                               282,201                116,996
   Cumulative effect of change in accounting principle, net of
      income tax                                                                --                 (7,539)
                                                                        ----------             ----------

NET INCOME                                                                 282,201                109,457
   Preferred stock dividends                                                 4,908                  5,264
                                                                        ----------             ----------

INCOME ATTRIBUTABLE TO COMMON STOCK                                     $  277,293             $  104,193
                                                                        ==========             ==========

BASIC NET INCOME PER COMMON SHARE:
   Before change in accounting principle                                $     2.24             $      .98
   Cumulative effect of change in accounting principle                          --                   (.06)
                                                                        ----------             ----------

                                                                        $     2.24             $      .92
                                                                        ==========             ==========

DILUTED NET INCOME PER COMMON SHARE:
   Before change in accounting principle                                $     2.15             $      .96
   Cumulative effect of change in accounting principle                          --                   (.06)
                                                                        ----------             ----------

                                                                        $     2.15             $      .90
                                                                        ==========             ==========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE QUARTER ENDED MARCH 31,
                                                                               -------------------------------
                                                                                   2001               2000
                                                                               ------------       ------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $    282,201       $    109,457
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                   172,530            132,149
         Provision for deferred income taxes                                         98,920             52,075
         Cumulative effect of change in accounting principle                             --              7,539
         Other                                                                        3,376               (432)
   Other non-cash items                                                               2,367               (748)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                          44,477            (18,552)
         (Increase) decrease in advances to oil and gas ventures and other          (20,672)            (3,089)
         (Increase) decrease in product inventory                                      (107)           (11,780)
         (Increase) decrease in deferred charges and other                           (3,677)            (1,305)
         Increase (decrease) in payables                                             58,364             (5,269)
         Increase (decrease) in accrued expenses                                     15,095            (13,528)
         Increase (decrease) in advances from gas purchasers                         (3,547)            (7,157)
         Increase (decrease) in deferred credits and noncurrent liabilities          (6,782)             2,882
                                                                               ------------       ------------

             Net cash provided by operating activities                              642,545            242,242
                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                             (344,982)          (173,305)
   Non-cash portion of net oil and gas property additions                            65,274              3,974
   Acquisition of Fletcher subsidiaries                                            (465,018)                --
   Acquisition of Repsol YPF properties                                            (446,933)          (119,525)
   Proceeds from sales of oil and gas properties                                    128,663             16,752
   Other, net                                                                       (39,333)            (1,730)
                                                                               ------------       ------------

             Net cash used in investing activities                               (1,102,329)          (273,834)
                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                           1,176,159            173,677
   Payments on long-term debt                                                      (645,800)          (103,548)
   Dividends paid                                                                    (4,870)           (12,926)
   Payments to repurchase Series C Preferred Stock                                       --             (2,613)
   Common stock activity, net                                                         4,153              6,072
   Treasury stock activity, net                                                          98            (17,727)
   Cost of debt and equity transactions                                                (294)                (3)
                                                                               ------------       ------------

             Net cash provided by financing activities                              529,446             42,932
                                                                               ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            69,662             11,340

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       37,173             13,171
                                                                               ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    106,835       $     24,511
                                                                               ============       ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                         MARCH 31,        DECEMBER 31,
                                                                            2001              2000
                                                                        ------------      ------------
                                                                                (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $    106,835      $     37,173
   Receivables                                                               553,666           506,723
   Inventories                                                                72,580            54,764
   Advances to oil and gas ventures and other                                 56,697            31,360
   Oil and gas derivative instruments                                         26,809                --
                                                                        ------------      ------------

                                                                             816,587           630,020
                                                                        ------------      ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                   10,224,352         9,423,922
      Unproved properties and properties under
         development, not being amortized                                  1,062,326           977,491
   Gas gathering, transmission and processing facilities                     698,687           573,621
   Other                                                                     152,636           119,590
                                                                        ------------      ------------
                                                                          12,138,001        11,094,624
   Less:  Accumulated depreciation, depletion and amortization            (4,437,492)       (4,282,162)
                                                                        ------------      ------------

                                                                           7,700,509         6,812,462
                                                                        ------------      ------------
OTHER ASSETS:
   Goodwill                                                                  197,200                --
   Oil and gas derivative instruments                                        100,930                --
   Deferred charges and other                                                 41,068            39,468
                                                                        ------------      ------------

                                                                        $  8,856,294      $  7,481,950
                                                                        ============      ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                              MARCH 31,       DECEMBER 31,
                                                                                2001              2000
                                                                            ------------      ------------
                                                                                    (In thousands)
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                     $     30,276      $     25,000
   Oil and gas derivative instruments                                            147,340                --
   Accounts payable                                                              377,518           259,120
   Accrued operating expense                                                      25,718            23,893
   Accrued exploration and development                                           207,397           143,916
   Accrued compensation and benefits                                              13,640            34,695
   Accrued interest                                                               31,629            25,947
   Accrued income taxes                                                           56,281             9,123
   Other accrued expenses                                                         14,637            31,653
                                                                            ------------      ------------
                                                                                 904,436           553,347
                                                                            ------------      ------------
LONG-TERM DEBT                                                                 2,718,341         2,193,258
                                                                            ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes                                                                  760,369           699,833
   Advances from gas purchasers                                                  149,559           153,106
   Oil and gas derivative instruments                                            165,634                --
   Other                                                                         125,190           127,766
                                                                            ------------      ------------
                                                                               1,200,752           980,705
                                                                            ------------      ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                                    98,387            98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 shares
         issued and outstanding                                                  208,207           208,207
   Common stock, $1.25 par, 215,000,000 shares authorized,
      128,245,610 and 126,500,776 shares issued, respectively                    160,307           158,126
   Paid-in capital                                                             2,276,993         2,173,183
   Retained earnings                                                           1,503,824         1,226,531
   Treasury stock, at cost, 2,838,739 and 2,866,028 common shares,
      respectively                                                               (68,899)          (69,562)
   Accumulated other comprehensive loss                                         (146,054)          (40,232)
                                                                            ------------      ------------
                                                                               4,032,765         3,754,640
                                                                            ------------      ------------
                                                                            $  8,856,294      $  7,481,950
                                                                            ============      ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                           SERIES B       SERIES C
                                           COMPREHENSIVE   PREFERRED      PREFERRED      COMMON        PAID-IN       RETAINED
(In thousands)                                INCOME         STOCK          STOCK         STOCK        CAPITAL       EARNINGS
                                           -------------  -----------    -----------   -----------   -----------    -----------
BALANCE AT DECEMBER 31, 1999                              $    98,387    $   210,490   $   145,504   $ 1,717,027    $   558,721
   Comprehensive income:
     Net income                            $     109,457           --             --            --            --        109,457
     Currency translation adjustments             (5,600)          --             --            --            --             --
     Unrealized gain on marketable
       securities, net of applicable
       income taxes of $449                          732           --             --            --            --             --
                                           -------------
   Comprehensive income                    $     104,589
                                           =============
   Dividends:
     Preferred                                                     --             --            --            --         (4,934)
     Common ($.07 per share)                                       --             --            --            --         (7,961)
   Common shares issued                                            --             --           230         5,844             --
   Series C Preferred Stock purchased                              --         (2,283)           --            --           (330)
   Treasury shares purchased, net                                  --             --            --           213             --
                                                          -----------    -----------   -----------   -----------    -----------
BALANCE AT MARCH 31, 2000                                 $    98,387    $   208,207   $   145,734   $ 1,723,084    $   654,953
                                                          ===========    ===========   ===========   ===========    ===========


BALANCE AT DECEMBER 31, 2000                              $    98,387    $   208,207   $   158,126   $ 2,173,183    $ 1,226,531
   Comprehensive income:
     Net income                            $     282,201           --             --            --            --        282,201
     Currency translation adjustments            (56,515)          --             --            --            --             --
     Unrealized loss on marketable
       securities, net of applicable
       income tax benefit of $163                   (316)          --             --            --            --             --
     Unrealized loss on derivatives, net
       of income tax benefit of $31,427          (48,991)          --             --            --            --             --
                                           -------------
   Comprehensive income                    $     176,379
                                           =============
   Preferred dividends                                             --             --            --            --         (4,908)
   Common shares issued                                            --             --         2,181       102,836             --
   Treasury shares issued, net                                     --             --            --           974             --
                                                          -----------    -----------   -----------   -----------    -----------

BALANCE AT MARCH 31, 2001                                 $    98,387    $   208,207   $   160,307   $ 2,276,993    $ 1,503,824
                                                          ===========    ===========   ===========   ===========    ===========

                                                          ACCUMULATED
                                                             OTHER            TOTAL
                                            TREASURY     COMPREHENSIVE    SHAREHOLDERS'
(In thousands)                                STOCK      INCOME (LOSS)        EQUITY
                                           -----------   -------------    -------------
BALANCE AT DECEMBER 31, 1999               $   (52,256)  $      (8,446)   $   2,669,427
   Comprehensive income:
     Net income                                     --              --          109,457
     Currency translation adjustments               --          (5,600)          (5,600)
     Unrealized gain on marketable
       securities, net of applicable
       income taxes of $449                         --             732              732

   Comprehensive income

   Dividends:
     Preferred                                      --              --           (4,934)
     Common ($.07 per share)                        --              --           (7,961)
   Common shares issued                             --              --            6,074
   Series C Preferred Stock purchased               --              --           (2,613)
   Treasury shares purchased, net              (17,428)             --          (17,215)
                                           -----------   -------------    -------------
BALANCE AT MARCH 31, 2000                  $   (69,684)  $     (13,314)   $   2,747,367
                                           ===========   =============    =============


BALANCE AT DECEMBER 31, 2000               $   (69,562)  $     (40,232)   $   3,754,640
   Comprehensive income:
     Net income                                     --              --          282,201
     Currency translation adjustments               --         (56,515)         (56,515)
     Unrealized loss on marketable
       securities, net of applicable
       income tax benefit of $163                   --            (316)            (316)
     Unrealized loss on derivatives, net
       of income tax benefit of $31,427             --         (48,991)         (48,991)

   Comprehensive income

   Preferred dividends                              --              --           (4,908)
   Common shares issued                             --              --          105,017
   Treasury shares issued, net                     663              --            1,637
                                           -----------   -------------    -------------

BALANCE AT MARCH 31, 2001                  $   (68,899)  $    (146,054)   $   4,032,765
                                           ===========   =============    =============


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

     Change in Accounting Principle - In December 2000, the staff of the Securities and Exchange Commission (SEC) announced that commodity inventories should be carried at cost, not market value, despite longstanding industry practice. As a result, Apache changed its accounting for crude oil inventories in the fourth quarter of 2000, retroactive to the beginning of the year, and recognized a non-cash cumulative-effect charge to earnings effective January 1, 2000. Quarterly results for 2000 have been restated to reflect this change in accounting.


1.       ACQUISITIONS AND DIVESTITURES

    Acquisitions - In June 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware, Inc. (Collins & Ware) for approximately $320.7 million. The acquisition included estimated proved reserves of approximately 83.7 million barrels of oil equivalent (MMboe) as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

    In August 2000, Apache completed the acquisition of a Delaware limited liability company (LLC) owned by subsidiaries of Occidental Petroleum Corporation (Occidental) and the related natural gas production for approximately $321.2 million, plus future payments of approximately $44.0 million over four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico. The acquisition included estimated proved reserves of approximately 53.1 MMboe as of the acquisition date.

     In December 2000, Apache completed the acquisition of Canadian properties from Canadian affiliates of Phillips Petroleum Company (Phillips) for approximately $490.3 million. The acquisition included estimated proved reserves of approximately 70.0 MMboe as of the acquisition date. The properties comprise approximately 212,000 net developed acres and 275,000 net undeveloped acres, 786 square miles of 3-D seismic and 4,155 miles of 2-D seismic located in the Zama area of Northwest Alberta. The assets also include three sour gas plants with a total capacity of 150 million cubic feet (MMcf) per day, 13 compressor stations and 150 miles of owned and operated gas gathering lines.

     On March 22, 2001, Apache completed the acquisition of substantially all of Repsol YPF's (Repsol) oil and gas concession interests in Egypt for approximately $446.9 million in cash, subject to normal post closing adjustments. The properties include interests in seven Western Desert concessions and have estimated proved reserves of 68 MMboe as of the acquisition date. The Company already holds interests in five of the seven concessions.

     On March 27, 2001, Apache completed the acquisition of subsidiaries of Fletcher Challenge Energy (Fletcher) for approximately $465.0 million in cash and 1.64 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $61.04 per share), subject to normal post closing adjustments. The transaction included properties located in Canada's Western Sedimentary Basin and in Argentina and estimated proved reserves of 118.8 MMboe as of the acquisition date. Apache assumed a liability of $103.5 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.

     The Fletcher and Repsol purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair values on the date of acquisition, as follows:


                                                              FLETCHER       REPSOL
                                                             -----------    ---------
                                                                  (In thousands)
Value of properties acquired, including gathering and
     transportation facilities                               $   571,718    $ 299,933
Goodwill                                                         107,200       90,000
Derivative instruments and fixed-price contracts                (103,486)          --
Common stock issued                                             (100,325)          --
Working capital acquired, net                                     (8,202)      57,000
Deferred income tax liability                                     (1,887)          --
                                                             -----------    ---------

Cash paid, net of cash acquired                              $   465,018    $ 446,933
                                                             ===========    =========


     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher, Repsol, Collins & Ware, Occidental and Phillips acquisitions occurred on January 1, 2000. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                       FOR THE QUARTER ENDED              FOR THE QUARTER ENDED
                                                          MARCH 31, 2001                      MARCH 31, 2000
                                                  -------------------------------    --------------------------------
                                                    AS REPORTED      PRO FORMA         AS REPORTED       PRO FORMA
                                                  ---------------  --------------    ---------------  ---------------
                                                                 (In thousands, except per share data)
Revenues                                          $       795,143  $      902,098    $       448,191  $       676,845
Net income                                                282,201         304,683            109,457          162,821
Preferred stock dividends                                   4,908           4,908              5,264            5,264
Income attributable to common stock                       277,293         299,775            104,193          157,557

Net income per common share:
    Basic                                         $          2.24  $         2.39    $           .92  $          1.26
    Diluted                                                  2.15            2.29                .90             1.23

Average common shares outstanding                         123,880         125,432            113,837          124,681


     Divestitures - During the three months ended March 31, 2001, Apache sold
32.9 MMboe of proved reserves from largely marginal United States and Canadian properties, collecting cash of $128.7 million.


2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Apache periodically enters into commodity derivatives contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities.

     Effective January 1, 2001, Apache adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments (including derivative instruments embedded in other contracts), as defined, be recorded in the balance sheet as either an asset or liability measured at fair value and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses to be deferred in other comprehensive income (for the effective portion of the hedge) until such time as the forecasted transaction occurs, and requires that a company formally document, designate, and assess the effectiveness of derivative instruments that receive hedge accounting treatment. Upon adoption, Apache formally documented and designated all hedging relationships and verified that its hedging instruments are effective in offsetting changes in actual prices received by the Company. Such effectiveness is monitored at least quarterly and any ineffectiveness is reported in other revenues (losses) in the statement of consolidated operations.

     Apache's derivative positions break down into three general categories: advances from gas purchasers, Apache hedging activity and derivatives inherited from Fletcher. The fair values at transition and March 31, 2001 are summarized below:

                                                                      TRANSITION
                                                                    JANUARY 1, 2001           MARCH 31, 2001
                                                                    ---------------           --------------
                                                                                 (In thousands)
     Advances from Gas Purchasers:
        Derivatives - asset                                         $       121,453           $      127,739
        Embedded derivatives - liability                                   (121,453)                (127,739)

     Apache Hedging Activity:
        Fixed-price swaps                                           $       (30,872)          $      (27,914)
        Zero-cost collars - time value                                      (35,083)                 (44,593)
        Zero-cost collars - intrinsic value                                 (50,274)                 (12,694)
                                                                    ---------------           --------------

                                                                    $      (116,229)          $      (85,201)
                                                                    ===============           ==============


                                                                      ACQUISITION
                                                                      CLOSING DATE
                                                                     MARCH 27, 2001
                                                                     --------------
     Fletcher Acquisition:
        Derivatives                                                  $      (89,401)          $      (85,949)
        Fixed-price physical contracts                                      (14,085)                 (14,085)
                                                                     --------------           --------------

                                                                     $     (103,486)          $     (100,034)
                                                                     ==============           ==============


     On the transition date, January 1, 2001, Apache recognized a derivative asset of $121.5 million reflecting the fair value of gas price swaps entered into in connection with certain advance payments received from gas purchasers in 1998 and 1997. Apache also recognized a derivative liability of $121.5 million as an embedded derivative in the contracts under which the advance payments were received. The liability reflects the obligation to deliver gas at market prices in excess of the contractual prices determined at the inception of these transactions.

     The balance of Apache's derivative instruments relate to cash flow hedges on forecasted oil and gas sales, primarily entered into as the result of Apache's acquisition hedging strategy. On the transition date, the fair value of these derivative instruments represented a net liability of $116.2 million. The Company incurred a charge to earnings for minor ineffectiveness of $1.3 million during the first quarter of 2001. The time value of zero-cost collars at March 31, 2001 ($44.6 million) will not trigger any cash payments and will erode to zero as the options expire over the course of the next 27 months.

     In connection with the Fletcher acquisition, Apache assumed liabilities for derivative instruments (fixed-price swaps and put options) and fixed-price physical contracts entered into by Fletcher. The $103.5 million fair value on the closing date was recorded as a cost of the Fletcher acquisition (see Note
1).

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below (in thousands):

                                                                GROSS        AFTER-TAX
                                                             -----------    -----------
Cumulative effect of change in accounting principle          $  (116,229)   $   (71,287)

Reclassification of net realized losses into earnings             35,305         21,715

Net change in derivative fair value                                 (825)          (250)

Ineffectiveness recognized in earnings                             1,331            831
                                                             -----------    -----------

Accumulated other comprehensive income (loss)
    related to derivatives at March 31, 2001                 $   (80,418)   $   (48,991)
                                                             ===========    ===========


3.       NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                               FOR THE QUARTER ENDED MARCH 31,
                                          ---------------------------------------------------------------------------
                                                         2001                                   2000
                                          ------------------------------------   ------------------------------------
                                            INCOME       SHARES     PER SHARE       INCOME       SHARES     PER SHARE
                                          ----------   ----------  -----------   -----------  ----------   ----------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock     $  277,293      123,880  $      2.24   $   104,193     113,837   $      .92
                                                                   ===========                             ==========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other                         --        1,216                         --         536
  Series C Preferred Stock                     3,488        5,676                      3,844       5,738
                                          ----------   ----------                -----------  ----------

DILUTED:
  Income attributable to common stock,
   including assumed conversions          $  280,781      130,772  $      2.15   $   108,037     120,111   $      .90
                                          ==========   ==========  ===========   ===========  ==========   ==========


4.       SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING ACTIVITIES

     In January 2000, the Company acquired producing properties formerly owned by a subsidiary of Repsol for cash, plus assumed liabilities of $29.8 million.

     In March 2001, the Company acquired substantially all of Repsol's oil and gas concession interests in Egypt for cash and the assumption of certain non-cash liabilities. The accompanying financial statements include the non-cash amounts detailed in Note 1.

     In March 2001, the Company acquired subsidiaries of Fletcher for cash, 1.64 million shares of common stock and the assumption of certain non-cash liabilities. The accompanying financial statements include the non-cash amounts detailed in Note 1.

CASH PAID FOR INTEREST AND TAXES

     The following table provides supplemental disclosure of cash flow information:

                                                                     FOR THE QUARTER ENDED MARCH 31,
                                                                    ---------------------------------
                                                                       2001                   2000
                                                                    ----------             ----------
                                                                            (In thousands)
          Cash paid during the period for:
            Interest (net of amounts capitalized)                   $   23,945             $   23,096
            Income taxes (net of refunds)                               33,306                 33,605


5.       BUSINESS SEGMENT INFORMATION

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

                                                                                                    OTHER
                                            UNITED STATES    CANADA        EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                                            -------------  ----------   -----------  -----------  -------------  -----------
                                                                             (IN THOUSANDS)
FOR THE QUARTER ENDED MARCH 31, 2001

Oil and Gas Production Revenues...........  $     532,563  $  142,970   $    76,729  $    49,336  $          --  $   801,598
                                            =============  ==========   ===========  ===========  =============  ===========

Operating Income (Loss)(1)................  $     353,465  $   91,025   $    45,744  $    27,445  $         (11) $   517,668
                                            =============  ==========   ===========  ===========  =============

Other Income (Expense):
   Other revenues (losses)................                                                                            (6,455)
   Administrative, selling and other......                                                                           (20,376)
   Financing costs, net...................                                                                           (29,252)
                                                                                                                 -----------
Income Before Income Taxes................                                                                       $   461,585
                                                                                                                 ===========

Total Assets..............................  $   4,209,502  $2,155,500   $ 1,443,559  $   862,151  $     185,582  $ 8,856,294
                                            =============  ==========   ===========  ===========  =============  ===========


FOR THE QUARTER ENDED MARCH 31, 2000

Oil and Gas Production Revenues...........  $     240,604  $   60,771   $    97,674  $    47,068  $          --  $   446,117
                                            =============  ==========   ===========  ===========  =============  ===========

Operating Income (Loss)(1)................  $     115,639  $   32,766   $    69,949  $    25,199  $         (12) $   243,541
                                            =============  ==========   ===========  ===========  =============

Other Income (Expense):
   Equity in income of affiliates.........                                                                             1,220
   Other revenues.........................                                                                               854
   Administrative, selling and other......                                                                           (14,649)
   Financing costs, net...................                                                                           (28,290)
                                                                                                                 -----------
Income Before Income Taxes................                                                                       $   202,676
                                                                                                                 ===========

Total Assets..............................  $   2,945,541  $  901,702   $   917,133  $   781,468  $     160,666  $ 5,706,510
                                            =============  ==========   ===========  ===========  =============  ===========


(1) Operating income (loss) consists of oil and gas production revenues less depreciation, depletion and amortization (DD&A), lease operating costs and severance and other taxes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Strong product prices combined with record oil and natural gas production both contributed to our seventh consecutive quarterly increase in earnings and oil and gas revenues. Following are highlights for the first three months of 2001:

o Record oil and natural gas production revenues of $801.6 million, climbed 80 percent from last year's comparable quarter and nine percent from the record fourth quarter of 2000. Higher natural gas prices (up 124 percent) and production (up 33 percent) accounted for 93 percent of the increase in revenues relative to the comparable prior-year period.

o Income attributable to common stock of $277.3 million was $173.1 million (166 percent) higher than the first quarter of 2000.

o Record basic net income per common share of $2.24 was $1.32, or 143 percent higher than last year's comparable quarter and $.20 higher than the fourth quarter of 2000.

o Cash provided by operating activities of $642.5 million surpassed the half-billion dollar threshold for the second consecutive quarter and increased 165 percent from the first quarter of 2000.

o Record production of 987.7 million cubic feet of gas per day (MMcf/d) and 121,496 barrels of oil per day (bbls/d) was 33 percent and six percent ahead of a year ago, respectively, and topped fourth quarter 2000 averages of 934.5 MMcf/d and 115,235 bbls/d.

o On the regulatory front, following Apache's involvement, the FASB reversed its initial position concerning changes in the time value component of derivative instruments, in line with Apache's recommendation that such changes be recorded in the equity section of the balance sheet rather than through the income statement.

     Apache's outlook for the remainder of 2001 is favorable given the current indications for continuing strong product prices and rising production from the Fletcher and Repsol acquisitions which contributed to first quarter results for only four and nine days, respectively. Also, augmenting future oil and gas production will be completion of the Legendre and Simpson developments in Australia, scheduled for the second quarter, as well as the full impact of gas production from the Ladyfern area in Canada.

     Commodity Prices - Apache's average realized oil price increased $.30 per barrel from $25.51 per barrel in the first quarter of 2000 to $25.81 per barrel in the comparable 2001 period, increasing revenues by $3.2 million. The average realized price for natural gas increased $3.13 per thousand cubic feet (Mcf) from $2.52 per Mcf in the first quarter of 2000 to $5.65 per Mcf in 2001, positively impacting revenues by $211.8 million.

     Production - Gas production increased 33 percent during the first quarter of 2001 when compared to the same period last year. The increase in gas production positively impacted revenues by $119.9 million. Oil production increased six percent during the first quarter of 2001 when compared to the same period last year. The increase in oil production positively impacted revenues by $13.3 million. The increase in both oil and gas production was driven by the Collins & Ware and Occidental acquisitions in the U.S. and the Phillips acquisition in Canada during 2000. Successful drilling results in the Ladyfern area in Canada and completion of the Gipsy/North Gipsy development in Australia also contributed to the increase in gas production.


RESULTS OF OPERATIONS

     Apache reported income attributable to common stock of $277.3 million in the first quarter of 2001 versus $104.2 million in the prior year. Basic net income per common share of $2.24 for the first quarter of 2001 was 143 percent higher than the basic net income per common share of $.92 in 2000. The significant increase in oil and gas production revenues was partially offset by higher operating expenses.

     For the first quarter of 2001, revenues increased 77 percent to $795.1 million compared to $448.2 million in 2000, driven by a 194 percent increase in gas production revenues and a six percent increase in oil production revenues. The increase in oil and gas production revenues was primarily the result of a 124 percent increase in the average realized price for natural gas, a 33 percent increase in natural gas production and a six percent increase in oil production. Crude oil, including natural gas liquids, contributed 37 percent and natural gas contributed 63 percent of oil and gas production revenues in the first quarter of 2001.

     Volume and price information for the Company's oil and gas production is summarized in the following table:

                                                FOR THE QUARTER
                                                 ENDED MARCH 31,
                                            -----------------------    INCREASE
                                               2001         2000      (DECREASE)
                                            ----------   ----------   ----------
Natural Gas Volume - Mcf per day:
    United States                              636,547      484,891      31%
    Canada                                     181,992      125,908      45%
    Australia                                  114,718       88,966      29%
    Egypt                                       54,415       44,018      24%
                                            ----------   ----------
       Total                                   987,672      743,783      33%
                                            ==========   ==========

Average Natural Gas price - Per Mcf:
    United States                           $     6.63   $     2.62     153%
    Canada                                        5.62         2.11     166%
    Australia                                     1.26         1.48     (15)%
    Egypt                                         3.66         4.73     (23)%
       Total                                      5.65         2.52     124%

Oil Volume - Barrels per day:
    United States                               59,736       53,897      11%
    Canada                                      20,100       13,651      47%
    Australia                                   15,690       14,377       9%
    Egypt                                       25,970       32,568     (20)%
                                            ----------   ----------
       Total                                   121,496      114,493       6%
                                            ==========   ==========

Average Oil price - Per barrel:
    United States                           $    27.38   $    25.49       7%
    Canada                                       22.04        21.69       2%
    Australia                                    25.75        26.84      (4)%
    Egypt                                        25.17        26.56      (5)%
       Total                                     25.81        25.51       1%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                                7,595        4,583      66%
    Canada                                       1,247        1,534     (19)%
                                            ----------   ----------
       Total                                     8,842        6,117      45%
                                            ==========   ==========

Average NGL Price - Per barrel:
    United States                           $    20.03   $    17.50      14%
    Canada                                       27.28        15.74      73%
       Total                                     21.06        17.06      23%

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

     Natural gas sales for the first quarter of 2001 totaled $502.6 million, 194 percent higher than the first quarter of 2000. Average realized natural gas prices increased 124 percent, positively affecting revenue by $211.8 million. Apache realized average natural gas price increases in the U.S. of 153 percent, from $2.62 per Mcf in the first quarter 2000 to $6.63 per Mcf in the same period in 2001. The United States represented 64 percent of total natural gas production for the first quarter of 2001. The net result of derivative instruments decreased the Company's realized gas price by less than three percent, or $.16 per Mcf, during the first quarter of 2001 and increased the Company's realized gas price by $.02 per Mcf during the first quarter of 2000.

     Natural gas production increased 244 MMcf/d, or 33 percent, on a worldwide basis, favorably impacting revenue by $119.9 million. Natural gas production in the U.S. increased 31 percent primarily due to production from the Collins & Ware and Occidental property acquisitions in 2000. Initial production from the Ladyfern area and the Phillips' properties acquired in late December 2000, were the primary sources of the 56.1 MMcf/d increase in Canada.

     The Company's crude oil sales for the first quarter of 2001 totaled $282.3 million, a six percent increase from the first quarter of 2000, due primarily to higher production. The Company's realized price for sales of crude oil in the first quarter of 2001 increased $.30 per barrel, resulting in an increase in revenue of $3.2 million compared to the same period in 2000. Realized hedging losses negatively impacted the Company's realized oil price by less than three percent, or $.74 per barrel, during the first quarter of 2001 and $1.79 during the first quarter of 2000.

     First quarter 2001 oil production increased six percent compared to the prior year primarily from an 11 percent increase in oil production in the U.S. and a 47 percent increase in Canada, resulting in a $13.3 million increase in revenue compared to the same period in 2000. The U.S. oil production increase in the first quarter of 2001 was primarily due to production from the Collins & Ware and Occidental property acquisitions in 2000. Production from properties acquired from Phillips in late December 2000 was the primary source of the increased production in Canada.

     Revenue from the sale of natural gas liquids totaled $16.8 million for the first quarter of 2001, compared to $9.5 million for the first quarter of 2000. Natural gas liquids production increased 2,725 barrels per day, or 45 percent, and natural gas liquids prices increased $4 per barrel, or 23 percent.

OPERATING EXPENSES

     The Company's DD&A expense for the first quarter of 2001 totaled $172.5 million, compared to $132.1 million for the same period in 2000. On an equivalent barrel basis, full cost DD&A expense increased $.51 per barrel of oil equivalent (boe), from $5.56 per boe in the first quarter of 2000 to $6.07 per boe in 2001. The DD&A rate for the U.S. increased $.36 per boe from $6.04 per boe to $6.40 per boe, primarily the result of the acquisition of the Occidental properties in August 2000 and rising U.S. drilling rig costs. The acquisition of the Phillips' properties in December 2000, which carry higher DD&A costs, helped push the DD&A rate in Canada from $5.48 per boe to $6.08 per boe. The DD&A rate in Egypt increased by $1.26 per boe, from $4.89 per boe to $6.15 per boe primarily because of higher projected future development costs.

     Lease operating expense (LOE) increased 47 percent from $61.5 million in the first quarter of 2000 to $90.1 million for the same period in 2001. On an equivalent barrel basis, LOE increased from $2.76 per boe in the first quarter of 2000 to $3.39 per boe in the first quarter of 2001. Higher costs were partially attributable to the acquisition of Canadian and offshore oil properties, which carried a higher LOE per boe rate than our base production. Also adding to the rise were increased workover activities in the U.S. and Canada and rising fuel costs for electric power. The workovers accelerated production, allowing Apache to maximize the benefits of high oil and gas prices. Severance and other taxes increased from $9.0 million in the first quarter of 2000 to $21.3 million in the first quarter of 2001 due to the impact of higher oil and gas prices on severance taxes, which generally are based on a percentage of oil and gas production revenues.

     G&A expense in the first quarter of 2001 increased $5.7 million, or 39 percent, from a year ago primarily due to our enlarged overall infrastructure to properly handle increased responsibilities associated with recent producing property acquisitions. On an equivalent barrel basis, G&A expense for the first three months of 2001 increased $.11 per boe, to $.77 per boe compared to $.66 per boe for the same period in 2000.

     Net financing costs for the first quarter of 2001 increased $1.0 million, or three percent, from the prior year primarily due to higher gross interest expense. Gross interest expense increased $3.1 million due to a higher average outstanding debt balance attributable to acquisitions during 2000.


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

     The information set forth under "Commodity Risk" in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.


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

     Capital Expenditures - A summary of oil and gas capital expenditures during the first three months of 2001 and 2000 is presented below:

                                                      FOR THE QUARTER ENDED
                                                           MARCH 31,
                                                    ------------------------
                                                       2001          2000
                                                    ----------    ----------
                                                         (In thousands)
Exploration and development:
    United States                                   $  176,989    $   85,115
    Canada                                             105,752        34,403
    Egypt                                               17,719        22,224
    Australia                                           24,817         2,022
    Other International*                                (1,308)        5,669
                                                    ----------    ----------

                                                       323,969       149,433
Capitalized Interest                                    15,085        14,017
                                                    ----------    ----------

       Total                                        $  339,054    $  163,450
                                                    ==========    ==========

Acquisitions of oil and gas properties              $  752,511    $  149,679
                                                    ==========    ==========

        * Includes reimbursement from the Chinese government in 2001 for previously paid costs.


     On March 22, 2001, Apache completed the acquisition of substantially all of Repsol's oil and gas concession interests in Egypt for approximately $446.9 million in cash, subject to normal post-closing adjustments. The properties include interests in seven Western Desert concessions and have estimated proved reserves of 68 MMboe as of the acquisition date. The Company already holds interests in five of the seven concessions. The transaction was funded through the issuance of commercial paper.

     On March 27, 2001, Apache completed the acquisition of subsidiaries of Fletcher for approximately $465.0 million in cash and 1.64 million shares of Apache stock (valued at $61.04 per share), subject to normal post-closing adjustments. The transaction included properties located in Canada's Western Sedimentary Basin and in Argentina and have estimated proved reserves of 118.8 MMboe as of the acquisition date. Apache assumed a liability of $103.5 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher. The cash portion of the acquisition was funded through the issuance of commercial paper, as well as advances under the Canadian portion of the global credit facility.

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first three months of 2001 totaled $642.5 million, an increase of 165 percent from $242.2 million in the first three months of 2000. This increase was primarily due to higher oil and gas revenues generated from properties acquired throughout 2000 and higher realized oil and gas prices as compared to last year.

     Liquidity - The Company had $106.8 million in cash and cash equivalents on hand at March 31, 2001, up from $37.2 million at December 31, 2000. Apache's ratio of current assets to current liabilities at March 31, 2001 was .9:1 compared to 1.14:1 at December 31, 2000.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for the foreseeable future. As of March 31, 2001, Apache's available borrowing capacity under its global credit facility and 364-day credit facility was $356.4 million.


FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

o Exploiting our existing asset base through workovers and development wells to increase productive capacity.

o    Drilling exploration wells to add new reserves.

o    Acquiring properties to which we can add incremental value.

EXPLOITING OUR EXISTING ASSET BASE THROUGH WORKOVERS AND DEVELOPMENT WELLS TO INCREASE PRODUCTIVE CAPACITY

     Apache seeks to maximize the value of our existing asset base by conducting workovers and development drilling within known limits of previously recognized reservoirs to increase productive capacity and/or the efficiency or rate of existing fields.

DRILLING EXPLORATION WELLS TO ADD NEW RESERVES

     Apache seeks to add new reserves through drilling exploratory wells in all our regions. Higher risk, higher reward exploration is conducted in Canada and select international core areas. Our international investments and exploration activities are a significant component of our long-term growth strategy. They complement our United States operations, which are more development oriented.

ACQUIRING PROPERTIES TO WHICH WE CAN ADD VALUE

     Apache seeks to purchase reserves at reasonable prices by generally avoiding auction processes where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction.

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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2000 (filed with the SEC on March 23,
           2001) is incorporated herein by reference.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  3.1   -  Bylaws of Registrant, as amended May 3, 2001.
                  10.1  -  Apache Corporation Income Continuance Plan, as
                           Amended and Restated Effective May 3, 2001
                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

           (b)    Reports filed on Form 8-K

                  The following current report on Form 8-K was filed by Apache during the fiscal quarter ended March 31, 2001:

                  Item 5 - Other Events - dated February 26, 2001, filed March 8, 2001.

                  In connection with the reorganization of Apache's Australian assets, Apache Finance Pty Limited ("Apache Finance"), Apache (as guarantor) and The Chase Manhattan Bank (as trustee) signed the First Supplemental Indenture, dated February 26, 2001. The First Supplemental Indenture relates to the Indenture, dated as of December 9, 1997, pursuant to which Apache Finance issued its 6.5% Notes due 2007 and its 7% Notes due 2009.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      APACHE CORPORATION



Dated:    May 14, 2001                /s/ Roger B. Plank
                                      ------------------------------------------
                                      Roger B. Plank
                                      Executive Vice President and Chief
                                         Financial Officer



Dated:    May 14, 2001                /s/ Thomas L. Mitchell
                                      ------------------------------------------
                                      Thomas L. Mitchell
                                      Vice President and Controller
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER    DESCRIPTION
   -------   -----------
     3.1  -  Bylaws of Registrant, as amended May 3, 2001.

    10.1  -  Apache Corporation Income Continuance Plan, as Amended and Restated
             Effective May 3, 2001.

    12.1 - Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.