Form 10-Q
period 2001-06-30
APACHE CORP
filed 2001-08-14
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Transition Period from                  to
                                    ----------------    -----------------

                          Commission File Number 1-4300


                               APACHE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                                     41-0747868
       -------------------------------                    ----------------------
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                    Identification Number)

       Suite 100, One Post Oak Central
      2000 Post Oak Boulevard, Houston, TX                      77056-4400
   ----------------------------------------                    ------------
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



Number of shares of Registrant's common stock, outstanding as of June 30,
2001.....124,979,556

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE QUARTER               FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                 ENDED JUNE 30,
                                                ---------------------------     ---------------------------
                                                   2001            2000            2001            2000
                                                -----------     -----------     -----------     -----------
                                                       (In thousands, except per common share data)
REVENUES:
   Oil and gas production revenues              $   796,045     $   488,206     $ 1,597,643     $   934,323
   Equity in income of affiliates                        --             310              --           1,530
   Other revenues (losses)                            4,398          (2,103)         (2,057)         (1,249)
                                                -----------     -----------     -----------     -----------
                                                    800,443         486,413       1,595,586         934,604
                                                -----------     -----------     -----------     -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization         208,652         136,338         381,182         268,487
   International impairments                         65,000              --          65,000              --
   Lease operating costs                            101,420          58,492         191,527         119,953
   Severance and other taxes                         20,248          11,117          41,541          20,083
   Administrative, selling and other                 23,193          16,593          43,569          31,242
   Financing costs:
      Interest expense                               49,254          41,615          93,966          83,183
      Amortization of deferred loan costs               532             453           1,034           1,732
      Capitalized interest                          (13,783)        (14,824)        (28,868)        (28,841)
      Interest income                                (1,375)           (564)         (2,252)         (1,104)
                                                -----------     -----------     -----------     -----------
                                                    453,141         249,220         786,699         494,735
                                                -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                          347,302         237,193         808,887         439,869
   Provision for income taxes                       141,557          92,961         320,941         178,641
                                                -----------     -----------     -----------     -----------
INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE                                         205,745         144,232         487,946         261,228
   Cumulative effect of change in accounting
    principle, net of income tax                         --              --              --          (7,539)
                                                -----------     -----------     -----------     -----------
NET INCOME                                          205,745         144,232         487,946         253,689
   Preferred stock dividends                          4,877           4,908           9,785          10,172
                                                -----------     -----------     -----------     -----------
INCOME ATTRIBUTABLE TO COMMON STOCK             $   200,868     $   139,324     $   478,161     $   243,517
                                                ===========     ===========     ===========     ===========
BASIC NET INCOME PER COMMON SHARE:
   Before change in accounting principle        $      1.60     $      1.22     $      3.84     $      2.20
   Cumulative effect of change in accounting
    principle                                            --              --              --            (.06)
                                                -----------     -----------     -----------     -----------
                                                $      1.60     $      1.22     $      3.84     $      2.14
                                                ===========     ===========     ===========     ===========
DILUTED NET INCOME PER COMMON SHARE:
   Before change in accounting principle        $      1.55     $      1.18     $      3.69     $      2.15
   Cumulative effect of change in accounting
    principle                                            --              --              --            (.07)
                                                -----------     -----------     -----------     -----------
                                                $      1.55     $      1.18     $      3.69     $      2.08
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       --------------------------
                                                                           2001           2000
                                                                       -----------     ----------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   487,946     $  253,689
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation, depletion and amortization                           381,182        268,487
        Provision for deferred income taxes                                192,158        112,968
        International impairments                                           65,000             --
        Cumulative effect of change in accounting principle                     --          7,539
        Other                                                              (20,745)         3,844
  Other non-cash items                                                       3,315         (1,378)
  Changes in operating assets and liabilities:
        (Increase) decrease in receivables                                  30,530        (98,416)
        (Increase) decrease in advances to oil and gas ventures and        (14,011)        (4,093)
          other
        (Increase) decrease in deferred charges and other                   (3,025)        (3,848)
        (Increase) decrease in product inventory                               869        (13,829)
        Increase (decrease) in payables                                    (25,658)        42,658
        Increase (decrease) in accrued expenses                             22,394        (15,056)
        Increase (decrease) in advances from gas purchasers                 (6,558)       (13,785)
        Increase (decrease) in deferred credits and noncurrent             (23,318)         8,467
          liabilities
                                                                       -----------     ----------
          Net cash provided by operating activities                      1,090,079        547,247
                                                                       -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (776,450)      (425,738)
  Non-cash portion of net oil and gas property additions                    98,381         (5,799)
  Acquisition of Fletcher subsidiaries                                    (465,018)            --
  Acquisition of Repsol YPF properties                                    (446,933)      (117,322)
  Acquisition of Collins & Ware properties                                      --       (316,906)
  Proceeds from sales of oil and gas properties                            238,715         21,224
  Other, net                                                               (46,452)        (7,291)
                                                                       -----------     ----------
          Net cash used in investing activities                         (1,397,757)      (851,832)
                                                                       -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                   1,531,281        537,438
  Payments on long-term debt                                            (1,111,613)      (198,581)
  Dividends paid                                                            (9,778)       (25,795)
  Payments to repurchase Series C Preferred Stock                               --         (2,613)
  Common stock activity, net                                                 7,125         17,692
  Treasury stock activity, net                                             (16,006)       (17,727)
  Cost of debt and equity transactions                                      (1,181)            (3)
                                                                       -----------     ----------
          Net cash provided by financing activities                        399,828        310,411
                                                                       -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   92,150          5,826
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              37,173         13,171
                                                                       -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   129,323     $   18,997
                                                                       ===========     ==========

       The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   JUNE 30,      DECEMBER 31,
                                                                     2001           2000
                                                                 -----------     ------------
                                                                         (In thousands)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $   129,323     $    37,173
  Receivables                                                        569,821         506,723
  Inventories                                                         77,452          54,764
  Advances to oil and gas ventures and other                          50,133          31,360
  Oil and gas derivative instruments                                  11,279              --
                                                                 -----------     -----------
                                                                     838,008         630,020
                                                                 -----------     -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
     Proved properties                                            10,615,417       9,423,922
     Unproved properties and properties under
        development, not being amortized                           1,064,371         977,491
  Gas gathering, transmission and processing facilities              708,570         573,621
  Other                                                              159,860         119,590
                                                                 -----------     -----------
                                                                  12,548,218      11,094,624
  Less:  Accumulated depreciation, depletion and amortization     (4,722,439)     (4,282,162)
                                                                 -----------     -----------
                                                                   7,825,779       6,812,462
                                                                 -----------     -----------
OTHER ASSETS:
  Goodwill, net                                                      198,893              --
  Oil and gas derivative instruments                                  62,799              --
  Deferred charges and other                                          39,914          39,468
                                                                 -----------     -----------
                                                                 $ 8,965,393     $ 7,481,950
                                                                 ===========     ===========

       The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2001             2000
                                                                ------------     ------------
                                                                       (In thousands)
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                           $    63,000     $    25,000
  Oil and gas derivative instruments                                  50,989              --
  Accounts payable                                                   307,543         259,120
  Accrued operating expense                                           32,020          23,893
  Accrued exploration and development                                242,291         143,916
  Accrued compensation and benefits                                   19,560          34,695
  Accrued interest                                                    34,323          25,947
  Accrued income taxes                                                48,478           9,123
  Other accrued expenses                                              15,286          31,653
                                                                 -----------     -----------
                                                                     813,490         553,347
                                                                 -----------     -----------
LONG-TERM DEBT                                                     2,574,926       2,193,258
                                                                 -----------     -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
     Income taxes                                                    905,632         699,833
     Advances from gas purchasers                                    146,548         153,106
     Oil and gas derivative instruments                               74,640              --
     Other                                                           109,817         127,766
                                                                 -----------     -----------
                                                                   1,236,637         980,705
                                                                 -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares authorized--
     Series B, 5.68% Cumulative Preferred Stock,
        100,000 shares issued and outstanding                         98,387          98,387
     Series C, 6.5% Conversion Preferred Stock, 138,482
        shares issued and outstanding                                208,207         208,207
  Common stock, $1.25 par, 215,000,000 shares authorized,
     128,315,528 and 126,500,776 shares issued, respectively         160,394         158,126
  Paid-in capital                                                  2,280,150       2,173,183
  Retained earnings                                                1,704,692       1,226,531
  Treasury stock, at cost, 3,335,972 and 2,866,028 shares,
     respectively                                                    (94,679)        (69,562)
  Accumulated other comprehensive loss                               (16,811)        (40,232)
                                                                 -----------     -----------
                                                                   4,340,340       3,754,640
                                                                 -----------     -----------
                                                                 $ 8,965,393     $ 7,481,950
                                                                 ===========     ===========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                      SERIES B    SERIES C
                                       COMPREHENSIVE  PREFERRED   PREFERRED    COMMON     PAID-IN      RETAINED
(In thousands)                            INCOME        STOCK      STOCK       STOCK      CAPITAL      EARNINGS
                                       -------------  ----------  ---------  ----------  -----------  ----------
BALANCE AT DECEMBER 31, 1999                          $  98,387   $210,490   $ 145,504   $1,717,027   $  558,721
  Comprehensive income:
    Net income                         $   253,689           --         --          --           --      253,689
    Currency translation adjustments       (19,700)          --         --          --           --           --
    Unrealized loss on marketable
      securities, net of applicable
      income tax benefit of $84               (129)          --         --          --           --           --
                                       -----------
  Comprehensive income                 $   233,860
                                       ===========
  Dividends:
    Preferred                                                --         --          --           --       (9,842)
    Common ($.07 per share)                                  --         --          --           --       (7,961)
  Common shares issued                                       --         --         751       21,990           --
  Series C Preferred Stock purchased                         --     (2,283)         --           --         (330)
  Treasury shares purchased, net                             --         --          --          225           --
                                                      ---------   --------   ---------   ----------   ----------
BALANCE AT JUNE 30, 2000                              $  98,387   $208,207   $ 146,255   $1,739,242  $   794,277
                                                      =========   ========   =========   ==========  ===========
BALANCE AT DECEMBER 31, 2000                          $  98,387   $208,207   $ 158,126   $2,173,183   $1,226,531
  Comprehensive income:
    Net income                         $   487,946           --         --          --           --      487,946
    Currency translation adjustments         8,284           --         --          --           --           --
    Unrealized loss on marketable
      securities, net of applicable
      income tax benefit of $228              (443)          --         --          --           --           --

    Unrealized gain on derivatives,
      net of applicable income tax
      provision of $13,961                  15,580           --         --          --           --           --

                                       -----------
  Comprehensive income                 $   511,367
                                       ===========
  Preferred dividends                                        --         --          --           --       (9,785)
  Common shares issued                                       --         --       2,268      106,967           --
  Treasury shares purchased, net                             --         --          --           --           --
                                                      ---------   --------   ---------   ----------   ----------
BALANCE AT JUNE 30, 2001                              $  98,387   $208,207   $ 160,394   $2,280,150   $1,704,692
                                                      =========   ========   =========   ==========   ==========


                                                   ACCUMULATED
                                                      OTHER            TOTAL
                                       TREASURY   COMPREHENSIVE    SHAREHOLDERS'
(In thousands)                          STOCK     INCOME (LOSS)       EQUITY
                                       --------   -------------    -------------
BALANCE AT DECEMBER 31, 1999           $(52,256)    $    (8,446)    $ 2,669,427
  Comprehensive income:
    Net income                               --              --         253,689
    Currency translation adjustments         --         (19,700)        (19,700)
    Unrealized loss on marketable
      securities, net of applicable
      income tax benefit of $84              --            (129)           (129)

  Comprehensive income

  Dividends:
    Preferred                                --              --          (9,842)
    Common ($.07 per share)                  --              --          (7,961)
  Common shares issued                       --              --          22,741
  Series C Preferred Stock purchased         --              --          (2,613)
  Treasury shares purchased, net        (17,437)             --         (17,212)
                                       --------     -----------     -----------
BALANCE AT JUNE 30, 2000               $(69,693)    $   (28,275)    $ 2,888,400
                                       ========     ===========     ===========
BALANCE AT DECEMBER 31, 2000           $(69,562)    $   (40,232)    $ 3,754,640
  Comprehensive income:
    Net income                               --              --         487,946
    Currency translation adjustments         --           8,284           8,284
    Unrealized loss on marketable
      securities, net of applicable
      income tax benefit of $228             --            (443)           (443)

    Unrealized gain on derivatives,
     net of applicable income tax
     provision of $13,961                    --          15,580          15,580

  Comprehensive income

  Preferred dividends                        --              --          (9,785)
  Common shares issued                       --              --         109,235
  Treasury shares purchased, net        (25,117)             --         (25,117)
                                       --------     -----------     -----------
BALANCE AT JUNE 30, 2001               $(94,679)    $   (16,811)    $ 4,340,340
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

    Change in Accounting Principle -- In December 2000, the staff of the SEC announced that commodity inventories should be carried at cost, not market value, despite longstanding industry practice. As a result, Apache changed its accounting for crude oil inventories in the fourth quarter of 2000, retroactive to the beginning of the year, and recognized a non-cash cumulative-effect charge to earnings effective January 1, 2000. Quarterly results for 2000 have been restated to reflect this change in accounting.

1.  ACQUISITIONS AND DIVESTITURES

    Acquisitions -- In June 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware, Inc. (Collins & Ware) for $320.7 million. The acquisition included estimated proved reserves of 83.7 million barrels of oil equivalent (MMboe) as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

   In August 2000, Apache completed the acquisition of a Delaware limited liability company (LLC) owned by subsidiaries of Occidental Petroleum Corporation (Occidental) and the related natural gas production for $321.2 million, plus future payments of approximately $44.0 million over four years. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico. The acquisition included estimated proved reserves of 53.1 MMboe as of the acquisition date.

    In December 2000, Apache completed the acquisition of Canadian properties from Canadian affiliates of Phillips Petroleum Company (Phillips) for $490.3 million. The acquisition included estimated proved reserves of approximately
70.0 MMboe as of the acquisition date. The properties comprise approximately 212,000 net developed acres and 275,000 net undeveloped acres, 786 square miles of 3-D seismic and 4,155 miles of 2-D seismic located in the Zama area of Northwest Alberta. The assets also include three sour gas plants with a total capacity of 150 million cubic feet (MMcf) per day, 13 compressor stations and 150 miles of owned and operated gas gathering lines.

    On March 22, 2001, Apache completed the acquisition of substantially all of Repsol YPF's (Repsol) oil and gas concession interests in Egypt for approximately $446.9 million in cash, subject to normal post closing adjustments. The properties include interests in seven Western Desert concessions and have estimated proved reserves of 66 MMboe as of the acquisition date. The Company already holds interests in five of the seven concessions.

    On March 27, 2001, Apache completed the acquisition of subsidiaries of Fletcher Challenge Energy (Fletcher) for approximately $465.0 million in cash and 1.64 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $61.04 per share), subject to normal post closing adjustments. The transaction included properties located in Canada's Western Sedimentary Basin and in Argentina and estimated proved reserves of 120.8 MMboe as of the acquisition date. Apache assumed a liability of $103.5 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.

    The Fletcher and Repsol purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair values on the date of acquisition, as follows:

                                                                  FLETCHER             REPSOL
                                                                -------------       ------------
                                                                        (In thousands)
Value of properties acquired, including gathering and
    transportation facilities                                   $  571,718          $  299,933
Goodwill                                                           107,200              90,000
Derivative instruments and fixed-price contracts                  (103,486)                 --
Common stock issued                                               (100,325)                 --
Working capital acquired, net                                       (8,202)             57,000
Deferred income tax liability                                       (1,887)                 --
                                                                ----------          ----------
Cash paid, net of cash acquired                                 $  465,018          $  446,933
                                                                ==========          ==========

    The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher, Repsol, Collins & Ware, Occidental and Phillips acquisitions occurred on January 1, 2000. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                          FOR THE SIX MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                               JUNE 30, 2001                JUNE 30, 2000
                                         --------------------------   --------------------------
                                         AS REPORTED    PRO FORMA     AS REPORTED    PRO FORMA
                                         ------------ -------------   ------------ -------------
                                                (In thousands, except per share data)
Revenues                                 $1,595,586   $1,702,541      $  934,604    $1,389,117
Net income                                  487,946      513,523         253,689       365,238
Preferred stock dividends                     9,785        9,785          10,172        10,172
Income attributable to common stock         478,161      503,738         243,517       355,066

Net income per common share:
   Basic                                 $     3.84   $     4.02      $     2.14    $     2.85
   Diluted                                     3.69         3.86            2.08          2.76

Average common shares outstanding           124,666      125,438         113,892       124,735


    Divestitures -- During the six months ended June 30, 2001, Apache sold 66.2 MMboe of proved reserves from largely marginal United States and Canadian properties, collecting cash of $238.7 million.


2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    Apache periodically enters into commodity derivatives contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based, reflect various market indices that have a high degree of historical correlation with actual prices received by the Company. Realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities.

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

    Apache's derivative positions break down into three general categories: advances from gas purchasers, Apache hedging activity and derivatives inherited as part of the Fletcher acquisition. The carrying values at transition and June 30, 2001 are summarized below:

                                               TRANSITION
                                             JANUARY 1, 2001     JUNE 30, 2001
                                             ---------------     -------------
                                                      (In thousands)
Advances from Gas Purchasers:
  Derivatives -- asset                         $ 121,453          $  74,078
  Embedded derivatives -- liability             (121,453)           (74,078)

Apache Hedging Activity:
  Fixed-price swaps                            $ (30,872)         $ (21,420)
  Zero-cost collars -- time value                (35,083)             8,758
  Zero-cost collars -- intrinsic value           (50,274)             2,224
                                               ---------          ---------
                                               $(116,229)         $ (10,438)
                                               =========          =========

                                               ACQUISITION
                                               CLOSING DATE
                                                 MARCH 27,
                                                   2001         JUNE 30, 2001
                                               ------------     -------------
                                                      (In thousands)
Fletcher Acquisition:
  Derivatives                                  $ (89,401)         $ (32,540)
  Fixed-price physical contracts                 (14,085)            (8,573)
                                               ---------          ---------
                                               $(103,486)         $ (41,113)
                                               =========          =========

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

    The balance of Apache's derivative instruments relate to cash flow hedges on forecasted oil and gas sales, primarily entered into as the result of Apache's acquisition hedging strategy. On the transition date, the fair value of these derivative instruments represented a net liability of $116.2 million. The Company incurred a charge to earnings for minor ineffectiveness of $1.1 million during the first half of 2001. The time value of zero-cost collars at June 30, 2001 of $8.8 million will not trigger any cash receipts and will reduce to zero as the options expire over the course of the next 24 months.

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

    A reconciliation of the components of accumulated other comprehensive income
(loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below (in thousands):

                                                                 GROSS           AFTER-TAX
                                                              ---------          ---------
Cumulative effect of change in accounting principle           $(116,229)         $ (71,287)
Reclassification of net realized losses into earnings            46,937             28,834
Net change in derivative fair value                              97,708             57,330
Ineffectiveness recognized in earnings                            1,125                703
                                                              ---------          ---------
Accumulated other comprehensive income related
   to derivatives at June 30, 2001                            $  29,541          $  15,580
                                                              =========          =========


3. NET INCOME PER COMMON SHARE

    A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                  FOR THE QUARTER ENDED JUNE 30,
                                   ------------------------------------------------------------
                                               2001                            2000
                                   -----------------------------   ----------------------------
                                                          PER                             PER
                                    INCOME    SHARES     SHARE      INCOME    SHARES     SHARE
                                   --------   -------   --------   --------   -------   -------
                                             (In thousands, except per share amounts)
BASIC:
  Income attributable to common
    stock                          $200,868   125,444   $   1.60   $139,324   113,946   $  1.22
                                                        ========                        =======
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other               --      1,011                   --      1,069
  Series C Preferred Stock           3,488      5,676                3,488      5,676
                                   --------   -------              -------    -------
DILUTED:
  Income attributable to common
    stock, including assumed
    conversions                    $204,356   132,131   $   1.55   $142,812   120,691   $  1.18
                                   ========   =======   ========   ========   =======   =======

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------------------------------
                                               2001                            2000
                                   -----------------------------   ----------------------------
                                                          PER                             PER
                                    INCOME    SHARES     SHARE      INCOME    SHARES     SHARE
                                   --------   -------   --------   --------   -------   -------
                                             (In thousands, except per share amounts)
BASIC:
  Income attributable to common
    stock                          $478,161   124,666   $   3.84   $243,517   113,892   $  2.14
                                                        ========                        =======
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other               --      1,116                   --        802
  Series C Preferred Stock           6,976      5,676                7,332      5,676
                                   --------   -------              -------    -------
DILUTED:
  Income attributable to common
    stock, including assumed
    conversions                    $485,137   131,458   $   3.69   $250,849   120,370   $  2.08
                                   ========   =======   ========   ========   =======   =======

4. DEBT

    The Company's 9.25 percent notes due June 2002 were classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amount on a long-term basis through either the issuance of commercial paper or borrowing under the U.S. portion of the global credit facility and the 364-day revolving credit facility.


5. RECENTLY ISSUED ACCOUNTING STANDARDS

    Apache's goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher and Repsol acquisitions (see Note 1). The goodwill is being amortized on a straight-line basis over 20 years. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring that goodwill not be amortized, but rather tested at least annually for impairment.

    Apache will continue to record amortization of approximately $2.5 million per quarter through December 31, 2001. The Company will adopt SFAS No. 142 on January 1, 2002. No impairment of goodwill is currently anticipated; however, the Company will continue to assess recoverability of goodwill on an ongoing basis.


6.  SUPPLEMENTAL CASH FLOW INFORMATION

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

    In March 2001, the Company acquired subsidiaries of Fletcher for cash, 1.64 million restricted shares of common stock and the assumption of certain non-cash liabilities. The accompanying financial statements include the non-cash amounts detailed in Note 1.

    In June 2001, the Company repurchased 500,000 shares of its common stock at an average price of $51.70, of which $9.4 million was settled and paid in July 2001.

CASH PAID FOR INTEREST AND TAXES

    The following table provides supplemental disclosure of cash flow information:

                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------
                                                  2001                  2000
                                              -----------            -----------
                                                        (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized)         $56,722               $54,876
  Income taxes (net of refunds)                  89,428                64,053

7. BUSINESS SEGMENT INFORMATION

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

                                     UNITED                                                OTHER
                                     STATES        CANADA        EGYPT       AUSTRALIA  INTERNATIONAL     TOTAL
                                   ----------    ----------    ----------    ---------  -------------  -----------
                                                                   (In thousands)
FOR THE SIX MONTHS ENDED
  JUNE 30, 2001

Oil and Gas Production Revenues..  $  918,732    $  333,679    $  225,558    $ 119,674    $     --     $ 1,597,643
                                   ==========    ==========    ==========    =========    ========     ===========
Operating Income (Loss)(1)(2)....  $  568,523    $  199,951    $  148,092    $  66,851    $(65,024)    $   918,393
                                   ==========    ==========    ==========    =========    ========
Other Income (Expense):
  Other revenues (losses)........                                                                           (2,057)
  Administrative, selling and
     other.......................                                                                          (43,569)
  Financing costs, net...........                                                                          (63,880)
                                                                                                       -----------
Income Before Income Taxes.......                                                                      $   808,887
                                                                                                       ===========
Total Assets.....................  $4,279,718    $2,178,399    $1,519,549    $ 861,657    $126,070     $ 8,965,393
                                   ==========    ==========    ==========    =========    ========     ===========

FOR THE SIX MONTHS ENDED
  JUNE 30, 2000

Oil and Gas Production Revenues..  $  514,474    $  130,566    $  186,673    $ 102,610    $     --     $   934,323
                                   ==========    ==========    ==========    =========    ========     ===========
Operating Income (Loss)(1).......  $  263,663    $   73,437    $  131,037    $  57,687    $    (24)    $   525,800
                                   ==========    ==========    ==========    =========    ========
Other Income (Expense):
  Equity in income of
     affiliates..................                                                                            1,530
  Other revenues (losses)........                                                                           (1,249)
  Administrative, selling and
     other.......................                                                                          (31,242)
  Financing costs, net...........                                                                          (54,970)
                                                                                                       -----------
Income Before Income Taxes.......                                                                      $   439,869
                                                                                                       ===========
Total Assets.....................  $3,404,705    $  918,520    $  923,421    $ 789,751    $166,126     $ 6,202,523
                                   ==========    ==========    ==========    =========    ========     ===========

    (1) Operating income consists of oil and gas production revenues less depreciation, depletion and amortization (DD&A) expense, international impairments, lease operating costs, and severance and other taxes.

    (2) During the second quarter of 2001, the Company recorded a nonrecurring $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Driven by record oil and natural gas production, both second quarter and first half results surged over their respective year-ago periods. Following are the 2001 second quarter and first six months highlights:

-   Record quarterly production of 154,718 barrels of oil per day (bbls/d) and
    1.2 billion cubic feet per day (Bcf/d) was 38 percent and 53 percent above comparable prior-year production rates. On an equivalent barrel basis, the 46 percent growth from the second quarter of 2000 was the largest increase in nearly a decade. For the six-month period, production of 1.1 Bcf/d and 138,198 bbls/d was 43 percent and 22 percent ahead of a year ago, respectively.

- Second quarter oil and natural gas production revenues of $796 million, climbed 63 percent from last year's comparable quarter, with second quarter oil production revenues climbing to a record $355.3 million, 34 percent above 2000, while gas revenues nearly doubled the year-ago period. Higher natural gas prices (up 31 percent) and production (up 53 percent) accounted for 69 percent of the increase in revenues relative to the comparable prior-year period. For the six-month period, oil and natural gas revenues surged 71 percent with natural gas contributing 82 percent to the increase.

- Income attributable to common stock of $478.2 million was $234.6 million (96 percent) higher than the first half of 2000 and surpassed the results from Apache's second best full year.

- Basic net income per common share of $3.84 for the six-month period was $1.70, or 79 percent higher than last year's comparable period.

- Cash provided by operating activities of $1.1 billion increased 99 percent from the first half of 2000.

    The outlook for the second half of 2001 remains favorable despite declining U.S. natural gas prices, recently trading around $3.00 per Mcf, and a leveling off of crude oil prices.

    Commodity Prices -- Apache's average realized price for natural gas increased $1.96 per thousand cubic feet (Mcf) from $2.80 per Mcf in the first half of 2000 to $4.76 per Mcf in 2001, positively impacting revenues by $268.8 million. The average realized oil price decreased $.20 per barrel from $25.69 per barrel in the first half of 2000 to $25.49 per barrel in the comparable 2001 period, decreasing revenues by $4.3 million.

    Production -- Oil production increased 22 percent during the first half of 2001 when compared to the same period last year, which positively impacted revenues by $111 million. The improvement was primarily the result of production from acquisitions closed over the last 12 months, completion of the Gipsy/North Gipsy development and first production from the Legendre field in Australia. Gas production increased 43 percent during the first half of 2001 compared to the same period last year, positively impacting revenues by $275.5 million. The increase was primarily attributable to production from the acquisitions discussed above and strong results from the Ladyfern area in Canada.


RESULTS OF OPERATIONS

    Apache reported 2001 second quarter income attributable to common stock of $200.9 million compared to income of $139.3 million in the prior year. Basic net income per common share of $1.60 for the second quarter of 2001, increased 31 percent over the $1.22 reported in 2000. A significant increase in oil and gas production revenues was partially offset by higher DD&A expense, lease operating costs, severance and other taxes and impairments of unproved property costs in Poland and China.

    For the first half of 2001, income attributable to common stock of $478.2 million, or $3.84 per basic common share, compared to $243.5 million, or $2.14 per share, in the comparable year-earlier period. The increase resulted primarily from increased oil and gas production revenues partially offset by higher DD&A expense, lease operating costs, severance and other taxes and impairments of unproved property costs in Poland and China.

 For the second quarter of 2001, total revenues increased 65 percent to $800.4 million compared to $486.4 million in 2000. The increase was the result of a 53 percent increase in natural gas production, a 38 percent increase in oil production and a 31 percent increase in the average realized price for natural gas. Crude oil, including natural gas liquids, contributed 46 percent and natural gas contributed 54 percent of oil and gas production revenues during the second quarter of 2001.

    For the first six months of 2001, total revenues increased 71 percent to $1.6 billion compared to $934.6 million for the same period in 2000. Revenues from oil and gas production increased 71 percent over the same period in 2000, with crude oil, including natural gas liquids, contributing 42 percent and natural gas contributing 58 percent of oil and gas production revenues. The increase in oil and gas production revenues was the result of a 70 percent increase in the average realized gas price, a 43 percent increase in gas production and a 22 percent increase in oil production.

    Volume and price information for the Company's oil and gas production is summarized in the following table:

                                          FOR THE QUARTER ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------  ---------------------------------------
                                                                  INCREASE                                 INCREASE
                                         2001          2000      (DECREASE)     2001         2000         (DECREASE)
                                      ---------     ---------    ----------  ---------     ---------      ----------
Natural Gas Volume -- Mcf per
day:
United States                           604,582       476,171        27%       620,475       480,530          29%
Canada                                  328,299       131,641       149%       255,550       128,775          98%
Australia                               121,266       108,754        12%       118,010        98,860          19%
Egypt                                   113,616        47,995       137%        84,179        46,007          83%
                                      ---------     ---------                ---------     ---------
  Total                               1,167,763       764,561        53%     1,078,214       754,172          43%
                                      =========     =========                =========     =========

Average Natural Gas price -
Per Mcf:
   United States                      $    4.46     $    3.38        32%     $    5.56     $    3.00          85%
   Canada                                  4.23          2.87        47%          4.72          2.50          89%
   Australia                               1.19          1.38       (14%)         1.22          1.42         (14%)
   Egypt                                   3.99          4.30        (7%)         3.89          4.51         (14%)
     Total                                 4.01          3.07        31%          4.76          2.80          70%

Oil Volume -- Barrels per day:
   United States                         58,197        54,085         8%        58,962        53,991           9%
   Canada                                31,069        14,020       122%        25,615        13,836          85%
   Australia                             22,073        15,760        40%        18,899        15,069          25%
   Egypt                                 43,379        28,656        51%        34,722        30,611          13%
                                      ---------     ---------                ---------     ---------
     Total                              154,718       112,521        38%       138,198       113,507          22%
                                      =========     =========                =========     =========

Average Oil price -- Per barrel:
   United States                      $   25.49     $   25.65        (1%)    $   26.44     $   25.57           3%
   Canada                                 19.64         20.88        (6%)        20.58         21.28          (3%)
   Australia                              28.50         29.22        (2%)        27.36         28.09          (3%)
   Egypt                                  27.24         26.93         1%         26.47         26.73          (1%)
     Total                                25.24         25.88        (2%)        25.49         25.69          (1%)

Natural Gas Liquids (NGL)
 Volume -- Barrels per day:
   United States                          7,871         5,089        55%         7,734         4,836          60%
   Canada                                   860         1,019       (16%)        1,052         1,277         (18%)
                                      ---------     ---------                ---------     ---------
     Total                                8,731         6,108        43%         8,786         6,113          44%
                                      =========     =========                =========     =========

Average NGL Price -- Per barrel:
   United States                      $   18.66     $   18.18         3%     $   19.33     $   17.86           8%
   Canada                                 18.06         14.83        22%         23.49         15.38          53%
     Total                                18.60         17.62         6%         19.83         17.34          14%

SECOND QUARTER 2001 REVENUES COMPARED TO 2000

    Natural gas sales for the second quarter of 2001 totaled $426 million, nearly double the second quarter of 2000. Average realized natural gas prices increased 31 percent, positively impacting revenues by $65.5 million. The net result of derivative instruments increased the Company's realized gas price by $.07 per Mcf during the second quarter of 2001 and $.05 per Mcf for the same period in 2000.

    Natural gas production increased 403.2 million cubic feet per day (MMcf/d), or 53 percent, on a worldwide basis, favorably impacting revenues by $147.1 million. Production from properties acquired from Phillips in December 2000 and Fletcher on March 27, 2001, and strong results from the Ladyfern area were the primary contributors to the 196.7 MMcf/d gas production increase in Canada. The U.S. increased 128.4 MMcf/d primarily the result of production from properties acquired from Collins & Ware in June 2000 and Occidental in August 2000. Egypt increased 65.6 MMcf/d due to production from properties acquired from Repsol in March 2001.

    The Company's crude oil sales for the second quarter of 2001 totaled $355.3 million, a 34 percent increase from the second quarter of 2000, due to increased production volumes. Average realized oil prices decreased $.64 per barrel, negatively impacting revenues by $6.6 million. Realized losses from hedging positions negatively impacted the Company's realized oil price by $.53 per barrel during the second quarter of 2001 and $1.81 per barrel in the second quarter of 2000.

    Oil production increased 38 percent compared to the prior year, favorably impacting revenues by $96.9 million. Canada increased 17,049 bbls/d, Egypt increased 14,723 bbls/d and the U.S. increased 4,112 bbls/d, primarily due to production from properties acquired from Phillips, Fletcher, Repsol, Collins & Ware and Occidental as mentioned above. Completion of the Gipsy/North Gipsy development and first production from the Legendre field in Australia were the primary contributors to the 6,313 bbls/d increase in Australia.

    Revenue from the sale of natural gas liquids totaled $14.8 million for the second quarter of 2001, compared to $9.8 million for the second quarter of 2000 in response to a six percent improvement in realized prices and a 43 percent increase in natural gas liquids production.

YEAR-TO-DATE 2001 REVENUES COMPARED TO 2000

    Natural gas sales for the first half of 2001 of $928.5 million increased $544.3 million, or 142 percent, from the same period of 2000. Average realized natural gas prices increased 70 percent, positively affecting revenues by $268.8 million. U.S. natural gas production, which comprised 58 percent of the Company's worldwide gas production, sold at an average price of $5.56 per Mcf, 85 percent higher than in 2000, positively impacting natural gas revenues by $224.3 million. The net result of derivative instruments impacted the Company's realized gas price by a negative $.04 per Mcf during the first half of 2001 and a positive $.03 per Mcf during the same period of 2000.

    Production from properties acquired from Phillips and Fletcher and strong results from the Ladyfern area were the primary contributors to the 126.8 MMcf/d gas production increase in Canada. The U.S. increased 139.9 MMcf/d due to the production from properties acquired from Collins & Ware and Occidental, and Egypt increased 38.2 MMcf/d due to producing properties acquired from Repsol.

    For the first half of 2001, oil revenues of $637.6 million increased $106.8 million, or 20 percent, from the same period in 2000 due to improved production. On a worldwide basis, average oil prices decreased $.20 per barrel, or one percent, to $25.49 per barrel negatively impacting oil revenues by $4.3 million. Realized losses from hedging positions negatively impacted the Company's realized oil price by $.62 per barrel during the first half of 2001 and $1.80 per barrel during the first half of 2000.

    Oil production increased 11,779 bbls/d in Canada, 4,971 bbls/d in the U.S. and 4,111 bbls/d in Egypt, primarily driven by production from properties acquired from Phillips, Fletcher, Repsol, Collins & Ware and Occidental as mentioned above. Completion of the Gipsy/North Gipsy development and first production from the Legendre field in Australia were the primary contributors to the 3,830 bbls/d increase in Australia.

    Natural gas liquids revenues for the first six months of 2001 of $31.5 million increased $12.2 million, or 63 percent, from the same period in 2000. Natural gas liquids prices increased by $2.49 per barrel, or 14 percent and natural gas liquids production increased 2,673 barrels per day, or 44 percent.

OPERATING EXPENSES

    The Company's DD&A expense for the second quarter and first six months of 2001 increased $72.3 million and $112.7 million, respectively, over the comparable periods of 2000. On an equivalent barrel (Boe) basis, full cost DD&A expense increased $.23 per Boe, from $5.69 per Boe in the second quarter of 2000 to $5.92 per Boe in 2001. For the six months ended June 30, 2001, the full cost DD&A rate increased $.37 per Boe, from $5.62 per Boe to $5.99 per Boe. For the first six months of 2001, the full cost DD&A rate for the U.S. increased $.40 per Boe from $6.09 per Boe to $6.49 per Boe, primarily the result of the acquisition of the Occidental properties in August 2000 and rising U.S. drilling costs. The acquisition of the Phillips properties in December 2000 carry higher DD&A costs, which helped push the full cost DD&A rate in Canada from $5.49 per Boe to $5.96 per Boe.

    During the second quarter of 2001, the Company recorded a nonrecurring $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China.

    Lease operating expense (LOE) for the second quarter and first six months of 2001 increased $42.9 million and $71.6 million, respectively, over the comparable periods of 2000. On an equivalent barrel basis, LOE increased $.50 per Boe to $3.11 per Boe in the second quarter and $.55 per Boe to $3.24 per Boe in the first six months of 2001 compared to the same periods in the prior year. The higher costs were partially attributable to the acquisition of Canadian and offshore oil properties, which carried a higher LOE per Boe rate than the Company's base production. Increased workover activities in the U.S. and Canada and rising fuel cost for electric power also contributed to the increase. The workovers accelerated production, allowing Apache to maximize the benefits of high oil and gas prices. Severance and other taxes increased $9.1 million in the second quarter and $21.5 million in the first six months of 2001 primarily due to the impact of higher oil and gas prices on severance taxes, which generally are based on a percentage of oil and gas production revenues. Also contributing to the increase were higher effective production tax rates due to a loss of incentives in Oklahoma and an increase in Canadian Large Corporation Tax due to the added production from the Fletcher acquisition properties.

    G&A expense in the second quarter and first six months of 2001 increased $6.6 million or 40 percent, and $12.3 million or 39 percent, respectively, from a year ago. The Company's overall infrastructure was enlarged to properly handle increased responsibilities associated with recent producing property acquisitions. On an equivalent barrel basis, G&A expenses increased only $.04 per Boe, to $.74 per Boe, for the first half of 2001 as compared to $.70 per Boe for the same period in 2000.

    Net financing costs for the second quarter and first six months of 2001 increased $7.9 million, or 30 percent, and $8.9 million, or 16 percent, respectively, compared to a year ago. This increase is primarily due to higher gross interest expense, the result of a higher average outstanding debt balance related to acquisition activity in the second half of 2000 and the first quarter of 2001.


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

INTEREST RATE RISK

    The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 58 percent of the Company's debt. At June 30, 2001, total debt included $1.1 billion of floating-rate debt. As a result, Apache's annual interest cost in 2001 will fluctuate based on short-term interest rate on approximately 42 percent of it total debt outstanding at June 30, 2001. The Company did not have any open derivative contracts relating to interest rates at June 30, 2001.

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

    Capital Expenditures - A summary of oil and gas capital expenditures during the first six months of 2001 and 2000 is presented below:

                                                 FOR THE SIX MONTHS ENDED
                                                          JUNE 30,
                                                ---------------------------
                                                  2001              2000
                                                ---------         --------
                                                      (In thousands)
Exploration and development:
   United States                                $430,453          $219,550
   Canada                                        194,766            59,778
   Egypt                                          50,621            44,548
   Australia                                      41,023            18,390
   Other international                             4,072            11,105
                                                --------          --------
                                                 720,935           353,371
Capitalized Interest                              28,868            28,841
                                                --------          --------
      Total                                     $749,803          $382,212
                                                ========          ========
Acquisitions of oil and gas properties          $762,721          $501,155
                                                ========          ========

    On March 22, 2001, Apache completed the acquisition of substantially all of Repsol's oil and gas concession interests in Egypt for approximately $446.9 million in cash, subject to normal post-closing adjustments. The properties include interests in seven Western Desert concessions and have estimated proved reserves of 66 MMboe as of the acquisition date. The Company already holds interests in five of the seven concessions. The transaction was funded through the issuance of commercial paper.

    On March 27, 2001, Apache completed the acquisition of subsidiaries of Fletcher for approximately $465.0 million in cash and 1.64 million restricted shares of Apache common stock (valued at $61.04 per share), subject to normal post closing adjustments. The transaction included properties located in Canada's Western Sedimentary Basin and in Argentina and have estimated proved reserves of 120.8 MMboe as of the acquisition date. Apache assumed a liability of $103.5 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher. The cash portion of the acquisition was funded through the issuance of commercial paper, as well as advances under the Canadian portion of the global credit facility.

CAPITAL RESOURCES AND LIQUIDITY

    Net Cash Provided by Operating Activities -- Apache's net cash provided by operating activities during the first half of 2001 totaled $1.1 billion, an increase of 99 percent from $547.2 million in the first half of 2000. This increase was primarily due to higher oil and gas revenues generated from properties acquired throughout 2000 and the first quarter of 2001 and higher realized gas prices as compared to last year.

    Liquidity -- The Company had $129.3 million in cash and cash equivalents on hand at June 30, 2001, up from $37.2 million at December 31, 2000. Apache's ratio of current assets to current liabilities at June 30, 2001 was 1.03 compared to 1.14 at December 31, 2000.

    Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for the foreseeable future. As of June 30, 2001, Apache's available borrowing capacity under its global credit facility and 364-day credit facility was $463.4 million.

FUTURE TRENDS

    Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

- Exploiting our existing asset base through workovers and development wells to increase productive capacity.

-   Drilling exploration wells to add new reserves.

-   Acquiring properties to which we can add value.

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

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 3, 2001. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

         Out of a total of 123,755,014 shares of the Company's common stock outstanding and entitled to vote, 111,088,817 shares were present at the meeting in person or by proxy, representing 89.8 percent. Matters voted upon at the meeting were as follows:

            Election of five directors to serve on the Company's board of directors. Mr. Fiedorek, Ms. Lowe, Mr. Merelli and Mr. Plank were elected to serve until the annual meeting in 2004, and Mr. Pitman was elected to serve until the annual meeting in 2003. The vote tabulation with respect to each nominee was as follows:

                                                                AUTHORITY
                  NOMINEE                     FOR               WITHHELD
            ---------------------          -----------          ----------
            Eugene C. Fiedorek             110,061,766           1,027,051
            Mary Ralph Lowe                105,375,644           5,713,173
            F. H. Merelli                  105,343,132           5,745,685
            Charles J. Pitman              105,345,865           5,742,952
            Raymond Plank                   98,373,714          12,715,103


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

               10.01 -- Apache Corporation 1990 Stock Incentive Plan, as
                        amended and restated May 3, 2001, effective May 1, 2001.


               10.02 -- Apache Corporation 1995 Stock Option Plan, as amended and restated May 3, 2001, effective May 1, 2001.


               10.03 -- Apache Corporation 1996 Performance Stock Option
                        Plan, as amended and restated May 3, 2001.

               10.04 -- Apache Corporation 1998 Stock Option Plan, as amended and restated May 3, 2001, effective May 1, 2001.


               10.05 -- Apache Corporation 2000 Stock Option Plan, as amended and restated May 3, 2001, effective May 1, 2001.


               10.06 -- Apache Corporation 2000 Share Appreciation Plan, as
                        amended and restated May 3, 2001.


               10.07 -- Apache Corporation Deferred Delivery Plan, as amended and restated May 3, 2001.


               10.08 -- Apache Corporation Outside Directors' Retirement
                        Plan, as amended and restated May 3, 2001.


               10.09 -- Apache Corporation Equity Compensation Plan for
                        Non-Employee Directors, as amended and restated May 3, 2001.


               10.10 -- Amended and Restated Conditional Stock Grant
                        Agreement, dated June 6, 2001, between Registrant and G.
                        Steven Farris.


               10.11 -- Amendment to Apache Corporation 401(k) Savings Plan,
                        dated August 3, 2001, effective as of the various dates specified therein.

               10.12 -- Amendment to Apache Corporation Money Purchase
                        Retirement Plan, dated August 3, 2001, effective as of the various dates specified therein.

               10.13 -- Amendment to Non-Qualified Retirement/Savings Plan of
                        Apache Corporation, dated August 3, 2001, effective as of September 1, 2000 and July 1, 2001.

               12.1  -- Statement of Computation of Ratios of Earnings to
                        Fixed Charges and Combined Fixed Charges and Preferred
                        Stock Dividends

         (b)   Reports filed on Form 8-K

               The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended June 30, 2001:

               None.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   APACHE CORPORATION



Dated: August 13, 2001             /s/ Roger B. Plank
                                   ---------------------------------------------
                                   Roger B. Plank
                                   Executive Vice President and Chief Financial
                                   Officer



Dated: August 13, 2001             /s/ Thomas L. Mitchell
                                   ---------------------------------------------
                                   Thomas L. Mitchell
                                   Vice President and Controller
                                   (Chief Accounting Officer)

                                INDEX TO EXHIBITS


 EXHIBIT
   NO.                                 DESCRIPTION
 --------                              -----------
  *10.01    --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated May 3, 2001, effective May 1, 2001.

  *10.02    --    Apache Corporation 1995 Stock Option Plan, as amended and
                  restated May 3, 2001, effective May 1, 2001.

  *10.03    --    Apache Corporation 1996 Performance Stock Option Plan, as
                  amended and restated May 3, 2001.

  *10.04    --    Apache Corporation 1998 Stock Option Plan, as amended and
                  restated May 3, 2001, effective May 1, 2001.

  *10.05    --    Apache Corporation 2000 Stock Option Plan, as amended and
                  restated May 3, 2001, effective May 1, 2001.

  *10.06    --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated May 3, 2001.

  *10.07    --    Apache Corporation Deferred Delivery Plan, as amended and
                  restated May 3, 2001.

  *10.08    --    Apache Corporation Outside Directors' Retirement Plan, as
                  amended and restated May 3, 2001.

  *10.09    --    Apache Corporation Equity Compensation Plan for Non-Employee
                  Directors, as amended and restated May 3, 2001.

  *10.10    --    Amended and Restated Conditional Stock Grant Agreement, dated
                  June 6, 2001, between Registrant and G. Steven Farris.

  *10.11    --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                  August 3, 2001, effective as of the various dates specified therein.

  *10.12    --    Amendment to Apache Corporation Money Purchase Retirement
                  Plan, dated August 3, 2001, effective as of the various dates specified therein.

  *10.13    --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                  Corporation, dated August 3, 2001, effective as of September
                  1, 2000 and July 1, 2001.

   *12.1    --    Statement of Computation of Ratios of Earnings to Fixed
                  Charges and Combined Fixed Charges and Preferred Stock
                  Dividends

------------
*  Filed herewith.