Form 10-Q
period 2001-09-30
APACHE CORP
filed 2001-11-13
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2001

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from                     to
                                  -------------------    -------------------

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

Number of shares of Registrant's common stock, outstanding as of September 30, 2001.............124,627,521

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                   FOR THE QUARTER                    FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                            ------------------------------      ------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------
                                                                        (In thousands, except per common share data)
REVENUES:
    Oil and gas production revenues                         $    658,995      $    623,543      $  2,256,638      $  1,557,866
    Equity in income of affiliates                                    --              (446)               --             1,084
    Other revenues (losses)                                       (6,571)           (4,584)           (8,628)           (5,833)
                                                            ------------      ------------      ------------      ------------

                                                                 652,424           618,513         2,248,010         1,553,117
                                                            ------------      ------------      ------------      ------------

OPERATING EXPENSES:
    Depreciation, depletion and amortization                     217,021           153,905           598,203           422,392
    International impairments                                         --                --            65,000                --
    Lease operating costs                                        103,301            66,510           294,828           186,463
    Severance and other taxes                                     16,656            16,021            58,197            36,104
    Administrative, selling and other                             22,794            18,089            66,363            49,331
    Financing costs:
       Interest expense                                           44,140            43,775           138,106           126,958
       Amortization of deferred loan costs                         1,089               487             2,123             2,219
       Capitalized interest                                      (15,520)          (16,011)          (44,388)          (44,852)
       Interest income                                            (1,988)             (551)           (4,240)           (1,655)
                                                            ------------      ------------      ------------      ------------

                                                                 387,493           282,225         1,174,192           776,960
                                                            ------------      ------------      ------------      ------------

Minority interest                                                  3,189                --             3,189                --
                                                            ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                       261,742           336,288         1,070,629           776,157
    Provision for income taxes                                   104,909           134,040           425,850           312,681
                                                            ------------      ------------      ------------      ------------

INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE                                                      156,833           202,248           644,779           463,476
    Cumulative effect of change in accounting principle,
       net of income tax                                              --                --                --            (7,539)
                                                            ------------      ------------      ------------      ------------

NET INCOME                                                       156,833           202,248           644,779           455,937
    Preferred stock dividends                                      4,908             4,908            14,693            15,080
                                                            ------------      ------------      ------------      ------------

INCOME ATTRIBUTABLE TO COMMON STOCK                         $    151,925      $    197,340      $    630,086      $    440,857
                                                            ============      ============      ============      ============

BASIC NET INCOME PER COMMON SHARE:
    Before change in accounting principle                   $       1.22      $       1.64      $       5.05      $       3.87
    Cumulative effect of change in accounting principle               --                --                --              (.07)
                                                            ------------      ------------      ------------      ------------

                                                            $       1.22      $       1.64      $       5.05      $       3.80
                                                            ============      ============      ============      ============

DILUTED NET INCOME PER COMMON SHARE:
    Before change in accounting principle                   $       1.19      $       1.58      $       4.88      $       3.74
    Cumulative effect of change in accounting principle               --                --                --              (.06)
                                                            ------------      ------------      ------------      ------------

                                                            $       1.19      $       1.58      $       4.88      $       3.68
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                    FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  ------------      ------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $    644,779      $    455,937
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                      598,203           422,392
         Provision for deferred income taxes                                           277,234           202,783
         International impairments                                                      65,000                --
         Cumulative effect of change in accounting principle                                --             7,539
         Other                                                                         (45,339)            6,562
   Other non-cash items                                                                     --            (1,087)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                            162,703          (157,081)
         (Increase) decrease in advances to oil and gas ventures and other             (40,789)           (1,856)
         (Increase) decrease in deferred charges and other                              (5,562)           (5,139)
         (Increase) decrease in product inventory                                        1,061           (17,290)
         Increase (decrease) in payables                                               (57,587)           55,842
         Increase (decrease) in accrued expenses                                        (4,671)           18,260
         Increase (decrease) in advances from gas purchasers                            (9,336)          (20,293)
         Increase (decrease) in deferred credits and noncurrent liabilities            (36,217)           (5,448)
                                                                                  ------------      ------------

             Net cash provided by operating activities                               1,549,479           961,121
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                              (1,175,892)         (679,338)
   Non-cash portion of net oil and gas property additions                               40,053            10,586
   Acquisition of Fletcher subsidiaries                                               (465,018)               --
   Acquisition of Repsol properties                                                   (446,933)         (119,278)
   Acquisition of Collins & Ware properties                                                 --          (320,049)
   Acquisition of Occidental properties                                                (11,000)         (332,020)
   Proceeds from sales of oil and gas properties                                       233,281            20,124
   Purchase of U.S. Government Agency Notes                                           (116,737)               --
   Other, net                                                                          (58,530)          (10,834)
                                                                                  ------------      ------------

             Net cash used in investing activities                                  (2,000,776)       (1,430,809)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                              2,278,414           619,849
   Payments on long-term debt                                                       (2,185,160)         (541,706)
   Dividends paid                                                                      (14,686)          (30,741)
   Payments to repurchase Series C Preferred Stock                                          --            (2,613)
   Common stock activity, net                                                            7,404           457,475
   Treasury stock activity, net                                                        (43,003)          (17,727)
   Cost of debt and equity transactions                                                 (1,648)             (739)
   Proceeds from minority interest, net of issuance cost                               440,654                --
                                                                                  ------------      ------------

             Net cash provided by financing activities                                 481,975           483,798
                                                                                  ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               30,678            14,110

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          37,173            13,171
                                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     67,851      $     27,281
                                                                                  ============      ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                         2001              2000
                                                                    -------------      ------------
                                                                           (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $      67,851      $     37,173
   Receivables                                                            436,605           506,723
   Inventories                                                             86,596            54,764
   Advances to oil and gas ventures and other                              76,582            31,360
   Oil and gas derivative instruments                                      37,045                --
                                                                    -------------      ------------
                                                                          704,679           630,020
                                                                    -------------      ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                                11,073,940         9,423,922
      Unproved properties and properties under
         development, not being amortized                                 929,576           977,491
   Gas gathering, transmission and processing facilities                  705,636           573,621
   Other                                                                  161,638           119,590
                                                                    -------------      ------------

                                                                       12,870,790        11,094,624
   Less:  Accumulated depreciation, depletion and amortization         (4,919,679)       (4,282,162)
                                                                    -------------      ------------

                                                                        7,951,111         6,812,462
                                                                    -------------      ------------
OTHER ASSETS:
   Goodwill, net                                                          192,155                --
   Long-term investments                                                  116,312                --
   Oil and gas derivative instruments                                      62,791                --
   Deferred charges and other                                              39,687            39,468
                                                                    -------------      ------------
                                                                    $   9,066,735      $  7,481,950
                                                                    =============      ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          2001               2000
                                                                      -------------      ------------
                                                                               (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                               $          --      $     25,000
   Oil and gas derivative instruments                                        22,003                --
   Accounts payable                                                         289,843           259,120
   Accrued operating expense                                                 32,397            23,893
   Accrued exploration and development                                      182,642           143,916
   Accrued compensation and benefits                                         25,896            34,695
   Accrued interest                                                          39,164            25,947
   Accrued income taxes                                                       7,743             9,123
   Other accrued expenses                                                    16,777            31,653
                                                                      -------------      ------------

                                                                            616,465           553,347
                                                                      -------------      ------------

LONG-TERM DEBT                                                            2,311,512         2,193,258
                                                                      -------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes                                                             986,494           699,833
   Advances from gas purchasers                                             143,770           153,106
   Oil and gas derivative instruments                                        65,435                --
   Other                                                                    104,192           127,766
                                                                      -------------      ------------

                                                                          1,299,891           980,705
                                                                      -------------      ------------

MINORITY INTEREST                                                           440,665                --
                                                                      -------------      ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                               98,387            98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 shares
         issued and outstanding                                             208,207           208,207
   Common stock, $1.25 par, 215,000,000 shares authorized,
      128,328,059 and 126,500,776 shares issued, respectively               160,410           158,126
   Paid-in capital                                                        2,825,998         2,173,183
   Retained earnings                                                      1,276,673         1,226,531
   Treasury stock, at cost, 3,700,538 and 2,866,028 shares,
      respectively                                                         (111,938)          (69,562)
   Accumulated other comprehensive loss                                     (59,535)          (40,232)
                                                                      -------------      ------------

                                                                          4,398,202         3,754,640
                                                                      -------------      ------------

                                                                      $   9,066,735      $  7,481,950
                                                                      =============      ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                             SERIES B    SERIES C
                                             COMPREHENSIVE   PREFERRED   PREFERRED     COMMON       PAID-IN       RETAINED
(In thousands)                                  INCOME         STOCK       STOCK       STOCK        CAPITAL       EARNINGS
                                             -------------   ---------   ---------   ----------   ------------   ----------
BALANCE AT DECEMBER 31, 1999                                 $  98,387   $ 210,490   $  145,504   $  1,717,027   $  558,721
   Comprehensive income:
     Net income                              $     455,937          --          --           --             --      455,937
     Currency translation adjustments              (35,344)         --          --           --             --           --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $174                            (304)         --          --           --             --           --
                                             -------------
   Comprehensive income                      $     420,289
                                             =============
   Cash dividends:
     Preferred                                                      --          --           --             --      (14,750)
     Common ($.21 per share)                                        --          --           --             --      (25,252)
   Common shares issued                                             --          --       12,468        443,889           --
   Series C Preferred Stock purchased                               --      (2,283)          --             --         (330)
   Treasury shares purchased, net                                   --          --           --            414           --
                                                             ---------   ---------   ----------   ------------   ----------

BALANCE AT SEPTEMBER 30, 2000                                $  98,387   $ 208,207   $  157,972   $  2,161,330   $  974,326
                                                             =========   =========   ==========   ============   ==========

BALANCE AT DECEMBER 31, 2000                                 $  98,387   $ 208,207   $  158,126   $  2,173,183   $1,226,531
   Comprehensive income:
     Net income                              $     644,779          --          --           --             --      644,779
     Currency translation adjustments              (60,681)         --          --           --             --           --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $278                            (539)         --          --           --             --           --
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $30,115                                   41,917          --          --           --             --           --
                                             -------------
   Comprehensive income                      $     625,476
                                             =============
   Cash dividends:
     Preferred                                                      --          --           --             --      (14,693)
     Common ($.28 per share)                                        --          --           --             --      (34,894)
   Ten percent common stock dividend                                --          --           --        545,050     (545,050)
   Common shares issued                                             --          --        2,284        106,554           --
   Treasury shares purchased, net                                   --          --           --          1,211           --
                                                             ---------   ---------   ----------   ------------   ----------

BALANCE AT SEPTEMBER 30, 2001                                $  98,387   $ 208,207   $  160,410   $  2,825,998   $1,276,673
                                                             =========   =========   ==========   ============   ==========

                                                                    ACCUMULATED
                                                                       OTHER              TOTAL
                                                   TREASURY        COMPREHENSIVE      SHAREHOLDERS'
(In thousands)                                       STOCK         INCOME (LOSS)          EQUITY
                                                  -----------      -------------      -------------
BALANCE AT DECEMBER 31, 1999                      $   (52,256)     $      (8,446)     $   2,669,427
   Comprehensive income:
     Net income                                            --                 --            455,937
     Currency translation adjustments                      --            (35,344)           (35,344)
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $174                                 --               (304)              (304)

   Comprehensive income

   Cash dividends:
     Preferred                                             --                 --            (14,750)
     Common ($.21 per share)                               --                 --            (25,252)
   Common shares issued                                    --                 --            456,357
   Series C Preferred Stock purchased                      --                 --             (2,613)
   Treasury shares purchased, net                     (17,309)                --            (16,895)
                                                  -----------      -------------      -------------

BALANCE AT SEPTEMBER 30, 2000                     $   (69,565)     $     (44,094)     $   3,486,563
                                                  ===========      =============      =============

BALANCE AT DECEMBER 31, 2000                      $   (69,562)     $     (40,232)     $   3,754,640
   Comprehensive income:
     Net income                                            --                 --            644,779
     Currency translation adjustments                      --            (60,681)           (60,681)
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $278                                 --               (539)              (539)
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $30,115                                          --             41,917             41,917

   Comprehensive income

   Cash dividends:
     Preferred                                             --                 --            (14,693)
     Common ($.28 per share)                               --                 --            (34,894)
   Ten percent common stock dividend                       --                 --                 --
   Common shares issued                                    --                 --            108,838
   Treasury shares purchased, net                     (42,376)                --            (41,165)
                                                  -----------      -------------      -------------

BALANCE AT SEPTEMBER 30, 2001                     $  (111,938)     $     (59,535)     $   4,398,202
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

     Change in Accounting Principle - In December 2000, the staff of the SEC announced that commodity inventories should be carried at cost, not market value, despite longstanding industry practice. As a result, Apache changed its accounting for crude oil inventories in the fourth quarter of 2000, retroactive to the beginning of the year, and recognized a non-cash cumulative-effect charge to earnings effective January 1, 2000. Quarterly results for 2000 have been restated to reflect this change in accounting.


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

     The Fletcher and Repsol purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair values on the date of acquisition, as follows:

                                                               FLETCHER       REPSOL
                                                              ----------    ---------
                                                                   (In thousands)
Value of properties acquired, including gathering and
     transportation facilities                                $  571,718    $ 299,933
Goodwill                                                         107,200       90,000
Derivative instruments and fixed-price contracts                (103,486)          --
Common stock issued                                             (100,325)          --
Working capital acquired, net                                     (8,202)      57,000
Deferred income tax liability                                     (1,887)          --
                                                              ----------    ---------

Cash paid, net of cash acquired                               $  465,018    $ 446,933
                                                              ==========    =========


     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher, Repsol, Collins & Ware, Occidental and Phillips acquisitions occurred on January 1, 2000. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                    FOR THE NINE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2001              SEPTEMBER 30, 2000
                                                  ----------------------------    ----------------------------
                                                   AS REPORTED     PRO FORMA      AS REPORTED      PRO FORMA
                                                  ------------    ------------    ------------    ------------
                                                               (In thousands, except per share data)
Revenues                                          $  2,248,010    $  2,354,965    $  1,553,117    $  2,201,608
Net income                                             644,779         670,356         455,937         621,444
Preferred stock dividends                               14,693          14,693          15,080          15,080
Income attributable to common stock                    630,086         655,663         440,857         606,364

Net income per common share:
    Basic                                         $       5.05    $       5.24    $       3.80    $       4.86
    Diluted                                               4.88            5.05            3.68            4.69

Average common shares outstanding                      124,684         125,196         116,009         124,838


     On August 23, 2001, Apache completed the acquisition of properties located in Texas, Oklahoma and New Mexico with estimated proved reserves of 9.2 MMboe as of the acquisition date for approximately $42.5 million in cash and the assumption of certain liabilities, representing the fair value of derivative instruments of $9.2 million, subject to normal post closing adjustments.

     Divestitures - During the nine months ended September 30, 2001, Apache sold
66.4 MMboe of proved reserves from largely marginal United States and Canadian properties, collecting cash of $233.3 million.


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

     Apache's derivative positions break down into three general categories: advances from gas purchasers, Apache hedging activity and derivatives inherited as part of the Fletcher and August 23, 2001 acquisitions. The carrying values at transition and September 30, 2001 are summarized below:

                                                       TRANSITION       SEPTEMBER 30,
                                                     JANUARY 1, 2001        2001
                                                     ---------------    -------------
                                                              (In thousands)
     Advances from Gas Purchasers:
        Derivatives - asset                          $       121,453    $      53,165
        Embedded derivatives - liability                    (121,453)         (53,165)

     Apache Hedging Activity:
        Fixed-price swaps                            $       (30,872)   $     (11,548)
        Zero-cost collars - time value                       (35,083)          23,884
        Zero-cost collars - intrinsic value                  (50,274)          22,787
                                                     ---------------    -------------
                                                     $      (116,229)   $      35,123
                                                     ===============    =============


                                                      ACQUISITION
                                                      CLOSING DATE      SEPTEMBER 30,
                                                     MARCH 27, 2001         2001
                                                     --------------     -------------
                                                              (In thousands)
     Fletcher Acquisition:
        Derivatives                                  $      (89,401)    $     (16,096)
        Fixed-price physical contracts                      (14,085)           (2,109)
                                                     --------------     -------------

                                                     $     (103,486)    $     (18,205)
                                                     ==============     =============


                                                       ACQUISITION
                                                       CLOSING DATE     SEPTEMBER 30,
                                                     AUGUST 23, 2001        2001
                                                     ---------------    -------------
                                                              (In thousands)
     August 23, 2001 Acquisition:
        Derivatives                                  $        (9,156)   $      (4,520)
                                                     ===============    =============


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

     The balance of Apache's derivative instruments relate to cash flow hedges on forecasted oil and gas sales, primarily entered into as the result of Apache's acquisition hedging strategy. On the transition date, the fair value of these derivative instruments represented a net liability of $116.2 million. The time value of zero-cost collars at September 30, 2001 was $23.9 million.

     In connection with the Fletcher acquisition, Apache assumed liabilities for derivative instruments (fixed-price swaps and put options) and fixed-price physical contracts entered into by Fletcher. The $103.5 million fair value on the closing date was recorded as a cost of the Fletcher acquisition (see Note
1).

     In connection with the acquisition completed August 23, 2001, Apache assumed liabilities for derivative instruments (fixed-price swaps and put options) with a fair value of $9.2 million on the closing date, which was recorded as a cost of the acquisition (see Note 1).

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below:

                                                                  GROSS      AFTER-TAX
                                                                ----------   ---------
                                                                    (In thousands)
     Cumulative effect of change in accounting principle        $ (116,229)  $ (71,286)

     Reclassification of net realized losses into earnings          70,288      42,304

     Net change in derivative fair value                           117,973      70,899
                                                                -----------  ---------

     Accumulated other comprehensive income related
         to derivatives at September 30, 2001                   $   72,032   $  41,917
                                                                ===========  =========


     In early November 2001, due to credit issues surrounding the derivative market, Apache began to close out substantially all of its hedging positions. The Company does not expect to recognize a material gain or loss from the expected proceeds received in connection with termination of these positions.


3. NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                           ----------------------------------------------------------------------
                                                         2001                                  2000
                                           ---------------------------------  -----------------------------------
                                            INCOME     SHARES     PER SHARE     INCOME      SHARES     PER SHARE
                                           ---------  ---------  -----------  ----------  ---------   -----------
                                                              (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock     $ 151,925    124,719  $      1.22  $  197,340    120,197   $      1.64
                                                                 ===========                          ===========

EFFECT OF DILUTIVE SECURITIES:
   Stock options and other                        --        721                       --
                                                                                              1,221
   Series C Preferred Stock                    3,488      5,676                    3,488      5,676
                                           ---------  ---------               ----------  ---------

DILUTED:
   Income attributable to common stock,
     including assumed conversions         $ 155,413    131,116  $      1.19  $  200,828    127,094   $     1.58
                                           =========  =========  ===========  ==========  =========   ==========

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------------------------------------
                                                         2001                                  2000
                                           ---------------------------------  -----------------------------------
                                            INCOME     SHARES     PER SHARE     INCOME      SHARES     PER SHARE
                                           ---------  ---------  -----------  ----------  ---------   -----------
                                                              (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock     $ 630,086    124,684  $      5.05  $  440,857    116,009   $      3.80
                                                                 ===========                          ===========

EFFECT OF DILUTIVE SECURITIES:
   Stock options and other                        --        981                       --        943
   Series C Preferred Stock                   10,464      5,676                   10,820      5,676
                                           ---------  ---------               ----------  ---------

DILUTED:
   Income attributable to common stock,
     including assumed conversions         $ 640,550    131,341  $      4.88  $  451,677    122,628   $     3.68
                                           =========  =========  ===========  ==========  =========   ==========

4. DEBT

     The Company's 9.25 percent notes due June 2002 are classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amount on a long-term basis through either the issuance of commercial paper or borrowing under the U.S. portion of the global credit facility and the 364-day revolving credit facility.


5. STOCK DIVIDEND

On September 13, 2001, the Company's Board of Directors declared a 10 percent stock dividend payable on January 21, 2002 to shareholders of record on December 31, 2001. No fractional shares will be issued and payments will be made in lieu of fractional shares. In connection with the dividend, a reclassification was made to transfer $545 million from retained earnings to additional paid-in-capital in the accompanying consolidated balance sheet as of September 30, 2001. The following pro forma information shows the effect on the Company's consolidated results of operations as if the stock dividend were made on January 1, 2000.

                  FOR THE QUARTER ENDED   FOR THE NINE MONTHS ENDED    FOR THE QUARTER ENDED     FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 2001       SEPTEMBER 30, 2001          SEPTEMBER 30, 2000           SEPTEMBER 30, 2000
                 -----------------------  -------------------------   -----------------------    -------------------------
                 AS REPORTED   PRO FORMA  AS REPORTED     PRO FORMA   AS REPORTED   PRO FORMA    AS REPORTED     PRO FORMA
                 -----------   ---------  -----------     ---------   -----------   ---------    -----------     ---------
                                              (In thousands, except per share data)
Weighted
  average
  shares
  outstanding:
    Basic           124,719      137,190      124,684       137,152       120,197     132,217        116,009       127,610
    Diluted         131,116      144,228      131,341       144,475       127,094     139,804        122,628       134,890

Net income per
  common share:
    Basic        $     1.22    $    1.11  $      5.05     $    4.59   $      1.64   $    1.49    $      3.80     $    3.45
    Diluted            1.19         1.08         4.88          4.43          1.58        1.44           3.68          3.35


6. MINORITY INTEREST

     In August 2001, Apache entered into a series of financing transactions, described below, to raise a total of $440.7 million for investments, to pay down existing debt and increase financial flexibility.

     Apache contributed interests in various fields valued at $923 million to new subsidiaries in connection with the financing transactions. Additionally, on August 7, 2001, Apache purchased $116.7 million in U.S. Government Agency Notes, maturing in October 2002, which were contributed to the subsidiaries. Unrelated institutional investors contributed $443 million ($440.7 million, net of issuance costs) to the various subsidiaries in exchange for preferred stock of the subsidiaries and a limited partner interest in one of the entities. The third party investors are entitled to receive a weighted average return of 123 basis points above the prevailing LIBOR interest rate. The preferred and limited partner interests are repayable from the assets of the subsidiaries with limited recourse to Apache.

     The assets, liabilities and operations of the subsidiaries are included in Apache's consolidated financial statements at historical costs, with the preferred and limited partner interests of the subsidiaries reflected as a minority interest. The U.S. Government Agency Notes are accounted for as "held-to-maturity" securities shown as long-term investments in the accompanying balance sheet.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards discontinuing goodwill amortization and requiring a periodic review for impairments. Apache's goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher and Repsol acquisitions (see
Note 1). The goodwill currently is being amortized on a straight-line basis over 20 years. Apache will continue to record amortization of approximately $2.5 million per quarter through December 31, 2001. The

Company will adopt SFAS No. 142 on January 1, 2002. No impairment of goodwill is currently anticipated; however, the Company will continue to assess recoverability of goodwill on an ongoing basis.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of adopting SFAS No. 143 on its financial condition and results of operations and has not determined the timing of adoption.


8. SUPPLEMENTAL CASH FLOW INFORMATION

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

     In August 2001, the Company acquired properties located in Texas, Oklahoma and New Mexico for cash and the assumption of certain non-cash liabilities. The accompanying financial statements include the non-cash amounts detailed in Note 1.

CASH PAID FOR INTEREST AND TAXES

     The following table provides supplemental disclosure of cash flow information:

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                              2001                      2000
                                                          -------------             -------------
                                                                        (In thousands)
          Cash paid during the period for:
            Interest (net of amounts capitalized)         $      80,501             $      78,643
            Income taxes (net of refunds)                       149,996                    95,358

9. BUSINESS SEGMENT INFORMATION

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

                                                                                                         OTHER
                                             UNITED STATES     CANADA        EGYPT       AUSTRALIA    INTERNATIONAL      TOTAL
                                             -------------    ---------    ---------     ---------    -------------   -----------
                                                                                 (In thousands)
FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2001

Oil and Gas Production Revenues ..........   $   1,211,714    $  492,050   $  357,786     $ 195,088    $          --   $ 2,256,638
                                             =============    ==========   ==========     =========    =============   ===========

Operating Income (Loss) (1) (2) ..........   $     689,412    $  279,710   $  230,351     $ 105,968    $     (65,031)  $ 1,240,410
                                             =============    ==========   ==========     =========    =============

Other Income (Expense):
   Other revenues (losses) ...............                                                                                  (8,628)
   Administrative, selling and other .....                                                                                 (66,363)
   Minority interest .....................                                                                                  (3,189)
   Financing costs, net ..................                                                                                 (91,601)
                                                                                                                       -----------
Income Before Income Taxes ...............                                                                             $ 1,070,629
                                                                                                                       ===========

Total Assets .............................   $   4,372,952    $2,183,618   $1,505,507     $ 878,381    $     126,277   $ 9,066,735
                                             =============    ==========   ==========     =========    =============   ===========

FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2000

Oil and Gas Production Revenues ..........   $     893,563    $  217,611   $  277,646     $ 169,046    $          --   $ 1,557,866
                                             =============    ==========   ==========     =========    =============   ===========

Operating Income (Loss) (1) ..............   $     490,044    $  128,846   $  195,042     $  99,011    $         (36)  $   912,907
                                             =============    ==========   ==========     =========    =============

Other Income (Expense):
   Equity in income of affiliates ........                                                                                   1,084
   Other revenues (losses) ...............                                                                                  (5,833)
   Administrative, selling and other .....                                                                                 (49,331)
   Financing costs, net ..................                                                                                 (82,670)
                                                                                                                       -----------
Income Before Income Taxes ...............                                                                             $   776,157
                                                                                                                       ===========

Total Assets .............................   $   3,848,036    $  923,975   $  956,424     $ 833,427    $     170,697   $ 6,732,559
                                             =============    ==========   ==========     =========    =============   ===========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Record natural gas production and strong oil production both contributed to solid third quarter and nine-month results, mitigating the impact of declining commodity prices. On a barrel-of-oil-equivalent (Boe) basis, third quarter daily production increased 89,483 barrels of oil equivalent per day (Boe/d) to a record 359,979 Boe/d, 33 percent higher than the third quarter of last year. Following are the 2001 third quarter and nine-month highlights:

o Natural gas production rose to a record 1.2 billion cubic feet per day (Bcf/d) in the third quarter, slightly exceeding the record setting second quarter of 2001 and 35 percent above the prior-year period. Third quarter oil production increased 37,496 barrels of oil per day (Bbl/d) to 153,369 Bbl/d, 32 percent above the year-ago period. For the nine-month period, production rates of 1.1 Bcf/d and 143,311 Bbl/d were 40 percent and 25 percent ahead of 2000, respectively.

o Year-to-date income attributable to common stock of $630.1 million ($5.05 per basic common share) exceeded the prior year by $189.2 million, or 43 percent, while third quarter earnings of $151.9 million declined 23 percent from the comparable period. Record production mitigated the impact of a $.90 per thousand cubic feet (Mcf) decline in gas price realizations and a $4.96 per barrel decline in oil prices from third quarter 2000.

o Net cash provided by operating activities increased $588.4 million, or 61 percent, to $1.5 billion from the $1.0 billion generated during the first nine months of 2000.

     Commodity Prices - Apache's third quarter realized oil price declined $4.96 to $24.15 per barrel from $29.11 in the third quarter of 2000, decreasing revenues by $52.9 million. Third quarter natural gas price realizations declined $.90 to $2.80 per Mcf from $3.70 per Mcf in the year-ago period, negatively impacting revenues by $72.6 million. For the nine-month period oil price realizations decreased $1.85 to $25.01 per barrel from $26.86 in 2000, decreasing revenues by $58 million. Year-to-date natural gas price realizations of $4.05 per Mcf exceeded the prior year by $.92, positively impacting revenues by $201.2 million.

     Production - Oil production increased 25 percent during the first nine months of 2001 when compared to the same period last year, which positively impacted revenues by $195.2 million. The improvement was primarily the result of production from acquisitions completed since the first half of 2000, completion of the Gipsy/North Gipsy development in Australia and first production from the Legendre field in Australia. Gas production increased 40 percent during the first nine months of 2001 compared to the same period last year, positively impacting revenues by $350.3 million. The increase was primarily attributable to production from the acquisitions mentioned above and strong results from the Ladyfern area in Canada.


RESULTS OF OPERATIONS

     Apache reported 2001 third quarter income attributable to common stock of $151.9 million compared to income of $197.3 million in the prior year. Basic net income per common share of $1.22 for the third quarter of 2001, decreased 26 percent from the $1.64 reported in 2000. The variance to the prior-year quarter was attributable to lower commodity prices, which offset higher volumes, and higher DD&A expense and lease operating costs.

     For the first nine months of 2001, income attributable to common stock of $630.1 million, or $5.05 per basic common share, compared to $440.9 million, or $3.80 per share, in the comparable year-earlier period. The increase resulted primarily from increased oil and gas production revenues partially offset by higher DD&A expense, lease operating costs, severance and other taxes and impairments of unproved property costs in Poland and China.

     For the third quarter of 2001, total revenues increased five percent to $652.4 million compared to $618.5 million in 2000. The increase was the result of a 35 percent increase in natural gas production, a 32 percent increase in oil production, partially offset by a 24 percent decrease in the average realized price for natural gas and a 17 percent decrease in the average realized price for oil. Crude oil, including natural gas liquids, contributed 54 percent and natural gas contributed 46 percent of oil and gas production revenues during the third quarter of 2001.

     For the first nine months of 2001, total revenues increased 45 percent to $2.2 billion compared to $1.6 billion for the same period in 2000. Revenues from oil and gas production increased 45 percent over the same period in 2000, with crude oil, including natural gas liquids, contributing 45 percent and natural gas contributing 55 percent of oil and gas production revenues. The increase in oil and gas production revenues was the result of a 40 percent increase in gas production, a 29 percent increase in the average realized gas price and a 25 percent increase in oil production.

     Volume and price information for the Company's oil and gas production is summarized in the following table:

                                             FOR THE QUARTER ENDED SEPTEMBER 30,         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------       ---------------------------------------
                                                                         INCREASE                                      INCREASE
                                              2001          2000        (DECREASE)          2001          2000        (DECREASE)
                                           ----------     ---------     ----------       ----------     ---------     ----------
Natural Gas Volume - Mcf per day:
    United States                             618,729       571,728              8%         619,887       511,152             21%
    Canada                                    341,951       134,363            154%         284,667       130,651            118%
    Australia                                 122,450       121,833              1%         119,507       106,573             12%
    Egypt                                     104,444        49,801            110%          91,008        47,281             92%
                                           ----------     ---------                      ----------     ---------

      Total                                 1,187,574       877,725             35%       1,115,069       795,657             40%
                                           ==========     =========                      ==========     =========

Average Natural Gas price - Per Mcf:
    United States                          $     2.73     $    4.22            (35)%     $     4.61     $    3.46             33%
    Canada                                       3.21          3.28             (2)%           4.11          2.77             48%
    Australia                                    1.20          1.32             (9)%           1.21          1.38            (12)%
    Egypt                                        3.68          4.66            (21)%           3.80          4.56            (17)%
      Total                                      2.80          3.70            (24)%           4.05          3.13             29%

Oil Volume - Barrels per day:
    United States                              56,831        57,820             (2)%         58,244        55,276              5%
    Canada                                     26,568        16,108             65%          25,936        14,599             78%
    Australia                                  27,162        16,854             61%          21,684        15,668             38%
    Egypt                                      42,808        25,091             71%          37,447        28,758             30%
                                           ----------     ---------                      ----------     ---------

      Total                                   153,369       115,873             32%         143,311       114,301             25%
                                           ==========     =========                      ==========     =========

Average Oil price - Per barrel:
    United States                          $    25.49     $   29.15            (13%)     $    26.13     $   26.83             (3)%
    Canada                                      19.92         22.91            (13%)          20.35         21.88             (7)%
    Australia                                   24.77         33.32            (26%)          26.27         29.98            (12)%
    Egypt                                       24.60         30.17            (18%)          25.75         27.74             (7)%
      Total                                     24.15         29.11            (17%)          25.01         26.86             (7)%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States                               7,335         7,014              5%           7,599         5,567             37%
    Canada                                      1,346         1,321              2%           1,151         1,292            (11)%
                                           ----------     ---------                      ----------     ---------
      Total                                     8,681         8,335              4%           8,750         6,859             28%
                                           ==========     =========                      ==========     =========

Average NGL Price - Per barrel:
    United States                          $    15.79     $   19.18            (18)%     $    18.18     $   18.42             (1)%
    Canada                                      15.97         19.88            (20)%          20.53         16.92             21%
      Total                                     15.81         19.29            (18)%          18.49         18.14              2%

THIRD QUARTER 2001 REVENUES COMPARED TO 2000

     Natural gas sales for the third quarter of 2001 totaled $305.6 million, slightly more than the third quarter of 2000. Average realized natural gas prices decreased 24 percent, negatively impacting revenues by $72.6 million. The net result of derivative instruments increased the Company's realized gas price by $.18 per Mcf during the third quarter of 2001 and $.06 per Mcf for the same period in 2000.

     Natural gas production increased 309.8 million cubic feet per day (MMcf/d), or 35 percent, on a worldwide basis, favorably impacting revenues by $79.7 million. Production from properties acquired from Phillips in December 2000 and Fletcher in March 2001, and strong results from the Ladyfern area were the primary contributors to the 207.6 MMcf/d, or 154 percent, gas production increase in Canada. The U.S. increased 47 MMcf/d primarily the result of production from properties acquired from Occidental in August 2000. Egypt increased 54.6 MMcf/d, or 110 percent, due to production from properties acquired from Repsol in March 2001.

     The Company's crude oil sales for the third quarter of 2001 totaled $340.7 million, a 10 percent increase from the third quarter of 2000, due to increased production volumes. Average realized oil prices decreased $4.96 per barrel, negatively impacting revenues by $52.9 million. Realized losses from hedging positions negatively impacted the Company's realized oil price by $.47 per barrel during the third quarter of 2001 and $1.88 per barrel in the third quarter of 2000.

     Oil production increased 32 percent compared to the prior year, favorably impacting revenues by $83.3 million. Canada increased 10,460 Bbl/d and Egypt increased 17,717 Bbl/d, primarily due to production from properties acquired from Phillips, Fletcher and Repsol, as mentioned above. Completion of the Gipsy/North Gipsy development and first production from the Legendre field were the primary contributors to the 10,308 Bbl/d increase in Australia.

     Revenue from the sale of natural gas liquids totaled $12.6 million for the third quarter of 2001, compared to $14.8 million for the third quarter of 2000 in response to an 18 percent drop in realized prices.

YEAR-TO-DATE 2001 REVENUES COMPARED TO 2000

     Natural gas sales for the first nine months of 2001 of $1.2 billion increased $551.5 million, or 81 percent, from the same period of 2000. Average realized natural gas prices increased 29 percent, positively affecting revenues by $201.2 million. U.S. natural gas production, which comprised 56 percent of the Company's worldwide gas production, sold at an average price of $4.61 per Mcf, 33 percent higher than in 2000, positively impacting natural gas revenues by $161.9 million. The net result of derivative instruments increased the Company's realized gas price by a $.04 per Mcf during the first nine months of 2001 and 2000.

     Production from properties acquired from Phillips and Fletcher and strong results from the Ladyfern area were the primary contributors to the 154 MMcf/d gas production increase in Canada. The U.S. increased 108.7 MMcf/d due to the production from properties acquired from Collins & Ware and Occidental, and Egypt increased 43.7 MMcf/d due to producing properties acquired from Repsol.

     For the first nine months of 2001, oil revenues of $978.3 million, increased $137.2 million, or 16 percent, from the same period in 2000 due to higher production. On a worldwide basis, average oil prices decreased $1.85 per barrel, or seven percent, to $25.01 per barrel negatively impacting oil revenues by $58 million. Realized losses from hedging positions negatively impacted the Company's realized oil price by $.57 per barrel during the first nine months of 2001 and $1.83 per barrel during the first nine months of 2000.

     Oil production increased 11,337 Bbl/d in Canada, 2,968 Bbl/d in the U.S. and 8,689 Bbl/d in Egypt, primarily driven by production from properties acquired from Phillips, Fletcher, Repsol, Collins & Ware and Occidental as mentioned above. Completion of the Gipsy/North Gipsy development and first production from the Legendre field were the primary contributors to the 6,016 Bbl/d increase in Australia.

     Natural gas liquids revenues for the first nine months of 2001 of $44.2 million increased $10.1 million, or 30 percent, from the same period in 2000. Natural gas liquids prices increased by $.35 per barrel, or two percent, and natural gas liquids production increased 1,891 barrels per day, or 28 percent.

EXPENSES

     The Company's DD&A expense for the third quarter and first nine months of 2001 increased $63.1 million and $175.8 million, respectively, over the comparable periods of 2000. Full cost DD&A expense increased $.23 per Boe, from $5.82 per Boe in the third quarter of 2000 to $6.05 per Boe in 2001. For the nine months ended September 30, 2001, the full cost DD&A rate increased $.31 per Boe, from $5.70 per Boe to $6.01 per Boe. For the first nine months of 2001, the full cost DD&A rate for the U.S. increased $.44 per Boe from $6.13 per Boe to $6.57 per Boe, primarily the result of the acquisition of the Occidental properties in August 2000 and rising U.S. drilling and finding costs. The acquisition of the Phillips properties in December 2000 carry higher DD&A costs, which helped push the full cost DD&A rate in Canada from $5.55 per Boe to $5.87 per Boe.

     During the second quarter of 2001, the Company recorded a nonrecurring $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China.

     Lease operating expense (LOE) for the third quarter and first nine months of 2001 increased $36.8 million and $108.4 million, respectively, over the comparable periods of 2000. On an equivalent barrel basis, LOE increased $.45 per Boe to $3.12 per Boe in the third quarter and $.52 per Boe to $3.20 per Boe in the first nine months of 2001 compared to the same periods in the prior year. The higher costs were partially attributable to the acquisition of Canadian and offshore oil properties, which carried a higher LOE per Boe rate than the Company's base production. Increased workover activities in the U.S. and Canada and rising fuel cost for electric power also contributed to the increase. The workovers accelerated production, allowing Apache to maximize the benefits of high oil and gas prices. Severance and other taxes increased $.6 million in the third quarter and $22.1 million in the first nine months of 2001 primarily due to the impact of higher oil and gas prices on severance taxes, which generally are based on a percentage of oil and gas production revenues. Also contributing to the increase were higher effective production tax rates due to a loss of incentives in Oklahoma and an increase in Canadian Large Corporation Tax due to the added production from the Fletcher acquisition properties.

     G&A expense in the third quarter and first nine months of 2001 increased $4.7 million or 26 percent, and $17 million or 35 percent, respectively, from a year ago. The Company's overall infrastructure was enlarged to properly handle increased responsibilities associated with recent producing property acquisitions. On an equivalent barrel basis, G&A expenses decreased $.04, to $.69 per Boe, for the third quarter of 2001 as compared to $.73 per Boe for the same period in 2000.

     Net financing costs for the third quarter remained flat, while first nine months of 2001 increased $8.9 million, or 11 percent, compared to a year ago. This increase is primarily due to higher gross interest expense, the result of a higher average outstanding debt balance related to acquisition activity in the second half of 2000 and the first quarter of 2001.


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

     In early November 2001, due to credit issues surrounding the derivative market, Apache began to close out substantially all of its hedging positions. The Company does not expect to recognize a material gain or loss from the expected proceeds received in connection with termination of these positions.

INTEREST RATE RISK

     The Company considers its interest rate risk exposure to be minimal as a result of fixed interest rates on approximately 67 percent of the Company's debt. At September 30, 2001, total debt included $768 million of floating-rate debt. As a result, Apache's annual interest cost in 2001 will fluctuate based on short-term interest rates on approximately 33 percent of it total debt outstanding at September 30, 2001. The Company did not have any open derivative contracts relating to interest rates at September 30, 2001.

     Minority Interest - At September 30, 2001, the Company's minority interest included $443 million in contributions by unrelated institutional investors. The third party investors are entitled to receive a weighted average return of 123 basis points above the prevailing LIBOR interest rate. As a result, Apache's annual minority interest cost will fluctuate based on short-term LIBOR interest rates.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt, payment of dividends and capital obligations for affiliated ventures. The Company may also elect to use cash flow to pay down debt. Apache budgets capital expenditures based upon projected cash flow and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company cannot accurately predict future oil and gas prices.

     Capital Expenditures - A summary of oil and gas capital expenditures during the first nine months of 2001 and 2000 is presented below:

                                                          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        -----------------------------
                                                           2001              2000
                                                        -----------      ------------
                                                                (In thousands)
          Exploration and development:
              United States                             $   567,865      $    347,783
              Canada                                        326,571            93,781
              Egypt                                          86,846            66,518
              Australia                                      67,167            42,902
              Other international                             7,861            14,289
                                                        -----------      ------------

                                                          1,056,310           565,273
          Capitalized Interest                               44,388            44,852
                                                        -----------      ------------

                 Total                                  $ 1,100,698      $    610,125
                                                        ===========      ============

          Acquisitions of oil and gas properties        $   817,849      $    883,794
                                                        ===========      ============


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

CAPITAL RESOURCES AND LIQUIDITY

     Net Cash Provided by Operating Activities - Apache's net cash provided by operating activities during the first nine months of 2001 totaled $1.5 billion, an increase of 61 percent from $961.1 million in the first nine months of

2000. This increase was primarily due to higher oil and gas revenues generated from properties acquired since the first half of 2000 and higher realized gas prices as compared to last year.

     Liquidity - The Company had $67.9 million in cash and cash equivalents on hand at September 30, 2001, up from $37.2 million at December 31, 2000. Apache's ratio of current assets to current liabilities was 1.14 at September 30, 2001 and December 31, 2000.

     Apache believes that cash on hand, net cash generated from operations, and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for the foreseeable future. As of September 30, 2001, Apache's available borrowing capacity under its global credit facility and 364-day credit facility was $771 million.


FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

o Exploiting our existing asset base through workovers and development wells to increase productive capacity.

o  Drilling exploration wells to add new reserves.

o  Acquiring properties to which we can add value.

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

           None


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

               10.01    -    Apache  Corporation 1990 Stock Incentive Plan, as
                             amended and restated September 13, 2001.

               10.02    -    Apache Corporation 1995 Stock Option Plan, as
                             amended and restated September 13, 2001.

               10.03    -    Apache Corporation 1996 Performance Stock Option
                             Plan, as amended and restated September 13, 2001.

               10.04    -    Apache Corporation 1998 Stock Option Plan, as
                             amended and restated September 13, 2001.

               10.05    -    Apache Corporation 2000 Stock Option Plan, as
                             amended and restated September 13, 2001.

               12.1     -    Statement of Computation of Ratios of Earnings to
                             Fixed Charges and Combined Fixed Charges and
                             Preferred Stock Dividends

           (b) Reports filed on Form 8-K

               The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended September 30, 2001:

               None.