Form 10-Q/A
period 2001-03-31
APACHE CORP
filed 2002-03-22
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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



Number of shares of Registrant's common stock, outstanding as of
March 31, 2001 .........................125,406,871

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, in order to include the following footnote number 6 to our unaudited consolidated financial statements. The footnote provides certain consolidating information for our wholly-owned subsidiaries. No restatement of the unaudited financial statements is required, or being made, nor have any of the numbers in the unaudited financial statements changed. The footnote merely sets forth some of the data used to prepare the unaudited consolidated financial statements as required by Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we are including the complete text of our quarterly unaudited consolidated financial statements, including the additional footnote.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE QUARTER ENDED MARCH 31,
                                                                 --------------    --------------
                                                                      2001              2000
                                                                 --------------    --------------
                                                                    (In thousands, except per
                                                                        common share data)
REVENUES:
   Oil and gas production revenues                               $      801,598    $      446,117
   Equity in income of affiliates                                            --             1,220
   Other revenues (losses)                                               (6,455)              854
                                                                 --------------    --------------
                                                                        795,143           448,191
                                                                 --------------    --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization                             172,530           132,149
   Lease operating costs                                                 90,107            61,461
   Severance and other taxes                                             21,293             8,966
   Administrative, selling and other                                     20,376            14,649
   Financing costs:
      Interest expense                                                   44,712            41,568
      Amortization of deferred loan costs                                   502             1,279
      Capitalized interest                                              (15,085)          (14,017)
      Interest income                                                      (877)             (540)
                                                                 --------------    --------------
                                                                        333,558           245,515
                                                                 --------------    --------------

INCOME BEFORE INCOME TAXES                                              461,585           202,676
   Provision for income taxes                                           179,384            85,680
                                                                 --------------    --------------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                            282,201           116,996
   Cumulative effect of change in accounting principle, net of
      income tax                                                             --            (7,539)
                                                                 --------------    --------------

NET INCOME                                                              282,201           109,457
   Preferred stock dividends                                              4,908             5,264
                                                                 --------------    --------------
INCOME ATTRIBUTABLE TO COMMON STOCK                              $      277,293    $      104,193
                                                                 ==============    ==============

BASIC NET INCOME PER COMMON SHARE:
   Before change in accounting principle                         $         2.24    $          .98
   Cumulative effect of change in accounting principle                       --              (.06)
                                                                 --------------    --------------
                                                                 $         2.24    $          .92
                                                                 ==============    ==============
DILUTED NET INCOME PER COMMON SHARE:
   Before change in accounting principle                         $         2.15    $          .96
   Cumulative effect of change in accounting principle                       --              (.06)
                                                                 --------------    --------------
                                                                 $         2.15    $          .90
                                                                 ==============    ==============



           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE QUARTER ENDED MARCH 31,
                                                                              --------------------------------
                                                                                    2001             2000
                                                                              --------------    --------------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $      282,201    $      109,457
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                    172,530           132,149
         Provision for deferred income taxes                                          98,920            52,075
         Cumulative effect of change in accounting principle                              --             7,539
         Other                                                                         3,376              (432)
   Other non-cash items                                                                2,367              (748)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                           44,477           (18,552)
         (Increase) decrease in advances to oil and gas ventures and other           (20,672)           (3,089)
         (Increase) decrease in product inventory                                       (107)          (11,780)
         (Increase) decrease in deferred charges and other                            (3,677)           (1,305)
         Increase (decrease) in payables                                              58,364            (5,269)
         Increase (decrease) in accrued expenses                                      15,095           (13,528)
         Increase (decrease) in advances from gas purchasers                          (3,547)           (7,157)
         Increase (decrease) in deferred credits and noncurrent liabilities           (6,782)            2,882
                                                                              --------------    --------------
             Net cash provided by operating activities                               642,545           242,242
                                                                              --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                              (344,982)         (173,305)
   Non-cash portion of net oil and gas property additions                             65,274             3,974
   Acquisition of Fletcher subsidiaries                                             (465,018)               --
   Acquisition of Repsol YPF properties                                             (446,933)         (119,525)
   Proceeds from sales of oil and gas properties                                     128,663            16,752
   Other, net                                                                        (39,333)           (1,730)
                                                                              --------------    --------------
             Net cash used in investing activities                                (1,102,329)         (273,834)
                                                                              --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                            1,176,159           173,677
   Payments on long-term debt                                                       (645,800)         (103,548)
   Dividends paid                                                                     (4,870)          (12,926)
   Payments to repurchase Series C Preferred Stock                                        --            (2,613)
   Common stock activity, net                                                          4,153             6,072
   Treasury stock activity, net                                                           98           (17,727)
   Cost of debt and equity transactions                                                 (294)               (3)
                                                                              --------------    --------------
             Net cash provided by financing activities                               529,446            42,932
                                                                              --------------    --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             69,662            11,340

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        37,173            13,171
                                                                              --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      106,835    $       24,511
                                                                              ==============    ==============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    MARCH 31,       DECEMBER 31,
                                                                      2001              2000
                                                                 --------------    --------------
                                                                          (In thousands)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $      106,835    $       37,173
   Receivables                                                          553,666           506,723
   Inventories                                                           72,580            54,764
   Advances to oil and gas ventures and other                            56,697            31,360
   Oil and gas derivative instruments                                    26,809                --
                                                                 --------------    --------------
                                                                        816,587           630,020
                                                                 --------------    --------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                              10,224,352         9,423,922
      Unproved properties and properties under
         development, not being amortized                             1,062,326           977,491
   Gas gathering, transmission and processing facilities                698,687           573,621
   Other                                                                152,636           119,590
                                                                 --------------    --------------
                                                                     12,138,001        11,094,624
   Less:  Accumulated depreciation, depletion and amortization       (4,437,492)       (4,282,162)
                                                                 --------------    --------------
                                                                      7,700,509         6,812,462
                                                                 --------------    --------------
OTHER ASSETS:
   Goodwill                                                             197,200                --
   Oil and gas derivative instruments                                   100,930                --
   Deferred charges and other                                            41,068            39,468
                                                                 --------------    --------------
                                                                 $    8,856,294    $    7,481,950
                                                                 ==============    ==============



           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                        MARCH 31,       DECEMBER 31,
                                                                          2001              2000
                                                                     --------------    --------------
                                                                             (In thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                              $       30,276    $       25,000
   Oil and gas derivative instruments                                       147,340                --
   Accounts payable                                                         377,518           259,120
   Accrued operating expense                                                 25,718            23,893
   Accrued exploration and development                                      207,397           143,916
   Accrued compensation and benefits                                         13,640            34,695
   Accrued interest                                                          31,629            25,947
   Accrued income taxes                                                      56,281             9,123
   Other accrued expenses                                                    14,637            31,653
                                                                     --------------    --------------
                                                                            904,436           553,347
                                                                     --------------    --------------
LONG-TERM DEBT                                                            2,718,341         2,193,258
                                                                     --------------    --------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes                                                             760,369           699,833
   Advances from gas purchasers                                             149,559           153,106
   Oil and gas derivative instruments                                       165,634                --
   Other                                                                    125,190           127,766
                                                                     --------------    --------------
                                                                          1,200,752           980,705
                                                                     --------------    --------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                               98,387            98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 shares
         issued and outstanding                                             208,207           208,207
   Common stock, $1.25 par, 215,000,000 shares authorized,
      128,245,610 and 126,500,776 shares issued, respectively               160,307           158,126
   Paid-in capital                                                        2,276,993         2,173,183
   Retained earnings                                                      1,503,824         1,226,531
   Treasury stock, at cost, 2,838,739 and 2,866,028 common shares,
      respectively                                                          (68,899)          (69,562)
   Accumulated other comprehensive loss                                    (146,054)          (40,232)
                                                                     --------------    --------------
                                                                          4,032,765         3,754,640
                                                                     --------------    --------------
                                                                     $    8,856,294    $    7,481,950
                                                                     ==============    ==============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                            SERIES B         SERIES C
                                          COMPREHENSIVE     PREFERRED        PREFERRED        COMMON         PAID-IN
(In thousands)                               INCOME           STOCK            STOCK           STOCK         CAPITAL
                                         --------------  --------------    ------------    ------------   ------------

BALANCE AT DECEMBER 31, 1999                             $       98,387    $    210,490    $    145,504   $  1,717,027
 Comprehensive income:
   Net income                            $      109,457              --              --             --             --
   Currency translation adjustments              (5,600)             --              --             --             --
   Unrealized gain on marketable
     securities, net of applicable
     income taxes of $449                           732              --              --             --             --
                                         --------------
 Comprehensive income                    $      104,589
                                         ==============
 Dividends:
   Preferred                                                         --              --              --             --
   Common ($.07 per share)                                           --              --              --             --
 Common shares issued                                                --              --             230          5,844
 Series C Preferred Stock purchased                                  --          (2,283)             --             --
 Treasury shares purchased, net                                      --              --              --            213
                                                         --------------    ------------    ------------   ------------
BALANCE AT MARCH 31, 2000                                $       98,387    $    208,207    $    145,734   $  1,723,084
                                                         ==============    ============    ============   ============

BALANCE AT DECEMBER 31, 2000                             $       98,387    $    208,207    $    158,126   $  2,173,183
 Comprehensive income:
   Net income                            $      282,201              --              --             --             --
   Currency translation adjustments             (56,515)             --              --             --             --
   Unrealized loss on marketable
     securities, net of applicable
     income tax benefit of $163                    (316)             --              --             --             --
   Unrealized loss on derivatives, net
     of income tax benefit of $31,427           (48,991)             --              --             --             --
                                         --------------
 Comprehensive income                    $      176,379
                                         ==============
 Preferred dividends                                                 --              --              --             --
 Common shares issued                                                --              --           2,181        102,836
 Treasury shares issued, net                                         --              --              --            974
                                                         --------------    ------------    ------------   ------------
BALANCE AT MARCH 31, 2001                                $       98,387    $    208,207    $    160,307   $  2,276,993
                                                         ==============    ============    ============   ============


                                                                          ACCUMULATED
                                                                             OTHER           TOTAL
                                           RETAINED        TREASURY      COMPREHENSIVE    SHAREHOLDERS'
(In thousands)                             EARNINGS          STOCK       INCOME (LOSS)       EQUITY
                                         ------------    ------------    -------------   --------------

BALANCE AT DECEMBER 31, 1999             $    558,721    $    (52,256)   $     (8,446)   $    2,669,427
 Comprehensive income:
   Net income                                 109,457              --              --           109,457
   Currency translation adjustments                --              --          (5,600)           (5,600)
   Unrealized gain on marketable
     securities, net of applicable
     income taxes of $449                          --              --             732               732

 Comprehensive income

 Dividends:
   Preferred                                   (4,934)             --              --            (4,934)
   Common ($.07 per share)                     (7,961)             --              --            (7,961)
 Common shares issued                              --              --              --             6,074
 Series C Preferred Stock purchased              (330)             --              --            (2,613)
 Treasury shares purchased, net                    --         (17,428)             --           (17,215)
                                         ------------    ------------    ------------    --------------
BALANCE AT MARCH 31, 2000                $    654,953    $    (69,684)   $    (13,314)   $    2,747,367
                                         ============    ============    ============    ==============

BALANCE AT DECEMBER 31, 2000             $  1,226,531    $    (69,562)   $    (40,232)   $    3,754,640
 Comprehensive income:
   Net income                                 282,201              --              --           282,201
   Currency translation adjustments                --              --         (56,515)          (56,515)
   Unrealized loss on marketable
     securities, net of applicable
     income tax benefit of $163                    --              --            (316)             (316)
   Unrealized loss on derivatives, net
     of income tax benefit of $31,427              --              --         (48,991)          (48,991)

 Comprehensive income

 Preferred dividends                           (4,908)             --              --            (4,908)
 Common shares issued                              --              --              --           105,017
 Treasury shares issued, net                       --             663              --             1,637
                                         ------------    ------------    ------------    --------------
BALANCE AT MARCH 31, 2001                $  1,503,824    $    (68,899)   $   (146,054)   $    4,032,765
                                         ============    ============    ============    ==============


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

     The Fletcher and Repsol purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair values on the date of acquisition, as follows:

                                                               FLETCHER         REPSOL
                                                             ------------    ------------
                                                                   (In thousands)

Value of properties acquired, including gathering and
  transportation facilities                                  $    571,718    $    299,933
Goodwill                                                          107,200          90,000
Derivative instruments and fixed-price contracts                 (103,486)             --
Common stock issued                                              (100,325)             --
Working capital acquired, net                                      (8,202)         57,000
Deferred income tax liability                                      (1,887)             --
                                                             ------------    ------------
Cash paid, net of cash acquired                              $    465,018    $    446,933
                                                             ============    ============

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher, Repsol, Collins & Ware, Occidental and Phillips acquisitions occurred on January 1, 2000. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                            FOR THE QUARTER ENDED     FOR THE QUARTER ENDED
                                                MARCH 31, 2001           MARCH 31, 2000
                                           -----------------------   -----------------------
                                           AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                           -----------  ----------   -----------  ----------
                                                 (In thousands, except per share data)

Revenues                                   $  795,143   $  902,098   $  448,191   $  676,845
Net income                                    282,201      304,683      109,457      162,821
Preferred stock dividends                       4,908        4,908        5,264        5,264
Income attributable to common stock           277,293      299,775      104,193      157,557

Net income per common share:
    Basic                                  $     2.24   $     2.39   $      .92   $     1.26
    Diluted                                      2.15         2.29          .90         1.23

Average common shares outstanding             123,880      125,432      113,837      124,681


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

     Apache's derivative positions break down into three general categories: advances from gas purchasers, Apache hedging activity and derivatives inherited from Fletcher. The fair values at transition and March 31, 2001 are summarized below:

                                               TRANSITION
                                             JANUARY 1, 2001     MARCH 31, 2001
                                             ---------------    ---------------
                                                      (In thousands)
Advances from Gas Purchasers:
   Derivatives - asset                       $       121,453    $       127,739
   Embedded derivatives                             (121,453)          (127,739)

Apache Hedging Activity:
   Fixed-price swaps                         $       (30,872)   $       (27,914)
   Zero-cost collars - time value                    (35,083)           (44,593)
   Zero-cost collars - intrinsic value               (50,274)           (12,694)
                                             ---------------    ---------------
                                             $      (116,229)   $       (85,201)
                                             ===============    ===============


                                           ACQUISITION
                                           CLOSING DATE
                                          MARCH 27, 2001
                                         ---------------
Fletcher Acquisition:
   Derivatives                           $       (89,401)   $       (85,949)
   Fixed-price physical contracts                (14,085)           (14,085)
                                         ---------------    ---------------
                                         $      (103,486)   $      (100,034)
                                         ===============    ===============

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

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below (in thousands):

                                                                  GROSS          AFTER-TAX
                                                             --------------    --------------

Cumulative effect of change in accounting principle          $     (116,229)   $      (71,287)

Reclassification of net realized losses into earnings                35,305            21,715

Net change in derivative fair value                                    (825)             (250)

Ineffectiveness recognized in earnings                                1,331               831
                                                             --------------    --------------
Accumulated other comprehensive income (loss)
    related to derivatives at March 31, 2001                 $      (80,418)   $      (48,991)
                                                             ==============    ==============


3. NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                               FOR THE QUARTER ENDED MARCH 31,
                                           ---------------------------------------------------------------------------
                                                           2001                                   2000
                                           ------------------------------------   ------------------------------------
                                             INCOME       SHARES      PER SHARE     INCOME       SHARES      PER SHARE
                                           ----------   ----------   ----------   ----------   ----------   ----------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock      $  277,293      123,880   $     2.24   $  104,193      113,837   $      .92
                                                                     ==========                             ==========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other                          --        1,216                        --          536
  Series C Preferred Stock                      3,488        5,676                     3,844        5,738
                                           ----------   ----------                ----------   ----------
DILUTED:
  Income attributable to common stock,
   including assumed conversions           $  280,781      130,772   $     2.15   $  108,037      120,111   $      .90
                                           ==========   ==========   ==========   ==========   ==========   ==========


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

CASH PAID FOR INTEREST AND TAXES

     The following table provides supplemental disclosure of cash flow information:

                                             FOR THE QUARTER ENDED MARCH 31,
                                             -------------------------------
                                                  2001             2000
                                             --------------   --------------
                                                     (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized)      $       23,945   $       23,096
  Income taxes (net of refunds)                      33,306           33,605

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

                                                                                                      OTHER
                                            UNITED STATES   CANADA         EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                                            ------------- -----------   -----------  -----------  -------------  -----------
                                                                             (IN THOUSANDS)

FOR THE QUARTER ENDED MARCH 31, 2001

Oil and Gas Production Revenues..........    $   532,563  $   142,970   $    76,729  $    49,336   $        --   $   801,598
                                             ===========  ===========   ===========  ===========   ===========   ===========

Operating Income (Loss)(1)...............    $   353,465  $    91,025   $    45,744  $    27,445   $       (11)  $   517,668
                                             ===========  ===========   ===========  ===========   ===========
Other Income (Expense):
   Other revenues (losses)...............                                                                             (6,455)
   Administrative, selling and other.....                                                                            (20,376)
   Financing costs, net..................                                                                            (29,252)
                                                                                                                 -----------
Income Before Income Taxes...............                                                                        $   461,585
                                                                                                                 ===========

Total Assets.............................    $ 4,209,502  $ 2,155,500   $ 1,443,559  $   862,151   $   185,582   $ 8,856,294
                                             ===========  ===========   ===========  ===========   ===========   ===========


FOR THE QUARTER ENDED MARCH 31, 2000

Oil and Gas Production Revenues..........    $   240,604  $    60,771   $    97,674  $    47,068   $        --   $   446,117
                                             ===========  ===========   ===========  ===========   ===========   ===========

Operating Income (Loss)(1)...............    $   115,639  $    32,766   $    69,949  $    25,199   $       (12)  $   243,541
                                             ===========  ===========   ===========  ===========   ===========
Other Income (Expense):
   Equity in income of affiliates........                                                                              1,220
   Other revenues........................                                                                                854
   Administrative, selling and other.....                                                                            (14,649)
   Financing costs, net..................                                                                            (28,290)
                                                                                                                 -----------
Income Before Income Taxes...............                                                                        $   202,676
                                                                                                                 ===========

Total Assets.............................    $ 2,945,541  $   901,702   $   917,133  $   781,468   $   160,666   $ 5,706,510
                                             ===========  ===========   ===========  ===========   ===========   ===========

(1) Operating income (loss) consists of oil and gas production revenues less depreciation, depletion and amortization (DD&A), lease operating costs and severance and other taxes.

6. SUPPLEMENTAL GUARANTOR INFORMATION

     Prior to 2001, Apache Finance Pty Ltd. (Apache Finance Australia) was a finance subsidiary of Apache with no independent operations. In this capacity, it issued approximately $270 million of publicly traded notes that are fully and unconditionally guaranteed by Apache and, beginning in 2001, Apache North America, Inc. The guarantors of Apache Finance Australia have joint and severable liability. Similarly, Apache Finance Canada Corporation (Apache Finance Canada) was also a finance subsidiary of Apache and had issued approximately $300 million of publicly traded notes that were fully and unconditionally guaranteed by Apache.

     Generally, the issuance of publicly traded securities would subject those subsidiaries to the reporting requirements of the Securities and Exchange Commission (SEC). Since these subsidiaries had no independent operations and qualified as "finance subsidiaries", they were exempted from these requirements.

     During 2001, Apache contributed stock of its Australian and Canadian operating subsidiaries to Apache Finance Australia and Apache Finance Canada, respectively. As a result of these contributions, they no longer qualify as finance subsidiaries. As allowed by the SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.

     Each of the Company's presented in the condensed consolidating financial statements has been fully consolidated in Apache Corporation's consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto of which this note is an integral part.

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                 (IN THOUSANDS)


                                                                                    APACHE
                                                    APACHE           APACHE         FINANCE          APACHE
                                                  CORPORATION    NORTH AMERICA     AUSTRALIA     FINANCE CANADA
                                                 ------------   --------------     ---------     --------------

REVENUES:
   Oil and gas production revenues ...........   $    549,905   $           --   $         --    $           --
   Equity in net income of affiliates ........         69,121            2,047          3,040            16,764
   Other revenues (losses) ...................            529               --          3,078                --
                                                 ------------   --------------   ------------    --------------
                                                      619,555            2,047          6,118            16,764
                                                 ------------   --------------   ------------    --------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ..        102,821               --             --                --
   Lease operating costs .....................         57,519               --             --                --
   Severance and other taxes .................         18,659               --             --                --
   Administrative, selling and other .........         18,033               --             --                --
   Financing costs, net ......................         17,384               --          4,582             6,609
                                                 ------------   --------------   ------------    --------------
                                                      214,416               --          4,582             6,609
                                                 ------------   --------------   ------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES ............        405,139            2,047          1,536            10,155
   Provision (benefit) for income taxes ......        122,938               --           (511)           (2,882)
                                                 ------------   --------------   ------------    --------------

NET INCOME ...................................        282,201            2,047          2,047            13,037
   Preferred stock dividends .................          4,908               --             --                --
                                                 ------------   --------------   ------------    --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..........   $    277,293   $        2,047   $      2,047    $       13,037
                                                 ============   ==============   ============    ==============


                                                   ALL OTHER
                                                  SUBSIDIARIES
                                                   OF APACHE      RECLASSIFICATIONS
                                                  CORPORATION      & ELIMINATIONS     CONSOLIDATED
                                                 -------------    -----------------   ------------

REVENUES:
   Oil and gas production revenues ...........    $    420,526    $       (168,833)   $    801,598
   Equity in net income of affiliates ........          (4,720)            (86,252)             --
   Other revenues (losses) ...................         (10,062)                 --          (6,455)
                                                  ------------    ----------------    ------------
                                                       405,744            (255,085)        795,143
                                                  ------------    ----------------    ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ..          69,709                  --         172,530
   Lease operating costs .....................         201,421            (168,833)         90,107
   Severance and other taxes .................           2,634                  --          21,293
   Administrative, selling and other .........           2,343                  --          20,376
   Financing costs, net ......................             677                  --          29,252
                                                  ------------    ----------------    ------------
                                                       276,784            (168,833)        333,558
                                                  ------------    ----------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ............         128,960             (86,252)        461,585
   Provision (benefit) for income taxes ......          59,839                  --         179,384
                                                  ------------    ----------------    ------------

NET INCOME ...................................          69,121             (86,252)        282,201
   Preferred stock dividends .................              --                  --           4,908
                                                  ------------    ----------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..........    $     69,121    $        (86,252)   $    277,293
                                                  ============    ================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                 (IN THOUSANDS)


                                                                                     APACHE
                                                      APACHE           APACHE        FINANCE         APACHE
                                                   CORPORATION     NORTH AMERICA    AUSTRALIA    FINANCE CANADA
                                                  ------------    --------------   ------------  --------------

REVENUES:
   Oil and gas production revenues ............   $    239,432    $           --   $         --   $         --
   Equity in net income of affiliates .........         66,857                --             --          3,249
   Other revenues (losses) ....................            183                --             --             --
                                                  ------------    --------------   ------------   ------------
                                                       306,472                --             --          3,249
                                                  ------------    --------------   ------------   ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ...         79,142                --             --             --
   Lease operating costs ......................         39,082                --             --             --
   Severance and other taxes ..................          6,853                --             --             --
   Administrative, selling and other ..........         12,072                --             --             --
   Financing costs, net .......................         24,208                --             --          1,799
                                                  ------------    --------------   ------------   ------------
                                                       161,357                --             --          1,799
                                                  ------------    --------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES .............        145,115                --             --          1,450
   Provision (benefit) for income taxes .......         28,119                --             --           (784)
                                                  ------------    --------------   ------------   ------------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ........................        116,996                --             --          2,234
   Cumulative effect of change in accounting
     principle, net of income tax .............         (7,539)               --             --             --
                                                  ------------    --------------   ------------   ------------

NET INCOME ....................................        109,457                --             --          2,234
   Preferred stock dividends ..................          5,264                --             --             --
                                                  ------------    --------------   ------------   ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........   $    104,193    $           --   $         --   $      2,234
                                                  ============    ==============   ============   ============


                                                     ALL OTHER
                                                   SUBSIDIARIES
                                                     OF APACHE       RECLASSIFICATIONS
                                                    CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                  ---------------    ----------------    ------------

REVENUES:
   Oil and gas production revenues ............   $       281,344    $        (74,659)   $    446,117
   Equity in net income of affiliates .........            (1,015)            (67,871)          1,220
   Other revenues (losses) ....................               671                  --             854
                                                  ---------------    ----------------    ------------
                                                          281,000            (142,530)        448,191
                                                  ---------------    ----------------    ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ...            53,007                  --         132,149
   Lease operating costs ......................            97,038             (74,659)         61,461
   Severance and other taxes ..................             2,113                  --           8,966
   Administrative, selling and other ..........             2,577                  --          14,649
   Financing costs, net .......................             2,283                  --          28,290
                                                  ---------------    ----------------    ------------
                                                          157,018             (74,659)        245,515
                                                  ---------------    ----------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES .............           123,982             (67,871)        202,676
   Provision (benefit) for income taxes .......            58,345                  --          85,680
                                                  ---------------    ----------------    ------------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ........................            65,637             (67,871)        116,996
   Cumulative effect of change in accounting
     principle, net of income tax .............            (4,831)              4,831          (7,539)
                                                  ---------------    ----------------    ------------

NET INCOME ....................................            60,806             (63,040)        109,457
   Preferred stock dividends ..................                --                  --           5,264
                                                  ---------------    ----------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........   $        60,806    $        (63,040)   $    104,193
                                                  ===============    ================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                 (IN THOUSANDS)


                                                                                          APACHE
                                                       APACHE           APACHE            FINANCE         APACHE
                                                     CORPORATION     NORTH AMERICA       AUSTRALIA     FINANCE CANADA
                                                     ------------    --------------    ------------    --------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................   $    564,946    $           --    $     (1,550)   $           (8)
                                                     ------------    --------------    ------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............       (150,819)               --              --                --
  Acquisitions ...................................             --                --              --                --
  Proceeds from sales of oil and gas properties ..         81,434                --              --                --
  Investment in subsidiaries .....................       (894,794)           (5,568)         (5,568)         (250,880)
  Other, net .....................................         (1,782)               --              --                --
                                                     ------------    --------------    ------------    --------------
NET CASH USED IN INVESTING ACTIVITIES ............       (965,961)           (5,568)         (5,568)         (250,880)
                                                     ------------    --------------    ------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net ...................        468,535                --           1,552           250,888
  Dividends paid .................................         (4,870)               --              --                --
  Common stock activity, net .....................          4,153             5,568           5,568                --
  Treasury stock activity, net ...................             98                --              --                --
  Cost of debt and equity transactions ...........           (294)               --              --                --
                                                     ------------    --------------    ------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........        467,622             5,568           7,120           250,888
                                                     ------------    --------------    ------------    --------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................   $     66,607    $           --    $          2    $           --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................          5,257                --              --                --
                                                     ------------    --------------    ------------    --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................   $     71,864    $           --    $          2    $           --
                                                     ============    ==============    ============    ==============


                                                        ALL OTHER
                                                      SUBSIDIARIES
                                                        OF APACHE       RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                     ---------------    ----------------    ------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................   $        79,157    $             --    $    642,545
                                                     ---------------    ----------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............          (128,889)                 --        (279,708)
  Acquisitions ...................................          (911,951)                 --        (911,951)
  Proceeds from sales of oil and gas properties ..            47,229                  --         128,663
  Investment in subsidiaries .....................          (256,448)          1,413,258              --
  Other, net .....................................           (37,551)                 --         (39,333)
                                                     ---------------    ----------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ............        (1,287,610)          1,413,258      (1,102,329)
                                                     ---------------    ----------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net ...................           700,239            (890,855)        530,359
  Dividends paid .................................                --                  --          (4,870)
  Common stock activity, net .....................           511,267            (522,403)          4,153
  Treasury stock activity, net ...................                --                  --              98
  Cost of debt and equity transactions ...........                --                  --            (294)
                                                     ---------------    ----------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........         1,211,506          (1,413,258)        529,446
                                                     ---------------    ----------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................   $         3,053    $             --    $     69,662

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................            31,916                  --    $     37,173
                                                     ---------------    ----------------    ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................   $        34,969                  --    $    106,835
                                                     ===============    ================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                                        APACHE
                                                         APACHE        APACHE           FINANCE           APACHE
                                                      CORPORATION   NORTH AMERICA      AUSTRALIA      FINANCE CANADA
                                                     ------------   -------------   --------------    --------------

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................   $     91,731    $         --   $        1,076    $        7,232
                                                     ------------    ------------   --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............        (91,468)             --               --                --
  Acquisitions ...................................       (119,525)             --               --                --
  Proceeds from sales of oil and gas properties ..            242              --               --                --
  Investment in subsidiaries .....................         33,519              --           (1,114)           (9,043)
  Other, net .....................................         (1,189)             --               --                --
                                                     ------------    ------------   --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES ............       (178,421)             --           (1,114)           (9,043)
                                                     ------------    ------------   --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net ...................        110,083              --               38                28
  Dividends paid .................................         (4,870)             --               --                --
  Issuance (repurchase) of preferred stock .......         (2,613)             --               --                --
  Common stock activity, net .....................          6,072              --               --             1,783
  Treasury stock activity, net ...................        (17,727)             --               --                --
  Cost of debt and equity transactions ...........             (3)             --               --                --
                                                     ------------    ------------   --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........         90,942              --               38             1,811
                                                     ------------    ------------   --------------    --------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................          4,252              --               --                --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................          1,542              --               --                --
                                                     ------------    ------------   --------------    --------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................   $      5,794    $         --   $           --    $           --
                                                     ============    ============   ==============    ==============

                                                         ALL OTHERS
                                                        SUBSIDIARIES
                                                         OF APACHE       RECLASSIFICATIONS
                                                        CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                      ---------------    -----------------   ------------

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................    $       142,203    $             --    $    242,242
                                                      ---------------    ----------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............            (77,863)                 --        (169,331)
  Acquisitions ...................................                 --                  --        (119,525)
  Proceeds from sales of oil and gas properties ..             16,510                  --          16,752
  Investment in subsidiaries .....................             (1,785)            (21,577)             --
  Other, net .....................................               (541)                 --          (1,730)
                                                      ---------------    ----------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ............            (63,679)            (21,577)       (273,834)
                                                      ---------------    ----------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net ...................            (75,320)             35,300          70,129
  Dividends paid .................................             (8,056)                 --         (12,926)
  Issuance (repurchase) of preferred stock .......                 --                  --          (2,613)
  Common stock activity, net .....................             11,940             (13,723)          6,072
  Treasury stock activity, net ...................                 --                  --         (17,727)
  Cost of debt and equity transactions ...........                 --                  --              (3)
                                                      ---------------    ----------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........            (71,436)             21,577          42,932
                                                      ---------------    ----------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................    $         7,088    $             --    $     11,340

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ............................             11,629                  --          13,171
                                                      ---------------    ----------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $        18,717    $             --    $     24,511
                                                      ===============    ================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                                        APACHE
                                                       APACHE         APACHE           FINANCE         APACHE
                      ASSETS                        CORPORATION    NORTH AMERICA      AUSTRALIA     FINANCE CANADA
                                                   ------------   --------------    --------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents ....................   $     71,864   $           --    $          2    $           --
  Receivables ..................................        211,022               --              --                --
  Inventories ..................................         13,774               --              --                --
  Advances to oil and gas ventures and others ..         22,112               --              --                --
  Oil and gas derivative instruments ...........         26,809               --              --                --
                                                   ------------   --------------    ------------    --------------
                                                        345,581               --               2                --
                                                   ------------   --------------    ------------    --------------

PROPERTY AND EQUIPMENT, NET ....................      3,646,689               --              --                --
                                                   ------------   --------------    ------------    --------------

OTHER ASSETS:
  Intercompany receivable, net .................      1,721,335               --              --          (251,056)
  Goodwill, net ................................             --               --              --                --
  Equity in affiliates .........................      1,440,496          160,081         431,794           775,341
  Oil and gas derivative instruments ...........        100,930               --              --                --
  Deferred charges and other ...................         27,972               --              --             2,633
                                                   ------------   --------------    ------------    --------------
                                                   $  7,283,003   $      160,081    $    431,796    $      526,918
                                                   ============   ==============    ============    ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .........   $     30,000   $           --    $         --    $           --
  Accounts payable .............................        111,596               --              --                --
  Other accrued expenses .......................        228,055               --           3,611             6,863
  Oil and gas derivative instruments ...........             --               --              --                --
                                                   ------------   --------------    ------------    --------------
                                                        369,651               --           3,611             6,863
                                                   ------------   --------------    ------------    --------------
LONG-TERM DEBT .................................      1,946,385               --         268,615           296,967
                                                   ------------   --------------    ------------    --------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .................................        492,833               --            (511)              (45)
  Advances from gas purchasers .................        149,559               --              --                --
  Oil and gas derivative instruments ...........        188,487               --              --                --
  Other ........................................        103,323               --              --                --
                                                   ------------   --------------    ------------    --------------
                                                        934,202               --            (511)              (45)
                                                   ------------   --------------    ------------    --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...........................      4,032,765          160,081         160,081           223,133
                                                   ------------   --------------    ------------    --------------
                                                   $  7,283,003   $      160,081    $    431,796    $      526,918
                                                   ============   ==============    ============    ==============

                                                     ALL OTHER
                                                    SUBSIDIARIES
                                                      OF APACHE       RECLASSIFICATIONS
                      ASSETS                         CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                   ---------------    -----------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents ....................   $        34,969    $             --    $    106,835
  Receivables ..................................           342,644                  --         553,666
  Inventories ..................................            58,806                  --          72,580
  Advances to oil and gas ventures and others ..            34,585                  --          56,697
  Oil and gas derivative instruments ...........                --                  --          26,809
                                                   ---------------    ----------------    ------------
                                                           471,004                  --         816,587
                                                   ---------------    ----------------    ------------

PROPERTY AND EQUIPMENT, NET ....................         4,053,820                  --       7,700,509
                                                   ---------------    ----------------    ------------

OTHER ASSETS:
  Intercompany receivable, net .................        (1,470,279)                 --              --
  Goodwill, net ................................           197,200                  --         197,200
  Equity in affiliates .........................          (823,921)         (1,983,791)             --
  Oil and gas derivative instruments ...........                --                  --         100,930
  Deferred charges and other ...................            10,463                  --          41,068
                                                   ---------------    ----------------    ------------
                                                   $     2,438,287    $     (1,983,791)   $  8,856,294
                                                   ===============    ================    ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .........   $           276    $             --    $     30,276
  Accounts payable .............................           265,922                  --         377,518
  Other accrued expenses .......................           110,773                  --         349,302
  Oil and gas derivative instruments ...........           147,340                  --         147,340
                                                   ---------------    ----------------    ------------
                                                           524,311                  --         904,436
                                                   ---------------    ----------------    ------------
LONG-TERM DEBT .................................           206,374                  --       2,718,341
                                                   ---------------    ----------------    ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .................................           268,092                  --         760,369
  Advances from gas purchasers .................                --                  --         149,559
  Oil and gas derivative instruments ...........           (22,853)                 --         165,634
  Other ........................................            21,867                  --         125,190
                                                   ---------------    ----------------    ------------
                                                           267,106                  --       1,200,752
                                                   ---------------    ----------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...........................         1,440,496          (1,983,791)      4,032,765
                                                   ---------------    ----------------    ------------
                                                   $     2,438,287    $     (1,983,791)   $  8,856,294
                                                   ===============    ================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                                         APACHE
                                                         APACHE         APACHE           FINANCE         APACHE
                      ASSETS                          CORPORATION    NORTH AMERICA      AUSTRALIA     FINANCE CANADA
                                                      ------------   --------------   ------------    --------------

CURRENT ASSETS:
  Cash and cash equivalents .......................   $      5,257   $           --   $         --    $           --
  Receivables .....................................        267,514               --             --                --
  Inventories .....................................         13,481               --             --                --
  Advances to oil and gas ventures and others .....         18,840               --             --                --
                                                      ------------   --------------   ------------    --------------
                                                           305,092               --             --                --
                                                      ------------   --------------   ------------    --------------

PROPERTY AND EQUIPMENT, NET .......................      3,643,439               --             --                --
                                                      ------------   --------------   ------------    --------------
OTHER ASSETS:
  Intercompany receivable, net ....................      1,081,360               --        269,177              (176)
  Equity in affiliates ............................      1,205,257               --             --           321,417
  Deferred charges and other ......................         26,565               --          1,870             2,656
                                                      ------------   --------------   ------------    --------------
                                                      $  6,261,713   $           --   $    271,047    $      323,897
                                                      ============   ==============   ============    ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ............   $     25,000   $           --   $         --    $           --
  Accounts payable ................................        102,766               --             --                --
  Other accrued expenses ..........................        181,968               --          2,599             1,103
                                                      ------------   --------------   ------------    --------------
                                                           309,734               --          2,599             1,103
                                                      ------------   --------------   ------------    --------------

LONG-TERM DEBT ....................................      1,482,850               --        268,448           296,959
                                                      ------------   --------------   ------------    --------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes ....................................        451,380               --             --               (57)
  Advances from gas purchasers ....................        153,106               --             --                --
  Other ...........................................        110,003               --             --                --
                                                      ------------   --------------   ------------    --------------
                                                           714,489               --             --               (57)
                                                      ------------   --------------   ------------    --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ..............................      3,754,640               --             --            25,892
                                                      ------------   --------------   ------------    --------------
                                                      $  6,261,713   $           --   $    271,047    $      323,897
                                                      ============   ==============   ============    ==============


                                                         ALL OTHER
                                                        SUBSIDIARIES
                                                         OF APACHE       RECLASSIFICATIONS
                      ASSETS                            CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                      ---------------    -----------------   ------------

CURRENT ASSETS:
  Cash and cash equivalents .......................   $        31,916    $             --    $     37,173
  Receivables .....................................           239,209                  --         506,723
  Inventories .....................................            41,283                  --          54,764
  Advances to oil and gas ventures and others .....            12,520                  --          31,360
                                                      ---------------    ----------------    ------------
                                                              324,928                  --         630,020
                                                      ---------------    ----------------    ------------

PROPERTY AND EQUIPMENT, NET .......................         3,169,023                  --       6,812,462
                                                      ---------------    ----------------    ------------
OTHER ASSETS:
  Intercompany receivable, net ....................        (1,350,361)                 --              --
  Equity in affiliates ............................          (295,525)         (1,231,149)             --
  Deferred charges and other ......................             8,377                  --          39,468
                                                      ---------------    ----------------    ------------
                                                      $     1,856,442    $     (1,231,149)   $  7,481,950
                                                      ===============    ================    ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ............   $            --    $             --    $     25,000
  Accounts payable ................................           156,354                  --         259,120
  Other accrued expenses ..........................            83,557                  --         269,227
                                                      ---------------    ----------------    ------------
                                                              239,911                  --         553,347
                                                      ---------------    ----------------    ------------

LONG-TERM DEBT ....................................           145,001                  --       2,193,258
                                                      ---------------    ----------------    ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes ....................................           248,510                  --         699,833
  Advances from gas purchasers ....................                --                  --         153,106
  Other ...........................................            17,763                  --         127,766
                                                      ---------------    ----------------    ------------
                                                              266,273                  --         980,705
                                                      ---------------    ----------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ..............................         1,205,257          (1,231,149)      3,754,640
                                                      ---------------    ----------------    ------------
                                                      $     1,856,442    $     (1,231,149)   $  7,481,950
                                                      ===============    ================    ============

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                           APACHE CORPORATION



Dated: March 21, 2002      /s/ Roger B. Plank
                           ----------------------------------------------------
                           Roger B. Plank
                           Executive Vice President and Chief Financial Officer



Dated: March 21, 2002      /s/ Thomas L. Mitchell
                           ----------------------------------------------------
                           Thomas L. Mitchell
                           Vice President and Controller
                           (Chief Accounting Officer)