Form 10-Q/A
period 2001-06-30
APACHE CORP
filed 2002-03-22
CIK 6769

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



Number of shares of Registrant's common stock, outstanding as of June 30, 2001 124,979,556

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, in order to include the following footnote number 8 to our unaudited consolidated financial statements. The footnote provides certain consolidating information for our wholly-owned subsidiaries. No restatement of the unaudited financial statements is required, or being made, nor have any of the numbers in the unaudited financial statements changed. The footnote merely sets forth some of the data used to prepare the unaudited consolidated financial statements as required by Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934.

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

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                 FOR THE QUARTER              FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                                           --------------------------    --------------------------
                                                               2001           2000           2001           2000
                                                           -----------    -----------    -----------    -----------
                                                                    (In thousands, except per common share data)


REVENUES:
    Oil and gas production revenues                        $   796,045    $   488,206    $ 1,597,643    $   934,323
    Equity in income of affiliates                                  --            310             --          1,530
    Other revenues (losses)                                      4,398         (2,103)        (2,057)        (1,249)
                                                           -----------    -----------    -----------    -----------
                                                               800,443        486,413      1,595,586        934,604
                                                           -----------    -----------    -----------    -----------
OPERATING EXPENSES:
    Depreciation, depletion and amortization                   208,652        136,338        381,182        268,487
    International impairments                                   65,000             --         65,000             --
    Lease operating costs                                      101,420         58,492        191,527        119,953
    Severance and other taxes                                   20,248         11,117         41,541         20,083
    Administrative, selling and other                           23,193         16,593         43,569         31,242
    Financing costs:
       Interest expense                                         49,254         41,615         93,966         83,183
       Amortization of deferred loan costs                         532            453          1,034          1,732
       Capitalized interest                                    (13,783)       (14,824)       (28,868)       (28,841)
       Interest income                                          (1,375)          (564)        (2,252)        (1,104)
                                                           -----------    -----------    -----------    -----------
                                                               453,141        249,220        786,699        494,735
                                                           -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                     347,302        237,193        808,887        439,869
    Provision for income taxes                                 141,557         92,961        320,941        178,641
                                                           -----------    -----------    -----------    -----------
INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE                                                    205,745        144,232        487,946        261,228
    Cumulative effect of change in accounting principle,
       net of income tax                                            --             --             --         (7,539)
                                                           -----------    -----------    -----------    -----------
NET INCOME                                                     205,745        144,232        487,946        253,689
    Preferred stock dividends                                    4,877          4,908          9,785         10,172

INCOME ATTRIBUTABLE TO COMMON STOCK                        $   200,868    $   139,324    $   478,161    $   243,517
                                                           ===========    ===========    ===========    ===========
BASIC NET INCOME PER COMMON SHARE:
    Before change in accounting principle                  $      1.60    $      1.22    $      3.84    $      2.20
    Cumulative effect of change in accounting principle             --             --             --           (.06)
                                                           -----------    -----------    -----------    -----------
                                                           $      1.60    $      1.22    $      3.84    $      2.14
                                                           ===========    ===========    ===========    ===========
DILUTED NET INCOME PER COMMON SHARE:
    Before change in accounting principle                  $      1.55    $      1.18    $      3.69    $      2.15
    Cumulative effect of change in accounting principle             --             --             --           (.07)
                                                           -----------    -----------    -----------    -----------
                                                           $      1.55    $      1.18    $      3.69    $      2.08
                                                           ===========    ===========    ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)



                                                                               FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  2001           2000
                                                                              -----------    -----------
                                                                                    (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   487,946    $   253,689
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                 381,182        268,487
         Provision for deferred income taxes                                      192,158        112,968
         International impairments                                                 65,000             --
         Cumulative effect of change in accounting principle                           --          7,539
         Other                                                                    (20,745)         3,844
   Other non-cash items                                                             3,315         (1,378)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                        30,530        (98,416)
         (Increase) decrease in advances to oil and gas ventures and other        (14,011)        (4,093)
         (Increase) decrease in deferred charges and other                         (3,025)        (3,848)
         (Increase) decrease in product inventory                                     869        (13,829)
         Increase (decrease) in payables                                          (25,658)        42,658
         Increase (decrease) in accrued expenses                                   22,394        (15,056)
         Increase (decrease) in advances from gas purchasers                       (6,558)       (13,785)
         Increase (decrease) in deferred credits and noncurrent liabilities       (23,318)         8,467
                                                                              -----------    -----------
             Net cash provided by operating activities                          1,090,079        547,247
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                           (776,450)      (425,738)
   Non-cash portion of net oil and gas property additions                          98,381         (5,799)
   Acquisition of Fletcher subsidiaries                                          (465,018)            --
   Acquisition of Repsol YPF properties                                          (446,933)      (117,322)
   Acquisition of Collins & Ware properties                                            --       (316,906)
   Proceeds from sales of oil and gas properties                                  238,715         21,224
   Other, net                                                                     (46,452)        (7,291)
                                                                              -----------    -----------
             Net cash used in investing activities                             (1,397,757)      (851,832)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                         1,531,281        537,438
   Payments on long-term debt                                                  (1,111,613)      (198,581)
   Dividends paid                                                                  (9,778)       (25,795)
   Payments to repurchase Series C Preferred Stock                                     --         (2,613)
   Common stock activity, net                                                       7,125         17,692
   Treasury stock activity, net                                                   (16,006)       (17,727)
   Cost of debt and equity transactions                                            (1,181)            (3)
                                                                              -----------    -----------
             Net cash provided by financing activities                            399,828        310,411
                                                                              -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          92,150          5,826

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     37,173         13,171
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   129,323    $    18,997
                                                                              ===========    ===========



          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)




                                                                    JUNE 30,      DECEMBER 31,
                                                                     2001            2000
                                                                 ------------    ------------
                                                                        (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $    129,323    $     37,173
   Receivables                                                        569,821         506,723
   Inventories                                                         77,452          54,764
   Advances to oil and gas ventures and other                          50,133          31,360
   Oil and gas derivative instruments                                  11,279              --
                                                                 ------------    ------------
                                                                      838,008         630,020
                                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                            10,615,417       9,423,922
      Unproved properties and properties under
         development, not being amortized                           1,064,371         977,491
   Gas gathering, transmission and processing facilities              708,570         573,621
   Other                                                              159,860         119,590
                                                                 ------------    ------------
                                                                   12,548,218      11,094,624
   Less:  Accumulated depreciation, depletion and amortization     (4,722,439)     (4,282,162)
                                                                 ------------    ------------
                                                                    7,825,779       6,812,462
                                                                 ------------    ------------
OTHER ASSETS:
   Goodwill, net                                                      198,893              --
   Oil and gas derivative instruments                                  62,799              --
   Deferred charges and other                                          39,914          39,468
                                                                 ------------    ------------
                                                                 $  8,965,393    $  7,481,950
                                                                 ============    ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2001            2000
                                                                                   -----------    -----------
                                                                                          (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                            $    63,000    $    25,000
   Oil and gas derivative instruments                                                   50,989             --
   Accounts payable                                                                    307,543        259,120
   Accrued operating expense                                                            32,020         23,893
   Accrued exploration and development                                                 242,291        143,916
   Accrued compensation and benefits                                                    19,560         34,695
   Accrued interest                                                                     34,323         25,947
   Accrued income taxes                                                                 48,478          9,123
   Other accrued expenses                                                               15,286         31,653
                                                                                   -----------    -----------
                                                                                       813,490        553,347
                                                                                   -----------    -----------
LONG-TERM DEBT                                                                       2,574,926      2,193,258
                                                                                   -----------    -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes                                                                        905,632        699,833
   Advances from gas purchasers                                                        146,548        153,106
   Oil and gas derivative instruments                                                   74,640             --
   Other                                                                               109,817        127,766
                                                                                   -----------    -----------
                                                                                     1,236,637        980,705
                                                                                   -----------    -----------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized --
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                                          98,387         98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 shares
         issued and outstanding                                                        208,207        208,207
   Common stock, $1.25 par, 215,000,000 shares authorized,
   128,315,528 and 126,500,776 shares issued, respectively                             160,394        158,126
   Paid-in capital                                                                   2,280,150      2,173,183
   Retained earnings                                                                 1,704,692      1,226,531
   Treasury stock, at cost, 3,335,972 and 2,866,028 shares,
      respectively                                                                     (94,679)       (69,562)
   Accumulated other comprehensive loss                                                (16,811)       (40,232)
                                                                                   -----------    -----------
                                                                                     4,340,340      3,754,640
                                                                                   -----------    -----------
                                                                                   $ 8,965,393    $ 7,481,950
                                                                                   ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                              SERIES B      SERIES C
                                            COMPREHENSIVE    PREFERRED     PREFERRED        COMMON        PAID-IN       RETAINED
(In thousands)                                 INCOME          STOCK          STOCK         STOCK         CAPITAL       EARNINGS
                                            -------------    ---------     ---------      -----------   -----------   -----------

BALANCE AT DECEMBER 31, 1999                                 $    98,387   $   210,490    $   145,504   $ 1,717,027   $   558,721
   Comprehensive income:
     Net income                               $   253,689             --            --             --            --       253,689
     Currency translation adjustments             (19,700)            --            --             --            --            --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $84                            (129)            --            --             --            --            --
                                              -----------
   Comprehensive income                       $   233,860
                                              ===========
   Dividends:
     Preferred                                                        --            --             --            --        (9,842)
     Common ($.07 per share)                                          --            --             --            --        (7,961)
   Common shares issued                                               --            --            751        21,990            --
   Series C Preferred Stock purchased                                 --        (2,283)            --            --          (330)
   Treasury shares purchased, net                                     --            --             --           225            --
                                                             -----------   -----------    -----------   -----------   -----------
BALANCE AT JUNE 30, 2000                                     $    98,387   $   208,207    $   146,255   $ 1,739,242   $   794,277
                                                             ===========   ===========    ===========   ===========   ===========
BALANCE AT DECEMBER 31, 2000                                 $    98,387   $   208,207    $   158,126   $ 2,173,183   $ 1,226,531
   Comprehensive income:
     Net income                               $   487,946             --            --             --            --       487,946
     Currency translation adjustments               8,284             --            --             --            --            --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $228                           (443)            --            --             --            --            --
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $13,961                                  15,580             --            --             --            --            --
                                              -----------
   Comprehensive income                       $   511,367
                                              ===========
   Preferred dividends                                                --            --             --            --        (9,785)
   Common shares issued                                               --            --          2,268       106,967            --
   Treasury shares purchased, net                                     --            --             --            --            --
                                                             -----------   -----------    -----------   -----------   -----------
BALANCE AT JUNE 30, 2001                                     $    98,387   $   208,207    $   160,394   $ 2,280,150   $ 1,704,692
                                                             ===========   ===========    ===========   ===========   ===========


                                                             ACCUMULATED
                                                                OTHER           TOTAL
                                               TREASURY     COMPREHENSIVE  SHAREHOLDERS'
(In thousands)                                  STOCK       INCOME (LOSS)      EQUITY
                                             -----------    -------------  -------------

BALANCE AT DECEMBER 31, 1999                 $   (52,256)   $    (8,446)   $ 2,669,427
   Comprehensive income:
     Net income                                       --             --        253,689
     Currency translation adjustments                 --        (19,700)       (19,700)
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $84                             --           (129)          (129)

   Comprehensive income

   Dividends:
     Preferred                                        --             --         (9,842)
     Common ($.07 per share)                          --             --         (7,961)
   Common shares issued                               --             --         22,741
   Series C Preferred Stock purchased                 --             --         (2,613)
   Treasury shares purchased, net                (17,437)            --        (17,212)
                                             -----------    -----------    -----------
BALANCE AT JUNE 30, 2000                     $   (69,693)   $   (28,275)   $ 2,888,400
                                             ===========    ===========    ===========
BALANCE AT DECEMBER 31, 2000                 $   (69,562)   $   (40,232)   $ 3,754,640
   Comprehensive income:
     Net income                                       --             --        487,946
     Currency translation adjustments                 --          8,284          8,284
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $228                            --           (443)          (443)
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $13,961                                     --         15,580         15,580

   Comprehensive income

   Preferred dividends                                --             --         (9,785)
   Common shares issued                               --             --        109,235
   Treasury shares purchased, net                (25,117)            --        (25,117)
                                             -----------    -----------    -----------
BALANCE AT JUNE 30, 2001                     $   (94,679)   $   (16,811)   $ 4,340,340
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

     The Fletcher and Repsol purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair values on the date of acquisition, as follows:


                                                        FLETCHER       REPSOL
                                                        ---------    ---------
                                                            (In thousands)

Value of properties acquired, including gathering and
  transportation facilities                             $ 571,718    $ 299,933
Goodwill                                                  107,200       90,000
Derivative instruments and fixed-price contracts         (103,486)          --
Common stock issued                                      (100,325)          --
Working capital acquired, net                              (8,202)      57,000
Deferred income tax liability                              (1,887)          --
                                                        ---------    ---------
Cash paid, net of cash acquired                         $ 465,018    $ 446,933
                                                        =========    =========


     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher, Repsol, Collins & Ware, Occidental and Phillips acquisitions occurred on January 1, 2000. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.


                                          FOR THE SIX MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                               JUNE 30, 2001              JUNE 30, 2000
                                          ------------------------   ------------------------
                                          AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                          -----------   ----------   -----------  -----------
                                                    (In thousands, except per share data)

Revenues                                   $1,595,586   $1,702,541   $  934,604   $1,389,117
Net income                                    487,946      513,523      253,689      365,238
Preferred stock dividends                       9,785        9,785       10,172       10,172
Income attributable to common stock           478,161      503,738      243,517      355,066

Net income per common share:
    Basic                                  $     3.84   $     4.02   $     2.14   $     2.85
    Diluted                                      3.69         3.86         2.08         2.76

Average common shares outstanding             124,666      125,438      113,892      124,735


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

     Apache's derivative positions break down into three general categories: advances from gas purchasers, Apache hedging activity and derivatives inherited as part of the Fletcher acquisition. The carrying values at transition and June 30, 2001 are summarized below:


                                                  TRANSITION
                                                JANUARY 1, 2001    JUNE 30, 2001
                                                ---------------   --------------
                                                          (In thousands)

Advances from Gas Purchasers:
   Derivatives -- asset                         $      121,453    $       74,078
   Embedded derivatives -- liability                  (121,453)          (74,078)

Apache Hedging Activity:
   Fixed-price swaps                            $      (30,872)   $      (21,420)
   Zero-cost collars -- time value                     (35,083)            8,758
   Zero-cost collars -- intrinsic value                (50,274)            2,224
                                                --------------    --------------
                                                $     (116,229)   $      (10,438)
                                                ==============    ==============




                                                 ACQUISITION
                                                CLOSING DATE
                                                MARCH 27, 2001     JUNE 30, 2001
                                                --------------    --------------
                                                       (In thousands)


Fletcher Acquisition:
   Derivatives                                  $      (89,401)   $      (32,540)
   Fixed-price physical contracts                      (14,085)           (8,573)
                                                --------------    --------------
                                                $     (103,486)   $      (41,113)
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

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below (in thousands):


                                                                    GROSS         AFTER-TAX
                                                                ------------    ------------

Cumulative effect of change in accounting principle             $   (116,229)   $    (71,287)


Reclassification of net realized losses into earnings                 46,937          28,834

Net change in derivative fair value                                   97,708          57,330

Ineffectiveness recognized in earnings                                 1,125             703
                                                                ------------   -------------
Accumulated other comprehensive income related
    to derivatives at June 30, 2001                             $     29,541    $     15,580
                                                                ============    ============

3.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:


                                                                          FOR THE QUARTER ENDED JUNE 30,
                                             -------------------------------------------------------------------------------------
                                                                2001                                         2000
                                             ------------------------------------------   ----------------------------------------
                                                INCOME         SHARES       PER SHARE       INCOME         SHARES       PER SHARE
                                             ------------   ------------   ------------   ------------  ------------  ------------
                                                                      (In thousands, except per share amounts)

BASIC:
   Income attributable to common stock       $    200,868        125,444   $       1.60   $    139,324       113,946  $       1.22
                                                                           ============                               ============
EFFECT OF DILUTIVE SECURITIES:
    Stock options and other                            --          1,011                            --         1,069
   Series C Preferred Stock                         3,488          5,676                         3,488         5,676
                                             ------------   ------------                  ------------  ------------
DILUTED:
   Income attributable to common stock,
     including assumed conversions           $    204,356        132,131   $       1.55   $    142,812       120,691  $       1.18
                                             ============   ============   ============   ============  ============  ============




                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                             -------------------------------------------------------------------------------------
                                                                2001                                       2000
                                             ------------------------------------------   ----------------------------------------
                                                INCOME         SHARES        PER SHARE      INCOME         SHARES       PER SHARE
                                             ------------   ------------   ------------   ------------  ------------  ------------
                                                                     (In thousands, except per share amounts)



BASIC:
   Income attributable to common stock       $    478,161        124,666   $       3.84   $    243,517       113,892  $       2.14
                                                                           ============                               ============
EFFECT OF DILUTIVE SECURITIES:
   Stock options and other                             --          1,116                            --           802
   Series C Preferred Stock                         6,976          5,676                         7,332         5,676
                                             ------------   ------------                  ------------  ------------
DILUTED:
   Income attributable to common stock,
     including assumed conversions           $    485,137        131,458   $       3.69   $    250,849       120,370  $       2.08
                                             ============   ============   ============   ============  ============  ============

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

CASH PAID FOR INTEREST AND TAXES

     The following table provides supplemental disclosure of cash flow information:



                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------
                                                 2001            2000
                                           --------------   ----------------
                                                   (In thousands)

Cash paid during the period for:
  Interest (net of amounts capitalized)      $     56,722   $     54,876
  Income taxes (net of refunds)                    89,428         64,053

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



                                                                                                         OTHER
                                           UNITED STATES      CANADA        EGYPT         AUSTRALIA   INTERNATIONAL      TOTAL
                                           -------------  -------------  -------------  ------------- -------------  -------------
                                                                               (In thousands)

FOR THE SIX MONTHS ENDED JUNE 30, 2001

Oil and Gas Production Revenues .........  $     918,732  $     333,679  $     225,558  $     119,674  $         --  $   1,597,643
                                           =============  =============  =============  =============  ===========   =============
Operating Income (Loss) (1) (2) .........  $     568,523  $     199,951  $     148,092  $      66,851  $   (65,024)  $     918,393
                                           =============  =============  =============  =============  ===========
Other Income (Expense):
   Other revenues (losses) ..............                                                                                   (2,057)

   Administrative, selling and other ....                                                                                  (43,569)
   Financing costs, net .................                                                                                  (63,880)
                                                                                                                     -------------
Income Before Income Taxes ..............                                                                            $     808,887
                                                                                                                     =============
Total Assets ............................  $   4,279,718  $   2,178,399  $   1,519,549  $     861,657  $   126,070   $   8,965,393
                                           =============  =============  =============  =============  ===========   =============

FOR THE SIX MONTHS ENDED JUNE 30, 2000

Oil and Gas Production Revenues .........  $     514,474  $     130,566  $     186,673  $     102,610  $        --   $     934,323
                                           =============  =============  =============  =============  ===========   =============
Operating Income (Loss) (1) .............  $     263,663  $      73,437  $     131,037  $      57,687  $       (24)  $     525,800
                                           =============  =============  =============  =============  ===========
Other Income (Expense):
   Equity in income of affiliates .......                                                                                    1,530
   Other revenues (losses) ..............                                                                                   (1,249)
   Administrative, selling and other ....                                                                                  (31,242)
   Financing costs, net .................                                                                                  (54,970)
                                                                                                                     -------------
Income Before Income Taxes ..............                                                                            $     439,869
                                                                                                                     =============
Total Assets ............................  $   3,404,705  $     918,520  $     923,421  $     789,751  $   166,126   $   6,202,523
                                           =============  =============  =============  =============  ===========   =============



(1) Operating income consists of oil and gas production revenues less depreciation, depletion and amortization (DD&A) expense, international impairments, lease operating costs, and severance and other taxes.

(2) During the second quarter of 2001, the Company recorded a nonrecurring $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China.

8.   SUPPLEMENTAL GUARANTOR INFORMATION

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

     Each of the companies presented in the condensed consolidating financial statements has been fully consolidated in Apache Corporation's consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto of which this note is an integral part.

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                 (IN THOUSANDS)




                                                                                          APACHE
                                                             APACHE          APACHE       FINANCE        APACHE
                                                          CORPORATION    NORTH AMERICA   AUSTRALIA    FINANCE CANADA
                                                          -----------    -------------   ---------    --------------

REVENUES:
   Oil and gas production revenues .....................  $   394,080    $          --   $      --    $           --
   Equity in net income of affiliates ..................       82,250            5,599       8,578            30,633
   Other revenues (losses) .............................       (1,031)              --          --                --
                                                          -----------    -------------   ---------    --------------
                                                              475,299            5,599       8,578            30,633
                                                          -----------    -------------   ---------    --------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ............      103,007               --          --                --
   International impairments ...........................           --               --          --                --
   Lease operating costs ...............................       53,444               --          --                --
   Severance and other taxes ...........................       14,201               --          --                --
   Administrative, selling and other ...................       20,860               --          --                --
   Financing costs, net ................................       19,574               --       4,512            10,206
                                                          -----------    -------------   ---------    --------------
                                                              211,086               --       4,512            10,206
                                                          -----------    -------------   ---------    --------------
INCOME (LOSS) BEFORE INCOME TAXES ......................      264,213            5,599       4,066            20,427
   Provision (benefit) for income taxes ................       58,468               --      (1,534)           (4,449)
                                                          -----------    -------------   ---------    --------------
NET INCOME .............................................      205,745            5,599       5,600            24,876
   Preferred stock dividends ...........................        4,877               --          --                --
                                                          -----------    -------------   ---------    --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ....................  $   200,868    $       5,599   $   5,600    $       24,876
                                                          ===========    =============   =========    ==============


                                                           ALL OTHER
                                                         SUBSIDIARIES
                                                           OF APACHE    RECLASSIFICATIONS
                                                          CORPORATION     & ELIMINATIONS   CONSOLIDATED
                                                         -------------  -----------------  ------------

REVENUES:
   Oil and gas production revenues .....................  $   530,076    $     (128,111)   $    796,045
   Equity in net income of affiliates ..................       (8,735)         (118,325)             --
   Other revenues (losses) .............................        5,429                --           4,398
                                                          -----------    --------------    ------------
                                                              526,770          (246,436)        800,443
                                                          -----------    --------------    ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ............      105,645                --         208,652
   International impairments ...........................       65,000                --          65,000
   Lease operating costs ...............................      176,087          (128,111)        101,420
   Severance and other taxes ...........................        6,047                --          20,248
   Administrative, selling and other ...................        2,333                --          23,193
   Financing costs, net ................................          336                --          34,628
                                                          -----------    --------------    ------------
                                                              355,448          (128,111)        453,141
                                                          -----------    --------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ......................      171,322          (118,325)        347,302
   Provision (benefit) for income taxes ................       89,072                --         141,557
                                                          -----------    --------------    ------------
NET INCOME .............................................       82,250          (118,325)        205,745
   Preferred stock dividends ...........................           --                --           4,877
                                                          -----------    --------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ....................  $    82,250    $     (118,325)   $    200,868
                                                          ===========    ==============    ============



                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                 (IN THOUSANDS)




                                                                                         APACHE
                                                          APACHE         APACHE          FINANCE          APACHE
                                                       CORPORATION    NORTH AMERICA     AUSTRALIA     FINANCE CANADA
                                                       -----------    -------------    -----------    --------------

REVENUES:
   Oil and gas production revenues .................   $   277,179    $          --    $        --    $           --
   Equity in net  income of affiliates .............        68,789               --             --             6,001
   Other revenues (losses) .........................        (1,002)              --             --                --
                                                       -----------    -------------    -----------    --------------
                                                           344,966               --             --             6,001
                                                       -----------    -------------    -----------    --------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ........        80,061               --             --                --
   Lease operating costs ...........................        36,495               --             --                --
   Severance and other taxes .......................         9,363               --             --                --
   Administrative, selling and other ...............        13,933               --             --                --
   Financing costs, net ............................        18,766               --             --             5,839
                                                       -----------    -------------    -----------    --------------
                                                           158,618               --             --             5,839
                                                       -----------    -------------    -----------    --------------
INCOME (LOSS) BEFORE INCOME TAXES ..................       186,348               --             --               162
   Provision (benefit) for income taxes ............        42,116               --             --            (2,546)
                                                       -----------    -------------    -----------    --------------
NET INCOME .........................................       144,232               --             --             2,708
   Preferred stock dividends .......................         4,908               --             --                --
                                                       -----------    -------------    -----------    --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ................   $   139,324    $          --    $        --    $        2,708
                                                       ===========    =============    ===========    ==============



                                                         ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                       ------------    -----------------    ------------

REVENUES:
   Oil and gas production revenues .................   $    275,928    $         (64,901)   $    488,206
   Equity in net  income of affiliates .............         (3,293)             (71,187)            310
   Other revenues (losses) .........................         (1,101)                  --          (2,103)
                                                       ------------    -----------------    ------------
                                                            271,534             (136,088)        486,413
                                                       ------------    -----------------    ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ........         56,277                   --         136,338
   Lease operating costs ...........................         86,898              (64,901)         58,492
   Severance and other taxes .......................          1,754                   --          11,117
   Administrative, selling and other ...............          2,660                   --          16,593
   Financing costs, net ............................          2,075                   --          26,680
                                                       ------------    -----------------    ------------
                                                            149,664              (64,901)        249,220
                                                       ------------    -----------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ..................        121,870              (71,187)        237,193
   Provision (benefit) for income taxes ............         53,391                   --          92,961
                                                       ------------    -----------------    ------------
NET INCOME .........................................         68,479              (71,187)        144,232
   Preferred stock dividends .......................             --                   --           4,908
                                                       ------------    -----------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ................   $     68,479    $         (71,187)   $    139,324
                                                       ============    =================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)







                                                                                         APACHE
                                                          APACHE         APACHE          FINANCE          APACHE
                                                       CORPORATION    NORTH AMERICA     AUSTRALIA     FINANCE CANADA
                                                       -----------    -------------    -----------    --------------



REVENUES:
   Oil and gas production revenues .................   $   943,985    $          --    $        --    $           --
   Equity in net  income of affiliates .............       151,371            7,646         11,618            47,397
   Other revenues (losses) .........................          (502)              --          3,078                --
                                                       -----------    -------------    -----------    --------------
                                                         1,094,854            7,646         14,696            47,397
                                                       -----------    -------------    -----------    --------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ........       205,828               --             --                --
   International impairments .......................            --               --             --                --
   Lease operating costs ...........................       110,963               --             --                --
   Severance and other taxes .......................        32,860               --             --                --
   Administrative, selling and other ...............        38,893               --             --                --
   Financing costs, net ............................        36,958               --          9,094            16,815
                                                       -----------    -------------    -----------    --------------
                                                           425,502               --          9,094            16,815
                                                       -----------    -------------    -----------    --------------
INCOME (LOSS) BEFORE INCOME TAXES ..................       669,352            7,646          5,602            30,582
   Provision (benefit) for income taxes ............       181,406               --         (2,045)           (7,331)
                                                       -----------    -------------    -----------    --------------
NET INCOME .........................................       487,946            7,646          7,647            37,913
   Preferred stock dividends .......................         9,785               --             --                --
INCOME ATTRIBUTABLE TO COMMON STOCK ................   $   478,161    $       7,646    $     7,647    $       37,913
                                                       ===========    =============    ===========    ==============




                                                          ALL OTHER
                                                        SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                        CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                        ------------    -----------------    ------------



REVENUES:
   Oil and gas production revenues .................    $    950,602    $        (296,944)   $  1,597,643
   Equity in net  income of affiliates .............         (13,455)            (204,577)             --
   Other revenues (losses) .........................          (4,633)                  --          (2,057)
                                                        ------------    -----------------    ------------
                                                             932,514             (501,521)      1,595,586
                                                        ------------    -----------------    ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ........         175,354                   --         381,182
   International impairments .......................          65,000                   --          65,000
   Lease operating costs ...........................         377,508             (296,944)        191,527
   Severance and other taxes .......................           8,681                   --          41,541
   Administrative, selling and other ...............           4,676                   --          43,569
   Financing costs, net ............................           1,013                   --          63,880
                                                        ------------    -----------------    ------------
                                                             632,232             (296,944)        786,699
                                                        ------------    -----------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ..................         300,282             (204,577)        808,887
   Provision (benefit) for income taxes ............         148,911                   --         320,941
                                                        ------------    -----------------    ------------
NET INCOME .........................................         151,371             (204,577)        487,946
   Preferred stock dividends .......................              --                   --           9,785
INCOME ATTRIBUTABLE TO COMMON STOCK ................    $    151,371    $        (204,577)   $    478,161
                                                        ============    =================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)






                                                                                         APACHE
                                                          APACHE         APACHE          FINANCE          APACHE
                                                       CORPORATION    NORTH AMERICA     AUSTRALIA     FINANCE CANADA
                                                       -----------    -------------    -----------    --------------

REVENUES:
   Oil and gas production revenues .................   $   516,611    $          --    $        --    $           --
   Equity in net  income of affiliates .............       135,646               --             --             9,250
   Other revenues (losses) .........................          (819)              --             --                --
                                                       -----------    -------------    -----------    --------------
                                                           651,438               --             --             9,250
                                                       -----------    -------------    -----------    --------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ........       159,203               --             --                --
   Lease operating costs ...........................        75,577               --             --                --
   Severance and other taxes .......................        16,216               --             --                --
   Administrative, selling and other ...............        26,005               --             --                --
   Financing costs, net ............................        42,974               --             --             7,638
                                                       -----------    -------------    -----------    --------------
                                                           319,975               --             --             7,638
                                                       -----------    -------------    -----------    --------------
INCOME (LOSS) BEFORE INCOME TAXES ..................       331,463               --             --             1,612
   Provision (benefit) for income taxes ............        70,235               --             --            (3,330)
                                                       -----------    -------------    -----------    --------------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE .............................       261,228               --             --             4,942
   Cumulative effect of change in accounting
     principle, net of income tax ..................        (7,539)              --             --                --
                                                       -----------    -------------    -----------    --------------
NET INCOME .........................................       253,689               --             --             4,942
   Preferred stock dividends .......................        10,172               --             --                --
                                                       -----------    -------------    -----------    --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ................   $   243,517    $          --    $        --    $        4,942
                                                       ===========    =============    ===========    ==============



                                                           ALL OTHER
                                                         SUBSIDIARIES
                                                          OF APACHE      RECLASSIFICATIONS
                                                         CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                         ------------    -----------------    ------------

REVENUES:
   Oil and gas production revenues .................     $    557,272    $        (139,560)   $    934,323
   Equity in net  income of affiliates .............           (4,308)            (139,058)          1,530
   Other revenues (losses) .........................             (430)                  --          (1,249)
                                                         ------------    -----------------    ------------
                                                              552,534             (278,618)        934,604
                                                         ------------    -----------------    ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ........          109,284                   --         268,487
   Lease operating costs ...........................          183,936             (139,560)        119,953
   Severance and other taxes .......................            3,867                   --          20,083
   Administrative, selling and other ...............            5,237                   --          31,242
   Financing costs, net ............................            4,358                   --          54,970
                                                         ------------    -----------------    ------------
                                                              306,682             (139,560)        494,735
                                                         ------------    -----------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ..................          245,852             (139,058)        439,869
   Provision (benefit) for income taxes ............          111,736                   --         178,641
                                                         ------------    -----------------    ------------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE .............................          134,116             (139,058)        261,228
   Cumulative effect of change in accounting
     principle, net of income tax ..................           (4,831)               4,831          (7,539)
                                                         ------------    -----------------    ------------
NET INCOME .........................................          129,285             (134,227)        253,689
   Preferred stock dividends .......................               --                   --          10,172
                                                         ------------    -----------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ................     $    129,285    $        (134,227)   $    243,517
                                                         ============    =================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)






                                                                                         APACHE
                                                          APACHE         APACHE          FINANCE          APACHE
                                                       CORPORATION    NORTH AMERICA     AUSTRALIA     FINANCE CANADA
                                                       -----------    -------------    -----------    --------------



CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .......................................   $   838,619    $          --    $    (1,550)   $          (14)
                                                       -----------    -------------    -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ..............      (372,520)              --             --                --
  Acquisitions .....................................            --               --             --                --
  Proceeds from sales of oil and gas properties ....       108,458               --             --                --
  Investment in subsidiaries .......................      (987,497)          (5,568)        (5,568)         (250,724)
  Other, net .......................................        (8,472)              --             --                --
                                                       -----------    -------------    -----------    --------------
NET CASH USED IN INVESTING ACTIVITIES ..............    (1,260,031)          (5,568)        (5,568)         (250,724)
                                                       -----------    -------------    -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net .....................       530,072               --          1,552           250,738
  Dividends paid ...................................        (9,778)              --             --                --
  Common stock activity, net .......................         7,125            5,568          5,568                --
  Treasury stock activity, net .....................       (16,006)              --             --                --
  Cost of debt and equity transactions .............        (1,181)              --             --                --
                                                       -----------    -------------    -----------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........       510,232            5,568          7,120           250,738
                                                       -----------    -------------    -----------    --------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................        88,820               --              2                --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ................................         5,257               --             --                --
                                                       -----------    -------------    -----------    --------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ....................................   $    94,077    $          --    $         2    $           --
                                                       ===========    =============    ===========    ==============



                                                          ALL OTHER
                                                        SUBSIDIARIES
                                                          OF APACHE      RECLASSIFICATIONS
                                                         CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                        ------------    -----------------    ------------



CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .......................................   $    253,024    $              --    $  1,090,079
                                                       ------------    -----------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ..............       (305,549)                  --        (678,069)
  Acquisitions .....................................       (911,951)                  --        (911,951)
  Proceeds from sales of oil and gas properties ....        130,257                   --         238,715
  Investment in subsidiaries .......................       (256,292)           1,505,649              --
  Other, net .......................................        (37,980)                  --         (46,452)
                                                       ------------    -----------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..............     (1,381,515)           1,505,649      (1,397,757)
                                                       ------------    -----------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net .....................        614,183             (976,877)        419,668
  Dividends paid ...................................             --                   --          (9,778)
  Common stock activity, net .......................        517,636             (528,772)          7,125
  Treasury stock activity, net .....................             --                   --         (16,006)
  Cost of debt and equity transactions .............             --                   --          (1,181)
                                                       ------------    -----------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      1,131,819           (1,505,649)        399,828
                                                       ------------    -----------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................          3,328                   --          92,150

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ................................         31,916                   --          37,173
                                                       ------------    -----------------    ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ....................................   $     35,244    $              --    $    129,323
                                                       ============    =================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)




                                                                                         APACHE
                                                          APACHE         APACHE          FINANCE          APACHE
                                                       CORPORATION    NORTH AMERICA     AUSTRALIA     FINANCE CANADA
                                                       -----------    -------------    -----------    --------------

CASH PROVIDED BY (USED IN) OPERATING

  ACTIVITIES .......................................   $   272,141    $          --    $       127    $        1,271
                                                       -----------    -------------    -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ..............      (248,899)              --             --                --
  Acquisitions .....................................      (434,228)              --             --                --
  Proceeds from sales of oil and gas properties ....         4,045               --             --                --
  Investment in subsidiaries .......................         9,620               --           (204)          (14,976)
  Other, net .......................................        (3,132)              --             --                --
                                                       -----------    -------------    -----------    --------------
NET CASH USED IN INVESTING ACTIVITIES ..............      (672,594)              --           (204)          (14,976)
                                                       -----------    -------------    -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net .....................       429,466               --             77               167
  Dividends paid ...................................       (25,795)              --             --                --
  Issuance (repurchase) of preferred stock .........        (2,613)              --             --                --
  Common stock activity, net .......................        17,692               --             --            13,538
  Treasury stock activity, net .....................       (17,727)              --             --                --
  Cost of debt and equity transactions .............            (3)              --             --                --
                                                       -----------    -------------    -----------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........       401,020               --             77            13,705
                                                       -----------    -------------    -----------    --------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................           567               --             --                --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ................................         1,542               --             --                --
                                                       -----------    -------------    -----------    --------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ....................................   $     2,109    $          --    $        --    $           --
                                                       ===========    =============    ===========    ==============




                                                         ALL OTHER
                                                       SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                        CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                        ------------    -----------------    ------------

CASH PROVIDED BY (USED IN) OPERATING

  ACTIVITIES .......................................    $    273,708    $              --    $    547,247
                                                        ------------    -----------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ..............        (182,638)                  --        (431,537)
  Acquisitions .....................................              --                   --        (434,228)
  Proceeds from sales of oil and gas properties ....          17,179                   --          21,224
  Investment in subsidiaries .......................         (13,693)              19,253              --
  Other, net .......................................          (4,159)                  --          (7,291)
                                                        ------------    -----------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..............        (183,311)              19,253        (851,832)
                                                        ------------    -----------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net .....................        (102,101)              11,248         338,857
  Dividends paid ...................................              --                   --         (25,795)
  Issuance (repurchase) of preferred stock .........              --                   --          (2,613)
  Common stock activity, net .......................          16,963              (30,501)         17,692
  Treasury stock activity, net .....................              --                   --         (17,727)
  Cost of debt and equity transactions .............              --                   --              (3)
                                                        ------------    -----------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........         (85,138)             (19,253)        310,411
                                                        ------------    -----------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................           5,259                   --           5,826

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ................................          11,629                   --          13,171
                                                        ------------    -----------------    ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ....................................    $     16,888    $              --    $     18,997
                                                        ============    =================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                 (IN THOUSANDS)







                                                                                         APACHE
                                                          APACHE         APACHE          FINANCE          APACHE
                                                       CORPORATION    NORTH AMERICA     AUSTRALIA     FINANCE CANADA
                                                       -----------    -------------    -----------    --------------



                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................   $    94,077    $          --    $         2    $           --
  Receivables ......................................       180,769               --             --                --
  Inventories ......................................        14,770               --             --                --
  Advances to oil and gas ventures and others ......        20,605               --             --                --
  Oil and gas derivative instruments ...............        11,279               --             --                --
                                                       -----------    -------------    -----------    --------------
                                                           321,500               --              2                --
                                                       -----------    -------------    -----------    --------------
PROPERTY AND EQUIPMENT, NET ........................     3,791,242               --             --                --

OTHER ASSETS:
  Intercompany receivable, net .....................     1,807,513               --             --          (250,900)
  Goodwill, net ....................................            --               --             --                --
  Equity in affiliates .............................     1,649,528          171,177        440,343         1,067,558
  Oil and gas derivative instruments ...............        62,799               --             --                --
  Deferred charges and other .......................        29,137               --             --             2,610
                                                       -----------    -------------    -----------    --------------
                                                       $ 7,661,719    $     171,177    $   440,345    $      819,268
                                                       ===========    =============    ===========    ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .............   $    63,000    $          --    $        --    $           --
  Accounts payable .................................       102,828               --             --                --
  Other accrued expenses ...........................       280,998               --          2,599             1,132
  Oil and gas derivative instruments ...............            --               --             --                --
                                                       -----------    -------------    -----------    --------------
                                                           446,826               --          2,599             1,132
                                                       -----------    -------------    -----------    --------------
LONG-TERM DEBT .....................................     1,974,922               --        268,615           296,973
                                                       -----------    -------------    -----------    --------------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .....................................       567,071               --         (2,046)              (35)
  Advances from gas purchasers .....................       146,548               --             --                --
  Oil and gas derivative instruments ...............        93,312               --             --                --
  Other ............................................        92,700               --             --                --
                                                       -----------    -------------    -----------    --------------
                                                           899,631               --         (2,046)              (35)
                                                       -----------    -------------    -----------    --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY ...............................     4,340,340          171,177        171,177           521,198
                                                       -----------    -------------    -----------    --------------
                                                       $ 7,661,719    $     171,177    $   440,345    $      819,268
                                                       ===========    =============    ===========    ==============




                                                           ALL OTHER
                                                         SUBSIDIARIES
                                                          OF APACHE      RECLASSIFICATIONS
                                                         CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                         ------------    -----------------    ------------



                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................     $     35,244    $              --    $    129,323
  Receivables ......................................          389,052                   --         569,821
  Inventories ......................................           62,682                   --          77,452
  Advances to oil and gas ventures and others ......           29,528                   --          50,133
  Oil and gas derivative instruments ...............               --                   --          11,279
                                                         ------------    -----------------    ------------
                                                              516,506                   --         838,008
                                                         ------------    -----------------    ------------
PROPERTY AND EQUIPMENT, NET ........................        4,034,537                   --       7,825,779

OTHER ASSETS:
  Intercompany receivable, net .....................       (1,556,613)                  --              --
  Goodwill, net ....................................          198,893                   --         198,893
  Equity in affiliates .............................         (815,526)          (2,513,080)             --
  Oil and gas derivative instruments ...............               --                   --          62,799
  Deferred charges and other .......................            8,167                   --          39,914
                                                         ------------    -----------------    ------------
                                                         $  2,385,964    $      (2,513,080)   $  8,965,393
                                                         ============    =================    ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .............     $         --    $              --    $     63,000
  Accounts payable .................................          204,715                   --         307,543
  Other accrued expenses ...........................          107,229                   --         391,958
  Oil and gas derivative instruments ...............           50,989                   --          50,989
                                                         ------------    -----------------    ------------
                                                              362,933                   --         813,490
                                                         ------------    -----------------    ------------
LONG-TERM DEBT .....................................           34,416                   --       2,574,926
                                                         ------------    -----------------    ------------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .....................................          340,642                   --         905,632
  Advances from gas purchasers .....................               --                   --         146,548
  Oil and gas derivative instruments ...............          (18,672)                  --          74,640
  Other ............................................           17,117                   --         109,817
                                                         ------------    -----------------    ------------
                                                              339,087                   --       1,236,637
                                                         ------------    -----------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY ...............................        1,649,528           (2,513,080)      4,340,340
                                                         ------------    -----------------    ------------
                                                         $  2,385,964    $      (2,513,080)   $  8,965,393
                                                         ============    =================    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)




                                                                                         APACHE
                                                          APACHE         APACHE          FINANCE          APACHE
                                                       CORPORATION    NORTH AMERICA     AUSTRALIA     FINANCE CANADA
                                                       -----------    -------------    -----------    --------------

                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................   $     5,257    $          --    $        --    $           --
  Receivables ......................................       267,514               --             --                --
  Inventories ......................................        13,481               --             --                --
  Advances to oil and gas ventures and others ......        18,840               --             --                --
                                                       -----------    -------------    -----------    --------------
                                                           305,092               --             --                --
                                                       -----------    -------------    -----------    --------------
PROPERTY AND EQUIPMENT, NET ........................     3,643,439               --             --                --
                                                       -----------    -------------    -----------    --------------
OTHER ASSETS:
  Intercompany receivable, net .....................     1,081,360               --        269,177              (176)
  Equity in affiliates .............................     1,205,257               --             --           321,417
  Deferred charges and other .......................        26,565               --          1,870             2,656
                                                       -----------    -------------    -----------    --------------
                                                       $ 6,261,713    $          --    $   271,047    $      323,897
                                                       ===========    =============    ===========    ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .............   $    25,000    $          --    $        --    $           --
  Accounts payable .................................       102,766               --             --                --
  Other accrued expenses ...........................       181,968               --          2,599             1,103
                                                       -----------    -------------    -----------    --------------
                                                           309,734               --          2,599             1,103
                                                       -----------    -------------    -----------    --------------
LONG-TERM DEBT .....................................     1,482,850               --        268,448           296,959
                                                       -----------    -------------    -----------    --------------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .....................................       451,380               --             --               (57)
  Advances from gas purchasers .....................       153,106               --             --                --
  Other ............................................       110,003               --             --                --
                                                       -----------    -------------    -----------    --------------
                                                           714,489               --             --               (57)
                                                       -----------    -------------    -----------    --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY ...............................     3,754,640               --             --            25,892
                                                       -----------    -------------    -----------    --------------
                                                       $ 6,261,713    $          --    $   271,047    $      323,897
                                                       ===========    =============    ===========    ==============




                                                         ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                       ------------    -----------------    ------------

                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................   $     31,916    $              --    $     37,173
  Receivables ......................................        239,209                   --         506,723
  Inventories ......................................         41,283                   --          54,764
  Advances to oil and gas ventures and others ......         12,520                   --          31,360
                                                       ------------    -----------------    ------------
                                                            324,928                   --         630,020
                                                       ------------    -----------------    ------------
PROPERTY AND EQUIPMENT, NET ........................      3,169,023                   --       6,812,462
                                                       ------------    -----------------    ------------
OTHER ASSETS:
  Intercompany receivable, net .....................     (1,350,361)                  --              --
  Equity in affiliates .............................       (295,525)          (1,231,149)             --
  Deferred charges and other .......................          8,377                   --          39,468
                                                       ------------    -----------------    ------------
                                                       $  1,856,442    $      (1,231,149)   $  7,481,950
                                                       ============    =================    ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .............   $         --    $              --    $     25,000
  Accounts payable .................................        156,354                   --         259,120
  Other accrued expenses ...........................         83,557                   --         269,227
                                                       ------------    -----------------    ------------
                                                            239,911                   --         553,347
                                                       ------------    -----------------    ------------
LONG-TERM DEBT .....................................        145,001                   --       2,193,258
                                                       ------------    -----------------    ------------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .....................................        248,510                   --         699,833
  Advances from gas purchasers .....................             --                   --         153,106
  Other ............................................         17,763                   --         127,766
                                                       ------------    -----------------    ------------
                                                            266,273                   --         980,705
                                                       ------------    -----------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY ...............................      1,205,257           (1,231,149)      3,754,640
                                                       ------------    -----------------    ------------
                                                       $  1,856,442    $      (1,231,149)   $  7,481,950
                                                       ============    =================    ============

                                       20

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                      APACHE CORPORATION



Dated:    March 21, 2002              /s/ Roger B. Plank
                                      -----------------------------------------
                                      Roger B. Plank
                                      Executive Vice President and Chief
                                        Financial Officer



Dated:    March 21, 2002              /s/ Thomas L. Mitchell
                                      -----------------------------------------
                                      Thomas L. Mitchell
                                      Vice President and Controller
                                      (Chief Accounting Officer)