Form 10-Q/A
period 2001-09-30
APACHE CORP
filed 2002-03-22
CIK 6769

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


                          Commission File Number 1-4300


                               APACHE CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                                41-0747868
--------------------------------                          ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                            77056-4400
------------------------------------                           ------------
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

                            YES [X]           NO [ ]



Number of shares of Registrant's common stock,
outstanding as of September 30, 2001.................................124,627,521

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, in order to include the following footnote number 10 to our unaudited consolidated financial statements. The footnote provides certain consolidating information for our wholly-owned subsidiaries. No restatement of the unaudited financial statements is required, or being made, nor have any of the numbers in the unaudited financial statements changed. The footnote merely sets forth some of the data used to prepare the unaudited consolidated financial statements as required by Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE QUARTER             FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                           --------------------------    --------------------------
                                                              2001           2000           2001           2000
                                                           -----------    -----------    -----------    -----------
                                                                 (In thousands, except per common share data)
REVENUES:
    Oil and gas production revenues                        $   658,995    $   623,543    $ 2,256,638    $ 1,557,866
    Equity in income of affiliates                                  --           (446)            --          1,084
    Other revenues (losses)                                     (6,571)        (4,584)        (8,628)        (5,833)
                                                           -----------    -----------    -----------    -----------

                                                               652,424        618,513      2,248,010      1,553,117
                                                           -----------    -----------    -----------    -----------

OPERATING EXPENSES:
    Depreciation, depletion and amortization                   217,021        153,905        598,203        422,392
    International impairments                                       --             --         65,000             --
    Lease operating costs                                      103,301         66,510        294,828        186,463
    Severance and other taxes                                   16,656         16,021         58,197         36,104
    Administrative, selling and other                           22,794         18,089         66,363         49,331
    Financing costs:
       Interest expense                                         44,140         43,775        138,106        126,958
       Amortization of deferred loan costs                       1,089            487          2,123          2,219
       Capitalized interest                                    (15,520)       (16,011)       (44,388)       (44,852)
       Interest income                                          (1,988)          (551)        (4,240)        (1,655)
                                                           -----------    -----------    -----------    -----------

                                                               387,493        282,225      1,174,192        776,960
                                                           -----------    -----------    -----------    -----------

Minority interest                                                3,189             --          3,189             --
                                                           -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                     261,742        336,288      1,070,629        776,157
    Provision for income taxes                                 104,909        134,040        425,850        312,681
                                                           -----------    -----------    -----------    -----------

INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE                                                    156,833        202,248        644,779        463,476
    Cumulative effect of change in accounting principle,
       net of income tax                                            --             --             --         (7,539)
                                                           -----------    -----------    -----------    -----------

NET INCOME                                                     156,833        202,248        644,779        455,937
    Preferred stock dividends                                    4,908          4,908         14,693         15,080
                                                           -----------    -----------    -----------    -----------

INCOME ATTRIBUTABLE TO COMMON STOCK                        $   151,925    $   197,340    $   630,086    $   440,857
                                                           ===========    ===========    ===========    ===========

BASIC NET INCOME PER COMMON SHARE:
    Before change in accounting principle                  $      1.22    $      1.64    $      5.05    $      3.87
    Cumulative effect of change in accounting principle             --             --             --           (.07)
                                                           -----------    -----------    -----------    -----------

                                                           $      1.22    $      1.64    $      5.05    $      3.80
                                                           ===========    ===========    ===========    ===========

DILUTED NET INCOME PER COMMON SHARE:
    Before change in accounting principle                  $      1.19    $      1.58    $      4.88    $      3.74
    Cumulative effect of change in accounting principle             --             --             --           (.06)
                                                           -----------    -----------    -----------    -----------

                                                           $      1.19    $      1.58    $      4.88    $      3.68
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              --------------------------
                                                                                 2001           2000
                                                                              -----------    -----------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   644,779    $   455,937
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                 598,203        422,392
         Provision for deferred income taxes                                      277,234        202,783
         International impairments                                                 65,000             --
         Cumulative effect of change in accounting principle                           --          7,539
         Other                                                                    (45,339)         6,562
   Other non-cash items                                                                --         (1,087)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables                                       162,703       (157,081)
         (Increase) decrease in advances to oil and gas ventures and other        (40,789)        (1,856)
         (Increase) decrease in deferred charges and other                         (5,562)        (5,139)
         (Increase) decrease in product inventory                                   1,061        (17,290)
         Increase (decrease) in payables                                          (57,587)        55,842
         Increase (decrease) in accrued expenses                                   (4,671)        18,260
         Increase (decrease) in advances from gas purchasers                       (9,336)       (20,293)
         Increase (decrease) in deferred credits and noncurrent liabilities       (36,217)        (5,448)
                                                                              -----------    -----------

             Net cash provided by operating activities                          1,549,479        961,121
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                         (1,175,892)      (679,338)
   Non-cash portion of net oil and gas property additions                          40,053         10,586
   Acquisition of Fletcher subsidiaries                                          (465,018)            --
   Acquisition of Repsol properties                                              (446,933)      (119,278)
   Acquisition of Collins & Ware properties                                            --       (320,049)
   Acquisition of Occidental properties                                           (11,000)      (332,020)
   Proceeds from sales of oil and gas properties                                  233,281         20,124
   Purchase of U.S. Government Agency Notes                                      (116,737)            --
   Other, net                                                                     (58,530)       (10,834)
                                                                              -----------    -----------

             Net cash used in investing activities                             (2,000,776)    (1,430,809)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                         2,278,414        619,849
   Payments on long-term debt                                                  (2,185,160)      (541,706)
   Dividends paid                                                                 (14,686)       (30,741)
   Payments to repurchase Series C Preferred Stock                                     --         (2,613)
   Common stock activity, net                                                       7,404        457,475
   Treasury stock activity, net                                                   (43,003)       (17,727)
   Cost of debt and equity transactions                                            (1,648)          (739)
   Proceeds from minority interest, net of issuance cost                          440,654             --
                                                                              -----------    -----------

             Net cash provided by financing activities                            481,975        483,798
                                                                              -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          30,678         14,110

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     37,173         13,171
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    67,851    $    27,281
                                                                              ===========    ===========

       The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2001            2000
                                                                 ------------    ------------
                                                                         (In thousands)
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $     67,851    $     37,173
   Receivables                                                        436,605         506,723
   Inventories                                                         86,596          54,764
   Advances to oil and gas ventures and other                          76,582          31,360
   Oil and gas derivative instruments                                  37,045              --
                                                                 ------------    ------------

                                                                      704,679         630,020
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties                                            11,073,940       9,423,922
      Unproved properties and properties under
         development, not being amortized                             929,576         977,491
   Gas gathering, transmission and processing facilities              705,636         573,621
   Other                                                              161,638         119,590
                                                                 ------------    ------------

                                                                   12,870,790      11,094,624
   Less:  Accumulated depreciation, depletion and amortization     (4,919,679)     (4,282,162)
                                                                 ------------    ------------

                                                                    7,951,111       6,812,462
                                                                 ------------    ------------
OTHER ASSETS:
   Goodwill, net                                                      192,155              --
   Long-term investments                                              116,312              --
   Oil and gas derivative instruments                                  62,791              --
   Deferred charges and other                                          39,687          39,468
                                                                 ------------    ------------

                                                                 $  9,066,735    $  7,481,950
                                                                 ============    ============


       The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      2001             2000
                                                                                  -------------    -------------
                                                                                         (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                           $          --    $      25,000
   Oil and gas derivative instruments                                                    22,003               --
   Accounts payable                                                                     289,843          259,120
   Accrued operating expense                                                             32,397           23,893
   Accrued exploration and development                                                  182,642          143,916
   Accrued compensation and benefits                                                     25,896           34,695
   Accrued interest                                                                      39,164           25,947
   Accrued income taxes                                                                   7,743            9,123
   Other accrued expenses                                                                16,777           31,653
                                                                                  -------------    -------------

                                                                                        616,465          553,347
                                                                                  -------------    -------------

LONG-TERM DEBT                                                                        2,311,512        2,193,258
                                                                                  -------------    -------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes                                                                         986,494          699,833
   Advances from gas purchasers                                                         143,770          153,106
   Oil and gas derivative instruments                                                    65,435               --
   Other                                                                                104,192          127,766
                                                                                  -------------    -------------

                                                                                      1,299,891          980,705
                                                                                  -------------    -------------

MINORITY INTEREST                                                                       440,665               --
                                                                                  -------------    -------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding                                           98,387           98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 shares
         issued and outstanding                                                         208,207          208,207
   Common stock, $1.25 par, 215,000,000 shares authorized,
      128,328,059 and 126,500,776 shares issued, respectively                           160,410          158,126
   Paid-in capital                                                                    2,825,998        2,173,183
   Retained earnings                                                                  1,276,673        1,226,531
   Treasury stock, at cost, 3,700,538 and 2,866,028 shares,
      respectively                                                                     (111,938)         (69,562)
   Accumulated other comprehensive loss                                                 (59,535)         (40,232)
                                                                                  -------------    -------------

                                                                                      4,398,202        3,754,640
                                                                                  -------------    -------------

                                                                                  $   9,066,735    $   7,481,950
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                               SERIES B       SERIES C
                                              COMPREHENSIVE    PREFERRED      PREFERRED      COMMON        PAID-IN      RETAINED
(In thousands)                                   INCOME          STOCK          STOCK         STOCK        CAPITAL      EARNINGS
                                              -------------  -------------  ------------   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 1999                                 $    98,387    $   210,490    $   145,504   $ 1,717,027   $   558,721
   Comprehensive income:
     Net income                               $   455,937             --             --             --            --       455,937
     Currency translation adjustments             (35,344)            --             --             --            --            --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $174                           (304)            --             --             --            --            --
                                              -----------
   Comprehensive income                       $   420,289
                                              ===========
   Cash dividends:
     Preferred                                                        --             --             --            --       (14,750)
     Common ($.21 per share)                                          --             --             --            --       (25,252)
   Common shares issued                                               --             --         12,468       443,889            --
   Series C Preferred Stock purchased                                 --         (2,283)            --            --          (330)
   Treasury shares purchased, net                                     --             --             --           414            --
                                                             -----------    -----------    -----------   -----------   -----------

BALANCE AT SEPTEMBER 30, 2000                                $    98,387    $   208,207    $   157,972   $ 2,161,330   $   974,326
                                                             ===========    ===========    ===========   ===========   ===========

BALANCE AT DECEMBER 31, 2000                                 $    98,387    $   208,207    $   158,126   $ 2,173,183   $ 1,226,531
   Comprehensive income:
     Net income                               $   644,779             --             --             --            --       644,779
     Currency translation adjustments             (60,681)            --             --             --            --            --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $278                           (539)            --             --             --            --            --
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $30,115                                  41,917             --             --             --            --            --
                                              -----------
   Comprehensive income                       $   625,476
                                              ===========
   Cash dividends:
     Preferred                                                        --             --             --            --       (14,693)
     Common ($.28 per share)                                          --             --             --            --       (34,894)
   Ten percent common stock dividend                                  --             --             --       545,050      (545,050)
   Common shares issued                                               --             --          2,284       106,554            --
   Treasury shares purchased, net                                     --             --             --         1,211            --
                                                             -----------    -----------    -----------   -----------   -----------

BALANCE AT SEPTEMBER 30, 2001                                $    98,387    $   208,207    $   160,410   $ 2,825,998   $ 1,276,673
                                                             ===========    ===========    ===========   ===========   ===========
                                                             ACCUMULATED
                                                                OTHER           TOTAL
                                                TREASURY    COMPREHENSIVE   SHAREHOLDERS'
(In thousands)                                   STOCK      INCOME (LOSS)       EQUITY
                                               -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1999                   $   (52,256)   $    (8,446)   $ 2,669,427
   Comprehensive income:
     Net income                                         --             --        455,937
     Currency translation adjustments                   --        (35,344)       (35,344)
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $174                              --           (304)         (304)

   Comprehensive income

   Cash dividends:
     Preferred                                          --             --        (14,750)
     Common ($.21 per share)                            --             --        (25,252)
   Common shares issued                                 --             --        456,357
   Series C Preferred Stock purchased                   --             --         (2,613)
   Treasury shares purchased, net                  (17,309)            --        (16,895)
                                               -----------    -----------    -----------

BALANCE AT SEPTEMBER 30, 2000                  $   (69,565)   $   (44,094)   $ 3,486,563
                                               ===========    ===========    ===========

BALANCE AT DECEMBER 31, 2000                   $   (69,562)   $   (40,232)   $ 3,754,640
   Comprehensive income:
     Net income                                         --             --        644,779
     Currency translation adjustments                   --        (60,681)       (60,681)
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $278                              --           (539)          (539)
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $30,115                                       --         41,917         41,917

   Comprehensive income

   Cash dividends:
     Preferred                                          --             --        (14,693)
     Common ($.28 per share)                            --             --        (34,894)
   Ten percent common stock dividend                    --             --             --
   Common shares issued                                 --             --        108,838
   Treasury shares purchased, net                  (42,376)            --        (41,165)
                                               -----------    -----------    -----------

BALANCE AT SEPTEMBER 30, 2001                  $  (111,938)   $   (59,535)   $ 4,398,202
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

     Apache's derivative positions break down into three general categories: advances from gas purchasers, Apache hedging activity and derivatives inherited as part of the Fletcher and August 23, 2001 acquisitions. The carrying values at transition and September 30, 2001 are summarized below:

                                                                   TRANSITION           SEPTEMBER 30,
                                                                JANUARY 1, 2001              2001
                                                                ---------------         --------------
                                                                            (In thousands)
Advances from Gas Purchasers:
   Derivatives - asset                                          $      121,453          $       53,165
   Embedded derivatives - liability                                   (121,453)                (53,165)

Apache Hedging Activity:
   Fixed-price swaps                                            $      (30,872)         $      (11,548)
   Zero-cost collars - time value                                      (35,083)                 23,884
   Zero-cost collars - intrinsic value                                 (50,274)                 22,787
                                                                --------------          --------------
                                                                $     (116,229)         $       35,123
                                                                ==============          ==============

                                                                 ACQUISITION
                                                                 CLOSING DATE           SEPTEMBER 30,
                                                                MARCH 27, 2001              2001
                                                                --------------          --------------
                                                                             (In thousands)
Fletcher Acquisition:
   Derivatives                                                  $      (89,401)         $      (16,096)
   Fixed-price physical contracts                                      (14,085)                 (2,109)
                                                                --------------          --------------

                                                                $     (103,486)         $      (18,205)
                                                                ==============          ==============

                                                                 ACQUISITION
                                                                 CLOSING DATE            SEPTEMBER 30,
                                                                AUGUST 23 ,2001              2001
                                                                ---------------         --------------
                                                                             (In thousands)
August 23, 2001 Acquisition:
   Derivatives                                                  $       (9,156)         $       (4,520)
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

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below:

                                                                             GROSS             AFTER-TAX
                                                                          ------------        ------------
                                                                                    (In thousands)
Cumulative effect of change in accounting principle                       $   (116,229)       $    (71,286)

Reclassification of net realized losses into earnings                           70,288              42,304

Net change in derivative fair value                                            117,973              70,899
                                                                          ------------        ------------
Accumulated other comprehensive income related
    to derivatives at September 30, 2001                                  $     72,032        $     41,917
                                                                          ============        ============

     In early November 2001, due to credit issues surrounding the derivative market, Apache began to close out substantially all of its hedging positions. The Company does not expect to recognize a material gain or loss from the expected proceeds received in connection with termination of these positions.

3.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------
                                                           2001                                  2000
                                           ----------------------------------    -----------------------------------
                                            INCOME        SHARES    PER SHARE     INCOME        SHARES     PER SHARE
                                           ---------      -------   ---------    ---------      -------    ---------
                                                            (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock     $ 151,925      124,719   $    1.22    $ 197,340      120,197    $    1.64
                                                                    =========                              =========

EFFECT OF DILUTIVE SECURITIES:
   Stock options and other                        --          721                       --
                                                                                                  1,221
   Series C Preferred Stock                    3,488        5,676                    3,488        5,676
                                           ---------      -------                ---------      -------

DILUTED:
   Income attributable to common stock,
     including assumed conversions         $ 155,413      131,116   $    1.19    $ 200,828      127,094    $    1.58
                                           =========      =======   =========    =========      =======    =========


                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------
                                                           2001                                  2000
                                           ----------------------------------    -----------------------------------
                                            INCOME        SHARES    PER SHARE     INCOME        SHARES     PER SHARE
                                           ---------      -------   ---------    ---------      -------    ---------
                                                            (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock     $ 630,086      124,684   $    5.05    $ 440,857      116,009    $    3.80
                                                                    =========                              =========

EFFECT OF DILUTIVE SECURITIES:
   Stock options and other                        --          981                       --          943
   Series C Preferred Stock                   10,464        5,676                   10,820        5,676
                                           ---------      -------                ---------      -------

DILUTED:
   Income attributable to common stock,
     including assumed conversions         $ 640,550      131,341   $    4.88    $ 451,677      122,628    $    3.68
                                           =========      =======   =========    =========      =======    =========

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

                   FOR THE QUARTER ENDED     FOR THE NINE MONTHS ENDED    FOR THE QUARTER ENDED     FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 2001          SEPTEMBER 30, 2001         SEPTEMBER 30, 2000          SEPTEMBER 30, 2000
                 -------------------------   -------------------------   -------------------------   -------------------------
                 AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                 -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                                     (In thousands, except per share data)
Weighted
  average
  shares
  outstanding:
    Basic            124,719       137,190       124,684       137,152       120,197       132,217       116,009       127,610
    Diluted          131,116       144,228       131,341       144,475       127,094       139,804       122,628       134,890

Net income per
 common share:
    Basic        $      1.22   $      1.11   $      5.05   $      4.59   $      1.64   $      1.49   $      3.80   $      3.45
    Diluted             1.19          1.08          4.88          4.43          1.58          1.44          3.68          3.35

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

                                                                                               OTHER
                                     UNITED STATES   CANADA        EGYPT       AUSTRALIA    INTERNATIONAL     TOTAL
                                      -----------  -----------   -----------  -----------   -------------   ----------
                                                                      (In thousands)
FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2001

Oil and Gas Production Revenues...... $ 1,211,714  $   492,050   $   357,786  $   195,088     $       --   $2,256,638
                                      ===========  ===========   ===========  ===========     ==========   ==========

Operating Income (Loss) (1) (2)...... $   689,412  $   279,710   $   230,351  $   105,968     $  (65,031)  $1,240,410
                                      ===========  ===========   ===========  ===========     ==========

Other Income (Expense):
   Other revenues (losses)...........                                                                          (8,628)
   Administrative, selling and other.                                                                         (66,363)
   Minority interest.................                                                                          (3,189)
   Financing costs, net..............                                                                         (91,601)
                                                                                                           ----------
Income Before Income Taxes...........                                                                      $1,070,629
                                                                                                           ==========

Total Assets......................... $ 4,372,952  $ 2,183,618   $ 1,505,507  $   878,381     $  126,277   $9,066,735
                                      ===========  ===========   ===========  ===========     ==========   ==========

FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2000

Oil and Gas Production Revenues...... $   893,563  $   217,611   $   277,646  $   169,046     $       --   $1,557,866
                                      ===========  ===========   ===========  ===========     ==========   ==========

Operating Income (Loss) (1).......... $   490,044  $   128,846   $   195,042  $    99,011     $      (36)  $  912,907
                                      ===========  ===========   ===========  ===========     ==========

Other Income (Expense):
   Equity in income of affiliates....                                                                           1,084
   Other revenues (losses)...........                                                                          (5,833)
   Administrative, selling and other.                                                                         (49,331)
   Financing costs, net..............                                                                         (82,670)
                                                                                                           ----------
Income Before Income Taxes...........                                                                      $  776,157
                                                                                                           ==========

Total Assets......................... $ 3,848,036  $   923,975   $   956,424  $   833,427     $  170,697   $6,732,559
                                      ===========  ===========   ===========  ===========     ==========   ==========

(1) Operating income consists of oil and gas production revenues less depreciation, depletion and amortization (DD&A) expense, international impairments, lease operating costs, and severance and other taxes.

(2) During the second quarter of 2001, the Company recorded a nonrecurring $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China.

10.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                                             APACHE
                                                    APACHE              APACHE               FINANCE             APACHE
                                                  CORPORATION        NORTH AMERICA          AUSTRALIA         FINANCE CANADA
                                               -----------------    -----------------   -----------------    -----------------
REVENUES:
   Oil and gas production revenues...........  $         248,788    $              --   $              --    $              --
   Equity in net income of affiliates........             99,285                5,761               8,738               23,454
   Other revenues (losses)...................             (1,424)                  --                  --                   --
                                               -----------------    -----------------   -----------------    -----------------
                                                         346,649                5,761               8,738               23,454
                                               -----------------    -----------------   -----------------    -----------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization..             68,481                   --                  --                   --
   Lease operating costs.....................             49,845                   --                  --                   --
   Severance and other taxes.................             10,392                   --                  --                   --
   Administrative, selling and other.........             21,207                   --                  --                   --
   Financing costs, net......................             16,706                   --               4,513               10,302
                                               -----------------    -----------------   -----------------    -----------------
                                                         166,631                   --               4,513               10,302
                                               -----------------    -----------------   -----------------    -----------------

PREFERRED INTERESTS OF SUBSIDIARIES..........                 --                   --                  --                   --
                                               -----------------    -----------------   -----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES............            180,018                5,761               4,225               13,152
   Provision (benefit) for income taxes......             23,185                   --              (1,535)              (4,492)
                                               -----------------    -----------------   -----------------    -----------------

NET INCOME...................................            156,833                5,761               5,760               17,644
   Preferred stock dividends.................              4,908                   --                  --                   --
                                               -----------------    -----------------   -----------------    -----------------
INCOME ATTRIBUTABLE TO COMMON STOCK..........  $         151,925    $           5,761   $           5,760    $          17,644
                                               =================    =================   =================    =================
                                                    ALL OTHER
                                                  SUBSIDIARIES
                                                    OF APACHE       RECLASSIFICATIONS
                                                  CORPORATION         & ELIMINATIONS       CONSOLIDATED
                                               -----------------    -----------------    -----------------
REVENUES:
   Oil and gas production revenues...........  $         514,796    $        (104,589)   $         658,995
   Equity in net income of affiliates........             (8,788)            (128,450)                  --
   Other revenues (losses)...................             (5,147)                  --               (6,571)
                                               -----------------    -----------------    -----------------
                                                         500,861             (233,039)             652,424
                                               -----------------    -----------------    -----------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization..            148,540                   --              217,021
   Lease operating costs.....................            158,045             (104,589)             103,301
   Severance and other taxes.................              6,264                   --               16,656
   Administrative, selling and other.........              1,587                   --               22,794
   Financing costs, net......................             (3,800)                  --               27,721
                                               -----------------    -----------------    -----------------
                                                         310,636             (104,589)             387,493
                                               -----------------    -----------------    -----------------

PREFERRED INTERESTS OF SUBSIDIARIES..........              3,189                   --                3,189
                                               -----------------    -----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES............            187,036             (128,450)             261,742
   Provision (benefit) for income taxes......             87,751                   --              104,909
                                               -----------------    -----------------    -----------------

NET INCOME...................................             99,285             (128,450)             156,833
   Preferred stock dividends.................                 --                   --                4,908
                                               -----------------    -----------------    -----------------
INCOME ATTRIBUTABLE TO COMMON STOCK..........  $          99,285    $        (128,450)   $         151,925
                                               =================    =================    =================

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)



                                                                                              APACHE
                                                     APACHE               APACHE              FINANCE              APACHE
                                                   CORPORATION         NORTH AMERICA         AUSTRALIA        FINANCE CANADA
                                                -----------------    -----------------   -----------------   -----------------
REVENUES:
   Oil and gas production revenues............  $         386,789    $              --   $              --   $              --
   Equity in net income of affiliates.........             76,543                   --                  --               6,000
   Other revenues (losses)....................               (456)                  --                  --                  --
                                                -----------------    -----------------   -----------------   -----------------
                                                          462,876                   --                  --               6,000
                                                -----------------    -----------------   -----------------   -----------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...             93,900                   --                  --                  --
   Lease operating costs......................             45,661                   --                  --                  --
   Severance and other taxes..................             13,230                   --                  --                  --
   Administrative, selling and other..........             15,088                   --                  --                  --
   Financing costs, net.......................             20,386                   --                  --               5,843
                                                -----------------    -----------------   -----------------   -----------------
                                                          188,265                   --                  --               5,843
                                                -----------------    -----------------   -----------------   -----------------

INCOME (LOSS) BEFORE INCOME TAXES.............            274,611                   --                  --                 157
   Provision (benefit) for income taxes.......             72,363                   --                  --              (2,548)
                                                -----------------    -----------------   -----------------   -----------------

NET INCOME....................................            202,248                   --                  --               2,705
   Preferred stock dividends..................              4,908                   --                  --                  --
                                                -----------------    -----------------   -----------------   -----------------
INCOME ATTRIBUTABLE TO COMMON STOCK...........  $         197,340    $              --   $              --   $           2,705
                                                =================    =================   =================   =================
                                                    ALL OTHER
                                                   SUBSIDIARIES
                                                    OF APACHE        RECLASSIFICATIONS
                                                   CORPORATION        & ELIMINATIONS         CONSOLIDATED
                                                -----------------    -----------------    -----------------
REVENUES:
   Oil and gas production revenues............  $         291,694    $         (54,940)   $         623,543
   Equity in net income of affiliates.........             (3,295)             (79,694)                (446)
   Other revenues (losses)....................             (4,128)                  --               (4,584)
                                                -----------------    -----------------    -----------------
                                                          284,271             (134,634)             618,513
                                                -----------------    -----------------    -----------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...             60,005                   --              153,905
   Lease operating costs......................             75,789              (54,940)              66,510
   Severance and other taxes..................              2,791                   --               16,021
   Administrative, selling and other..........              3,001                   --               18,089
   Financing costs, net.......................              1,471                   --               27,700
                                                -----------------    -----------------    -----------------
                                                          143,057              (54,940)             282,225
                                                -----------------    -----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES.............            141,214              (79,694)             336,288
   Provision (benefit) for income taxes.......             64,225                   --              134,040
                                                -----------------    -----------------    -----------------

NET INCOME....................................             76,989              (79,694)             202,248
   Preferred stock dividends..................                 --                   --                4,908
                                                -----------------    -----------------    -----------------
INCOME ATTRIBUTABLE TO COMMON STOCK...........  $          76,989    $         (79,694)   $         197,340
                                                =================    =================    =================

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)



                                                                                              APACHE
                                                     APACHE               APACHE             FINANCE               APACHE
                                                   CORPORATION         NORTH AMERICA        AUSTRALIA           FINANCE CANADA
                                                -----------------    -----------------   -----------------    -----------------
REVENUES:
   Oil and gas production revenues............  $       1,192,773    $              --   $              --    $              --
   Equity in net income of affiliates.........            250,656               13,407              20,356               70,851
   Other revenues (losses)....................             (1,926)                  --               3,078                   --
                                                -----------------    -----------------   -----------------    -----------------
                                                        1,441,503               13,407              23,434               70,851
                                                -----------------    -----------------   -----------------    -----------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...            274,309                   --                  --                   --
   International impairments..................                 --                   --                  --                   --
   Lease operating costs......................            160,808                   --                  --                   --
   Severance and other taxes..................             43,252                   --                  --                   --
   Administrative, selling and other..........             60,100                   --                  --                   --
   Financing costs, net.......................             53,664                   --              13,607               27,117
                                                -----------------    -----------------   -----------------    -----------------
                                                          592,133                   --              13,607               27,117
                                                -----------------    -----------------   -----------------    -----------------

PREFERRED INTERESTS OF SUBSIDIARIES...........                 --                   --                  --                   --
                                                -----------------    -----------------   -----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES.............            849,370               13,407               9,827               43,734
   Provision (benefit) for income taxes.......            204,591                   --              (3,580)             (11,823)
                                                -----------------    -----------------   -----------------    -----------------

NET INCOME....................................            644,779               13,407              13,407               55,557
   Preferred stock dividends..................             14,693                   --                  --                   --
                                                -----------------    -----------------   -----------------    -----------------
INCOME ATTRIBUTABLE TO COMMON STOCK...........  $         630,086    $          13,407   $          13,407    $          55,557
                                                =================    =================   =================    =================
                                                       ALL OTHER
                                                     SUBSIDIARIES
                                                       OF APACHE       RECLASSIFICATIONS
                                                     CORPORATION        & ELIMINATIONS        CONSOLIDATED
                                                  -----------------    -----------------    -----------------
REVENUES:
   Oil and gas production revenues............    $       1,465,398    $        (401,533)   $       2,256,638
   Equity in net income of affiliates.........              (22,243)            (333,027)                  --
   Other revenues (losses)....................               (9,780)                  --               (8,628)
                                                  -----------------    -----------------    -----------------
                                                          1,433,375             (734,560)           2,248,010
                                                  -----------------    -----------------    -----------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...              323,894                   --              598,203
   International impairments..................               65,000                   --               65,000
   Lease operating costs......................              535,553             (401,533)             294,828
   Severance and other taxes..................               14,945                   --               58,197
   Administrative, selling and other..........                6,263                   --               66,363
   Financing costs, net.......................               (2,787)                  --               91,601
                                                  -----------------    -----------------    -----------------
                                                            942,868             (401,533)           1,174,192
                                                  -----------------    -----------------    -----------------

PREFERRED INTERESTS OF SUBSIDIARIES...........                3,189                   --                3,189
                                                  -----------------    -----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES.............              487,318             (333,027)           1,070,629
   Provision (benefit) for income taxes.......              236,662                   --              425,850
                                                  -----------------    -----------------    -----------------

NET INCOME....................................              250,656             (333,027)             644,779
   Preferred stock dividends..................                   --                   --               14,693
                                                  -----------------    -----------------    -----------------
INCOME ATTRIBUTABLE TO COMMON STOCK...........    $         250,656    $        (333,027)   $         630,086
                                                  =================    =================    =================

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                                              APACHE
                                                       APACHE              APACHE             FINANCE             APACHE
                                                    CORPORATION         NORTH AMERICA        AUSTRALIA         FINANCE CANADA
                                                 -----------------    -----------------   -----------------   -----------------
REVENUES:
   Oil and gas production revenues............   $         903,400    $              --   $              --                  --
   Equity in net income of affiliates.........             212,189                   --                  --              15,250
   Other revenues (losses)....................              (1,275)                  --                  --                  --
                                                 -----------------    -----------------   -----------------   -----------------
                                                         1,114,314                   --                  --              15,250
                                                 -----------------    -----------------   -----------------   -----------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...             253,103                   --                  --                  --
   Lease operating costs......................             121,238                   --                  --                  --
   Severance and other taxes..................              29,446                   --                  --                  --
   Administrative, selling and other..........              41,093                   --                  --                  --
   Financing costs, net.......................              63,360                   --                  --              13,481
                                                 -----------------    -----------------   -----------------   -----------------
                                                           508,240                   --                  --              13,481
                                                 -----------------    -----------------   -----------------   -----------------

INCOME (LOSS) BEFORE INCOME TAXES.............             606,074                   --                  --               1,769
   Provision (benefit) for income taxes.......             142,598                   --                  --              (5,878)
                                                 -----------------    -----------------   -----------------   -----------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE........................             463,476                   --                  --               7,647
   Cumulative effect of change in accounting
     principle, net of income tax.............              (7,539)                  --                  --                  --
                                                 -----------------    -----------------   -----------------   -----------------

NET INCOME....................................             455,937                   --                  --               7,647
   Preferred stock dividends..................              15,080                   --                  --                  --
                                                 -----------------    -----------------   -----------------   -----------------
INCOME ATTRIBUTABLE TO COMMON STOCK...........   $         440,857    $              --   $              --   $           7,647
                                                 =================    =================   =================   =================
                                                     ALL OTHER
                                                    SUBSIDIARIES
                                                     OF APACHE        RECLASSIFICATIONS
                                                    CORPORATION        & ELIMINATIONS        CONSOLIDATED
                                                 -----------------    -----------------    -----------------
REVENUES:
   Oil and gas production revenues............   $         848,966    $        (194,500)   $       1,557,866
   Equity in net income of affiliates.........              (7,603)            (218,752)               1,084
   Other revenues (losses)....................              (4,558)                  --               (5,833)
                                                 -----------------    -----------------    -----------------
                                                           836,805             (413,252)           1,553,117
                                                 -----------------    -----------------    -----------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...             169,289                   --              422,392
   Lease operating costs......................             259,725             (194,500)             186,463
   Severance and other taxes..................               6,658                   --               36,104
   Administrative, selling and other..........               8,238                   --               49,331
   Financing costs, net.......................               5,829                   --               82,670
                                                 -----------------    -----------------    -----------------
                                                           449,739             (194,500)             776,960
                                                 -----------------    -----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES.............             387,066             (218,752)             776,157
   Provision (benefit) for income taxes.......             175,961                   --              312,681
                                                 -----------------    -----------------    -----------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE........................             211,105             (218,752)             463,476
   Cumulative effect of change in accounting
     principle, net of income tax.............              (4,831)               4,831               (7,539)
                                                 -----------------    -----------------    -----------------

NET INCOME....................................             206,274             (213,921)             455,937
   Preferred stock dividends..................                  --                   --               15,080
                                                 -----------------    -----------------    -----------------
INCOME ATTRIBUTABLE TO COMMON STOCK...........   $         206,274    $        (213,921)   $         440,857
                                                 =================    =================    =================

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                                                       APACHE
                                                              APACHE               APACHE              FINANCE
                                                            CORPORATION         NORTH AMERICA          AUSTRALIA
                                                         -----------------    -----------------    -----------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES..........................................   $       1,262,802    $              --    $          (1,550)
                                                         -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.................            (628,870)                  --                   --
  Acquisitions........................................             (11,000)                  --                   --
  Proceeds from sales of oil and gas properties.......             102,118                   --                   --
  Purchase of U.S. Government Agency Notes............                  --                   --                   --
  Investment in subsidiaries..........................            (894,422)              (5,568)              (5,568)
  Other, net..........................................             (16,324)                  --                   --
                                                         -----------------    -----------------    -----------------
NET CASH USED IN INVESTING ACTIVITIES.................          (1,448,498)              (5,568)              (5,568)
                                                         -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net........................             261,511                   --                1,552
  Dividends paid......................................             (14,686)                  --                   --
  Common stock activity, net..........................               7,404                5,568                5,568
  Treasury stock activity, net........................             (43,003)                  --                   --
  Cost of debt and equity transactions................              (1,648)                  --                   --
  Proceeds from preferred interests of subsidiaries,
     net of issuance costs............................                  --                   --                   --
                                                         -----------------    -----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............             209,578                5,568                7,120
                                                         -----------------    -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS....................................              23,882                   --                    2

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR...................................               5,257                   --                   --
                                                         -----------------    -----------------    -----------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD.......................................   $          29,139    $              --    $               2
                                                         =================    =================    =================
                                                                               ALL OTHER
                                                                              SUBSIDIARIES
                                                              APACHE           OF APACHE       RECLASSIFICATIONS
                                                          FINANCE CANADA      CORPORATION        & ELIMINATIONS       CONSOLIDATED
                                                         ---------------    ---------------    -----------------    ---------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES..........................................   $           (22)   $       288,249    $              --    $     1,549,479
                                                         ---------------    ---------------    -----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.................                --           (506,969)                  --         (1,135,839)
  Acquisitions........................................                --           (911,951)                  --           (922,951)
  Proceeds from sales of oil and gas properties.......                --            131,163                   --            233,281
  Purchase of U.S. Government Agency Notes............                --           (116,737)                  --           (116,737)
  Investment in subsidiaries..........................          (250,819)          (636,084)           1,792,461                 --
  Other, net..........................................                --            (42,206)                  --            (58,530)
                                                         ---------------    ---------------    -----------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES.................          (250,819)        (2,082,784)           1,792,461         (2,000,776)
                                                         ---------------    ---------------    -----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net........................           250,841            850,235           (1,270,885)            93,254
  Dividends paid......................................                --                 --                   --            (14,686)
  Common stock activity, net..........................                --            510,440             (521,576)             7,404
  Treasury stock activity, net........................                --                 --                   --            (43,003)
  Cost of debt and equity transactions................                --                 --                   --             (1,648)
  Proceeds from preferred interests of subsidiaries,
     net of issuance costs............................                --            440,654                   --            440,654
                                                         ---------------    ---------------    -----------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............           250,841          1,801,329           (1,792,461)           481,975
                                                         ---------------    ---------------    -----------------    ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS....................................                --              6,794                   --             30,678

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR...................................                --             31,916                   --             37,173
                                                         ---------------    ---------------    -----------------    ---------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD.......................................   $            --    $        38,710    $              --    $        67,851
                                                         ===============    ===============    =================    ===============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)



                                                                                               APACHE
                                                       APACHE               APACHE             FINANCE              APACHE
                                                     CORPORATION         NORTH AMERICA        AUSTRALIA          FINANCE CANADA
                                                  -----------------    -----------------   -----------------    -----------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                      $         535,638    $              --   $           1,203    $           7,195
                                                  -----------------    -----------------   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (389,185)                  --                  --                   --
  Acquisitions                                             (771,347)                  --                  --                   --
  Proceeds from sales of oil and gas properties               4,301                   --                  --                   --
  Investment in subsidiaries                                (44,190)                  --              (1,319)             (20,908)
  Other, net                                                 (5,332)                  --                  --                   --
                                                  -----------------    -----------------   -----------------    -----------------
NET CASH USED IN INVESTING ACTIVITIES                    (1,205,753)                  --              (1,319)             (20,908)
                                                  -----------------    -----------------   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net                              265,730                   --                 116                  175
  Dividends paid                                            (30,741)                  --                  --                   --
  Issuance (repurchase) of preferred stock                   (2,613)                  --                  --                   --
  Common stock activity, net                                457,475                   --                  --               13,538
  Treasury stock activity, net                              (17,727)                  --                  --                   --
  Cost of debt and equity transactions                         (739)                  --                  --                   --
                                                  -----------------    -----------------   -----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   671,385                   --                 116               13,713
                                                  -----------------    -----------------   -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            1,270                   --                  --                   --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                           1,542                   --                  --                   --
                                                  -----------------    -----------------   -----------------    -----------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $           2,812    $              --   $              --    $              --
                                                  =================    =================   =================    =================
                                                       ALL OTHER
                                                     SUBSIDIARIES
                                                       OF APACHE       RECLASSIFICATIONS
                                                     CORPORATION        & ELIMINATIONS        CONSOLIDATED
                                                  -----------------    -----------------    -----------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                      $         417,085    $              --    $         961,121
                                                  -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (279,567)                  --             (668,752)
  Acquisitions                                                   --                   --             (771,347)
  Proceeds from sales of oil and gas properties              15,823                   --               20,124
  Investment in subsidiaries                                (13,693)              80,110                   --
  Other, net                                                 (5,502)                  --              (10,834)
                                                  -----------------    -----------------    -----------------
NET CASH USED IN INVESTING ACTIVITIES                      (282,939)              80,110           (1,430,809)
                                                  -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net                             (145,316)             (42,562)              78,143
  Dividends paid                                                 --                   --              (30,741)
  Issuance (repurchase) of preferred stock                       --                   --               (2,613)
  Common stock activity, net                                 24,010              (37,548)             457,475
  Treasury stock activity, net                                   --                   --              (17,727)
  Cost of debt and equity transactions                           --                   --                 (739)
                                                  -----------------    -----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  (121,306)             (80,110)             483,798
                                                  -----------------    -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           12,840                   --               14,110

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                          11,629                   --               13,171
                                                  -----------------    -----------------    -----------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $          24,469    $              --    $          27,281
                                                  =================    =================    =================

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                                                APACHE
                                                       APACHE              APACHE               FINANCE             APACHE
                                                     CORPORATION        NORTH AMERICA          AUSTRALIA         FINANCE CANADA
                                                  -----------------   -----------------    -----------------    -----------------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................... $          29,139   $              --    $               2    $              --
  Receivables....................................            92,993                  --                   --                   --
  Inventories....................................            19,750                  --                   --                   --
  Advances to oil and gas ventures and others....            23,268                  --                   --                   --
  Oil and gas derivative instruments.............            23,927                  --                   --                   --
                                                  -----------------   -----------------    -----------------    -----------------
                                                            189,077                  --                    2                   --
                                                  -----------------   -----------------    -----------------    -----------------

PROPERTY AND EQUIPMENT, NET......................         3,001,699                  --                   --                   --
                                                  -----------------   -----------------    -----------------    -----------------

OTHER ASSETS:
  Intercompany receivable, net...................         1,342,032                  --                   --             (250,995)
  Goodwill, net..................................                --                  --                   --                   --
  Equity in affiliates...........................         2,619,241             180,415              449,059            1,072,060
  Long-term investments..........................                --                  --                   --                   --
  Oil and gas derivative instruments.............            57,409                  --                   --                   --
  Deferred charges and other.....................            28,843                  --                   --                2,587
                                                  -----------------   -----------------    -----------------    -----------------
                                                  $       7,238,301   $         180,415    $         449,061    $         823,652
                                                  =================   =================    =================    =================
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................... $         120,767   $              --    $              --    $              --
  Other accrued expenses.........................           164,107                  --                3,611                7,006
  Oil and gas derivative instruments.............                --                  --                   --                   --
                                                  -----------------   -----------------    -----------------    -----------------
                                                            284,874                  --                3,611                7,006
                                                  -----------------   -----------------    -----------------    -----------------
LONG-TERM DEBT...................................         1,630,863                  --              268,615              296,981
                                                  -----------------   -----------------    -----------------    -----------------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes...................................           622,901                  --               (3,580)                 (25)
  Advances from gas purchasers...................           143,770                  --                   --                   --
  Oil and gas derivative instruments.............            69,233                  --                   --                   --
  Other..........................................            88,458                  --                   --                   --
                                                  -----------------   -----------------    -----------------    -----------------
                                                            924,362                  --               (3,580)                 (25)
                                                  -----------------   -----------------    -----------------    -----------------
PREFERRED INTERESTS OF SUBSIDIARIES..............                --                  --                   --                   --
                                                  -----------------   -----------------    -----------------    -----------------
COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY...........................         4,398,202             180,415              180,415              519,690
                                                  -----------------   -----------------    -----------------    -----------------

                                                  $       7,238,301   $         180,415    $         449,061    $         823,652
                                                  =================   =================    =================    =================
                                                       ALL OTHER
                                                     SUBSIDIARIES
                                                       OF APACHE       RECLASSIFICATIONS
                                                     CORPORATION         & ELIMINATIONS       CONSOLIDATED
                                                  -----------------    -----------------    -----------------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................... $          38,710    $              --    $          67,851
  Receivables....................................           343,612                   --              436,605
  Inventories....................................            66,846                   --               86,596
  Advances to oil and gas ventures and others....            53,314                   --               76,582
  Oil and gas derivative instruments.............            13,118                   --               37,045
                                                  -----------------    -----------------    -----------------
                                                            515,600                   --              704,679
                                                  -----------------    -----------------    -----------------

PROPERTY AND EQUIPMENT, NET......................         4,949,412                   --            7,951,111
                                                  -----------------    -----------------    -----------------

OTHER ASSETS:
  Intercompany receivable, net...................        (1,091,037)                  --                   --
  Goodwill, net..................................           192,155                   --              192,155
  Equity in affiliates...........................          (821,014)          (3,499,761)                  --
  Long-term investments..........................           116,312                   --              116,312
  Oil and gas derivative instruments.............             5,382                   --               62,791
  Deferred charges and other.....................             8,257                   --               39,687
                                                  -----------------    -----------------    -----------------
                                                  $       3,875,067    $      (3,499,761)   $       9,066,735
                                                  =================    =================    =================
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................... $         169,076    $              --    $         289,843
  Other accrued expenses.........................           129,895                   --              304,619
  Oil and gas derivative instruments.............            22,003                   --               22,003
                                                  -----------------    -----------------    -----------------
                                                            320,974                   --              616,465
                                                  -----------------    -----------------    -----------------
LONG-TERM DEBT...................................           115,053                   --            2,311,512
                                                  -----------------    -----------------    -----------------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes...................................           367,198                   --              986,494
  Advances from gas purchasers...................                --                   --              143,770
  Oil and gas derivative instruments.............            (3,798)                  --               65,435
  Other..........................................            15,734                   --              104,192
                                                  -----------------    -----------------    -----------------
                                                            379,134                   --            1,299,891
                                                  -----------------    -----------------    -----------------
PREFERRED INTERESTS OF SUBSIDIARIES..............           440,665                   --              440,665
                                                  -----------------    -----------------    -----------------
COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY...........................         2,619,241           (3,499,761)           4,398,202
                                                  -----------------    -----------------    -----------------

                                                  $       3,875,067    $      (3,499,761)   $       9,066,735
                                                  =================    =================    =================

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                               APACHE
                                                       APACHE               APACHE             FINANCE             APACHE
                                                     CORPORATION        NORTH AMERICA         AUSTRALIA         FINANCE CANADA
                                                  -----------------   -----------------   -----------------    -----------------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................  $           5,257   $              --   $              --    $              --
  Receivables...................................            267,514                  --                  --                   --
  Inventories...................................             13,481                  --                  --                   --
  Advances to oil and gas ventures and others...             18,840                  --                  --                   --
                                                  -----------------   -----------------   -----------------    -----------------
                                                            305,092                  --                  --                   --
                                                  -----------------   -----------------   -----------------    -----------------

PROPERTY AND EQUIPMENT, NET.....................          3,643,439                  --                  --                   --
                                                  -----------------   -----------------   -----------------    -----------------

OTHER ASSETS:
  Intercompany receivable, net..................          1,081,360                  --             269,177                 (176)
  Equity in affiliates..........................          1,205,257                  --                  --              321,417
  Deferred charges and other....................             26,565                  --               1,870                2,656
                                                  -----------------   -----------------   -----------------    -----------------
                                                  $       6,261,713   $              --   $         271,047    $         323,897
                                                  =================   =================   =================    =================
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt..........  $          25,000   $              --   $              --    $              --
  Accounts payable..............................            102,766                  --                  --                   --
  Other accrued expenses........................            181,968                  --               2,599                1,103
                                                  -----------------   -----------------   -----------------    -----------------
                                                            309,734                  --               2,599                1,103
                                                  -----------------   -----------------   -----------------    -----------------

LONG-TERM DEBT..................................          1,482,850                  --             268,448              296,959
                                                  -----------------   -----------------   -----------------    -----------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes..................................            451,380                  --                  --                  (57)
  Advances from gas purchasers..................            153,106                  --                  --                   --
  Other.........................................            110,003                  --                  --                   --
                                                  -----------------   -----------------   -----------------    -----------------
                                                            714,489                  --                  --                  (57)
                                                  -----------------   -----------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY..........................          3,754,640                  --                  --               25,892
                                                  -----------------   -----------------   -----------------    -----------------
                                                  $       6,261,713   $              --   $         271,047    $         323,897
                                                  =================   =================   =================    =================
                                                       ALL OTHER
                                                     SUBSIDIARIES
                                                       OF APACHE       RECLASSIFICATIONS
                                                     CORPORATION        & ELIMINATIONS        CONSOLIDATED
                                                  -----------------    -----------------    -----------------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................  $          31,916    $              --    $          37,173
  Receivables...................................            239,209                   --              506,723
  Inventories...................................             41,283                   --               54,764
  Advances to oil and gas ventures and others...             12,520                   --               31,360
                                                  -----------------    -----------------    -----------------
                                                            324,928                   --              630,020
                                                  -----------------    -----------------    -----------------

PROPERTY AND EQUIPMENT, NET.....................          3,169,023                   --            6,812,462
                                                  -----------------    -----------------    -----------------

OTHER ASSETS:
  Intercompany receivable, net..................         (1,350,361)                  --                   --
  Equity in affiliates..........................           (295,525)          (1,231,149)                  --
  Deferred charges and other....................              8,377                   --               39,468
                                                  -----------------    -----------------    -----------------
                                                  $       1,856,442    $      (1,231,149)   $       7,481,950
                                                  =================    =================    =================
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt..........  $              --    $              --    $          25,000
  Accounts payable..............................            156,354                   --              259,120
  Other accrued expenses........................             83,557                   --              269,227
                                                  -----------------    -----------------    -----------------
                                                            239,911                   --              553,347
                                                  -----------------    -----------------    -----------------

LONG-TERM DEBT..................................            145,001                   --            2,193,258
                                                  -----------------    -----------------    -----------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes..................................            248,510                   --              699,833
  Advances from gas purchasers..................                 --                   --              153,106
  Other.........................................             17,763                   --              127,766
                                                  -----------------    -----------------    -----------------
                                                            266,273                   --              980,705
                                                  -----------------    -----------------    -----------------
COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY..........................          1,205,257           (1,231,149)           3,754,640
                                                  -----------------    -----------------    -----------------
                                                  $       1,856,442    $      (1,231,149)   $       7,481,950
                                                  =================    =================    =================

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