Form 10-K
period 2001-12-31
APACHE CORP
filed 2002-03-22
CIK 6769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001,
                                   OR


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
      Common Stock, $1.25 par Value                New York Stock Exchange
                                                   Chicago Stock Exchange
     Preferred Stock Purchase Rights               New York Stock Exchange
                                                   Chicago Stock Exchange
    Automatically Convertible Equity               New York Stock Exchange
                Securities                         Chicago Stock Exchange
Conversion Preferred Stock, 6.5% Series C
          9.25% Notes due 2002                     New York Stock Exchange
    Apache Finance Canada Corporation              New York Stock Exchange
          7.75% Notes Due 2029
     Irrevocably and Unconditionally
    Guaranteed by Apache Corporation

        Securities registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by
  non-affiliates of registrant as of February 28, 2002......   $7,239,122,196
Number of shares of registrant's common stock outstanding as
  of February 28, 2002......................................      137,234,544

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of registrant's proxy statement relating to registrant's 2002 annual meeting of stockholders have been incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I

  1.   BUSINESS....................................................    1
  2.   PROPERTIES..................................................   11
  3.   LEGAL PROCEEDINGS...........................................   12
  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12

                                 PART II

  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.........................................   12
  6.   SELECTED FINANCIAL DATA.....................................   14
  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS...................................   14
 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       RISK........................................................   23
  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25
  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE....................................   25

                                PART III

 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   25
 11.   EXECUTIVE COMPENSATION......................................   25
 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT..................................................   25
 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   25

                                 PART IV

 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
       8-K.........................................................   26

     All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf), billion cubic feet (Bcf) or trillion cubic feet (Tcf). Oil is quantified in terms of barrels (bbls); thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (b/d) and thousands or millions of cubic feet of gas per day (Mcf/d and MMcf/d, respectively) or millions of British thermal units per day (MMBtu/d). Gas sales volumes may be expressed in terms of one million British thermal units (MMBtu), which is approximately, equal to one Mcf. With respect to information relating to our working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, our exploration and production interests are focused in the Gulf of Mexico, the Gulf Coast, the Permian Basin, the Anadarko Basin and the Western Sedimentary Basin of Canada. Outside of North America we have exploration and production interests offshore Western Australia, Egypt and Argentina, and exploration interests in Poland and offshore The People's Republic of China. Our common stock, par value $1.25 per share, has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960.

     We hold interests in many of our U.S., Canadian and international properties through operating subsidiaries, such as Apache Canada Ltd., DEK Energy Company (DEKALB), Apache Energy Limited (AEL), Apache International, Inc., and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. We treat all operations as one line of business.

2001 RESULTS

     Despite the turmoil in the economy, financial markets and the energy industry, Apache ended the year larger, stronger and in a better position to continue to meet the challenges of the future. Although commodity prices weakened through the year, Apache's rising production profile fueled record income attributable to common stock of $704 million on total revenues of $2.8 billion. Net cash provided by operating activities during 2001 was $1.9 billion, a 27 percent increase from 2000.

     In addition to our financial records, Apache turned in another record year on many operational fronts. We enjoyed our 24th consecutive year of production growth (up 32 percent), the largest year-over-year percentage increase in a decade. Our average daily production for the year was 156.3 Mbbls of oil and natural gas liquids and 1,127.3 MMcf of natural gas. For the first time, more than half of Apache's production was derived from operations outside of the United States - the result of our decision over a decade ago to begin allocating a portion of our cash flow to international growth.

     Production and reserve growth were the result of our strategy to take a disciplined approach to controlling costs and growing through the most efficient method given prevailing market conditions. As a result, during 2001 Apache grew through a combination of successful exploitation of our existing asset base, exploration activities and prudent acquisitions in core areas worldwide. All told, Apache spent approximately $2.6 billion on acquisitions, exploration and development, replacing 314 percent of production at a competitive all-in finding and acquisition cost. Reserves per share (diluted), an important measure of the company's strength, increased 16 percent to 8.77 boe per share.

     Our balance sheet remained strong despite record capital spending. We exited the year with debt (including preferred interests of subsidiaries and net of cash and cash equivalents and short-term investments) at 37 percent of total capitalization, even with year-end 2000. We also maintained a senior unsecured long-term debt rating of A3 from Moody's, and A- from Standard and Poor's and Fitch rating agencies.

     Per share results have been adjusted for the 10 percent common stock dividend declared on September 13, 2001, and paid on January 21, 2002 to our shareholders of record on December 31, 2001. The stock dividend - as well as an increase in the quarterly dividend from six cents per common share (seven cents prior to the 10 percent stock dividend) to 10 cents per share - reflected the judgment of the board of directors that shareholders should participate more fully in Apache's progress.

OUR GROWTH STRATEGY

     Our growth strategy is to increase reserves, production, cash flow and earnings through a balanced growth program that involves exploiting our existing asset base, acquiring properties to which we can add value, and investing in high-potential exploration prospects. In order to maximize financial flexibility during a period of highly volatile natural gas prices coupled with a faltering U.S. economy, Apache's present plans are to reduce 2002 worldwide capital expenditures for exploratory and development drilling to approximately $590 million, down from the $1.4 billion we spent in 2001. Any excess cash flow will be used to reduce debt until such time as we elect either to increase drilling expenditures should the commodity price environment improve, or to pursue acquisition opportunities should they become available at reasonable prices.

     For our existing assets, we seek to maximize value by increasing production and reserves while controlling per unit operating costs. Achieving these objectives requires rigorous pursuit of production enhancement opportunities and moderate risk drilling, while divesting marginal and non-strategic properties and pursuing other activities to reduce costs. Given the significant acquisitions completed over the past two years, our inventory of exploitation opportunities has never been larger. During 2001, our drilling and production-enhancement program yielded 828 new gross producing wells out of 939 attempts and involved 1,350 major North American workover and recompletion projects.

     In acquiring new assets, we avoid competitive auctions, choosing instead to pay appropriate market prices in negotiated deals where we have a higher likelihood of completing transactions. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. We made acquisitions totaling $1.2 billion and $1.4 billion in 2001 and 2000, respectively. Recently, exorbitant acquisition prices have caused Apache to sideline its acquisition activities until appropriate opportunities arise at more reasonable prices.

     Our international exploration activities are an integral and growing component of our long-term growth strategy. They complement our North American operations, which are more development oriented. We seek to concentrate our exploratory investments in a select number of international areas and to become a dominant operator in those areas. We believe that these investments, although higher-risk, offer potential for attractive investment returns and significant reserve additions.

     We prefer to operate our properties so that we can best influence their development. As a result, we operate properties accounting for over 85 percent of our production.

REVIEW OF COMPANY'S WORLDWIDE OPERATING AREAS

     Our portfolio approach provides diversity in terms of hydrocarbon mix (oil or gas), geologic risk and geographic location. In each of our core producing areas, we have built teams that have the technical knowledge, sense of urgency and the desire to wring more out of Apache's assets. Our local expertise also provides an advantage when acquisition opportunities arise in our core areas.

     We currently have interests in seven countries; the United States, Canada, Egypt, Australia, China, Poland and Argentina. In the U.S., our exploration and production activities were diversified among three regions: Offshore, Midcontinent and Southern. In 2002, we consolidated our three U.S. regions into two regions, Central and Gulf Coast. The new Central region will include the properties in our Midcontinent region and our interests in the Permian Basin. The Gulf Coast region will include our onshore Gulf Coast and Gulf of Mexico properties. Outside the U.S., our exploration and production activities are focused primarily in Canada, Egypt and Australia. Additionally, we have a development project underway in China that is expected to commence production in 2003, and have a small production interest in Argentina as a result of acquisition activity in 2001. We also own exploration acreage in Poland.

     The table below sets out a brief comparative summary of certain 2001 data for our core geographic areas. More detailed information regarding the natural gas, oil, and natural gas liquids (NGLs) production and average prices received in 2001, 2000 and 1999 for the core geographic areas is available in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K. In addition, information concerning the amount of revenue, expenses, operating income (loss) and total assets attributable to each of the same geographic areas is set forth in Note 15, Supplemental Oil and Gas Disclosures (Unaudited), and Note 14, Business Segment Information, both under Item 14 of this Form 10-K.

                                                         12/31/01    PERCENTAGE                 2001
                                            2001        ESTIMATED     OF TOTAL      2001      GROSS NEW
                              2001       PRODUCTION       PROVED     ESTIMATED    GROSS NEW   PRODUCING
                           PRODUCTION      REVENUE       RESERVES      PROVED       WELLS       WELLS
                           (IN MMBOE)   (IN MILLIONS)   (IN MMBOE)    RESERVES     DRILLED    COMPLETED
                           ----------   -------------   ----------   ----------   ---------   ---------
Region/Country:

Offshore.................     32.9         $  801          187.8        14.8%         57          47
Southern.................     16.1            362          303.4        24.0         230         210
Midcontinent.............     12.6            296          109.5         8.6         132         112
                             -----         ------        -------       -----         ---         ---
  Total U.S. ............     61.6          1,459          600.7        47.4         419         369
                             -----         ------        -------       -----         ---         ---
Canada...................     28.1            612          353.9        28.0         447         416
                             -----         ------        -------       -----         ---         ---
  Total North America....     89.7          2,071          954.6        75.4         866         785
                             -----         ------        -------       -----         ---         ---
Egypt....................     20.2            461          156.5        12.4          43          30
Australia................     15.7            258          154.3        12.2          24          12
China....................       --             --             --          --           1          --
Poland...................       --             --             --          --           3          --
Argentina................       --              1            1.5          --           2           1
                             -----         ------        -------       -----         ---         ---
  Total International....     35.9            720          312.3        24.6          73          43
                             -----         ------        -------       -----         ---         ---
  TOTAL..................    125.6         $2,791        1,266.9       100.0%        939         828
                             =====         ======        =======       =====         ===         ===

  United States

     In the U.S. we had our most active drilling year ever. We completed 369 out of 419 total wells and replaced 134 percent of our production through drilling. Our continuing goal is to drill quality prospects in and around our large domestic reserve and production bases, albeit at an expected slower pace in 2002.

     Offshore -- The Offshore region comprises our interests in the Gulf of Mexico, primarily in the areas offshore Louisiana and Texas. In 2001, the Offshore region was our leading region for production volumes and revenues. The Company performed 135 workover and recompletion operations during 2001 in the Offshore region and completed 47 out of 57 total wells drilled. As of year end 2001, Offshore accounted for 14.8 percent of our estimated proved reserves. In 2002, we currently plan on spending approximately $100 million to drill 17 wells and to continue our production enhancement program.

     Southern -- The Southern region includes assets in the Permian Basin of western Texas and New Mexico, the San Juan Basin of New Mexico, central Texas and the Texas and Louisiana coasts. At year-end 2001, the Southern region accounted for 24 percent of our estimated proved reserves, the second largest in the company. During 2001, we participated in 230 wells, 210 of which were completed as productive wells, replacing 225 percent of our production. Apache performed 695 workovers and recompletions in the region during the year. In 2002, we currently plan to spend approximately $60 million drilling 135 wells and on our production enhancement programs.

     MidContinent -- The Midcontinent region operates in Oklahoma, eastern and northern Texas, Arkansas and northern Louisiana. The region has focused on its sizable position in the Anadarko Basin of western Oklahoma. Apache has drilled and operated in the Anadarko Basin for over four decades, developing an extensive database of geologic information and a substantial acreage position. The region accounted for

8.6 percent of our estimated proved reserves at year-end. Apache participated in 132 wells during the year, 112 of them were producers. We also performed 65 workover and recompletion operations in the region during 2001. We currently plan to spend approximately $40 million on an estimated 44 wells and production exploitation programs in 2002.

     Marketing -- In July 1998, we entered into a gas purchase agreement with Cinergy Marketing and Trading, LLC (Cinergy) to market most of our U.S. natural gas production for a ten year period, with an option by both parties, after prior notice, to terminate after six years, and agreed to work with Cinergy to develop terms for the marketing of most of our Canadian gas production. In December 1998, however, Apache and Cinergy agreed to postpone the negotiation of Canadian gas sales terms. During the period of the gas purchase agreement, we are generally obligated to deliver most of our domestic gas production to Cinergy and, under certain circumstances, may have to make payments to Cinergy if certain gas throughput thresholds are not met. All throughput thresholds have been met. The prices received for its gas production under this agreement approximate market prices. Disputes have arisen between Cinergy and Apache concerning various matters, including Cinergy's claim to market our Canadian gas production. As a result, in September 2001, Cinergy commenced an arbitration proceeding seeking, among other things, specific performance to require us to sell our Canadian gas production to Cinergy or pay damages. We are disputing Cinergy's assertions (including their claim to market our Canadian production), filing a general denial and counterclaim against Cinergy for amounts arising from, among other things, a recent audit. We do not believe the arbitration outcome will be material to our financial position or results of operations. We continue to market most of our U.S. gas production through Cinergy.

     We used long-term, fixed-price physical contracts to lock in a portion of our domestic future natural gas production at a fixed price. These contracts represented approximately 11 percent of our 2001 domestic natural gas production. The contracts provide protection to the Company in the event of decreasing natural gas prices.

     We market our own U.S. crude oil with most of our U.S. production sold through lease-level marketing to refiners, traders and transporters. Contracts are generally less than 30 days and renew automatically until canceled. The oil contracts provide for sales at specified prices, or at prices that are subject to change due to market conditions.

  Canada

     Our exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta, British Columbia and Saskatchewan. The region comprises 28 percent of our estimated proved reserves, the largest in the Company. We hold over 3 million net acres in Canada, the largest of the North American regions and second largest in the Company.

     2001 -- In March, we completed the acquisition of subsidiaries of Fletcher Challenge Energy (Fletcher) which included properties located primarily in Canada's Western Sedimentary Basin with estimated proved reserves of 120.8 MMboe as of the acquisition date. We assumed a $103 million liability representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.

     Canada was also our most active region for drilling, with Apache participating in 447 gross wells, 416 of which were completed as producers. We also conducted 455 workover and recompletion projects. In fact, we drilled more wells in Canada in 2001 than we had in all previous years since we entered Canada. We replaced 242 percent of our Canadian production through drilling and 680 percent of our production from all sources.

     2002 -- We currently plan to spend approximately $150 million to drill 39 exploratory and appraisal wells, continue exploitation of properties from our significant acquisitions over recent years and continue development of our gas processing infrastructure. At our important Ladyfern development, Apache's share of production was approximately 100 MMcf per day at the end of 2001, and we expect further gains in 2002.

     Marketing -- Our Canadian natural gas sales include sales to supply aggregators, to whom we dedicate reserves, and direct sales to brokers and end-users in the United States and Canada. With the expansion of export capacity out of Canada in recent years, Canadian prices have strengthened and become highly correlated to United States domestic prices. To diversify our market exposure, we transport natural gas via our firm transportation contracts to California (12 MMcf/d), the Chicago area (40 MMcf/d), and Eastern Canada (6 MMcf/d). Pursuant to an agreement entered into in 1994, we are also selling 5 MMcf/d of natural gas to the Hermiston Cogeneration Project, located in the Pacific Northwest of the United States. In 1996, we entered an agreement to sell 5,000 MMbtu/d into Michigan over a 10-year term. The prices we receive under these contracts are generally based on market indices.

     Oil produced from our Canadian properties is sold to crude oil purchasers or refiners at market prices, which depend on worldwide crude prices adjusted for transportation and crude quality.

  Egypt

     In Egypt, our operations are generally conducted pursuant to production sharing contracts under which we and our non-governmental co-venturers pay all operating and capital costs for exploring and developing the concessions. A percentage of the production, usually up to 40 percent, is available to us and our co-venturers to recover all our operating and capital costs. The balance of the production is split with our co-venturers and the Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis. Apache is the largest leaseholder in Egypt and the most active driller in the Western Desert. It is the country with our largest single acreage position and, as of December 31, 2001, we held over 9 million net acres. Total exploratory acreage encompasses 14 concessions (13 operated). Apache is the largest producer of liquid hydrocarbons and the second largest producer of natural gas in the Western Desert. Apache operates 10 percent of Egypt's daily oil and gas output.

     2001 -- Egypt accounted for 17 percent of our production revenues on 16 percent of our production for the year and accounted for 12.4 percent of our total estimated proved reserves at December 31, 2001.

     The big news in Egypt in 2001 was that we completed two significant acquisitions. The first was the purchase of approximately 66 MMboe of estimated proved reserves from Repsol YPF (Repsol), with the main asset in the package being an additional 50 percent interest and operatorship of the Khalda concession. This purchase added net production of approximately 60 MMcf/d and 14,000 Bbls/d. Additionally, in November, we completed the acquisition of Novus Bukha Limited's (Novus) oil and gas concession interests in three Western Desert concessions including Khalda, where we now own a 100 percent interest. The acquisition included estimated proved reserves of approximately 11.7 MMboe as of the acquisition date.

     On the exploration front, we had an active drilling year in Egypt, completing 30 of 43 wells, a success rate of nearly 70 percent, and replacing 129 percent of production through drilling additions. Our drilling finding cost in Egypt was $4.92/boe. At the Northeast Abu Gharadig Concession in the Western Desert, the JG-1X, which is operated by Shell Egypt, tested approximately 4,190 b/d and 5 MMcf/d and should be producing in the first half of 2002. Apache has a 48 percent contractor interest in the 2.4-million-acre concession. Apache and Shell Egypt have identified several potential offset locations. At West Mediterranean, we developed a gas condensate field onshore, the Akik, which was discovered in 2000 and is currently producing approximately 8 MMcf/d and 1,400 barrels of condensate per day. In addition to the Akik, we have oil production of 2,500 Bbls/d in the onshore West Mediterranean area.

     2002 -- We made two noteworthy discoveries in Egypt early in 2002 at Khalda Offset and the South Umbarka development lease. At Khalda Offset, the Ozoris-1X discovery tested approximately 2,500 b/d. It is six miles from the Khalda Ridge, a regional high that runs through the area and has estimated reserves of over 200 MMboe discovered to date. We are actively searching for additional opportunities between Ozoris and the Ridge. At South Umbarka, in which Apache holds a 100 percent contractor interest, the Khepri 9 discovery tested approximately 29.5 MMcf/d and 220 barrels of liquids per day. In Egypt, we currently plan to spend approximately $53 million to drill 29 exploration and appraisal wells on nine concessions and 27 development wells, primarily in the Khalda complex. We are also preparing to drill Apache's first deepwater well in the offshore portion of our West Mediterranean concession. We plan to spend another estimated $69 million on production enhancements and production facilities during 2002.

     Marketing -- In 1996, we and our partners in the Khalda Block in Egypt entered into a take-or-pay contract with EGPC, which obligates EGPC to pay for 75 percent of 200 MMcf/d of future production of gas from the Khalda Block. Sales of gas under the contract began in 1999 upon completion of a gas pipeline from the Khalda Block. In late 1997, the same sellers entered into a supplement to the contract with EGPC to sell an additional 50 MMcf/d. The Repsol acquisition discussed above transferred operatorship of the Khalda gas processing plants at Salam and Tarek to us. Gas sales from the contract are based on a price that is the energy equivalent of 85 percent of the price of Suez Blend crude oil, FOB Mediterranean port. In 2000, EGPC reduced the price for certain quantities of gas purchased from other producers. This "Industry Pricing" is a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMbtu and a maximum of $2.65 per MMbtu. These latest agreements do not impact any of our existing gas sales contracts; however, new gas sales contracts may be impacted.

     In Egypt, oil from the Qarun concession and other nearby Western Desert blocks is delivered by pipeline to tanks at the Dashour tank farm northeast of the Qarun Block. At the discretion of Arab Petroleum Pipeline Company, the operator of the SUMED pipelines, oil from the Qarun Block is pumped into the 42-inch diameter pipelines, which transport significant quantities of Egyptian and other crude oil from the Gulf of Suez to Sidi Kherir on the Mediterranean Coast. Alternatively, oil can be transported via pipeline owned by Petroleum Pipeline Company (PPC) to the Mostorad Refinery south of Cairo. In Egypt, all our oil production is sold to EGPC on a spot basis at a "Western Desert" price (indexed to Brent Crude Oil), which is applied to virtually all production from the area. We have the right to export our Egyptian crude oil production; however, EGPC has first call on the purchase of our Egyptian crude oil and has exercised this right. We expect EGPC to continue to exercise its call right for the foreseeable future. Deteriorating economic conditions during 2001 in Egypt have lessened the availability of U.S. dollars, resulting in a gradual decline in timeliness of receipts from EGPC.

  Australia

     In 2001, we produced 15.7 MMboe in Australia (13 percent of our total) generating $258 million of production revenues. Estimated proved reserves in Australia were 12.2 percent of our year-end total. We had a very strong exploration year in Australia, with discoveries at Simpson, Gibson and South Plato in the first quarter of the year. Production from the Simpson oil field was brought on line in November and the Gibson and South Plato developments are expected to begin around mid-2002 at an estimated rate of 10,000 barrels of oil per day. In total, we completed 12 out of the 24 wells we drilled at a finding cost of $5.16 per boe. On the development side, we had three discoveries begin producing in 2001. The Gypsy/North Gypsy (68.5 percent interest) field began producing late in the first quarter while the Legendre field (31.5 percent interest) began producing in mid-May. As discussed above, oil production from the Simpson field (68.5 percent interest) commenced in November of 2001.

     In February, 2002, we announced our fourth commercial discovery in the past 12 months in the Carnarvon Basin offshore Western Australia. Apache owns a 68.5 percent working interest in the Double Island discovery and engineering efforts are underway for the purpose of completing the development in late 2002. For 2002, in Australia, we have budgeted expenditures of approximately $71 million for 19 exploration wells, three development wells and various production development and enhancement projects.

     Marketing -- In Australia we entered into three gas sales contracts during 2001, bringing our total to 23 contracts. In total, AEL committed a further 26 Bcf for delivery over the next three to 10 years. Our total Australian delivery rates are expected to average approximately 110 MMcf/d in 2002, excluding spot sales. As a result of minimum price contracts which escalate at an average of 80 percent of the Australian consumer price index, AEL's natural gas production in Western Australia is not as subject to price volatility as is our U.S. and Canadian gas production.

  Other International

     We also have exploration interests offshore China and in Poland and exploration and production interests in Argentina.

     We are the operator, with a 24.5 percent interest, of the Zhao Dong Block in Bohai Bay, offshore China. In 1994 and 1995, discovery wells tested at rates between 1,300 and 4,000 b/d of oil. In early 1997, one well tested at rates up to 11,571 b/d of oil and another tested at rates up to 15,359 b/d. An overall development plan for the C and D Fields in the Zhao Dong Block was approved by Chinese authorities in December 2000. During 2001, work commenced with the awarding of contracts for development drilling and the construction of production facilities in accordance with the approved overall development plan. First production is expected in 2003.

     We obtained our first acreage position in Poland in 1997, when we assumed operatorship and a 50 percent interest in over 5.5 million gross acres in Poland from FX Energy, Inc. At year-end 2001, we had 735,762 net undeveloped acres in Poland. In 2002, we will continue our efforts to reach agreement with the Polish Oil and Gas Company to explore more prospective acreage with them and/or buy producing or proved undeveloped assets. We will also continue engineering efforts for commercial development at the Wilga discovery.

     In 2001, we recorded an impairment to our properties in China and Poland, which is described in Item 7 of this Form 10-K.

     In 2001, we acquired exploration and production assets of Fletcher and Anadarko Petroleum in Argentina. As a result of these transactions, we are the operator, with a 100 percent interest, of the Lindero de Piedra and El Santiagueno Blocks. We also hold interests in the following blocks: Agua Salada (30 percent), Faro Virgenes (20 percent), CNQ-16 (seven percent) and CNQ-16A (25 percent). For the year, these interests held less than one percent of our proved reserves and generated small amounts of production and revenue. Our total net acreage in Argentina was 367,690 acres with 9,510 developed and 358,180 undeveloped at year-end 2001. In 2002, we have tentatively budgeted approximately $2.6 million of expenditures for Argentina, primarily for drilling three commitment wells on non-operated blocks and workover activity. Due to the present uncertainty facing the Argentine economy, Apache will maintain a defensive posture until improvement is evident. Our staff will concentrate on identifying opportunities and strategies for growth that can be implemented when Argentina's political and economic conditions improve.

DRILLING STATISTICS

     Worldwide, in 2001, we participated in drilling 939 gross new wells, with 828 (88 percent) completed as producers. Canada was the most active region, drilling 447 gross new wells with a success rate of 93 percent. We also performed over 1,350 major workovers and recompletions in North America during the year. Our drilling activities in the United States generally concentrate on further development of existing, producing fields rather than exploration. As a general matter, our international and Canadian drilling activities focus on more exploration drilling than do our U.S. activities. In addition to our completed wells, as of the end of the year, we were participating in the drilling of several wells that had not yet reached completion: two in the U.S. (1.67 net), six in Canada (5.7 net), three in Egypt (3 net) and one in Australia (.7 net).

     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

                                    NET EXPLORATORY             NET DEVELOPMENT             TOTAL NET WELLS
                               -------------------------   -------------------------   -------------------------
                               PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL
                               ----------   ----   -----   ----------   ----   -----   ----------   ----   -----
2001


United States................      5.9       4.4   10.3      202.9      32.0   234.9     208.8      36.4   245.2
Canada.......................      0.7       7.0    7.7      348.4      17.2   365.6     349.1      24.2   373.3
Egypt........................      4.5       4.5    9.0       25.0       7.5    32.5      29.5      12.0    41.5
Australia....................      1.4       5.2    6.6        5.0       2.6     7.6       6.4       7.8    14.2
Other International..........       --       3.4    3.4        0.3        --     0.3       0.3       3.4     3.7
                                  ----      ----   ----      -----      ----   -----     -----      ----   -----
       Total.................     12.5      24.5   37.0      581.6      59.3   640.9     594.1      83.8   677.9
                                  ====      ====   ====      =====      ====   =====     =====      ====   =====


2000


United States................      5.8       9.1   14.9      201.0      41.6   242.6     206.8      50.7   257.5
Canada.......................      1.0       7.0    8.0       58.7      11.7    70.4      59.7      18.7    78.4
Egypt........................      5.0       5.8   10.8        9.7       1.6    11.3      14.7       7.4    22.1
Australia....................      1.4      13.7   15.1        4.3        --     4.3       5.7      13.7    19.4
Other International..........       --       0.9    0.9         --        --      --        --       0.9     0.9
                                  ----      ----   ----      -----      ----   -----     -----      ----   -----
       Total.................     13.2      36.5   49.7      273.7      54.9   328.6     286.9      91.4   378.3
                                  ====      ====   ====      =====      ====   =====     =====      ====   =====


1999


United States................      4.1       8.2   12.3       59.1       4.8    63.9      63.2      13.0    76.2
Canada.......................      1.3       2.3    3.6       26.2      12.1    38.3      27.5      14.4    41.9
Egypt........................      1.6       1.2    2.8       15.6       1.2    16.8      17.2       2.4    19.6
Australia....................      2.0       5.4    7.4        2.6       0.2     2.8       4.6       5.6    10.2
Other International..........       --       1.6    1.6        0.5        --     0.5       0.5       1.6     2.1
                                  ----      ----   ----      -----      ----   -----     -----      ----   -----
       Total.................      9.0      18.7   27.7      104.0      18.3   122.3     113.0      37.0   150.0
                                  ====      ====   ====      =====      ====   =====     =====      ====   =====

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2001, is set forth below:

                                                      GAS             OIL            TOTAL
                                                 -------------   -------------   --------------
                                                 GROSS    NET    GROSS    NET    GROSS     NET
                                                 -----   -----   -----   -----   ------   -----
Offshore.......................................    350     190     522     342      872     532
Southern.......................................    820     521   3,528   2,214    4,348   2,735
Midcontinent...................................  2,312   1,224      81      63    2,393   1,287
Canada.........................................  2,466   1,851   2,535   1,082    5,001   2,933
Egypt..........................................     20      20     169     158      189     178
Australia......................................      8       5      29      14       37      19
Argentina......................................     34      12      31      20       65      32
                                                 -----   -----   -----   -----   ------   -----
     Total.....................................  6,010   3,823   6,895   3,893   12,905   7,716
                                                 =====   =====   =====   =====   ======   =====

GROSS AND NET UNDEVELOPED AND DEVELOPED ACREAGE

     The following table sets out our gross and net acreage position in each country where we have operations.

                                                   UNDEVELOPED ACREAGE       DEVELOPED ACREAGE
                                                 -----------------------   ---------------------
                                                   GROSS         NET         GROSS        NET
                                                   ACRES        ACRES        ACRES       ACRES
                                                 ----------   ----------   ---------   ---------
United States..................................     967,246      532,607   2,278,536   1,265,268
Canada.........................................   2,337,158    1,757,062   2,203,243   1,538,547
Egypt..........................................  12,376,601    8,105,798   1,118,981     997,762
Australia......................................   3,661,670    1,874,500     445,050     259,240
China..........................................       5,314        2,657       5,911       1,448
Poland.........................................   1,471,524      735,762          --          --
Argentina......................................     191,418       42,900     520,572     324,790
                                                 ----------   ----------   ---------   ---------
     Total Company.............................  21,010,931   13,051,286   6,572,293   4,387,055
                                                 ==========   ==========   =========   =========

ESTIMATED PROVED RESERVES AND FUTURE NET CASH FLOWS

     As of December 31, 2001, Apache had total estimated proved reserves of 599 million barrels of crude oil, condensate and NGLs and 4 Tcf of natural gas. Combined, these total estimated proved reserves are equivalent to 1.3 billion barrels of oil or 7.6 Tcf of gas. The company's reserves have grown for the 16th consecutive year. Estimated proved developed reserves comprise 75 percent of our total estimated proved reserves on a boe basis.

     The Company's estimates of proved reserves and proved developed reserves at December 31, 2001, 2000 and 1999, changes in proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Footnote 15, Supplemental Oil and Gas Disclosures (Unaudited), in the Apache Corporation 2001 Consolidated Financial Statements under Item 14 of this Form 10-K.

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program is based. Proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

     Apache emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

ACQUISITIONS OR DISCOVERIES OF ADDITIONAL RESERVES ARE NEEDED TO AVOID A MATERIAL DECLINE IN RESERVES AND PRODUCTION

     The rate of production from oil and gas properties generally declines as reserves are depleted. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline materially as reserves are produced. Future oil and gas production is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves.

SUBSTANTIAL COSTS INCURRED TO CONFORM TO GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels, as well as by other countries in which we do business. We have made and will continue to make large expenditures in our efforts to comply with the requirements of environmental and other regulations. Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs. Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights. These regulations affect our operations and limit the quantity of hydrocarbons we may produce and sell. In addition, at the U.S. federal level, the Federal Energy Regulatory Commission regulates interstate transportation of natural gas under the Natural Gas Act. Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

SUBSTANTIAL COSTS INCURRED RELATED TO ENVIRONMENTAL MATTERS

     We, as an owner or lessee and operator of oil and gas properties, are subject to various federal, provincial, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas.

     We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. We are not aware of any environmental claims existing as of December 31, 2001, which would have a material impact upon our financial position or results of operations.

     We have made and will continue to make expenditures in our efforts to comply with these requirements, which we believe are necessary business costs in the oil and gas industry. We have established policies for continuing compliance with environmental laws and regulations, including regulations applicable to our operations in all countries in which we do business. We also have established operational procedures and training programs designed to minimize the environmental impact on our field facilities. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that we are unable to separate the expenses related to environmental matters; however, we do not believe any such additional expenses are material to our financial position or results of operations.

     Although environmental requirements have a substantial impact upon the energy industry, generally these requirements do not appear to affect us any differently, or to any greater or lesser extent, than other companies in the industry. We do not believe that compliance with federal, state, local or foreign country provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of Apache or its subsidiaries; however, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

COMPETITION WITH OTHER COMPANIES COULD HARM US

     The oil and gas industry is highly competitive. Our business could be harmed by competition with other companies. Because oil and gas are fungible commodities, our principal form of competition is price competition. We strive to maintain the lowest finding and production costs possible in order to maximize profits. In addition, as an independent oil and gas company, we frequently compete for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with financial and other resources substantially larger than those we possess. Many of our competitors have established strategic long-term positions and maintain strong governmental relationships in countries in which we may seek new entry.

INSURANCE DOES NOT COVER ALL RISKS

     Exploration for and production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. We maintain insurance against certain losses or liabilities arising from our operations in accordance with customary industry practices and in amounts that management believes to be prudent; however, insurance is not available to us against all operational risks.

RISKS ARISING FROM THE FAILURE TO FULLY IDENTIFY POTENTIAL PROBLEMS RELATED TO ACQUIRED RESERVES OR TO PROPERLY ESTIMATE THOSE RESERVES

     From time to time we acquire oil and gas properties. Although we perform a review of the acquired properties that we believe is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher-value properties and will sample the remainder. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates (see above). In addition, there can be no assurance that acquisitions will not have an adverse effect upon our operating results, particularly during the periods in which the operations of acquired businesses are being integrated into our ongoing operations.

EMPLOYEES

     On December 31, 2001, we had 1,915 employees.

OFFICES

     Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2001, we maintained regional exploration and/or production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Beijing, China; Warsaw, Poland; and Buenos Aires, Argentina.

TITLE TO INTERESTS

     We believe that our title to the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and gas industry, subject only to immaterial exceptions which do not detract substantially from the value of the interests or materially interfere with their use in our operations. The interests owned by us may be subject to one or more royalty, overriding royalty and other outstanding interests customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as production payments, net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in our operations.

ITEM 2. PROPERTIES

     For information on our domestic and international properties, please see the discussions in Item 1 of this Form 10-K under Review of Company's Worldwide Operating Areas as identified by country. For tables setting out a description of our drilling activities, well counts and acreage positions, please see the information in Item 1 under Drilling Statistics, Productive Oil and Gas Wells and Gross and Net Undeveloped Acreage.

ITEM 3. LEGAL PROCEEDINGS

     The information set forth under the caption "Commitments and Contingencies" in Note 11 to our financial statements under Item 14 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Apache common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding our common stock for 2001 and 2000. Prices were obtained from the New York Stock Exchange Composite Transactions Reporting System; however, the per share prices and dividends shown in the following table have been adjusted to reflect the 10-percent stock dividend described below and have been rounded to the indicated decimal place.

                                               2001                                          2000
                             -----------------------------------------   --------------------------------------------
                                 PRICE RANGE       DIVIDENDS PER SHARE       PRICE RANGE       DIVIDENDS PER SHARE(1)
                             -------------------   -------------------   -------------------   ----------------------
                               HIGH       LOW      DECLARED       PAID     HIGH       LOW      DECLARED          PAID
                             --------   --------   --------       ----   --------   --------   --------          ----
First Quarter..............  $66.2500   $49.2727     $ --         $--    $46.8181   $29.2045     $.06            $.06
Second Quarter.............   60.7272    43.6818       --          --     55.9090    40.0000       --             .06
Third Quarter..............   49.4454    34.7727      .25          --     61.5341    42.1591      .13              --
Fourth Quarter.............   50.1182    36.9000      .10         .25     67.4432    46.8182       --             .13

---------------

(1) We paid dividends of $.25 per share in 2000, of which $.19 was declared in 2000 and $.06 was declared in the fourth quarter of 1999, as a result of changing our dividend payment schedule from a quarterly basis to an annual basis.

     The closing price per share of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 28, 2002, was $52.75. At February 28, 2002, there were 137,234,544 shares of our common stock outstanding held by approximately 9,000 shareholders of record and approximately 110,000 beneficial owners.

     We have paid cash dividends on our common stock for 35 consecutive years through December 31, 2001. During 2000, we implemented a change in the payment schedule for dividends on our common stock from a quarterly basis to an annual basis; however, during 2001, we implemented a return to a quarterly dividend payment schedule beginning in 2002. When, and if, declared by our board of directors, future dividend payments will depend upon our level of earnings, financial requirements and other relevant factors.

     In 1995, our board of directors adopted a stockholder rights plan to replace the former plan adopted in 1986. Under our stockholder rights plan, each of our common stockholders received a dividend of .9 "preferred stock purchase right" (adjusted for the 10-percent stock dividend) for each outstanding share of common stock that the stockholder owned. We refer to these preferred stock purchase rights as the "rights." Unless the rights have been previously redeemed, all shares of Apache common stock are issued with rights. The rights trade automatically with our shares of common stock. Certain triggering events will give the holders of the rights the ability to purchase shares of our common stock, or the equivalent stock of a person that acquires us, at a discount. The triggering events relate to persons or groups acquiring an amount of our common stock in excess of a set percentage, or attempting to or actually acquiring us. The details of how the rights operate are set out in our certificate of incorporation and the Rights Agreement, dated January 31, 1996, between Apache and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.). Both of those documents have been filed as exhibits to this Form 10-K and you should review them to fully understand the effects of the rights. The purpose of the rights is to encourage potential acquirors to negotiate with our board of directors before attempting a takeover bid and to provide our board of directors with leverage in negotiating on behalf of our stockholders the terms of any proposed takeover. The rights may have certain anti-takeover effects. They should not, however, interfere with any merger or other business combination approved by our board of directors.

     In May 1999, we issued 140,000 shares of 6.5 percent Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (Series C Preferred Stock) in the form of seven million depositary shares each representing 1/50th of a share of Series C Preferred Stock. The depositary shares are traded on the New York Stock Exchange and the Chicago Stock Exchange. The Series C Preferred Stock is not subject to a sinking fund or mandatory redemption. On May 15, 2002, each depositary share will automatically convert, subject to adjustments, into not more than 1.099 shares and not less than 0.9016 of a share of our common stock, depending on the market price of the common stock at that time. In 2000, we bought back 75,900 depositary shares at an average price of $34.42 per share. The excess of the purchase price to reacquire the depositary shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations. At any time prior to May 15, 2002, holders of the depositary shares may elect to convert each of their shares, subject to adjustments, into not less than 0.9016 of a share of our common stock (6,242,769 common shares). Holders of the depositary shares are entitled to receive cumulative cash dividends at an annual rate of $2.015 per depositary share when, and if, declared by our board of directors.

     On September 13, 2001, our board of directors declared a 10-percent dividend on our shares of common stock payable in common stock on January 21, 2002 to shareholders of record on December 31, 2001. Pursuant to the terms of the declared stock dividend, we issued 12,447,684 shares of our common stock on January 21, 2002 to the holders of the 124,655,495 shares of common stock outstanding on December 31, 2001. No fractional shares were issued in connection with the stock dividend and cash payments totaling $891,132 were made in lieu of fractional shares.

     The following updated financial information concerning the 10-percent stock dividend is as of December 31, 2001, and is provided as required under the regulations of The New York Stock Exchange, Inc.:

Amount capitalized in the aggregate (in thousands)..........   $544,871
Amount capitalized per share................................      42.51
Relation of aggregate amount to current earnings............        77%
Relation of aggregate amount to retained earnings...........        29%
Accounts to which aggregate amount was charged and credited:
  Decrease in retained earnings (in thousands)..............   $544,871
  Increase in common stock (in thousands)...................     16,022
  Increase in additional paid-in capital (in thousands).....    528,849

     Although this 10-percent stock dividend increased the outstanding shares of our common stock by 12,447,684 shares, it does not change any shareholder's proportionate equity interest in Apache. However, a sale by a shareholder of all or part of the shares received for this stock dividend will reduce such shareholder's proportionate equity in us.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries for each of the years in the five-year period ended December 31, 2001, which information has been derived from the Company's audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company's financial statements under Item 14 below.

                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues...................  $2,777,126   $2,283,904   $1,146,553   $  760,470   $  980,979
Income (loss) attributable to
  common stock...................     703,798      693,068      186,406     (131,391)     154,896
Net income (loss) per common
  share:
  Basic..........................        5.13         5.34         1.57        (1.22)        1.55
  Diluted........................        4.97         5.16         1.56        (1.22)        1.50
Cash dividends declared per
  common share...................         .35          .19          .25          .25          .25
BALANCE SHEET DATA
Total assets.....................   8,933,656    7,481,950    5,502,543    3,996,062    4,138,633
Long-term debt...................   2,244,357    2,193,258    1,879,650    1,343,258    1,501,380
Preferred interests of
  subsidiaries...................     440,683           --           --           --           --
Shareholders' equity.............   4,418,483    3,754,640    2,669,427    1,801,833    1,729,177
Common shares outstanding........     137,103      135,998      125,396      107,546      102,635

     For a discussion of significant acquisitions, refer to Note 3 to the Company's consolidated financial statements under Item 14 below. During 1998, the Company recorded $243 million pre-tax ($158 million net of tax) non-cash write-down of the carrying value of the Company's U.S. proved oil and gas properties due to ceiling test limitations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 2001, Apache turned in another record year on many operational and financial fronts, the result of our strategy of pursuing growth through a combination of drilling and acquisition activities in core areas worldwide. The results were achieved in a year marked with turmoil in the economy, financial markets and the energy industry. In January, natural gas prices neared $10 per thousand cubic feet (Mcf), only to fall below $2 per Mcf in October. Although commodity prices weakened through the year, Apache's rising production profile fueled record income attributable to common stock and record cash from operating activities of $704 million and $1.9 billion, respectively.

     Throughout the year, we remained focused on increasing our production and building our reserves at reasonable costs. Our production grew for the 24th consecutive year, rising 32 percent, to 344,130 barrels of oil equivalent per day (boe/d), the largest year-over-year percentage increase in a decade. Our fourth quarter average daily production exceeded 362,000 boe/d, pointing to a strong start for 2002. Our strategy put in place over a decade ago to seek opportunities outside the U.S., is paying off for shareholders; for the first time in our history, over half of our equivalent production came from outside the U.S., adding to the Company's stability. Additionally, our record reserves increased for the 16th consecutive year (by 17 percent) to 1.3 billion boe.

     Production and reserve growth was driven by successful drilling activities in Canada and Australia, and strategic acquisitions in Canada and Egypt. Development activities at the Ladyfern field in Canada, which was discovered on acreage acquired from Shell Canada in 1999, contributed 12 percent of the company-wide increase in gas production. In Australia, drilling and development activity at the Legendre, Gipsy/North Gipsy and Simpson fields accounted for approximately one-third of our worldwide oil production increase. Worldwide, we spent approximately $1.4 billion on exploration and development and completed over $1.2 billion of acquisitions. Our acquisitions were dominated by two transactions; the acquisition of the Fletcher Challenge Energy properties, primarily located in Canada, and the acquisition of substantially all of Repsol YPF's concession interests in Egypt. Including the related goodwill, our acquisition cost totaled $5.07 per Boe in 2001.

     All told, Apache spent approximately $2.6 billion on acquisitions, exploration and development, replacing 314 percent of production at a competitive all-in finding and acquisition cost of $5.64 per boe, the outcome of our long-term strategy to take a disciplined approach to controlling costs and growing through the most cost effective method given market conditions. Both acquisitions and drilling are important; a barrel is a barrel no matter how you obtain it. What matters are its underlying economics. Our strategy is also reflected in our balance sheet, which remained strong despite a record year of spending. We exited the year with debt (including preferred interests of subsidiaries and net of cash and cash equivalents and short-term investments) at 37 percent of total capitalization, even with year-end 2000. We also maintained a senior unsecured long-term debt rating of A3 from Moody's, and A- from the Standard and Poor's and Fitch rating agencies.

     In September 2001, to recognize Apache's transformation to a stronger, more profitable Company, we declared a 10-percent common stock dividend paid on January 21, 2002, to shareholders of record on December 31, 2001. In conjunction with our stock dividend, we increased our quarterly dividend from six cents per common share to 10 cents per share. Together, these actions are expected to result in a 57 percent increase in the dividends you will receive. All of the share and per share information included in this discussion have been adjusted for the stock dividend.

RESULTS OF OPERATIONS

  Acquisitions and Divestitures

     In each of the past three years, Apache has made significant acquisitions that affect the comparability of our financial results. We acquired 213, 254 and 246 million barrels of oil equivalent (MMboe) of proved reserves for approximately $0.9, $1.3 and $1.4 billion during 2001, 2000, and 1999, respectively. In addition, the acquisitions added $197 million of goodwill and $146 million of production, processing and transportation facilities in 2001, and $94 million of such facilities in 2000. These acquisitions helped strengthen our position in our core areas and provided promising prospects for future exploration and development activities. We will continue our strategy of finding additional reserves on the acquired properties and accelerating the production of those already identified.

     In connection with some of these acquisitions, we entered into and assumed fixed price commodity swaps and costless collars that protected Apache from falling commodity prices. This enabled us to better predict the financial implications of our acquisitions. These, as well as the gas price swaps associated with advances from gas purchasers, increased the Company's average natural gas price by $.09 per Mcf during 2001 and $.05 per Mcf during 2000. They reduced our average crude oil price by $.42 per bbl during 2001 and $1.62 per bbl during 2000. Driven by the uncertainty of how the collapse of Enron Corp. would impact the derivatives markets, we closed all of these positions in October and November 2001, and recognized a net gain of $10 million. An additional $21 million net gain will be recognized over the next two years as the original hedged production occurs.

     We continuously evaluate our portfolio of properties and divest those that are marginal or do not strategically fit into our growth program. We divested $348, $26 and $155 million of properties during 2001, 2000, and 1999, respectively.

  Revenues

     Our revenues are sensitive to changes in prices received for our products. A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have dramatic effects on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while economic factors such as the current U.S. recession could impact demand.

     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Revenues (in thousands):
  Natural gas............................................  $1,493,283   $1,092,552   $  517,582
  Oil....................................................   1,242,795    1,147,386      612,829
  Natural gas liquids....................................      54,616       50,821       13,535
                                                           ----------   ----------   ----------
     Total...............................................  $2,790,694   $2,290,759   $1,143,946
                                                           ==========   ==========   ==========
Natural Gas Volume -- Mcf per day:
  United States..........................................     615,341      544,703      461,444
  Canada.................................................     298,424      130,485       99,791
  Egypt..................................................      95,918       47,464       15,916
  Australia..............................................     116,943      107,894       76,220
  Other International....................................         648           --        2,749
                                                           ----------   ----------   ----------
     Total...............................................   1,127,274      830,546      656,120
                                                           ==========   ==========   ==========
Average Natural Gas Price -- Per Mcf:
  United States..........................................  $     4.09   $     3.98   $     2.32
  Canada.................................................        3.67         3.52         1.73
  Egypt..................................................        3.51         4.51         3.45
  Australia..............................................        1.22         1.34         1.51
  Other International....................................        1.20           --         1.72
     Total...............................................        3.63         3.59         2.16
Oil Volume -- Barrels per day:
  United States..........................................      58,501       56,521       45,556
  Canada.................................................      25,895       14,720        3,053
  Egypt..................................................      39,238       27,745       31,751
  Australia..............................................      23,548       15,551       10,624
  Other International....................................         117           --           37
                                                           ----------   ----------   ----------
     Total...............................................     147,299      114,537       91,021
                                                           ==========   ==========   ==========
Average Oil Price -- Per barrel:
  United States..........................................  $    24.28   $    27.77   $    17.97
  Canada.................................................       19.08        22.25        19.35
  Egypt..................................................       23.59        27.81        18.63
  Australia..............................................       23.89        29.99        19.70
  Other International....................................       17.90           --        15.68
     Total...............................................       23.12        27.37        18.45
NGL Volume -- Barrels per day:
  United States..........................................       7,679        6,030        3,308
  Canada.................................................       1,272        1,204          630
                                                           ----------   ----------   ----------
     Total...............................................       8,951        7,234        3,938
                                                           ==========   ==========   ==========
Average NGL Price -- Per barrel:
  United States..........................................  $    16.60   $    19.36   $     9.37
  Canada.................................................       17.45        18.36         9.64
     Total...............................................       16.72        19.19         9.42

  Natural Gas Revenues

     A 36 percent increase in our natural gas production contributed $390 million to our 2001 revenues. Canada's increase was primarily driven by our acquisition of producing properties from Phillips Petroleum Company (Phillips) (December 2000) and Fletcher (March 2001) as well as strong exploration and development results from the Ladyfern area. A full year of production from the properties we acquired from Occidental Petroleum Corporation (Occidental) (August 2000) and Collins & Ware, Inc. (Collins & Ware) (June 2000) helped to boost our domestic production by 13 percent, while properties acquired from Repsol helped double our Egyptian production.

     During 2000, our natural gas revenues more than doubled. About 60 percent of this increase was the result of significantly higher natural gas prices. Recognizing the opportunities that these strong natural gas prices provided, we acquired numerous properties at reasonable prices and accelerated our drilling program. Together, these helped increase our production by 27 percent. Properties acquired from a subsidiary of Repsol (January 2000), Collins & Ware (June 2000) and Occidental (August 2000) enabled us to increase our domestic production by 18 percent. Increased developmental activities on the properties acquired from Shell Canada Limited (Shell Canada) (November 1999) added 31 percent to our Canadian production. The completion of a second pipeline in Australia helped us tap our existing capacity and increase production by 42 percent in 2000. Similarly, Egyptian gas production nearly tripled in 2000 reflecting a full year of deliveries into the northern portion of the Western Desert Gas Pipeline.

     We have used long-term, fixed-price physical contracts to lock in a portion of our domestic future natural gas production at fixed prices. These contracts represented approximately 11 and 10 percent of our 2001 and 2000 domestic natural gas production, respectively. The contracts provide protection to the Company in the event of decreasing natural gas prices. The historically high prices for natural gas during 2001 and 2000, however, resulted in losses under these contracts, negatively impacting our average realized prices by $.06 per Mcf in 2001 and $.17 per Mcf in 2000. In addition, due to the availability of long-term contracts in Australia, substantially all of our Australian natural gas production is subject to fixed prices.

  Crude Oil Revenues

     Our crude oil revenues increased in 2001 despite a 16 percent drop in the average realized price. This was due to a 29 percent increase in our crude oil production. With the acquisition and subsequent exploitation of properties acquired from Repsol (March 2001), we increased our Egyptian production by 41 percent. Strong results on properties we acquired from Fletcher (March 2001) and Phillips (December 2000) helped us increase our Canadian oil production by 76 percent. We also had success on the drilling front, increasing our Australian production by nearly 51 percent with successful development of the Legendre, Gipsy/North Gipsy and Simpson fields.

     Our crude oil revenues during 2000 nearly doubled, driven by substantially higher oil prices and significant production growth. During 2000, demand for oil increased, helping boost oil prices by nearly 50 percent. Apache was in prime position to take advantage of this pricing environment. We increased our overall oil production by 26 percent. Our acquisition of properties from Shell Offshore Inc. and affiliated Shell entities (Shell Offshore) (May 1999), Collins & Ware (June 2000), and Occidental (August 2000) helped drive domestic oil production up 24 percent. The acquisition of properties from Shell Canada (November 1999) significantly expanded our position in Canada and was a major factor in the 382 percent increase in production in that country. Successful drilling in the Stag field enabled us to increase our Australian production by 46 percent. Our Egyptian oil production decreased 13 percent as a result of the price-driven dynamics of certain production sharing contracts.

  Operating Expenses

     The table below presents a detail of our expenses.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001      2000     1999
                                                              ------    ------    ----
                                                                   (IN MILLIONS)
Depreciation, depletion and amortization (DD&A):
  Oil and gas property and equipment........................  $  760    $  548    $416
  Other assets..............................................      61        36      27
International impairments...................................      65        --      --
Lease operating costs (LOE).................................     407       255     191
Severance and other taxes...................................      70        59      32
General and administrative expense (G&A)....................      89        76      54
Financing costs, net........................................     118       106      82
                                                              ------    ------    ----
     Total..................................................  $1,570    $1,080    $802
                                                              ======    ======    ====

  Depreciation, Depletion and Amortization

     Apache's full cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs. During 2001, our DD&A per boe increased by $.30 to $6.05. This was primarily the result of higher drilling and finding costs and negative reserve revisions associated with declining prices. During 2000, full cost DD&A expense increased by $.18 to $5.75 per boe due primarily to the cost of oil producing properties acquired from Occidental ($6.74 per boe).

     Depreciation on other assets increased $25 million in 2001 due to additional facilities acquired from Fletcher (March 2001) and Repsol (March
2001) and the amortization of goodwill. In connection with the adoption of a new accounting principle effective January 1, 2002, we will no longer amortize our goodwill. Instead, it will be assessed for periodic impairment, as discussed in the impairment section below.

  Impairments

     We periodically assess all of our unproved properties for possible impairment. When an impairment occurs, costs associated with these properties are generally transferred to our proved property base where they become subject to amortization. In some of our international exploration plays, however, we have not yet established proved reserves. As such, any impairments in these areas are immediately charged to earnings. During 2001, we impaired a portion of our unproved property costs in Poland and China by $65 million ($41 million after-tax). We are continuing to evaluate our operations in Poland, which may result in additional impairments in 2002.

     As discussed in Note 2 of Item 14 of this Form 10-K, beginning in 2002, goodwill will be subject to a periodic fair-value-based impairment assessment. The Company has not yet determined whether or the extent to which the impairment test will affect the consolidated financial statements.

  Lease Operating Costs

     Lease operating costs are driven in part by the type of commodity produced and the level of workovers performed. Oil is inherently more expensive to produce than natural gas. Workovers continue to be an important part of our strategy. They enable us to exploit our existing reserves by accelerating production and taking advantage of high pricing environments, such as the one we had during the first half of 2001. During 2001, these costs were $3.24 per boe, a $.56 increase from 2000. The increase was primarily driven by three factors. First, our acquisition of Canadian and offshore Gulf of Mexico oil properties carry higher production costs than our other operations. Second, although high commodity prices are beneficial to us overall, they can drive up some of our production costs. Domestically, we had to pay more for service, power and lease fuel costs than we did in 2000. Finally, workover activity was up in the U.S. and Canada. Increases in these two countries were the primary driver of the $.12 increase in LOE per boe in 2000 over 1999 costs.

  Severance and Other Taxes

     Severance and other taxes, which generally are based on a percentage of oil and gas production revenues, increased in 2001 and 2000 due to higher oil and gas revenues. Also contributing to the increases were higher effective production tax rates resulting from a loss of available incentives in Oklahoma due to higher commodity prices and an increase in Canadian Large Corporation Tax from the added production of the properties acquired from Fletcher (March 2001).

  Administrative, Selling and Other Expenses

     G&A is influenced by the size of our business. As a result of our active acquisition program, especially in Canada, G&A increased during 2001 and 2000. On an equivalent barrel basis, however, expensed G&A fell 10 percent during 2001 to $.71. This was the result of a significant increase in our production while controlling our costs. During 2000, G&A per boe increased 10 percent to $.79. This was primarily the result of higher incentive compensation driven by Apache's then record performance.

  Financing Costs, Net

     Net financing costs increased by 11 percent in 2001 and 30 percent in 2000 due to higher average outstanding borrowings resulting from increased capital expenditures and acquisitions. At year-end 2001, approximately 31 percent of our borrowings were subject to fluctuations in short-term rates. As a result of the decline in these rates, our weighted average cost of borrowing decreased to 5.9 percent in 2001 from 7.5 percent in 2000.

OIL AND GAS CAPITAL EXPENDITURES

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Exploration and Development:
  United States..........................................  $  699,180   $  495,803   $  217,476
  Canada.................................................     410,345      135,627       45,691
  Egypt..................................................     127,603       84,949       59,808
  Australia..............................................      85,169       73,835       60,976
  Other International....................................      20,838       18,077       21,388
                                                           ----------   ----------   ----------
                                                            1,343,135      808,291      405,339
  Capitalized Interest...................................      56,749       62,000       45,722
                                                           ----------   ----------   ----------
     Total...............................................  $1,399,884   $  870,291   $  451,061
                                                           ==========   ==========   ==========
Acquisitions:
  Oil and Gas Properties.................................  $  880,286   $1,324,427   $1,347,704
  Gas gathering, transmission and processing
     facilities..........................................     146,295       94,000       43,502
  Goodwill...............................................     197,200           --           --
                                                           ----------   ----------   ----------
                                                           $1,223,781   $1,418,427   $1,391,206
                                                           ==========   ==========   ==========

     Apache's 2001 acquisition and drilling program added 394.1 MMboe of proved reserves (including revisions) and replaced 314 percent of production.

     The capital expenditure budget for 2002 is approximately $590 million (excluding acquisitions), including $350 million for North America. Preliminary North American exploration and development expenditures include $60 million in the Southern region, $40 million in the Midcontinent region, $100 million in the Offshore region and $150 million in Canada. The Company has estimated its other international exploration and development expenditures in 2002, exclusive of facilities, to total approximately $240 million. Capital expenditures will be reviewed and possibly adjusted throughout the year in light of changing industry conditions.

  Cash Dividend Payments

     Apache paid a total of $20 million in dividends during 2001 on its Series B Preferred Stock issued in August 1998 and its Series C Preferred Stock issued in May 1999. Dividends on the Series C Preferred Stock will be paid through May 15, 2002, when the shares will automatically convert to common stock (see Note 9 under Item 14 below). Common dividends paid during 2001 totaled $35 million, up five percent from 2000, due to increased common shares outstanding. The Company has paid cash dividends on its common stock for 35 consecutive years through 2001. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors. The Company has increased its annual common stock dividend to $.40 per share beginning in 2002.

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

  Net Cash Provided by Operating Activities

     Apache's net cash provided by operating activities during 2001 totaled $1.9 billion, an increase of 27 percent over the $1.5 billion in 2000. This increase was due primarily to higher oil and gas production revenue as a result of full-year production from 2000 property acquisitions and properties acquired in 2001. Net cash provided by operating activities during 2000 increased $891 million from 1999 due primarily to higher oil and gas production and prices in 2000.

  Debt

     At December 31, 2001, Apache had outstanding debt of $663 million under its credit and commercial paper facilities and a total of $1.6 billion of other debt. This other debt included notes and debentures maturing in the years 2002 through 2096. The 9.25 percent notes totaling $100 million mature on June 1, 2002. These notes and the outstanding debt under credit and commercial paper facilities are classified as long-term debt because the Company has the ability and intent to refinance them on a long-term basis through rollover of commercial paper or availability under the U.S. portion of the global credit facility and 364-day revolving credit facility. The global credit facility is scheduled to mature in June 2003. The Company is planning to negotiate new credit facilities in the first half of 2002. The Company's debt, including preferred interests of subsidiaries and net of cash and cash equivalents and short-term investments, was 37 percent of total capitalization at December 31, 2001 and 2000. Based on our current plan for capital spending and projections of debt and interest rates, interest payments on the Company's debt for 2002 are projected to be $154 million (using weighted average balances for floating rate obligations).

     Apache has a $500 million, 364-day revolving credit agreement with a group of banks. The terms of this facility are substantially the same as those of Apache's global credit facility. The 364-day credit facility will be used, along with the U.S. portion of the global credit facility, to support Apache's commercial paper program, which was increased from $700 million to $1.2 billion in late July 2000. Refer to Note 6 under Item 14 of this Form 10-K for discussion of our debt instruments and related covenants.

  Preferred Interests of Subsidiaries

     During 2001, several of our subsidiaries issued a total of $443 million ($441 million, net of issuance costs) of preferred stock and limited partner interests to unrelated institutional investors, adding to the Company's financial liquidity. We pay a weighted average return to the investors of 123 basis points above the prevailing LIBOR interest rate. These subsidiaries are consolidated in the accompanying financial statements with the $441 million reflected as preferred interests of subsidiaries on the balance sheet.

  Stock Transactions

     On September 13, 2001, the Company's Board of Directors declared a 10 percent stock dividend, which was paid on January 21, 2002, to shareholders of record on December 31, 2001. No fractional shares were issued and cash payments were made in lieu of fractional shares. In connection with the declaration of this stock dividend, a reclassification was made to transfer $545 million from retained earnings to common stock and additional paid-in-capital in the accompanying consolidated balance sheet.

     During 2001, the Company repurchased 962,600 shares of common stock to be held in treasury at an average price of $45.09 per share.

     On August 2, 2000, the Company completed the public offering of 10.1 million shares of Apache common stock, including 1.3 million shares for the underwriters' over-allotment option, at $44.55 per share and total net proceeds of approximately $434 million. The proceeds were used to fund a portion of the acquisitions made during 2000 and repay indebtedness under Apache's commercial paper program.

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

LIQUIDITY

     The Company had $36 million in cash and cash equivalents on hand at December 31, 2001, slightly down from $37 million at December 31, 2000. Apache's ratio of current assets to current liabilities increased from 1.14 at December 31, 2000, to 1.34 at December 31, 2001.

     The Company had $103 million in short-term securities (U.S. Government Agency Notes) at December 31, 2001, a portion of which is currently available to fund operating and exploration activities, and will be available to reduce long-term debt after August, 2002.

     Apache believes that cash on hand, net cash generated from operations, short-term investments, and unused committed borrowing capacity under its global credit facility and 364-day credit facility will be adequate to satisfy the Company's financial obligations to meet liquidity needs for the foreseeable future. As of December 31, 2001, Apache's available borrowing capacity under its global credit facility and 364-day revolving credit facility was $839 million.

     The Company's contractual obligations relate primarily to long-term debt, preferred interests of subsidiaries, operating leases, pipeline transportation commitments and international commitments. The following table summarizes the Company's contractual obligations as of December 31, 2001. Refer to the indicated footnote to the Company's consolidated financial statements under Item 14 of this Form 10-K for further information regarding these obligations. The Company expects to fund these contractual obligations with cash generated from operations.

                                  FOOTNOTE
    CONTRACTUAL OBLIGATIONS       REFERENCE     TOTAL       2002       2003      2004      2005      2006     THEREAFTER
--------------------------------  ---------   ----------   -------   --------   -------   -------   -------   ----------
Long-term debt..................  Note 6      $2,244,357   $    --   $800,470   $    --   $   830   $   274   $1,442,783
Preferred interests of
  subsidiaries..................  Note 12        440,683        --         --        --        --        --      440,683
Non-cancelable operating leases
  and long-term pipeline
  transportation commitments....  Note 11        109,848    32,062     28,040    17,075    14,217    12,433        6,021
International commitments.......  Note 11         82,548    40,050     31,792     8,257     2,449        --           --
Properties acquired requiring
  future payments to Occidental
  Petroleum Corporation.........  Note 3          29,659     9,181      9,869    10,609        --        --           --
Operating costs associated with
  a pre-existing volumetric
  production payment of acquired
  properties....................  Note 3          19,063     5,184      4,502     3,770     3,047     2,530           30
                                              ----------   -------   --------   -------   -------   -------   ----------
    Total Contractual
      Obligations (a)...........              $2,926,158   $86,477   $874,673   $39,711   $20,543   $15,237   $1,889,517
                                              ==========   =======   ========   =======   =======   =======   ==========

---------------

(a) Note that this table does not include the liability for dismantlement, abandonment and restoration costs of offshore drilling platforms. The Company currently includes such costs in the amortizable base of its oil and gas properties. Effective with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, the Company will record a liability for the fair value of this asset retirement obligation, which will be capitalized as part of the oil and gas properties' carrying amount. See Note 2 to the accompanying financial statements for further discussion.

     Our liquidity could be impacted by a downgrade of the credit rating for our senior unsecured long-term debt by Standard & Poor's to BBB- or lower and by Moody's to Baa3 or lower; however, we do not believe that such a sharp downgrade is reasonably likely. If our debt were to receive such a downgrade, our subsidiaries that issued the preferred interests described in Note 12 to the accompanying financial statements could be in violation of their covenants which may require them to redeem some of the preferred interests as described in that Note.

FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

     - exploiting our existing asset base;

     - acquiring properties to which we can add incremental value; and

     - investing in high-potential exploration prospects.

     In order to maximize financial flexibility during a period of highly volatile natural gas prices coupled with a faltering U.S. economy, Apache's present plans are to reduce 2002 worldwide capital expenditures for exploratory and development drilling to approximately $590 million from $1.4 billion in 2001. Any excess cash flow will be used to reduce debt until such time that we elect either to increase drilling expenditures should the commodity price environment improve, or to pursue acquisition opportunities should they become available at reasonable prices.

  Exploiting Existing Asset Base

     Apache seeks to maximize the value of our existing asset base by increasing production and reserves while reducing operating costs per unit. In order to achieve these objectives, we rigorously pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions completed over the last two years, Apache's inventory of exploitation opportunities has never been larger.

  Acquiring Properties to Which We Can Add Incremental Value

     Apache seeks to purchase reserves at appropriate prices by generally avoiding auction processes where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. Recently exorbitant acquisition prices have caused Apache to sideline its acquisition activities until appropriate opportunities arise at reasonable prices.

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

     A critical component in implementing our three-pronged growth strategy is maintenance of significant financial flexibility. Rating upgrades on Apache's senior unsecured long-term debt received from Moody's and Standard & Poor's illustrate our commitment to preserving a strong balance sheet and building a solid foundation and competitive advantage with which to pursue our growth initiatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $17.35 per barrel to a high of $27.67 per barrel during 2001. Average gas price realizations ranged from a monthly low of $2.24 per Mcf to a monthly high of $7.33 per Mcf during the same period. Based on the Company's 2001 worldwide oil production levels, a $1.00 per barrel change in the weighted average price of oil would increase or decrease revenues by $54 million. Based on the Company's 2001 worldwide gas production levels, a $.10 per Mcf change in the weighted average price of gas would increase or decrease revenues by $41 million.

     If oil and gas prices decline significantly in the future, even if only for a short period of time, it is possible that non-cash write-downs of our oil and gas properties could occur under the full cost accounting rules of the Securities and Exchange Commission (SEC). Under these rules, we review the carrying value of our proved oil and gas properties each quarter on a country-by-country basis to ensure that capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, and deferred income taxes, do not exceed the "ceiling". This ceiling is the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. The calculation of estimated future net cash flows is based on the prices for crude oil and natural gas in effect on the last day of each fiscal quarter except for volumes sold under long-term contracts. Write-downs required by these rules do not impact cash flow from operating activities.

     The Company periodically enters into hedging activities on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage its exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes. As indicated in Note 4 under Item 14 below, the Company terminated all of its derivative instruments in October and November 2001.

     Apache sells all of its Egyptian crude oil and natural gas to the EGPC for U.S. dollars. Deteriorating economic conditions during 2001 in Egypt have lessened the availability of U.S. dollars resulting in a gradual decline in timeliness of receipts from EGPC.

INTEREST RATE RISK

     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 69 percent of the Company's debt. At December 31, 2001, total debt included $700 million of floating-rate debt. As a result, Apache's annual interest costs in 2002 will fluctuate based on short-term interest rates on approximately 31 percent of its total debt outstanding at December 31, 2001. Additionally, our preferred interests of subsidiaries of $441 million is subject to fluctuations in short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating interest rate, including our preferred interests in subsidiaries, (approximately 22 basis points) would be approximately $2 million. The Company did not have any open derivative contracts relating to interest rates at December 31, 2001 or 2000.

FOREIGN CURRENCY RISK

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Australian gas production is sold under fixed-price Australian dollar contracts and over half the costs incurred are paid in Australian dollars. Revenue and disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date. Reported cash flow from Canadian operations is measured in Canadian dollars and converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. A portion of Apache's debt in Canada is denominated in U.S. dollars and, as such, is adjusted for differences in exchange rates at each period-end. This unrealized adjustment is recorded as other revenues (losses). Substantially all of the Company's international transactions, outside of Canada and Australia, are denominated in U.S. dollars. A 10 percent weakening of each of the Canadian dollar, Polish zloty or Australian dollar will result in a foreign currency loss of approximately $17 million. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 2001 or 2000.

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

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although

Apache makes use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices, or a prolonged continuation of low prices, may substantially adversely affect the Company's financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-48 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Nominees for Election as Directors", "Continuing Directors", "Executive Officers of the Company", and "Securities Ownership and Principal Holders" in the proxy statement relating to the Company's 2002 annual meeting of stockholders (the Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table", "Option/SAR Grants Table", "Option/SAR Exercises and Year-End Value Table", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

      1. Financial Statements

      Report of management........................................   F-1
      Report of independent public accountants....................   F-2
      Statement of consolidated operations for each of the three
        years in the period ended December 31, 2001...............   F-3
      Statement of consolidated cash flows for each of the three
        years in the period ended December 31, 2001...............   F-4
      Consolidated balance sheet as of December 31, 2001 and
        2000......................................................   F-5
      Statement of consolidated shareholders' equity for each of
        the three years in the period ended December 31, 2001.....   F-6
      Notes to consolidated financial statements..................   F-7

      2. Financial Statement Schedules

        Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

3. Exhibits

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
   2.1    --    Purchase and Sale Agreement by and between Texaco
                Exploration and Production Inc., as seller, and Registrant, as buyer, dated December 22, 1994 (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K,
                dated November 29, 1994, SEC File No. 1-4300).
   2.2    --    Amended and Restated Agreement and Plan of Merger among
                Registrant, XPX Acquisitions, Inc. and DEKALB Energy
                Company, dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to Registrant's
                Registration Statement on Form S-4, Registration No.
                33-57321, filed April 14, 1995).
   2.3    --    Agreement and Plan of Merger among Registrant, YPY
                Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                dated March 27, 1996 (incorporated by reference to Exhibit
                2.1 to Registrant's Registration Statement on Form S-4,
                Registration No. 333-02305, filed April 5, 1996).
   3.1    --    Restated Certificate of Incorporation of Registrant, dated
                December 16, 1999, as filed with the Secretary of State of
                Delaware on December 17, 1999 (incorporated by reference to
                Exhibit 99.1 to Registrant's Current Report on Form 8-K,
                dated December 17, 1999, SEC File No. 1-4300).
   3.2    --    Bylaws of Registrant, as amended May 3, 2001 (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File
                No. 1-4300).
   4.1    --    Form of Certificate for Registrant's Common Stock
                (incorporated by reference to Exhibit 4.1 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1995,
                SEC File No. 1-4300).
   4.2    --    Form of Certificate for Registrant's 5.68% Cumulative
                Preferred Stock, Series B (incorporated by reference to
                Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant's
                Current Report on Form 8-K, dated April 18, 1998, SEC File
                No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
   4.3    --    Form of Certificate for Registrant's Automatically
                Convertible Equity Securities, Conversion Preferred Stock,
                Series C (incorporated by reference to Exhibit 99.8 to
                Amendment No. 1 on Form 8-K/A to Registrant's Current Report
                on Form 8-K, dated April 29, 1999, SEC File No. 1-4300).
   4.4    --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                Statement on Form 8-A, dated January 24, 1996, SEC File No.
                1-4300).
  10.1    --    Credit Agreement, dated June 12, 1997, among the Registrant, the lenders named therein, Morgan Guaranty Trust Company, as
                Global Documentation Agent and U.S. Syndication Agent, The
                First National Bank of Chicago, as U.S. Documentation Agent,
                NationsBank of Texas, N.A., as Co-Agent, Union Bank of
                Switzerland, Houston Agency, as Co-Agent, and The Chase
                Manhattan Bank, as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
  10.2    --    Credit Agreement, dated June 12, 1997, among Apache Canada
                Ltd., a wholly-owned subsidiary of the Registrant, the
                lenders named therein, Morgan Guaranty Trust Company, as
                Global Documentation Agent, Royal Bank of Canada, as
                Canadian Documentation Agent, The Chase Manhattan Bank of
                Canada, as Canadian Syndication Agent, Bank of Montreal, as
                Canadian Administrative Agent, and The Chase Manhattan Bank,
                as Global Administrative Agent (incorporated by reference to
                Exhibit 10.2 to Registrant's Current Report on Form 8-K,
                dated June 13, 1997, SEC File No. 1-4300).
  10.3    --    Credit Agreement, dated June 12, 1997, among Apache Energy
                Limited and Apache Oil Australia Pty Limited, wholly-owned subsidiaries of the Registrant, the lenders named therein,
                Morgan Guaranty Trust Company, as Global Documentation
                Agent, Bank of America National Trust and Savings
                Association, Sydney Branch, as Australian Documentation
                Agent, The Chase Manhattan Bank, as Australian Syndication
                Agent, Citisecurities Limited, as Australian Administrative
                Agent, and The Chase Manhattan Bank, as Global
                Administrative Agent (incorporated by reference to Exhibit
                10.3 to Registrant's Current Report on Form 8-K, dated June
                13, 1997, SEC File No. 1-4300).
  10.4    --    Fiscal Agency Agreement, dated January 4, 1995, between
                Registrant and Chemical Bank, as fiscal agent, relating to
                Registrant's 6% Convertible Subordinated Debentures due 2002
                (incorporated by reference to Exhibit 99.2 to Registrant's
                Current Report on Form 8-K, dated December 6, 1994, SEC File
                No. 1-4300).
  10.5    --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Khalda Area in Western Desert of Egypt
                by and among Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation and Phoenix Resources Company of
                Egypt, dated April 6, 1981 (incorporated by reference to
                Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                year ended December 31, 1984, SEC File No. 1-547).
  10.6    --    Amendment, dated July 10, 1989, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                Resources Company of Egypt incorporated by reference to
                Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                for quarter ended June 30, 1989, SEC File No. 1-547).
  10.7    --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                Company of Egypt and Conoco Khalda Inc. (incorporated by
                reference to Exhibit 10.1 to Phoenix's Registration
                Statement on Form S-1, Registration No. 33-1069, filed
                October 23, 1985).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  10.8    --    Amendment, dated March 30, 1989, to Farmout Agreement
                relating to the Khalda Area Concession, by and between
                Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                (incorporated by reference to Exhibit 10(d)(5) to Phoenix's
                Quarterly Report on Form 10-Q for quarter ended June 30,
                1989, SEC File No. 1-547).
  10.9    --    Amendment, dated May 21, 1995, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt between Arab Republic of Egypt, the
                Egyptian General Petroleum Corporation, Repsol Exploracion
                Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                Corporation (incorporated by reference to Exhibit 10.12 to
                Registrant's Annual Report on Form 10-K for year ended
                December 31, 1997, SEC File No. 1-4300).
  10.10   --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area in Western Desert of Egypt,
                between Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation, Phoenix Resources Company of Qarun
                and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                Form 10-K for year ended December 31, 1993, SEC File No.
                1-547).
  10.11   --    Agreement for Amending the Gas Pricing Provisions under the
                Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area, effective June 16, 1994
                (incorporated by reference to Exhibit 10.18 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1996,
                SEC File No. 1-4300).
 +10.12   --    Apache Corporation Corporate Incentive Compensation Plan A
                (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                1-4300).
 +10.13   --    Apache Corporation Corporate Incentive Compensation Plan B
                (Strategic Objectives Format), dated July 16, 1998
                (incorporated by reference to Exhibit 10.14 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.14   --    Apache Corporation 401(k) Savings Plan, dated August 1,
                1997, effective January 1, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                dated August 8, 1997, SEC File No. 1-4300).
 +10.15   --    Amendments to Apache Corporation 401(k) Savings Plan, dated
                October 21, 1999, effective as of January 1, 1997 and 1999, and amendment dated December 31, 1999, effective as of
                January 1, 2000 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year
                ended December 31, 1999, SEC File No. 1-4300).
 +10.16   --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                August 3, 2001, effective as of the various dates specified therein (incorporated by reference to Exhibit 10.11 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.17   --    Apache Corporation Money Purchase Retirement Plan, dated
                December 31, 1997, effective January 1, 1997 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File
                No. 1-4300).
 +10.18   --    Amendments to Apache Corporation Money Purchase Retirement
                Plan, dated October 21, 1999, effective as of January 1,
                1997 and 1998 (incorporated by reference to Exhibit 10.18 to
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1999, SEC File No. 1-4300).
 +10.19   --    Amendment to Apache Corporation Money Purchase Retirement
                Plan, dated August 3, 2001, effective as of the various
                dates specified therein (incorporated by reference to
                Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2001, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 +10.20   --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                restated as of January 1, 1997, and amendments effective as of January 1, 1997, January 1, 1998 and January 1, 1999
                (incorporated by reference to Exhibit 10.17 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.21   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated February 22, 2000, effective as of
                January 1, 1999 (incorporated by reference to Exhibit 4.7 to
                Registrant's Registration Statement on Form S-8,
                Registration No. 333-31092, filed February 25, 2000); and
                Amendment dated July 27, 2000 (incorporated by reference to
                Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-31092, filed
                August 18, 2000).
 +10.22   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated August 3, 2001, effective as of September
                1, 2000 and July 1, 2001 (incorporated by reference to
                Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.23   --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to
                Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.24   --    Apache Corporation 1995 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
+*10.25   --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 6, 2002.
 +10.26   --    Apache Corporation 1996 Performance Stock Option Plan, as
                amended and restated September 13, 2001 (incorporated by
                reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, SEC
                File No. 1-4300).
 +10.27   --    Apache Corporation 1998 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.28   --    Apache Corporation 2000 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.05 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.29   --    1990 Employee Stock Option Plan of The Phoenix Resource
                Companies, Inc., as amended through September 29, 1995,
                effective April 9, 1990 (incorporated by reference to
                Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 1996, SEC File No. 1-4300).
+*10.30   --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001.
 +10.31   --    Apache Corporation Deferred Delivery Plan, as amended and
                restated May 3, 2001 (incorporated by reference to Exhibit
                10.07 to Registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.32   --    Apache Corporation Non-Employee Directors' Compensation
                Plan, as amended and restated December 17, 1998
                (incorporated by reference to Exhibit 10.26 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.33   --    Apache Corporation Outside Directors' Retirement Plan, as
                amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2001, SEC File No.
                1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 +10.34   --    Apache Corporation Equity Compensation Plan for Non-Employee
                Directors, as amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.09 to Registrant's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2001, SEC
                File No. 1-4300).
 +10.35   --    Amended and Restated Employment Agreement, dated December 5,
                1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
 +10.36   --    First Amendment, dated April 4, 1996, to Restated Employment
                Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
 +10.37   --    Amended and Restated Employment Agreement, dated December
                20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                1-4300).
 +10.38   --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                10.6 to Registrant's Annual Report on Form 10-K for year
                ended December 31, 1989, SEC File No. 1-4300).
 +10.39   --    Amended and Restated Conditional Stock Grant Agreement,
                dated June 6, 2001, between Registrant and G. Steven Farris
                (incorporated by reference to Exhibit 10.10 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2001, SEC File No. 1-4300).
  10.40   --    Amended and Restated Gas Purchase Agreement, effective July
                1, 1998, by and among Registrant and MW Petroleum
                Corporation, as Seller, and Producers Energy Marketing, LLC,
                as Buyer (incorporated by reference to Exhibit 10.1 to
                Registrant's Current Report on Form 8-K, dated June 18,
                1998, SEC File No. 1-4300).
 *12.1    --    Statement of Computation of Ratios of Earnings to Fixed
                Charges and Combined Fixed Charges and Preferred Stock
                Dividends
 *21.1    --    Subsidiaries of Registrant
 *23.1    --    Consent of Arthur Andersen LLP
 *23.2    --    Consent of Ryder Scott Company L.P., Petroleum Consultants
 *24.1    --    Power of Attorney (included as a part of the signature pages to this report)
 *99.1    --    Notification letter to the SEC from Apache, dated March 21,
                2002, pursuant to Temporary Note 3T to Regulation S-X.

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

     (b) Reports on Form 8-K

    There were no current reports on Form 8-K filed by Apache during the fiscal quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APACHE CORPORATION

                                                   /s/ RAYMOND PLANK
                                          --------------------------------------
                                                      Raymond Plank
                                           Chairman and Chief Executive Officer

Dated: March 21, 2002

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

                          NAME                                         TITLE                    DATE
                          ----                                         -----                    ----

                   /s/ RAYMOND PLANK                       Chairman and Chief Executive    March 21, 2002
 ------------------------------------------------------    Officer (Principal Executive
                     Raymond Plank                         Officer)

                   /s/ ROGER B. PLANK                      Executive Vice President and    March 21, 2002
 ------------------------------------------------------    Chief Financial Officer
                     Roger B. Plank                        (Principal Financial Officer)

                 /s/ THOMAS L. MITCHELL                    Vice President and Controller   March 21, 2002
 ------------------------------------------------------    (Principal Accounting
                   Thomas L. Mitchell                      Officer)

                 /s/ FREDERICK M. BOHEN                    Director                        March 21, 2002
 ------------------------------------------------------
                   Frederick M. Bohen

                  /s/ G. STEVEN FARRIS                     Director                        March 21, 2002
 ------------------------------------------------------
                    G. Steven Farris

                 /s/ RANDOLPH M. FERLIC                    Director                        March 21, 2002
 ------------------------------------------------------
                   Randolph M. Ferlic

                 /s/ EUGENE C. FIEDOREK                    Director                        March 21, 2002
 ------------------------------------------------------
                   Eugene C. Fiedorek

                 /s/ A. D. FRAZIER, JR.                    Director                        March 21, 2002
 ------------------------------------------------------
                   A. D. Frazier, Jr.

                          NAME                                         TITLE                    DATE
                          ----                                         -----                    ----


                   /s/ JOHN A. KOCUR                       Director                        March 21, 2002
 ------------------------------------------------------
                     John A. Kocur

               /s/ GEORGE D. LAWRENCE JR.                  Director                        March 21, 2002
 ------------------------------------------------------
                 George D. Lawrence Jr.

                  /s/ MARY RALPH LOWE                      Director                        March 21, 2002
 ------------------------------------------------------
                    Mary Ralph Lowe

                   /s/ F. H. MERELLI                       Director                        March 21, 2002
 ------------------------------------------------------
                     F. H. Merelli

                  /s/ RODMAN D. PATTON                     Director                        March 21, 2002
 ------------------------------------------------------
                    Rodman D. Patton

                 /s/ CHARLES J. PITMAN                     Director                        March 21, 2002
 ------------------------------------------------------
                   Charles J. Pitman

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

     The Apache Corporation Board of Directors exercises its oversight responsibility for the financial statements through its Audit Committee, composed solely of outside directors who are not current employees of Apache or who have not been employees of Apache within the past ten years. The Audit Committee meets periodically with management, internal auditors and the independent public accountants to ensure that they are successfully completing designated responsibilities. The internal auditors and independent public accountants have open access to the Audit Committee to discuss auditing and financial reporting issues.

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

Houston, Texas
March 12, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for crude oil inventories. In addition, as discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 12, 2002

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                      2001             2000             1999
                                                   ----------       ----------       ----------
                                                   (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES:
  Oil and gas production revenues................  $2,790,694       $2,290,759       $1,143,946
  Other revenues (losses)........................     (13,568)          (6,855)           2,607
                                                   ----------       ----------       ----------
                                                    2,777,126        2,283,904        1,146,553
                                                   ----------       ----------       ----------
OPERATING EXPENSES:
  Depreciation, depletion and amortization.......     820,831          583,546          442,844
  International impairments......................      65,000               --               --
  Lease operating costs..........................     407,133          255,251          190,576
  Severance and other taxes......................      69,827           59,173           32,400
  Administrative, selling and other..............      88,710           75,615           53,894
  Financing costs:
     Interest expense............................     178,915          168,121          132,986
     Amortization of deferred loan costs.........       2,460            2,726            4,854
     Capitalized interest........................     (56,749)         (62,000)         (53,231)
     Interest income.............................      (5,864)          (2,209)          (2,343)
                                                   ----------       ----------       ----------
                                                    1,570,263        1,080,223          801,980
                                                   ----------       ----------       ----------
PREFERRED INTERESTS OF SUBSIDIARIES..............       7,609               --               --
                                                   ----------       ----------       ----------
INCOME BEFORE INCOME TAXES.......................   1,199,254        1,203,681          344,573
  Provision for income taxes.....................     475,855          483,086          143,718
                                                   ----------       ----------       ----------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE.....     723,399          720,595          200,855
  Cumulative effect of change in accounting
     principle, net of income tax................          --           (7,539)              --
                                                   ----------       ----------       ----------
NET INCOME.......................................     723,399          713,056          200,855
  Preferred stock dividends......................      19,601           19,988           14,449
                                                   ----------       ----------       ----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............  $  703,798       $  693,068       $  186,406
                                                   ==========       ==========       ==========
BASIC NET INCOME PER COMMON SHARE:
  Before change in accounting principle..........  $     5.13       $     5.40       $     1.57
  Cumulative effect of change in accounting
     principle...................................          --             (.06)              --
                                                   ----------       ----------       ----------
                                                   $     5.13       $     5.34       $     1.57
                                                   ==========       ==========       ==========
DILUTED NET INCOME PER COMMON SHARE:
  Before change in accounting principle..........  $     4.97       $     5.21       $     1.56
  Cumulative effect of change in accounting
     principle...................................          --             (.05)              --
                                                   ----------       ----------       ----------
                                                   $     4.97       $     5.16       $     1.56
                                                   ==========       ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   723,399   $   713,056   $   200,855
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................      820,831       583,546       442,844
    Provision for deferred income taxes.....................      305,214       350,703        77,494
    Amortization of deferred loan costs.....................        2,460         2,726         4,854
    International impairments...............................       65,000            --            --
    Amortization of inherited derivatives...................      (70,028)           --            --
    Cumulative effect of change in accounting principle, net
      of income tax.........................................           --         7,539            --
    Other...................................................       10,469         9,719         1,533
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    (Increase) decrease in receivables......................      199,160      (253,721)     (103,167)
    (Increase) decrease in advances to oil and gas ventures
      and other.............................................      (14,474)       (6,167)      (15,330)
    (Increase) decrease in deferred charges and other.......         (922)        5,967        (1,940)
    (Increase) decrease in product inventory................       (3,005)          722          (803)
    Increase (decrease) in payables.........................     (143,969)      111,841        24,912
    Increase (decrease) in accrued expenses.................       39,792        45,281        26,233
    Increase (decrease) in advances from gas purchasers.....      (13,079)      (27,850)      (24,512)
    Increase (decrease) in deferred credits and noncurrent
      liabilities...........................................       13,879       (13,976)        5,201
                                                              -----------   -----------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........    1,934,727     1,529,386       638,174
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (1,524,773)   (1,010,528)     (591,316)
  Non-cash portion of net oil and gas property additions....       32,119        42,934       (19,884)
  Acquisition of Fletcher subsidiaries, net of cash
    acquired................................................     (465,018)           --            --
  Acquisition of Repsol properties, net of cash acquired....     (446,933)     (118,678)           --
  Acquisition of Phillips properties........................           --      (490,250)           --
  Acquisition of Occidental properties......................      (11,000)     (321,206)           --
  Acquisition of Collins & Ware properties..................           --      (320,682)           --
  Acquisition of Shell Offshore properties..................           --            --      (687,677)
  Acquisition of Shell Canada properties....................           --            --      (517,815)
  Acquisition of British-Borneo interests, net of cash
    acquired................................................           --            --       (83,590)
  Acquisition of Novus subsidiaries, net of cash acquired...      (66,057)           --        (5,758)
  Proceeds from sales of oil and gas properties, net........      348,296        26,271       155,226
  Purchase of short-term investments, net...................     (103,863)           --            --
  Other, net................................................      (76,835)      (36,875)      (18,937)
                                                              -----------   -----------   -----------
         NET CASH USED IN INVESTING ACTIVITIES..............   (2,314,064)   (2,229,014)   (1,769,751)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................    2,759,740     1,125,981     1,602,871
  Payments on long-term debt................................   (2,733,641)     (793,531)   (1,075,821)
  Dividends paid............................................      (54,492)      (52,945)      (42,264)
  Preferred stock activity, net.............................           --        (2,613)      210,490
  Common stock activity, net................................       10,205       465,306       455,381
  Treasury stock activity, net..............................      (42,959)      (17,730)      (15,603)
  Cost of debt and equity transactions......................       (1,718)         (838)       (4,843)
  Proceeds from preferred interests of subsidiaries, net of
    issuance costs..........................................      440,654            --            --
                                                              -----------   -----------   -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..........      377,789       723,630     1,130,211
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (1,548)       24,002        (1,366)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       37,173        13,171        14,537
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    35,625   $    37,173   $    13,171
                                                              ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $    35,625   $    37,173
  Receivables...............................................      404,793       506,723
  Inventories...............................................      102,536        54,764
  Advances to oil and gas ventures and other................       51,845        31,360
  Short-term investments....................................      102,950            --
                                                              -----------   -----------
                                                                  697,749       630,020
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
    Proved properties.......................................   11,390,692     9,423,922
    Unproved properties and properties under development,
     not being amortized....................................      839,921       977,491
  Gas gathering, transmission and processing facilities.....      748,675       573,621
  Other.....................................................      168,915       119,590
                                                              -----------   -----------
                                                               13,148,203    11,094,624
  Less: Accumulated depreciation, depletion and
    amortization............................................   (5,135,131)   (4,282,162)
                                                              -----------   -----------
                                                                8,013,072     6,812,462
                                                              -----------   -----------
OTHER ASSETS:
  Goodwill, net.............................................      188,812            --
  Deferred charges and other................................       34,023        39,468
                                                              -----------   -----------
                                                              $ 8,933,656   $ 7,481,950
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $        --   $    25,000
  Accounts payable..........................................      179,778       259,120
  Accrued operating expense.................................       50,584        23,893
  Accrued exploration and development.......................      175,943       143,916
  Accrued compensation and benefits.........................       30,947        34,695
  Accrued interest..........................................       28,592        25,947
  Accrued income taxes......................................       40,030         9,123
  Other accrued expenses....................................       16,584        31,653
                                                              -----------   -----------
                                                                  522,458       553,347
                                                              -----------   -----------
LONG-TERM DEBT..............................................    2,244,357     2,193,258
                                                              -----------   -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................      991,723       699,833
  Advances from gas purchasers..............................      140,027       153,106
  Other.....................................................      175,925       127,766
                                                              -----------   -----------
                                                                1,307,675       980,705
                                                              -----------   -----------
PREFERRED INTERESTS OF SUBSIDIARIES.........................      440,683            --
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
    authorized --
    Series B, 5.68% Cumulative Preferred Stock,
      100,000 shares issued and outstanding.................       98,387        98,387
    Series C, 6.5% Conversion Preferred Stock,
      138,482 shares issued and outstanding.................      208,207       208,207
  Common stock, $1.25 par, 215,000,000 shares authorized,
    141,171,793 and 139,150,854 shares issued,
    respectively............................................      176,465       173,939
  Paid-in capital...........................................    2,812,648     2,157,370
  Retained earnings.........................................    1,336,478     1,226,531
  Treasury stock, at cost, 4,068,614 and 3,152,631 shares,
    respectively............................................     (111,885)      (69,562)
  Accumulated other comprehensive loss......................     (101,817)      (40,232)
                                                              -----------   -----------
                                                                4,418,483     3,754,640
                                                              -----------   -----------
                                                              $ 8,933,656   $ 7,481,950
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES


                                                     SERIES B    SERIES C
                                     COMPREHENSIVE   PREFERRED   PREFERRED    COMMON     PAID-IN      RETAINED    TREASURY
                                        INCOME         STOCK       STOCK      STOCK      CAPITAL      EARNINGS      STOCK
                                     -------------   ---------   ---------   --------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
BALANCE, DECEMBER 31, 1998.........                   $98,387    $     --    $137,212   $1,233,264   $  403,098   $ (36,924)
  Comprehensive income:
    Net income.....................    $200,855            --          --          --           --      200,855          --
    Currency translation
      adjustments..................      24,543            --          --          --           --           --          --
    Unrealized gain on available
      for sale securities, net of
      applicable income tax of
      $129.........................         215            --          --          --           --           --          --
                                       --------
  Comprehensive income.............    $225,613
                                       ========
  Cash dividends:
    Preferred......................                        --          --          --           --      (14,449)         --
    Common ($.25 per share)........                        --          --          --           --      (30,783)         --
  Preferred shares issued..........                        --     210,490          --           --           --          --
  Common shares issued.............                        --          --      22,842      469,213           --          --
  Treasury shares purchased, net...                        --          --          --           --           --     (15,332)
                                                      -------    --------    --------   ----------   ----------   ---------
BALANCE, DECEMBER 31, 1999.........                    98,387     210,490     160,054    1,702,477      558,721     (52,256)
  Comprehensive income:
    Net income.....................    $713,056            --          --          --           --      713,056          --
    Currency translation
      adjustments..................     (31,389)           --          --          --           --           --          --
    Unrealized loss on available
      for sale securities, net of
      applicable income tax benefit
      of $223......................        (397)           --          --          --           --           --          --
                                       --------
  Comprehensive income.............    $681,270
                                       ========
  Cash dividends:
    Preferred......................                        --          --          --           --      (19,658)         --
    Common ($.19 per share)........                        --          --          --           --      (25,258)         --
  Preferred stock repurchased......                        --      (2,283)         --           --         (330)         --
  Common shares issued.............                        --          --      13,885      454,465           --          --
  Treasury shares purchased, net...                        --          --          --          428           --     (17,306)
                                                      -------    --------    --------   ----------   ----------   ---------
BALANCE, DECEMBER 31, 2000.........                    98,387     208,207     173,939    2,157,370    1,226,531     (69,562)
  Comprehensive income:
    Net income.....................    $723,399            --          --          --           --      723,399          --
    Currency translation
      adjustments..................     (74,028)           --          --          --           --           --          --
    Unrealized gain on available
      for sale securities, net of
      applicable income tax
      provision of $161............         307            --          --          --           --           --          --
    Unrealized gain on derivatives,
      net of applicable income tax
      provision of $8,423..........      12,136            --          --          --           --           --          --
                                       --------
  Comprehensive income.............    $661,814
                                       ========
  Cash dividends:
    Preferred......................                        --          --          --           --      (19,601)         --
    Common ($.35 per share)........                        --          --          --           --      (48,980)         --
  Ten percent common stock
    dividend.......................                        --          --          --      544,848     (544,871)         --
  Common shares issued.............                        --          --       2,526      109,212           --          --
  Treasury shares purchased, net...                        --          --          --        1,218           --     (42,323)
                                                      -------    --------    --------   ----------   ----------   ---------
BALANCE, DECEMBER 31, 2001.........                   $98,387    $208,207    $176,465   $2,812,648   $1,336,478   $(111,885)
                                                      =======    ========    ========   ==========   ==========   =========

                                      ACCUMULATED
                                         OTHER           TOTAL
                                     COMPREHENSIVE   SHAREHOLDERS'
                                     INCOME (LOSS)      EQUITY
                                     -------------   -------------
                                            (IN THOUSANDS)
BALANCE, DECEMBER 31, 1998.........    $ (33,204)     $1,801,833
  Comprehensive income:
    Net income.....................           --         200,855
    Currency translation
      adjustments..................       24,543          24,543
    Unrealized gain on available
      for sale securities, net of
      applicable income tax of
      $129.........................          215             215
  Comprehensive income.............
  Cash dividends:
    Preferred......................           --         (14,449)
    Common ($.25 per share)........           --         (30,783)
  Preferred shares issued..........           --         210,490
  Common shares issued.............           --         492,055
  Treasury shares purchased, net...           --         (15,332)
                                       ---------      ----------
BALANCE, DECEMBER 31, 1999.........       (8,446)      2,669,427
  Comprehensive income:
    Net income.....................           --         713,056
    Currency translation
      adjustments..................      (31,389)        (31,389)
    Unrealized loss on available
      for sale securities, net of
      applicable income tax benefit
      of $223......................         (397)           (397)
  Comprehensive income.............
  Cash dividends:
    Preferred......................           --         (19,658)
    Common ($.19 per share)........           --         (25,258)
  Preferred stock repurchased......           --          (2,613)
  Common shares issued.............           --         468,350
  Treasury shares purchased, net...           --         (16,878)
                                       ---------      ----------
BALANCE, DECEMBER 31, 2000.........      (40,232)      3,754,640
  Comprehensive income:
    Net income.....................           --         723,399
    Currency translation
      adjustments..................      (74,028)        (74,028)
    Unrealized gain on available
      for sale securities, net of
      applicable income tax
      provision of $161............          307             307
    Unrealized gain on derivatives,
      net of applicable income tax
      provision of $8,423..........       12,136          12,136
  Comprehensive income.............
  Cash dividends:
    Preferred......................           --         (19,601)
    Common ($.35 per share)........           --         (48,980)
  Ten percent common stock
    dividend.......................           --             (23)
  Common shares issued.............           --         111,738
  Treasury shares purchased, net...           --         (41,105)
                                       ---------      ----------
BALANCE, DECEMBER 31, 2001.........    $(101,817)     $4,418,483
                                       =========      ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into three U.S. operating regions (Offshore, Southern and Midcontinent) and a Canadian region. Approximately 75 percent of the Company's proved reserves are located in North America. Internationally, Apache has exploration and production interests in Egypt, offshore Western Australia and in Argentina, and exploration interests in Poland and offshore The People's Republic of China (China).

     The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves. A substantial portion of the Company's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 55 percent of Apache's 2001 production on an energy equivalent basis, the Company is affected more by fluctuations in natural gas prices than in oil prices.

     Stock Dividend -- On September 13, 2001, the Company's Board of Directors declared a 10 percent stock dividend payable on January 21, 2002 to shareholders of record on December 31, 2001. As a result, the Company reclassified approximately $545 million from retained earnings to common stock and paid-in capital, which represents the fair market value at the date of declaration of the shares distributed. No fractional shares were issued and cash payments totaling $891,000 were made in lieu of fractional shares. All share and per share information in these financial statements and notes thereto have been restated to reflect the 10 percent stock dividend.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company's interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated.

     Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

     Allowance for Doubtful Accounts -- As of December 31, 2001 and 2000, the Company had an allowance for doubtful accounts of $24 million and $13 million, respectively.

     Marketable Securities -- The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in debt securities classified as "held to maturity" are recorded at amortized cost. Investments in debt and equity securities classified as "available for sale" are recorded at fair value with unrealized gains and losses recognized in other comprehensive income, net of income taxes. The Company utilizes the average cost method in computing realized gains and losses, which are included in other revenues in the consolidated statements of operations.

     Inventories -- Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted average cost or market, and oil produced but not sold, stated at the lower of cost (a combination of production costs and depreciation, depletion and amortization (DD&A) expense) or market.

     Property and Equipment -- The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other

                      APACHE CORPORATION AND SUBSIDIARIES
internal costs directly attributable to these activities. Apache capitalized $20 million, $23 million and $14 million of these internal costs in 2001, 2000 and 1999, respectively. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

     Apache computes the DD&A of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved properties are excluded from the amortizable base until evaluated. Future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values, are added to the amortizable base. These future costs are generally estimated by engineers employed by Apache.

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

     Significant unproved properties are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to proved properties. Unproved properties that are individually insignificant are generally amortized over an average holding period. For international operations where a reserve base has not yet been established, the impairment is charged to earnings. During the second quarter of 2001, the Company recorded a $65 million ($41 million after tax) impairment of unproved property costs in China and Poland. We are continuing to evaluate our operations in Poland, which may result in additional impairments in 2002.

     Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 20 years. Accumulated depreciation for these assets totaled $182 million and $131 million at December 31, 2001 and 2000, respectively.

     Accounts Payable -- Included in accounts payable at December 31, 2001 and 2000, are liabilities of approximately $37 million and $56 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.

     Revenue Recognition -- Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2001 and 2000, the Company has recorded liabilities of $4 million and $3 million, respectively, for gas imbalances, which are reflected in other non-current liabilities. No receivables are recorded for those wells where Apache has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas reserves and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments

                      APACHE CORPORATION AND SUBSIDIARIES
for gas imbalances totaled less than one percent of Apache's proved gas reserves at December 31, 2001, 2000 and 1999.

     The Company's Egyptian operations are conducted pursuant to production sharing contracts under which we and its non-governmental partners pay all operating and capital costs for exploring and developing the concessions. A percentage of the production, usually up to 40 percent, is available to us and our partners to recover all our operating and capital costs. The balance of the production is split with our partners and the Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis.

     Derivative Instruments and Hedging Activities -- Apache periodically enters into commodity derivatives contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based, reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production. Realized gains and losses from the Company's cash flow hedges, including terminated contracts, are generally recognized in oil and gas production revenues when the forecasted transaction occurs.

     Effective January 1, 2001, Apache adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value (which is generally based on information obtained from independent parties) and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income (for the effective portion of the hedge) until such time as the forecasted transaction occurs. Upon adoption, Apache formally documented and designated all hedging relationships and verified that its hedging instruments were effective in offsetting changes in actual prices received by the Company. Effectiveness is monitored quarterly and any ineffectiveness is reported in other revenues (losses) in the statement of consolidated operations. Prior to the adoption of SFAS No. 133, derivative instruments were not reflected as derivative assets and liabilities, and therefore had no carrying value.

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

     Foreign Currency Translation -- The U.S. dollar is considered the functional currency for each of the Company's international operations, except for Canadian subsidiaries whose functional currency is the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiaries' foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in other comprehensive income. Some of the Company's Canadian subsidiaries have intercompany debt denominated in U.S. dollars. These transactions are long-term investments, and therefore, foreign currency gains and losses are recognized in other comprehensive income. Transaction gains and losses are recognized in other revenues (losses).

     Net Income Per Common Share -- Basic net income per share is computed by dividing income attributable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised using the average common stock price for the period and if the Company's 6.5% Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C

                      APACHE CORPORATION AND SUBSIDIARIES

(Series C Preferred Stock) was converted to common stock using the conversion rate in effect during the period. These potentially dilutive securities are excluded from the computation of dilutive earnings per share when their effect is antidilutive. Contingently issuable shares under the 2000 Share Appreciation Plan (Share Appreciation Plan) will be excluded from the calculation of income per common share until the stated goals are met (see Note 9).

     Stock-Based Compensation -- The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see Note 15).

     Treasury Stock -- The Company follows the weighted average cost method of accounting for treasury stock transactions.

     Change in Accounting Principle -- In December 2000, the staff of the Securities and Exchange Commission (SEC) announced that commodity inventories should be carried at cost, not market value. As a result, Apache changed its accounting for crude oil inventories in the fourth quarter of 2000, retroactive to the beginning of the year, and recognized a non-cash cumulative-effect charge to earnings effective January 1, 2000 of $8 million, net of income tax, to value crude oil inventory at cost. Quarterly results for 2000 also were restated to reflect this change in accounting principle (see Note 16).

     Reclassifications -- Certain prior period amounts have been reclassified to conform with current year presentations.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Apache's goodwill, $189 million at December 31, 2001, represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher and Repsol acquisitions (see Note 3). During 2001, the goodwill was amortized on a straight-line basis over 20 years. Goodwill amortization recorded from the date of the acquisitions through December 31, 2001 was $7 million. The Company adopted SFAS No. 142 effective January 1, 2002. The initial fair-value-based goodwill impairment assessment is required to be completed by June 30, 2002. Thus, the Company has not yet determined whether or the extent to which the impairment test will affect the consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time,

                      APACHE CORPORATION AND SUBSIDIARIES
accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company's asset retirement obligations relate primarily to the dismantlement of offshore platforms. The Company expects to adopt this new standard effective January 1, 2003. The Company is currently evaluating the impact of adopting this new standard and accordingly has not quantified the impact on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material impact on the consolidated financial statements.

3. ACQUISITIONS AND DIVESTITURES

  Acquisitions

     On March 22, 2001, Apache completed the acquisition of substantially all of Repsol YPF's (Repsol) oil and gas concession interests in Egypt for approximately $447 million in cash, subject to normal post closing adjustments. The properties included interests in seven Western Desert concessions and had estimated proved reserves of 66 million barrels of oil equivalent (MMboe) as of the acquisition date. The Company already held interests in five of the seven concessions.

     On March 27, 2001, Apache completed the acquisition of subsidiaries of Fletcher Challenge Energy (Fletcher) for approximately $465 million in cash and
1.8 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $55.49 per share), subject to normal post closing adjustments. The transaction included properties located primarily in Canada's Western Sedimentary Basin. Estimated proved reserves totaled 120.8 MMboe as of the acquisition date. Apache assumed a liability of $103 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.

     The Fletcher and Repsol purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition, as follows:

                                                              FLETCHER     REPSOL
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Value of properties acquired, including gathering and
  transportation facilities.................................  $ 571,718   $299,933
Goodwill....................................................    107,200     90,000
Derivative instruments and fixed-price contracts............   (103,486)        --
Common stock issued.........................................   (100,325)        --
Working capital acquired, net...............................     (2,846)    57,000
Notes assumed...............................................     (5,356)        --
Deferred income tax liability...............................     (1,887)        --
                                                              ---------   --------
Cash paid, net of cash acquired.............................  $ 465,018   $446,933
                                                              =========   ========

     On August 23, 2001, Apache completed the acquisition of properties located in Texas, Oklahoma and New Mexico with estimated proved reserves of 9.2 MMboe as of the acquisition date for approximately

                      APACHE CORPORATION AND SUBSIDIARIES

$53 million in cash and the assumption of certain liabilities, representing the fair value of derivative instruments of $9 million, subject to normal post-closing adjustments.

     In November 2001, Apache completed the acquisition of all of Novus Bukha Limited's (Novus) oil and gas concession interests in Egypt for approximately $66 million in cash. The acquisition included estimated proved reserves of approximately 11.7 MMboe as of the acquisition date. The properties included interests in three Western Desert concessions, in which Apache previously held an interest.

     In 2001, the Company also completed other acquisitions for cash consideration totaling $44 million. These acquisitions added approximately 4.9 MMboe to the Company's proved reserves.

     On January 24, 2000, Apache completed the acquisition of producing properties in Western Oklahoma and the Texas Panhandle, formerly owned by a subsidiary of Repsol, for approximately $119 million, plus assumed liabilities of approximately $30 million. The properties were subject to an existing volumetric production payment, which burdens future production from the acquired properties. The $30 million assumed liability represents the estimated operating costs associated with the volumetric production payment. The acquisition included estimated proved reserves of approximately 28.7 MMboe, which was net of the 8.4 MMboe production payment as of the acquisition date.

     On June 30, 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware, Inc. (Collins & Ware) for approximately $321 million. The acquisition included estimated proved reserves of approximately 83.7 MMboe as of the acquisition date. One-third of the reserves are liquid hydrocarbons.

     On August 17, 2000, Apache completed the acquisition of a Delaware limited liability company (LLC) owned by subsidiaries of Occidental Petroleum Corporation (Occidental) and the related natural gas production for approximately $321 million. The accompanying financial statements include a discounted liability of $37 million as of the acquisition date representing the present value of future payments of approximately $44 million over four years. The December 31, 2000 balance sheet includes a remaining discounted liability of $30 million. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico. The acquisition included estimated proved reserves of approximately 53.1 MMboe as of the acquisition date.

     On December 29, 2000, Apache completed the acquisition of Canadian properties from Canadian affiliates of Phillips Petroleum Company (Phillips) for approximately $490 million. The acquisition included estimated proved reserves of approximately 70.0 MMboe as of the acquisition date. The properties comprise approximately 212,000 net developed acres and 275,000 net undeveloped acres, 786 square miles of 3-D seismic and 4,155 miles of 2-D seismic located in the Zama area of Northwest Alberta. The assets also include three sour gas plants with a total capacity of 150 million cubic feet per day (MMcf/d), 13 compressor stations and 150 miles of owned and operated gas gathering lines.

     In 2000, the Company also completed other acquisitions for cash consideration totaling $104 million. These acquisitions added approximately 18.3 MMboe to the Company's proved reserves.

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher and Repsol acquisitions occurred on January 1, 2000, and Collins & Ware, Occidental and Phillips acquisitions occurred on January 1, 1999. The pro forma information includes only

                      APACHE CORPORATION AND SUBSIDIARIES
significant acquisitions and numerous assumptions, and is not necessarily indicative of future results of operations.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------
                                       2001                       2000                       1999
                             ------------------------   ------------------------   ------------------------
                             AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                             -----------   ----------   -----------   ----------   -----------   ----------
(UNAUDITED)                                   (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Revenues...................  $2,777,126    $2,884,081   $2,283,904    $3,072,174   $1,146,553    $1,620,301
Net income.................     723,399       748,976      713,056       908,974      200,855       243,946
Preferred stock
  dividends................      19,601        19,601       19,988        19,988       14,449        19,738
Income attributable to
  common stock.............     703,798       729,375      693,068       888,986      186,406       224,208
Net income per common
  share:
  Basic....................  $     5.13    $     5.30   $     5.34    $     6.46   $     1.57    $     1.66
  Diluted..................        4.97          5.13         5.16          6.26         1.56          1.65
Average common shares
  outstanding..............     137,150       137,571      129,777       137,529      118,730       135,435

     In February 1999, the Company acquired oil and gas properties located in the Gulf of Mexico from Petsec Energy Inc. (Petsec) for an adjusted purchase price of $68 million. The Petsec transaction included estimated proved reserves of approximately 10.2 MMboe as of the acquisition date.

     In May 1999, Apache acquired from Shell Offshore Inc. and affiliated Shell entities (Shell Offshore) its interest in 22 producing fields and 16 undeveloped blocks located in the Gulf of Mexico. The Shell Offshore acquisition also included certain production-related assets and proprietary 2-D and 3-D seismic data covering approximately 1,000 blocks in the Gulf of Mexico. The purchase price was $688 million in cash and 1.1 million shares of Apache common stock (valued at $25.57 per share). The Shell Offshore acquisition included approximately 123.2 MMboe of proved reserves as of the acquisition date.

     In June 1999, the Company acquired a 10 percent interest in the East Spar Joint Venture and an 8.4 percent interest in the Harriet Joint Venture, both located in the Carnarvon Basin (offshore Western Australia), from British-Borneo Oil and Gas Plc (British-Borneo) in exchange for $84 million cash, the assumption of $19 million in liabilities, primarily related to deferred income taxes, and working interests in 11 leases in the Gulf of Mexico. The British-Borneo transaction included approximately 16.8 MMboe of proved reserves as of the acquisition date.

     In November 1999, Apache acquired from Shell Canada Limited (Shell Canada) producing properties and other assets for $518 million. The producing properties consist of 150,400 net acres and comprise 20 fields with an average working interest of 55 percent and proved reserves of 87.2 MMboe as of the acquisition date. Apache also acquired 294,294 net acres of undeveloped leaseholdings, a 100 percent interest in a gas processing plant with a potential throughput capacity of 160 MMcf/d, and 52,700 square miles of 2-D seismic and 884 square miles of 3-D seismic.

     In 1999, the Company also completed other acquisitions for cash consideration totaling $18 million. These acquisitions added approximately 8.8 MMboe to the Company's proved reserves.

     Each transaction described above has been accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Apache since the date of acquisition.

                      APACHE CORPORATION AND SUBSIDIARIES

  Divestitures

     In 2001, Apache sold marginal properties, primarily in North America, containing 88 MMboe of proved reserves, for $348 million. Apache used the sales proceeds to reduce bank debt.

     During 2000, Apache sold proprietary rights to certain Canadian seismic data and various non-strategic oil and gas properties, collecting cash of $26 million.

     During 1999, Apache sold its holdings in the Ivory Coast by selling its wholly-owned subsidiary, Apache Cote d'Ivoire Petroleum LDC, for a total sales price of $46 million to a consortium consisting of Mondoil Cote d'Ivoire LLC and Saur Energie Cote d'Ivoire. The sale consisted of 13.7 MMboe of proved reserves and a gain was recorded to other revenues in the accompanying statement of consolidated operations.

     Additionally, during 1999, Apache sold 27.9 MMboe of proved reserves in several transactions from largely marginal North American properties for $110 million.

4. DERIVATIVE INSTRUMENTS AND FIXED-PRICE PHYSICAL CONTRACTS

     Apache uses a variety of strategies to manage its exposure to fluctuations in commodity prices. The Company's derivative positions divide into three general categories: (1) Apache's hedging activity, (2) derivatives assumed in acquisitions (Acquired Contracts), and (3) advances from gas purchasers. The following table details the fair value of these positions as of January 1, 2001, or as of the acquisition date in the case of Acquired Contracts:

                                                APACHE HEDGING          ACQUIRED        ADVANCES FROM GAS
                                                   ACTIVITY            CONTRACTS            PURCHASER
                                               (JANUARY 1, 2001)   (ACQUISITION DATE)   (JANUARY 1, 2001)
                                               -----------------   ------------------   -----------------
                                                                     (IN THOUSANDS)
Commodity derivatives instruments............      $(116,229)          $ (98,557)           $ 121,453
Fixed-price physical contracts...............             --             (14,085)            (121,453)
                                                   ---------           ---------            ---------
                                                   $(116,229)          $(112,642)           $      --
                                                   =========           =========            =========

     Driven by the uncertainty of how the collapse of Enron Corp. could have impacted the derivative markets, Apache closed all of its derivative positions and certain fixed-price physical contracts during October and November 2001, receiving proceeds of approximately $62 million (referred to below as the "Unwind").

     Apache Hedging Activity -- The Company entered into cash flow hedges in connection with certain acquisitions. The success of these acquisitions is primarily based on Apache's ability to achieve targeted production at forecasted prices. These hedges effectively reduced price risk on a portion of the production from the acquisitions.

     Effective January 1, 2001, Apache adopted SFAS No. 133. At that time, natural gas prices were approaching historical record highs. Although Apache was realizing higher prices on its production, the fair value of the Company's cash flow hedges were out-of-the-money by approximately $116 million ($71 million, net of income tax). This unrealized loss was reflected as a charge to other comprehensive income. Throughout the year, commodity prices were trending downward. As a result, Apache realized only $40 million of this loss during the year. In connection with the Unwind, the Company closed out the rest of these open positions and received cash proceeds of $8 million. These proceeds will be recognized in earnings over the next two years as the original hedged production occurs.

     The Company also uses long-term, fixed-price physical contracts to lock in a portion of its natural gas production at a given price. In the Unwind, the Company received approximately $13 million to terminate contracts with certain counterparties. Since the Company has no continuing performance obligations under the contracts, the amount was recognized as a gain in other revenues (losses) in 2001.

                      APACHE CORPORATION AND SUBSIDIARIES

     Acquired Contracts -- In addition to the cash flow hedges the Company entered into, Apache assumed $113 million of derivative and physical contracts in connection with two acquisitions. Because these derivatives were out-of-the-money when the Company acquired them, the liability was factored into the consideration paid to the sellers (see Note 3). Since commodity prices generally decreased after the acquisitions, Apache was able to settle this liability in the Unwind for only $67 million, including $37 million paid to terminate the remaining open positions. As a result, Apache realized a gain of $32 million during 2001, and will realize an additional $14 million gain over the next two years as the original hedged production occurs.

     Advances from Gas Purchasers -- Effective January 1, 2001, Apache recognized a derivative asset of $121 million reflecting the fair value of gas price swaps entered into in connection with certain advance payments received from gas purchasers in 1998 and 1997. Apache also recognized a derivative liability of $121 million reflecting the fair value of an embedded fixed price physical contract. The net effect of these transactions resulted in Apache delivering natural gas to the advance purchasers at prevailing market prices. Apache terminated the gas price swaps in the Unwind, receiving proceeds of $78 million. These proceeds will be recognized into earnings over the remaining life of the contracts and effectively increase the original contract's fixed prices by approximately 51 percent. Upon termination, Apache designated the remaining contractual volumes of gas that will be delivered to the purchaser as a normal, fixed-price physical contract. See Note 8 for additional information on the advances from gas purchasers.

5. SHORT-TERM INVESTMENTS

     On August 7, 2001, Apache purchased $116 million in U.S. Government Agency Notes. These notes pay interest at rates from 6.25 percent to 6.375 percent and mature on October 15, 2002. The Company subsequently sold $13 million of the notes during 2001.

     At December 31, 2001, Apache had $103 million of U.S. Government Agency Notes, $17 million of which are designated as "available for sale" securities. The Company recognizes unrealized gains and losses on the "available for sale" securities in accumulated other comprehensive income, net of taxes. The remaining $86 million is designated as "held to maturity" and is carried at amortized cost.

                      APACHE CORPORATION AND SUBSIDIARIES

6. DEBT

  Long-Term Debt

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Apache:
  Money market lines of credit..............................  $    1,600   $   25,000
  Global credit facility -- U.S. ...........................     100,000           --
  Commercial paper..........................................     530,700      510,100
  9.25-percent notes due 2002, net of discount..............      99,974       99,926
  7-percent notes due 2018, net of discount.................     148,391      148,339
  7.625-percent notes due 2019, net of discount.............     149,109      149,085
  7.7-percent notes due 2026, net of discount...............      99,655       99,650
  7.95-percent notes due 2026, net of discount..............     178,595      178,577
  7.375-percent debentures due 2047, net of discount........     148,003      147,998
  7.625-percent debentures due 2096, net of discount........     149,175      149,175
                                                              ----------   ----------
                                                               1,605,202    1,507,850
                                                              ----------   ----------
Subsidiary and other obligations:
  Money market lines of credit..............................       1,196           --
  Global credit facility -- Canada..........................      30,000           --
  Global credit facility -- Australia.......................          --       95,000
  Revolving credit facility -- Egypt........................          --       50,000
  Fletcher notes............................................       5,356           --
  Apache Finance Australia 6.5-percent notes due 2007, net
     of discount............................................     169,137      169,023
  Apache Finance Australia 7-percent notes due 2009, net of
     discount...............................................      99,478       99,425
  Apache Finance Canada 7.75-percent notes due 2029, net of
     discount...............................................     296,988      296,960
  Apache Clearwater notes due 2003..........................      37,000           --
                                                              ----------   ----------
                                                                 639,155      710,408
                                                              ----------   ----------
Total debt..................................................   2,244,357    2,218,258
Less: current maturities....................................          --      (25,000)
                                                              ----------   ----------
Long-term debt..............................................  $2,244,357   $2,193,258
                                                              ==========   ==========

     The Company's $1 billion global credit facility consists of three separate bank facilities: a $700 million facility in the United States; a $175 million facility in Australia; and a $125 million facility in Canada. The global credit facility enables Apache to draw on the entire $1 billion facility without restrictions tied to periodic revaluation of the Company's oil and gas reserves. Under the financial covenants of the global credit facility, the Company must
(i) maintain a consolidated tangible net worth, as defined, of at least $1.9 billion as of December 31, 2001, which is adjusted for subsequent earnings, (ii) maintain an aggregate book value for assets of Apache Corporation and certain subsidiaries, as defined, of at least $1.8 billion as of December 31, 2001, and
(iii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The Company was in compliance with all financial covenants at December 31, 2001.

     The global credit facility matures on June 12, 2003. At the Company's option, the interest rate is based on (i) the greater of (a) The Chase Manhattan Bank's prime rate or (b) the federal funds rate plus one-half of one percent,
(ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating, or (iii) a margin that is determined by competitive bids from the participating banks. At December 31, 2001, the margin over LIBOR for committed loans was .17 percent. The

                      APACHE CORPORATION AND SUBSIDIARIES

Company currently pays a quarterly facility fee of .08 percent on the total amount of each of the three facilities. This fee varies based upon the Company's senior unsecured long-term debt rating.

     The Company also has a $500 million, 364-day revolving credit facility with a group of banks. The terms of this facility are substantially the same as those of Apache's global credit facility. The 364-day revolving credit facility is scheduled to mature on July 12, 2002. This facility is used, along with the U.S. portion of the global credit facility, to support Apache's commercial paper program. The 364-day credit facility allows the Company to convert outstanding revolving loans into one-year term loans on the revolving commitment termination date.

     As of December 31, 2001, Apache's available borrowing capacity under its global credit facility and 364-day revolving credit facility was $839 million.

     At December 31, 2001, the Company also had certain uncommitted money market lines of credit which are used from time to time for working capital purposes, under which an aggregate of $3 million was outstanding as of December 31, 2001. Such credit lines are classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through available borrowing capacity under the global credit facility and 364-day credit facility.

     The Company has a $1.2 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper balances at December 31, 2001 and 2000 were classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under the U.S. portion of the global credit facility and 364-day revolving credit facility. The weighted average interest rate for commercial paper was 4.10 percent in 2001 and 6.56 percent in 2000.

     The Company does not have the right to redeem any of its notes or debentures (other than the Apache Finance Australia 6.5 - percent notes mentioned below) prior to maturity. Under certain conditions, the Company has the right to advance maturity on the 7.7 - percent notes, 7.95 - percent notes,
7.375 - percent debentures and 7.625 - percent debentures.

     The 9.25 - percent notes mature on June 1, 2002. These notes are classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through available borrowing capacity under the global credit facility.

     In July 2001, the Company's three Egyptian subsidiaries that had a secured, revolving credit facility with a group of banks elected to terminate that Egyptian credit facility.

     The notes issued by Apache Finance Pty Ltd (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are irrevocably and unconditionally guaranteed by Apache and, in the case of Apache Finance Australia, by Apache North America, Inc., an indirect wholly-owned subsidiary of the Company. Under certain conditions related to changes in relevant tax laws, Apache Finance Australia and Apache Finance Canada have the right to redeem the notes prior to maturity. In the case of the 6.5 - percent notes, Apache Finance Australia may also redeem the notes at its option subject to a make-whole premium (see Note 17).

     In August 2001, Apache Clearwater, Inc. (Apache Clearwater), a subsidiary of Apache, issued $37 million of senior floating rate notes, which mature August 9, 2003. The notes bear interest at a rate equal to three-month LIBOR plus 1.05 percent and are redeemable at the Company's discretion.

     The total amount of discounts on the Company's debt is $11 million at December 31, 2001, and is being amortized over the life of the debt issuances as additional interest expense.

                      APACHE CORPORATION AND SUBSIDIARIES

     As of December 31, 2001 and 2000, the Company had approximately $14 million and $15 million, respectively, of unamortized deferred loan costs associated with its various debt obligations. These costs are included in deferred charges and other in the accompanying consolidated balance sheet and are being amortized to expense over the life of the related debt.

     The indentures for the notes described above place certain restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions. Upon certain change in control, all of these debt instruments would be subject to mandatory repurchase, at the option of the holders.

  Aggregate Maturities of Debt

                                                         (IN THOUSANDS)
2002..................................................     $       --
2003..................................................        800,470
2004..................................................             --
2005..................................................            830
2006..................................................            274
Thereafter............................................      1,442,783
                                                           ----------
                                                           $2,244,357
                                                           ==========

     The Company made cash payments for interest of $176 million, $170 million and $124 million for the years ended December 31, 2001, 2000 and 1999, respectively.

7. INCOME TAXES

     Income before income taxes is composed of the following:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2001         2000        1999
                                                            ----------   ----------   --------
                                                                      (IN THOUSANDS)
United States.............................................  $  605,392   $  654,136   $143,680
International.............................................     593,862      549,545    200,893
                                                            ----------   ----------   --------
  Total...................................................  $1,199,254   $1,203,681   $344,573
                                                            ==========   ==========   ========

     The total provision for income taxes consists of the following:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Current taxes:
  Federal...................................................  $ 19,054    $ 12,000    $     --
  State.....................................................     4,995          --          --
  Foreign...................................................   146,592     120,383      66,224
Deferred taxes..............................................   305,214     350,703      77,494
                                                              --------    --------    --------
  Total.....................................................  $475,855    $483,086    $143,718
                                                              ========    ========    ========

                      APACHE CORPORATION AND SUBSIDIARIES

     A reconciliation of the federal statutory income tax amounts to the effective amounts is shown below:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Statutory income tax........................................  $419,739    $421,288    $120,601
State income tax, less federal benefit......................    15,135       9,650       8,482
Effect of foreign operations................................    38,890      52,354      24,519
Decrease in Australia corporate income tax rate.............        --          --     (16,979)
U.S. taxes on repatriation of Egyptian earnings.............        --          --       7,136
All other, net..............................................     2,091        (206)        (41)
                                                              --------    --------    --------
                                                              $475,855    $483,086    $143,718
                                                              ========    ========    ========

     The net deferred tax liability is comprised of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Deferred income...........................................  $   (3,744)  $ (1,799)
  Federal net operating loss carryforwards..................      (2,462)        --
  State net operating loss carryforwards....................     (13,469)    (9,481)
  Statutory depletion carryforwards.........................          --     (4,075)
  Alternative minimum tax credits...........................     (14,472)   (13,118)
  Foreign net operating loss carryforwards..................      (9,444)        --
  Accrued expenses and liabilities..........................      (8,088)    (8,413)
  Other.....................................................      (3,415)    (6,201)
                                                              ----------   --------
     Total deferred tax assets..............................     (55,094)   (43,087)
  Valuation allowance.......................................          --      1,649
                                                              ----------   --------
     Net deferred tax assets................................     (55,094)   (41,438)
                                                              ----------   --------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................   1,043,687    738,132
  Other.....................................................       3,130      3,139
                                                              ----------   --------
     Total deferred tax liabilities.........................   1,046,817    741,271
                                                              ----------   --------
Net deferred income tax liability...........................  $  991,723   $699,833
                                                              ==========   ========

     The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries as management intends to permanently reinvest such earnings. As of December 31, 2001, the undistributed earnings of the foreign subsidiaries amounted to approximately $1.6 billion. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

     At December 31, 2001, the Company had federal net operating loss carryforwards of $7 million and state net operating loss carryforwards of $261 million. The state net operating losses will expire over the next 15 years, if they are not otherwise utilized. The Company has alternative minimum tax (AMT) credit carryforwards of $14 million that can be carried forward indefinitely, but which can be used only to reduce regular tax liabilities in excess of AMT liabilities. Investment and other tax credit carryforwards of $2 million

                      APACHE CORPORATION AND SUBSIDIARIES
expired in 2001. These credits had been fully reserved in 2000 through a valuation allowance. The foreign net operating loss relates to foreign pre-production expenditures which will not be deductible for foreign tax purposes until production begins, which is expected to be in 2003. Once these expenditures are deducted for foreign tax purposes, any net operating loss has a five-year carryforward period.

     The Company made cash payments for income and other taxes, net of refunds, of $172 million, $123 million and $66 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8. ADVANCES FROM GAS PURCHASERS

     In July 1998, Apache received $72 million from a purchaser as an advance payment for future natural gas deliveries ranging from 6,726 MMBtu per day to 24,669 MMBtu per day, for a total of 45,330,949 MMBtu, over a 10-year period commencing August 1998. In addition, the purchaser pays Apache a monthly fee of $.08 per MMBtu on the contracted volumes. Concurrent with this arrangement, Apache entered into three gas price swap contracts with a third party under which Apache became a fixed price payor for identical volumes at prices ranging from $2.34 per MMBtu to $2.56 per MMBtu. The net result of these related transactions was that gas delivered to the purchaser was reported as revenue at prevailing spot prices with Apache realizing a premium associated with the monthly fee paid by the purchaser.

     In August 1997, Apache received $115 million from a purchaser as an advance payment for future natural gas deliveries of 20,000 MMBtu per day over a ten-year period commencing September 1997. In addition, the purchaser pays Apache a monthly fee of $.07 per MMBtu on the contracted volumes. Concurrent with this arrangement, Apache entered into two gas price swap contracts with a third party under which Apache became a fixed price payor for identical volumes at average prices starting at $2.19 per MMBtu in 1997 and escalating to $2.59 per MMBtu in 2007. The net result of these related transactions was that gas delivered to the purchaser was reported as revenue at prevailing spot prices with Apache realizing a premium associated with the monthly fee paid by the purchaser.

     Contracted volumes relating to these arrangements are included in the Company's unaudited supplemental oil and gas disclosures.

     These advance payments have been classified as advances from gas purchasers and are being recognized in oil and gas production revenues as gas is delivered to the purchasers under the terms of the contracts. At December 31, 2001 and 2000, advances of $140 and $153 million, respectively, were outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, plus or minus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on a rate of eight percent.

     In October and November 2001, Apache terminated the gas price swap contracts associated with these advances and received proceeds of $78 million. The effect of terminating these derivative instruments reduces future price risk exposure to natural gas price volatility by establishing a fixed price for the remaining quantities of gas to be delivered under the terms of the contracts. Upon termination, Apache designated the remaining contractual volumes of gas that will be delivered to the purchasers as a normal fixed price physical sale. The prices used in settling the derivatives represented an average 51 percent increase over the prices reflected in the original contracts. No gain or loss was recognized at termination. The settlement is carried as a deferred credit on the balance sheet and will be recognized in monthly sales based on the portion of the proceeds applicable to each production month over the remaining life of the contracts.

                      APACHE CORPORATION AND SUBSIDIARIES

9. CAPITAL STOCK

  Common Stock Outstanding

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Balance, beginning of year............................  135,998,223   125,396,110   107,546,034
Treasury shares acquired, net.........................     (915,983)     (505,427)     (423,867)
Shares issued for:
  Public offering(1)..................................           --    10,120,000    16,445,000
  Acquisition of Fletcher subsidiaries(2).............    1,807,881            --            --
  Acquisition of Shell Offshore properties(3).........           --            --     1,100,000
  Dividend reinvestment plan..........................           --            --        13,679
  401(k) savings plan.................................           --            --        27,487
  Stock option plans..................................      230,924       987,540       687,777
  Fractional shares to be repurchased.................      (17,866)           --            --
                                                        -----------   -----------   -----------
Balance, end of year..................................  137,103,179   135,998,223   125,396,110
                                                        ===========   ===========   ===========

---------------

(1) In August 2000, Apache completed a public offering of 10.1 million shares of common stock, including 1.3 million shares for the underwriters' over-allotment option, for net proceeds of $434 million. In May 1999, Apache completed a public offering of approximately 16.4 million shares of common stock for net proceeds of $444 million.

(2) In March 2001, Apache issued to Shell Overseas Holdings 1.8 million restricted shares for net proceeds of $100 million in connection with the Fletcher acquisition.

(3) In May 1999, Apache issued to Shell Offshore 1.1 million shares in connection with the acquisition of Gulf of Mexico properties from Shell Offshore.

     Net Income Per Common Share -- A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2001, 2000 and 1999 is presented in the table below:

                                             2001                             2000                             1999
                                ------------------------------   ------------------------------   ------------------------------
                                 INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE
                                --------   -------   ---------   --------   -------   ---------   --------   -------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
  Income attributable to
    common stock..............  $703,798   137,150     $5.13     $693,068   129,777     $5.34     $186,406   118,729     $1.57
                                                       =====                            =====                            =====
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.....        --     1,010                     --     1,151                     --       460
  Series C Preferred Stock....    13,952     6,243                 14,307     6,260                     --        --
                                --------   -------               --------   -------               --------   -------
DILUTED:
  Income attributable to
    common stock, including
    assumed conversions.......  $717,750   144,403     $4.97     $707,375   137,188     $5.16     $186,406   119,189     $1.56
                                ========   =======     =====     ========   =======     =====     ========   =======     =====

     The effect of the Series C Preferred Stock was not included in the computation of diluted net income per common share during 1999, because to do so would have been antidilutive.

     Stock Option Plans -- At December 31, 2001, officers and certain key employees had been granted options to purchase the Company's common stock under employee stock option plans adopted in 1990, 1995, 1998 and 2000 (collectively, the Stock Option Plans). Under the Stock Option Plans, the exercise price of each option equals the market price of Apache's common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after 10 years.

                      APACHE CORPORATION AND SUBSIDIARIES

     1996 Performance Stock Option Plan -- On October 31, 1996, the Company established the 1996 Performance Stock Option Plan (the Performance Plan) for substantially all full-time employees, excluding officers and certain key employees. Under the Performance Plan, the exercise price of each option equals the market price of Apache common stock on the date of grant. All options become exercisable after nine and one-half years and expire 10 years from the date of grant. Under the terms of the Performance Plan, no grants were made after December 31, 1998.

     A summary of the status of the plans described above as of December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                               2001                2000                1999
                                         -----------------   -----------------   -----------------
                                                  WEIGHTED            WEIGHTED            WEIGHTED
                                         SHARES   AVERAGE    SHARES   AVERAGE    SHARES   AVERAGE
                                         UNDER    EXERCISE   UNDER    EXERCISE   UNDER    EXERCISE
                                         OPTION    PRICE     OPTION    PRICE     OPTION    PRICE
                                         ------   --------   ------   --------   ------   --------
Outstanding, beginning of year.........   4,774    $33.67     4,976    $30.45     4,863    $29.23
Granted................................   1,144     52.38       972     45.15       934     34.01
Exercised..............................    (264)    29.45      (972)    28.60      (586)    25.94
Forfeited..............................    (293)    39.45      (202)    34.56      (235)    30.28
                                         ------              ------              ------
Outstanding, end of year(1)............   5,361     37.56     4,774     33.67     4,976     30.45
                                         ======              ======              ======
Exercisable, end of year...............   2,319     33.23     1,538     29.64     1,531     27.85
                                         ======              ======              ======
Available for grant, end of year.......   1,218               1,626               1,404
                                         ======              ======              ======
Weighted average fair value of options
  granted during the year(2)...........  $21.92              $18.95              $12.66
                                         ======              ======              ======

     The following table summarizes information about stock options covered by the plans described above that are outstanding at December 31, 2001 (shares in thousands):

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                           NUMBER OF     WEIGHTED                 NUMBER OF
                                            SHARES        AVERAGE     WEIGHTED     SHARES      WEIGHTED
                                             UNDER       REMAINING    AVERAGE       UNDER      AVERAGE
                                          OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                    OPTIONS        LIFE        PRICE       OPTIONS      PRICE
------------------------                  -----------   -----------   --------   -----------   --------
$14.55 - $27.16.........................       627         4.94        $24.88         516       $24.96
 27.50 -  34.43.........................     2,349         5.68         31.31       1,145        30.79
 36.36 -  44.66.........................     1,256         8.03         42.02         509        41.44
 48.35 -  57.85.........................     1,129         9.28         52.66         149        52.57
                                             -----                                  -----
                                             5,361                                  2,319
                                             =====                                  =====

---------------

(1) Excludes 136,125 shares, 156,750 shares and 240,900 shares as of December 31, 2001, 2000 and 1999, respectively, issuable under stock options assumed by Apache in connection with the 1996 acquisition of The Phoenix Resource Companies, Inc.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: (i) risk-free interest rates of 4.95, 6.74 and 5.65 percent; (ii) expected lives of five years for the Stock Option Plans, and 2.5 years for the Performance Plan; (iii) expected volatility of 41.39, 37.42 and 33.87 percent, and (iv) expected dividend yields of .51, .57 and .75 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     In October 2000, the Company adopted the Share Appreciation Plan under which grants were made to the Company's officers and substantially all full-time employees. The Share Appreciation Plan provides for issuance of up to an aggregate of 3.85 million shares of Apache common stock, based on attainment of one or more of three share price goals (the Share Price Goals) and/or a separate production goal (the Production Goal). Generally, shares will be issued in three installments over 24 months after achievement of each goal. When and if the goals are achieved, the Company will recognize compensation expense over the 24-month vesting period equal to the value of the stock on the date the particular goal is achieved. The shares of Apache common stock contingently issuable under the Share Appreciation Plan will be excluded from the computation of income per common share until the stated goals are met.

     The Share Price Goals are based on achieving a share price of $91, $109 and $164 per share before January 1, 2005. A summary of the number of shares contingently issuable under the Share Price Goals as of December 31, 2001 and 2000 is presented in the table below (shares in thousands):

                                                              SHARES SUBJECT TO
                                                              CONDITIONAL GRANTS
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Outstanding, beginning of year..............................   2,745          --
Granted.....................................................     616       2,745
Forfeited...................................................    (318)         --
                                                              ------      ------
Outstanding, end of year(1).................................   3,043       2,745
                                                              ======      ======
Exercisable, end of year....................................      --          --
                                                              ======      ======
Weighted average fair value of conditional grants --
  Share Price Goals(2)......................................  $33.71      $36.60
                                                              ======      ======

     The Production Goal will be attained if and when the Company's average daily production equals or exceeds 1.40 barrels of oil equivalent per diluted share (calculated on an annualized basis) during any fiscal quarter ending before January 1, 2005. Such level of production was approximately twice the Company's level of production at the time the Share Appreciation Plan was adopted. Shares issuable in connection with the Production Goal will be a number of shares of the Company's common stock equal to (a) 37.5 percent, 75 percent or 150 percent of a participant's annual base salary (at the time of attainment), as applicable, divided by (b) the average daily per share closing price of the Company's common stock for the fiscal quarter during which the Production Goal is attained.

     In 2001, the Company modified the Stock Option Plans, 1996 Performance Stock Option Plan and 2000 Share Appreciation Plan to allow for immediate vesting upon a change in control of ownership. No compensation expense was recognized as a result of this change.

---------------

(1) Represents shares issuable upon attainment of $91, $109 and $164 per share price goals of 660,128 shares, 1,649,899 shares and 733,235 shares, respectively, in 2001 and 596,200 shares, 1,488,300 shares and 661,100 shares, respectively, in 2000.

(2) The fair value of each Share Price Goal conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 2001 and 2000, respectively:
    (i) risk-free interest rate of 4.31 and 5.95 percent; (ii) expected volatility of 46.04 and 44.69 percent; and (iii) expected dividend yield of .72 and .44 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25 and related interpretations, under which, generally, no compensation cost has been recognized for the Stock Option Plans, the Performance Plan, or the Share Appreciation Plan. If compensation costs for these plans had been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per common share would approximate the following pro forma amounts:

                                                       2001        2000        1999
                                                     --------    --------    --------
                                                          (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
Income Attributable to Common Stock:
     As reported...................................  $703,798    $693,068    $186,406
     Pro forma.....................................   681,335     679,856     177,518
Net Income per Common Share:
  Basic:
     As reported...................................  $   5.13    $   5.34    $   1.57
     Pro forma.....................................      4.97        5.24        1.49
  Diluted:
     As reported...................................  $   4.97    $   5.16    $   1.56
     Pro forma.....................................      4.79        5.07        1.49

     The pro forma amounts shown above may not be representative of future results, as the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

     In December 1998, the Company entered into a conditional stock grant agreement with an executive of the Company which would award up to 109,998 shares of the Company's common stock in five annual installments. Each installment has a five-year vesting period, 40 percent of the conditional grants will be paid in cash at the market value of the stock on the date of payment and the balance (65,998 shares) will be issued in Apache common stock. In 2001, the Company modified the conditional stock grant agreement to allow for immediate vesting upon a change in control of ownership. No compensation expense was recognized as a result of this change.

  Preferred Stock

     The Company has five million shares of no par preferred stock authorized, of which 25,000 shares have been designated as Series A Junior Participating Preferred Stock (the Series A Preferred Stock), 100,000 shares have been designated as the 5.68 percent Series B Cumulative Preferred Stock (the Series B Preferred Stock) and 140,000 shares have been designated as Series C Preferred Stock. The shares of Series A Preferred Stock are authorized for issuance pursuant to certain rights that trade with Apache common stock outstanding and are reserved for issuance upon the exercise of the Rights as defined and discussed below.

     Rights to Purchase Series A Preferred Stock -- In December 1995, the Company declared a dividend of .9 right (a Right) (adjusted for the 10-percent stock dividend) for each share of Apache common stock outstanding on January 31, 1996. Each full Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if a person or group becomes the beneficial owner of 20 percent or more of Apache's outstanding common stock (flip in event), each Right will become exercisable for shares of Apache's common stock at 50 percent of the then market price of the common stock. If a 20 percent shareholder of Apache acquires Apache, by merger or otherwise, in a transaction where Apache

                      APACHE CORPORATION AND SUBSIDIARIES
does not survive or in which Apache's common stock is changed or exchanged (flip over event), the Rights become exercisable for shares of the common stock of the company acquiring Apache at 50 percent of the then market price for Apache common stock. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. If an offer to acquire all of the Company's outstanding shares of common stock is determined to be fair by Apache's board of directors, the transaction will not trigger a flip in event or a flip over event. The Company may also redeem the Rights at $.01 per Right at any time until 10 business days after public announcement of a flip in event. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

     Series B Preferred Stock -- In August 1998, Apache issued 100,000 shares ($100 million) of Series B Preferred Stock in the form of one million depositary shares, each representing one-tenth (1/10) of a share of Series B Preferred Stock, for net proceeds of $98 million. The Series B Preferred Stock has no stated maturity, is not subject to a sinking fund and is not convertible into Apache common stock or any other securities of the Company. Apache has the option to redeem the Series B Preferred Stock at $1,000 per preferred share on or after August 25, 2008. Holders of the shares are entitled to receive cumulative cash dividends at an annual rate of $5.68 per depositary share when, and if, declared by Apache's board of directors.

     Series C Preferred Stock -- In May 1999, Apache issued 140,000 shares ($217 million) of Series C Preferred Stock in the form of seven million depositary shares each representing one-fiftieth (1/50) of a share of Series C Preferred Stock, for net proceeds of $211 million. The Series C Preferred Stock is not subject to a sinking fund or mandatory redemption. At any time prior to May 15, 2002, holders of the depositary shares may elect to convert each of their shares, subject to adjustments, into not less than 0.9016 of a share of Apache common stock (6,242,769 common shares). Holders of the shares are entitled to receive cumulative cash dividends at an annual rate of 6.5 percent, or $2.015 per depositary share when, and if, declared by Apache's board of directors. On May 15, 2002, each depositary share will automatically convert, subject to adjustments, into not more than 1.099 shares and not less than 0.9016 of a share of Apache common stock, depending on the market price of Apache common stock at that time.

     In 2000, Apache bought back 75,900 depositary shares at an average price of $34.42 per share. The excess of the purchase price to reacquire the depositary shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations.

     Comprehensive Income -- Components of accumulated other comprehensive income (loss) consist of the following (in thousands):

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                          2001        2000        1999
                                                       ----------   ---------   --------
Currency translation adjustments.....................  $(114,078)   $(40,050)   $(8,661)
Unrealized gain (loss) on available for sale
  securities.........................................        125        (182)       215
Unrealized gain on derivatives.......................     12,136          --         --
                                                       ---------    --------    -------
Accumulated other comprehensive income (loss)........  $(101,817)   $(40,232)   $(8,446)
                                                       =========    ========    =======

     The unrealized gain (loss) on available for sale securities at December 31, 2001, 2000 and 1999 is net of income tax expense (benefit) of $67,000, $(94,000) and $129,000, respectively. The currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in non-U.S. subsidiaries.

                      APACHE CORPORATION AND SUBSIDIARIES

     A rollforward of the unrealized gain on derivatives is presented in the table below:

                                                                           AFTER-
                                                                GROSS        TAX
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Unrealized gain on derivatives at December 31, 2000.........  $      --   $     --
Cumulative effect of change in accounting principle.........   (116,229)   (71,287)
Reclassification of net realized losses into earnings.......      9,197      7,554
Net change in derivative fair value.........................    127,591     75,869
                                                              ---------   --------
Unrealized gain on derivatives at December 31, 2001.........  $  20,559   $ 12,136
                                                              =========   ========

10. FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000. See Note 4 for a discussion of the Company's derivative instruments.

                                                            2001                  2000
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Short-term investments.............................  $102,950   $103,967   $     --   $     --
Long-term debt:
  Apache
     Money market lines of credit..................     1,600      1,600     25,000     25,000
     Global credit facility -- U.S. ...............   100,000    100,000         --         --
     Commercial paper..............................   530,700    530,700    510,100    510,100
     9.25-percent notes............................    99,974    102,560     99,926    104,060
     7-percent notes...............................   148,391    148,845    148,339    145,905
     7.625-percent notes...........................   149,109    157,350    149,085    154,800
     7.7-percent notes.............................    99,655    105,130     99,650    103,280
     7.95-percent notes............................   178,595    194,454    178,577    191,088
     7.375-percent debentures......................   148,003    152,415    147,998    148,755
     7.625-percent debentures......................   149,175    157,380    149,175    155,580
  Subsidiary and other obligations
     Money market lines of credit..................     1,196      1,196         --         --
     Global credit facility -- Canada..............    30,000     30,000         --         --
     Global credit facility -- Australia...........        --         --     95,000     95,000
     Revolving credit facility -- Egypt............        --         --     50,000     50,000
     Fletcher notes................................     5,356      5,716         --         --
     Apache Finance Australia 6.5-percent notes....   169,137    172,822    169,023    168,946
     Apache Finance Australia 7-percent notes......    99,478    104,230     99,425    102,842
     Apache Finance Canada 7.75-percent notes......   296,988    320,880    296,960    302,610
     Apache Clearwater notes.......................    37,000     37,000         --         --

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheet approximated fair value at December 31, 2001 and 2000 because of the short-term nature of such items.

                      APACHE CORPORATION AND SUBSIDIARIES

     Short-Term Investments -- The fair value of the Company's short-term investments are estimates provided to the Company by independent investment banking firms.

     Long-Term Debt -- The fair value of the 7.625-percent debentures is based upon an estimate provided to the Company by an independent investment banking firm. The fair values of all other notes and debentures are based on quoted market prices. The carrying amount of the global credit facility, commercial paper and money market lines of credit approximated fair value because the interest rates are variable and reflective of market rates.

11. COMMITMENTS AND CONTINGENCIES

  Litigation

     China -- In June 2000, our subsidiary, Apache China Corporation LDC (Apache China), filed a lawsuit against PetroChina Company Limited (PetroChina), China National Petroleum Corporation and China National Oil and Gas Exploration and Development Corporation in connection with certain operations in the Zhao Dong Block of the Bohai Bay, offshore China. Apache China, PetroChina and XCL-China, Ltd. (XCL-China) agreed to modify their agreements relating to the development of the Zhao Dong Block (including certain extensions of time). These modifications have been approved by the appropriate Chinese governmental authorities and the bankruptcy court presiding over XCL-China's bankruptcy proceeding, and the lawsuit was subsequently dismissed. XCL-China continues under bankruptcy protection and the presiding court is considering two competing plans for XCL-China's reorganization. The final court approval of a plan is not expected before April 2002. Development activities, including construction of production facilities, are continuing in accordance with the overall development plan and the modified agreements.

     Canada -- In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery made by Apache and Murphy during 2000 in the Ladyfern area of northeast British Columbia. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and has since filed an application to reduce this amount to no more than C$3.6 billion. Management believes that the counterclaim is without merit and that the amount claimed by Predator is frivolous.

     Cinergy -- As described in Note 13 Transactions with Related Parties and Major Customers, Cinergy Marketing & Trading, LLC (Cinergy) purchases most of our United States natural gas production. Disputes have arisen between Cinergy and Apache concerning various matters, including Cinergy's claim to market our Canadian gas production. As a result, in September 2001, Cinergy commenced an arbitration proceeding seeking, among other things, specific performance to require us to sell our Canadian gas production to Cinergy or pay damages. We are disputing Cinergy's assertions (including their claim to market our Canadian production), filing a general denial and counterclaim against Cinergy for amounts arising from, among other things, a recent audit. Management does not believe the outcome of the arbitration will be material to our financial position or results of operations. We continue to market most of our U.S. gas production through Cinergy.

     The Company is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

     Environmental -- Apache, as an owner and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the

                      APACHE CORPORATION AND SUBSIDIARIES
lessee to liability for pollution damages. Apache maintains insurance coverage, which it believes, is customary in the industry, although it is not fully insured against all environmental risks.

     As part of the Company's due diligence review for acquisitions, Apache conducts an extensive environmental evaluation of purchased properties. Depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache's satisfaction, or agree to assume liability for remediation of the property. As of December 31, 2001, Apache had an undiscounted reserve for environmental remediation of approximately $9 million. The Company is not aware of any environmental claims existing as of December 31, 2001, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

     International Commitments -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, Egypt, China and Poland. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $83 million through 2005.

     Retirement and Deferred Compensation Plans -- The Company provides a 401(k) savings plan for employees which allows participating employees to elect to contribute up to 25 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes six percent of each participating employee's compensation, as defined, to a money purchase retirement plan. The 401(k) plan and the money purchase retirement plan are subject to certain annually-adjusted, government-mandated restrictions which limit the amount of each employee's contributions.

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

     Vesting in the Company's contributions to the 401(k) savings plan, the money purchase retirement plan and the non-qualified retirement/savings plan occurs at the rate of 20 percent per year. Upon a change in control of ownership, vesting is immediate. Total costs under all plans were $16 million, $9 million and $8 million for 2001, 2000 and 1999, respectively. The unfunded liability for all plans as of December 31, 2001 and 2000 have been recorded in other accrued expenses.

     Lease Commitments -- The Company has leases for buildings, facilities and equipment with varying expiration dates through 2008. Net rental expense was $18 million, $16 million and $12 million for 2001, 2000 and 1999, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

     As of December 31, 2001, minimum rental commitments under long-term operating leases, net of sublease rentals and long-term pipeline transportation commitments, ranging from one to 23 years, are as follows:

                                                         NET MINIMUM
                                                         COMMITMENTS
                                                        --------------
                                                        (IN THOUSANDS)
2002.................................................      $ 32,062
2003.................................................        28,040
2004.................................................        17,075
2005.................................................        14,217
2006.................................................        12,433
Thereafter...........................................         6,021
                                                           --------
                                                           $109,848
                                                           ========

12. PREFERRED INTERESTS OF SUBSIDIARIES

     In August 2001, Apache entered into a series of financing transactions, described below, to pay down existing debt and increase financial flexibility.

     Apache contributed interests in various fields valued at $923 million to new subsidiaries in connection with the financing transactions. Additionally, Apache contributed $116 million in U.S. Government Agency Notes, as discussed in
Note 5. Unrelated institutional investors contributed $443 million ($441 million, net of issuance costs) to the various subsidiaries in exchange for preferred stock ($82 million) of the subsidiaries and a limited partner interest ($361 million) in one of the entities. The third party investors are entitled to receive a weighted average return of 123 basis points above the prevailing LIBOR interest rate. The preferred stock and limited partner interests are repayable from the assets of the subsidiaries. Apache retains credit risks related to collection of proceeds from product sales and intercompany loans. Apache also has an obligation to contribute an aggregate amount not to exceed $250 million to fund present and future business operations of the subsidiaries. However, the investors are not entitled to receive more than their $443 million original investment, plus the agreed-upon return. One of the subsidiaries also issued $37 million of senior floating rate notes as discussed in Note 6.

     The limited partnership is scheduled to terminate as of August 9, 2021. However, the general partner, an Apache subsidiary, may elect to retire all or part of the limited partner's interest at any time without penalty. In addition, the limited partnership agreement requires that the limited and general partners reset the partners' rate of return over LIBOR every five years beginning in 2006. If the partners fail to mutually agree on new rates of return, the general partner must either dissolve the partnership or purchase the limited partner's interest. Upon dissolution of the partnership, retirement of the limited partner's interest, or purchase of the limited partner's interest by the general partner, the limited partner will receive the unrecouped balance of its initial $361 million capital investment.

     If Apache's senior unsecured long-term debt ratings from Standard & Poor's and Moody's fall to BBB- or lower or Baa3 or lower, respectively, or if either rating is withdrawn, our subsidiaries that issued the preferred stock and limited partnership interests may need to obtain additional cash or cash equivalents or redeem part of the preferred interests to remain in compliance with certain covenants. Also, if Apache's rating falls to BB or lower or Ba2 or lower, the limited partner has the right to cause the dissolution of the partnership, though we can avoid this by exercising our right to retire the limited partnership interests without penalty.

                      APACHE CORPORATION AND SUBSIDIARIES

     The preferred stock certificates require that the Apache subsidiaries and their preferred shareholders reset the preferred stock dividend rate every five years beginning in 2006. If they fail to mutually agree on a new rate, the Apache subsidiaries must either register the stock for public sale, or redeem all of the outstanding preferred stock. The Apache subsidiaries may elect to redeem all or part of the preferred stock at any time without penalty.

     The assets and liabilities of the subsidiaries are included in Apache's consolidated financial statements at historical costs, with the preferred stock and limited partner interests of the subsidiaries reflected as a preferred interests of subsidiaries in the consolidated balance sheet. The dividends paid on the preferred stock and distributions paid on the limited partner interests are reflected as preferred interests of subsidiaries in the statement of consolidated operations.

13. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     Strategic Alliance with Cinergy Corp. -- In June 1998, Apache formed a strategic alliance with Cinergy to market substantially all the Company's natural gas production from the United States and agreed to develop terms for the marketing of most of Apache's Canadian production under an amended and restated gas purchase agreement effective July 1, 1998. Apache sold its 57 percent interest in ProEnergy for 771,258 shares of Cinergy Corp. common stock, which the Company subsequently sold for $26 million. In December 1998, Apache and Cinergy agreed to postpone the negotiation of terms to market most of Apache's Canadian production. ProEnergy, renamed Cinergy Marketing and Trading LLC, will continue to market Apache's North American natural gas production until June 30, 2008, with an option, following prior notice, to terminate on June 30, 2004. During this period, Apache is generally obligated to deliver most of its United States gas production to Cinergy and, under certain circumstances, reimburse Cinergy if certain gas throughput thresholds are not met. All throughput thresholds have been met. Because of the Company's obligation under the agreement, Apache recorded a deferred gain of $20 million, subject to adjustment, on the sale of ProEnergy that is being amortized over six years, the non-cancelable term of the agreement. At December 31, 2001, the remaining balance was $8 million. The prices received for its gas production under this agreement approximate market prices. As described in Note 11, Commitments and Contingencies, Apache and Cinergy are parties to arbitration. We continue to market most of our U.S. gas production through Cinergy.

     Related Parties -- F.H. Merelli, a member of the Company's board of directors since July 1997, is chairman and chief executive officer of Key Production Company, Inc. (Key). In the normal course of business, Key paid to Apache approximately $4 million during 2001 and $3 million during both 2000 and 1999 for Key's proportionate share of drilling and workover costs, mineral interests and routine expenses related to oil and gas wells in which Key owns interests and for which Apache is the operator. Key received approximately $12 million, $10 million and $6 million in 2001, 2000 and 1999, respectively, for its proportionate share of revenues from such interests, of which approximately $7 million in both 2001 and 2000, and $4 million in 1999, was paid directly to Key by Apache or related entities.

     Major Customers -- In 2001, purchases by Cinergy and EGPC accounted for 35 percent and 17 percent of the Company's oil and gas production revenues, respectively. In 2000, purchases by Cinergy and EGPC accounted for 26 percent and 16 percent of the Company's oil and gas production revenues, respectively. In 1999, purchases by Cinergy and EGPC accounted for 29 percent and 21 percent of the Company's oil and gas production revenues, respectively. No other purchaser has accounted for more than 10 percent of revenues for 2001, 2000 or 1999.

     Concentration of Credit Risk -- The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales. Sales of natural gas by Apache to Cinergy are similarly uncollateralized. Deteriorating economic

                      APACHE CORPORATION AND SUBSIDIARIES
conditions in Egypt may reduce EGPC's ability to obtain the necessary amount of U.S. dollars to fulfill its ongoing obligations. During 2001, the Company experienced a gradual decline in timeliness of receipts from EGPC, and continuation of the hard currency shortage in Egypt could lead to further delays, deferrals of payment or non-payment in the future.

14. BUSINESS SEGMENT INFORMATION

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

                                                                                          OTHER
                                UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                                -------------   ----------   ----------   ---------   -------------   ----------
                                                                 (IN THOUSANDS)
2001
Oil and Gas Production
  Revenues....................   $1,458,838     $  612,492   $  460,910   $257,407      $  1,047      $2,790,694
Operating Expenses:
  Depreciation, depletion and
    amortization..............      423,727        178,770      135,225     82,686           423         820,831
  International impairments...           --             --           --         --        65,000          65,000
  Lease operating costs.......      227,418         98,152       49,449     31,728           386         407,133
  Severance and other taxes...       49,555          8,483           --     11,789            --          69,827
                                 ----------     ----------   ----------   --------      --------      ----------
Operating Income (Loss).......   $  758,138     $  327,087   $  276,236   $131,204      $(64,762)      1,427,903
                                 ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues (losses).....                                                                           (13,568)
  Administrative, selling and
    other.....................                                                                           (88,710)
  Financing costs, net........                                                                          (118,762)
  Preferred interests of
    subsidiaries..............                                                                            (7,609)
                                                                                                      ----------
Income Before Income Taxes....                                                                        $1,199,254
                                                                                                      ==========
Net Property and Equipment....   $3,855,674     $1,984,147   $1,238,234   $814,423      $120,594      $8,013,072
                                 ==========     ==========   ==========   ========      ========      ==========
Total Assets..................   $4,172,551     $2,163,615   $1,564,474   $882,141      $150,875      $8,933,656
                                 ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property and
  Equipment...................   $  834,581     $1,015,184   $  515,551   $113,171      $ 34,048      $2,512,535
                                 ==========     ==========   ==========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                          OTHER
                                UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                                -------------   ----------   ----------   ---------   -------------   ----------
                                                                 (IN THOUSANDS)
2000
Oil and Gas Production
  Revenues....................   $1,374,941     $  331,503   $  360,772   $223,543      $     --      $2,290,759
Operating Expenses:
  Depreciation, depletion and
    amortization..............      356,998         79,892       84,425     62,183            48         583,546
  Lease operating costs.......      167,986         34,487       28,328     24,450            --         255,251
  Severance and other taxes...       48,015          5,072           --      6,086            --          59,173
                                 ----------     ----------   ----------   --------      --------      ----------
Operating Income (Loss).......   $  801,942     $  212,052   $  248,019   $130,824      $    (48)      1,392,789
                                 ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues (losses).....                                                                            (6,855)
  Administrative, selling and
    other.....................                                                                           (75,615)
  Financing costs, net........                                                                          (106,638)
                                                                                                      ----------
Income Before Income Taxes....                                                                        $1,203,681
                                                                                                      ==========
Net Property and Equipment....   $3,643,439     $1,378,639   $  854,531   $783,884      $151,969      $6,812,462
                                 ==========     ==========   ==========   ========      ========      ==========
Total Assets..................   $4,022,749     $1,463,306   $  965,733   $856,575      $173,587      $7,481,950
                                 ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property and
  Equipment...................   $1,461,479     $  649,804   $   93,083   $117,248      $ 20,865      $2,342,479
                                 ==========     ==========   ==========   ========      ========      ==========

                                                                                          OTHER
                                UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                                -------------   ----------   ----------   ---------   -------------   ----------
                                                                 (IN THOUSANDS)
1999
Oil and Gas Production
  Revenues....................   $  700,649     $   86,901   $  235,935   $118,524      $  1,937      $1,143,946
Operating Expenses:
  Depreciation, depletion and
    amortization..............      290,771         34,560       74,736     41,716         1,061         442,844
  Lease operating costs.......      124,867         18,095       26,444     20,321           849         190,576
  Severance and other taxes...       25,638          1,867           --      4,895            --          32,400
                                 ----------     ----------   ----------   --------      --------      ----------
Operating Income..............   $  259,373     $   32,379   $  134,755   $ 51,592      $     27         478,126
                                 ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues..............                                                                             2,607
  Administrative, selling and
    other.....................                                                                           (53,894)
  Financing costs, net........                                                                           (82,266)
                                                                                                      ----------
Income Before Income Taxes....                                                                        $  344,573
                                                                                                      ==========
Net Property and Equipment....   $2,548,413     $  861,829   $  845,873   $728,592      $131,151      $5,115,858
                                 ==========     ==========   ==========   ========      ========      ==========
Total Assets..................   $2,760,163     $  894,592   $  908,502   $782,520      $156,766      $5,502,543
                                 ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property and
  Equipment...................   $1,053,285     $  577,455   $  111,534   $175,848      $ 28,286      $1,946,408
                                 ==========     ==========   ==========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

15. SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

     Oil and Gas Operations -- The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities. Apache has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

                                                                                      OTHER
                                UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                -------------   --------   --------   ---------   -------------   ----------
                                                               (IN THOUSANDS)
2001
Oil and gas production
  revenues....................   $1,458,838     $612,492   $460,910   $257,407      $  1,047      $2,790,694
                                 ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization..............      409,096      177,159    135,086     81,930           388         803,659
  International impairments...           --           --         --         --        65,000          65,000
  Lease operating expenses....      227,418       98,152     49,449     31,728           386         407,133
  Production taxes............       47,462           --         --     11,789            --          59,251
  Income tax..................      290,573      150,450    132,660     44,866       (24,279)        594,270
                                 ----------     --------   --------   --------      --------      ----------
                                    974,549      425,761    317,195    170,313        41,495       1,929,313
                                 ----------     --------   --------   --------      --------      ----------
Results of operations.........   $  484,289     $186,731   $143,715   $ 87,094      $(40,448)     $  861,381
                                 ==========     ========   ========   ========      ========      ==========
Amortization rate per
  boe(1)......................   $     6.64     $   5.80   $   5.66   $   4.70      $   4.72      $     6.05
                                 ==========     ========   ========   ========      ========      ==========
2000
Oil and gas production
  revenues....................   $1,374,941     $331,503   $360,772   $223,543      $     --      $2,290,759
                                 ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization..............      345,624       76,286     84,302     61,358            --         567,570
  Lease operating expenses....      167,985       34,487     28,328     24,451            --         255,251
  Production taxes............       46,509           --         --      6,086            --          52,595
  Income tax..................      305,559       98,489    119,108     44,760            --         567,916
                                 ----------     --------   --------   --------      --------      ----------
                                    865,677      209,262    231,738    136,655            --       1,443,332
                                 ----------     --------   --------   --------      --------      ----------
Results of operations.........   $  509,264     $122,241   $129,034   $ 86,888      $     --      $  847,427
                                 ==========     ========   ========   ========      ========      ==========
Amortization rate per
  boe(1)......................   $     6.16     $   5.53   $   5.46   $   4.42      $     --      $     5.75
                                 ==========     ========   ========   ========      ========      ==========
1999
Oil and gas production
  revenues....................   $  700,649     $ 86,901   $235,935   $118,524      $  1,937      $1,143,946
                                 ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization..............      280,033       33,671     74,695     40,952           309         429,660
  Lease operating expenses....      124,867       18,095     26,444     20,321           849         190,576
  Production taxes............       23,212           --         --      4,895            --          28,107
  Income tax..................      102,201       15,677     64,702     18,848           273         201,701
                                 ----------     --------   --------   --------      --------      ----------
                                    530,313       67,443    165,841     85,016         1,431         850,044
                                 ----------     --------   --------   --------      --------      ----------
Results of operations.........   $  170,336     $ 19,458   $ 70,094   $ 33,508      $    506      $  293,902
                                 ==========     ========   ========   ========      ========      ==========
Amortization rate per
  boe(1)......................   $     6.10     $   4.54   $   5.25   $   4.12      $   1.72      $     5.57
                                 ==========     ========   ========   ========      ========      ==========

---------------

(1) Amortization rate per boe reflects only DD&A of capitalized costs of proved oil and gas properties.

                      APACHE CORPORATION AND SUBSIDIARIES

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2001, by the year in which such costs were incurred:

                                                                                                1998 AND
                                                     TOTAL       2001       2000       1999       PRIOR
                                                    --------   --------   --------   --------   ---------
                                                                       (IN THOUSANDS)
Property acquisition costs........................  $529,963   $157,534   $ 99,130   $101,071   $172,228
Exploration and development.......................   309,958    136,697     46,795     29,632     96,834
                                                    --------   --------   --------   --------   --------
  Total...........................................  $839,921   $294,231   $145,925   $130,703   $269,062
                                                    ========   ========   ========   ========   ========

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:

                                                                                      OTHER
                                UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                -------------   --------   --------   ---------   -------------   ----------
                                                               (IN THOUSANDS)
2001
Acquisitions(1)...............   $   65,395     $561,700   $240,255   $     --      $ 12,936      $  880,286
Purchase of non-producing
  leases......................       14,004       27,941         --         --            --          41,945
Exploration...................       47,688       64,172     39,806     38,727        12,536         202,929
Development...................      637,488      318,232     87,798     46,441         8,302       1,098,261
Capitalized interest..........       24,500       13,920     11,293      7,036            --          56,749
Property sales................     (200,445)    (147,851)        --         --            --        (348,296)
                                 ----------     --------   --------   --------      --------      ----------
                                 $  588,630     $838,114   $379,152   $ 92,204      $ 33,774      $1,931,874
                                 ==========     ========   ========   ========      ========      ==========
2000
Acquisitions(1)...............   $  922,523     $401,904   $     --   $     --      $     --      $1,324,427
Purchase of non-producing
  leases......................       10,712       11,548         --         --            --          22,260
Exploration...................       26,045       16,331     51,819     40,917        18,077         153,189
Development...................      459,046      107,748     33,130     32,918            --         632,842
Capitalized interest..........       27,185       10,063     12,194      9,908         2,650          62,000
Property sales................      (10,853)     (15,418)        --         --            --         (26,271)
                                 ----------     --------   --------   --------      --------      ----------
                                 $1,434,658     $532,176   $ 97,143   $ 83,743      $ 20,727      $2,168,447
                                 ==========     ========   ========   ========      ========      ==========
1999
Acquisitions(1)...............   $  801,157     $503,771   $     --   $ 86,278      $     --      $1,391,206
Purchase of non-producing
  leases......................        9,044        5,464         --         --            --          14,508
Exploration...................       29,207       14,218     24,071     26,866        17,097         111,459
Development...................      179,225       26,009     35,737     34,110         4,291         279,372
Capitalized interest..........       22,031        3,176      7,904      8,289         4,322          45,722
Property sales................     (106,122)      (3,872)        --         --       (45,232)       (155,226)
                                 ----------     --------   --------   --------      --------      ----------
                                 $  934,542     $548,766   $ 67,712   $155,543      $(19,522)     $1,687,041
                                 ==========     ========   ========   ========      ========      ==========

---------------

(1) Acquisitions include unproved costs of $77 million, $125 million and $256 million for transactions completed in 2001, 2000 and 1999, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

     Capitalized Costs -- The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                 OTHER
                       UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL      TOTAL
                       -------------   ----------   ----------   ---------   -------------   -----------
                                                        (IN THOUSANDS)
2001
Proved properties....   $7,314,153     $2,103,263   $1,037,431   $816,620      $119,225      $11,390,692
Unproved
  properties.........      211,958        215,003      197,578     99,691       115,691          839,921
                        ----------     ----------   ----------   --------      --------      -----------
                         7,526,111      2,318,266    1,235,009    916,311       234,916       12,230,613
Accumulated DD&A.....   (3,751,887)      (466,703)    (359,792)  (259,373)     (115,613)      (4,953,368)
                        ----------     ----------   ----------   --------      --------      -----------
                        $3,774,224     $1,851,563   $  875,217   $656,938      $119,303      $ 7,277,245
                        ==========     ==========   ==========   ========      ========      ===========
2000
Proved properties....   $6,641,162     $1,414,598   $  639,938   $677,999      $ 50,225      $ 9,423,922
Unproved
  properties.........      296,319        168,228      215,919    146,108       150,917          977,491
                        ----------     ----------   ----------   --------      --------      -----------
                         6,937,481      1,582,826      855,857    824,107       201,142       10,401,413
Accumulated DD&A.....   (3,342,791)      (326,621)    (245,741)  (185,543)      (50,225)      (4,150,921)
                        ----------     ----------   ----------   --------      --------      -----------
                        $3,594,690     $1,256,205   $  610,116   $638,564      $150,917      $ 6,250,492
                        ==========     ==========   ==========   ========      ========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

     Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the SEC. The Company's estimates of proved reserve quantities of its U.S., Canadian and international properties are subject to review by Ryder Scott Company, L.P. Petroleum Consultants, independent petroleum engineers.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                                     CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS                    NATURAL GAS
                               ----------------------------------------------------------   -------------------------------

                                                 (THOUSANDS OF BARRELS)                        (MILLIONS OF CUBIC FEET)
                               UNITED                                    OTHER               UNITED
                               STATES    CANADA     EGYPT    AUSTRALIA   INT'L     TOTAL     STATES      CANADA      EGYPT
                               ----------------------------------------------------------   -------------------------------
PROVED DEVELOPED RESERVES:
  December 31, 1998..........  107,306    10,962    33,705    24,674      1,352   177,999     869,464     322,576     4,790
  December 31, 1999..........  186,962    50,401    30,719    33,887         --   301,969   1,004,844     397,704   106,830
  December 31, 2000..........  232,361    66,484    26,028    29,124         --   353,997   1,579,865     660,334    93,205
  December 31, 2001..........  230,017    76,250    59,188    45,628        699   411,782   1,407,561   1,148,516   338,707
TOTAL PROVED RESERVES:
Balance December 31,1998.....  136,184    11,942    55,153    46,377      1,352   251,008   1,048,575     331,944   194,430
  Extensions, discoveries and
    other additions..........   23,370     1,114     5,327     4,056         --    33,867      34,804      13,015    11,725
  Purchases of minerals
    in-place.................   76,493    70,640        --     4,686         --   151,819     393,716      99,535        --
  Revisions of previous
    estimates................   27,615       772    (9,815)    3,225        (30)   21,767      27,221       1,835   (44,297)
  Production.................  (17,836)   (1,344)  (11,589)   (3,878)       (13)  (34,660)   (168,428)    (36,424)   (5,809)
  Sales of properties........   (7,169)      (81)       --        --     (1,309)   (8,559)   (121,001)     (2,852)       --
                               -------   -------   -------    ------     ------   -------   ---------   ---------   -------
Balance December 31,1999.....  238,657    83,043    39,076    54,466         --   415,242   1,214,887     407,053   156,049
  Extensions, discoveries and
    other additions..........   36,681     6,589     9,168     6,074         --    58,512     154,489      94,792    32,967
  Purchases of minerals
    in-place.................   60,519    29,514        --        --         --    90,033     736,079     246,360        --
  Revisions of previous
    estimates................    2,655       159     1,012       429         --     4,255      32,414      (8,397)    2,966
  Production.................  (22,894)   (5,828)  (10,155)   (5,691)        --   (44,568)   (199,362)    (47,758)  (17,371)
  Sales of properties........     (914)      (87)       --        --         --    (1,001)    (10,454)       (333)       --
                               -------   -------   -------    ------     ------   -------   ---------   ---------   -------
Balance December 31, 2000....  314,704   113,390    39,101    55,278         --   522,473   1,928,053     691,717   174,611
  Extensions, discoveries and
    other additions..........   54,533    21,121    17,121    12,320         --   105,095     166,307     281,037    52,938
  Purchases of minerals
    in-place.................    6,728    35,298    36,465        --      1,099    79,590      34,827     512,927   247,302
  Revisions of previous
    estimates................   (7,943)      814     2,621        --         --    (4,508)    (61,522)      8,391    13,392
  Production.................  (24,157)   (9,916)  (14,322)   (8,595)       (42)  (57,032)   (224,600)   (108,925)  (35,010)
  Sales of properties........  (22,428)  (23,802)       --        --         --   (46,230)   (167,271)    (83,265)       --
                               -------   -------   -------    ------     ------   -------   ---------   ---------   -------
Balance December 31, 2001....  321,437   136,905    80,986    59,003      1,057   599,388   1,675,794   1,301,882   453,233
                               =======   =======   =======    ======     ======   =======   =========   =========   =======

                                         NATURAL GAS                TOTAL
                               -------------------------------   -----------
                                                                  (THOUSAND
                                  (MILLIONS OF CUBIC FEET)       BARRELS OF
                                            OTHER                    OIL
                               AUSTRALIA    INT'L      TOTAL     EQUIVALENT)
                               -------------------------------   -----------
PROVED DEVELOPED RESERVES:
  December 31, 1998..........   173,764     79,515   1,450,109      419,684
  December 31, 1999..........   364,369         --   1,873,747      614,260
  December 31, 2000..........   331,390         --   2,664,794      798,129
  December 31, 2001..........   307,509      1,524   3,203,817      945,751
TOTAL PROVED RESERVES:
Balance December 31,1998.....   517,762     79,515   2,172,226      613,046
  Extensions, discoveries and
    other additions..........    10,837         --      70,381       45,597
  Purchases of minerals
    in-place.................    72,770         --     566,021      246,156
  Revisions of previous
    estimates................        40     (4,296)    (19,497)      18,518
  Production.................   (27,820)    (1,003)   (239,484)     (74,574)
  Sales of properties........        --    (74,216)   (198,069)     (41,571)
                                -------    -------   ---------    ---------
Balance December 31,1999.....   573,589         --   2,351,578      807,172
  Extensions, discoveries and
    other additions..........    55,195         --     337,443      114,752
  Purchases of minerals
    in-place.................        --         --     982,439      253,773
  Revisions of previous
    estimates................        (6)        --      26,977        8,751
  Production.................   (39,489)        --    (303,980)     (95,231)
  Sales of properties........        --         --     (10,787)      (2,799)
                                -------    -------   ---------    ---------
Balance December 31, 2000....   589,289         --   3,383,670    1,086,418
  Extensions, discoveries and
    other additions..........    25,084         --     525,366      192,656
  Purchases of minerals
    in-place.................        --      2,969     798,025      212,594
  Revisions of previous
    estimates................        --         --     (39,739)     (11,131)
  Production.................   (42,684)      (236)   (411,455)    (125,608)
  Sales of properties........        --         --    (250,536)     (87,986)
                                -------    -------   ---------    ---------
Balance December 31, 2001....   571,689      2,733   4,005,331    1,266,943
                                =======    =======   =========    =========

                      APACHE CORPORATION AND SUBSIDIARIES

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

                               UNITED                                                  OTHER
                               STATES       CANADA(1)      EGYPT      AUSTRALIA    INTERNATIONAL      TOTAL
                             -----------   -----------   ----------   ----------   -------------   -----------
                                                              (IN THOUSANDS)
2001
Cash inflows...............  $10,424,737   $ 5,468,028   $2,831,285   $1,838,437     $ 22,381      $20,584,868
Production and development
  costs....................   (4,071,024)   (1,871,840)    (871,257)    (571,188)     (17,321)      (7,402,630)
Income tax expense.........   (1,417,677)     (851,971)    (683,856)    (345,392)          --       (3,298,896)
                             -----------   -----------   ----------   ----------     --------      -----------
Net cash flows.............    4,936,036     2,744,217    1,276,172      921,857        5,060        9,883,342
10 percent discount rate...   (2,286,959)   (1,337,536)    (427,744)    (286,696)        (946)      (4,339,881)
                             -----------   -----------   ----------   ----------     --------      -----------
Discounted future net cash
  flows(2).................  $ 2,649,077   $ 1,406,681   $  848,428   $  635,161     $  4,114      $ 5,543,461
                             ===========   ===========   ==========   ==========     ========      ===========
2000
Cash inflows...............  $26,652,689   $ 8,865,939   $1,430,178   $2,133,073     $     --      $39,081,879
Production and development
  costs....................   (5,549,309)   (1,343,831)    (298,711)    (651,151)          --       (7,843,002)
Income tax expense.........   (7,132,257)   (2,194,511)    (375,112)    (385,953)          --      (10,087,833)
                             -----------   -----------   ----------   ----------     --------      -----------
Net cash flows.............   13,971,123     5,327,597      756,355    1,095,969           --       21,151,044
10 percent discount rate...   (6,148,566)   (2,478,102)    (238,985)    (337,741)          --       (9,203,394)
                             -----------   -----------   ----------   ----------     --------      -----------
Discounted future net cash
  flows(2).................  $ 7,822,557   $ 2,849,495   $  517,370   $  758,228     $     --      $11,947,650
                             ===========   ===========   ==========   ==========     ========      ===========
1999
Cash inflows...............  $ 8,559,045   $ 2,635,191   $1,529,575   $2,227,818     $     --      $14,951,629
Production and development
  costs....................   (2,820,412)     (845,373)    (254,287)    (639,441)          --       (4,559,513)
Income tax expense.........   (1,527,499)     (427,930)    (428,608)    (310,472)          --       (2,694,509)
                             -----------   -----------   ----------   ----------     --------      -----------
Net cash flows.............    4,211,134     1,361,888      846,680    1,277,905           --        7,697,607
10 percent discount rate...   (1,815,462)     (667,085)    (252,379)    (387,320)          --       (3,122,246)
                             -----------   -----------   ----------   ----------     --------      -----------
Discounted future net cash
  flows(2).................  $ 2,395,672   $   694,803   $  594,301   $  890,585     $     --      $ 4,575,361
                             ===========   ===========   ==========   ==========     ========      ===========

---------------

(1) Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has not indicated an intention to repeal this legislation.

(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $7.4 billion, $17.7 billion and $6.1 billion as of December 31, 2001, 2000 and 1999, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           2001          2000          1999
                                                       ------------   -----------   -----------
                                                                    (IN THOUSANDS)
Sales, net of production costs.......................  $ (2,327,679)  $(2,064,471)  $  (923,068)
Net change in prices and production costs............   (10,125,666)    4,693,840     2,619,118
Discoveries and improved recovery, net of related
  costs..............................................     1,760,299     2,703,195       282,523
Change in future development costs...................       182,816        67,442        82,853
Revision of quantities...............................       (79,138)      135,669        90,221
Purchases of minerals in-place.......................     1,332,244     5,796,278     1,488,905
Accretion of discount................................     1,772,520       606,801       239,589
Change in income taxes...............................     3,949,890    (4,284,904)   (1,060,814)
Sales of properties..................................    (1,306,042)      (25,585)     (136,453)
Change in production rates and other.................    (1,563,433)     (255,976)      (71,564)
                                                       ------------   -----------   -----------
                                                       $ (6,404,189)  $ 7,372,289   $ 2,611,310
                                                       ============   ===========   ===========

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

                      APACHE CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST     SECOND(4)    THIRD      FOURTH      TOTAL
                                         --------   ---------   --------   --------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001 (5)
Revenues...............................  $795,143   $800,443    $652,424   $529,116   $2,777,126
Expenses, net..........................   512,942    594,698     495,591    450,496    2,053,727
                                         --------   --------    --------   --------   ----------
Net income.............................  $282,201   $205,745    $156,833   $ 78,620   $  723,399
                                         ========   ========    ========   ========   ==========
Income attributable to common stock....  $277,293   $200,868    $151,925   $ 73,712   $  703,798
                                         ========   ========    ========   ========   ==========
Net income per common share(1)(2):
  Basic................................  $   2.03   $   1.46    $   1.11   $    .54   $     5.13
                                         ========   ========    ========   ========   ==========
  Diluted..............................  $   1.95   $   1.41    $   1.08   $    .53   $     4.97
                                         ========   ========    ========   ========   ==========
2000 (3, 5)
Revenues...............................  $448,191   $486,413    $618,513   $730,787   $2,283,904
Expenses, net..........................   331,195    342,181     416,265    473,668    1,563,309
                                         --------   --------    --------   --------   ----------
Income before change in accounting
  principle............................   116,996    144,232     202,248    257,119      720,595
Cumulative effect of change in
  accounting principle, net of income
  tax..................................    (7,539)        --          --         --       (7,539)
                                         --------   --------    --------   --------   ----------
Net income.............................  $109,457   $144,232    $202,248   $257,119   $  713,056
                                         ========   ========    ========   ========   ==========
Income attributable to common stock....  $104,193   $139,324    $197,340   $252,211   $  693,068
                                         ========   ========    ========   ========   ==========
Basic net income per common
  shares(1)(2):
  Before change in accounting
     principle.........................  $    .89   $   1.11    $   1.49   $   1.85   $     5.40
                                         ========   ========    ========   ========   ==========
  After change in accounting
     principle.........................  $    .83   $   1.11    $   1.49   $   1.85   $     5.34
                                         ========   ========    ========   ========   ==========
Diluted net income per common
  share(1)(2):
  Before change in accounting
     principle.........................  $    .87   $   1.08    $   1.44   $   1.78   $     5.21
                                         ========   ========    ========   ========   ==========
  After change in accounting
     principle.........................  $    .82   $   1.08    $   1.44   $   1.78   $     5.16
                                         ========   ========    ========   ========   ==========

---------------

(1) The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in certain of the quarterly computations of diluted net income per common share because to do so would have been antidilutive.

(2) Earnings per share have been restated to reflect the 10-percent stock dividend declared September 13, 2001, payable January 21, 2002 to shareholders of record on December 31, 2001.

(3) Results for the first, second and third quarters of 2000 have been restated to reflect a change in accounting principle requiring crude oil inventories to be recorded at cost.

(4) During the second quarter of 2001, the Company recorded a nonrecurring $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China.

(5) See Note 3, Acquisitions and Divestitures, for a discussion of our significant acquisitions and divestitures.

                      APACHE CORPORATION AND SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION

     Prior to 2001, Apache Finance Australia was a finance subsidiary of Apache with no independent operations. In this capacity, it issued approximately $270 million of publicly traded notes that are fully and unconditionally guaranteed by Apache and, beginning in 2001, Apache North America, Inc. The guarantors of Apache Finance Australia have joint and several liability. Similarly, Apache Finance Canada was also a finance subsidiary of Apache and had issued approximately $300 million of publicly traded notes that were fully and unconditionally guaranteed by Apache.

     Generally, the issuance of publicly traded securities would subject those subsidiaries to the reporting requirements of the SEC. Since these subsidiaries had no independent operations and qualified as "finance subsidiaries", they were exempted from these requirements.

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

     Each of the companies presented in the condensed consolidating financial statements are wholly owned and have been consolidated in Apache Corporation's consolidated financial statements for all periods presented. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto of which this note is an integral part.

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                ALL OTHER
                                                                   APACHE                      SUBSIDIARIES
                                      APACHE      APACHE NORTH     FINANCE        APACHE        OF APACHE
                                    CORPORATION      AMERICA      AUSTRALIA   FINANCE CANADA   CORPORATION
                                    -----------   -------------   ---------   --------------   ------------
                                                                (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues......................  $1,372,680       $    --       $    --       $     --       $1,880,377
  Equity in net income of
    affiliates....................     202,137        16,227        26,170         88,243          (31,085)
  Other revenues (losses).........      (3,064)           --         3,053             --          (13,557)
                                    ----------       -------       -------       --------       ----------
                                     1,571,753        16,227        29,223         88,243        1,835,735
                                    ----------       -------       -------       --------       ----------
Operating Expenses:
  Depreciation, depletion and
    amortization..................     170,854            --            --             --          649,977
  International impairments.......          --            --            --             --           65,000
  Lease operating costs...........     214,075            --            --             --          655,421
  Severance and other taxes.......      49,201            --            --             36           20,590
  Administrative, selling and
    other.........................      78,440            --            --             --           10,270
  Financing costs, net............      71,150            --        18,119         37,450           (7,957)
                                    ----------       -------       -------       --------       ----------
                                       583,720            --        18,119         37,486        1,393,301
                                    ----------       -------       -------       --------       ----------
Preferred Interests of
  Subsidiaries....................          --            --            --             --            7,609
                                    ----------       -------       -------       --------       ----------
Income (loss) Before Income
  Taxes...........................     988,033        16,227        11,104         50,757          434,825
  Provision (benefit) for income
    taxes.........................     264,634            --        (5,123)       (16,344)         232,688
                                    ----------       -------       -------       --------       ----------
Net Income........................     723,399        16,227        16,227         67,101          202,137
  Preferred stock dividends.......      19,601            --            --             --               --
                                    ----------       -------       -------       --------       ----------
Income Attributable to Common
  Stock...........................  $  703,798       $16,227       $16,227       $ 67,101       $  202,137
                                    ==========       =======       =======       ========       ==========


                                    RECLASSIFICATIONS
                                     & ELIMINATIONS     CONSOLIDATED
                                    -----------------   ------------
                                             (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues......................      $(462,363)       $2,790,694
  Equity in net income of
    affiliates....................       (301,692)               --
  Other revenues (losses).........             --           (13,568)
                                        ---------        ----------
                                         (764,055)        2,777,126
                                        ---------        ----------
Operating Expenses:
  Depreciation, depletion and
    amortization..................             --           820,831
  International impairments.......             --            65,000
  Lease operating costs...........       (462,363)          407,133
  Severance and other taxes.......             --            69,827
  Administrative, selling and
    other.........................             --            88,710
  Financing costs, net............             --           118,762
                                        ---------        ----------
                                         (462,363)        1,570,263
                                        ---------        ----------
Preferred Interests of
  Subsidiaries....................             --             7,609
                                        ---------        ----------
Income (loss) Before Income
  Taxes...........................       (301,692)        1,199,254
  Provision (benefit) for income
    taxes.........................             --           475,855
                                        ---------        ----------
Net Income........................       (301,692)          723,399
  Preferred stock dividends.......             --            19,601
                                        ---------        ----------
Income Attributable to Common
  Stock...........................      $(301,692)       $  703,798
                                        =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                               ALL OTHER
                                                                  APACHE                      SUBSIDIARIES
                                     APACHE      APACHE NORTH     FINANCE        APACHE        OF APACHE
                                   CORPORATION      AMERICA      AUSTRALIA   FINANCE CANADA   CORPORATION
                                   -----------   -------------   ---------   --------------   ------------
                                                               (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues.....................  $1,398,023      $     --      $     --       $    --        $1,274,836
  Equity in net income of
    affiliates...................     290,644            --            --        21,417           (10,884)
  Other revenues (losses)........      (4,323)           --            --            --            (3,394)
                                   ----------      --------      --------       -------        ----------
                                    1,684,344                          --        21,417         1,260,558
                                   ----------      --------      --------       -------        ----------
Operating Expenses:
  Depreciation, depletion and
    amortization.................     356,998            --            --            --           226,548
  Lease operating costs..........     168,336            --            --            --           469,015
  Severance and other taxes......      48,014            --            --            --            11,159
  Administrative, selling and
    other........................      63,418            --            --            --            12,197
  Financing costs, net...........      80,066            --            --        19,297             7,275
                                   ----------      --------      --------       -------        ----------
                                      716,832            --            --        19,297           726,194
                                   ----------      --------      --------       -------        ----------
Income (loss) Before Income
  Taxes..........................     967,512            --            --         2,120           534,364
  Provision (benefit) for income
    taxes........................     246,917            --            --        (8,413)          244,582
                                   ----------      --------      --------       -------        ----------
Income (loss) Before Change in
  Accounting Principle...........     720,595            --            --        10,533           289,782
  Cumulative effect of change in
    accounting principle, net of
    income tax...................      (7,539)           --            --            --            (4,831)
                                   ----------      --------      --------       -------        ----------
Net Income.......................     713,056            --            --        10,533           284,951
  Preferred stock dividends......      19,988            --            --            --                --
                                   ----------      --------      --------       -------        ----------
Income Attributable to Common
  Stock..........................  $  693,068      $     --      $     --       $10,533        $  284,951
                                   ==========      ========      ========       =======        ==========


                                   RECLASSIFICATIONS
                                    & ELIMINATIONS     CONSOLIDATED
                                   -----------------   ------------
                                            (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues.....................      $(382,100)       $2,290,759
  Equity in net income of
    affiliates...................       (300,315)              862
  Other revenues (losses)........             --            (7,717)
                                       ---------        ----------
                                        (682,415)        2,283,904
                                       ---------        ----------
Operating Expenses:
  Depreciation, depletion and
    amortization.................             --           583,546
  Lease operating costs..........       (382,100)          255,251
  Severance and other taxes......             --            59,173
  Administrative, selling and
    other........................             --            75,615
  Financing costs, net...........             --           106,638
                                       ---------        ----------
                                        (382,100)        1,080,223
                                       ---------        ----------
Income (loss) Before Income
  Taxes..........................       (300,315)        1,203,681
  Provision (benefit) for income
    taxes........................             --           483,086
                                       ---------        ----------
Income (loss) Before Change in
  Accounting Principle...........       (300,315)          720,595
  Cumulative effect of change in
    accounting principle, net of
    income tax...................          4,831            (7,539)
                                       ---------        ----------
Net Income.......................       (295,484)          713,056
  Preferred stock dividends......             --            19,988
                                       ---------        ----------
Income Attributable to Common
  Stock..........................      $(295,484)       $  693,068
                                       =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                                  ALL OTHER
                                                                     APACHE                      SUBSIDIARIES
                                        APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                      CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                      -----------   -------------   ---------   --------------   ------------
                                                                  (IN THOUSANDS)
Revenues:
  Oil and gas production revenues...   $693,866        $    --       $    --       $    --         $492,258
  Equity in net income of
    affiliates......................    121,286             --            --            --             (590)
  Other revenues (losses)...........     (4,322)            --            --            --            6,776
                                       --------        -------       -------       -------         --------
                                        810,830             --            --            --          498,444
                                       --------        -------       -------       -------         --------
Operating Expenses:
  Depreciation, depletion and
    amortization....................    290,556             --            --            --          152,288
  Lease operating costs.............    125,452             --            --            --          107,302
  Severance and other taxes.........     25,637             --            --            --            6,763
  Administrative, selling and
    other...........................     45,604             --            --            --            8,290
  Financing costs, net..............     65,603             --            --         1,135           15,528
                                       --------        -------       -------       -------         --------
                                        552,852             --            --         1,135          290,171
                                       --------        -------       -------       -------         --------
Income (loss) Before Income Taxes...    257,978             --            --        (1,135)         208,273
  Provision (benefit) for income
    taxes...........................     57,123             --            --          (545)          87,140
                                       --------        -------       -------       -------         --------
Net Income..........................    200,855             --            --          (590)         121,133
  Preferred stock dividends.........     14,449             --            --            --               --
                                       --------        -------       -------       -------         --------
Income Attributable to Common
  Stock.............................   $186,406        $    --       $    --       $  (590)        $121,133
                                       ========        =======       =======       =======         ========


                                      RECLASSIFICATIONS
                                       & ELIMINATIONS     CONSOLIDATED
                                      -----------------   ------------
                                               (IN THOUSANDS)
Revenues:
  Oil and gas production revenues...      $ (42,178)       $1,143,946
  Equity in net income of
    affiliates......................       (120,543)              153
  Other revenues (losses)...........             --             2,454
                                          ---------        ----------
                                           (162,721)        1,146,553
                                          ---------        ----------
Operating Expenses:
  Depreciation, depletion and
    amortization....................             --           442,844
  Lease operating costs.............        (42,178)          190,576
  Severance and other taxes.........             --            32,400
  Administrative, selling and
    other...........................             --            53,894
  Financing costs, net..............             --            82,266
                                          ---------        ----------
                                            (42,178)          801,980
                                          ---------        ----------
Income (loss) Before Income Taxes...       (120,543)          344,573
  Provision (benefit) for income
    taxes...........................             --           143,718
                                          ---------        ----------
Net Income..........................       (120,543)          200,855
  Preferred stock dividends.........             --            14,449
                                          ---------        ----------
Income Attributable to Common
  Stock.............................      $(120,543)       $  186,406
                                          =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                   ALL OTHER
                                                           APACHE      APACHE     SUBSIDIARIES
                              APACHE         APACHE        FINANCE     FINANCE     OF APACHE     RECLASSIFICATIONS
                            CORPORATION   NORTH AMERICA   AUSTRALIA    CANADA     CORPORATION     & ELIMINATIONS     CONSOLIDATED
                            -----------   -------------   ---------   ---------   ------------   -----------------   ------------
                                                                       (IN THOUSANDS)
Cash Provided by (Used in)
  Operating Activities....  $ 1,175,939      $    --       $(1,575)   $     (29)  $   760,392       $        --      $ 1,934,727
                            -----------      -------       -------    ---------   -----------       -----------      -----------
Cash Flows from Investing
  Activities:
  Additions to property
    and equipment.........     (734,805)          --            --           --      (757,849)               --       (1,492,654)
  Acquisitions............      (11,000)          --            --           --      (978,008)               --         (989,008)
  Proceeds from sales of
    oil and gas
    properties............      200,445           --            --           --       147,851                --          348,296
  Purchase of U.S.
    Government Agency
    Notes.................           --           --            --           --      (103,863)               --         (103,863)
  Investment in
    subsidiaries, net.....   (1,055,334)      (5,568)       (5,568)    (250,849)     (652,967)        1,970,286               --
  Other, net..............      (17,564)          --            --           --       (59,271)               --          (76,835)
                            -----------      -------       -------    ---------   -----------       -----------      -----------
Net Cash Used in Investing
  Activities..............   (1,618,258)      (5,568)       (5,568)    (250,849)   (2,404,107)        1,970,286       (2,314,064)
                            -----------      -------       -------    ---------   -----------       -----------      -----------
Cash Flows from Financing
  Activities:
  Long-term debt activity,
    net...................      532,409           --         1,577      250,878       668,787        (1,427,552)          26,099
  Dividends paid..........      (54,492)          --            --           --            --                --          (54,492)
  Common stock activity,
    net...................       10,205        5,568         5,568           --       531,598          (542,734)          10,205
  Treasury stock activity,
    net...................      (42,959)          --            --           --            --                --          (42,959)
  Cost of debt and equity
    transactions..........       (1,718)          --            --           --            --                --           (1,718)
  Proceeds from preferred
    interests of
    subsidiaries, net of
    issuance costs........           --           --            --           --       440,654                --          440,654
                            -----------      -------       -------    ---------   -----------       -----------      -----------
Net Cash Provided by
  Financing Activities....      443,445        5,568         7,145      250,878     1,641,039        (1,970,286)         377,789
                            -----------      -------       -------    ---------   -----------       -----------      -----------
Net Increase (Decrease) in
  Cash and Cash
  Equivalents.............        1,126           --             2           --        (2,676)               --           (1,548)
Cash and Cash Equivalents
  at Beginning of Year....        5,257           --            --           --        31,916                --           37,173
                            -----------      -------       -------    ---------   -----------       -----------      -----------
Cash and Cash Equivalents
  at End of Year..........  $     6,383      $    --       $     2    $      --   $    29,240       $        --      $    35,625
                            ===========      =======       =======    =========   ===========       ===========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                   ALL OTHER
                                                            APACHE      APACHE    SUBSIDIARIES
                               APACHE         APACHE        FINANCE    FINANCE     OF APACHE     RECLASSIFICATIONS
                             CORPORATION   NORTH AMERICA   AUSTRALIA    CANADA    CORPORATION     & ELIMINATIONS     CONSOLIDATED
                             -----------   -------------   ---------   --------   ------------   -----------------   ------------
                                                                        (IN THOUSANDS)
Cash Provided by (Used in)
  Operating Activities.....  $   910,509      $    --        $ 250     $  1,721    $ 616,906         $      --       $ 1,529,386
                             -----------      -------        -----     --------    ---------         ---------       -----------
Cash Flows from Investing
  Activities:
  Additions to property and
    equipment..............     (590,493)          --           --           --     (377,101)               --          (967,594)
  Acquisitions.............     (760,566)          --           --           --     (490,250)               --        (1,250,816)
  Proceeds from sales of
    oil and gas
    properties.............       10,853           --           --           --       15,418                --            26,271
  Investment in
    subsidiaries...........     (472,778)          --         (406)     (27,084)     (25,337)          525,605                --
  Other, net...............      (15,380)          --           --           --      (21,495)               --           (36,875)
                             -----------      -------        -----     --------    ---------         ---------       -----------
Net Cash Used in Investing
  Activities...............   (1,828,364)          --         (406)     (27,084)    (898,765)          525,605        (2,229,014)
                             -----------      -------        -----     --------    ---------         ---------       -----------
Cash Flows from Financing
  Activities:
  Long-term debt activity,
    net....................      530,390           --          156          202      280,741          (479,039)          332,450
  Dividends paid...........      (52,945)          --           --           --           --                --           (52,945)
  Issuance (repurchase) of
    preferred stock........       (2,613)          --           --           --           --                --            (2,613)
  Common stock activity,
    net....................      465,306           --           --       25,161       21,405           (46,566)          465,306
  Treasury stock activity,
    net....................      (17,730)          --           --           --           --                --           (17,730)
  Cost of debt and equity
    transactions...........         (838)          --           --           --           --                --              (838)
                             -----------      -------        -----     --------    ---------         ---------       -----------
Net Cash Provided by
  Financing Activities.....      921,570           --          156       25,363      302,146          (525,605)          723,630
                             -----------      -------        -----     --------    ---------         ---------       -----------
Net Increase (Decrease) in
  Cash and Cash
  Equivalents..............        3,715           --           --           --       20,287                --            24,002
Cash and Cash Equivalents
  at Beginning of Year.....        1,542           --           --           --       11,629                --            13,171
                             -----------      -------        -----     --------    ---------         ---------       -----------
Cash and Cash Equivalents
  at End of Year...........  $     5,257      $    --        $  --     $     --    $  31,916         $      --       $    37,173
                             ===========      =======        =====     ========    =========         =========       ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                   ALL OTHER
                                                           APACHE      APACHE     SUBSIDIARIES
                              APACHE         APACHE        FINANCE     FINANCE     OF APACHE     RECLASSIFICATIONS
                            CORPORATION   NORTH AMERICA   AUSTRALIA    CANADA     CORPORATION     & ELIMINATIONS     CONSOLIDATED
                            -----------   -------------   ---------   ---------   ------------   -----------------   ------------
                                                                       (IN THOUSANDS)
Cash Provided by (Used in)
  Operating Activities....   $ 131,093       $    --      $   1,574   $  (2,758)   $ 508,265         $      --       $   638,174
                             ---------       -------      ---------   ---------    ---------         ---------       -----------
Cash Flows from Investing
  Activities:
  Additions to property
    and equipment.........    (309,239)           --             --          --     (301,961)               --          (611,200)
  Acquisitions............    (687,677)           --             --          --     (607,163)               --        (1,294,840)
  Proceeds from sales of
    oil and gas
    properties............     106,122            --             --          --       49,104                --           155,226
  Investment in
    subsidiaries..........      83,929            --       (101,050)   (294,175)          --           311,296                --
  Other, net..............     (10,052)           --             --          --       (8,885)               --           (18,937)
                             ---------       -------      ---------   ---------    ---------         ---------       -----------
Net Cash Used in Investing
  Activities..............    (816,917)           --       (101,050)   (294,175)    (868,905)          311,296        (1,769,751)
                             ---------       -------      ---------   ---------    ---------         ---------       -----------
Cash Flows from Financing
  Activities:
  Long-term debt activity,
    net...................      79,523            --         99,476     296,933      386,829          (335,711)          527,050
  Dividends paid..........     (42,264)           --             --          --           --                --           (42,264)
  Issuance (repurchase) of
    preferred stock.......     210,490            --             --          --           --                --           210,490
  Common stock activity,
    net...................     455,381            --             --          --      (24,415)           24,415           455,381
  Treasury stock activity,
    net...................     (15,603)           --             --          --           --                --           (15,603)
  Cost of debt and equity
    transactions..........      (1,356)           --             --          --       (3,487)               --            (4,843)
                             ---------       -------      ---------   ---------    ---------         ---------       -----------
Net Cash Provided by
  Financing Activities....     686,171            --         99,476     296,933      358,927          (311,296)        1,130,211
                             ---------       -------      ---------   ---------    ---------         ---------       -----------
Net Increase (Decrease) in
  Cash and Cash
  Equivalents.............         347            --             --          --       (1,713)               --            (1,366)
Cash and Cash Equivalents
  at Beginning of Year....       1,195            --             --          --       13,342                --            14,537
                             ---------       -------      ---------   ---------    ---------         ---------       -----------
Cash and Cash Equivalents
  at End of Year..........   $   1,542       $    --      $      --   $      --    $  11,629         $      --       $    13,171
                             =========       =======      =========   =========    =========         =========       ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                              ALL OTHER
                                                                 APACHE                      SUBSIDIARIES
                                    APACHE      APACHE NORTH     FINANCE        APACHE        OF APACHE
                                  CORPORATION      AMERICA      AUSTRALIA   FINANCE CANADA   CORPORATION
                                  -----------   -------------   ---------   --------------   ------------
                                                              (IN THOUSANDS)
                                                 ASSETS

Current Assets:
  Cash and cash equivalents.....  $    6,383      $     --      $      2      $       --     $    29,240
  Receivables...................      94,881            --            --              --         309,912
  Inventories...................      17,024            --            --              --          85,512
  Advances to oil and gas
    ventures and others.........      24,644            --            --              --          27,201
  Short-term investments........          --            --            --              --         102,950
                                  ----------      --------      --------      ----------     -----------
                                     142,932            --             2              --         554,815
                                  ----------      --------      --------      ----------     -----------
Property and Equipment, Net.....   3,098,485            --            --              --       4,914,587
                                  ----------      --------      --------      ----------     -----------
Other Assets:
  Intercompany receivable,
    net.........................   1,426,455            --           (25)       (251,025)     (1,175,405)
  Goodwill, net.................          --            --            --              --         188,812
  Equity in affiliates..........   2,566,969       188,925       455,039       1,082,328        (812,827)
  Deferred charges and other....      27,688            --            --           2,564           3,771
                                  ----------      --------      --------      ----------     -----------
                                  $7,262,529      $188,925      $455,016      $  833,867     $ 3,673,753
                                  ==========      ========      ========      ==========     ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..............  $   75,164      $     --      $     --      $       --     $   104,614
  Other accrued expenses........     165,858            --         2,599           1,246         172,977
                                  ----------      --------      --------      ----------     -----------
                                     241,022            --         2,599           1,246         277,591
                                  ----------      --------      --------      ----------     -----------
Long-Term Debt..................   1,605,201            --       268,615         296,988          73,553
                                  ----------      --------      --------      ----------     -----------
Deferred Credits and Other
  Noncurrent Liabilities:
  Income taxes..................     696,441            --        (5,123)             18         300,387
  Advances from gas
    purchasers..................     140,027            --            --              --              --
  Other.........................     161,355            --            --              --          14,570
                                  ----------      --------      --------      ----------     -----------
                                     997,823            --        (5,123)             18         314,957
                                  ----------      --------      --------      ----------     -----------
Preferred Interests of
  Subsidiaries..................          --            --            --              --         440,683
                                  ----------      --------      --------      ----------     -----------
Commitments and Contingencies
Shareholders' Equity............   4,418,483       188,925       188,925         535,615       2,566,969
                                  ----------      --------      --------      ----------     -----------
                                  $7,262,529      $188,925      $455,016      $  833,867     $ 3,673,753
                                  ==========      ========      ========      ==========     ===========


                                  RECLASSIFICATIONS
                                   & ELIMINATIONS     CONSOLIDATED
                                  -----------------   ------------
                                           (IN THOUSANDS)
                                               ASSETS

Current Assets:
  Cash and cash equivalents.....     $        --       $   35,625
  Receivables...................              --          404,793
  Inventories...................              --          102,536
  Advances to oil and gas
    ventures and others.........              --           51,845
  Short-term investments........              --          102,950
                                     -----------       ----------
                                              --          697,749
                                     -----------       ----------
Property and Equipment, Net.....              --        8,013,072
                                     -----------       ----------
Other Assets:
  Intercompany receivable,
    net.........................              --               --
  Goodwill, net.................              --          188,812
  Equity in affiliates..........      (3,480,434)              --
  Deferred charges and other....              --           34,023
                                     -----------       ----------
                                     $(3,480,434)      $8,933,656
                                     ===========       ==========

                                   LIABILITIES AND SHAREHOLDERS'
                                               EQUITY
Current Liabilities:
  Accounts payable..............     $        --       $  179,778
  Other accrued expenses........              --          342,680
                                     -----------       ----------
                                              --          522,458
                                     -----------       ----------
Long-Term Debt..................              --        2,244,357
                                     -----------       ----------
Deferred Credits and Other
  Noncurrent Liabilities:
  Income taxes..................              --          991,723
  Advances from gas
    purchasers..................              --          140,027
  Other.........................              --          175,925
                                     -----------       ----------
                                              --        1,307,675
                                     -----------       ----------
Preferred Interests of
  Subsidiaries..................              --          440,683
                                     -----------       ----------
Commitments and Contingencies
Shareholders' Equity............      (3,480,434)       4,418,483
                                     -----------       ----------
                                     $(3,480,434)      $8,933,656
                                     ===========       ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                              ALL OTHER
                                                                 APACHE                      SUBSIDIARIES
                                     APACHE      APACHE NORTH    FINANCE        APACHE        OF APACHE
                                   CORPORATION     AMERICA      AUSTRALIA   FINANCE CANADA   CORPORATION
                                   -----------   ------------   ---------   --------------   ------------
                                                               (IN THOUSANDS)
                                                 ASSETS

Current Assets:
  Cash and cash equivalents......  $    5,257      $     --     $     --       $     --      $    31,916
  Receivables....................     267,514            --           --             --          239,209
  Inventories....................      13,481            --           --             --           41,283
  Advances to oil and gas
    ventures and others..........      18,840            --           --             --           12,520
                                   ----------      --------     --------       --------      -----------
                                      305,092            --           --             --          324,928
                                   ----------      --------     --------       --------      -----------
Property and Equipment, Net......   3,643,439            --           --             --        3,169,023
                                   ----------      --------     --------       --------      -----------
Other Assets:
  Intercompany receivable, net...   1,081,360            --      269,177           (176)      (1,350,361)
  Equity in affiliates...........   1,205,257            --           --        321,417         (295,525)
  Deferred charges and other.....      26,565            --        1,870          2,656            8,377
                                   ----------      --------     --------       --------      -----------
                                   $6,261,713      $     --     $271,047       $323,897      $ 1,856,442
                                   ==========      ========     ========       ========      ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term
    debt.........................  $   25,000      $     --     $     --       $     --      $        --
  Accounts payable...............     102,766            --           --             --          156,354
  Other accrued expenses.........     181,968            --        2,599          1,103           83,557
                                   ----------      --------     --------       --------      -----------
                                      309,734            --        2,599          1,103          239,911
                                   ----------      --------     --------       --------      -----------
Long-Term Debt...................   1,482,850            --      268,448        296,959          145,001
                                   ----------      --------     --------       --------      -----------
Deferred Credits and Other
  Noncurrent Liabilities:
  Income taxes...................     451,380            --           --            (57)         248,510
  Advances from gas purchasers...     153,106            --           --             --               --
  Other..........................     110,003            --           --             --           17,763
                                   ----------      --------     --------       --------      -----------
                                      714,489            --           --            (57)         266,273
                                   ----------      --------     --------       --------      -----------
Commitments and Contingencies
Shareholders' Equity.............   3,754,640            --           --         25,892        1,205,257
                                   ----------      --------     --------       --------      -----------
                                   $6,261,713      $     --     $271,047       $323,897      $ 1,856,442
                                   ==========      ========     ========       ========      ===========


                                   RECLASSIFICATIONS
                                    & ELIMINATIONS     CONSOLIDATED
                                   -----------------   ------------
                                            (IN THOUSANDS)
                                                ASSETS

Current Assets:
  Cash and cash equivalents......     $        --       $   37,173
  Receivables....................              --          506,723
  Inventories....................              --           54,764
  Advances to oil and gas
    ventures and others..........              --           31,360
                                      -----------       ----------
                                               --          630,020
                                      -----------       ----------
Property and Equipment, Net......              --        6,812,462
                                      -----------       ----------
Other Assets:
  Intercompany receivable, net...              --               --
  Equity in affiliates...........      (1,231,149)              --
  Deferred charges and other.....              --           39,468
                                      -----------       ----------
                                      $(1,231,149)      $7,481,950
                                      ===========       ==========

                                    LIABILITIES AND SHAREHOLDERS'
                                                EQUITY
Current Liabilities:
  Current maturities of long-term
    debt.........................     $        --       $   25,000
  Accounts payable...............              --          259,120
  Other accrued expenses.........              --          269,227
                                      -----------       ----------
                                               --          553,347
                                      -----------       ----------
Long-Term Debt...................              --        2,193,258
                                      -----------       ----------
Deferred Credits and Other
  Noncurrent Liabilities:
  Income taxes...................              --          699,833
  Advances from gas purchasers...              --          153,106
  Other..........................              --          127,766
                                      -----------       ----------
                                               --          980,705
                                      -----------       ----------
Commitments and Contingencies
Shareholders' Equity.............      (1,231,149)       3,754,640
                                      -----------       ----------
                                      $(1,231,149)      $7,481,950
                                      ===========       ==========

BOARD OF DIRECTORS

FREDERICK M. BOHEN(3)(5)
Acting Executive Vice President and
Chief Operating Officer,
The Rockefeller University

G. STEVEN FARRIS
President and Chief Operating Officer,
Apache Corporation

RANDOLPH M. FERLIC, M.D.(1)(2)(4)
Founder and Former President,
Surgical Services of the Great Plains, P.C.

EUGENE C. FIEDOREK(2)
Private Investor, Former Managing Director,
EnCap Investments L.C.

A. D. FRAZIER, JR.(3)(5)
Chairman of the Board and Chief Executive Officer,
The Chicago Stock Exchange

JOHN A. KOCUR(1)(3)(4)
Attorney at Law; Former Vice Chairman of the Board,
Apache Corporation

GEORGE D. LAWRENCE JR.(1)(3)
Private Investor; Former Chief Executive Officer,
The Phoenix Resource Companies, Inc.

MARY RALPH LOWE(3)(4)(5)
President and Chief Executive Officer,
Maralo, LLC

F. H. MERELLI(1)(2)
Chairman of the Board and Chief Executive Officer,
Key Production Company, Inc.

RODMAN D. PATTON(2)
Former Managing Director,
Merrill Lynch Energy Group

CHARLES J. PITMAN(4)
Former Regional President - Middle East/ Caspian/Egypt/India, BP Amoco plc; Sole Member, Shaker Mountain Energy Associates, LLC

RAYMOND PLANK(1)
Chairman of the Board and Chief Executive Officer,
Apache Corporation

OFFICERS

RAYMOND PLANK
Chairman of the Board and Chief Executive Officer

G. STEVEN FARRIS
President and Chief Operating Officer

MICHAEL S. BAHORICH
Executive Vice President - Exploration and
Production Technology

JOHN A. CRUM
Executive Vice President - Eurasia and New Ventures

ROGER B. PLANK
Executive Vice President and Chief Financial Officer

LISA A. STEWART
Executive Vice President
Business Development and E&P Services

ZURAB S. KOBIASHVILI
Senior Vice President and General Counsel

JEFFREY M. BENDER
Vice President - Human Resources

THOMAS P. CHAMBERS
Vice President - Corporate Planning

MATTHEW W. DUNDREA
Vice President and Treasurer

ROBERT J. DYE
Vice President - Investor Relations

ERIC L. HARRY
Vice President and Associate General Counsel

ANTHONY R. LENTINI, JR.
Vice President - Public and International Affairs

THOMAS L. MITCHELL
Vice President and Controller

JON W. SAUER
Vice President - Tax

CHERI L. PEPER
Corporate Secretary

---------------

(1) Executive Committee

(2) Audit Committee

(3) Management, Development & Compensation Committee

(4) Nominating Committee

(5) Stock Option Plan Committee

SHAREHOLDER INFORMATION

Stock Data

                                              Dividends per
                          Price Range*           Share**
                       -------------------   ----------------
                         HIGH       LOW      DECLARED   PAID
                       --------   --------   --------   -----
2001
First Quarter........  $66.2500   $49.2727       --        --
Second Quarter.......  $60.7272   $43.6818       --        --
Third Quarter........  $49.4454   $34.7727    $0.25        --
Fourth Quarter.......  $50.1182   $36.9000    $0.10     $0.25
2000
First Quarter........  $46.8181   $29.2045    $0.06     $0.06
Second Quarter.......  $55.9090   $40.0000       --     $0.06
Third Quarter........  $61.5341   $42.1591    $0.13        --
Fourth Quarter.......  $67.4432   $46.8182       --     $0.13

* Per share prices have been adjusted to reflect the effects of the ten percent stock dividend.

** The Company paid $0.25 per share in 2000, of which $0.19 was declared in 2000 and $0.06 was declared in the fourth quarter of 1999, as a result of changing its dividend payment schedule during 2000 from a quarterly basis to an annual basis. The amounts in the chart have been adjusted to reflect the ten percent stock dividend.

     The Company has paid cash dividends on its common stock for 35 consecutive years through December 31, 2001. During 2000, the Company changed the dividend payment schedule on its common stock from a quarterly basis to an annual basis; however, during 2001, the Company implemented a return to a quarterly dividend payment schedule beginning in 2002. Future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

     Apache common stock is listed on the New York and Chicago stock exchanges (symbol APA). At December 31, 2001, the Company's shares of common stock outstanding were held by approximately 9,000 shareholders of record and 110,000 beneficial owners. Also listed on the New York Stock Exchange are:

     o the Company's 9.25% notes, due 2002
      (symbol APA 02)

     o the Company's $2.015 depositary shares
      (symbol APAPrC)

     o Apache Finance Canada's 7.75% notes, due 2029 (symbol APA 29)

CORPORATE OFFICES
One Post Oak Central
2000 Post Oak Boulevard
Suite 100
Houston, Texas 77056-4400
(713) 296-6000

INDEPENDENT PUBLIC ACCOUNTANTS
Arthur Andersen LLP
711 Louisiana
Suite 1300
Houston, Texas 77002

STOCK TRANSFER AGENT AND REGISTRAR
Wells Fargo Bank Minnesota, N.A.
(formerly known as Norwest Bank Minnesota, N.A.)
Attn: Shareowner Services
P.O. Box 64854
South St. Paul, Minnesota 55164-0854
(651) 450-4064 or (800) 468-9716

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

ANNUAL MEETING
Apache will hold its annual meeting of shareholders on Thursday, May 2, 2002, at 10 a.m. in the Ballroom, Doubletree Hotel at Post Oak, 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: http://www.apachecorp.com.

STOCK HELD IN "STREET NAME"
The Company maintains a direct mailing list to ensure that shareholders with stock held in brokerage accounts receive information on a timely basis. Shareholders wanting to be added to this list should direct their requests to Apache's Public and International Affairs Department, 2000 Post Oak Boulevard, Suite 100, Houston, Texas, 77056-4400, by calling (713) 296-6157 or by registering on Apache's web site: http://www.apachecorp.com.

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

WEB SITE: http://www.apachecorp.com

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
   2.1    --    Purchase and Sale Agreement by and between Texaco
                Exploration and Production Inc., as seller, and Registrant, as buyer, dated December 22, 1994 (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K,
                dated November 29, 1994, SEC File No. 1-4300).
   2.2    --    Amended and Restated Agreement and Plan of Merger among
                Registrant, XPX Acquisitions, Inc. and DEKALB Energy
                Company, dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to Registrant's
                Registration Statement on Form S-4, Registration No.
                33-57321, filed April 14, 1995).
   2.3    --    Agreement and Plan of Merger among Registrant, YPY
                Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                dated March 27, 1996 (incorporated by reference to Exhibit
                2.1 to Registrant's Registration Statement on Form S-4,
                Registration No. 333-02305, filed April 5, 1996).
   3.1    --    Restated Certificate of Incorporation of Registrant, dated
                December 16, 1999, as filed with the Secretary of State of
                Delaware on December 17, 1999 (incorporated by reference to
                Exhibit 99.1 to Registrant's Current Report on Form 8-K,
                dated December 17, 1999, SEC File No. 1-4300).
   3.2    --    Bylaws of Registrant, as amended May 3, 2001 (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File
                No. 1-4300).
   4.1    --    Form of Certificate for Registrant's Common Stock
                (incorporated by reference to Exhibit 4.1 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1995,
                SEC File No. 1-4300).
   4.2    --    Form of Certificate for Registrant's 5.68% Cumulative
                Preferred Stock, Series B (incorporated by reference to
                Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant's
                Current Report on Form 8-K, dated April 18, 1998, SEC File
                No. 1-4300).
   4.3    --    Form of Certificate for Registrant's Automatically
                Convertible Equity Securities, Conversion Preferred Stock,
                Series C (incorporated by reference to Exhibit 99.8 to
                Amendment No. 1 on Form 8-K/A to Registrant's Current Report
                on Form 8-K, dated April 29, 1999, SEC File No. 1-4300).
   4.4    --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                Statement on Form 8-A, dated January 24, 1996, SEC File No.
                1-4300).
  10.1    --    Credit Agreement, dated June 12, 1997, among the Registrant, the lenders named therein, Morgan Guaranty Trust Company, as
                Global Documentation Agent and U.S. Syndication Agent, The
                First National Bank of Chicago, as U.S. Documentation Agent,
                NationsBank of Texas, N.A., as Co-Agent, Union Bank of
                Switzerland, Houston Agency, as Co-Agent, and The Chase
                Manhattan Bank, as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
  10.2    --    Credit Agreement, dated June 12, 1997, among Apache Canada
                Ltd., a wholly-owned subsidiary of the Registrant, the
                lenders named therein, Morgan Guaranty Trust Company, as
                Global Documentation Agent, Royal Bank of Canada, as
                Canadian Documentation Agent, The Chase Manhattan Bank of
                Canada, as Canadian Syndication Agent, Bank of Montreal, as
                Canadian Administrative Agent, and The Chase Manhattan Bank,
                as Global Administrative Agent (incorporated by reference to
                Exhibit 10.2 to Registrant's Current Report on Form 8-K,
                dated June 13, 1997, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  10.3    --    Credit Agreement, dated June 12, 1997, among Apache Energy
                Limited and Apache Oil Australia Pty Limited, wholly-owned subsidiaries of the Registrant, the lenders named therein,
                Morgan Guaranty Trust Company, as Global Documentation
                Agent, Bank of America National Trust and Savings
                Association, Sydney Branch, as Australian Documentation
                Agent, The Chase Manhattan Bank, as Australian Syndication
                Agent, Citisecurities Limited, as Australian Administrative
                Agent, and The Chase Manhattan Bank, as Global
                Administrative Agent (incorporated by reference to Exhibit
                10.3 to Registrant's Current Report on Form 8-K, dated June
                13, 1997, SEC File No. 1-4300).
  10.4    --    Fiscal Agency Agreement, dated January 4, 1995, between
                Registrant and Chemical Bank, as fiscal agent, relating to
                Registrant's 6% Convertible Subordinated Debentures due 2002
                (incorporated by reference to Exhibit 99.2 to Registrant's
                Current Report on Form 8-K, dated December 6, 1994, SEC File
                No. 1-4300).
  10.5    --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Khalda Area in Western Desert of Egypt
                by and among Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation and Phoenix Resources Company of
                Egypt, dated April 6, 1981 (incorporated by reference to
                Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                year ended December 31, 1984, SEC File No. 1-547).
  10.6    --    Amendment, dated July 10, 1989, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                Resources Company of Egypt incorporated by reference to
                Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                for quarter ended June 30, 1989, SEC File No. 1-547).
  10.7    --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                Company of Egypt and Conoco Khalda Inc. (incorporated by
                reference to Exhibit 10.1 to Phoenix's Registration
                Statement on Form S-1, Registration No. 33-1069, filed
                October 23, 1985).
  10.8    --    Amendment, dated March 30, 1989, to Farmout Agreement
                relating to the Khalda Area Concession, by and between
                Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                (incorporated by reference to Exhibit 10(d)(5) to Phoenix's
                Quarterly Report on Form 10-Q for quarter ended June 30,
                1989, SEC File No. 1-547).
  10.9    --    Amendment, dated May 21, 1995, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt between Arab Republic of Egypt, the
                Egyptian General Petroleum Corporation, Repsol Exploracion
                Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                Corporation (incorporated by reference to Exhibit 10.12 to
                Registrant's Annual Report on Form 10-K for year ended
                December 31, 1997, SEC File No. 1-4300).
  10.10   --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area in Western Desert of Egypt,
                between Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation, Phoenix Resources Company of Qarun
                and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                Form 10-K for year ended December 31, 1993, SEC File No.
                1-547).
  10.11   --    Agreement for Amending the Gas Pricing Provisions under the
                Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area, effective June 16, 1994
                (incorporated by reference to Exhibit 10.18 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1996,
                SEC File No. 1-4300).
 +10.12   --    Apache Corporation Corporate Incentive Compensation Plan A
                (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 +10.13   --    Apache Corporation Corporate Incentive Compensation Plan B
                (Strategic Objectives Format), dated July 16, 1998
                (incorporated by reference to Exhibit 10.14 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.14   --    Apache Corporation 401(k) Savings Plan, dated August 1,
                1997, effective January 1, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K,
                dated August 8, 1997, SEC File No. 1-4300).
 +10.15   --    Amendments to Apache Corporation 401(k) Savings Plan, dated
                October 21, 1999, effective as of January 1, 1997 and 1999, and amendment dated December 31, 1999, effective as of
                January 1, 2000 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year
                ended December 31, 1999, SEC File No. 1-4300).
 +10.16   --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                August 3, 2001, effective as of the various dates specified therein (incorporated by reference to Exhibit 10.11 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.17   --    Apache Corporation Money Purchase Retirement Plan, dated
                December 31, 1997, effective January 1, 1997 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File
                No. 1-4300).
 +10.18   --    Amendments to Apache Corporation Money Purchase Retirement
                Plan, dated October 21, 1999, effective as of January 1,
                1997 and 1998 (incorporated by reference to Exhibit 10.18 to
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1999, SEC File No. 1-4300).
 +10.19   --    Amendment to Apache Corporation Money Purchase Retirement
                Plan, dated August 3, 2001, effective as of the various
                dates specified therein (incorporated by reference to
                Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.20   --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                restated as of January 1, 1997, and amendments effective as of January 1, 1997, January 1, 1998 and January 1, 1999
                (incorporated by reference to Exhibit 10.17 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.21   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated February 22, 2000, effective as of
                January 1, 1999 (incorporated by reference to Exhibit 4.7 to
                Registrant's Registration Statement on Form S-8,
                Registration No. 333-31092, filed February 25, 2000); and
                Amendment dated July 27, 2000 (incorporated by reference to
                Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-31092, filed
                August 18, 2000).
 +10.22   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated August 3, 2001, effective as of September
                1, 2000 and July 1, 2001 (incorporated by reference to
                Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.23   --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to
                Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.24   --    Apache Corporation 1995 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
+*10.25   --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 6, 2002.

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 +10.26   --    Apache Corporation 1996 Performance Stock Option Plan, as
                amended and restated September 13, 2001 (incorporated by
                reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, SEC
                File No. 1-4300).
 +10.27   --    Apache Corporation 1998 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.28   --    Apache Corporation 2000 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.05 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.29   --    1990 Employee Stock Option Plan of The Phoenix Resource
                Companies, Inc., as amended through September 29, 1995,
                effective April 9, 1990 (incorporated by reference to
                Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 1996, SEC File No. 1-4300).
+*10.30   --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001.
 +10.31   --    Apache Corporation Deferred Delivery Plan, as amended and
                restated May 3, 2001 (incorporated by reference to Exhibit
                10.07 to Registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.32   --    Apache Corporation Non-Employee Directors' Compensation
                Plan, as amended and restated December 17, 1998
                (incorporated by reference to Exhibit 10.26 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.33   --    Apache Corporation Outside Directors' Retirement Plan, as
                amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2001, SEC File No.
                1-4300).
 +10.34   --    Apache Corporation Equity Compensation Plan for Non-Employee
                Directors, as amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.09 to Registrant's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2001, SEC
                File No. 1-4300).
 +10.35   --    Amended and Restated Employment Agreement, dated December 5,
                1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
 +10.36   --    First Amendment, dated April 4, 1996, to Restated Employment
                Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
 +10.37   --    Amended and Restated Employment Agreement, dated December
                20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                1-4300).
 +10.38   --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                10.6 to Registrant's Annual Report on Form 10-K for year
                ended December 31, 1989, SEC File No. 1-4300).
 +10.39   --    Amended and Restated Conditional Stock Grant Agreement,
                dated June 6, 2001, between Registrant and G. Steven Farris
                (incorporated by reference to Exhibit 10.10 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2001, SEC File No. 1-4300).
  10.40   --    Amended and Restated Gas Purchase Agreement, effective July
                1, 1998, by and among Registrant and MW Petroleum
                Corporation, as Seller, and Producers Energy Marketing, LLC,
                as Buyer (incorporated by reference to Exhibit 10.1 to
                Registrant's Current Report on Form 8-K, dated June 18,
                1998, SEC File No. 1-4300).
 *12.1    --    Statement of Computation of Ratios of Earnings to Fixed
                Charges and Combined Fixed Charges and Preferred Stock
                Dividends

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 *21.1    --    Subsidiaries of Registrant
 *23.1    --    Consent of Arthur Andersen LLP
 *23.2    --    Consent of Ryder Scott Company L.P., Petroleum Consultants
 *24.1    --    Power of Attorney (included as a part of the signature pages to this report)
 *99.1    --    Notification letter to the SEC from Apache, dated March 21,
                2002, pursuant to Temporary Note 3T to Regulation S-X.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14 hereof.