Form 10-Q
period 2002-03-31
APACHE CORP
filed 2002-05-15
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                          Commission File Number 1-4300


                               APACHE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                       41-0747868
   -------------------------------                      --------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                      Identification Number)

    Suite 100, One Post Oak Central                          77056-4400
  2000 Post Oak Boulevard, Houston, TX                       ----------
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

Number of shares of Registrant's common stock, outstanding as of March 31,
2002.........................137,412,151

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                           FOR THE QUARTER ENDED MARCH 31,
                                                          ---------------------------------
                                                              2002                  2001
                                                          ------------         ------------
                                                     (In thousands, except per common share data)
REVENUES:
   Oil and gas production revenues ...............        $    521,729         $    801,598
   Other revenues (losses) .......................              (1,393)              (6,455)
                                                          ------------         ------------

                                                               520,336              795,143
                                                          ------------         ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......             211,039              172,530
   International impairments .....................               4,600                   --
   Lease operating costs .........................             112,577               90,107
   Severance and other taxes .....................              14,499               21,293
   Administrative, selling and other .............              25,352               20,376
   Financing costs:
      Interest expense ...........................              36,882               44,712
      Amortization of deferred loan costs ........                 334                  502
      Capitalized interest .......................             (10,022)             (15,085)
      Interest income ............................              (1,169)                (877)
                                                          ------------         ------------

                                                               394,092              333,558
                                                          ------------         ------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............               3,533                   --
                                                          ------------         ------------

INCOME BEFORE INCOME TAXES .......................             122,711              461,585
   Provision for income taxes ....................              42,039              179,384
                                                          ------------         ------------

NET INCOME .......................................              80,672              282,201
   Preferred stock dividends .....................               4,908                4,908
                                                          ------------         ------------

INCOME ATTRIBUTABLE TO COMMON STOCK ..............        $     75,764         $    277,293
                                                          ============         ============

NET INCOME PER COMMON SHARE:
   Basic .........................................        $       0.55         $       2.03
                                                          ============         ============
   Diluted .......................................        $       0.55         $       1.95
                                                          ============         ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE QUARTER ENDED MARCH 31,
                                                                                     -------------------------------
                                                                                         2002               2001
                                                                                     ------------       ------------
                                                                                             (In thousands)

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................     $     80,672       $    282,201
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, depletion and amortization .............................          211,039            172,530
          Provision for deferred income taxes ..................................             (348)            98,920
          International impairments ............................................            4,600                 --
          Amortization of derivative (gains)/losses ............................           (7,089)                --
          Other ................................................................              334              3,376
    Changes in operating assets and liabilities, net of effects of acquisitions:
          (Increase) decrease in receivables ...................................          (28,973)            44,477
          (Increase) decrease in advances to oil and gas ventures and other ....          (18,533)           (20,672)
          (Increase) decrease in product inventory .............................               28               (107)
          (Increase) decrease in deferred charges and other ....................             (582)            (1,310)
          Increase (decrease) in payables ......................................           12,774             58,364
          Increase (decrease) in accrued expenses ..............................          (42,464)            15,095
          Increase (decrease) in advances from gas purchasers ..................           (3,903)            (3,547)
          Increase (decrease) in deferred credits and noncurrent liabilities ...           (2,290)            (6,782)
                                                                                     ------------       ------------
              Net cash provided by operating activities ........................          205,265            642,545
                                                                                     ------------       ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ........................................         (208,111)          (344,982)
    Non-cash portion of net oil and gas property additions .....................          (36,973)            65,274
    Acquisition of Fletcher subsidiaries .......................................               --           (465,018)
    Acquisition of Repsol YPF properties .......................................               --           (446,933)
    Proceeds from sales of oil and gas properties ..............................              796            128,663
    Proceeds from sale of short-term investments ...............................           17,006                 --
    Other, net .................................................................           (3,954)           (39,333)
                                                                                     ------------       ------------
              Net cash used in investing activities ............................         (231,236)        (1,102,329)
                                                                                     ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term borrowings .......................................................          377,939          1,176,159
    Payments on long-term debt .................................................         (344,331)          (645,800)
    Dividends paid .............................................................          (18,256)            (4,870)
    Common stock activity, net .................................................            9,390              4,153
    Treasury stock activity, net ...............................................             (856)                98
    Cost of debt and equity transactions .......................................              (18)              (294)
                                                                                     ------------       ------------
              Net cash provided by financing activities ........................           23,868            529,446
                                                                                     ------------       ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................           (2,103)            69,662

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................................           35,625             37,173
                                                                                     ------------       ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................     $     33,522       $    106,835
                                                                                     ============       ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                            MARCH 31,         DECEMBER 31,
                                                                              2002               2001
                                                                         --------------      --------------
                                                                                  (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .......................................     $       33,522      $       35,625
   Receivables .....................................................            433,726             404,793
   Inventories .....................................................            101,995             102,536
   Advances to oil and gas ventures and other ......................             70,373              51,845
   Short-term investments ..........................................             85,914             102,950
                                                                         --------------      --------------
                                                                                725,530             697,749
                                                                         --------------      --------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties ............................................         11,614,142          11,390,692
      Unproved properties and properties under
         development, not being amortized ..........................            822,661             839,921
   Gas gathering, transmission and processing facilities ...........            756,233             748,675
   Other ...........................................................            172,938             168,915
                                                                         --------------      --------------
                                                                             13,365,974          13,148,203
   Less:  Accumulated depreciation, depletion and amortization .....         (5,350,050)         (5,135,131)
                                                                         --------------      --------------
                                                                              8,015,924           8,013,072
                                                                         --------------      --------------
OTHER ASSETS:
   Goodwill ........................................................            188,747             188,812
   Deferred charges and other ......................................             34,124              34,023
                                                                         --------------      --------------
                                                                         $    8,964,325      $    8,933,656
                                                                         ==============      ==============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                              MARCH 31,        DECEMBER 31,
                                                                                                 2002              2001
                                                                                             ------------      ------------
                                                                                                     (In thousands)
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................................................     $    192,537      $    179,778
   Accrued operating expense ...........................................................           38,299            50,584
   Accrued exploration and development .................................................          138,955           175,943
   Accrued compensation and benefits ...................................................           15,175            30,947
   Accrued interest ....................................................................           38,364            28,592
   Accrued income taxes ................................................................           16,915            40,030
   Other ...............................................................................           23,403            16,584
                                                                                             ------------      ------------
                                                                                                  463,648           522,458
                                                                                             ------------      ------------
LONG-TERM DEBT .........................................................................        2,277,965         2,244,357
                                                                                             ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes ........................................................................          985,832           991,723
   Advances from gas purchasers ........................................................          136,124           140,027
   Other ...............................................................................          172,099           175,925
                                                                                             ------------      ------------
                                                                                                1,294,055         1,307,675
                                                                                             ------------      ------------
PREFERRED INTERESTS OF SUBSIDIARIES ....................................................          440,700           440,683
                                                                                             ------------      ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized - Series B, 5.68%
      Cumulative Preferred Stock,
         100,000 shares issued and outstanding .........................................           98,387            98,387
      Series C, 6.5% Conversion Preferred Stock, 138,458 and
         138,482 shares issued and outstanding, respectively ...........................          208,171           208,207
   Common stock, $1.25 par, 215,000,000 shares authorized,
      141,434,298 and 141,171,793 shares issued, respectively ..........................          176,793           176,465
   Paid-in capital .....................................................................        2,823,533         2,812,648
   Retained earnings ...................................................................        1,398,886         1,336,478
   Treasury stock, at cost, 4,022,147 and 4,068,614 common shares,
      respectively .....................................................................         (110,736)         (111,885)
   Accumulated other comprehensive loss ................................................         (107,077)         (101,817)
                                                                                             ------------      ------------
                                                                                                4,487,957         4,418,483
                                                                                             ------------      ------------
                                                                                             $  8,964,325      $  8,933,656
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                               SERIES B       SERIES C
                                            COMPREHENSIVE      PREFERRED     PREFERRED       COMMON        PAID-IN        RETAINED
(In thousands)                                  INCOME           STOCK         STOCK          STOCK        CAPITAL        EARNINGS
                                            -------------      ---------     ---------       -------       --------       ---------
BALANCE AT DECEMBER 31, 2000 ...............                 $    98,387    $   208,207    $   173,939   $ 2,157,370    $ 1,226,531
   Comprehensive income:
     Net income ............................  $   282,201             --             --            --             --        282,201
     Currency translation adjustments ......      (56,515)            --             --            --             --             --
     Unrealized loss on derivatives, net
       of income tax benefit of $31,427 ....      (48,991)            --             --            --             --             --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $163 .................         (316)            --             --            --             --             --
                                              -----------
   Comprehensive income ....................  $   176,379
                                              ===========
   Preferred dividends .....................                          --             --             --            --         (4,908)
   Common shares issued ....................                          --             --          2,399       102,618             --
   Treasury shares issued, net .............                          --             --             --           974             --
                                                             -----------    -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 2001 ..................                 $    98,387    $   208,207    $   176,338   $ 2,260,962    $ 1,503,824
                                                             ===========    ===========    ===========   ===========    ===========

BALANCE AT DECEMBER 31,2001 ................                 $    98,387    $   208,207    $   176,465   $ 2,812,648    $ 1,336,478
   Comprehensive income:
     Net income ............................  $    80,672             --             --            --             --         80,672
     Currency translation adjustments ......       (1,115)            --             --            --             --             --
     Reclassification of unrealized gains
       into earnings:
       Derivatives, net of income tax
         benefit of $3,069 .................       (4,020)            --             --            --             --             --
       Marketable securities, net of
         income tax benefit of $67 .........         (125)            --             --            --             --             --
                                              -----------
   Comprehensive income ....................  $    75,412
                                              ===========
   Dividends:
     Preferred .............................                          --             --             --            --         (4,908)
     Common ($.10 per share) ...............                          --             --             --            --        (13,356)
   Common shares issued ....................                          --            (36)           328        10,409             --
   Treasury shares issued, net .............                          --             --             --           595             --
   Other ...................................                          --             --             --          (119)            --
                                                             -----------    -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 2002 ..................                 $    98,387    $   208,171    $   176,793   $ 2,823,533    $ 1,398,886
                                                             ===========    ===========    ===========   ===========    ===========
                                                            ACCUMULATED
                                                               OTHER          TOTAL
                                               TREASURY    COMPREHENSIVE   SHAREHOLDERS'
(In thousands)                                  STOCK       INCOME (LOSS)     EQUITY
                                               --------    --------------  -------------
BALANCE AT DECEMBER 31, 2000 ............... $   (69,562)   $   (40,232)   $ 3,754,640
   Comprehensive income:
     Net income ............................          --             --        282,201
     Currency translation adjustments ......          --        (56,515)       (56,515)
     Unrealized loss on derivatives, net
       of income tax benefit of $31,427 ....          --        (48,991)       (48,991)
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $163 .................          --           (316)          (316)

   Comprehensive income ....................

   Preferred dividends .....................          --             --         (4,908)
   Common shares issued ....................          --             --        105,017
   Treasury shares issued, net .............         663             --          1,637
                                             -----------    -----------    -----------

BALANCE AT MARCH 31, 2001 .................. $   (68,899)   $  (146,054)   $ 4,032,765
                                             ===========    ===========    ===========

BALANCE AT DECEMBER 31,2001 ................ $  (111,885)   $  (101,817)   $ 4,418,483
   Comprehensive income:
     Net income ............................          --             --         80,672
     Currency translation adjustments ......          --         (1,115)        (1,115)
     Reclassification of unrealized gains
       into earnings:
       Derivatives, net of income tax
         benefit of $3,069 .................          --         (4,020)        (4,020)
       Marketable securities, net of
         income tax benefit of $67 .........          --           (125)          (125)

   Comprehensive income ....................

   Dividends:
     Preferred .............................          --             --         (4,908)
     Common ($.10 per share) ...............          --             --        (13,356)
   Common shares issued ....................          --             --         10,701
   Treasury shares issued, net .............       1,149             --          1,744
   Other ...................................          --             --           (119)
                                             -----------    -----------    -----------

BALANCE AT MARCH 31, 2002 .................. $  (110,736)   $  (107,077)   $ 4,487,957
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

     In September 2001, the Company declared a 10 percent stock dividend to shareholders of record on December 31, 2001. Quarterly share and per share information for 2001 have been restated to reflect the stock dividend.

1.   ACQUISITIONS

     In March 2001, the Company completed two significant acquisitions. Apache acquired substantially all of Repsol YPF's (Repsol) oil and gas concession interests in Egypt for approximately $447 million in cash, and subsidiaries of Fletcher Challenge Energy (Fletcher) for approximately $465 million in cash and
1.8 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $55.49 per share).

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher and Repsol acquisitions occurred on January 1, 2001. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                            FOR THE QUARTER ENDED
                                                                 MARCH 31, 2001
                                                        -----------------------------
                                                        AS REPORTED         PRO FORMA
                                                        -----------         ---------
                                                 (In thousands, except per common share data)
         Revenues ..............................       $    795,143       $    902,098
         Net income ............................            282,201            304,683
         Preferred stock dividends .............              4,908              4,908
         Income attributable to common stock ...            277,293            299,775

         Net income per common share:
             Basic .............................       $       2.03       $       2.17
             Diluted ...........................               1.95               2.08

         Average common shares outstanding .....            136,268            137,975

2.   DERIVATIVE INSTRUMENTS AND FIXED-PRICE PHYSICAL CONTRACTS

     Due to the uncertainty of how the collapse of Enron Corp. would impact the derivative markets, Apache closed out all of its derivative positions and certain fixed-price physical contracts during October and November 2001 (the "Unwind"). The Unwind of Apache's hedging activities and acquired derivative contracts resulted in a net unrealized gain recorded to accumulated other comprehensive income. This deferred gain will be reclassified into earnings over the remaining periods of the original hedge contracts (approximately two years). The remaining unrealized gain related to these contracts was $13 million and $20 million at March 31, 2002 and December 31, 2001, respectively.

     As part of the Unwind, Apache also terminated the gas price swap associated with its advances from gas purchasers, receiving proceeds of $78 million. These proceeds will be realized into earnings over the original life of the contracts and effectively increase the original contract's fixed prices by approximately 51 percent. As of March

31, 2002 and December 31, 2001, the Company had an unamortized gain of $76 million and $78 million related to the Unwind of the contracts.

3.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                 FOR THE QUARTER ENDED MARCH 31,
                                             ---------------------------------------------------------------------------
                                                            2002                                   2001
                                             ------------------------------------   ------------------------------------
                                               INCOME       SHARES     PER SHARE      INCOME       SHARES     PER SHARE
                                             ----------   ----------   ----------   ----------   ----------   ----------
                                                               (In thousands, except per share amounts)

BASIC:
  Income attributable to common stock ....   $   75,764      137,293   $      .55   $  277,293      136,268   $     2.03
                                                                       ==========                             ==========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other ................           --        1,532                        --        1,338
  Series C Preferred Stock ...............           --           --                     3,488        6,243
                                             ----------   ----------                ----------   ----------

DILUTED:
  Income attributable to common stock,
   including assumed conversions .........   $   75,764      138,825   $      .55   $  280,781      143,849   $     1.95
                                             ==========   ==========   ==========   ==========   ==========   ==========

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental disclosure of cash flow information:

                                                               FOR THE QUARTER ENDED MARCH 31,
                                                               -------------------------------
                                                                  2002                2001
                                                               -----------         -----------
                                                                        (In thousands)

          Cash paid during the period for:
            Interest (net of amounts capitalized) ......        $   17,088          $   23,945
            Income taxes (net of refunds) ..............            32,656              33,306

5.   SHORT-TERM INVESTMENTS

     At December 31, 2001, Apache had $103 million of U.S. Government Agency Notes, $17 million of which were designated as "available for sale" securities. In January 2002, the Company sold all of the "available for sale" securities for approximately $17 million. The remaining $86 million is designated as "held to maturity" and is carried at amortized cost. These notes pay interest at rates from 6.25 percent to 6.375 percent and mature on October 15, 2002.

6.   IMPAIRMENTS

     During the first quarter of 2002, the Company recorded a nonrecurring $5 million impairment ($3 million after tax) of unproved property costs in Poland. The Company will continue to evaluate its operations in Poland, which may result in additional impairments during 2002.

7.   SUBSEQUENT EVENTS

     In April 2002, the Company issued $400 million principal amount, $397 million net of discount, of senior unsecured 6.25-percent notes maturing on April 15, 2012. The notes are redeemable, as a whole or in part, at our option, subject to a make-whole premium. The proceeds were used to repay a portion of the Company's outstanding commercial paper and for general operations.

8.   BUSINESS SEGMENT INFORMATION

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

                                                  UNITED                                                  OTHER
                                                  STATES        CANADA        EGYPT       AUSTRALIA    INTERNATIONAL     TOTAL
                                               ------------  ------------  ------------  ------------  -------------  ------------
                                                                                 (IN THOUSANDS)

 FOR THE QUARTER ENDED MARCH 31, 2002

 Oil and Gas Production Revenues ...........   $    220,252  $    107,824  $    117,777  $     74,446  $      1,430   $    521,729
                                               ============  ============  ============  ============  ============   ============

 Operating Income (Loss)  (1) ..............   $     52,604  $     35,947  $     60,870  $     33,635  $     (4,042)  $    179,014
                                               ============  ============  ============  ============  ============

 Other Income (Expense):
    Other revenues (losses) ................                                                                                (1,393)
    Administrative, selling and other ......                                                                               (25,352)
    Financing costs, net ...................                                                                               (26,025)
    Preferred interests of subsidiaries ....                                                                                (3,533)
                                                                                                                      ------------
 Income Before Income Taxes ................                                                                          $    122,711
                                                                                                                      ============

 Total Assets ..............................   $  4,089,657  $  2,213,727  $  1,597,582  $    896,415  $    166,944   $  8,964,325
                                               ============  ============  ============  ============  ============   ============


 FOR THE QUARTER ENDED MARCH 31, 2001

 Oil and Gas Production Revenues ...........   $    532,563  $    142,970  $     76,729  $     49,336  $         --   $    801,598
                                               ============  ============  ============  ============  ============   ============

 Operating Income (Loss) (1) ...............   $    353,465  $     91,025  $     45,744  $     27,445  $        (11)  $   517,668
                                               ============  ============  ============  ============  ============

 Other Income (Expense):
    Other revenues (losses) ................                                                                                (6,455)
    Administrative, selling and other ......                                                                               (20,376)
    Financing costs, net ...................                                                                               (29,252)
                                                                                                                      ------------
 Income Before Income Taxes ................                                                                          $    461,585
                                                                                                                      ============

 Total Assets ..............................   $  4,209,502  $  2,155,500  $  1,443,559  $    862,151  $    185,582   $  8,856,294
                                               ============  ============  ============  ============  ============   ============

(1) Operating income (loss) consists of oil and gas production revenues less depreciation, depletion and amortization, international impairments, lease operating costs and severance and other taxes.

9.   NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17 "Intangible Assets". As a result of this pronouncement, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Apache had goodwill of $189 million at March 31, 2002, representing the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher and Repsol acquisitions. The initial fair-value-based goodwill impairment assessment is required to be completed by June 30, 2002. The Company is currently evaluating the impairment test and its impact on the consolidated financial statements, if any.

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company's asset retirement obligations relate primarily to the dismantlement of offshore platforms. The Company expects to adopt this new standard effective January 1, 2003. The Company is currently evaluating the impact of adopting this new standard and accordingly has not quantified the impact on the consolidated financial statements.

10.  SUPPLEMENTAL GUARANTOR INFORMATION

     Apache Finance Pty Ltd. (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are subsidiaries of Apache, which have issuances of publicly traded securities and require the following condensed consolidating financial statements be provided as an alternative to filing separate financial statements.

     Each of the companies presented in the condensed consolidating financial statements has been fully consolidated in Apache Corporation's consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto of which this note is an integral part.

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                                              ALL OTHER
                                                                                  APACHE        APACHE       SUBSIDIARIES
                                                     APACHE        APACHE         FINANCE       FINANCE       OF APACHE
                                                  CORPORATION   NORTH AMERICA    AUSTRALIA      CANADA       CORPORATION
                                                  ------------  -------------  ------------   ------------   -------------
                                                                              (IN THOUSANDS)

REVENUES:
   Oil and gas production revenues .............  $    158,928   $         --  $         --   $         --   $    402,822
   Equity in net income (loss) of affiliates ...        68,616          4,502         7,480         14,438         (8,752)
   Other revenues (losses) .....................           185             --            --             --         (1,578)
                                                  ------------   ------------  ------------   ------------   ------------
                                                       227,729          4,502         7,480         14,438        392,492
                                                  ------------   ------------  ------------   ------------   ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ....        53,704             --            --             --        157,335
   International impairments ...................            --             --            --             --          4,600
   Lease operating costs .......................        50,967             --            --             --        101,631
   Severance and other taxes ...................         6,632             --            --              9          7,858
   Administrative, selling and other ...........        21,475             --            --             --          3,877
   Financing costs, net ........................        15,683             --         4,512         10,229         (4,399)
                                                  ------------   ------------  ------------   ------------   ------------
                                                       148,461             --         4,512         10,238        270,902
                                                  ------------   ------------  ------------   ------------   ------------

PREFERRED INTERESTS OF SUBSIDIARIES ............            --             --            --             --          3,533
                                                  ------------   ------------  ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ..............        79,268          4,502         2,968          4,200        118,057
   Provision (benefit) for income taxes ........        (1,404)            --        (1,534)        (4,464)        49,441
                                                  ------------   ------------  ------------   ------------   ------------

NET INCOME .....................................        80,672          4,502         4,502          8,664         68,616
   Preferred stock dividends ...................         4,908             --            --             --             --
                                                  ------------   ------------  ------------   ------------   ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ............  $     75,764   $      4,502  $      4,502   $      8,664   $     68,616
                                                  ============   ============  ============   ============   ============
                                                RECLASSIFICATIONS
                                                  & ELIMINATIONS  CONSOLIDATED
                                                ----------------- ------------
                                                        (IN THOUSANDS)

REVENUES:
   Oil and gas production revenues .............  $    (40,021)  $    521,729
   Equity in net income (loss) of affiliates ...       (86,284)            --
   Other revenues (losses) .....................            --         (1,393)
                                                  ------------   ------------
                                                      (126,305)       520,336
                                                  ------------   ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ....            --        211,039
   International impairments ...................            --          4,600
   Lease operating costs .......................       (40,021)       112,577
   Severance and other taxes ...................            --         14,499
   Administrative, selling and other ...........            --         25,352
   Financing costs, net ........................            --         26,025
                                                  ------------   ------------
                                                       (40,021)       394,092
                                                  ------------   ------------

PREFERRED INTERESTS OF SUBSIDIARIES ............            --          3,533
                                                  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ..............       (86,284)       122,711
   Provision (benefit) for income taxes ........            --         42,039
                                                  ------------   ------------

NET INCOME .....................................       (86,284)        80,672
   Preferred stock dividends ...................            --          4,908
                                                  ------------   ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ............  $    (86,284)  $     75,764
                                                  ============   ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2001



                                                                                             APACHE             APACHE
                                                         APACHE             APACHE           FINANCE            FINANCE
                                                       CORPORATION       NORTH AMERICA      AUSTRALIA            CANADA
                                                      --------------    --------------    --------------     --------------
                                                                                  (IN THOUSANDS)

REVENUES:
   Oil and gas production revenues ...............    $      549,905    $           --    $           --     $           --
   Equity in net income (loss) of affiliates .....            69,121             2,047             3,040             16,764
   Other revenues (losses) .......................               529                --             3,078                 --
                                                      --------------    --------------    --------------     --------------
                                                             619,555             2,047             6,118             16,764
                                                      --------------    --------------    --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......           102,821                --                --                 --
   Lease operating costs .........................            57,519                --                --                 --
   Severance and other taxes .....................            18,659                --                --                 --
   Administrative, selling and other .............            18,033                --                --                 --
   Financing costs, net ..........................            17,384                --             4,582              6,609
                                                      --------------    --------------    --------------     --------------
                                                             214,416                --             4,582              6,609
                                                      --------------    --------------    --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................           405,139             2,047             1,536             10,155
   Provision (benefit) for income taxes ..........           122,938                --              (511)            (2,882)
                                                      --------------    --------------    --------------     --------------

NET INCOME .......................................           282,201             2,047             2,047             13,037
   Preferred stock dividends .....................             4,908                --                --                 --
                                                      --------------    --------------    --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............    $      277,293    $        2,047    $        2,047     $       13,037
                                                      ==============    ==============    ==============     ==============
                                                        ALL OTHER
                                                      SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS      CONSOLIDATED
                                                      --------------   -----------------    --------------
                                                                        (IN THOUSANDS)

REVENUES:
   Oil and gas production revenues ...............    $      420,526     $     (168,833)    $      801,598
   Equity in net income (loss) of affiliates .....            (4,720)           (86,252)                --
   Other revenues (losses) .......................           (10,062)                --             (6,455)
                                                      --------------     --------------     --------------
                                                             405,744           (255,085)           795,143
                                                      --------------     --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......            69,709                 --            172,530
   Lease operating costs .........................           201,421           (168,833)            90,107
   Severance and other taxes .....................             2,634                 --             21,293
   Administrative, selling and other .............             2,343                 --             20,376
   Financing costs, net ..........................               677                 --             29,252
                                                      --------------     --------------     --------------
                                                             276,784           (168,833)           333,558
                                                      --------------     --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................           128,960            (86,252)           461,585
   Provision (benefit) for income taxes ..........            59,839                 --            179,384
                                                      --------------     --------------     --------------

NET INCOME .......................................            69,121            (86,252)           282,201
   Preferred stock dividends .....................                --                 --              4,908
                                                      --------------     --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............    $       69,121     $      (86,252)    $      277,293
                                                      ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                                                                                     APACHE             APACHE
                                                               APACHE            APACHE             FINANCE            FINANCE
                                                             CORPORATION      NORTH AMERICA        AUSTRALIA            CANADA
                                                           --------------     --------------     --------------     --------------
                                                                                       (IN THOUSANDS)

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES ............................................. $     (524,773)    $           --     $       (3,545)    $         (476)
                                                           --------------     --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ....................        (69,337)                --                 --                 --
  Proceeds from sales of oil and gas properties ..........            650                 --                 --                 --
  Proceeds from sale of U.S. Government Agency Notes .....             --                 --                 --                 --
  Investment in subsidiaries, net ........................        (69,435)            (3,500)                --                 --
  Other, net .............................................           (846)                --                 --                 --
                                                           --------------     --------------     --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES ....................       (138,968)            (3,500)                --                 --
                                                           --------------     --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net ...........................        667,662                 --                 45                476
  Dividends paid .........................................        (18,256)                --                 --                 --
  Common stock activity, net .............................          9,390              3,500              3,500                 --
  Treasury stock activity, net ...........................           (856)                --                 --                 --
  Cost of debt and equity transactions ...................            (18)                --                 --                 --
                                                           --------------     --------------     --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ................        657,922              3,500              3,545                476
                                                           --------------     --------------     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .......................................         (5,819)                --                 --                 --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ......................................          6,383                 --                  2                 --
                                                           --------------     --------------     --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD .......................................... $          564     $           --     $            2     $           --
                                                           ==============     ==============     ==============     ==============
                                                              ALL OTHER
                                                            SUBSIDIARIES
                                                              OF APACHE     RECLASSIFICATIONS
                                                             CORPORATION      & ELIMINATIONS      CONSOLIDATED
                                                           --------------   -----------------    --------------
                                                                             (IN THOUSANDS)

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES ............................................. $      734,059     $           --     $      205,265
                                                           --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ....................       (175,747)                --           (245,084)
  Proceeds from sales of oil and gas properties ..........            146                 --                796
  Proceeds from sale of U.S. Government Agency Notes .....         17,006                 --             17,006
  Investment in subsidiaries, net ........................       (506,056)           578,991                 --
  Other, net .............................................         (3,108)                --             (3,954)
                                                           --------------     --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES ....................       (667,759)           578,991           (231,236)
                                                           --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net ...........................        (89,261)          (545,314)            33,608
  Dividends paid .........................................             --                 --            (18,256)
  Common stock activity, net .............................         26,677            (33,677)             9,390
  Treasury stock activity, net ...........................             --                 --               (856)
  Cost of debt and equity transactions ...................             --                 --                (18)
                                                           --------------     --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ................        (62,584)          (578,991)            23,868
                                                           --------------     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .......................................          3,716                 --             (2,103)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ......................................         29,240                 --             35,625
                                                           --------------     --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD .......................................... $       32,956     $           --     $       33,522
                                                           ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2001



                                                                                                 APACHE             APACHE
                                                            APACHE             APACHE            FINANCE            FINANCE
                                                         CORPORATION        NORTH AMERICA       AUSTRALIA           CANADA
                                                        --------------     --------------     --------------     --------------
                                                                                    (IN THOUSANDS)

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .......................................    $      564,946     $           --     $       (1,550)    $           (8)
                                                        --------------     --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ..............          (150,819)                --                 --                 --
  Acquisitions .....................................                --                 --                 --                 --
  Proceeds from sales of oil and gas properties ....            81,434                 --                 --                 --
  Investment in subsidiaries, net ..................          (894,794)            (5,568)            (5,568)          (250,880)
  Other, net .......................................            (1,782)                --                 --                 --
                                                        --------------     --------------     --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES ..............          (965,961)            (5,568)            (5,568)          (250,880)
                                                        --------------     --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net .....................           468,535                 --              1,552            250,888
  Dividends paid ...................................            (4,870)                --                 --                 --
  Common stock activity, net .......................             4,153              5,568              5,568                 --
  Treasury stock activity, net .....................                98                 --                 --                 --
  Cost of debt and equity transactions .............              (294)                --                 --                 --
                                                        --------------     --------------     --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........           467,622              5,568              7,120            250,888
                                                        --------------     --------------     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................            66,607                 --                  2                 --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ................................             5,257                 --                 --                 --
                                                        --------------     --------------     --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ....................................    $       71,864     $           --     $            2     $           --
                                                        ==============     ==============     ==============     ==============
                                                          ALL OTHER
                                                        SUBSIDIARIES
                                                          OF APACHE      RECLASSIFICATIONS
                                                         CORPORATION      & ELIMINATIONS       CONSOLIDATED
                                                        --------------   -----------------    --------------
                                                                          (IN THOUSANDS)

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .......................................    $       79,157     $           --     $      642,545
                                                        --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ..............          (128,889)                --           (279,708)
  Acquisitions .....................................          (911,951)                --           (911,951)
  Proceeds from sales of oil and gas properties ....            47,229                 --            128,663
  Investment in subsidiaries, net ..................          (256,448)         1,413,258                 --
  Other, net .......................................           (37,551)                --            (39,333)
                                                        --------------     --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES ..............        (1,287,610)         1,413,258         (1,102,329)
                                                        --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net .....................           700,239           (890,855)           530,359
  Dividends paid ...................................                --                 --             (4,870)
  Common stock activity, net .......................           511,267           (522,403)             4,153
  Treasury stock activity, net .....................                --                 --                 98
  Cost of debt and equity transactions .............                --                 --               (294)
                                                        --------------     --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........         1,211,506         (1,413,258)           529,446
                                                        --------------     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................             3,053                 --             69,662

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ................................            31,916                 --             37,173
                                                        --------------     --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ....................................    $       34,969     $           --     $      106,835
                                                        ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2002



                                                                                          APACHE           APACHE
                                                        APACHE          APACHE           FINANCE           FINANCE
                                                     CORPORATION     NORTH AMERICA       AUSTRALIA          CANADA
                                                    -------------    -------------     -------------     -------------
                                                                             (IN THOUSANDS)

                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................    $         564    $          --     $           2     $          --
  Receivables ..................................           78,019               --                --                --
  Inventories ..................................           18,198               --                --                --
  Advances to oil and gas ventures and others ..           19,938               --                --                --
  Short-term investments .......................               --               --                --                --
                                                    -------------    -------------     -------------     -------------
                                                          116,719               --                 2                --
                                                    -------------    -------------     -------------     -------------

PROPERTY AND EQUIPMENT, NET ....................        3,086,035               --                --                --
                                                    -------------    -------------     -------------     -------------

OTHER ASSETS:
  Intercompany receivable, net .................        1,429,083               --               (25)         (251,493)
  Goodwill, net ................................               --               --                --                --
  Equity in affiliates .........................        2,048,416          196,882           462,520         1,095,202
  Deferred charges and other ...................           27,378               --                --             2,541
                                                    -------------    -------------     -------------     -------------
                                                    $   6,707,631    $     196,882     $     462,497     $     846,250
                                                    =============    =============     =============     =============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................    $      76,325    $          --     $          --     $          23
  Other accrued expenses .......................          112,748               --             2,709             6,827
                                                    -------------    -------------     -------------     -------------
                                                          189,073               --             2,709             6,850
                                                    -------------    -------------     -------------     -------------
LONG-TERM DEBT .................................        1,046,090               --           268,660           296,996
                                                    -------------    -------------     -------------     -------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .................................          691,312               --            (5,754)               77
  Advances from gas purchasers .................          136,124               --                --                --
  Other ........................................          157,075               --                --                --
                                                    -------------    -------------     -------------     -------------
                                                          984,511               --            (5,754)               77
                                                    -------------    -------------     -------------     -------------

PREFERRED INTERESTS OF SUBSIDIARIES ............               --               --                --                --
                                                    -------------    -------------     -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...........................        4,487,957          196,882           196,882           542,327
                                                    -------------    -------------     -------------     -------------
                                                    $   6,707,631    $     196,882     $     462,497     $     846,250
                                                    =============    =============     =============     =============
                                                      ALL OTHER
                                                    SUBSIDIARIES
                                                      OF APACHE     RECLASSIFICATIONS
                                                     CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                    -------------   -----------------   -------------
                                                                     (IN THOUSANDS)

                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................    $      32,956     $          --     $      33,522
  Receivables ..................................          355,707                --           433,726
  Inventories ..................................           83,797                --           101,995
  Advances to oil and gas ventures and others ..           50,435                --            70,373
  Short-term investments .......................           85,914                --            85,914
                                                    -------------     -------------     -------------
                                                          608,809                --           725,530
                                                    -------------     -------------     -------------

PROPERTY AND EQUIPMENT, NET ....................        4,929,889                           8,015,924
                                                    -------------     -------------     -------------

OTHER ASSETS:
  Intercompany receivable, net .................       (1,177,565)               --                --
  Goodwill, net ................................          188,747                --           188,747
  Equity in affiliates .........................         (818,513)       (2,984,507)               --
  Deferred charges and other ...................            4,205                --            34,124
                                                    -------------     -------------     -------------
                                                    $   3,735,572     $  (2,984,507)    $   8,964,325
                                                    =============     =============     =============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................    $     116,189     $          --     $     192,537
  Other accrued expenses .......................          148,827                --           271,111
                                                    -------------     -------------     -------------
                                                          265,016                --           463,648
                                                    -------------     -------------     -------------
LONG-TERM DEBT .................................          666,219                --         2,277,965
                                                    -------------     -------------     -------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .................................          300,197                --           985,832
  Advances from gas purchasers .................               --                --           136,124
  Other ........................................           15,024                --           172,099
                                                    -------------     -------------     -------------
                                                          315,221                --         1,294,055
                                                    -------------     -------------     -------------

PREFERRED INTERESTS OF SUBSIDIARIES ............          440,700                --           440,700
                                                    -------------     -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...........................        2,048,416        (2,984,507)        4,487,957
                                                    -------------     -------------     -------------
                                                    $   3,735,572     $  (2,984,507)    $   8,964,325
                                                    =============     =============     =============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001



                                                                                             APACHE           APACHE
                                                          APACHE          APACHE            FINANCE           FINANCE
                                                       CORPORATION     NORTH AMERICA       AUSTRALIA          CANADA
                                                      -------------    -------------     -------------     -------------
                                                                              (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................    $       6,383    $          --     $           2     $          --
  Receivables ....................................           94,881               --                --                --
  Inventories ....................................           17,024               --                --                --
  Advances to oil and gas ventures and others ....           24,644               --                --                --
  Short-term investments .........................               --               --                --                --
                                                      -------------    -------------     -------------     -------------
                                                            142,932               --                 2                --
                                                      -------------    -------------     -------------     -------------

PROPERTY AND EQUIPMENT, NET ......................        3,098,485               --                --                --
                                                      -------------    -------------     -------------     -------------

OTHER ASSETS:
  Intercompany receivable, net ...................        1,426,455               --               (25)         (251,025)
  Goodwill, net ..................................               --               --                --                --
  Equity in affiliates ...........................        2,566,969          188,925           455,039         1,082,328
  Deferred charges and other .....................           27,688               --                --             2,564
                                                      -------------    -------------     -------------     -------------
                                                      $   7,262,529    $     188,925     $     455,016     $     833,867
                                                      =============    =============     =============     =============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................    $      75,164    $          --     $          --     $          --
  Other accrued expenses .........................          165,858               --             2,599             1,246
                                                      -------------    -------------     -------------     -------------
                                                            241,022               --             2,599             1,246
                                                      -------------    -------------     -------------     -------------

LONG-TERM DEBT ...................................        1,605,201               --           268,615           296,988
                                                      -------------    -------------     -------------     -------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes ...................................          696,441               --            (5,123)               18
  Advances from gas purchasers ...................          140,027               --                --                --
  Other ..........................................          161,355               --                --                --
                                                      -------------    -------------     -------------     -------------
                                                            997,823               --            (5,123)               18
                                                      -------------    -------------     -------------     -------------
PREFERRED INTERESTS OF SUBSIDIARIES ..............               --               --                --                --
                                                      -------------    -------------     -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .............................        4,418,483          188,925           188,925           535,615
                                                      -------------    -------------     -------------     -------------
                                                      $   7,262,529    $     188,925     $     455,016     $     833,867
                                                      =============    =============     =============     =============
                                                       ALL OTHER
                                                      SUBSIDIARIES
                                                        OF APACHE     RECLASSIFICATIONS
                                                       CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                      -------------   -----------------   -------------
                                                                       (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................    $      29,240     $          --     $      35,625
  Receivables ....................................          309,912                --           404,793
  Inventories ....................................           85,512                --           102,536
  Advances to oil and gas ventures and others ....           27,201                --            51,845
  Short-term investments .........................          102,950                --           102,950
                                                      -------------     -------------     -------------
                                                            554,815                --           697,749
                                                      -------------     -------------     -------------

PROPERTY AND EQUIPMENT, NET ......................        4,914,587                --         8,013,072
                                                      -------------     -------------     -------------

OTHER ASSETS:
  Intercompany receivable, net ...................       (1,175,405)               --                --
  Goodwill, net ..................................          188,812                --           188,812
  Equity in affiliates ...........................         (812,827)       (3,480,434)               --
  Deferred charges and other .....................            3,771                --            34,023
                                                      -------------     -------------     -------------
                                                      $   3,673,753     $  (3,480,434)    $   8,933,656
                                                      =============     =============     =============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................    $     104,614     $          --     $     179,778
  Other accrued expenses .........................          172,977                --           342,680
                                                      -------------     -------------     -------------
                                                            277,591                --           522,458
                                                      -------------     -------------     -------------

LONG-TERM DEBT ...................................           73,553                --         2,244,357
                                                      -------------     -------------     -------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes ...................................          300,387                --           991,723
  Advances from gas purchasers ...................               --                --           140,027
  Other ..........................................           14,570                --           175,925
                                                      -------------     -------------     -------------
                                                            314,957                --         1,307,675
                                                      -------------     -------------     -------------
PREFERRED INTERESTS OF SUBSIDIARIES ..............          440,683                --           440,683
                                                      -------------     -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .............................        2,566,969        (3,480,434)        4,418,483
                                                      -------------     -------------     -------------
                                                      $   3,673,753     $  (3,480,434)    $   8,933,656
                                                      =============     =============     =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Led by production growth in our core international areas, we reported solid first quarter results, generating income attributable to common stock of $76 million ($.55 per diluted share) and cash from operating activities of $205 million. We achieved these results despite a 61 percent decline in realized gas prices and a 21 percent decline in realized oil prices, relative to the first quarter of 2001.

     Quarterly oil production increased 37,660 barrels of oil per day (b/d) to 159,156, a 31 percent increase from the first quarter of 2001. Egypt, Australia and Canada oil production increased 71 percent, 110 percent and 26 percent, respectively. Oil production from these countries now totals 65 percent of our worldwide oil production, up from 51 percent in the prior-year quarter.

     Our natural gas production increased 109.4 million cubic feet per day (MMcf/d) to 1.1 billion cubic feet per day (Bcf/d) with production increases of 116 percent in Egypt and 73 percent in Canada leading the way. Gas production from countries outside the U.S. has grown to 51 percent of our natural gas production compared to 36 percent in the comparable 2001 quarter.

     Our oil and gas production gains are a direct result of our commitment to pursue opportunities outside of the U.S., while maintaining a strong domestic base. Production growth in Egypt and Canada include the strategic acquisitions and subsequent drilling activities on the properties we acquired from Repsol and Fletcher late in the first quarter of 2001, and from Novus in the fourth quarter of 2001. Australia had three significant development projects that began producing in 2001. The Gypsy/North Gypsy field began producing late in the first quarter of 2001, while the Legendre and Simpson fields commenced production in May and November 2001, respectively.

     Our international drilling program continued to show strong results during the first quarter of 2002. We reported three discoveries in Egypt and initiated production at the Ras Kanayes development lease. We also reported four Flag Sandstone oil discoveries in the Carnarvon Basin of Western Australia.

     Our first quarter capital expenditures (including exploration and development, and expenditures related to gathering, transmission, and processing facilities) of $206 million are 64 percent of the $320 million we expended (excluding acquisitions) during the first quarter of 2001, a reflection of the uncertainty surrounding commodity prices and difficulty oil and gas producers face when planning capital budgets. We also had $1.1 billion of acquisitions in the prior year quarter. We will continue to monitor commodity prices and allocate our cash flow accordingly, not hesitating to pay down debt in lieu of increasing capital expenditures.

     To increase our financial flexibility and take advantage of historically low interest rates, we issued $400 million of 10-year notes in early April at a
6.25 percent coupon rate. Although these notes carry a higher interest rate than the short-term commercial paper we had been utilizing, we felt it prudent to secure these long-term funds given the highly uncertain economic times in which we find ourselves.

     On May 15, 2002, the mandatory conversion of our Series C Preferred Stock into approximately 6.2 million common shares will occur. This estimated number of shares assumes our common stock price averages at least $35 per share (quarter-end stock price was $56.88 per share) in the weeks preceding the conversion date. The conversion will reduce our preferred dividends by approximately $14 million a year and be replaced with $2 million of common dividends for an annual savings of $12 million. If our stock price remains consistent, converted holders will have seen an annualized return well above market rates, while existing shareholders benefited from the growth facilitated by the initial proceeds.

RESULTS OF OPERATIONS

Revenues

     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.


                                                      FOR THE QUARTER
                                                       ENDED MARCH 31,
                                               -------------------------------            INCREASE
                                                    2002             2001                (DECREASE)
                                               --------------   --------------           ----------

Revenues (in thousands):
    Natural gas ............................   $      219,453   $      502,592              (56)%
    Oil ....................................          293,006          282,250                4%
    Natural gas liquids ....................            9,270           16,756              (45)%
                                               --------------   --------------

       Total ...............................   $      521,729   $      801,598              (35)%
                                               ==============   ==============

Natural Gas Volume - Mcf per day:
    United States ..........................          540,433          636,547              (15)%
    Canada .................................          314,659          181,992               73%
    Egypt ..................................          117,525           54,415              116%
    Australia ..............................          120,645          114,718                5%
    Argentina ..............................            3,856               --               --
                                               --------------   --------------
       Total ...............................        1,097,118          987,672               11%
                                               ==============   ==============
Average Natural Gas price - Per Mcf:
    United States ..........................   $         2.29   $         6.63              (65)%
    Canada .................................             2.19             5.62              (61)%
    Egypt ..................................             3.05             3.66              (17)%
    Australia ..............................             1.23             1.26               (2)%
    Argentina ..............................              .64               --               --
       Total ...............................             2.22             5.65              (61)%

Oil Volume - Barrels per day:
    United States ..........................           55,829           59,736               (7)%
    Canada .................................           25,339           20,100               26%
    Egypt ..................................           44,378           25,970               71%
    Australia ..............................           32,941           15,690              110%
    Argentina ..............................              669               --               --
                                               --------------   --------------
       Total ...............................          159,156          121,496               31%
                                               ==============   ==============
Average Oil price - Per barrel:
    United States ..........................   $        20.49   $        27.38              (25)%
    Canada .................................            18.54            22.04              (16)%
    Egypt ..................................            21.42            25.17              (15)%
    Australia ..............................            20.60            25.75              (20)%
    Argentina ..............................            20.07               --               --
       Total ...............................            20.46            25.81              (21)%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
    United States ..........................            6,895            7,595               (9)%
    Canada .................................            1,358            1,247                9%
                                               --------------   --------------
       Total ...............................            8,253            8,842               (7)%
                                               ==============   ==============
Average NGL Price - Per barrel:
    United States ..........................   $        12.78   $        20.03              (36)%
    Canada .................................            10.95            27.28              (60)%
       Total ...............................            12.48            21.06              (41)%

Natural Gas Revenues

     Our natural gas production increased 109.4 MMcf/d (11 percent), contributing $22 million to our natural gas revenues. The production growth mitigated the impact of the $3.43 per Mcf (61 percent) decline in natural gas prices, which accounted for a $305 million reduction in revenues. The primary drivers of the increase in gas production for the period were acquisition of and subsequent drilling and development activities on properties in Canada and Egypt acquired from Fletcher and Repsol late in the first quarter of 2001, and properties acquired from Novus in the fourth quarter of 2001. Successful drilling results at Ladyfern field in Canada also contributed to the increase. These increases more than offset decreases related to property sales in the U.S. and from natural decline on more mature properties.

     Approximately 11 percent and 12 percent of our first quarter 2002 and 2001 domestic natural gas production, respectively, is subject to long-term fixed-price physical contracts. These contracts added $.05 per Mcf to our 2002 worldwide realized price and reduced our 2001 worldwide realized price by $.38 per Mcf.

Crude Oil Revenues

     A 31 percent increase (37,660 b/d) in production generated an additional $69 million in revenues, more than offsetting the impact of the $5.35 per barrel (21 percent) decline in oil prices. The primary drivers of the increase in oil production for the period were the acquisitions and subsequent drilling and development activities discussed above. Also positively impacting oil production relative to the first quarter of 2001 was production from the Gypsy/North Gypsy field in Australia, which began production late in the first quarter of 2001 and the Legendre and Simpson fields in Australia where production commenced in May and November of 2001, respectively. Legendre and Simpson each contributed 30 percent to the increase in first quarter 2002 oil production. These increases more than offset decreases related to property sales in the U.S. and from natural decline on more mature properties.

Operating Expenses

     The table below presents a detail of our expenses.


                                                                       FOR THE QUARTER ENDED MARCH 31,
                                                                    ---------------------------------------
                                                                         2002                      2001
                                                                    -------------             -------------
                                                                                  (In millions)

          Depreciation, depletion and amortization (DD&A):
            Oil and gas property and equipment..................    $         197             $         161
            Other assets........................................               14                        12
          International impairments.............................                5                         -
          Lease operating costs (LOE)...........................              113                        90
          Severance and other taxes.............................               14                        21
          General and administrative expense (G&A)..............               25                        20
          Financing costs, net..................................               26                        30
                                                                    -------------             -------------
                    Total.......................................    $         394             $         334
                                                                    ==============            =============

Depreciation, Depletion and Amortization

     Apache's full cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs. On an equivalent barrel basis, full cost DD&A expense increased $.17 per barrel of oil equivalent (boe), from $6.07 per boe in the first quarter of 2001 to $6.24 per boe in 2002. This increase was primarily due to negative revisions for uneconomic reserves driven by the significant decrease in commodity prices from first quarter 2001. Increases in service costs, which resulted in higher drilling and finding costs in the U.S., plus transfers of unevaluated costs to the full-cost pool also contributed to the increase in rates. The DD&A rate for the U.S. increased $.66 per boe from $6.40 per boe, to $7.06 per boe. U.S. DD&A accounts for almost half of the Company's full-cost DD&A expense.

Impairments

     During the first quarter of 2002, the Company recorded a nonrecurring $5 million impairment ($3 million after tax) of unproved property costs in Poland. The Company will continue to evaluate its operations in Poland, which may result in additional impairments during 2002.

Lease Operating Costs

     LOE increased $23 million in the first quarter of 2002. The increase on an absolute dollar basis was partially attributable to the acquisition of Egyptian and Canadian properties late in the first quarter 2001 and overall growth in Canada. Increased oil production in Australia and higher costs on non-operated properties in the Offshore Region also added to the rise in costs compared to the year-earlier period. On an equivalent barrel basis, LOE increased $.18 per boe to $3.57 per boe in the first quarter of 2002. Higher costs on Offshore properties, primarily non-operated, accounted for the increase on a Boe basis.

Severance and Other Taxes

     Severance and other taxes, which generally are based on a percentage of oil and gas production revenues, decreased in the first quarter of 2002 primarily due to a decline in U.S. and Australian oil and gas production revenues.

Administrative, Selling and Other Expenses

     G&A expense in the first quarter of 2002 increased from a year ago primarily due to higher insurance costs, higher employee separation costs, and costs related to amendments to our stock option plans affecting certain retiring employees. On an equivalent barrel basis, G&A expense for the first three months of 2002 increased $.03 per boe, to $.80 per boe.

Financing Costs, Net

     Net financing costs for the first quarter of 2002 decreased 11 percent from the prior year primarily due to lower gross interest expense. Gross interest expense decreased due to a lower average effective rate, partially offset by higher average debt outstanding.

MARKET RISK

     The Company's major market risk exposure continues to be the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable.

     The information set forth under "Commodity Risk", "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

OIL AND GAS CAPITAL EXPENDITURES

                                                                                    FOR THE QUARTER ENDED
                                                                                           MARCH 31,
                                                                               -------------------------------
                                                                                    2002             2001
                                                                               --------------   --------------
                                                                                        (In thousands)

          Exploration and development:
              United States ................................................   $       55,132   $      176,989
              Canada .......................................................           82,245          105,752
              Egypt ........................................................           32,624           17,719
              Australia ....................................................           24,242           24,817
              Other International* .........................................            4,005           (1,308)
                                                                               --------------   --------------
                                                                               $      198,248   $      323,969
                                                                               ==============   ==============
          Capitalized Interest .............................................   $       10,022   $       15,085
                                                                               ==============   ==============
          Gas gathering, transmission and processing facilities ............   $        7,646   $       (3,933)
                                                                               ==============   ==============
          Acquisitions:
              Oil and gas properties .......................................   $          108   $      752,511
              Gas gathering, transmission and processing facilities ........               --          129,000
              Goodwill .....................................................               --          197,200
                                                                               --------------   --------------
                                                                               $          108   $    1,078,711
                                                                               ==============   ==============

* Includes reimbursement from the Chinese government in 2001 for previously paid costs.


     In March 2001, Apache completed the acquisition of substantially all of Repsol's oil and gas concession interests in Egypt for approximately $447 million in cash, subject to normal post closing adjustments. The properties include interests in seven Western Desert concessions and had estimated proved reserves of 66 million barrels of oil equivalent (MMboe) as of the acquisition date. The Company previously held interests in five of the seven concessions.

     In March 2001, Apache also completed the acquisition of subsidiaries of Fletcher for approximately $465 million in cash and 1.8 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $55.49 per share), subject to normal post closing adjustments. The transaction included properties located primarily in Canada's Western Sedimentary Basin. Estimated proved reserves totaled 120.8 MMboe as of the acquisition date. Apache assumed a liability of $103 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.

CAPITAL RESOURCES

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

Net Cash Provided by Operating Activities

     Apache's net cash provided by operating activities during the first three months of 2002 totaled $205 million, a decrease of 67 percent from $643 million in the first three months of 2001. This decrease was primarily due to lower oil and gas revenues as a result of lower realized oil and gas prices as compared to last year.

LIQUIDITY

     The Company had $34 million in cash and cash equivalents on hand at March 31, 2002, down from $36 million at December 31, 2001. Apache's ratio of current assets to current liabilities at March 31, 2002 was 1.56 compared to 1.34 at December 31, 2001.

     The Company had $86 million in short-term securities (U.S. Government Agency Notes) at March 31, 2002, which will be available to reduce long-term debt after August 2002.

    During 2001, several of our subsidiaries issued a total of $443 million ($441 million, net of issuance costs) of preferred stock and limited partner interests to unrelated institutional investors. We pay a weighted average return to the investors of 123 basis points above the prevailing LIBOR interest rate. These subsidiaries are consolidated in the accompanying financial statements. For the quarter ending March 31, 2002, the subsidiaries paid $4 million to investors which is reflected as Preferred Interest of Subsidiaries on the Statement of Consolidated Operations.

     In April 2002, the Company issued $400 million principal amount, $397 million net of discount, of senior unsecured 6.25-percent notes maturing on April 15, 2012. The notes are redeemable, as a whole or in part, at our option, subject to a make-whole premium. The proceeds were used to repay a portion of the Company's outstanding commercial paper and for general operations.

     Apache believes that cash on hand, net cash generated from operations, short-term investments and unused committed borrowing capacity under its global credit facility and 364-day credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for the foreseeable future. As of March 31, 2002, Apache's available borrowing capacity under its global credit facility and 364-day credit facility was $811 million.

FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

     o    exploiting our existing asset base;

     o    acquiring properties to which we can add incremental value; and

     o    investing in high-potential exploration prospects.

     In order to maximize financial flexibility during a period of highly volatile natural gas prices coupled with a faltering U.S. economy, Apache reduced initially planned 2002 worldwide capital expenditures for exploratory and development drilling to approximately $590 million from $1.4 billion in 2001. Any excess cash flow will be used to reduce debt until such time that we elect either to increase drilling expenditures or to pursue acquisition opportunities should they become available at reasonable prices.

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

     A critical component in implementing our three-pronged growth strategy is maintenance of significant financial flexibility. "A-ratings" on Apache's senior unsecured long-term debt from Moody's and Standard & Poor's illustrate our commitment to preserving a strong balance sheet and building a solid foundation and competitive advantage with which to pursue our growth initiatives.

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

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although Apache may make use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices, or a prolonged continuation of low prices, may adversely affect the Company's financial position, results of operations and cash flows.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The information set forth in Note 11 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2001 (filed with the SEC on March 22,
           2002) is incorporated herein by reference.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1  - Bylaws of Registrant, as amended May 2, 2002.

               10.1 - Amendment to Apache Corporation 401(k) Savings Plan, dated
                      December 27, 2001, effective January 1, 2002.

               10.2 - Amendment to Apache Corporation Money Purchase Retirement
                      Plan, dated December 27, 2001, effective January 1, 2002.

               12.1 - Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

          (b)  Reports filed on Form 8-K

               The following current report on Form 8-K was filed by Apache during the fiscal quarter ended March 31, 2002:

               Item 4 - Changes in Registrant's Certifying Accountant - dated
                        March 29, 2002, filed April 2, 2002.

               On March 29, 2002, Apache determined (i) not to engage Arthur Andersen LLP to act as Apache's independent public accountants and (ii) to engage Ernst & Young LLP to serve as Apache's independent public accountants for the fiscal year ending December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                      APACHE CORPORATION



Dated: May 13, 2002                   /s/ Roger B. Plank
                                      -----------------------------------------
                                      Roger B. Plank
                                      Executive Vice President and Chief
                                      Financial Officer



Dated: May 13, 2002                   /s/ Thomas L. Mitchell
                                      -----------------------------------------
                                      Thomas L. Mitchell
                                      Vice President and Controller
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
  3.1         - Bylaws of Registrant, as amended May 2, 2002.

 10.1         - Amendment to Apache Corporation 401(k) Savings Plan, dated
                December 27, 2001, effective January 1, 2002.

 10.2         - Amendment to Apache Corporation Money Purchase Retirement Plan,
                dated December 27, 2001, effective January 1, 2002.

 12.1         - Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.