Form 10-Q
period 2002-06-30
APACHE CORP
filed 2002-08-14
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002

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



Number of shares of Registrant's common stock, outstanding as of June 30, 2002..........................143,799,455

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE QUARTER                     FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                        ENDED JUNE 30,
                                                     ------------------------------      ------------------------------
                                                         2002              2001              2002              2001
                                                     ------------      ------------      ------------      ------------
                                                              (In thousands, except per common share data)
REVENUES:
    Oil and gas production revenues ............     $    641,722      $    796,045      $  1,163,451      $  1,597,643
    Other revenues (losses) ....................            4,051             4,398             2,658            (2,057)
                                                     ------------      ------------      ------------      ------------

                                                          645,773           800,443         1,166,109         1,595,586
                                                     ------------      ------------      ------------      ------------

OPERATING EXPENSES:
    Depreciation, depletion and amortization ...          210,790           208,652           421,829           381,182
    International impairments ..................               --            65,000             4,600            65,000
    Lease operating costs ......................          114,191           101,420           226,768           191,527
    Severance and other taxes ..................           15,811            20,248            30,310            41,541
    Administrative, selling and other ..........           28,015            23,193            53,367            43,569
    Financing costs:
       Interest expense ........................           41,451            49,254            78,333            93,966
       Amortization of deferred loan costs .....              466               532               800             1,034
       Capitalized interest ....................          (10,442)          (13,783)          (20,464)          (28,868)
       Interest income .........................           (1,043)           (1,375)           (2,212)           (2,252)
                                                     ------------      ------------      ------------      ------------

                                                          399,239           453,141           793,331           786,699
                                                     ------------      ------------      ------------      ------------

PREFERRED INTERESTS OF SUBSIDIARIES ............            5,129                --             8,662                --
                                                     ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES .....................          241,405           347,302           364,116           808,887
    Provision for income taxes .................           95,095           141,557           137,134           320,941
                                                     ------------      ------------      ------------      ------------

NET INCOME .....................................          146,310           205,745           226,982           487,946
    Preferred stock dividends ..................            3,081             4,877             7,989             9,785
                                                     ------------      ------------      ------------      ------------

INCOME ATTRIBUTABLE TO COMMON STOCK ............     $    143,229      $    200,868      $    218,993      $    478,161
                                                     ============      ============      ============      ============

NET INCOME PER COMMON SHARE:
    Basic ......................................     $       1.02      $       1.46      $       1.57      $       3.49
                                                     ============      ============      ============      ============
    Diluted ....................................     $       1.00      $       1.41      $       1.55      $       3.35
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     ------------------------------
                                                                                         2002              2001
                                                                                     ------------      ------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................     $    226,982      $    487,946
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization ..............................          421,829           381,182
         Provision for deferred income taxes ...................................           38,153           192,158
         International impairments .............................................            4,600            65,000
         Amortization of derivative (gains)/losses and other ...................          (14,146)          (20,745)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables ....................................          (22,013)           30,530
         (Increase) decrease in advances to oil and gas ventures and other .....          (15,134)          (14,011)
         (Increase) decrease in product inventory ..............................           (1,127)              869
         (Increase) decrease in deferred charges and other .....................             (293)              290
         Increase (decrease) in payables .......................................           39,898           (25,658)
         Increase (decrease) in accrued expenses ...............................          (48,678)           22,394
         Increase (decrease) in advances from gas purchasers ...................           (7,279)           (6,558)
         Increase (decrease) in deferred credits and noncurrent liabilities ....            1,293           (23,318)
                                                                                     ------------      ------------

             Net cash provided by operating activities .........................          624,085         1,090,079
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .........................................         (465,910)         (678,069)
   Acquisition of Fletcher subsidiaries ........................................               --          (465,018)
   Acquisition of Repsol YPF properties ........................................               --          (446,933)
   Proceeds from sales of oil and gas properties ...............................               --           238,715
   Proceeds from sale of short-term investments ................................           17,006                --
   Other, net ..................................................................          (13,229)          (46,452)
                                                                                     ------------      ------------

             Net cash used in investing activities .............................         (462,133)       (1,397,757)
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings ........................................................        1,105,859         1,531,281
   Payments on long-term debt ..................................................       (1,144,970)       (1,111,613)
   Dividends paid ..............................................................          (37,257)           (9,778)
   Common stock activity, net ..................................................           15,542             7,125
   Treasury stock activity, net ................................................            1,715           (16,006)
   Cost of debt and equity transactions ........................................           (6,487)           (1,181)
                                                                                     ------------      ------------

             Net cash provided by financing activities .........................          (65,598)          399,828
                                                                                     ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................           96,354            92,150

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................           35,625            37,173
                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $    131,979      $    129,323
                                                                                     ============      ============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2002              2001
                                                                      ------------      ------------
                                                                              (In thousands)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ....................................     $    131,979      $     35,625
   Receivables ..................................................          429,835           404,793
   Inventories ..................................................          106,074           102,536
   Advances to oil and gas ventures and other ...................           67,180            51,845
   Short-term investments .......................................           85,364           102,950
                                                                      ------------      ------------
                                                                           820,432           697,749
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties .........................................       11,989,287        11,390,692
      Unproved properties and properties under
         development, not amortized .............................          754,573           839,921
   Gas gathering, transmission and processing facilities ........          775,240           748,675
   Other ........................................................          179,677           168,915
                                                                      ------------      ------------
                                                                        13,698,777        13,148,203
   Less:  Accumulated depreciation, depletion and amortization ..       (5,586,894)       (5,135,131)
                                                                      ------------      ------------
                                                                         8,111,883         8,013,072
                                                                      ------------      ------------
OTHER ASSETS:
   Goodwill, net ................................................          193,792           188,812
   Deferred charges and other ...................................           39,841            34,023
                                                                      ------------      ------------

                                                                      $  9,165,948      $  8,933,656
                                                                      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                        JUNE 30,        DECEMBER 31,
                                                                         2002               2001
                                                                      ------------      ------------
                                                                              (In thousands)
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .............................................     $    224,616      $    179,778
   Accrued operating expense ....................................           39,362            50,584
   Accrued exploration and development ..........................          114,513           175,943
   Accrued compensation and benefits ............................           22,204            30,947
   Accrued interest .............................................           37,767            28,592
   Accrued income taxes .........................................           21,325            40,030
   Other ........................................................           12,551            16,584
                                                                      ------------      ------------
                                                                           472,338           522,458
                                                                      ------------      ------------
LONG-TERM DEBT ..................................................        2,205,246         2,244,357
                                                                      ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes .................................................        1,041,298           991,723
   Advances from gas purchasers .................................          132,748           140,027
   Other ........................................................          176,547           175,925
                                                                      ------------      ------------
                                                                         1,350,593         1,307,675
                                                                      ------------      ------------
PREFERRED INTERESTS OF SUBSIDIARIES .............................          436,017           440,683
                                                                      ------------      ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding ..................           98,387            98,387
      Series C, 6.5% Conversion Preferred Stock, 138,482 shares
         issued and outstanding for 2001 ........................               --           208,207
   Common stock, $1.25 par, 215,000,000 shares authorized,
      147,824,624 and 141,171,793 shares issued, respectively ...          184,781           176,465
   Paid-in capital ..............................................        3,029,692         2,812,648
   Retained earnings ............................................        1,528,368         1,336,478
   Treasury stock, at cost, 4,025,169 and 4,068,614 shares,
      respectively ..............................................         (110,957)         (111,885)
   Accumulated other comprehensive loss .........................          (28,517)         (101,817)
                                                                      ------------      ------------
                                                                         4,701,754         4,418,483
                                                                      ------------      ------------
                                                                      $  9,165,948      $  8,933,656
                                                                      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                SERIES B      SERIES C
                                               COMPREHENSIVE    PREFERRED    PREFERRED       COMMON        PAID-IN       RETAINED
(In thousands)                                    INCOME         STOCK         STOCK          STOCK        CAPITAL       EARNINGS
                                               ------------    -----------   -----------    -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2000 ................             0    $    98,387   $   208,207    $   173,939   $ 2,157,370   $ 1,226,531
   Comprehensive income:
     Net income .............................   $   487,946             --            --             --            --       487,946
     Currency translation adjustments .......         8,284             --            --             --            --            --
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $13,961 ...........................        15,580             --            --             --            --            --
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $228 ..................          (443)            --            --             --            --            --
                                                -----------
   Comprehensive income .....................   $   511,367
                                                ===========
   Preferred dividends ......................                           --            --             --            --        (9,785)
   Common shares issued .....................                           --            --          2,495       106,740            --
   Treasury shares issued, net ..............                           --            --             --            --            --
                                                               -----------   -----------    -----------   -----------   -----------

BALANCE AT JUNE 30, 2001 ....................                  $    98,387   $   208,207    $   176,434   $ 2,264,110   $ 1,704,692
                                                               ===========   ===========    ===========   ===========   ===========

BALANCE AT DECEMBER 31, 2001 ................                  $    98,387   $   208,207    $   176,465   $ 2,812,648   $ 1,336,478
   Comprehensive income:
     Net income .............................   $   226,982             --            --             --            --       226,982
     Currency translation adjustments .......        80,488             --            --             --            --            --
     Reclassification of unrealized gains
       into earnings:
       Derivatives, net of income tax
         benefit of $5,232 ..................        (7,063)            --            --             --            --            --
       Marketable securities, net of income
         tax benefit of $67 .................          (125)            --            --             --            --            --
                                                -----------
   Comprehensive income .....................   $   300,282
                                                ===========
   Dividends:
     Preferred ..............................                           --            --             --            13        (7,989)
     Common ($.10 per share) ................                           --            --             --            --       (27,103)
   Common shares issued .....................                           --            --            513        16,808            --
   Conversion of Series C Preferred Stock ...                           --      (208,207)         7,803       200,402            --
   Treasury shares issued, net ..............                           --            --             --            28            --
   Other ....................................                           --            --             --          (207)           --
                                                               -----------   -----------    -----------   -----------   -----------

BALANCE AT JUNE 30, 2002 ....................                  $    98,387   $        --    $   184,781   $ 3,029,692   $ 1,528,368
                                                               ===========   ===========    ===========   ===========   ===========


                                                               ACCUMULATED
                                                                   OTHER          TOTAL
                                                  TREASURY     COMPREHENSIVE   SHAREHOLDERS'
(In thousands)                                     STOCK       INCOME (LOSS)     EQUITY
                                                 -----------   ------------    -----------

BALANCE AT DECEMBER 31, 2000 ................    $   (69,562)   $   (40,232)   $ 3,754,640
   Comprehensive income:
     Net income .............................             --             --        487,946
     Currency translation adjustments .......             --          8,284          8,284
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $13,961 ...........................             --         15,580         15,580
     Unrealized loss on marketable
       securities, net of applicable income
       tax benefit of $228 ..................             --           (443)          (443)

   Comprehensive income .....................

   Preferred dividends ......................             --             --         (9,785)
   Common shares issued .....................             --             --        109,235
   Treasury shares issued, net ..............        (25,117)            --        (25,117)
                                                 -----------    -----------    -----------

BALANCE AT JUNE 30, 2001 ....................    $   (94,679)   $   (16,811)   $ 4,340,340
                                                 ===========    ===========    ===========

BALANCE AT DECEMBER 31, 2001 ................    $  (111,885)   $  (101,817)   $ 4,418,483
   Comprehensive income:
     Net income .............................             --             --        226,982
     Currency translation adjustments .......             --         80,488         80,488
     Reclassification of unrealized gains
       into earnings:
       Derivatives, net of income tax
         benefit of $5,232 ..................             --         (7,063)        (7,063)
       Marketable securities, net of income
         tax benefit of $67 .................             --           (125)          (125)

   Comprehensive income .....................

   Dividends:
     Preferred ..............................             --             --         (7,976)
     Common ($.10 per share) ................             --             --        (27,103)
   Common shares issued .....................             --             --         17,321
   Conversion of Series C Preferred Stock ...             --             --             (2)
   Treasury shares issued, net ..............            928             --            956
   Other ....................................             --             --           (207)
                                                 -----------    -----------    -----------

BALANCE AT JUNE 30, 2002 ....................    $  (110,957)   $   (28,517)   $ 4,701,754
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

                                                                              FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30, 2001
                                                                      ----------------------------------------
                                                                        AS REPORTED               PRO FORMA
                                                                      ---------------          ---------------
                                                                    (In thousands, except per common share data)

Revenues ...................................................          $     1,595,586          $     1,702,541
Net income .................................................                  487,946                  513,523
Preferred stock dividends ..................................                    9,785                    9,785
Income attributable to common stock ........................                  478,161                  503,738

Net income per common share:
    Basic ..................................................          $          3.49          $          3.65
    Diluted ................................................                     3.35                     3.51

Average common shares outstanding ..........................                  137,133                  137,982


2.   DEBT

     In April 2002, the Company issued $400 million principal amount, $397 million net of discount, of senior unsecured 6.25-percent notes maturing on April 15, 2012. The notes are redeemable, as a whole or in part, at Apache's option, subject to a make-whole premium. The proceeds were used to repay a portion of the Company's outstanding commercial paper and for general corporate purposes.

     On June 3, 2002, Apache entered into a new $1.5 billion global credit facility to replace its existing global and 364-day credit facilities. The new global credit facility consists of four separate bank facilities: a $750 million 364-day facility in the United States; a $450 million five-year facility in the United States; a $150 million five-year facility in Australia; and a $150 million five-year facility in Canada. The financial covenants of the global credit facility require the company to: (i) maintain a consolidated tangible net worth, as defined, of at least $2.1 billion as of June 30, 2002, adjusted for subsequent earnings, (ii) maintain an aggregate book value for assets of Apache and certain subsidiaries, as defined, on an unconsolidated basis of at least $2 billion as of June 30, 2002, and (iii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The company was in compliance with all financial covenants at June 30, 2002.

     The five-year facilities are scheduled to mature on June 3, 2007 and the 364-day facility is scheduled to mature on June 1, 2003. The 364-day facility allows the Company to convert outstanding revolving loans at maturity into one-year term loans. The Company may request extensions of the maturity dates subject to approval of the lenders. At the Company's option, the interest rate is based on (i) the greater of (a) The JPMorgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent, (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating, or (iii) in the case of the U.S. $450 million five-year facility, a margin that is determined by competitive bids from participating banks. At June 30, 2002, the margin over LIBOR for committed loans was .30 percent on the five-year facilities and .32 percent on the 364-day facility. If the total amount of the loans borrowed under all of the facilities equals or exceeds 33 percent of the total facility commitments, then an additional .125 percent will be added to the margins over LIBOR. The Company also pays a quarterly facility fee of .10 percent on the total amount of each of the five-year facilities and ..08 percent on the total amount of the 364-day facility. The facility fees vary based upon the Company's senior long-term debt rating.

     The $450 million U.S. five-year facility and the $750 million U.S. 364-day credit facility are used to support Apache's commercial paper program. The available borrowing capacity under the global credit facility at June 30, 2002 was $1.18 billion.


3.   DERIVATIVE INSTRUMENTS AND FIXED-PRICE PHYSICAL CONTRACTS

     Due to the uncertainty of how the collapse of Enron Corp. might impact the derivative markets, Apache closed out all of its derivative positions and certain fixed-price physical contracts during October and November 2001 (the "Unwind"). The Unwind of Apache's hedged position and acquired derivative contracts resulted in a net gain recorded to accumulated other comprehensive income. This deferred gain will be reclassified into earnings over the remaining periods of the original hedge contracts (approximately 18 months). The remaining deferred gain related to these contracts was $8 million and $20 million at June 30, 2002 and December 31, 2001, respectively.

     As part of the Unwind, Apache also terminated the gas price swap associated with its advances from gas purchasers, receiving proceeds of $78 million. These proceeds will be realized into earnings over the original life of the contracts and effectively increase the original contract's fixed prices by approximately 51 percent. As of June 30, 2002 and December 31, 2001, the Company had an unamortized gain of $74 million and $78 million related to the Unwind of the contracts.

4.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                           FOR THE QUARTER ENDED JUNE 30,
                                               -------------------------------------------------------------------------------------
                                                                 2002                                         2001
                                               ----------------------------------------     ----------------------------------------
                                                 INCOME         SHARES       PER SHARE        INCOME         SHARES        PER SHARE
                                               ----------     ----------     ----------     ----------     ----------     ----------
                                                                      (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock ....     $  143,229        140,776     $     1.02     $  200,868        137,988     $     1.46
                                                                             ==========                                   ==========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other ................             --          1,032                            --          1,113
  Series C Preferred Stock(1) ...........           1,661          3,016                         3,488          6,244
                                               ----------     ----------                    ----------     ----------

DILUTED:
  Income attributable to common stock,
   including assumed conversions .........     $  144,890        144,824     $     1.00     $  204,356        145,345     $     1.41
                                               ==========     ==========     ==========     ==========     ==========     ==========



                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------------------------------
                                                                 2002                                         2001
                                               ----------------------------------------     ----------------------------------------
                                                 INCOME         SHARES       PER SHARE        INCOME         SHARES       PER SHARE
                                               ----------     ----------     ----------     ----------     ----------     ----------
                                                                    (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock ....     $  218,993        139,045     $     1.57     $  478,161        137,133     $     3.49
                                                                             ==========                                   ==========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other ................             --          1,266                            --          1,227
  Series C Preferred Stock(1) ...........           5,149          4,621                         6,976          6,244
                                               ----------     ----------                    ----------     ----------

DILUTED:
  Income attributable to common stock,
   including assumed conversions .........     $  224,142        144,932     $     1.55     $  485,137        144,604     $     3.35
                                               ==========     ==========     ==========     ==========     ==========     ==========

(1) The Series C preferred stock converted to Apache common stock on May 15, 2002.


5.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental disclosure of cash flow information:

                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------
                                                     2002               2001
                                                --------------     --------------
                                                         (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized) .....     $     48,694     $     56,722
  Income taxes (net of refunds) .............           86,641           89,428


6.   SHORT-TERM INVESTMENTS

     At December 31, 2001, Apache had $103 million of U.S. Government Agency Notes, $17 million of which were designated as "available for sale" securities. In January 2002, the Company sold all of the "available for sale" securities for approximately $17 million. The remaining balance is designated as "held to maturity" and is carried at amortized cost. These notes pay interest at rates from 6.25 percent to 6.375 percent and mature on October 15, 2002.

7.   IMPAIRMENTS

     During the first quarter of 2002, the Company recorded a $5 million impairment ($3 million after tax) of unproved property costs in Poland. No impairment was recorded in the second quarter. At June 30, 2002, Apache had $28 million in unproved property costs remaining in Poland. The Company will continue to evaluate its operations, which may result in additional impairments during the remainder of 2002.

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

                                               UNITED                                                   OTHER
                                               STATES         CANADA         EGYPT       AUSTRALIA   INTERNATIONAL     TOTAL
                                             -----------    -----------   -----------   -----------  -------------  -----------
                                                                              (IN THOUSANDS)

FOR THE SIX MONTHS ENDED JUNE 30, 2002

Oil and Gas Production Revenues ..........   $   506,118    $   247,216   $   254,203   $   152,952   $     2,962   $ 1,163,451
                                             ===========    ===========   ===========   ===========   ===========   ===========

Operating Income (Loss)(1)(2) ............   $   172,278    $   100,579   $   139,725   $    71,000   $    (3,638)  $   479,944
                                             ===========    ===========   ===========   ===========   ===========

Other Income (Expense):
   Other revenues (losses) ...............                                                                                2,658
   Administrative, selling and other .....                                                                              (53,367)
   Financing costs, net ..................                                                                              (56,457)
   Preferred interests of subsidiaries ...                                                                               (8,662)
                                                                                                                    -----------
Income Before Income Taxes ...............                                                                          $   364,116
                                                                                                                    ===========

Total Assets .............................   $ 4,100,006    $ 2,318,998   $ 1,632,287   $   948,496   $   166,161   $ 9,165,948
                                             ===========    ===========   ===========   ===========   ===========   ===========


FOR THE SIX MONTHS ENDED JUNE 30, 2001

Oil and Gas Production Revenues ..........   $   918,732    $   333,679   $   225,558   $   119,674   $        --   $ 1,597,643
                                             ===========    ===========   ===========   ===========   ===========   ===========

Operating Income (Loss)(1)(2) ............   $   568,523    $   199,951   $   148,092   $    66,851   $   (65,024)  $   918,393
                                             ===========    ===========   ===========   ===========   ===========

Other Income (Expense):
   Other revenues (losses) ...............                                                                               (2,057)
   Administrative, selling and other .....                                                                              (43,569)
   Financing costs, net ..................                                                                              (63,880)
                                                                                                                    -----------
Income Before Income Taxes ...............                                                                          $   808,887
                                                                                                                    ===========

Total Assets .............................   $ 4,279,718    $ 2,178,399   $ 1,519,549   $   861,657   $   126,070   $ 8,965,393
                                             ===========    ===========   ===========   ===========   ===========   ===========

(1) Operating income (loss) consists of oil and gas production revenues less depreciation, depletion and amortization, international impairments, lease operating costs and severance and other taxes.

(2) During the second quarter of 2001, the Company recorded a $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China. During the first quarter of 2002, the Company recorded an additional $5 million impairment ($3 million after-tax) of unproved property in Poland.


9.   NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17 "Intangible Assets". As a result of this pronouncement, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Apache had goodwill of $194 million at June 30, 2002, representing the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher and Repsol acquisitions adjusted for currency fluctuations. The initial fair-value-based goodwill impairment assessment completed by Apache upon adoption of this pronouncement did not result in an impairment. Had the principles of SFAS No. 142 been applied to prior years, goodwill amortization of $2 million ($1 million after tax) expensed during the second quarter and first half of 2001 would not have been incurred. Net income for the comparative interim period adjusted to exclude the effect of goodwill amortization would have increased diluted earnings per share by $.01 for the three months and six months ended June 30, 2001.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company's asset retirement obligations relate primarily to the dismantlement of offshore platforms. The Company expects to adopt this new standard effective January 1, 2003. The Company is currently evaluating the impact of adopting this new standard and accordingly has not quantified the impact on the consolidated financial statements.


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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                                                                        ALL OTHER
                                                                 APACHE      APACHE    SUBSIDIARIES
                                     APACHE        APACHE        FINANCE     FINANCE    OF APACHE    RECLASSIFICATIONS
                                   CORPORATION  NORTH AMERICA   AUSTRALIA    CANADA    CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                   -----------  -------------   ---------   ---------  ------------  -----------------  ------------
                                                                          (IN THOUSANDS)
REVENUES:
   Oil and gas production
     revenues ....................  $ 209,823    $         --   $     --    $      --    $ 479,157     $     (47,258)     $641,722
   Equity in net income (loss)
     of affiliates ...............    104,111           4,582      7,560       22,665       (8,751)         (130,167)           --
   Other revenues (losses) .......        (90)             --         --           --        4,141                --         4,051
                                    ---------    ------------   --------    ---------    ---------     -------------      --------
                                      313,844           4,582      7,560       22,665      474,547          (177,425)      645,773
                                    ---------    ------------   --------    ---------    ---------     -------------      --------

OPERATING EXPENSES:
   Depreciation, depletion and
     amortization ................     61,143              --         --           --      149,647                --       210,790
   International impairments .....         --              --         --           --           --                --            --
   Lease operating costs .........     49,359              --         --           --      112,090           (47,258)      114,191
   Severance and other taxes .....      8,501              --         --           17        7,293                --        15,811
   Administrative, selling and
     other .......................     23,911              --         --           --        4,104                --        28,015
   Financing costs, net ..........     20,359              --      4,513       10,218       (4,658)               --        30,432
                                    ---------    ------------   --------    ---------    ---------     -------------      --------
                                      163,273              --      4,513       10,235      268,476           (47,258)      399,239
                                    ---------    ------------   --------    ---------    ---------     -------------      --------

PREFERRED INTERESTS OF
  SUBSIDIARIES ...................         --              --         --           --        5,129                --         5,129
                                    ---------    ------------   --------    ---------    ---------     -------------      --------

INCOME (LOSS) BEFORE INCOME
  TAXES ..........................    150,571           4,582      3,047       12,430      200,942          (130,167)      241,405
   Provision (benefit) for
     income taxes ................      4,261              --     (1,535)      (4,462)      96,831                --        95,095
                                    ---------    ------------   --------    ---------    ---------     -------------      --------

NET INCOME .......................    146,310           4,582      4,582       16,892      104,111          (130,167)      146,310
   Preferred stock dividends .....      3,081              --         --           --           --                --         3,081
                                    ---------    ------------   --------    ---------    ---------     -------------      --------
INCOME ATTRIBUTABLE TO COMMON
  STOCK ..........................  $ 143,229    $      4,582   $  4,582    $  16,892    $ 104,111     $    (130,167)     $143,229
                                    =========    ============   ========    =========    =========     =============      ========


                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                                                                       ALL OTHER
                                                                                      APACHE           APACHE        SUBSIDIARIES
                                                      APACHE          APACHE          FINANCE          FINANCE         OF APACHE
                                                    CORPORATION    NORTH AMERICA     AUSTRALIA         CANADA         CORPORATION
                                                    ------------   -------------    ------------     ------------    -------------
                                                                                   (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ..............   $    394,080    $         --    $         --     $         --     $    530,076
   Equity in net income (loss) of affiliates ....         82,250           5,599           8,578           30,633           (8,735)
   Other revenues (losses) ......................         (1,031)             --              --               --            5,429
                                                    ------------    ------------    ------------     ------------     ------------
                                                         475,299           5,599           8,578           30,633          526,770
                                                    ------------    ------------    ------------     ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization .....        103,007              --              --               --          105,645
   International impairments ....................             --              --              --               --           65,000
   Lease operating costs ........................         53,444              --              --               --          176,087
   Severance and other taxes ....................         14,201              --              --               --            6,047
   Administrative, selling and other ............         20,860              --              --               --            2,333
   Financing costs, net .........................         19,574              --           4,512           10,206              336
                                                    ------------    ------------    ------------     ------------     ------------
                                                         211,086              --           4,512           10,206          355,448
                                                    ------------    ------------    ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES ...............        264,213           5,599           4,066           20,427          171,322
   Provision (benefit) for income taxes .........         58,468              --          (1,534)          (4,449)          89,072
                                                    ------------    ------------    ------------     ------------     ------------

NET INCOME ......................................        205,745           5,599           5,600           24,876           82,250
   Preferred stock dividends ....................          4,877              --              --               --               --
                                                    ------------    ------------    ------------     ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK .............   $    200,868    $      5,599    $      5,600     $     24,876     $     82,250
                                                    ============    ============    ============     ============     ============



                                                   RECLASSIFICATIONS
                                                    & ELIMINATIONS    CONSOLIDATED
                                                   -----------------  ------------
                                                             (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ..............    $   (128,111)    $    796,045
   Equity in net income (loss) of affiliates ....        (118,325)              --
   Other revenues (losses) ......................              --            4,398
                                                     ------------     ------------
                                                         (246,436)         800,443
                                                     ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization .....              --          208,652
   International impairments ....................              --           65,000
   Lease operating costs ........................        (128,111)         101,420
   Severance and other taxes ....................              --           20,248
   Administrative, selling and other ............              --           23,193
   Financing costs, net .........................              --           34,628
                                                     ------------     ------------
                                                         (128,111)         453,141
                                                     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES ...............        (118,325)         347,302
   Provision (benefit) for income taxes .........              --          141,557
                                                     ------------     ------------

NET INCOME ......................................        (118,325)         205,745
   Preferred stock dividends ....................              --            4,877
                                                     ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK .............    $   (118,325)    $    200,868
                                                     ============     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                                                                                      ALL OTHER
                                                                                     APACHE           APACHE        SUBSIDIARIES
                                                      APACHE         APACHE          FINANCE          FINANCE         OF APACHE
                                                   CORPORATION    NORTH AMERICA     AUSTRALIA         CANADA         CORPORATION
                                                   ------------   -------------    ------------     ------------     ------------
                                                                                  (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ............    $    368,751    $         --    $         --     $         --     $    881,979
   Equity in net income (loss) of affiliates ..         172,727           9,084          15,040           37,103          (17,503)
   Other revenues (losses) ....................              95              --              --               --            2,563
                                                   ------------    ------------    ------------     ------------     ------------
                                                        541,573           9,084          15,040           37,103          867,039
                                                   ------------    ------------    ------------     ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ...         114,847              --              --               --          306,982
   International impairments ..................              --              --              --               --            4,600
   Lease operating costs ......................         100,326              --              --               --          213,721
   Severance and other taxes ..................          15,133              --              --               26           15,151
   Administrative, selling and other ..........          45,386              --              --               --            7,981
   Financing costs, net .......................          36,042              --           9,025           20,447           (9,057)
                                                   ------------    ------------    ------------     ------------     ------------
                                                        311,734              --           9,025           20,473          539,378
                                                   ------------    ------------    ------------     ------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES ...........              --              --              --               --            8,662
                                                   ------------    ------------    ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES .............         229,839           9,084           6,015           16,630          318,999
   Provision (benefit) for income taxes .......           2,857              --          (3,069)          (8,926)         146,272
                                                   ------------    ------------    ------------     ------------     ------------

NET INCOME ....................................         226,982           9,084           9,084           25,556          172,727
   Preferred stock dividends ..................           7,989              --              --               --               --
                                                   ------------    ------------    ------------     ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........    $    218,993    $      9,084    $      9,084     $     25,556     $    172,727
                                                   ============    ============    ============     ============     ============



                                                    RECLASSIFICATIONS
                                                     & ELIMINATIONS    CONSOLIDATED
                                                    -----------------  ------------
                                                             (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ............       $    (87,279)    $  1,163,451
   Equity in net income (loss) of affiliates ..           (216,451)              --
   Other revenues (losses) ....................                 --            2,658
                                                      ------------     ------------
                                                          (303,730)       1,166,109
                                                      ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ...                 --          421,829
   International impairments ..................                 --            4,600
   Lease operating costs ......................            (87,279)         226,768
   Severance and other taxes ..................                 --           30,310
   Administrative, selling and other ..........                 --           53,367
   Financing costs, net .......................                 --           56,457
                                                      ------------     ------------
                                                           (87,279)         793,331
                                                      ------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES ...........                 --            8,662
                                                      ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES .............           (216,451)         364,116
   Provision (benefit) for income taxes .......                 --          137,134
                                                      ------------     ------------

NET INCOME ....................................           (216,451)         226,982
   Preferred stock dividends ..................                 --            7,989
                                                      ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........       $   (216,451)    $    218,993
                                                      ============     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                                                                      ALL OTHER
                                                                                       APACHE         APACHE         SUBSIDIARIES
                                                      APACHE           APACHE         FINANCE         FINANCE          OF APACHE
                                                   CORPORATION     NORTH AMERICA     AUSTRALIA        CANADA          CORPORATION
                                                   ------------    -------------    ------------     ------------    -------------
                                                                                  (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ............    $    943,985     $         --    $         --     $         --     $    950,602
   Equity in net income (loss) of affiliates ..         151,371            7,646          11,618           47,397          (13,455)
   Other revenues (losses) ....................            (502)              --           3,078               --           (4,633)
                                                   ------------     ------------    ------------     ------------     ------------
                                                      1,094,854            7,646          14,696           47,397          932,514
                                                   ------------     ------------    ------------     ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ...         205,828               --              --               --          175,354
   International impairments ..................              --               --              --               --           65,000
   Lease operating costs ......................         110,963               --              --               --          377,508
   Severance and other taxes ..................          32,860               --              --               --            8,681
   Administrative, selling and other ..........          38,893               --              --               --            4,676
   Financing costs, net .......................          36,958               --           9,094           16,815            1,013
                                                   ------------     ------------    ------------     ------------     ------------
                                                        425,502               --           9,094           16,815          632,232
                                                   ------------     ------------    ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES .............         669,352            7,646           5,602           30,582          300,282
   Provision (benefit) for income taxes .......         181,406               --          (2,045)          (7,331)         148,911
                                                   ------------     ------------    ------------     ------------     ------------

NET INCOME ....................................         487,946            7,646           7,647           37,913          151,371
   Preferred stock dividends ..................           9,785               --              --               --               --
                                                   ------------     ------------    ------------     ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........    $    478,161     $      7,646    $      7,647     $     37,913     $    151,371
                                                   ============     ============    ============     ============     ============



                                                 RECLASSIFICATIONS
                                                  & ELIMINATIONS       CONSOLIDATED
                                                 -----------------     ------------
                                                             (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ............     $   (296,944)    $  1,597,643
   Equity in net income (loss) of affiliates ..         (204,577)              --
   Other revenues (losses) ....................               --           (2,057)
                                                    ------------     ------------
                                                        (501,521)       1,595,586
                                                    ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ...               --          381,182
   International impairments ..................               --           65,000
   Lease operating costs ......................         (296,944)         191,527
   Severance and other taxes ..................               --           41,541
   Administrative, selling and other ..........               --           43,569
   Financing costs, net .......................               --           63,880
                                                    ------------     ------------
                                                        (296,944)         786,699
                                                    ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES .............         (204,577)         808,887
   Provision (benefit) for income taxes .......               --          320,941
                                                    ------------     ------------

NET INCOME ....................................         (204,577)         487,946
   Preferred stock dividends ..................               --            9,785
                                                    ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........     $   (204,577)    $    478,161
                                                    ============     ============

                      APACHE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                                                                              APACHE           APACHE
                                                            APACHE           APACHE           FINANCE          FINANCE
                                                          CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                          ------------    -------------     ------------     ------------
                                                                                   (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .........................................    $   (135,018)    $         --     $     (9,025)    $     (3,682)
                                                          ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ................        (120,785)              --               --               --
  Proceeds from sales of oil and gas properties ......              --               --               --               --
  Proceeds from sale of U.S. Government Agency Notes .              --               --               --               --
  Investment in subsidiaries, net ....................        (218,462)          (9,025)              --               --
  Other, net .........................................          (4,291)              --               --               --
                                                          ------------     ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES ................        (343,538)          (9,025)              --               --
                                                          ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net .......................         501,210               --               --            3,682
  Dividends paid .....................................         (37,257)              --               --               --
  Common stock activity, net .........................          15,542            9,025            9,025               --
  Treasury stock activity, net .......................           1,715               --               --               --
  Cost of debt and equity transactions ...............          (6,487)              --               --               --
                                                          ------------     ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............         474,723            9,025            9,025            3,682
                                                          ------------     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...................................          (3,833)              --               --               --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..................................           6,383               --                2               --
                                                          ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ......................................    $      2,550     $         --     $          2     $         --
                                                          ============     ============     ============     ============


                                                          ALL OTHER
                                                        SUBSIDIARIES
                                                          OF APACHE    RECLASSIFICATIONS
                                                         CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                        -------------  -----------------   ------------
                                                                        (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .........................................   $    771,810     $         --     $    624,085
                                                         ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ................       (345,125)              --         (465,910)
  Proceeds from sales of oil and gas properties ......             --               --               --
  Proceeds from sale of U.S. Government Agency Notes .         17,006               --           17,006
  Investment in subsidiaries, net ....................       (573,508)         800,995               --
  Other, net .........................................         (8,938)              --          (13,229)
                                                         ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES ................       (910,565)         800,995         (462,133)
                                                         ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net .......................        182,443         (726,446)         (39,111)
  Dividends paid .....................................             --               --          (37,257)
  Common stock activity, net .........................         56,499          (74,549)          15,542
  Treasury stock activity, net .......................             --               --            1,715
  Cost of debt and equity transactions ...............             --               --           (6,487)
                                                         ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............        238,942         (800,995)         (65,598)
                                                         ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...................................        100,187               --           96,354

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..................................         29,240               --           35,625
                                                         ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ......................................   $    129,427     $         --     $    131,979
                                                         ============     ============     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                                                                          APACHE           APACHE
                                                         APACHE          APACHE           FINANCE          FINANCE
                                                      CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                      ------------    -------------     ------------     ------------
                                                                               (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................    $    838,619     $         --     $     (1,550)    $        (14)
                                                      ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............        (372,520)              --               --               --
  Acquisitions ...................................              --               --               --               --
  Proceeds from sales of oil and gas properties ..         108,458               --               --               --
  Investment in subsidiaries, net ................        (987,497)          (5,568)          (5,568)        (250,724)
  Other, net .....................................          (8,472)              --               --               --
                                                      ------------     ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES ............      (1,260,031)          (5,568)          (5,568)        (250,724)
                                                      ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net ...................         530,072               --            1,552          250,738
  Dividends paid .................................          (9,778)              --               --               --
  Common stock activity, net .....................           7,125            5,568            5,568               --
  Treasury stock activity, net ...................         (16,006)              --               --               --
  Cost of debt and equity transactions ...........          (1,181)              --               --               --
                                                      ------------     ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........         510,232            5,568            7,120          250,738
                                                      ------------     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................          88,820               --                2               --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................           5,257               --               --               --
                                                      ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................    $     94,077     $         --     $          2     $         --
                                                      ============     ============     ============     ============


                                                       ALL OTHER
                                                      SUBSIDIARIES
                                                        OF APACHE     RECLASSIFICATIONS
                                                       CORPORATION      & ELIMINATIONS    CONSOLIDATED
                                                      ------------    -----------------   ------------
                                                                       (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................    $    253,024     $           --     $  1,090,079
                                                      ------------     --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............        (305,549)                --         (678,069)
  Acquisitions ...................................        (911,951)                --         (911,951)
  Proceeds from sales of oil and gas properties ..         130,257                 --          238,715
  Investment in subsidiaries, net ................        (256,292)         1,505,649               --
  Other, net .....................................         (37,980)                --          (46,452)
                                                      ------------     --------------     ------------
NET CASH USED IN INVESTING ACTIVITIES ............      (1,381,515)         1,505,649       (1,397,757)
                                                      ------------     --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net ...................         614,183           (976,877)         419,668
  Dividends paid .................................              --                 --           (9,778)
  Common stock activity, net .....................         517,636           (528,772)           7,125
  Treasury stock activity, net ...................              --                 --          (16,006)
  Cost of debt and equity transactions ...........              --                 --           (1,181)
                                                      ------------     --------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........       1,131,819         (1,505,649)         399,828
                                                      ------------     --------------     ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................           3,328                 --           92,150

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................          31,916                 --           37,173
                                                      ------------     --------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................    $     35,244     $           --     $    129,323
                                                      ============     ==============     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002


                                                                                                                        ALL OTHER
                                                                                       APACHE           APACHE         SUBSIDIARIES
                                                       APACHE         APACHE           FINANCE          FINANCE        OF APACHE
                                                    CORPORATION    NORTH AMERICA      AUSTRALIA         CANADA         CORPORATION
                                                    ------------   -------------     ------------     ------------     ------------
                                                                                           (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................    $      2,550    $         --     $          2     $         --     $    129,427
  Receivables ..................................          84,520              --               --               --          345,315
  Inventories ..................................          17,699              --               --               --           88,375
  Advances to oil and gas ventures and others ..          26,946              --               --               --           40,234
  Short-term investments .......................              --              --               --               --           85,364
                                                    ------------    ------------     ------------     ------------     ------------
                                                         131,715              --                2               --          688,715
                                                    ------------    ------------     ------------     ------------     ------------

PROPERTY AND EQUIPMENT, NET ....................       3,088,782              --               --               --        5,023,101
                                                    ------------    ------------     ------------     ------------     ------------

OTHER ASSETS:
  Intercompany receivable, net .................       1,488,648              --              (25)        (254,707)      (1,233,916)
  Goodwill, net ................................              --              --               --               --          193,792
  Equity in affiliates .........................       2,734,228         206,945          470,080        1,149,190         (810,210)
  Deferred charges and other ...................          33,283              --               --            2,518            4,040
                                                    ------------    ------------     ------------     ------------     ------------
                                                    $  7,476,656    $    206,945     $    470,057     $    897,001     $  3,865,522
                                                    ============    ============     ============     ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................    $     91,338    $         --     $         --     $         --     $    133,278
  Other accrued expenses .......................         113,308              --              343           (2,214)         136,285
                                                    ------------    ------------     ------------     ------------     ------------
                                                         204,646              --              343           (2,214)         269,563
                                                    ------------    ------------     ------------     ------------     ------------
LONG-TERM DEBT .................................       1,571,582              --          268,704          297,003           67,957
                                                    ------------    ------------     ------------     ------------     ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .................................         704,913              --           (5,935)              97          342,223
  Advances from gas purchasers .................         132,748              --               --               --               --
  Other ........................................         161,013              --               --               --           15,534
                                                    ------------    ------------     ------------     ------------     ------------
                                                         998,674              --           (5,935)              97          357,757
                                                    ------------    ------------     ------------     ------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES ............              --              --               --               --          436,017

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...........................       4,701,754         206,945          206,945          602,115        2,734,228
                                                    ------------    ------------     ------------     ------------     ------------
                                                    $  7,476,656    $    206,945     $    470,057     $    897,001     $  3,865,522
                                                    ============    ============     ============     ============     ============



                                                     RECLASSIFICATIONS
                                                      & ELIMINATIONS      CONSOLIDATED
                                                     -----------------    ------------
                                                               (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................       $           --     $    131,979
  Receivables ..................................                   --          429,835
  Inventories ..................................                   --          106,074
  Advances to oil and gas ventures and others ..                   --           67,180
  Short-term investments .......................                   --           85,364
                                                       --------------     ------------
                                                                   --          820,432
                                                       --------------     ------------

PROPERTY AND EQUIPMENT, NET ....................                   --        8,111,883
                                                       --------------     ------------

OTHER ASSETS:
  Intercompany receivable, net .................                   --               --
  Goodwill, net ................................                   --          193,792
  Equity in affiliates .........................           (3,750,233)              --
  Deferred charges and other ...................                   --           39,841
                                                       --------------     ------------
                                                       $   (3,750,233)    $  9,165,948
                                                       ==============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................       $           --     $    224,616
  Other accrued expenses .......................                   --          247,722
                                                       --------------     ------------
                                                                   --          472,338
                                                       --------------     ------------
LONG-TERM DEBT .................................                   --        2,205,246
                                                       --------------     ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .................................                   --        1,041,298
  Advances from gas purchasers .................                   --          132,748
  Other ........................................                   --          176,547
                                                       --------------     ------------
                                                                   --        1,350,593
                                                       --------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES ............                   --          436,017

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...........................           (3,750,233)       4,701,754
                                                       --------------     ------------
                                                       $   (3,750,233)    $  9,165,948
                                                       ==============     ============


                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001


                                                                                                                        ALL OTHER
                                                                                       APACHE          APACHE          SUBSIDIARIES
                                                       APACHE         APACHE           FINANCE         FINANCE          OF APACHE
                                                    CORPORATION    NORTH AMERICA      AUSTRALIA        CANADA          CORPORATION
                                                    ------------   -------------     ------------     ------------     ------------
                                                                                    (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................    $      6,383    $         --     $          2     $         --     $     29,240
  Receivables ..................................          94,881              --               --               --          309,912
  Inventories ..................................          17,024              --               --               --           85,512
  Advances to oil and gas ventures and others ..          24,644              --               --               --           27,201
  Short-term investments .......................              --              --               --               --          102,950
                                                    ------------    ------------     ------------     ------------     ------------
                                                         142,932              --                2               --          554,815
                                                    ------------    ------------     ------------     ------------     ------------

PROPERTY AND EQUIPMENT, NET ....................       3,098,485              --               --               --        4,914,587
                                                    ------------    ------------     ------------     ------------     ------------

OTHER ASSETS:
  Intercompany receivable, net .................       1,426,455              --              (25)        (251,025)      (1,175,405)
  Goodwill, net ................................              --              --               --               --          188,812
  Equity in affiliates .........................       2,566,969         188,925          455,039        1,082,328         (812,827)
  Deferred charges and other ...................          27,688              --               --            2,564            3,771
                                                    ------------    ------------     ------------     ------------     ------------
                                                    $  7,262,529    $    188,925     $    455,016     $    833,867     $  3,673,753
                                                    ============    ============     ============     ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................    $     75,164    $         --     $         --     $         --     $    104,614
  Other accrued expenses .......................         165,858              --            2,599            1,246          172,977
                                                    ------------    ------------     ------------     ------------     ------------
                                                         241,022              --            2,599            1,246          277,591
                                                    ------------    ------------     ------------     ------------     ------------

LONG-TERM DEBT .................................       1,605,201              --          268,615          296,988           73,553
                                                    ------------    ------------     ------------     ------------     ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .................................         696,441              --           (5,123)              18          300,387
  Advances from gas purchasers .................         140,027              --               --               --               --
  Other ........................................         161,355              --               --               --           14,570
                                                    ------------    ------------     ------------     ------------     ------------
                                                         997,823              --           (5,123)              18          314,957
                                                    ------------    ------------     ------------     ------------     ------------
PREFERRED INTERESTS OF SUBSIDIARIES ............              --              --               --               --          440,683
                                                    ------------    ------------     ------------     ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...........................       4,418,483         188,925          188,925          535,615        2,566,969
                                                    ------------    ------------     ------------     ------------     ------------
                                                    $  7,262,529    $    188,925     $    455,016     $    833,867     $  3,673,753
                                                    ============    ============     ============     ============     ============



                                                    RECLASSIFICATIONS
                                                     & ELIMINATIONS     CONSOLIDATED
                                                    -----------------    ------------
                                                               (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................      $           --     $     35,625
  Receivables ..................................                  --          404,793
  Inventories ..................................                  --          102,536
  Advances to oil and gas ventures and others ..                  --           51,845
  Short-term investments .......................                  --          102,950
                                                      --------------     ------------
                                                                  --          697,749
                                                      --------------     ------------

PROPERTY AND EQUIPMENT, NET ....................                  --        8,013,072
                                                      --------------     ------------

OTHER ASSETS:
  Intercompany receivable, net .................                  --               --
  Goodwill, net ................................                  --          188,812
  Equity in affiliates .........................          (3,480,434)              --
  Deferred charges and other ...................                  --           34,023
                                                      --------------     ------------
                                                      $   (3,480,434)    $  8,933,656
                                                      ==============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................      $           --     $    179,778
  Other accrued expenses .......................                  --          342,680
                                                      --------------     ------------
                                                                  --          522,458
                                                      --------------     ------------

LONG-TERM DEBT .................................                  --        2,244,357
                                                      --------------     ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .................................                  --          991,723
  Advances from gas purchasers .................                  --          140,027
  Other ........................................                  --          175,925
                                                      --------------     ------------
                                                                  --        1,307,675
                                                      --------------     ------------
PREFERRED INTERESTS OF SUBSIDIARIES ............                  --          440,683
                                                      --------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...........................          (3,480,434)       4,418,483
                                                      --------------     ------------
                                                      $   (3,480,434)    $  8,933,656
                                                      ==============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Both second-quarter and year-to-date results were solid despite lower prices for both natural gas and oil, relative to the prior-year periods. For the quarter, we generated income attributable to common stock of $143 million ($1.00 per diluted share) and cash from operating activities of $419 million. For the first six months, income attributable to common stock was $219 million, while cash from operating activities came in at $624 million.

     Due to Apache's decision to pay down debt by selling properties in the second half of 2001 and to curtail capital expenditures in the first half of 2002, our second-quarter natural gas production of 1.1 billion cubic feet per day (Bcf/d) was seven percent lower than the second quarter of 2001. Australia and Egypt's daily production both increased four percent, while North America experienced a 10 percent decline in production. For the six-month period, gas production averaged 1.1 Bcf/d, one percent higher than the comparable 2001 period, with Canada, Egypt and Australia seeing 25 percent, 40 percent and five percent production gains, respectively. Production in the U.S. declined 15 percent due to property sales and natural depletion.

     Second-quarter oil production of 151,480 barrels of oil per day (b/d) was two percent lower than the prior year. Australia's oil production increased 25 percent, while North American production declined 11 percent. Egypt saw marginal improvement in the second quarter relative to last year. First-half daily oil production was 12 percent higher than the prior year with production increases in Australia (up 60 percent) and Egypt (up 27 percent) offsetting a five percent decline in North America.

     Our second-quarter drilling program resulted in five discoveries in Egypt, including two deepwater discoveries on our West Mediterranean concession, our first venture into the deepwater arena. Year-to-date, we have made eight discoveries in Egypt, 12 worldwide. In June, production commenced from our Gibson and South Plato fields located in the Carnarvon Basin, offshore Northwest Australia.

     On June 3, 2002, we entered into a new $1.5 billion global credit facility to replace our existing global and 364-day credit facility. As a result, we have considerable liquidity, which together with our low debt-to-capitalization gives us tremendous financial flexibility going forward. At quarter-end, our debt, including preferred interest of subsidiaries and net of cash equivalents and investments in U.S. government securities, was 34.4 percent of total capitalization, which is a true indication of the strength of our balance sheet.

     On May 15, 2002, we completed the mandatory conversion of our Series C Preferred stock into approximately 6.2 million common shares. Beginning in the third quarter, the quarterly impact will increase Net Income Available to Common Stock by approximately $3.5 million. After consideration of the common dividends on the additional shares issued, this economic impact will be reduced by approximately $.6 million per quarter.

     While our second-quarter earnings were down 29 percent from the 2001 quarter, they nearly doubled first-quarter 2002 earnings on strengthening oil and natural gas prices. Cash from operating activities was up $218 million (106 percent) to the first quarter.

RESULTS OF OPERATIONS

Revenues

     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                              FOR THE QUARTER ENDED JUNE 30,         FOR THE SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------     ------------------------------------
                                                                      INCREASE                                 INCREASE
                                              2002         2001      (DECREASE)        2002         2001      (DECREASE)
                                           ----------   ----------   ----------     ----------   ----------   ----------

Revenues (in thousands):
   Natural gas .........................   $  290,031   $  425,954          (32)%   $  509,484   $  928,546          (45)%
   Oil .................................      340,230      355,310           (4)%      633,236      637,560           (1)%
   Natural gas liquids .................       11,461       14,781          (22)%       20,731       31,537          (34)%
                                           ----------   ----------                  ----------   ----------

       Total ...........................   $  641,722   $  796,045          (19)%   $1,163,451   $1,597,643          (27)%
                                           ==========   ==========                  ==========   ==========

Natural Gas Volume - Mcf per day:
   United States .......................      514,740      604,582          (15)%      527,516      620,475          (15)%
   Canada ..............................      321,641      328,299           (2)%      318,169      255,550           25%
   Egypt ...............................      118,101      113,616            4%       117,815       84,179           40%
   Australia ...........................      126,670      121,266            4%       123,675      118,010            5%
   Argentina ...........................        8,607           --           --          6,244           --           --
                                           ----------   ----------                  ----------   ----------

       Total ...........................    1,089,759    1,167,763           (7)%    1,093,419    1,078,214            1%
                                           ==========   ==========                  ==========   ==========

Average Natural Gas price - Per Mcf:
   United States .......................   $     3.26   $     4.46          (27)%   $     2.77   $     5.56          (50)%
   Canada ..............................         2.84         4.23          (33)%         2.52         4.72          (47)%
   Egypt ...............................         3.63         3.99           (9)%         3.34         3.89          (14)%
   Australia ...........................         1.31         1.19           10%          1.27         1.22            4%
   Argentina ...........................          .38           --           --            .46           --           --
       Total ...........................         2.92         4.01          (27)%         2.57         4.76          (46)%

Oil Volume - Barrels per day:
   United States .......................       54,462       58,197           (6)%       55,142       58,962           (6)%
   Canada ..............................       24,965       31,069          (20)%       25,150       25,615           (2)%
   Egypt ...............................       43,945       43,379            1%        44,161       34,722           27%
   Australia ...........................       27,515       22,073           25%        30,213       18,899           60%
   Argentina ...........................          593           --           --            631           --           --
                                           ----------   ----------                  ----------   ----------

       Total ...........................      151,480      154,718           (2)%      155,297      138,198           12%
                                           ==========   ==========                  ==========   ==========

Average Oil price - Per barrel:
   United States .......................   $    25.38   $    25.49            0%    $    22.92   $    26.44          (13)%
   Canada ..............................        23.03        19.64           17%         20.78        20.58            1%
   Egypt ...............................        24.36        27.24          (11)%        22.89        26.47          (14)%
   Australia ...........................        25.34        28.50          (11)%        22.77        27.36          (17)%
   Argentina ...........................        22.87           --           --          21.39           --           --
       Total ...........................        24.68        25.24           (2)%        22.53        25.49          (12)%

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
     United States .....................        6,869        7,871          (13)%        6,882        7,734          (11)%
     Canada ............................        1,614          860           88%         1,487        1,052           41%
                                           ----------   ----------                  ----------   ----------

       Total ...........................        8,483        8,731           (3)%        8,369        8,786           (5)%
                                           ==========   ==========                  ==========   ==========

Average NGL Price - Per barrel:
     United States .....................   $    15.50   $    18.66          (17)%   $    14.15   $    19.33          (27)%
     Canada ............................        12.05        18.06          (33)%        11.55        23.49          (51)%
       Total ...........................        14.85        18.60          (20)%        13.69        19.83          (31)%

Natural Gas Revenues

     Our natural gas production decreased by 78 million cubic feet per day (MMcf/d), or seven percent, in the second quarter 2002 compared to the same period last year, reducing our natural gas revenues by $21 million, while natural gas prices declined $1.09 per thousand cubic feet (Mcf) (27 percent) reducing natural gas revenues an additional $115 million. The decline in second-quarter gas production relative to 2001 occurred primarily in the U.S. (89.8 MMcf/d) due to natural decline, a reflection of our decision to reduce capital expenditures, downtime in our Offshore region and property sales in the second half of 2001.

     Approximately 11 percent of our second-quarter 2002 and 2001 domestic natural gas production is subject to long-term fixed-price physical contracts. These contracts reduced our 2002 and 2001 worldwide realized price by $.03 per Mcf and $.16 per Mcf, respectively. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company closed all of its derivative positions during October and November 2001. The amortization of the unwind of the Company's derivative positions, discussed in Note 3, increased gas prices by $.06 per Mcf during the second quarter of 2002. During the second quarter of 2001, the net result of derivative instruments increased the Company's realized gas price by $.07 per Mcf.

     Our natural gas production increased 15.2 MMcf/d (one percent) in the first half of 2002, contributing $7 million to our natural gas revenues, while natural gas prices declined $2.19 per Mcf (46 percent) reducing natural gas revenues by $426 million. First-half production rates in the U.S. declined 93.0 MMcf/d for the reasons discussed above. Production gains in Canada (62.6 MMcf/d) and Egypt (33.6 MMcf/d) resulted from acquisitions and subsequent drilling activity on properties acquired in late March 2001 and successful drilling results at Ladyfern field in Canada.

     Approximately 11 percent of our first-half 2002 and 2001 domestic natural gas production is subject to long-term fixed-price physical contracts. These contracts did not impact our 2002 worldwide realized price and reduced our 2001 worldwide realized price by $.26 per Mcf. The amortization of the unwind of the Company's derivative positions, discussed in Note 3, increased worldwide gas prices by $.07 per Mcf during the first half of 2002. During the first half of 2001, the net result of derivative instruments impacted the Company's realized gas price by a negative $.03 per Mcf.

Crude Oil Revenues

     Oil production decreased 3,238 b/d (two percent) in the second quarter 2002 compared to the same period last year, reducing our oil sales by $7 million, while oil prices declined $.56 per barrel (two percent), reducing oil sales by an additional $8 million. Australia's 5,442 b/d increase was more than offset by a 6,104 b/d decline in Canada and a 3,735 b/d decline in the U.S. The increase in Australia was primarily due to completion of three development projects, Legendre (May 2001), Simpson (late November 2001) and Gibson/South Plato (June
2001). Production declines at Stag due to encroaching water and mechanical issues at Gipsy/North Gipsy, partially offset the increases in Australia. North America's second-quarter comparative decline (9,839 b/d) was due to disposition of heavy oil properties in Canada, and the natural decline and mechanical issues in the U.S. discussed above.

     As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company closed all of its derivative positions during October and November 2001. The amortization of the unwind of the Company's derivative positions, discussed in Note 3, increased oil prices by $.08 per barrel during the second quarter of 2002. During the second quarter of 2001, realized losses from hedging positions negatively impacted the Company's realized oil price by $.53 per barrel.

     Oil production in the first half of 2002 increased 17,099 b/d (12 percent), contributing $70 million to oil sales, while oil prices declined $2.96 per barrel (12 percent), reducing oil sales by $74 million. Australia's production increased 11,314 b/d due to the reasons noted above. Egypt's production increased 9,439 b/d related to the acquisition and subsequent drilling activity on properties we acquired late in the first quarter of 2001. North America's year-to-date comparative decline (4,285 b/d) was due to the factors noted above.

     The amortization of the unwind of the Company's derivative positions, discussed in Note 3, increased oil prices by $.08 per barrel during the first half of 2002. During the first half of 2001, realized losses from hedging positions negatively impacted the Company's realized oil price by a negative $.62 per barrel.

Operating Expenses

     The table below presents a detail of our expenses.

                                                         FOR THE QUARTER ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------    --------------------------------
                                                             2002             2001             2002             2001
                                                         ------------     ------------     ------------     ------------
                                                                                  (In millions)
Depreciation, depletion and amortization (DD&A):
  Oil and gas property and equipment ...............     $        196     $        193     $        393     $        354
  Other assets .....................................               15               16               29               27
International impairments ..........................               --               65                5               65
Lease operating costs (LOE) ........................              114              101              227              191
Severance and other taxes ..........................               16               20               30               42
General and administrative expense (G&A) ...........               28               23               53               44
Financing costs, net ...............................               30               35               56               64
                                                         ------------     ------------     ------------     ------------

       Total .......................................     $        399     $        453     $        793     $        787
                                                         ============     ============     ============     ============


Depreciation, Depletion and Amortization

     Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs. On an equivalent barrel basis, full-cost DD&A expense increased $.38 per barrel of oil equivalent (boe), from $5.92 per boe in the second quarter of 2001 to $6.30 per boe in 2002. This increase was primarily due to negative revisions for uneconomic reserves driven by lower commodity prices (primarily gas) from second quarter 2001. Increases in service costs, which resulted in higher drilling and finding costs in the U.S., plus transfers of unevaluated costs to the full-cost pool also contributed to the increase in rates. The DD&A rate for the U.S. increased $.51 per boe from $6.59 per boe, to $7.10 per boe. U.S. DD&A accounts for almost half of the Company's full-cost DD&A expense. For the first six months, our full-cost DD&A expense increased $.28 per boe from $5.99 per boe to $6.27 per boe for the reasons discussed above.

Impairments

     During the second quarter of 2001, the Company recorded a $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China.

     During the first quarter of 2002, the Company recorded a $5 million impairment ($3 million after tax) of unproved property costs in Poland. No impairment was recorded in the second quarter. At June 30, 2002, Apache had $28 million in unproved property costs remaining in Poland. The Company will continue to evaluate its operations, which may result in additional impairments during the remainder of 2002.

Lease Operating Costs

     LOE increased $13 million when compared to the second quarter of 2001. Workover activity increased in all countries, accounting for $10 million of the increase. The remaining increase is attributable to higher service costs and the additional operating costs related to the three development projects brought online in Australia over the past year. On an equivalent barrel basis, LOE increased $.56 per boe to $3.67. Seventy-three percent of the increase on a boe basis is attributable to the increase in absolute costs while the remaining increase is the result of lower production.

     LOE increased $35 million (18 percent) in the first half of 2002 for the reasons discussed above and the additional costs related to Canadian and Egyptian properties acquired late in the first quarter 2001. On an equivalent barrel basis, LOE increased $.38 (12 percent) to $3.62. The increase in absolute costs was partially offset by increased production.

Severance and Other Taxes

     Severance and other taxes, which generally are based on a percentage of oil and gas production revenues, decreased $4 million in the second quarter of 2002 when compared to the year-earlier period. The decrease was primarily due to a decline in U.S. oil and gas production revenues which were partially offset by an increase in

Australian oil and gas production revenues. Severance and other taxes decreased $11 million in the first half of 2002 due to the lower U.S. oil and gas production revenues discussed above.

Administrative, Selling and Other Expenses

     G&A expense in the second quarter of 2002 increased from the year-ago period by $.19 per boe ($5 million) to $.90 per boe. Seventy-nine percent or $.15 per boe of the increase came from non-recurring expenses including employee separation costs, legal fees and litigation related costs and higher medical costs. Higher insurance costs also impacted the rate. The remaining $.04 per boe resulted from lower production. For the six-month period, G&A expenses increased $.11 per boe ($10 million) to $.85 per boe for the reasons stated above and costs related to amendments to our stock option plans affecting certain retiring employees.

Financing Costs, Net

     Net financing costs for the second quarter of 2002 decreased $4 million (12 percent) from the prior-year quarter primarily due to lower gross interest expense. Gross interest expense decreased $8 million due to lower average outstanding debt, while capitalized interest decreased $3 million due to a lower unproved property balance. Had financing costs included preferred interests in subsidiaries, they would have been flat compared to the second quarter of 2001.

     For the first half of 2002, net financing costs decreased 12 percent. Gross interest decreased $16 million due to a lower average effective rate and lower average outstanding debt, while capitalized interest decreased $8 million due to a lower unproved property balance offset by a lower average interest rate. Had financing costs included preferred interests of subsidiaries, they would have been flat to the comparable 2001 period.


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

OIL AND GAS CAPITAL EXPENDITURES

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------------
                                                                          2002             2001
                                                                      ------------     ------------
                                                                             (In thousands)
Exploration and development:
    United States ...............................................     $    129,594     $    430,453
    Canada ......................................................          123,639          194,766
    Egypt .......................................................           64,722           50,621
    Australia ...................................................           42,522           41,023
    Other International* ........................................           11,335            4,072
                                                                      ------------     ------------

                                                                      $    371,812     $    720,935
                                                                      ============     ============

Capitalized Interest ............................................     $     20,464     $     28,868
                                                                      ============     ============

Gas gathering, transmission and processing facilities ...........     $     19,527     $      5,950
                                                                      ============     ============

Acquisitions:
    Oil and gas properties ......................................     $      4,253     $    762,721
    Gas gathering, transmission and processing facilities .......               --          129,000
    Goodwill ....................................................               --          197,200
                                                                      ------------     ------------

                                                                      $      4,253     $  1,088,921
                                                                      ============     ============

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

     In March 2001, Apache also completed the acquisition of certain subsidiaries of Fletcher for approximately $465 million in cash and 1.8 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $55.49 per share), subject to normal post closing adjustments. The transaction included properties located primarily in Canada's Western Sedimentary Basin. Estimated proved reserves totaled 120.8 MMboe as of the acquisition date. Apache assumed a liability of $103 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.

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

Net Cash Provided by Operating Activities

     Apache's net cash provided by operating activities during the first half of 2002 totaled $624 million, a decrease of 43 percent from $1.1 billion in the first half of 2001. This decrease was due to lower oil and gas revenues as a result of lower realized oil and gas prices as compared to last year, and to a lesser extent, the impact of increases in LOE.

Preferred Interest of Subsidiaries

     During 2001, several of our subsidiaries issued a total of $443 million ($441 million, net of issuance costs) of preferred stock and limited partner interests to unrelated institutional investors. We pay a weighted average return to the investors of 123 basis points above the prevailing LIBOR interest rate. These subsidiaries are consolidated in the accompanying financial statements. For the first half of 2002, the subsidiaries paid $9 million to investors, which is reflected as Preferred Interest of Subsidiaries on the Statement of Consolidated Operations.

Debt

     In April 2002, the Company issued $400 million principal amount, $397 million net of discount, of senior unsecured 6.25-percent notes maturing on April 15, 2012. The notes are redeemable, as a whole or in part, at our option, subject to a make-whole premium. The proceeds were used to repay a portion of the Company's outstanding commercial paper and for general corporate purposes.

     On June 3, 2002, Apache entered into a new $1.5 billion global credit facility to replace its existing global and 364-day credit facilities. The new global credit facility consists of four separate bank facilities: a $750 million 364-day facility in the United States; a $450 million five-year facility in the United States; a $150 million five-year facility in Australia; and a $150 million five-year facility in Canada. The financial covenants of the global credit facility require the company to: (i) maintain a consolidated tangible net worth, as defined, of at least $2.1 billion as of June 30, 2002, adjusted for subsequent earnings, (ii) maintain an aggregate book value for assets of Apache and certain subsidiaries, as defined, on an unconsolidated basis of at least $2 billion as of June 30, 2002, and (iii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The Company was in compliance with all financial covenants at June 30, 2002.

     The five-year facilities are scheduled to mature on June 3, 2007 and the 364-day facility is scheduled to mature on June 1, 2003. The 364-day facility allows the Company to convert outstanding revolving loans at maturity into one-year term loans. The Company may request extensions of the maturity dates subject to approval of the lenders. At the Company's option, the interest rate is based on (i) the greater of (a) The JPMorgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent, (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating, or (iii) in the case of the U.S. $450 million five-year facility, a margin that is determined by competitive bids from participating banks. At June 30, 2002, the margin over LIBOR for committed loans was .30 percent on the five-year facilities and .32 percent on the 364-day facility. If the total amount of the loans borrowed under all of the facilities equals or exceeds 33 percent of the total facility commitments, then an additional .125 percent will be added to the margins over LIBOR. The Company also pays a quarterly facility fee of .10 percent on the total amount of each of the five-year facilities and ..08 percent on the total amount of the 364-day facility. The facility fees vary based upon the Company's senior long-term debt rating.

     The $450 million U.S. five-year facility and the $750 million U.S. 364-day credit facility are used to support Apache's commercial paper program. The available borrowing capacity under the global credit facility at June 30, 2002 was $1.18 billion.

LIQUIDITY

     The Company had $132 million in cash and cash equivalents on hand at June 30, 2002, an increase of $96 million from December 31, 2001. Apache's ratio of current assets to current liabilities at June 30, 2002 was 1.74 compared to 1.34 at December 31, 2001.

     The Company had $85 million in short-term securities (U.S. Government Agency Notes) at June 30, 2002, which will be available to reduce long-term debt.

     Apache believes that cash on hand, net cash generated from operations, short-term investments and unused committed borrowing capacity under its global credit facility will be adequate to satisfy the Company's financial obligations to meet future liquidity needs for the foreseeable future. As of June 30, 2002, Apache's available borrowing capacity under its global credit facility was $1.18 billion.

FUTURE TRENDS

     Apache's objective is to build a company of lasting value by pursuing profitable growth thru a combination of drilling and acquisitions. Our investment decisions are subjected to strict rate of return criteria and generally fall in the categories identified below, depending on which phase of the price and cost cycle we may be in. Those categories include:

          -    exploiting our existing property base;

          -    acquiring properties to which we can add value; and

          -    drilling high potential exploration prospects.

Exploiting Existing Asset Base

     Apache seeks to maximize the value of our existing asset base by increasing production and reserves while reducing operating costs per unit. In order to achieve these objectives, we rigorously pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions completed over the last few years, Apache has an abundant inventory of exploitation opportunities.

Acquiring Properties to Which We Can Add Incremental Value

     Apache seeks to purchase reserves at appropriate prices by generally avoiding auction processes where we are competing against other buyers and timing our acquisitions to avoid the peak of the price cycle. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. Recently inflated acquisition prices have caused Apache to sideline its acquisition activities until appropriate opportunities arise to earn adequate returns on acquired properties.

Investing in High-Potential Exploration Prospects

     Apache seeks to concentrate our exploratory investments in a select number of international areas and to become one of the dominant operators in those regions. We believe that these investments, although higher-risk, offer potential for attractive investment returns and significant reserve additions. Our international investments and exploration activities are a significant component of our long-term growth strategy. They complement our North American operations, which are more development oriented.

     As we entered 2002, natural gas prices were extremely volatile and the impact of the September 11th attacks on an already faltering economy had created tremendous uncertainty over demand for oil and gas. In order to maximize Apache's financial flexibility and preserve our "A-ratings", we curtailed our capital expenditure plans by over half from prior year levels in favor of reducing debt. At the half-way point in the year, a combination of debt reduction and strong earnings has reduced our debt as a percentage of capitalization from 36.9 percent at year end to 34.4 percent. We have, therefore, elected to increase our capital expenditures during the second half of 2002. Annual capital expenditures are projected to exceed our original 2002 plan level of $600 million.

     Because of recent volatility in commodity prices, the current state of our economy, the dynamism of our industry, and Apache's history of acting opportunistically, we do not believe that it is in the best interests of our shareholders at this time to project our capital expenditures, which might change rapidly as events unfold, or to forecast the production that might result. We have, therefore, not been providing such projections or forecasts and will not do so here, although we may discuss anticipated capital expenditures in the future if we believe changed circumstances allow us to do so with greater accuracy and reliability.

     The above having been said, given stronger than anticipated oil and gas prices and financial results in the first half of the year, we have increased our drilling budget, which we believe, based on our current outlook for drilling costs and opportunities, puts us in a position to achieve year-over-year production growth.

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

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 2, 2002. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

           Out of a total of 137,359,148 shares of the Company's common stock outstanding and entitled to vote, 117,772,651 shares were present at the meeting in person or by proxy, representing 85.7 percent. Matters voted upon at the meeting were as follows:

               Election of four directors to serve on the Company's board of directors. Mr. Farris, Mr. Ferlic, Mr. Frazier and Mr. Kocur were elected to serve until the annual meeting in 2005. The vote tabulation with respect to each nominee was as follows:

                                                                                             AUTHORITY
                                     NOMINEE                           FOR                    WITHHELD
                             -------------------------            ---------------           -------------
                             G. Steven Farris                        116,659,013               1,113,638
                             Randolph M. Ferlic                      116,663,698               1,108,953
                             A. D. Frazier, Jr.                      111,363,773               6,408,878
                             John A. Kocur                           115,966,122               1,806,529


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1  -  Apache Corporation Deferred Delivery Plan, as
                           amended and restated July 17, 2002.

                  10.2  -  Form of Credit Agreement, dated as of June 3, 2002, among Apache, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, Citibank, N.A., as Global Documentation Agent, Bank of America, N.A. and Wachovia Bank, National Association, as U.S. Co-Syndication Agents, and Citibank, N.A. and Union Bank of California, N.A., as U.S. Co-Documentation Agents (excluding exhibits and schedules).

                  10.3  -  Form of 364-Day Credit Agreement, dated as of June
                           3, 2002, among Apache, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, Citibank, N.A., as Global Documentation Agent, Bank of America, N.A. and BNP Paribas, as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New York Branch, and Societe Generale, as 364-Day Co-Documentation Agents (excluding exhibits and schedules).

                  10.4  -  Form of Credit Agreement, dated as of June 3, 2002, among Apache Canada Ltd, a wholly-owned subsidiary of Apache, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, Citibank, N.A., as Global Documentation Agent, Royal Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia and The Toronto-Dominion Bank, as Canadian Co-Syndication Agents, and BNP Paribas (Canada) and Bayerische Landesbank Girozentrale, as Canadian Co-Documentation Agents (excluding exhibits and schedules).

                  10.5  -  Form of Credit Agreement, dated as of June 3, 2002, among Apache Energy Limited, a wholly-owned subsidiary of Apache, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, Citibank, N.A., as Global Documentation Agent, Citisecurities Limited, as Australian Administrative Agent, Bank of America, N.A., Sydney Branch, and Deutsche Bank AG, Sydney Branch, as Australian Co-Syndication Agents, and Royal Bank of Canada and Bank One, NA, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules).

                  10.6  -  Form of Guaranty, dated as of June 3, 2002, made by
                           Apache Corporation and related to the Canadian Credit Agreement.

                  10.7  -  Form of Guaranty, dated as of June 3, 2002, made by
                           Apache Corporation and related to the Australian Credit Agreement.

                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

                  99.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.

                  99.2  -  Statement Under Oath of Principal Executive Officer
                           of Apache Corporation Regarding Facts and
                           Circumstances Relating to Exchange Act Filings, dated August 12, 2002.

                  99.3  -  Statement Under Oath of Principal Financial Officer
                           of Apache Corporation Regarding Facts and
                           Circumstances Relating to Exchange Act Filings, dated August 12, 2002.

         (b)      Reports filed on Form 8-K

                  The following current report on Form 8-K was filed by Apache during the fiscal quarter ended June 30, 2002:

                  Item 5 - Other Events - dated April 8, 2002, filed April 11, 2002.

                  Offering to the public of $400 million principal amount of Apache's 6 1/4% Notes due 2012, issuable under an indenture dated February 16, 1996, and supplemented November 5, 1996, and registered pursuant to Apache's Registration Statement on Form S-3 (File No. 333-57785).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  APACHE CORPORATION



Dated:    August 13, 2002         /s/ Roger B. Plank
                                  ----------------------------------------
                                  Roger B. Plank
                                  Executive Vice President and
                                  Chief Financial Officer



Dated:    August 13, 2002         /s/ Thomas L. Mitchell
                                  ----------------------------------------
                                  Thomas L. Mitchell
                                  Vice President and Controller
                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX


                  10.1  -  Apache Corporation Deferred Delivery Plan, as
                           amended and restated July 17, 2002.

                  10.2  -  Form of Credit Agreement, dated as of June 3, 2002, among Apache, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, Citibank, N.A., as Global Documentation Agent, Bank of America, N.A. and Wachovia Bank, National Association, as U.S. Co-Syndication Agents, and Citibank, N.A. and Union Bank of California, N.A., as U.S. Co-Documentation Agents (excluding exhibits and schedules).

                  10.3  -  Form of 364-Day Credit Agreement, dated as of June
                           3, 2002, among Apache, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, Citibank, N.A., as Global Documentation Agent, Bank of America, N.A. and BNP Paribas, as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New York Branch, and Societe Generale, as 364-Day Co-Documentation Agents (excluding exhibits and schedules).

                  10.4  -  Form of Credit Agreement, dated as of June 3, 2002, among Apache Canada Ltd, a wholly-owned subsidiary of Apache, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, Citibank, N.A., as Global Documentation Agent, Royal Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia and The Toronto-Dominion Bank, as Canadian Co-Syndication Agents, and BNP Paribas (Canada) and Bayerische Landesbank Girozentrale, as Canadian Co-Documentation Agents (excluding exhibits and schedules).

                  10.5  -  Form of Credit Agreement, dated as of June 3, 2002, among Apache Energy Limited, a wholly-owned subsidiary of Apache, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, Citibank, N.A., as Global Documentation Agent, Citisecurities Limited, as Australian Administrative Agent, Bank of America, N.A., Sydney Branch, and Deutsche Bank AG, Sydney Branch, as Australian Co-Syndication Agents, and Royal Bank of Canada and Bank One, NA, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules).

                  10.6  -  Form of Guaranty, dated as of June 3, 2002, made by
                           Apache Corporation and related to the Canadian Credit Agreement.

                  10.7  -  Form of Guaranty, dated as of June 3, 2002, made by
                           Apache Corporation and related to the Australian Credit Agreement.

                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

                  99.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.

                  99.2  -  Statement Under Oath of Principal Executive Officer
                           of Apache Corporation Regarding Facts and
                           Circumstances Relating to Exchange Act Filings, dated August 12, 2002.

                  99.3  -  Statement Under Oath of Principal Financial Officer
                           of Apache Corporation Regarding Facts and
                           Circumstances Relating to Exchange Act Filings, dated August 12, 2002.