Form 10-Q
period 2002-09-30
APACHE CORP
filed 2002-11-15
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2002

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                          Commission File Number 1-4300


                               APACHE CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      Delaware                                 41-0747868
            -------------------------------              ----------------------
            (State or Other Jurisdiction of                 (I.R.S. Employer
            Incorporation or Organization)               Identification Number)


            Suite 100, One Post Oak Central                    77056-4400
                                                               ----------
       2000 Post Oak Boulevard, Houston, TX                    (Zip Code)
       ------------------------------------
       (Address of Principal Executive Offices)


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


Number of shares of Registrant's common stock, outstanding as of
  September 30, 2002.................................................143,966,713

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE QUARTER             FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   --------------------------    --------------------------
                                                      2002           2001           2002           2001
                                                   -----------    -----------    -----------    -----------
                                                         (In thousands, except per common share data)
 REVENUES:
     Oil and gas production revenues ...........   $   655,917    $   666,488    $ 1,837,570    $ 2,280,741
     Other revenues (losses) ...................       (10,728)        (6,571)        (8,070)        (8,628)
                                                   -----------    -----------    -----------    -----------

                                                       645,189        659,917      1,829,500      2,272,113
                                                   -----------    -----------    -----------    -----------

 OPERATING EXPENSES:
     Depreciation, depletion and amortization ..       208,788        217,021        630,617        598,203
     International impairments .................            --             --          4,600         65,000
     Lease operating costs .....................       117,296        102,720        342,921        293,086
     Gathering and transportation costs ........         9,869          8,074         29,214         25,845
     Severance and other taxes .................        15,082         16,656         45,392         58,197
     General and administrative ................        25,463         22,794         78,830         66,363
     Financing costs:
        Interest expense .......................        38,787         44,140        117,120        138,106
        Amortization of deferred loan costs ....           530          1,089          1,330          2,123
        Capitalized interest ...................       (10,029)       (15,520)       (30,493)       (44,388)
        Interest income ........................        (1,215)        (1,988)        (3,427)        (4,240)
                                                   -----------    -----------    -----------    -----------

                                                       404,571        394,986      1,216,104      1,198,295
                                                   -----------    -----------    -----------    -----------

 PREFERRED INTERESTS OF SUBSIDIARIES ...........         3,922          3,189         12,584          3,189
                                                   -----------    -----------    -----------    -----------

 INCOME BEFORE INCOME TAXES ....................       236,696        261,742        600,812      1,070,629
     Provision for income taxes ................        90,168        104,909        227,302        425,850
                                                   -----------    -----------    -----------    -----------

 NET INCOME ....................................       146,528        156,833        373,510        644,779
     Preferred stock dividends .................         1,406          4,908          9,395         14,693
                                                   -----------    -----------    -----------    -----------

 INCOME ATTRIBUTABLE TO COMMON STOCK ...........   $   145,122    $   151,925    $   364,115    $   630,086
                                                   ===========    ===========    ===========    ===========

 NET INCOME PER COMMON SHARE:
     Basic .....................................   $      1.01    $      1.11    $      2.59    $      4.59
                                                   ===========    ===========    ===========    ===========
     Diluted ...................................   $      1.00    $      1.08    $      2.55    $      4.43
                                                   ===========    ===========    ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 --------------------------
                                                                                    2002           2001
                                                                                 -----------    -----------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................   $   373,510    $   644,779
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization ............................       630,617        598,203
         Provision for deferred income taxes .................................        83,271        277,234
         International impairments ...........................................         4,600         65,000
         Amortization of derivative (gains)/losses and other .................       (11,936)       (45,339)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables ..................................       (72,939)       162,703
         (Increase) decrease in advances to oil and gas ventures and other ...       (18,383)       (40,789)
         (Increase) decrease in product inventory ............................          (526)         1,061
         (Increase) decrease in deferred charges and other ...................           961         (5,562)
         Increase (decrease) in payables .....................................        61,459        (57,587)
         Increase (decrease) in accrued expenses .............................        (9,981)       (26,186)
         Increase (decrease) in advances from gas purchasers .................       (10,437)        (9,336)
         Increase (decrease) in deferred credits and noncurrent liabilities ..       (20,947)       (36,217)
                                                                                 -----------    -----------

             Net cash provided by operating activities .......................     1,009,269      1,527,964
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .......................................      (747,216)    (1,114,324)
   Acquisition of Fletcher subsidiaries.......................................            --       (465,018)
   Acquisition of Repsol YPF properties ......................................            --       (446,933)
   Acquisition of Occidental properties ......................................       (11,000)       (11,000)
   Proceeds from sales of oil and gas properties .............................            --        233,281
   Proceeds from sale of short-term investments ..............................        17,006             --
   Purchase of short-term investments, net ...................................            --       (116,737)
   Other, net ................................................................       (24,506)       (58,530)
                                                                                 -----------    -----------

             Net cash used in investing activities ...........................      (765,716)    (1,979,261)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings ......................................................     1,246,296      2,278,414
   Payments on long-term debt ................................................    (1,327,471)    (2,185,160)
   Dividends paid ............................................................       (53,059)       (14,686)
   Common stock activity, net ................................................        27,407          7,404
   Treasury stock activity, net ..............................................         1,861        (43,003)
   Cost of debt and equity transactions ......................................        (6,741)        (1,648)
   Proceeds from preferred interests of subsidiaries, net of issuance costs ..            --        440,654
                                                                                 -----------    -----------

             Net cash provided by (used by) financing activities .............      (111,707)       481,975
                                                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................       131,846         30,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................        35,625         37,173
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $   167,471    $    67,851
                                                                                 ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          2002               2001
                                                                     ---------------    ---------------
                                                                               (In thousands)
                                  ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents ....................................   $       167,471    $        35,625
    Receivables ..................................................           477,796            404,793
    Inventories ..................................................           106,060            102,536
    Advances to oil and gas ventures and other ...................            70,271             51,845
    Short-term investments .......................................            84,810            102,950
                                                                     ---------------    ---------------
                                                                             906,408            697,749
                                                                     ---------------    ---------------

 PROPERTY AND EQUIPMENT:
    Oil and gas, on the basis of full cost accounting:
       Proved properties .........................................        12,191,220         11,390,692
       Unproved properties and properties under
          development, not amortized .............................           732,820            839,921
    Gas gathering, transmission and processing facilities ........           773,145            748,675
    Other ........................................................           186,603            168,915
                                                                     ---------------    ---------------

                                                                          13,883,788         13,148,203
    Less:  Accumulated depreciation, depletion and amortization ..        (5,769,049)        (5,135,131)
                                                                     ---------------    ---------------

                                                                           8,114,739          8,013,072
                                                                     ---------------    ---------------
 OTHER ASSETS:
    Goodwill, net ................................................           189,252            188,812
    Deferred charges and other ...................................            38,310             34,023
                                                                     ---------------    ---------------
                                                                     $     9,248,709    $     8,933,656
                                                                     ===============    ===============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                           2002               2001
                                                                                      ---------------    ---------------
                                                                                                (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable ..............................................................   $       241,479    $       179,778
    Accrued operating expense .....................................................            42,929             50,584
    Accrued exploration and development ...........................................           119,539            175,943
    Accrued compensation and benefits .............................................            28,605             30,947
    Accrued interest ..............................................................            47,299             28,592
    Accrued income taxes ..........................................................            37,206             40,030
    Other .........................................................................            20,143             16,584
                                                                                      ---------------    ---------------
                                                                                              537,200            522,458
                                                                                      ---------------    ---------------
 LONG-TERM DEBT ...................................................................         2,163,182          2,244,357
                                                                                      ---------------    ---------------

 DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
    Income taxes ..................................................................         1,068,948            991,723
    Advances from gas purchasers ..................................................           129,590            140,027
    Other .........................................................................           152,214            175,925
                                                                                      ---------------    ---------------
                                                                                            1,350,752          1,307,675
                                                                                      ---------------    ---------------

 PREFERRED INTERESTS OF SUBSIDIAIRES ..............................................           436,415            440,683
                                                                                      ---------------    ---------------

 SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 5,000,000 shares authorized - Series B, 5.68%
       Cumulative Preferred Stock,
          100,000 shares issued and outstanding ...................................            98,387             98,387
       Series C, 6.5% Conversion Preferred Stock, 138,482 shares
          issued and outstanding for 2001 .........................................                --            208,207
    Common stock, $1.25 par, 215,000,000 shares authorized,
       147,979,492 and 141,171,793 shares issued, respectively ....................           184,974            176,465
    Paid-in capital ...............................................................         3,038,248          2,812,648
    Retained earnings .............................................................         1,658,081          1,336,478
    Treasury stock, at cost, 4,012,779 and 4,068,614 shares,
       respectively ...............................................................          (110,616)          (111,885)
    Accumulated other comprehensive loss ..........................................          (107,914)          (101,817)
                                                                                      ---------------    ---------------
                                                                                            4,761,160          4,418,483
                                                                                      ---------------    ---------------
                                                                                      $     9,248,709    $     8,933,656
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                 SERIES B     SERIES C
                                              COMPREHENSIVE     PREFERRED     PREFERRED      COMMON        PAID-IN      RETAINED
(In thousands)                                   INCOME           STOCK         STOCK         STOCK        CAPITAL       EARNINGS
                                             ---------------   ------------- ------------  ------------ --------------- -----------
BALANCE AT DECEMBER 31, 2000..............                     $   98,387    $  208,207    $  173,939   $   2,157,370   $1,226,531
   Comprehensive income (loss):
     Net income...........................   $      644,779            --            --            --              --      644,779
     Currency translation adjustments.....          (60,681)           --            --            --              --           --
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $30,115.........................           41,917            --            --            --              --           --
     Unrealized loss on marketable
       securities, net of applicable
       income tax benefit of $278.........             (539)           --            --            --              --           --
                                             --------------
   Comprehensive income...................   $      625,476
                                             ==============
   Dividends:
     Preferred............................                             --            --            --              --      (14,693)
     Common ($.28 per share)..............                             --            --            --              --      (34,894)
   Ten percent common stock dividend......                             --            --            --         545,050     (545,050)
   Common shares issued...................                             --            --         2,512         106,326           --
   Treasury shares issued, net............                             --            --            --           1,211           --
                                                               ----------    ----------    ----------   -------------   ----------

BALANCE AT SEPTEMBER 30, 2001.............                     $   98,387    $  208,207    $  176,451   $   2,809,957   $1,276,673
                                                               ==========    ==========    ==========   =============   ==========

BALANCE AT DECEMBER 31, 2001..............                     $   98,387    $  208,207    $  176,465   $   2,812,648   $1,336,478
   Comprehensive income (loss):
     Net income...........................   $      373,510            --            --            --              --      373,510
     Currency translation adjustments.....            5,328            --            --            --              --           --
     Reclassification of unrealized gains
       into earnings:
       Derivatives, net of income tax
         benefit of $8,105................          (11,300)           --            --            --              --           --
       Marketable securities, net of
         income tax benefit of $67........             (125)           --            --            --              --           --
                                             --------------
   Comprehensive income...................   $      367,413
                                             ==============
   Dividends:
     Preferred............................                             --            --            --                       (9,395)
     Common ($.30 per share)..............                             --            --            --              --      (42,512)
   Common shares issued...................                             --            --           706          24,561           --
   Conversion of Series C Preferred Stock.                             --      (208,207)        7,803         200,404           --
   Treasury shares issued, net............                             --            --            --              37           --
   Other..................................                             --            --            --             598           --
                                                               ----------    ----------    ----------   -------------   ----------

BALANCE AT SEPTEMBER 30, 2002.............                     $   98,387    $       --    $  184,974   $   3,038,248   $1,658,081
                                                               ==========    ==========    ==========   =============   ==========
                                                            ACCUMULATED
                                                               OTHER           TOTAL
                                               TREASURY    COMPREHENSIVE   SHAREHOLDERS'
(In thousands)                                  STOCK      INCOME (LOSS)       EQUITY
                                             ------------  --------------- ---------------
BALANCE AT DECEMBER 31, 2000..............   $  (69,562)   $      (40,232) $    3,754,640
   Comprehensive income (loss):
     Net income...........................           --                --         644,779
     Currency translation adjustments.....           --           (60,681)        (60,681)
     Unrealized gain on derivatives, net
       of applicable income tax provision
       of $30,115.........................           --            41,917          41,917
     Unrealized loss on marketable
       securities, net of applicable
       income tax benefit of $278.........           --              (539)           (539)

   Comprehensive income...................

   Dividends:
     Preferred............................           --                --         (14,693)
     Common ($.28 per share)..............           --                --         (34,894)
   Ten percent common stock dividend......           --                --              --
   Common shares issued...................           --                --         108,838
   Treasury shares issued, net............      (42,376)               --         (41,165)
                                             ----------    --------------  --------------

BALANCE AT SEPTEMBER 30, 2001.............   $ (111,938)   $      (59,535) $    4,398,202
                                             ==========    ==============  ==============

BALANCE AT DECEMBER 31, 2001..............   $ (111,885)   $     (101,817) $    4,418,483
   Comprehensive income (loss):
     Net income...........................           --                --         373,510
     Currency translation adjustments.....           --             5,328           5,328
     Reclassification of unrealized gains
       into earnings:
       Derivatives, net of income tax
         benefit of $8,105................           --           (11,300)        (11,300)
       Marketable securities, net of
         income tax benefit of $67........           --              (125)           (125)

   Comprehensive income...................

   Dividends:
     Preferred............................           --                --          (9,395)
     Common ($.30 per share)..............           --                --         (42,512)
   Common shares issued...................           --                --          25,267
   Conversion of Series C Preferred Stock.           --                --              --
   Treasury shares issued, net............        1,269                --           1,306
   Other..................................           --                --             598
                                             ----------    --------------  --------------

BALANCE AT SEPTEMBER 30, 2002.............   $ (110,616)   $     (107,914) $    4,761,160
                                             ==========    ==============  ==============



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

     As a result of the consensus on Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", third party gathering and transportation costs have been reported as an operating cost instead of a reduction of revenues as previously reported. Reclassifications have been made to reflect this change in prior period statements of consolidated operations.


1. ACQUISITIONS

     In March 2001, the Company completed two significant acquisitions. Apache acquired substantially all of Repsol YPF's (Repsol) oil and gas concession interests in Egypt for approximately $447 million in cash, and acquired subsidiaries of Fletcher Challenge Energy (Fletcher) for approximately $465 million in cash and 1.8 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $55.49 per share).

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher and Repsol acquisitions occurred on January 1, 2001. The pro forma information is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                                         FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2001
                                                                --------------------------------------------
                                                                   AS REPORTED                  PRO FORMA
                                                                -----------------           ----------------
                                                                (In thousands, except per common share data)
       Revenues...............................................  $    2,272,113              $    2,392,924
       Net income.............................................         644,779                     670,356
       Preferred stock dividends..............................          14,693                      14,693
       Income attributable to common stock....................         630,086                     655,663

       Net income per common share:
           Basic..............................................  $         4.59              $         4.76
           Diluted............................................            4.43                        4.59

       Average common shares outstanding......................         137,152                     137,716

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

     On June 3, 2002, Apache entered into a new $1.5 billion global credit facility to replace its existing global and 364-day credit facilities. The new global credit facility consists of four separate bank facilities: a $750 million 364-day facility in the United States; a $450 million five-year facility in the United States; a $150 million five-year facility in Australia; and a $150 million five-year facility in Canada. The financial covenants of the global credit facility require the Company to: (i) maintain a consolidated tangible net worth, plus the aggregate amount of any non-cash write-downs, of at least $2.2 billion as of September 30, 2002, adjusted for subsequent earnings, (ii) maintain an aggregate book value for assets of Apache and certain subsidiaries, as defined, on an unconsolidated basis of at least $2 billion as of September 30, 2002, and (iii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The Company was in compliance with all financial covenants at September 30, 2002.

     The five-year facilities are scheduled to mature on June 3, 2007 and the 364-day facility is scheduled to mature on June 1, 2003. The 364-day facility allows the Company to convert outstanding revolving loans at maturity into one-year term loans. The Company may request extensions of the maturity dates subject to approval of the lenders. At the Company's option, the interest rate is based on (i) the greater of (a) The JPMorgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent, (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating, or (iii) in the case of the U.S. $450 million five-year facility, a margin that is determined by competitive bids from participating banks. At September 30, 2002, the margin over LIBOR for committed loans was .30 percent on the five-year facilities and .32 percent on the 364-day facility. If the total amount of the loans borrowed under all of the facilities equals or exceeds 33 percent of the total facility commitments, then an additional .125 percent will be added to the margins over LIBOR. The Company also pays a quarterly facility fee of .10 percent on the total amount of each of the five-year facilities and ..08 percent on the total amount of the 364-day facility. The facility fees vary based upon the Company's senior long-term debt rating.

     The $450 million U.S. five-year facility and the $750 million U.S. 364-day credit facility are used to support Apache's commercial paper program. The available borrowing capacity under the global credit facility at September 30, 2002 was $1.2 billion.


3. DERIVATIVE INSTRUMENTS AND FIXED-PRICE PHYSICAL CONTRACTS

     Due to the uncertainty of how the collapse of Enron Corp. might impact the derivative markets, Apache closed out all of its derivative positions and certain fixed-price physical contracts during October and November 2001 (the "unwind"). The unwind of Apache's hedged positions and acquired derivative contracts resulted in a net gain recorded to accumulated other comprehensive income. This deferred gain will be reclassified into earnings over the remaining periods of the original hedge contracts (approximately 15 months). The remaining deferred gain related to these contracts was $1 million and $20 million at September 30, 2002 and December 31, 2001, respectively.

     As part of the unwind, Apache also terminated the gas price swap associated with its advances from gas purchasers, receiving proceeds of $78 million. These proceeds will be realized into earnings over the original life of the contracts and effectively increase the original contract's fixed prices by approximately 51 percent. As of September 30, 2002 and December 31, 2001, the Company had an unamortized gain of $72 million and $78 million, respectively, related to the unwind of the contracts.

4. NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                             FOR THE QUARTER ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                                         2002                                   2001
                                          ------------------------------------   ------------------------------------
                                            INCOME      SHARES     PER SHARE       INCOME       SHARES     PER SHARE
                                          ----------   ----------  -----------   -----------  ----------   ----------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.    $145,122       143,902   $   1.01      $151,925       137,190    $   1.11
                                                                   ========                                ========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.............          --         1,179                       --           795
  Series C Preferred Stock (1)........          --            --                    3,488         6,243
                                          --------      --------                 --------      --------

DILUTED:
  Income attributable to common stock,
   including assumed conversions......    $145,122       145,081   $   1.00      $155,413       144,228    $   1.08
                                          ========      ========   ========      ========      ========    ========

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                                         2002                                   2001
                                          ------------------------------------   ------------------------------------
                                            INCOME      SHARES     PER SHARE       INCOME       SHARES     PER SHARE
                                          ----------   ----------  -----------   -----------  ----------   ----------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.    $364,115       140,681   $   2.59      $630,086       137,152    $   4.59
                                                                   ========                                ========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.............          --         1,291                       --         1,080
  Series C Preferred Stock (1)........       5,149         3,063                   10,464         6,243
                                          --------       -------                 --------       -------

DILUTED:
  Income attributable to common stock,
   including assumed conversions......    $369,264       145,035   $   2.55      $640,550       144,475    $   4.43
                                          ========       =======   ========      ========       =======    ========

(1)      The Series C preferred stock converted to Apache common stock on May
         15, 2002.

5. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental disclosure of cash flow information:

                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                    -----------------------------------------
                                                                         2002                      2001
                                                                    ----------------          ---------------
                                                                                  (In thousands)
          Cash paid during the period for:
            Interest (net of amounts capitalized)...............    $      67,920             $      80,501
            Income taxes (net of refunds).......................          115,363                   149,996

6.       SHORT-TERM INVESTMENTS

     At December 31, 2001, Apache had $103 million of U.S. Government Agency Notes, $17 million of which were designated as "available for sale" securities. In January 2002, the Company sold all of the "available for sale" securities for approximately $17 million. The balance was designated as "held to maturity" and was carried at amortized cost. These notes paid interest at rates from 6.25 percent to 6.375 percent and matured on October 15, 2002.

7. IMPAIRMENTS

     During the first quarter of 2002, the Company recorded a $5 million impairment ($3 million after tax) of unproved property costs in Poland. No impairment was recorded in the second or third quarter. At September 30, 2002, Apache had $28 million in unproved property costs remaining in Poland. The Company will continue to evaluate its operations, which may result in additional impairments.


8. BUSINESS SEGMENT INFORMATION

     Apache has five reportable segments which are primarily in the business of natural gas and crude oil exploration and production. The Company evaluates segment performance based on results from oil and gas sales and lease level expenses. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:

                                                                                                OTHER
                                        UNITED STATES    CANADA       EGYPT       AUSTRALIA  INTERNATIONAL   TOTAL
                                        -------------  -----------  -----------  ----------- ------------- -----------
                                                                        (IN THOUSANDS)
 FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2002

 Oil and Gas Production Revenues......  $   799,716   $   385,424  $   402,236  $   245,300  $     4,894  $ 1,837,570
                                        ===========   ===========  ===========  ===========  ===========  ===========

 Operating Income (Loss)(1)(2)........  $   285,896   $   149,584  $   231,665  $   120,529  $    (2,848) $   784,826
                                        ===========   ===========  ===========  ===========  ===========

 Other Income (Expense):
    Other revenues (losses)...........                                                                         (8,070)
    General and administrative........                                                                        (78,830)
    Preferred interests of
      subsidiaries....................                                                                        (12,584)

    Financing costs, net..............                                                                        (84,530)
                                                                                                          -----------
 Income Before Income Taxes...........                                                                    $   600,812
                                                                                                          ===========

 Total Assets.........................  $ 4,111,676   $ 2,303,297  $ 1,668,826  $   998,643  $   166,267  $ 9,248,709
                                        ===========   ===========  ===========  ===========  ===========  ===========


 FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2001

 Oil and Gas Production Revenues......  $ 1,224,415   $   503,452  $   357,786  $   195,088  $        --  $ 2,280,741
                                        ===========   ===========  ===========  ===========  ===========  ===========

 Operating Income (Loss)(1)(2)........  $   689,412   $   279,710  $   230,351  $   105,968  $   (65,031) $ 1,240,410
                                        ===========   ===========  ===========  ===========  ===========

 Other Income (Expense):
    Other revenues (losses)...........                                                                         (8,628)
    General and administrative........                                                                        (66,363)
    Preferred interests of
      subsidiaries....................                                                                         (3,189)
    Financing costs, net..............                                                                        (91,601)
                                                                                                          -----------
 Income Before Income Taxes...........                                                                    $ 1,070,629
                                                                                                          ===========

 Total Assets.........................  $ 4,372,952   $ 2,183,618  $ 1,505,507  $   878,381  $   126,277  $ 9,066,735
                                        ===========   ===========  ===========  ===========  ===========  ===========

(1) Operating income (loss) consists of oil and gas production revenues less depreciation, depletion and amortization, international impairments, lease operating costs, gathering and transportation costs, and severance and other taxes.

(2) During the second quarter of 2001, the Company recorded a $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China. During the first quarter of 2002, the Company recorded an additional $5 million impairment ($3 million after-tax) of unproved property costs in Poland.

9. NEW ACCOUNTING PRONOUCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17 "Intangible Assets". As a result of this pronouncement, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Apache had goodwill of $189 million at September 30, 2002, representing the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher and Repsol acquisitions, adjusted for currency fluctuations. Apache has recognized no impairment of goodwill as of September 30, 2002. Had the principles of SFAS No. 142 been applied to prior years, goodwill amortization of $2 million ($1 million after tax) and $5 million ($3 million after tax) expensed during the third quarter and first nine months of 2001, respectively, would not have been incurred. Net income for the comparative interim period adjusted to exclude the effect of goodwill amortization would have increased diluted earnings per share by $.01 and $.02 for the three months and nine months ended September 30, 2001, respectively.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company's asset retirement obligations relate primarily to the dismantlement of oil and gas properties. The Company expects to adopt this new standard effective January 1, 2003. The Company is currently evaluating the impact of adopting this new standard and accordingly has not quantified the impact on the consolidated financial statements.

10. SUPPLEMENTAL GUARANTOR INFORMATION

     Apache Finance Pty Ltd. (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are subsidiaries of Apache, that have issuances of publicly traded securities and require the following condensed consolidating financial statements be provided as an alternative to filing separate financial statements.

     Each of the companies presented in the condensed consolidating financial statements has been fully consolidated in Apache Corporation's consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto of which this note is an integral part.

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)



                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
REVENUES:
   Oil and gas production revenues...............      $   206,029      $        --      $        --      $        --
   Equity in net income (loss) of affiliates.....          105,002            6,534            9,512           15,714
   Other revenues (losses).......................             (497)              --               --               --
                                                       -----------      -----------      -----------      -----------
                                                           310,534            6,534            9,512           15,714
                                                       -----------      -----------      -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......           46,851               --               --               --
   Lease operating costs.........................           52,289               --               --               --
   Gathering and transportation costs............            4,250               --               --               --
   Severance and other taxes.....................            8,695               --               --               90
   Administrative, selling and other.............           21,496               --               --               --
   Financing costs, net..........................           18,470               --            4,512           10,268
                                                       -----------      -----------      -----------      -----------
                                                           152,051               --            4,512           10,358
                                                       -----------      -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............               --               --               --               --
                                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES................          158,483            6,534            5,000            5,356
   Provision (benefit) for income taxes..........           11,955               --           (1,534)          (4,948)
                                                       -----------      -----------      -----------      -----------

NET INCOME.......................................          146,528            6,534            6,534           10,304
   Preferred stock dividends.....................            1,406               --               --               --
                                                       -----------      -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   145,122      $     6,534      $     6,534      $    10,304
                                                       ===========      ===========      ===========      ===========
                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                       ------------    ---------------    -------------
REVENUES:
   Oil and gas production revenues...............      $   485,979     $    (36,091)      $   655,917
   Equity in net income (loss) of affiliates.....           (8,388)        (128,374)               --
   Other revenues (losses).......................          (10,231)              --           (10,728)
                                                       -----------     ------------       -----------
                                                           467,360         (164,465)          645,189
                                                       -----------     ------------       -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......          161,937               --           208,788
   Lease operating costs.........................          101,098          (36,091)          117,296
   Gathering and transportation costs............            5,619               --             9,869
   Severance and other taxes.....................            6,297               --            15,082
   Administrative, selling and other.............            3,967               --            25,463
   Financing costs, net..........................           (5,177)              --            28,073
                                                       -----------     ------------       -----------
                                                           273,741          (36,091)          404,571
                                                       -----------     ------------       -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............            3,922               --             3,922
                                                       -----------     ------------       -----------

INCOME (LOSS) BEFORE INCOME TAXES................          189,697         (128,374)          236,696
   Provision (benefit) for income taxes..........           84,695               --            90,168
                                                       -----------     ------------       -----------

NET INCOME.......................................          105,002         (128,374)          146,528
   Preferred stock dividends.....................               --               --             1,406
                                                       -----------     ------------       -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   105,002     $   (128,374)      $   145,122
                                                       ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)



                                                                                           APACHE
                                                         APACHE           APACHE           FINANCE          APACHE
                                                       CORPORATION     NORTH AMERICA      AUSTRALIA     FINANCE CANADA
                                                       -----------     -------------     -----------    --------------
REVENUES:
   Oil and gas production revenues...............      $   251,296      $        --      $        --      $        --
   Equity in net income of affiliates............           99,285            5,760            8,738           23,454
   Other revenues (losses).......................           (1,424)              --               --               --
                                                       -----------      -----------      -----------      -----------
                                                           349,157            5,760            8,738           23,454
                                                       -----------      -----------      -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......           68,481               --               --               --
   Lease operating costs.........................           49,845               --               --               --
   Gathering and transportation costs............            2,508               --               --               --
   Severance and other taxes.....................           10,392               --               --               --
   Administrative, selling and other.............           21,207               --               --               --
   Financing costs, net..........................           16,706               --            4,513           10,302
                                                       -----------      -----------      -----------      -----------
                                                           169,139               --            4,513           10,302
                                                       -----------      -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............               --               --               --               --
                                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES................          180,018            5,760            4,225           13,152
   Provision (benefit) for income taxes..........           23,185               --           (1,535)          (4,492)
                                                       -----------      -----------      -----------      -----------

NET INCOME.......................................          156,833            5,760            5,760           17,644
   Preferred stock dividends.....................            4,908               --               --               --
                                                       -----------      -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   151,925      $     5,760      $     5,760      $    17,644
                                                       ===========      ===========      ===========      ===========
                                                            ALL OTHER
                                                          SUBSIDIARIES
                                                           OF APACHE     RECLASSIFICATIONS
                                                          CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                          ------------   -----------------   ------------
REVENUES:
   Oil and gas production revenues...............          $   519,781     $   (104,589)      $   666,488
   Equity in net income of affiliates............               (8,787)        (128,450)               --
   Other revenues (losses).......................               (5,147)              --            (6,571)
                                                           -----------     ------------       -----------
                                                               505,847         (233,039)          659,917
                                                           -----------     ------------       -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......              148,540               --           217,021
   Lease operating costs.........................              157,464         (104,589)          102,720
   Gathering and transportation costs............                5,566               --             8,074
   Severance and other taxes.....................                6,264               --            16,656
   Administrative, selling and other.............                1,587               --            22,794
   Financing costs, net..........................               (3,800)              --            27,721
                                                           -----------     ------------       -----------
                                                               315,621         (104,589)          394,986
                                                           -----------     ------------       -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............                3,189               --             3,189
                                                           -----------     ------------       -----------

INCOME (LOSS) BEFORE INCOME TAXES................              187,037         (128,450)          261,742
   Provision (benefit) for income taxes..........               87,751               --           104,909
                                                           -----------     ------------       -----------

NET INCOME.......................................               99,286         (128,450)          156,833
   Preferred stock dividends.....................                   --               --             4,908
                                                           -----------     ------------       -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............          $    99,286     $   (128,450)      $   151,925
                                                           ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)



                                                                                           APACHE           APACHE
                                                         APACHE           APACHE           FINANCE          FINANCE
                                                       CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -----------     -------------     -----------      -----------
REVENUES:
   Oil and gas production revenues...............      $   582,789      $        --      $        --      $        --
   Equity in net income (loss) of affiliates.....          277,729           15,618           24,552           52,817
   Other revenues (losses).......................             (402)              --               --               --
                                                       -----------      -----------      -----------      -----------
                                                           860,116           15,618           24,552           52,817
                                                       -----------      -----------      -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......          161,698               --               --               --
   International impairments.....................               --               --               --               --
   Lease operating costs.........................          152,615               --               --               --
   Gathering and transportation costs............           12,259               --               --               --
   Severance and other taxes.....................           23,828               --               --              116
   Administrative, selling and other.............           66,882               --               --               --
   Financing costs, net..........................           54,512               --           13,537           30,715
                                                       -----------      -----------      -----------      -----------
                                                           471,794               --           13,537           30,831
                                                       -----------      -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............               --               --               --               --
                                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES................          388,322           15,618           11,015           21,986
   Provision (benefit) for income taxes..........           14,812               --           (4,603)         (13,874)
                                                       -----------      -----------      -----------      -----------

NET INCOME.......................................          373,510           15,618           15,618           35,860
   Preferred stock dividends.....................            9,395               --               --               --
                                                       -----------      -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   364,115      $    15,618      $    15,618      $    35,860
                                                       ===========      ===========      ===========      ===========
                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE     RECLASSIFICATIONS
                                                       CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                       ------------   -----------------   ------------
REVENUES:
   Oil and gas production revenues...............       $ 1,378,151     $   (123,370)      $ 1,837,570
   Equity in net income (loss) of affiliates.....           (25,891)        (344,825)               --
   Other revenues (losses).......................            (7,668)              --            (8,070)
                                                        -----------     ------------       -----------
                                                          1,344,592         (468,195)        1,829,500
                                                        -----------     ------------       -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......           468,919               --           630,617
   International impairments.....................             4,600               --             4,600
   Lease operating costs.........................           313,676         (123,370)          342,921
   Gathering and transportation costs............            16,955               --            29,214
   Severance and other taxes.....................            21,448               --            45,392
   Administrative, selling and other.............            11,948               --            78,830
   Financing costs, net..........................           (14,234)              --            84,530
                                                        -----------     ------------       -----------
                                                            823,312         (123,370)        1,216,104
                                                        -----------     ------------       -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............            12,584               --            12,584
                                                        -----------     ------------       -----------

INCOME (LOSS) BEFORE INCOME TAXES................           508,696         (344,825)          600,812
   Provision (benefit) for income taxes..........           230,967               --           227,302
                                                        -----------     ------------       -----------

NET INCOME.......................................           277,729         (344,825)          373,510
   Preferred stock dividends.....................                --               --             9,395
                                                        -----------     ------------       -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............       $   277,729     $   (344,825)      $   364,115
                                                        ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)



                                                                                           APACHE           APACHE
                                                         APACHE           APACHE           FINANCE          FINANCE
                                                       CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -----------     -------------     -----------      -----------
REVENUES:
   Oil and gas production revenues................     $ 1,205,348      $        --      $        --      $        --
   Equity in net income of affiliates.............         250,656           13,407           20,356           70,851
   Other revenues (losses)........................          (1,926)              --            3,078               --
                                                       -----------      -----------      -----------      -----------
                                                         1,454,078           13,407           23,434           70,851
                                                       -----------      -----------      -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization.......         274,309               --               --               --
   International impairments......................              --               --               --               --
   Lease operating costs..........................         160,808               --               --               --
   Gathering and transportation costs.............          12,575               --               --               --
   Severance and other taxes......................          43,252               --               --               --
   Administrative, selling and other..............          60,100               --               --               --
   Financing costs, net...........................          53,664               --           13,607           27,117
                                                       -----------      -----------      -----------      -----------
                                                           604,708               --           13,607           27,117
                                                       -----------      -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES...............              --               --               --               --
                                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES.................         849,370           13,407            9,827           43,734
   Provision (benefit) for income taxes...........         204,591               --           (3,580)         (11,823)
                                                       -----------      -----------      -----------      -----------

NET INCOME........................................         644,779           13,407           13,407           55,557
   Preferred stock dividends......................          14,693               --               --               --
                                                       -----------      -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK...............     $   630,086      $    13,407      $    13,407      $    55,557
                                                       ===========      ===========      ===========      ===========
                                                         ALL OTHER
                                                        SUBSIDIARIES
                                                         OF APACHE    RECLASSIFICATIONS
                                                        CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                        -----------   -----------------   ------------
REVENUES:
   Oil and gas production revenues................      $ 1,476,926     $   (401,533)      $ 2,280,741
   Equity in net income of affiliates.............          (22,243)        (333,027)               --
   Other revenues (losses)........................           (9,780)              --            (8,628)
                                                        -----------     ------------       -----------
                                                          1,444,903         (734,560)        2,272,113
                                                        -----------     ------------       -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization.......          323,894               --           598,203
   International impairments......................           65,000               --            65,000
   Lease operating costs..........................          533,811         (401,533)          293,086
   Gathering and transportation costs.............           13,270               --            25,845
   Severance and other taxes......................           14,945               --            58,197
   Administrative, selling and other..............            6,263               --            66,363
   Financing costs, net...........................           (2,787)              --            91,601
                                                        -----------     ------------       -----------
                                                            954,396         (401,533)        1,198,295
                                                        -----------     ------------       -----------

PREFERRED INTERESTS OF SUBSIDIARIES...............            3,189               --             3,189
                                                        -----------     ------------       -----------

INCOME (LOSS) BEFORE INCOME TAXES.................          487,318         (333,027)        1,070,629
   Provision (benefit) for income taxes...........          236,662               --           425,850
                                                        -----------     ------------       -----------

NET INCOME........................................          250,656         (333,027)          644,779
   Preferred stock dividends......................               --               --            14,693
                                                        -----------     ------------       -----------
INCOME ATTRIBUTABLE TO COMMON STOCK...............      $   250,656     $   (333,027)      $   630,086
                                                        ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)



                                                                                           APACHE           APACHE
                                                         APACHE            APACHE          FINANCE          FINANCE
                                                       CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -----------     -------------     -----------      -----------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $   (55,781)     $        --      $   (12,525)     $   (28,581)
                                                       -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (182,908)              --               --               --
  Acquisitions.....................................        (11,000)              --               --               --
  Proceeds from sales of oil and gas properties....             --               --               --               --
  Proceeds from sale of U.S. Government Agency
     Notes ........................................             --               --               --               --
  Investment in subsidiaries, net..................       (270,250)         (12,525)              --               --
  Other, net.......................................        (10,757)              --               --               --
                                                       -----------      -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES..............       (474,915)         (12,525)              --               --
                                                       -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net.....................        557,693               --               --            3,449
  Dividends paid...................................        (53,059)              --               --               --
  Common stock activity, net.......................         27,407           12,525           12,525           25,132
  Treasury stock activity, net.....................          1,861               --               --               --
  Cost of debt and equity transactions.............         (6,741)              --               --               --
                                                       -----------      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        527,161           12,525           12,525           28,581
                                                       -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................         (3,535)              --               --               --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................          6,383               --                2               --
                                                       -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $     2,848      $        --      $         2      $        --
                                                       ===========      ===========      ===========      ===========
                                                         ALL OTHER
                                                       SUBSIDIARIES
                                                         OF APACHE    RECLASSIFICATIONS
                                                        CORPORATION    & ELIMINATIONS     CONSOLIDATED
                                                       ------------   -----------------   ------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................     $ 1,106,156     $         --       $ 1,009,269
                                                        -----------     ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............        (564,308)              --          (747,216)
  Acquisitions.....................................              --               --           (11,000)
  Proceeds from sales of oil and gas properties....              --               --                --
  Proceeds from sale of U.S. Government Agency
    Notes..........................................          17,006               --            17,006
  Investment in subsidiaries, net..................        (673,507)         956,282                --
  Other, net.......................................         (13,749)              --           (24,506)
                                                        -----------     ------------       -----------
NET CASH USED IN INVESTING ACTIVITIES..............      (1,234,558)         956,282          (765,716)
                                                        -----------     ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net.....................         167,851         (810,168)          (81,175)
  Dividends paid...................................              --               --           (53,059)
  Common stock activity, net.......................          95,932         (146,114)           27,407
  Treasury stock activity, net.....................              --               --             1,861
  Cost of debt and equity transactions.............              --               --            (6,741)
                                                        -----------     ------------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........         263,783         (956,282)         (111,707)
                                                        -----------     ------------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................         135,381               --           131,846

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................          29,240               --            35,625
                                                        -----------     ------------       -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................     $   164,621     $         --       $   167,471
                                                        ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)



                                                                                            APACHE
                                                          APACHE           APACHE          FINANCE          APACHE
                                                       CORPORATION     NORTH AMERICA      AUSTRALIA     FINANCE CANADA
                                                       -----------     -------------     -----------    --------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $ 1,243,360      $        --      $    (1,550)     $  (221,900)
                                                       -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (609,428)              --               --               --
  Acquisitions.....................................        (11,000)              --               --               --
  Proceeds from sales of oil and gas properties....        102,118               --               --               --
  Purchase of U.S. Government Agency Notes.........             --               --               --               --
  Investment in subsidiaries.......................       (894,422)          (5,568)          (5,568)        (250,819)
  Other, net.......................................        (16,324)              --               --               --
                                                       -----------      -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES..............     (1,429,056)          (5,568)          (5,568)        (250,819)
                                                       -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net.....................        261,511               --            1,552          250,841
  Dividends paid...................................        (14,686)              --               --               --
  Common stock activity, net.......................          7,404            5,568            5,568          221,878
  Treasury stock activity, net.....................        (43,003)              --               --               --
  Cost of debt and equity transactions.............         (1,648)              --               --               --
  Proceeds from preferred interests of
     subsidiaries, net of issuance costs...........             --               --               --               --
                                                       -----------      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        209,578            5,568            7,120          472,719
                                                       -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................         23,882               --                2               --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................          5,257               --               --               --
                                                       -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $    29,139      $        --      $         2      $        --
                                                       ===========      ===========      ===========      ===========
                                                          ALL OTHER
                                                        SUBSIDIARIES
                                                         OF APACHE    RECLASSIFICATIONS
                                                        CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                       -------------  -----------------    ------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................     $   508,054     $         --       $ 1,527,964
                                                        -----------     ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............        (504,896)              --        (1,114,324)
  Acquisitions.....................................        (911,951)              --          (922,951)
  Proceeds from sales of oil and gas properties....         131,163               --           233,281
  Purchase of U.S. Government Agency Notes.........        (116,737)              --          (116,737)
  Investment in subsidiaries.......................        (857,962)       2,014,339                --
  Other, net.......................................         (42,206)              --           (58,530)
                                                        -----------     ------------       -----------
NET CASH USED IN INVESTING ACTIVITIES..............      (2,302,589)       2,014,339        (1,979,261)
                                                        -----------     ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity, net.....................         850,235       (1,270,885)           93,254
  Dividends paid...................................              --               --           (14,686)
  Common stock activity, net.......................         510,440         (743,454)            7,404
  Treasury stock activity, net.....................              --               --           (43,003)
  Cost of debt and equity transactions.............              --               --            (1,648)
  Proceeds from preferred interests of
     subsidiaries, net of issuance costs...........         440,654               --           440,654
                                                        -----------     ------------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........       1,801,329       (2,014,339)          481,975
                                                        -----------     ------------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................           6,794               --            30,678

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................          31,916               --            37,173
                                                        -----------     ------------       -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................     $    38,710     $         --       $    67,851
                                                        ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                 (IN THOUSANDS)



                                                                                           APACHE           APACHE
                                                          APACHE           APACHE          FINANCE          FINANCE
                                                       CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -----------     -------------     -----------      -----------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $     2,848      $        --      $         2      $        --
  Receivables....................................           92,938               --               --               --
  Inventories....................................           17,442               --               --               --
  Advances to oil and gas ventures and others....           27,610               --               --               --
  Short-term investments.........................               --               --               --               --
                                                       -----------      -----------      -----------      -----------
                                                           140,838               --                2               --
                                                       -----------      -----------      -----------      -----------

PROPERTY AND EQUIPMENT, NET......................        3,118,505               --               --               --
                                                       -----------      -----------      -----------      -----------

OTHER ASSETS:
  Intercompany receivable, net...................        1,428,003               --              (25)        (254,474)
  Goodwill, net..................................               --               --               --               --
  Equity in affiliates...........................        2,843,979          216,933          479,592        1,152,193
  Deferred charges and other.....................           31,983               --               --            2,495
                                                       -----------      -----------      -----------      -----------
                                                       $ 7,563,308      $   216,933      $   479,569      $   900,214
                                                       ===========      ===========      ===========      ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $   141,745      $        --      $        --      $        --
  Other accrued expenses.........................          123,055               --                2            5,497
                                                       -----------      -----------      -----------      -----------
                                                           264,800               --                2            5,497
                                                       -----------      -----------      -----------      -----------

LONG-TERM DEBT...................................        1,555,066               --          268,749          297,011
                                                       -----------      -----------      -----------      -----------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes...................................          715,474               --           (6,115)          (1,419)
  Advances from gas purchasers...................          129,590               --               --               --
  Other..........................................          137,218               --               --               --
                                                       -----------      -----------      -----------      -----------
                                                           982,282               --           (6,115)          (1,419)
                                                       -----------      -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............               --               --               --               --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................        4,761,160          216,933          216,933          599,125
                                                       -----------      -----------      -----------      -----------
                                                       $ 7,563,308      $   216,933      $   479,569      $   900,214
                                                       ===========      ===========      ===========      ===========
                                                        ALL OTHER
                                                      SUBSIDIARIES
                                                        OF APACHE    RECLASSIFICATIONS
                                                       CORPORATION    & ELIMINATIONS     CONSOLIDATED
                                                       -----------   -----------------   ------------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $   164,621     $        --        $   167,471
  Receivables....................................          384,858              --            477,796
  Inventories....................................           88,618              --            106,060
  Advances to oil and gas ventures and others....           42,661              --             70,271
  Short-term investments.........................           84,810                             84,810
                                                       -----------     ------------       -----------
                                                           765,568              --            906,408
                                                       -----------     ------------       -----------

PROPERTY AND EQUIPMENT, NET......................        4,996,234               --         8,114,739
                                                       -----------     ------------       -----------

OTHER ASSETS:
  Intercompany receivable, net...................       (1,173,504)              --                --
  Goodwill, net..................................          189,252               --           189,252
  Equity in affiliates...........................         (815,727)      (3,876,970)               --
  Deferred charges and other.....................            3,832               --            38,310
                                                       -----------     ------------       -----------
                                                       $ 3,965,655     $ (3,876,970)      $ 9,248,709
                                                       ===========     ============       ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $    99,734     $        --        $   241,479
  Other accrued expenses.........................          167,167              --            295,721
                                                       -----------     ------------       -----------
                                                           266,901              --            537,200
                                                       -----------     ------------       -----------

LONG-TERM DEBT...................................           42,356              --          2,163,182
                                                       -----------     ------------       -----------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes...................................          361,008              --          1,068,948
  Advances from gas purchasers...................               --              --            129,590
  Other..........................................           14,996              --            152,214
                                                       -----------     ------------       -----------
                                                           376,004              --          1,350,752
                                                       -----------     ------------       -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............          436,415              --            436,415

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................        2,843,979       (3,876,970)        4,761,160
                                                       -----------     ------------       -----------
                                                       $ 3,965,655     $ (3,876,970)      $ 9,248,709
                                                       ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                 (IN THOUSANDS)



                                                                                           APACHE           APACHE
                                                         APACHE           APACHE           FINANCE          FINANCE
                                                       CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -----------     -------------     -----------      -----------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $     6,383      $        --      $         2      $        --
  Receivables....................................           94,881               --               --               --
  Inventories....................................           17,024               --               --               --
  Advances to oil and gas ventures and others....           24,644               --               --               --
  Short-term investments.........................               --               --               --               --
                                                       -----------      -----------      -----------      -----------
                                                           142,932               --                2               --
                                                       -----------      -----------      -----------      -----------

PROPERTY AND EQUIPMENT, NET......................        3,098,485               --               --               --
                                                       -----------      -----------      -----------      -----------

OTHER ASSETS:
  Intercompany receivable, net...................        1,426,455               --              (25)        (251,025)
  Goodwill, net..................................               --               --               --               --
  Equity in affiliates...........................        2,566,969          188,925          455,039        1,082,328
  Deferred charges and other.....................           27,688               --               --            2,564
                                                       -----------      -----------      -----------      -----------
                                                       $ 7,262,529      $   188,925      $   455,016      $   833,867
                                                       ===========      ===========      ===========      ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $    75,164      $        --      $        --      $        --
  Other accrued expenses.........................          165,858               --            2,599            1,246
                                                       -----------      -----------      -----------      -----------
                                                           241,022               --            2,599            1,246
                                                       -----------      -----------      -----------      -----------

LONG-TERM DEBT...................................        1,605,201               --          268,615          296,988
                                                       -----------      -----------      -----------      -----------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes...................................          696,441               --           (5,123)              18
  Advances from gas purchasers...................          140,027               --               --               --
  Other..........................................          161,355               --               --               --
                                                       -----------      -----------      -----------      -----------
                                                           997,823               --           (5,123)              18
                                                       -----------      -----------      -----------      -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............               --               --               --               --
                                                       -----------      -----------      -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................        4,418,483          188,925          188,925          535,615
                                                       -----------      -----------      -----------      -----------
                                                       $ 7,262,529      $   188,925      $   455,016      $   833,867
                                                       ===========      ===========      ===========      ===========
                                                        ALL OTHER
                                                      SUBSIDIARIES
                                                        OF APACHE    RECLASSIFICATIONS
                                                       CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                       -----------   -----------------    ------------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $    29,240     $         --       $    35,625
  Receivables....................................          309,912               --           404,793
  Inventories....................................           85,512               --           102,536
  Advances to oil and gas ventures and others....           27,201               --            51,845
  Short-term investments.........................          102,950               --           102,950
                                                       -----------     ------------       -----------
                                                           554,815               --           697,749
                                                       -----------     ------------       -----------

PROPERTY AND EQUIPMENT, NET......................        4,914,587               --         8,013,072
                                                       -----------     ------------       -----------

OTHER ASSETS:
  Intercompany receivable, net...................       (1,175,405)              --                --
  Goodwill, net..................................          188,812               --           188,812
  Equity in affiliates...........................         (812,827)      (3,480,434)               --
  Deferred charges and other.....................            3,771               --            34,023
                                                       -----------     ------------       -----------
                                                       $ 3,673,753     $ (3,480,434)      $ 8,933,656
                                                       ===========     ============       ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $   104,614     $         --       $   179,778
  Other accrued expenses.........................          172,977               --           342,680
                                                       -----------     ------------       -----------
                                                           277,591               --           522,458
                                                       -----------     ------------       -----------

LONG-TERM DEBT...................................           73,553               --         2,244,357
                                                       -----------     ------------       -----------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes...................................          300,387               --           991,723
  Advances from gas purchasers...................               --               --           140,027
  Other..........................................           14,570               --           175,925
                                                       -----------     ------------       -----------
                                                           314,957               --         1,307,675
                                                       -----------     ------------       -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............          440,683               --           440,683
                                                       -----------     ------------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................        2,566,969       (3,480,434)        4,418,483
                                                       -----------     ------------       -----------
                                                       $ 3,673,753     $ (3,480,434)      $ 8,933,656
                                                       ===========     ============       ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     For the third quarter Apache recorded income attributable to common stock of $145 million ($1.00 per diluted common share) which was slightly higher than second-quarter and four percent lower than the prior-year quarter. Cash from operating activities of $385 million decreased eight percent from the same quarter last year due to lower gas production and prices as well as higher foreign currency losses, partially offset by higher oil prices.

     For the first nine months of 2002, our income attributable to common stock of $364 million ($2.55 per diluted share) and cash from operating activities of $1.0 billion were 42 percent and 35 percent, respectively, below the 2001 period, a period which saw higher oil and gas price realizations.

     Our goal at the outset of 2002 was to increase financial flexibility and preserve our "A-credit ratings" by curtailing capital spending from prior year levels in favor of reducing debt. This decision was predicated on volatile natural gas prices, high drilling costs, inflated acquisition prices and the impact of the September 11th attacks on an already faltering economy. As the year progressed, improving prices and declining drilling costs allowed us to continue to build financial flexibility and ramp-up capital spending. Accordingly, we have increased drilling activity in all of our regions and currently project to spend approximately $1 billion on exploration, development and acquisition activities this year, up from our initial projection of approximately $600 million. Even with increased capital spending this quarter, we reduced debt by $42 million and debt (including preferred interest of subsidiaries, net of cash and marketable securities) as a percentage of capitalization fell to 33.5 percent, well ahead of our initial goal for the year and our lowest quarter-end level in nearly 20 years.

     Third quarter production was down slightly from the second quarter as the impact from increased drilling activity in the third-quarter was hampered by the impact of Hurricane Isidore. Hurricane Isidore forced us to shut-in all of our Gulf of Mexico production for five days in September and reduced third quarter average daily production by 4,000 barrels of oil equivalent (boe) per day.

     Year-to-date oil and gas production, on a boe basis, was slightly higher this year than last year. The increase was driven by the Repsol and Fletcher Challenge acquisitions in late March 2001, in Egypt and Canada respectively, coupled with successful drilling results at Ladyfern field in Canada. These increases more than offset the impact of decreased capital spending in 2002. Daily oil and gas production, on a boe basis, was seven percent lower this quarter from the same quarter last year as a result of the impact of restricted capital spending in 2002, Isidore and property sales in late 2001, which were partially offset by successful results at Ladyfern and new discoveries in Egypt and Australia.

     Early in the fourth quarter, we were forced again to shut-in all of our Gulf of Mexico production when Hurricane Lili, a Category 4 storm, blew through the central Gulf. Our current production continues to be hampered by the damage wrought by Hurricane Lili and we are estimating a fourth-quarter impact of approximately 10,000 boe/d. We carry insurance, subject to normal deductibles, that covers both the physical damage and loss of production income, which will partially mitigate the financial impact of this hurricane.

     We are continuing our successful exploration program in the deepwater segment of our West Mediterranean Concession in Egypt. During the quarter, we announced our third consecutive deepwater natural gas discovery and are drilling a fourth well and planning a fifth before year-end. We also announced a new fault-block discovery on our Khalda Concession in Egypt.

     In early October 2002, we reported our fourteenth international discovery for the year, the South Simpson-1 in Australia. In China, our Zhao Dong project is proceeding on schedule. The newly constructed drilling platform was set in October in Bohai Bay. We expect to commence drilling by year-end, with initial production expected by mid-2003.

RESULTS OF OPERATIONS

Revenues

     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                        FOR THE QUARTER ENDED SEPTEMBER 30,    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------   --------------------------------------
                                                                   INCREASE                                 INCREASE
                                          2002          2001      (DECREASE)      2002          2001       (DECREASE)
                                      -----------   -----------   ----------   -----------   -----------   ----------
Revenues (in thousands):
   Natural gas......................  $   267,768   $   312,321       (14%)    $   791,906   $ 1,255,852       (37%)
   Oil..............................      377,437       341,537        11%       1,013,717       980,722         3%
   Natural gas liquids..............       10,712        12,630       (15%)         31,947        44,167       (28%)
                                      -----------   -----------                -----------   -----------
       Total........................  $   655,917   $   666,488        (2%)    $ 1,837,570   $ 2,280,741       (19%)
                                      ===========   ===========                ===========   ===========

Natural Gas Volume - Mcf per day:
   United States....................      492,165       618,729       (20%)        515,603       619,887       (17%)
   Canada...........................      316,307       341,951        (7%)        317,542       284,667        12%
   Egypt............................      117,781       104,444        13%         117,803        91,008        29%
   Australia........................      122,922       122,450        --          123,421       119,507         3%
   Argentina........................       11,250            --        --            7,931            --        --
                                      -----------   -----------                -----------   -----------
       Total........................    1,060,425     1,187,574       (11%)      1,082,300     1,115,069        (3%)
                                      ===========   ===========                ===========   ===========

Average Natural Gas price - Per Mcf:
   United States....................  $      3.13   $      2.77        13%     $      2.93   $      4.68       (37%)
   Canada...........................         2.29          3.36       (32%)           2.53          4.25       (40%)
   Egypt............................         4.06          3.68        10%            3.58          3.80        (6%)
   Australia........................         1.34          1.20        12%            1.29          1.21         7%
   Argentina........................         0.40            --        --             0.43            --        --
       Total........................         2.74          2.86        (4%)           2.68          4.13       (35%)

Oil Volume - Barrels per day:
   United States....................       52,510        56,831        (8%)         54,255        58,244        (7%)
   Canada...........................       25,231        26,568        (5%)         25,178        25,936        (3%)
   Egypt............................       42,319        42,808        (1%)         43,540        37,447        16%
   Australia........................       30,462        27,162        12%          30,297        21,684        40%
   Argentina........................          621            --        --              627            --        --
                                      -----------   -----------                -----------   -----------
       Total........................      151,143       153,369        (1%)        153,897       143,311         7%
                                      ===========   ===========                ===========   ===========

Average Oil price - Per barrel:
   United States....................  $     27.81   $     25.56         9%     $     24.59   $     26.24        (6%)
   Canada...........................        25.98         20.08        29%           22.80         20.44        12%
   Egypt............................        26.72         24.60         9%           24.14         25.75        (6%)
   Australia........................        27.55         24.77        11%           24.39         26.27        (7%)
   Argentina........................        26.67            --        --            23.15            --        --
       Total........................        27.14         24.21        12%           24.13         25.07        (4%)

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
     United States..................        6,745         7,335        (8%)          6,836         7,599       (10%)
     Canada.........................        1,336         1,346        (1%)          1,436         1,151        25%
                                      -----------   -----------                -----------   -----------
       Total........................        8,081         8,681        (7%)          8,272         8,750        (5%)
                                      ===========   ===========                ===========   ===========

Average NGL Price - Per barrel:
     United States..................  $     14.33   $     15.79        (9%)    $     14.48   $     18.18       (20%)
     Canada.........................        14.82         15.97        (7%)          12.58         20.53       (39%)
       Total........................        14.41         15.81        (9%)          14.15         18.49       (23%)

Natural Gas Revenues

     Third quarter natural gas production decreased 11 percent, compared to the same period last year, reducing our natural gas revenues by $32 million. The decline was driven primarily by our strategic decision to curtail capital spending during 2002. The U.S. production was also impacted by property sales in late 2001 and Isidore, which forced us to shut-in all of our Gulf of Mexico production for 5 days. Partially offsetting the impact of lower 2002 drilling activity were production increases in Canada at Ladyfern and in Egypt due to an active drilling program at Khalda and Khalda Offset, an aggressive workover campaign at South Umbarka and additional production at Ras Kanayes. Natural gas prices declined four percent reducing natural gas revenues an additional $13 million.

     Approximately 11 percent of our third-quarter 2002 and 10 percent of our third-quarter 2001 domestic natural gas production was subject to long-term fixed-price physical contracts. These contracts reduced our 2002 and increased our 2001 worldwide realized price by $.02 and $.03 per Mcf, respectively. As discussed in Note 3 of the Notes to Consolidated Financial Statements, we closed all of our derivative positions during October and November 2001. Amortization from the unwind of these derivative positions increased reported gas prices by $.06 per Mcf during the third quarter of 2002. During the third quarter of 2001, the net result of derivative instruments increased the Company's realized gas price by $.19 per Mcf.

     Year-to-date natural gas production decreased three percent, compared to the same period last year, reducing our natural gas revenues by $24 million. Production rates in the U.S. were lower for the reasons discussed above. Production increased in Canada and Egypt as a result of acquisitions and subsequent drilling activity on properties acquired in late March 2001 and successful drilling results at the Ladyfern field in Canada. Natural gas prices declined 35 percent reducing natural gas revenues by an additional $440 million.

     Approximately 11 percent of our first nine month's 2002 and 2001 domestic natural gas production was subject to long-term fixed-price physical contracts. These contracts reduced our 2002 and 2001 worldwide realized price by $.01 and $.16 per Mcf, respectively. During the first nine months of 2002 and 2001, the net result of derivative instruments increased worldwide gas prices by $.07 and $.05 per Mcf, respectively.

Crude Oil Revenues

     Oil production decreased one percent in the third quarter 2002 compared to the same period last year, reducing our oil revenues by $6 million. As discussed previously, production was impacted by our strategic decision to curtail capital spending in 2002. North America's production was also reduced by the disposition of heavy oil properties in Canada and downtime associated with Isidore in the U.S., as discussed above. Partially offsetting the decrease was increased production in Australia where we realized a full quarter of production from the Simpson field and first production from the Gibson and South Plato wells. Realized oil prices increased $2.93 per barrel contributing $41 million to our oil revenues.

     As mentioned above, we closed all of our derivative positions during October and November 2001. Amortization from the unwind of our derivative positions increased reported prices by $.22 per barrel during the third quarter of 2002. During the third quarter of 2001, realized losses from hedging positions negatively impacted the Company's realized oil price by $.47 per barrel.

     Year-to-date oil production increased seven percent over the same period last year, contributing $70 million to oil sales. Production in Australia increased as a result of initial production from Simpson, Gibson and South Plato. Egypt's production increased due to the acquisition and subsequent drilling activity on properties we acquired late in the first quarter of 2001. These increases more than offset the impact of the curtailed capital spending in 2002, the disposition of heavy oil properties in Canada in late 2001, and downtime associated with Isidore in the U.S. Realized oil prices decreased $.94 per barrel, reducing oil sales by $37 million.

     Amortization from the unwind of our derivative positions increased oil prices by $.12 per barrel during the first nine months of 2002. During the first nine months of 2001, realized losses from hedging positions negatively impacted our realized oil price by $.57 per barrel.

Operating Expenses

     The table below details our expenses.

                                                           FOR THE QUARTER ENDED          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ----------------------------      ---------------------------
                                                          2002             2001             2002            2001
                                                       -----------      -----------      -----------      ----------
                                                                               (In millions)
Depreciation, depletion and amortization (DD&A):
  Oil and gas property and equipment.............      $    194         $    200         $    586         $    554
  Other assets...................................            15               17               45               44
International impairments........................            --               --                5               65
Lease operating costs (LOE)......................           117              102              343              293
Gathering and transportation costs...............            10                8               29               26
Severance and other taxes........................            15               17               45               58
General and administrative (G&A).................            26               23               79               66
Financing costs, net.............................            28               28               84               92
                                                       --------         --------         --------         --------

       Total.....................................      $    405         $    395         $  1,216         $  1,198
                                                       ========         ========         ========         ========

Depreciation, Depletion and Amortization

     Full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future developmental costs. On an equivalent barrel basis, full-cost DD&A expense increased $.21 per barrel of oil equivalent (boe), from $6.05 per boe in the third quarter of 2001 to $6.26 per boe in 2002. This increase was primarily due to higher average service costs over the last twelve months, that contributed to higher drilling and finding costs in the U.S., plus transfers of unevaluated costs to the full-cost pool since the third quarter 2001. The DD&A rate for the U.S. increased $.27 per boe from $6.74 per boe, to $7.01 per boe. U.S. DD&A accounts for almost half of our full-cost DD&A expense. For the first nine months, our full-cost DD&A expense increased $.26 per boe to $6.27 per boe, compared to the same period last year, for the reasons discussed above.

Impairments

     During the second quarter of 2001, we recorded a $65 million impairment ($41 million after-tax) of unproved property costs in Poland and China.

     During the first quarter of 2002, we recorded a $5 million impairment ($3 million after tax) of unproved property costs in Poland. No impairment was recorded in the second and third quarter of 2002. At September 30, 2002, Apache had $28 million in unproved property costs remaining in Poland. We will continue to evaluate our operations, which may result in additional impairments.

Lease Operating Costs

     LOE costs increased 14 percent when compared to the third quarter of 2001. Increased repairs and maintenance on offshore platforms and facilities in the Gulf Coast Region combined with increased workover activity in Canada and Egypt led to the increase in costs. On an equivalent barrel basis, LOE increased $.69 per boe to $3.79. Sixty-eight percent of the increase on a boe basis is attributable to the increase in costs while the remaining increase is the result of lower production.

     LOE costs increased 17 percent in the first nine months of 2002, compared to the same period last year, for the reasons discussed above in addition to increased workover activity in the Gulf Coast Region and the additional costs related to Canadian and Egyptian properties acquired late in the first quarter 2001. On an equivalent barrel basis, LOE increased 15 percent to $3.67. The increase in the LOE rate related to higher costs was slightly offset by increased production.

Gathering and Transportation Costs

         As a result of the consensus on Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", third party gathering and transportation costs have been reported as an operating cost instead of a reduction of revenues as previously reported. This change increases revenues and expenses by the same amount with no impact on income attributable to common stock.

Severance and Other Taxes

     Severance and other taxes decreased $2 million in the third quarter of 2002 when compared to the prior-year quarter, due primarily to a decline in property and other taxes in Canada. The third quarter of 2001 included $2 million in Saskatchewan resource surtax due to Canadian acquisitions. In addition, a decline in U.S. severance taxes, attributable to lower U.S. oil and gas production and associated revenues was largely offset by an increase in Australian severance taxes associated with higher production and prices. Severance and other taxes decreased $13 million in the first nine months of 2002 compared to the same period last year due to lower U.S. oil and gas production revenues and for the reasons discussed above.

General and Administrative Expenses

     Third quarter G&A expense was $3 million, or $.13 per boe, higher than the comparable 2001 quarter. The higher 2002 boe rate is related to both higher expenses and lower relative production. Unexpected expenses relating to employee separation, litigation and amendments to our stock option plans coupled with higher overall insurance costs accounted for 62 percent of the increase in rate, with the balance production driven. Similarly, the 2002 year-to-date rate of $.84 per boe was $.12 higher than the equivalent 2001 period.

Financing Costs, Net

     Net financing costs for the third quarter of 2002 were flat compared to the prior-year quarter. Gross interest expense decreased $5 million due primarily to a lower average outstanding debt. This decrease was offset by a $5 million decrease in capitalized interest driven by a decrease in the unproved property balance. Had financing costs included preferred interests of subsidiaries, they would have increased $1 million from the third quarter of 2001.

     For the first nine months of 2002, net financing costs decreased eight percent compared to the same period last year. Gross interest decreased $21 million due to lower average outstanding debt coupled with a lower average effective rate. The impact of this decrease on net financing cost was partially offset by a $14 million decrease in capitalized interest due to a lower unproved property balance. Had financing costs included preferred interests of subsidiaries, they would have increased $2 million from the comparable 2001 period.

OIL AND GAS CAPITAL EXPENDITURES

                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ------------------------------------
                                                                            2002                    2001
                                                                         ------------            ------------
                                                                                    (In thousands)
          Exploration and development:
              United States..........................................    $  232,372              $   567,865
              Canada.................................................       192,216                  326,571
              Egypt..................................................       114,335                   86,846
              Australia..............................................        64,559                   67,167
              Other International*...................................        21,448                    7,861
                                                                         ----------              -----------

                                                                         $  624,930              $ 1,056,310
                                                                         ==========              ===========

          Capitalized Interest.......................................    $   30,493              $    44,388
                                                                         ==========              ===========

          Gas gathering, transmission and processing facilities......    $   23,905              $     3,016
                                                                         ==========              ===========

          Acquisitions:
              Oil and gas properties.................................    $   29,855              $   817,849
              Gas gathering, transmission and processing facilities..            --                  129,000
              Goodwill...............................................            --                  197,200
                                                                         ----------              -----------
                                                                         $   29,855              $ 1,144,049
                                                                         ==========              ===========

         * Includes reimbursement from the Chinese government in 2001 for previously paid costs.

     In March 2001, we completed the acquisition of substantially all of Repsol YPF's (Repsol) oil and gas concession interests in Egypt for approximately $447 million in cash, subject to normal post closing adjustments. The properties include interests in seven Western Desert concessions and had estimated proved reserves of 66 million barrels of oil equivalent (MMboe) as of the acquisition date. We previously held interests in five of the seven concessions.

     In March 2001, we also completed the acquisition of certain subsidiaries of Fletcher Challenge Energy (Fletcher) for approximately $465 million in cash and
1.8 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $55.49 per share), subject to normal post closing adjustments. The transaction included properties located primarily in Canada's Western Sedimentary Basin. Estimated proved reserves totaled 120.8 MMboe as of the acquisition date. Apache assumed a liability of $103 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.

CAPITAL RESOURCES

     Our primary cash needs are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt and payment of dividends. We fund our exploration and development activities primarily through internally generated cash flows. We budget capital expenditures based upon projected cash flows and we routinely adjust our capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. We cannot accurately predict future oil and gas prices.

Net Cash Provided by Operating Activities

     Our net cash provided by operating activities during the first nine months of 2002 totaled $1.0 billion, a decrease of 35 percent from $1.5 billion in the first nine months of 2001. This decrease was due to lower oil and gas revenues as a result of lower realized oil and gas prices as compared to last year, and to a lesser extent, the impact of increases in LOE.

Preferred Interests of Subsidiaries

     During 2001, several of our subsidiaries issued a total of $443 million ($441 million, net of issuance costs) of preferred stock and limited partner interests to unrelated institutional investors. These funds were used to pay down debt which increased Apache's available borrowing capacity. We pay a weighted average return to the investors of 123 basis points above the prevailing LIBOR interest rate. These subsidiaries are consolidated in the accompanying financial statements. For the nine months of 2002, the subsidiaries paid $10 million to investors, which is reflected as Preferred Interests of Subsidiaries on the Statement of Consolidated Operations.

Debt

     In April 2002, we issued $400 million principal amount, $397 million net of discount, of senior unsecured 6.25-percent notes maturing on April 15, 2012. The notes are redeemable, as a whole or in part, at our option, subject to a make-whole premium. The proceeds were used to repay a portion of our outstanding commercial paper and for general corporate purposes.

     On June 3, 2002, we entered into a new $1.5 billion global credit facility to replace our existing global and 364-day credit facilities. The new global credit facility consists of four separate bank facilities: a $750 million 364-day facility in the United States; a $450 million five-year facility in the United States; a $150 million five-year facility in Australia; and a $150 million five-year facility in Canada. The financial covenants of the global credit facility require us to: (i) maintain a consolidated tangible net worth, plus the aggregate amount of any non-cash write-downs, of at least $2.2 billion as of September 30, 2002, adjusted for subsequent earnings, (ii) maintain an aggregate book value for assets of Apache and certain subsidiaries, as defined, on an unconsolidated basis of at least $2 billion as of September 30, 2002, and
(iii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. We were in compliance with all financial covenants at September 30, 2002.

     The five-year facilities are scheduled to mature on June 3, 2007 and the 364-day facility is scheduled to mature on June 1, 2003. The 364-day facility allows us to convert outstanding revolving loans at maturity into one-year term loans. We may request extensions of the maturity dates subject to approval of the lenders. At our option, the interest rate is based on (i) the greater of (a) The JPMorgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent, (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by our senior long-term debt rating, or (iii) in the case of the U.S. $450 million five-year facility, a margin that is determined by competitive bids from participating banks. At September 30, 2002, the margin over LIBOR for committed loans was .30 percent on the five-year facilities and .32 percent on the 364-day facility. If the total amount of the loans borrowed under all of the facilities equals or exceeds 33 percent of the total facility commitments, then an additional .125 percent will be added to the margins over LIBOR. We also pay a quarterly facility fee of .10 percent on the total amount of each of the five-year facilities and .08 percent on the total amount of the 364-day facility. The facility fees vary based upon our senior long-term debt rating.

     The $450 million U.S. five-year facility and the $750 million U.S. 364-day credit facility are used to support our commercial paper program.

Series C Preferred Stock

     On May 15, 2002, we completed the mandatory conversion of our Series C Preferred stock into approximately 6.2 million common shares.

LIQUIDITY

     We had $167 million in cash and cash equivalents on hand at September 30, 2002, an increase of $132 million from December 31, 2001. Our ratio of current assets to current liabilities at September 30, 2002 was 1.69 compared to 1.34 at December 31, 2001.

     We had $85 million in short-term securities (U.S. Government Agency Notes) at September 30, 2002, which matured on October 15 and were used to reduce debt.

     We believe that cash on hand, net cash generated from operations, short-term investments and unused committed borrowing capacity under the global credit facility will be adequate to satisfy our financial obligations and liquidity needs. As of September 30, 2002, our available borrowing capacity under the global credit facility was $1.2 billion.


CHINA

     Apache China Corporation LDC was sued in an arbitration by Texaco China, B.V. in September 2001. Texaco China later added Apache Bohai Corporation LDC to the arbitration. The arbitration covers Texaco's claims for damages arising out of Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco. Apache China and Apache Bohai deny any liability. Apache Bohai filed suit in federal district court, contending there is no right to arbitration. The district court denied Apache's claim. Apache has filed with the federal court of appeals to have the trial court's opinion reviewed and reversed. That matter is currently pending, as is the arbitration.


FUTURE TRENDS

     Our objective is to build a company of lasting value by pursuing profitable growth through a combination of drilling and acquisitions. Our investment decisions are subjected to strict rate of return criteria and generally fall in the categories identified below, depending on which phase of the price and cost cycle we may be in. Those categories include:

         -   exploiting our existing property base;

         -   acquiring properties to which we can add value; and

         -   drilling high-potential exploration prospects.

Exploiting Existing Asset Base

     We seek to maximize the value of our existing asset base by increasing production and reserves while reducing operating costs per unit. In order to achieve these objectives, we rigorously pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions and discoveries over the last few years, we have an abundant inventory of exploitation opportunities.

Acquiring Properties to Which We Can Add Incremental Value

     We seek to purchase reserves at appropriate prices by generally avoiding auction processes, where we are competing against other buyers, and timing our acquisitions to avoid the peak of the price cycle. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. Inflated acquisition prices since early 2001 caused us to sideline any significant acquisition activities.

Investing in High-Potential Exploration Prospects

     We seek to concentrate our exploratory investments in a select number of international areas and to become one of the dominant operators in those regions. We believe that these investments, although higher-risk, offer potential for attractive investment returns and significant reserve additions. Our international investments and exploration activities are a significant component of our long-term growth strategy. They complement our domestic operations, which are more development oriented.

     As we entered 2002, natural gas prices were extremely volatile and the impact of the September 11th attacks on an already faltering economy had created uncertainty over demand for oil and gas. In order to maximize our financial flexibility and preserve our "A-credit ratings", we curtailed our capital expenditure plans by over half from prior year levels in favor of reducing debt. A combination of debt reduction and strong earnings reduced our debt, including preferred interests of subsidiaries and net of cash and marketable securities, as a percentage of capitalization from 36.9 percent at year end 2001 to 33.5 percent at September 30, 2002. Strong commodity prices along with lower oilfield service costs enabled us to increase drilling activity while continuing to build financial flexibility in the third quarter. Accordingly, we have increased drilling activity in all of our regions and currently project to spend approximately $1 billion on exploration, development and acquisition activities this year, up from our initial projection of approximately $600 million.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Major market risk exposure continues to be the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United States and Canadian natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable.

     Apache sells all of its Egyptian crude oil and natural gas to the Egyptian General Petroleum Corporation (EGPC) for U.S. dollars. Weak economic conditions in Egypt continue to impact the timeliness of receipts from EGPC; however, the situation has not deteriorated since year-end and Apache continues to receive payments.

     The U.S. and Canadian energy markets continue to evolve into a single energy market. In light of this continuing transformation, we adopted the U.S. dollar as our functional currency in Canada, effective October 1, 2002. The U.S. dollar is now the functional currency for all of our foreign operations.

     The information set forth under "Commodity Risk", "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference. Information about market risks for the nine months ended September 30, 2002 does not differ materially except for "Interest Rate Risk".

     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 85 percent of the Company's debt. At September 30, 2002, total debt included $300 million of floating-rate debt. As a result, Apache's annual interest costs in 2002 will fluctuate based on short-term interest rates on approximately 15 percent of its total debt outstanding at September 30, 2002. Additionally, our preferred interests of subsidiaries of $436 million is subject to fluctuations in short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating interest rate, including our preferred interests in subsidiaries, (approximately 20 basis points) would be approximately $1.5 million.

ITEM 4 - CONTROLS AND PROCEDURES

     Apache's certifying officers evaluated the effectiveness of our disclosure controls and procedures within the last 90 days preceding the date of this report. Based on that review and as of the date of that evaluation, these officers found the company's disclosure controls to be adequate, providing effective means to insure that we timely and accurately disclose the information we are required to disclose under applicable laws and regulations. We also made no significant changes in internal controls or any other factors that could affect our internal controls since our most recent internal controls evaluation.

ITEM 5 - OTHER INFORMATION

     During the quarterly period covered by this filing, the company's Audit Committee approved the engagement of Ernst & Young for the following new or continuing non-audit services: tax services, services in connection with registration statements, consultation relating to new or changing rules, acquisition and divestiture assistance, incentive compensation plan consultation, litigation support, and computer systems security review.

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

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.1  -  Apache Corporation 401(k) Savings Plan, effective
                           August 1, 2002.

                  10.2  -  Apache Corporation Money Purchase Retirement Plan,
                           dated August 1, 2002.

                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

                  99.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.

           (b)    Reports filed on Form 8-K

                  There were no current reports on Form 8-K filed by Apache during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APACHE CORPORATION



Dated:    November 13, 2002              /s/ Roger B. Plank
                                         --------------------------------------
                                         Roger B. Plank
                                         Executive Vice President and Chief
                                         Financial Officer



Dated:    November 13, 2002              /s/ Thomas L. Mitchell
                                         --------------------------------------
                                         Thomas L. Mitchell
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                                 CERTIFICATIONS



I, Roger B. Plank, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Apache Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Roger B. Plank
-----------------------------------
Roger B. Plank
Executive Vice President and Chief
Financial Officer



Date:  November 13, 2002

                                 CERTIFICATIONS


I, G. Steven Farris, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Apache Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ G. Steven Farris
--------------------------------------
G. Steven Farris
President, Chief Executive Officer and
Chief Operating Officer



Date:  November 13, 2002

                                 EXHIBIT INDEX


                  EXHIBIT
                  NUMBER   DESCRIPTION
                  ------   -----------
                  10.1  -  Apache Corporation 401(k) Savings Plan, effective
                           August 1, 2002.

                  10.2  -  Apache Corporation Money Purchase Retirement Plan,
                           dated August 1, 2002.

                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

                  99.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.