Form 10-K
period 2002-12-31
APACHE CORP
filed 2003-03-25
CIK 6769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002,
                                   OR


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

     Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

Aggregate market value of the voting and non-voting common
  equity held by non-affiliates of registrant as of June 28,
  2002......................................................   $8,212,561,395
Number of shares of registrant's common stock outstanding as
  of February 28, 2003......................................      153,850,136

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of registrant's proxy statement relating to registrant's 2003 annual meeting of stockholders have been incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I

  1.   BUSINESS....................................................    1
  2.   PROPERTIES..................................................   13
  3.   LEGAL PROCEEDINGS...........................................   13
  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13

                                 PART II

  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.........................................   13
  6.   SELECTED FINANCIAL DATA.....................................   14
  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS...................................   15
  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       RISK........................................................   29
  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   31
  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE....................................   32

                                PART III

 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   32
 11.   EXECUTIVE COMPENSATION......................................   32
 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT..................................................   32
 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   32
 14.   CONTROLS AND PROCEDURES.....................................   32

                                 PART IV

 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
       8-K.........................................................   33

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

                                     PART I

ITEM 1.BUSINESS

GENERAL

     Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, our exploration and production interests are focused in the Gulf of Mexico, the Gulf Coast, the Permian Basin, the Anadarko Basin and the Western Sedimentary Basin of Canada. Outside of North America we have exploration and production interests offshore Western Australia, offshore and onshore Egypt, offshore The People's Republic of China and onshore Argentina, and exploration interests in Poland. Our common stock, par value $1.25 per share, has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960. Through our website, http://www.apachecorp.com, you can access electronic copies of documents Apache files with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to these reports. Access to these electronic filings is available as soon as practicable after filing with the SEC.

     We hold interests in many of our U.S., Canadian and international properties through operating subsidiaries, such as Apache Canada Ltd., DEK Energy Company (DEKALB), Apache Energy Limited (AEL), Apache International, Inc., and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. We treat all operations as one line of business.

2002 RESULTS

     Apache posted a very good year. Rising prices and production within one percent of 2001's record levels combined to make 2002 our third best year in terms of earnings and cash flow. Strong financial performance coupled with curtailed capital spending enabled us to achieve our primary 2002 objective of enhancing our financial flexibility. Our conservative approach to capital spending through most of 2002 enabled us to further strengthen our balance sheet and maintain a senior unsecured long-term debt rating of A3 from Moody's, and A-from Standard and Poor's and Fitch rating agencies, all of which were reaffirmed by those agencies after the announcement of our largest acquisition to-date following year-end from BP p.l.c. (BP). Our 2002 income attributable to common stock totaled $544 million on total revenues of $2.6 billion, while cash provided by operating activities was $1.4 billion, a 28 percent decrease from 2001. Our average daily production for the year was 161 Mbbls of oil and natural gas liquids and 1,080 MMcf of natural gas.

     We increased our total reserves by four percent, compared with the end of 2001, resulting in 1,313 MMboe of estimated proved reserves at year-end, 51 percent of which were natural gas. Even though Apache did not pursue an active acquisition program for most of 2002, at the end of the year we began seeking acquisitions of additional properties. We completed two acquisitions of producing properties in Canada and one in South Louisiana, described below in the discussion of our U.S. and Canadian operations. In January 2003, we agreed to purchase properties from subsidiaries of BP in the Gulf of Mexico and in the North Sea offshore the United Kingdom for $1.3 billion (subject to normal closing adjustments and the exercise of preferential rights by third parties), which will be our largest acquisition to-date. The Company closed the Gulf of Mexico portion on March 13, 2003 at an adjusted price of $509 million, which has estimated proved reserves of 72.2 MMboe. The price was adjusted from the originally announced $670 million to account for the exercise of preferential rights by third parties involved in some of the properties (a reduction of $70 million), production and expenses since January 1, 2003, the effective date of the transaction, and other minor adjustments. The North Sea portion is expected to close early in the second quarter of 2003. The acquisition is being funded by a combination of proceeds from the equity offering we completed in January 2003, cash from our operations and debt.

     Per share results have been adjusted for the 10 percent common stock dividend paid on January 21, 2002, to our shareholders of record on December 31, 2001, and the five percent common stock dividend to be paid on April 2, 2003, to our shareholders of record on March 12, 2003. The stock dividends reflect our board of directors' belief that we can reward our shareholders while remaining focused on our primary objective of building Apache to last by achieving profitable growth.

OUR GROWTH STRATEGY

     Throughout our 48-year history, Apache has been and continues to be driven to grow. It is a constant pursuit and part of our culture. However, it is tempered by the desire to grow economically rather than to grow at any price.

     At this point in our progression we have developed our abilities to grow through drilling, through acquisitions, or through a combination of both, depending on what the environment gives us.

     As indicated in this section a year ago, early in 2002, we planned to reduce spending on both drilling and acquisition opportunities in favor of paying down debt and adding financial flexibility. This was not driven by a weak balance sheet (in fact our balance sheet was then among the strongest in our sector), it was driven by a highly uncertain industry and economic environment in which drilling costs were relatively high and prices, for natural gas in particular, were relatively low and extremely volatile. In addition, our assessment was that with reasonably priced properties unavailable for purchase, it was prudent to curtail capital expenditures and wait for better opportunities to present themselves.

     As drilling costs came down and product prices rose during 2002, Apache authorized incremental drilling and operating capital increases. For example, when quality properties became available in South Louisiana at year-end from a privately-held company at a reasonable price, we acted. Despite these drilling and acquisition capital increases, Apache's 2002 capital expenditures approximated half those of the prior year, driving a reduction in debt as a percent of capitalization. Using a strict definition to calculate debt as a percentage of capitalization, Apache's ratio dropped to 30 percent at year-end 2002 from 34 percent a year earlier. However, the strict measurement ignores two important considerations particular to Apache's situation. Our balance sheet includes preferred interests of subsidiaries ($437 million and $441 million at December 31, 2002 and 2001, respectively) which, although not debt, are redeemable under certain circumstances and, in our opinion, should be included in the calculation. We also occasionally have short-term investments and cash balances ($52 million and $139 million at December 31, 2002 and 2001, respectively), both of which are available to pay down debt and, in our opinion, should be subtracted from debt. Allowing for both of these factors, Apache's adjusted debt-to-capitalization ratio was 34 percent at year-end, higher than the strict formula, but below the comparable 37 percent ratio at the end of 2001. We believe this is a more conservative way of expressing this ratio.

     Apache's financial discipline paid off. Not only were our 2002 finding and acquisition costs quite competitive within our industry sector, our financial strength left us as the only publicly traded independent in the U.S. with a single-A rating by both Moody's and Standard and Poor's.

     Our strategy provided us with the financial wherewithal sufficient to pursue the asset acquisition from BP. This transaction took only 35 days from initial discussions on December 9, 2002 to the signing of a purchase and sale agreement and announcement on January 13, 2003. With completion of this purchase, Apache's production and reserve growth is virtually assured for 2003, if our assumptions regarding prices and the opportunities available on the BP properties are correct. Given the existing outlook for high commodity prices, we expect the BP acquisition to be accretive to both cash flow and earnings.

     Looking ahead, we will continue to pursue growth that is economic, whether it is through drilling, acquisitions, or both. Although we review industry conditions and our capital expenditures constantly, present conditions are quite attractive for both drilling and acquisitions and are likely to lead to increases in drilling and acquisition expenditures in 2003.

REVIEW OF COMPANY'S WORLDWIDE OPERATING AREAS

     Our portfolio approach provides diversity in terms of hydrocarbon mix (oil or gas), geologic risk and geographic location. In each of our core producing areas, we have built teams that have the technical knowledge, sense of urgency and the desire to wring more out of Apache's assets. Our local expertise also provides an advantage in day-to-day operations and when acquisition opportunities arise in our core areas.

     We currently have interests in seven countries: the United States, Canada, Egypt, Australia, China, Poland and Argentina. After closing the BP transaction, we will add a new core area, the U.K. North Sea. In the U.S., our exploration and production activities are divided into two regions: Gulf Coast and Central. In 2001, Apache had three domestic regions, which were reconfigured into the current two in April 2002. At year-end, approximately 78 percent of our estimated proved reserves were located in North America. Outside North America, our exploration and production activities are focused primarily in Egypt and Australia. Additionally, we have a development project underway in China that is expected to commence production in 2003, and we have a small production interest in Argentina. We also own exploration acreage in Poland.

     The table below sets out a brief comparative summary of certain 2002 data for our core geographic areas. More detailed information regarding the natural gas, oil, and natural gas liquids (NGLs) production and average prices received in 2002, 2001 and 2000 for the core geographic areas is available in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K. In addition, information concerning the amount of revenue, expenses, operating income (loss) and total assets attributable to each of the same geographic areas is set forth in Note 15, Supplemental Oil and Gas Disclosures (Unaudited), and Note 14, Business Segment Information, both in Item 15 of this Form 10-K.

                                                         12/31/02    PERCENTAGE                 2002
                                            2002        ESTIMATED     OF TOTAL      2002      GROSS NEW
                              2002       PRODUCTION       PROVED     ESTIMATED    GROSS NEW   PRODUCING
                           PRODUCTION      REVENUE       RESERVES      PROVED       WELLS       WELLS
                           (IN MMBOE)   (IN MILLIONS)   (IN MMBOE)    RESERVES     DRILLED    COMPLETED
                           ----------   -------------   ----------   ----------   ---------   ---------
Region/Country:

Gulf Coast...............     32.2        $  699.5         276.3        21.0%          56          41
Central..................     20.2           401.9         354.4        27.0          138         127
                             -----        --------       -------       -----        -----       -----
  Total U.S. ............     52.4         1,101.4         630.7        48.0          194         168
                             -----        --------       -------       -----        -----       -----
Canada...................     29.9           557.7         386.8        29.5          836         799
                             -----        --------       -------       -----        -----       -----
  Total North America....     82.3         1,659.1       1,017.5        77.5        1,030         967
                             -----        --------       -------       -----        -----       -----
Egypt....................     23.4           560.1         136.6        10.4           59          45
Australia................     18.2           334.0         145.2        11.1           25          10
China....................       --              --          11.3         0.9           --          --
Poland...................       --              --            --          --           --          --
Argentina................      0.7             6.5           1.9         0.1           --          --
                             -----        --------       -------       -----        -----       -----
  Total International....     42.3           900.6         295.0        22.5           84          55
                             -----        --------       -------       -----        -----       -----
  Total..................    124.6        $2,559.7       1,312.5       100.0%       1,114       1,022
                             =====        ========       =======       =====        =====       =====

     The following core area discussions include references to the 2003 Plan. These represent initial estimates only and will be reviewed and revised throughout the year in light of changing industry conditions.

  United States

     In the U.S. we completed one significant acquisition during the year with the purchase of 234,000 net acres in South Louisiana, holding estimated net proved reserves of 178 Bcf of gas equivalent, together with access to 849 square miles of 3-D seismic data and fee interests in most of the acreage, for $259 million. Anticipated net daily production from these properties is expected to approximate 55 MMcf of natural gas and 2,100 barrels of oil in 2003. The transaction was effective December 1, 2002. We also entered into a separate exploration joint venture with the seller under which the seller will generate exploration prospects on certain South Louisiana acreage for a total cost of $25 million over two years. The new properties are in our Gulf Coast region.

     Our curtailment of capital spending in the first half of the year did not stop us from having a busy year in the U.S.: we completed 168 out of 194 total wells and replaced 71 percent of our domestic production through drilling. A continuing goal is to drill quality prospects in and around our large domestic reserve and production bases.

     Gulf Coast -- The Gulf Coast region comprises our interests in and along the Gulf of Mexico, primarily in the areas in and offshore Louisiana and Texas. In 2002, the Gulf Coast region was our leading region for production volumes and revenues. This region performed 586 workover and recompletion operations during 2002 and completed 41 out of 56 total wells drilled. As of year-end 2002, Gulf Coast accounted for 21 percent of our estimated proved reserves. In 2003, we currently plan on spending approximately $350 million drilling an estimated 90 wells and continuing our production enhancement program and exploiting the properties acquired from BP in March 2003.

     Central -- The Central region includes assets in the Permian Basin of west Texas and New Mexico, the San Juan Basin of New Mexico, east Texas and the Anadarko Basin of western Oklahoma. At year-end 2002, the Central region accounted for 27 percent of our estimated proved reserves, the second largest in the company. During 2002, we participated in 138 wells, 127 of which were completed as productive wells, replacing 96 percent of the region's production from drilling. Apache performed 519 workovers and recompletions in the region during the year. In 2003, we currently plan to spend approximately $100 million drilling an estimated 200 wells and continuing our production enhancement programs.

     Marketing -- In July 1998, we entered into a gas purchase agreement with Cinergy Marketing and Trading, LLC (Cinergy) to market most of our U.S. natural gas production for a 10-year period, with an option by either party, after prior notice, to terminate after six years. We also agreed to work with Cinergy to develop terms for the marketing of most of our Canadian gas production. In December 1998, however, Apache and Cinergy agreed to postpone the negotiation of Canadian gas sales terms. During the period of the gas purchase agreement, we are generally obligated to deliver our domestic gas production to Cinergy and, under certain circumstances, may have to make payments to Cinergy if certain gas throughput thresholds are not met. All throughput thresholds have been met to date. The prices received for our gas production under this agreement are based on published indexes. Disputes have arisen between Cinergy and Apache concerning various matters, including Cinergy's claim to market our Canadian gas production. As a result, in September 2001, Cinergy commenced an arbitration proceeding seeking, among other things, specific performance to require us to sell our Canadian gas production to Cinergy or pay damages. We are disputing Cinergy's assertions (including their claim to market our Canadian production), filing a general denial and counterclaim against Cinergy for amounts arising from, among other things, an audit commenced in 2001. We do not believe the arbitration outcome will be material to our financial position or results of operations. We continue to market most of our U.S. gas production through Cinergy, although we are actively discussing with Cinergy our gas marketing arrangements and a resolution of our disputes.

     We used long-term, fixed-price physical contracts to lock in a portion of our domestic future natural gas production at a fixed price. These contracts represented approximately 11 percent of our 2002 domestic natural gas production. The contracts provide protection to the Company in the event of decreasing natural gas prices.

     We market our own U.S. crude oil with most of it sold through lease-level marketing to refiners, traders and transporters. Contracts are generally less than 30 days and renew automatically until canceled. The oil contracts provide for sales at specified prices, or at prices that change with market conditions.

  Canada

     Our exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta, British Columbia, Saskatchewan and the Northwest Territories. The region comprises 30 percent of our estimated proved reserves, the largest in the Company. We hold over four million net acres in Canada, the largest of the North American regions.

     2002 -- We completed two acquisitions in Alberta, Canada; purchasing properties in August from Burlington Resources affiliates with estimated proved reserves of 4.8 MMboe for $26 million and completing the purchase of properties from Canadian affiliates of ConocoPhillips in October with estimated proved reserves of 10.7 MMboe for $60 million. Canada was our most active region for drilling in 2002, with Apache participating in 836 gross wells, 799 of which were completed as producers. We also conducted 707 workover and recompletion projects. We replaced 144 percent of our Canadian production through drilling and another 54 percent through acquisition.

     2003 -- We currently plan to spend approximately $400 million drilling an estimated 900 wells, continuing the exploration program, the exploitation of the acquired properties and developing our gas processing infrastructure.

     Marketing -- Our Canadian natural gas sales include sales to supply aggregators, to whom we dedicate reserves, and direct sales to brokers and end-users in the United States and Canada. With the expansion of pipeline transport capacity out of Canada in recent years, Canadian prices have strengthened and become more closely correlated to United States domestic prices. To diversify our market exposure, we transport natural gas via our firm transportation contracts to California (12 MMcf/d), the Chicago area (40 MMcf/d), and Eastern Canada (2 MMcf/d), which are included in Note 11, under
Item 15 of this Form 10-K. Pursuant to an agreement entered into in 1994, we are also selling 5 MMcf/d of natural gas to the Hermiston Cogeneration Project, located in the Pacific Northwest of the United States. In 1996, we entered an agreement to sell 5 MMcf/d into Michigan over a 10-year term. In 2002, with the acquisition from ConocoPhillips, we entered into two agreements to sell 5 MMcf/d each into the Northeastern U.S. with one terminating in 2007 and the other in 2008, 3 MMcf/d to an Eastern Canadian Cogeneration project until 2011, and 5 MMcf/d to a broker netback pool until 2005. The prices we receive under these contracts are generally based on market indices.

     Oil and NGLs produced from our Canadian properties are sold to crude oil purchasers or refiners at market prices, which depend on worldwide crude prices adjusted for transportation and crude quality.

  Egypt

     In Egypt, our operations are generally conducted pursuant to production sharing contracts under which contractor partners pay all operating and capital costs for exploration and development. A percentage of the production, usually up to 40 percent, is available to the contractor group to recover operating and capital costs. The balance of the production is allocated between this contractor group and the Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis. Apache is the largest leaseholder and the most active driller in the Western Desert. Egypt is the country with our largest single acreage position. As of December 31, 2002, we held over 6.9 million net acres encompassing 13 concessions (12 operated). Apache is the largest producer of liquid hydrocarbons and the second largest producer of natural gas in the Western Desert and operates 11 percent of Egypt's daily oil and gas output.

     2002 -- Egypt accounted for 22 percent of production revenues on 19 percent of total production for the year and accounted for 10 percent of total proved reserves at December 31, 2002. During the year we increased production significantly in Egypt. Net oil production grew by 12 percent and net gas production by 28 percent over the prior year. The production growth occurred in most of our concessions, with the most significant increases being in the South Umbarka concession, where gross oil and condensate production increased from 2,520 b/d to 9,650 b/d (a 283 percent increase), and the Umbarka concession, where gross oil production increased from 1,277 b/d to 7,127 b/d or 458 percent. Also, three concessions (Ras Kanayes, Matruh, and Northeast Abu Gharadig) commenced production in 2002.

     Apache had an active onshore drilling program in Egypt, completing 45 of 55 gross wells, for a success rate of 82 percent. The onshore program was weighted more than 75 percent to development activity with the remaining to exploration drilling. Apache also drilled four successful exploration wells in the deepwater portion of the West Mediterranean block, including the first deepwater oil discovered in the Nile Delta at the El King-1X well. On March 4, 2003, we announced that the fifth deepwater well had successfully appraised the earlier discoveries. No reserves have been recorded to-date for the deepwater wells. Reserve recognition and proper scaling of the significant future development infrastructure are pending negotiation and completion of a sales contract for this gas with EGPC.

     Apache made six new field discoveries onshore in 2002. The most significant were Selkit 1X in the South Umbarka concession, which flowed 5,103 b/d from Kharita sands; Emerald 1X in the Ras El Hekma concession, which flowed 16.9 MMcf/d and 4,285 b/d of condensate from the AEB 6 sand; and the Tut 52 in the Khalda concession, which flowed 29.2 MMcf/d and 781 b/d of condensate from Khatatba sands. In addition to these larger discoveries, Apache also had three new field discoveries in its East Bahariya concession and drilled 10 consecutive successful development wells.

     2003 -- We currently plan to spend approximately $250 million to drill more than 100 wells and continue exploitation.

     Marketing -- In 1996, we and our partners in the Khalda Block entered into a take-or-pay contract with EGPC, which obligates EGPC to pay for 75 percent of 200 MMcf/d of future production of gas from the Khalda Block. In late 1997, the same partners entered into a supplement to the contract with EGPC to sell an additional 50 MMcf/d. In connection with our acquisition of interests from Repsol YPF (Repsol) in 2001, we acquired rights under an existing gas sales contract for 25 MMcf/d from the South Umbarka area. Gas sales from the contracts are based on a price that is the energy equivalent of 85 percent of the price of Suez Blend crude oil, FOB Mediterranean port. Sales of gas under the contract began in 1999 upon completion of a gas pipeline from the Khalda Block. In 2000, other producers agreed to accept a negotiated price with a group of industry players for an alternative gas pricing formula for certain quantities of gas purchased from them. This "Industry Pricing" is a sliding scale based on Dated-Brent crude oil with a minimum of $1.50 per MMbtu and a maximum of $2.65 per MMbtu. These latest agreements do not impact our existing gas sales contracts in the Khalda Block or at Qarun. However, we have entered into new gas sales contracts containing "Industry Pricing" at our Matruh, Ras Kanayes, Ras El Hekma, and Akik development leases.

     In Egypt, oil from the Qarun concession and other nearby Western Desert blocks is delivered by pipeline to tanks at the Dashour tank farm northeast of the Qarun Block. At the discretion of Arab Petroleum Pipeline Company, the operator of the SUMED pipelines, oil from the Qarun Block is pumped into the 42-inch diameter pipelines, which transport significant quantities of Egyptian and other crude oil from the Gulf of Suez to Sidi Kerir on the Mediterranean Coast. Alternatively, oil can be transported via pipeline owned by Petroleum Pipeline Company (PPC) to the Mostorad Refinery south of Cairo. In Egypt, all our oil production is sold to EGPC on a spot basis at a "Western Desert" price (indexed to Brent Crude Oil). We have the right to export our Egyptian crude oil production, however, EGPC has first call on the purchase of our Egyptian crude oil and has exercised this right. We expect EGPC to continue to exercise its call right. Deteriorating economic conditions during 2001 and 2002 in Egypt have lessened the availability of U.S. dollars, resulting in a one to two month delay in receipts from EGPC. While the delay in payment has not significantly improved or deteriorated in 2002, continuation of the hard currency shortage in Egypt could lead to further delays, deferrals of payment or non-payment in the future.

  Australia

     2002 -- We produced 18.2 MMboe in Australia (15 percent of our total) generating $334 million of production revenues. Estimated proved reserves in Australia were 11 percent of our year-end total. During the year we participated in drilling 25 wells, 10 completed as producers, and in five workover and recompletion projects.

     We had a successful exploration year in Australia, with discoveries at Double Island, Victoria, Pedirka, and Little Sandy in the first quarter of the year. Production from the Victoria, Pedirka, and Little Sandy oil fields commenced in November 2002, eight months from discovery, while the Double Island oil development began production in February 2003, 12 months after discovery. There were three additional discoveries over the remainder of the year at Hoover, South Simpson, and Endymion.

     On the development side, we had six new oil fields and one new gas field that commenced production during 2002 in the Carnarvon Basin offshore Western Australia. The Gibson and South Plato oil fields

(68.5 percent interest) were developed from a common facility and brought on-line in June 2002 at a combined initial average rate of 10,400 gross barrels of oil per day. The South Simpson oil field (68.5 percent interest) was placed on production in October at an average initial rate of 3,000 gross barrels of oil per day. The Victoria, Pedirka, and Little Sandy oil fields (68.5 percent interest) were developed from a common facility and commenced production in November at a combined average rate of 10,000 barrels of oil per day. The Endymion gas field (68.5 percent interest) commenced production in November at an average initial rate of 18 MMcf/d.

     2003 -- In February 2003, Apache brought the Double Island oil development (68.5 percent interest) on-line at an average rate of 8,000 barrels of oil per day. For 2003, we have budgeted expenditures of $100 million for an estimated 30 exploration wells, five development wells, and various production development, enhancement and other capital projects.

     Marketing -- In Australia we entered into two new gas sales contracts and extended two existing gas sales contracts during 2002, bringing our total to 25 contracts. In aggregate, we committed a further 655 Bcf for delivery. Under the largest contract, we will supply more than 600 Bcf over a 25-year period commencing in July 2005. Our total Australian delivery rates are expected to average approximately 100 MMcf/d in 2003. Generally, natural gas is sold in Western Australia by AEL under long-term contracts, many of which contain escalation clauses that provide for an annual increase in the contract price based on the Australian consumer price index. The contract price escalates at an average of 80 percent of the index. These contracts reduce gas price volatility in Australia.

  Other International

     We have exploration and production interests offshore China and in Argentina, and exploration interests in Poland.

     We are the operator, with a 24.5 percent interest, of the Zhao Dong Block in Bohai Bay, offshore China. In 1994 and 1995, discovery wells tested at rates between 1,300 and 4,000 b/d of oil. In early 1997, one well tested at rates up to 11,571 b/d of oil and another tested at rates up to 15,359 b/d. An overall development plan for the C and D Fields in the Zhao Dong Block was approved by Chinese authorities in December 2000. Work commenced in 2001 with the awarding of contracts for development drilling and the construction of production facilities in accordance with the approved overall development plan. We currently plan to spend an estimated $25 million this year. First production is expected in the second half of 2003.

     We obtained our first acreage position in Poland in 1997 when we assumed operatorship and a 50 percent interest in over 5.5 million gross acres from FX Energy, Inc. At year-end 2002, we had 1,353,307 net undeveloped acres in Poland. In 2002, we recorded additional impairments to our properties in Poland, as described in Item 7 of this Form 10-K. At December 31, 2002, the Company had $13 million of unproved property costs remaining. Apache is considering various alternatives for maximizing the value of the Poland assets, including sale to a third party. This evaluation may result in additional impairments in 2003.

     In 2001, we acquired exploration and production assets of Fletcher Challenge and Anadarko Petroleum in Argentina. After these transactions, we held interests in a number of blocks in Argentina's Neuquen basin. We are the operator, with a 100 percent interest, of the Lindero de Piedra and El Santiagueno Blocks. We also hold interests in the following blocks: Agua Salada (30 percent), Faro Virgenes (20 percent), CNQ-16 (seven percent) and CNQ-16A (25 percent). For the year, these interests held less than one percent of our proved reserves and generated small amounts of production and revenue. Our total net acreage in Argentina is 367,690 acres, with 324,790 developed and 42,900 undeveloped at year-end 2002. In light of the social and economic turmoil in Argentina, we have limited our investments. Hence, our 2003 Plan does not presently contemplate any drilling activity. Our staff will concentrate on identifying opportunities and strategies for growth that might be implemented in anticipation of improved political and economic conditions.

DRILLING STATISTICS

     Worldwide, in 2002, we participated in drilling 1,114 gross new wells, with 1,022 (92 percent) completed as producers. Canada was our most active region, drilling 836 gross new wells, 599 of which were shallow development wells drilled in the Hatton field. Canada's success rate was 96 percent. We also performed over 2,066 major workovers and recompletions during the year. Our drilling activities in the United States generally concentrate on exploitation of existing, producing fields rather than exploration. As a general matter, our international and Canadian drilling activities focus more on exploration drilling. In addition to our completed wells at year-end, we were participating in several wells that had not yet reached completion: four in the U.S. (2.5 net); three in Canada (2.1 net); nine in Egypt (7.2 net); and one in Australia (0.7 net).

     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

                                    NET EXPLORATORY             NET DEVELOPMENT             TOTAL NET WELLS
                               -------------------------   -------------------------   -------------------------
                               PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL
                               ----------   ----   -----   ----------   ----   -----   ----------   ----   -----
2002


United States................      3.0       3.5    6.5       92.8      17.1   109.9      95.8      20.6   116.4
Canada.......................     25.9      10.1   36.0      714.2      20.4   734.6     740.1      30.5   770.6
Egypt........................      7.7       7.0   14.7       32.3       6.0    38.3      40.0      13.0    53.0
Australia....................      6.3       7.6   13.9        1.3        --     1.3       7.6       7.6    15.2
Other International..........       --        --     --         --        --      --        --        --      --
                                  ----      ----   ----      -----      ----   -----     -----      ----   -----
       Total.................     42.9      28.2   71.1      840.6      43.5   884.1     883.5      71.7   955.2
                                  ====      ====   ====      =====      ====   =====     =====      ====   =====


2001


United States................      5.9       4.4   10.3      202.9      32.0   234.9     208.8      36.4   245.2
Canada.......................      0.7       7.0    7.7      348.4      17.2   365.6     349.1      24.2   373.3
Egypt........................      4.5       4.5    9.0       25.0       7.5    32.5      29.5      12.0    41.5
Australia....................      1.4       5.2    6.6        5.0       2.6     7.6       6.4       7.8    14.2
Other International..........       --       3.4    3.4        0.3        --     0.3       0.3       3.4     3.7
                                  ----      ----   ----      -----      ----   -----     -----      ----   -----
       Total.................     12.5      24.5   37.0      581.6      59.3   640.9     594.1      83.8   677.9
                                  ====      ====   ====      =====      ====   =====     =====      ====   =====


2000


United States................      5.8       9.1   14.9      201.0      41.6   242.6     206.8      50.7   257.5
Canada.......................      1.0       7.0    8.0       58.7      11.7    70.4      59.7      18.7    78.4
Egypt........................      5.0       5.8   10.8        9.7       1.6    11.3      14.7       7.4    22.1
Australia....................      1.4      13.7   15.1        4.3        --     4.3       5.7      13.7    19.4
Other International..........       --       0.9    0.9         --        --      --        --       0.9     0.9
                                  ----      ----   ----      -----      ----   -----     -----      ----   -----
       Total.................     13.2      36.5   49.7      273.7      54.9   328.6     286.9      91.4   378.3
                                  ====      ====   ====      =====      ====   =====     =====      ====   =====

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2002, is set forth below:

                                                      GAS             OIL            TOTAL
                                                 -------------   -------------   --------------
                                                 GROSS    NET    GROSS    NET    GROSS     NET
                                                 -----   -----   -----   -----   ------   -----
Gulf Coast.....................................    895     560     995     690    1,890   1,250
Central........................................  2,488   1,233   3,242   1,992    5,730   3,225
Canada.........................................  4,445   3,858   2,555   1,037    7,000   4,895
Egypt..........................................     23      21     201     185      224     206
Australia......................................      9       5      38      19       47      24
Argentina......................................     23       6      31      20       54      26
                                                 -----   -----   -----   -----   ------   -----
     Total.....................................  7,883   5,683   7,062   3,943   14,945   9,626
                                                 =====   =====   =====   =====   ======   =====

GROSS AND NET UNDEVELOPED AND DEVELOPED ACREAGE

     The following table sets out our gross and net acreage position in each country where we have operations.

                                                   UNDEVELOPED ACREAGE       DEVELOPED ACREAGE
                                                 -----------------------   ---------------------
                                                   GROSS         NET         GROSS        NET
                                                   ACRES        ACRES        ACRES       ACRES
                                                 ----------   ----------   ---------   ---------
United States..................................   1,092,822      632,970   2,116,100   1,232,026
Canada.........................................   3,225,171    2,493,056   2,686,271   1,853,500
Egypt..........................................   9,406,675    5,957,898   1,106,823     992,516
Australia......................................   8,518,240    4,179,110     467,770     274,470
China..........................................       5,314        2,657       5,911       1,448
Poland.........................................   1,471,524    1,353,307          --          --
Argentina......................................     191,418       42,900     520,572     324,790
                                                 ----------   ----------   ---------   ---------
     Total Company.............................  23,911,164   14,661,898   6,903,447   4,678,750
                                                 ==========   ==========   =========   =========

ESTIMATED PROVED RESERVES AND FUTURE NET CASH FLOWS

     As of December 31, 2002, Apache had total estimated proved reserves of 637 million barrels of crude oil, condensate and NGLs and 4.1 Tcf of natural gas. Combined, these total estimated proved reserves are equivalent to 1.3 billion barrels of oil or 7.9 Tcf of gas. The company's reserves have grown for the 17th consecutive year. Estimated proved developed reserves comprise 72 percent of our total estimated proved reserves on a boe basis.

     The Company's estimates of proved reserves and proved developed reserves at December 31, 2002, 2001 and 2000, changes in proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Footnote 15, Supplemental Oil and Gas Disclosures (Unaudited), in the Apache Corporation 2002 Consolidated Financial Statements of Item 15 of this Form 10-K.

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves that can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program is based. Proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

     Apache emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

     We engage an independent petroleum engineering firm to review our estimates of proved hydrocarbon liquid and gas reserves. While this firm doesn't evaluate our entire reserve base, they do concentrate on those reserves that represent a substantial percentage of the Securities and Exchange Commission (SEC) value. During 2002, 2001 and 2000, their review covered 68, 61 and 72 percent of the SEC value, respectively.

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

SUBSTANTIAL COSTS INCURRED TO CONFORM TO GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels, as well as by other countries in which we do business. We have made and will continue to make all necessary expenditures in our efforts to comply with the requirements of environmental and other regulations. Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs. Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights. These regulations affect our operations and limit the quantity of hydrocarbons we may produce and sell. In addition, at the U.S. federal level, the Federal Energy Regulatory Commission regulates interstate transportation of natural gas under the Natural Gas Act. Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

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

     We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. We are not aware of any environmental claims existing as of December 31, 2002, which would have a material impact upon our financial position or results of operations.

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

     Apache manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company also conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of our employees who are expected to devote a significant amount of time directly to any possible remediation effort. Our general policy is to limit any reserve additions to any incidents or sites that are considered likely to result in an expected remediation cost exceeding $100,000. Any environmental costs and liabilities not reserved are expensed when incurred. In our estimation, these expenses are not likely to have a material impact on our financial condition.

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

COMPETITION WITH OTHER COMPANIES COULD HARM US

     The oil and gas industry is highly competitive. Our business could be harmed by competition with other companies. Because oil and gas are fungible commodities, one form of competition is price competition. We strive to maintain the lowest finding and production costs possible in order to maximize profits. In addition, as an independent oil and gas company, we frequently compete for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with financial and other resources substantially larger than those we possess. Many of our competitors have established strategic long-term positions and maintain strong governmental relationships in countries in which we may seek new entry.

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

RISKS ARISING FROM THE FAILURE TO FULLY IDENTIFY POTENTIAL PROBLEMS RELATED TO ACQUIRED RESERVES OR TO PROPERLY ESTIMATE THOSE RESERVES

     One of our primary growth strategies is the acquisition of oil and gas properties. Although we perform a review of the acquired properties that we believe is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher-value properties and will sample the remainder. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates (see above). In addition, there can be no assurance that acquisitions will not have an adverse effect upon our operating results, particularly during the periods in which the operations of acquired businesses are being integrated into our ongoing operations.

INVESTORS IN OUR SECURITIES MAY ENCOUNTER DIFFICULTIES IN OBTAINING, OR MAY BE UNABLE TO OBTAIN, RECOVERIES FROM ARTHUR ANDERSEN WITH RESPECT TO ITS AUDITS OF OUR FINANCIAL STATEMENTS

     On March 14, 2002, our previous independent public accountant, Arthur Andersen LLP, was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. On June 15, 2002, a jury returned with a guilty verdict against Arthur Andersen following a trial. As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. On March 29, 2002, we decided not to engage Arthur Andersen as our independent auditors, and engaged Ernst & Young LLP to serve as our new independent auditors for 2002. However, included in this annual report on Form 10-K, are financial data and other information for 2001 and 2000 that were audited by Arthur Andersen. Investors in our securities may encounter difficulties in obtaining, or be unable to obtain, from Arthur Andersen with respect to its audits of our financial statements relief that may be available to investors under the federal securities laws against auditing firms.

ISSUES RELATED TO ARTHUR ANDERSEN LLP MAY IMPEDE OUR ABILITY TO ACCESS THE CAPITAL MARKETS

     In the unlikely event that the SEC ceases accepting financial statements audited by Arthur Andersen LLP, we would be unable to access the public capital markets unless Ernst & Young LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen. In addition, investors in any subsequent offerings for which we use Arthur Andersen's audit reports will not be entitled to recovery against Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any material misstatements or omissions in those financial statements. Furthermore, Arthur Andersen will be unable to participate in the "due diligence" process that would customarily be performed by potential investors in our securities, which process includes having Arthur Andersen perform procedures to assure the continued accuracy of its report on our audited financial statements and to confirm its review of unaudited interim periods presented for comparative purposes. As a result, we may not be able to bring to the market successfully an offering of our securities in a timely and efficient manner. Consequently, our financing costs may increase or we may miss attractive market opportunities.

EMPLOYEES

     On December 31, 2002, we had 1,958 employees.

OFFICES

     Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2002, we maintained regional exploration and/or production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Beijing, China; Warsaw, Poland; and Buenos Aires, Argentina. We established an office in Aberdeen, Scotland early in 2003.

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

ITEM 2.PROPERTIES

     For information on our domestic and international properties, see the discussions in Item 1 of this Form 10-K under Review of Company's Worldwide Operating Areas as identified by country. For tables setting out a description of our drilling activities, well counts and acreage positions, see the information in Item 1 under Drilling Statistics, Productive Oil and Gas Wells and Gross and Net Undeveloped Acreage.

ITEM 3.LEGAL PROCEEDINGS

     See the information set forth under the caption "Commitments and Contingencies" in Note 11 to our financial statements under Item 15 of this Form 10-K.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Apache common stock, par value $1.25 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding our common stock for 2002 and 2001. Prices were obtained from the New York Stock Exchange Composite Transactions Reporting System; however, the per share prices and dividends shown in the following table have been adjusted to reflect the 10 percent and five percent stock dividends described below and have been rounded to the indicated decimal place.

                                                         2002                                    2001
                                         -------------------------------------   -------------------------------------
                                           PRICE RANGE     DIVIDENDS PER SHARE     PRICE RANGE     DIVIDENDS PER SHARE
                                         ---------------   -------------------   ---------------   -------------------
                                          HIGH     LOW     DECLARED      PAID     HIGH     LOW     DECLARED      PAID
                                         ------   ------   --------      -----   ------   ------   --------      -----
First Quarter..........................  $55.43   $42.25    $.095        $.095   $63.10   $46.93    $  --        $  --
Second Quarter.........................   57.23    50.07     .095         .095    57.84    41.60       --           --
Third Quarter..........................   57.13    42.92     .095         .095    47.09    33.12     .242           --
Fourth Quarter.........................   57.75    47.09     .095         .095    47.73    35.14     .095         .242

     The closing price per share of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 28, 2003 , was $65.28 ($62.17 adjusted for the five percent dividend). At February 28, 2003, there were 153,850,136 shares of our common stock outstanding (161,542,642 shares adjusted for the five percent stock dividend) held by approximately 8,000 shareholders of record and approximately 104,000 beneficial owners.

     We have paid cash dividends on our common stock for 36 consecutive years through December 31, 2002. During 2000, we implemented a change in the payment schedule for dividends on our common stock from a quarterly basis to an annual basis; however, we later implemented a return to a quarterly dividend payment schedule beginning in 2002. When, and if, declared by our board of directors, future dividend payments will depend upon our level of earnings, financial requirements and other relevant factors.

     In 1995, our board of directors adopted a stockholder rights plan to replace the former plan adopted in 1986. Under our stockholder rights plan, each of our common stockholders received a dividend of one "preferred stock purchase right" for each 1.155 outstanding shares of common stock (adjusted for the 10 percent and five percent stock dividends) that the stockholder owned. We refer to these preferred stock purchase rights as the "rights." Unless the rights have been previously redeemed, all shares of Apache common stock are issued with rights. The rights trade automatically with our shares of common stock. Certain triggering events will give the holders of the rights the ability to purchase shares of our common stock, or the equivalent stock of a person that acquires us, at a discount. The triggering events relate to persons or groups acquiring an amount of our common stock in excess of a set percentage, or attempting to or actually acquiring us. The details of how the rights operate are set out in our certificate of incorporation and the Rights

Agreement, dated January 31, 1996, between Apache and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.). Both of those documents have been filed as exhibits to this Form 10-K and you should review them to fully understand the effects of the rights. The purpose of the rights is to encourage potential acquirers to negotiate with our board of directors before attempting a takeover bid and to provide our board of directors with leverage in negotiating on behalf of our stockholders the terms of any proposed takeover. The rights may have certain anti-takeover effects. They should not, however, interfere with any merger or other business combination approved by our board of directors.

     In May 1999, we issued 140,000 shares of 6.5 percent Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (Series C Preferred Stock) in the form of seven million depositary shares each representing 1/50th of a share of Series C Preferred Stock. The depositary shares were traded on the New York Stock Exchange and the Chicago Stock Exchange. The Series C Preferred Stock was not subject to a sinking fund or mandatory redemption. In 2000, Apache bought back 75,900 depositary shares at an average price of $34.42 per share. The excess of the purchase price to reacquire the depositary shares over the original issuance price, $330,000, is reflected as a preferred stock dividend in the accompanying statement of consolidated operations. The remaining depositary shares converted into 6,554,865 shares of Apache common stock in 2002.

     On September 13, 2001, our board of directors declared a 10 percent dividend on our shares of common stock payable in common stock on January 21, 2002 to shareholders of record on December 31, 2001. Pursuant to the terms of the declared 10 percent stock dividend, we issued 13,070,068 shares of our common stock on January 21, 2002 to the holders of the 130,888,270 shares of common stock outstanding on December 31, 2002. No fractional shares were issued in connection with the stock dividend and cash payments totaling $891,132 were made in lieu of fractional shares.

     On December 18, 2002, our board of directors declared a five percent dividend on our shares of common stock payable in common stock on April 2, 2003 to shareholders of record on March 12, 2003. Pursuant to the terms of the declared five percent stock dividend, we expect to issue approximately 7,868,000 shares of our common stock on April 2, 2003 to the holders of the 153,867,875 shares of common stock outstanding on March 12, 2003. No fractional shares will be issued in connection with the stock dividend and we expect to make cash payments totaling approximately $1,347,000 in lieu of fractional shares.

     On January 22, 2003, in conjunction with the BP acquisition, the Company completed the public offering of 9.9 million shares of Apache common stock, including 1.3 million shares for the underwriters' over-allotment option, at $58.10 per share. Net proceeds after placement fees totaled approximately $554 million. The proceeds were used to repay indebtedness under our commercial paper program and money market lines of credit and to invest in short-term treasury-only money market funds and treasury notes to hold funds for the BP acquisition.

ITEM 6.SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2002, which information has been derived from the Company's audited financial statements. Our financial statements for the years 1998 through 2001 were audited by Arthur Andersen LLP, independent public accountants. For a discussion of the risks relating to Arthur Andersen's audit of our financial statements, please see discussion of risks related to Arthur Andersen in Item 1 of this Form 10-K, "Factors That May Affect Future Results -- Risks Relating to Arthur Andersen LLP." This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company's financial statements in Item 15 of this Form 10-K.

                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues...................  $2,559,873   $2,809,391   $2,301,978   $1,161,697   $  772,791
Income (loss) attributable to
  common stock...................     543,514      703,798      693,068      186,406     (131,391)
Net income (loss) per common
  share:
  Basic..........................        3.66         4.89         5.09         1.50        (1.16)
  Diluted........................        3.60         4.73         4.91         1.49        (1.16)
Cash dividends declared per
  common share...................         .38          .33          .18          .24          .24
BALANCE SHEET DATA
Total assets.....................   9,459,851    8,933,656    7,481,950    5,502,543    3,996,062
Long-term debt...................   2,158,815    2,244,357    2,193,258    1,879,650    1,343,258
Preferred interests of
  subsidiaries...................     436,626      440,683           --           --           --
Shareholders' equity.............   4,924,280    4,418,483    3,754,640    2,669,427    1,801,833
Common shares outstanding........     151,253      143,958      142,798      131,666      112,923

     For a discussion of significant acquisitions, refer to Note 3 to the Company's consolidated financial statements in Item 15 of this Form 10-K. During 1998, the Company recorded a $243 million pre-tax ($158 million net of tax) non-cash write-down of the carrying value of the Company's U.S. proved oil and gas properties in compliance with full-cost accounting rules (refer to Critical Accounting Policies in Item 7 of this Form 10-K).

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 2002, Apache reported another very satisfactory year of growth and progress in our mission to build Apache incrementally to last. We finished the year with strong results, the third-best year on a per-share basis over our 48-year history. Our strong cash flow provided us the flexibility to make necessary and appropriate investments in continuation of our long-term incremental growth strategy.

     On the back of a strong fourth quarter, we ended the year with a solid $544 million of net income attributable to common stock and $1.4 billion in cash from operating activities. We exited 2002 with our best quarter of the year and a strong financial position. Thirteen days into the new year, we announced the acquisition of $1.3 billion (subject to normal closing adjustments and the exercise of preferential rights by third parties) in properties from BP p.l.c.
(BP), setting the stage for an exciting 2003.

     Facing 2002 with the prospect of continued volatility in commodity prices, high service costs (including drilling, materials and contracted geophysical surveys) and unattractive acquisition prices, we exercised patience and discipline, restricting capital spending and focusing efforts on maintaining our competitive position by strengthening our balance sheet, growing our reserve base and maintaining production levels. As the year progressed, improving commodity prices and declining drilling costs placed us in an ideal position where we could continue increasing financial flexibility while simultaneously increasing capital spending, which we did beginning in the third quarter. Our worldwide capital expenditures for exploratory and development drilling of $860 million were 46 percent higher than our initial plan, but still well below the $1.3 billion we spent in 2001. Ultimately, this strategy manifested itself in lower drilling costs, one of the lowest debt-to-capitalization ratios in our peer group, and our 17th consecutive year of reserve growth, ending with 1.3 billion barrels of oil equivalent. It also left us positioned to acquire the BP properties in 2003 while maintaining our financial flexibility.

     Our capital expenditure reductions in the first half of 2002 were selective, both by region and by type of drilling. Rather than decrease exploration drilling, we increased it in the areas of Canada, Egypt, and Australia, all core producing areas that saw production growth in 2002. We had a successful exploration drilling program in 2002, reporting 16 discoveries worldwide. Production remained within one percent of prior-year levels despite our capital spending curtailment in the first half of the year and back-to-back hurricanes, which forced us to shut-in all of our Gulf of Mexico production for a brief period in late September and then again in early October.

     The foundation of Apache's strategy is a portfolio approach that was developed to provide diversity in terms of hydrocarbon product (oil or gas), geologic risk and geographic location. In 2002, 58 percent of our equivalent production came from outside the U.S., up from 51 percent in 2001. At year-end 2002, our reserves were 49 percent oil and 51 percent gas, compared with 47 percent and 53 percent at year-end 2001.

     In each of our core producing areas, our front line teams have the technical knowledge, sense of urgency and drive necessary to wring more value from Apache's assets. Building local expertise also provides a platform to compete and expand in our core areas through both operations and acquisitions. In the latter half of 2001, we felt that acquisition prices had reached exorbitant levels, relative to commodity prices, leading us to the sidelines until appropriate opportunities arose at reasonable prices, which began late in 2002. We spent approximately $355 million on acquisitions in 2002, compared with $1.2 billion in 2001 and $1.4 billion in 2000. The most significant of the 2002 activity came in December, when we announced the acquisition of properties in South Louisiana. As we have done in the past, and what has become a cornerstone of our acquisition strategy, we entered into hedges to protect the economics of the transaction, while at the same time preserving the potential for significantly higher gas realizations. See Note 4, in Item 15 of this Form 10-K.

     In January 2003, we announced that we had entered into a definitive agreement with BP to purchase producing properties in the North Sea and Gulf of Mexico for $1.3 billion (subject to normal closing adjustments and the exercise of preferential rights by third parties), the largest single acquisition in Apache's history. The acquisition from BP is significant in many respects: it extends our relationship to one of the world's premier integrated major oil companies; it adds production and reserves and a new exploitation portfolio in North America's strongest gas market; and it establishes a new core area in the North Sea, which fits our balanced-portfolio business model and further diversifies our reserves and production. The Gulf properties are synergistic with our existing properties and made Apache the fourth-largest producer and the second-largest acreage holder in Gulf of Mexico waters to 1,200 feet deep. We will also become the ninth-largest oil producer in the North Sea. The effective date of the transaction is January 1, 2003; the Gulf portion closed on March 13, 2003; the North Sea portion is projected to close early in the second quarter. The acquisition is being financed through a combination of internally generated funds, the issuance in January 2003 of common equity, and debt. A substantial portion of the oil and gas production for the first two years has been hedged to protect the acquisition economics and to maintain Apache's position as a reliable purchaser of major companies' assets as they rationalize their portfolios in the future.

     On January 22, 2003, in conjunction with the BP transaction, we completed a public offering of 9.9 million shares of common stock, including 1.3 million shares for the underwriters' over-allotment option, raising net proceeds of $554 million.

     After announcing the BP acquisition, all three rating agencies reaffirmed Apache's single-A credit ratings, a testament to our financial position, our conservative financial strategy, where we employ hedges to protect acquisition economics, and our three-pronged approach to finance large-scale transactions with internally generated funds, equity and debt.

     In December 2002, to recognize the Company's continued progress on both the financial and operational fronts, Apache's board of directors declared a special five percent common stock dividend payable on April 2,

2003, to shareholders of record on March 12, 2003. All of the share and per share information included in this filing has been adjusted to reflect this stock dividend.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Below, we have provided expanded discussion of our more significant accounting policies, estimates and judgments. We discussed the development, selection and disclosure of each of these with our audit committee. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. Additional accounting policies and estimates made by management are discussed in Results of Operations and in Note 1 of Item 15 of this Form 10-K.

  Full-Cost Method of Accounting for Oil and Gas Operations

     The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Under the successful-efforts method, cost such as geological and geophysical (G&G), exploratory dry holes and delay rentals are expensed as incurred where under the full-cost method these types of charges would be capitalized to their respective full-cost pool. In the measurement of impairment of oil and gas properties, the successful-efforts method of accounting follows the guidance provided in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method the net book value (full-cost pool) is compared to the future net cash flows discounted at 10 percent using commodity prices in effect at the end of the reporting period.

     We have elected to use the full-cost method to account for our investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Although some of these costs will ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. As a result, we believe that the full-cost method of accounting better reflects the true economics of exploring for and developing oil and gas reserves. Our financial position and results of operations would have been significantly different had we used the successful-efforts method of accounting for our oil and gas investments.

  Reserve Estimates

     Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

     Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the units-of-production method to amortize our oil and gas properties, the quantity of reserves could significantly impact our depreciation, depletion and amortization (DD&A) expense. Our oil and gas properties are also subject to a "ceiling" limitation based in part on the quantity of our proved reserves. Finally, these reserves are the basis for our supplemental oil and gas disclosures.

     We engage an independent petroleum engineering firm to review our estimates of proved hydrocarbon liquid and gas reserves. While this firm doesn't evaluate our entire reserve base, they do concentrate on those reserves that represent a substantial percentage of the Securities and Exchange Commission (SEC) value. During 2002, 2001 and 2000, their review covered 68, 61 and 72 percent of the SEC value, respectively.

  Bad Debt Expense

     We routinely assess the recoverability of all material trade and other receivables to determine their collectibility. Many of our receivables are from joint interest owners on properties of which we are the operator. Thus, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, our crude oil and natural gas receivables are typically collected within two months. In Egypt, however, we have experienced a gradual decline in the timeliness of receipts from Egyptian General Petroleum Corporation (EGPC). Deteriorating economic conditions during 2001 and 2002 in Egypt have lessened the availability of U.S. dollars, resulting in an additional one to two month delay in receipts from EGPC. Continuation of the hard currency shortage in Egypt could lead to further delays, deferrals of payment or non-payment in the future. We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.

  Asset Retirement Obligation

     The Company has significant obligations to remove tangible equipment and restore land or seabed at the end of oil and gas production operations. Apache's removal and restoration obligations are primarily associated with plugging and abandoning wells and removal and disposal of offshore oil and gas platforms. The estimated undiscounted costs, net of salvage value, of dismantling and removing these facilities are accrued over the production life of the oil and gas property. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as well as regulatory, political, environmental, safety and public relations considerations.

     In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 significantly changed the method of accruing for costs associated with the retirement of fixed assets an entity is legally obligated to incur. Primarily, the new statement requires the Company to record a separate liability for asset retirement obligations that represents the present value of the costs to be incurred. The separate liability is similar to our previous estimates in that the obligations are based on expected cost estimates and expected economic lives of the asset retirement that occurs many years in the future, but the new rule now requires additional discounting assumptions to be considered by management. Revisions to the asset retirement obligation recorded upon adoption of SFAS No. 143 can potentially result from changes in the assumptions used to estimate the cash flows required to settle the obligation. Potential changes include adjustments in estimated probabilities, amounts, and timing of the settlement, as well as changes in the legal requirements of an asset retirement obligation. Any such changes that result in upward and downward revisions in the estimated cash flows will adjust the liability and the related capitalized asset on a prospective basis. Apache adopted this statement effective January 1, 2003, as discussed in Note 2 of Item 15 of this Form 10-K.

  Income Taxes

     Oil and gas exploration and production is a global business. As a result, we are subject to taxation on our income in numerous jurisdictions. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

     We intend to permanently reinvest earnings from our international operations; therefore, we do not recognize deferred taxes on the unremitted earnings of our international subsidiaries. If it becomes apparent that some or all of the unremitted earnings will be remitted, we would then reflect taxes on those earnings.

  Derivatives

     Apache uses commodity derivative contracts on a limited basis to manage its exposure to oil and gas price volatility. Apache accounts for its commodity derivative contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Realized gains and losses from the Company's cash flow hedges, including terminated contracts, are generally recognized in oil and gas production revenues when the forecasted transaction occurs. The Company does not enter into derivative or other financial instruments for trading purposes. SFAS 133 requires that gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting be reported in current period income, rather than in the period in which the hedged transaction is settled. This may result in significant volatility to current period income.

     SFAS 133 is complex and subject to a potentially wide range of interpretations in its application. As such, in 1998 the FASB established the Derivative Implementation Group (DIG) task force specifically to consider and to publish official interpretations of issues arising from the implementation of SFAS 133. The potential exists for additional issues to be brought under review, therefore, if subsequent interpretations of SFAS 133 are different than our current policy, it is possible that our policy, as stated above, would be modified.

RESULTS OF OPERATIONS

  Acquisitions and Divestitures

     In 2002, we elected to exercise patience on the acquisition front, waiting for the frenzy that drove acquisition prices to unreasonable levels to ebb. We focused our attention on managing our financial structure by building equity and paying down debt so we would be in a position to act quickly when attractive assets became available at reasonable prices. Our oil and gas acquisitions in 2002 totaled approximately $350 million, adding 49 MMboe to our reserve base, far short of the $880 million and $1.3 billion we expended during 2001 and 2000, respectively, which added 213 MMboe and 254 MMboe of proved reserves. In addition, the acquisitions added $3 million, $146 million and $94 million of production, processing and transportation facilities in 2002, 2001 and 2000, respectively, and $197 million of goodwill in 2001. These acquisitions strengthened our position in core areas and provided promising prospects for future exploration and development activities. We will continue our strategy of finding additional reserves on the acquired properties and accelerating the production of those already identified while endeavoring to lower costs.

     In connection with our 2002 South Louisiana acquisition, we entered into costless-collar hedges to protect Apache from the potential for falling gas prices and to protect the economics of the transaction. These hedges are consistent with some of our 2001 and 2000 acquisitions whereby we entered into and assumed fixed-price commodity swaps and costless-collars that protected Apache from falling commodity prices. This enabled us to better predict the financial performance of our acquisitions.

     Note that, in light of the uncertainty of how the collapse of Enron Corp. would impact the derivatives markets, we closed all of our derivatives positions in October and November 2001, most of which were associated with prior acquisitions, recognizing a net gain of $10 million. A net gain of $24 million was recognized in 2002 and a $4 million net loss will be recognized in 2003 as the originally hedged volumes are produced. These, as well as the unwinding of our gas price swaps associated with advances from gas purchasers, increased the Company's average natural gas price by $.04 per Mcf during 2002, $.09 per Mcf during 2001 and $.05 per Mcf during 2000. They increased our average crude oil price by $.15 per bbl during 2002, and reduced our average crude oil price by $.42 per bbl during 2001 and $1.62 per bbl during 2000.

     We routinely evaluate our property portfolio and divest those that are marginal or no longer fit into our strategic growth program. We divested $7 million, $348 million and $26 million of properties during 2002, 2001 and 2000, respectively.

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

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
Revenues (in thousands):
  Natural gas............................................  $1,130,692   $1,521,959   $1,107,486
  Oil....................................................   1,383,749    1,246,384    1,149,028
  Natural gas liquids....................................      45,307       54,616       52,319
                                                           ----------   ----------   ----------
     Total...............................................  $2,559,748   $2,822,959   $2,308,833
                                                           ==========   ==========   ==========
Natural Gas Volume -- Mcf per day:
  United States..........................................     503,310      615,341      544,703
  Canada.................................................     329,344      298,424      130,485
  Egypt..................................................     122,655       95,918       47,464
  Australia..............................................     117,802      116,943      107,894
  Argentina..............................................       7,276          648           --
                                                           ----------   ----------   ----------
     Total...............................................   1,080,387    1,127,274      830,546
                                                           ==========   ==========   ==========
Average Natural Gas Price -- Per Mcf:
  United States..........................................  $     3.15   $     4.15   $     4.02
  Canada.................................................        2.74         3.81         3.65
  Egypt..................................................        3.71         3.51         4.51
  Australia..............................................        1.28         1.22         1.34
  Argentina..............................................         .42         1.20           --
     Total...............................................        2.87         3.70         3.64
Oil Volume -- Barrels per day:
  United States..........................................      53,009       58,501       56,521
  Canada.................................................      25,220       25,895       14,720
  Egypt..................................................      43,772       39,238       27,745
  Australia..............................................      30,361       23,548       15,551
  Argentina..............................................         617          117           --
                                                           ----------   ----------   ----------
     Total...............................................     152,979      147,299      114,537
                                                           ==========   ==========   ==========
Average Oil Price -- Per barrel:
  United States..........................................  $    25.31   $    24.39   $    27.85
  Canada.................................................       23.46        19.22        22.25
  Egypt..................................................       24.65        23.59        27.81
  Australia..............................................       25.17        23.89        29.99
  Argentina..............................................       23.90        17.90           --
     Total...............................................       24.78        23.18        27.41
NGL Volume -- Barrels per day:
  United States..........................................       6,691        7,679        6,030
  Canada.................................................       1,756        1,272        1,204
                                                           ----------   ----------   ----------
     Total...............................................       8,447        8,951        7,234
                                                           ==========   ==========   ==========
Average NGL Price -- Per barrel:
  United States..........................................  $    15.29   $    16.60   $    20.04
  Canada.................................................       12.41        17.45        18.36
     Total...............................................       14.69        16.72        19.76

  Natural Gas Revenues

     Consolidated natural gas revenues declined $391 million in 2002, consistent with an $.83 per Mcf decline in the weighted-average realized price for natural gas and a four percent decline in production. The price decline reduced revenues by $342 million, while lower gas production reduced revenues by another $49 million. The production decline was concentrated in the U.S., with declines of 21 percent and 13 percent in the Gulf Coast and Central regions, respectively. Capital curtailments, property sales in late 2001 and back-to-back hurricanes in September and October 2002 contributed to the production decline in the U.S. Collectively, Canada, Egypt, Australia and Argentina saw a 13 percent increase in natural gas production. Canada's increase was the result of previous acquisitions and subsequent drilling activity, coupled with successful results at Ladyfern, which offset natural decline at Zama. Egypt's increase also came from previous acquisition and subsequent drilling activity. See Note 3 of Item 15 of this 10-K for further discussion of acquisition and divestiture activity.

     A 36 percent increase in our natural gas production contributed $390 million to 2001 revenues. Canada's increase was primarily driven by our acquisition of producing properties from Phillips Petroleum Company (Phillips) in December 2000 and Fletcher Challenge in March 2001 as well as strong exploration and development results from the Ladyfern area. A full year of production from the properties we acquired from Occidental Petroleum Corporation (Occidental) in August 2000 and Collins & Ware, Inc. (Collins & Ware) in June 2000 helped boost our domestic production by 13 percent, while properties acquired from Repsol helped double our Egyptian production. See Note 3 of Item 15 of this Form 10-K for further discussion of acquisition and divestiture activity.

     We have used long-term, fixed-price physical contracts to lock in a small portion of our domestic future natural gas production. The contracts provide protection to the Company in the event of decreasing natural gas prices and represented approximately 11 percent of our 2002 and 2001 domestic natural gas production. In 2002, these contracts positively impacted our average realized price in by $.01 per Mcf. Historically high prices in the first half of 2001 resulted in a negative impact of $.06 per Mcf in that year. Additionally, substantially all of our natural gas production sold in Australia is subject to long-term fixed-price contracts.

  Crude Oil Revenues

     Oil revenues improved $137 million in 2002 with both a higher realized price and higher production. The weighted-average realized price for oil improved $1.60 per barrel, adding $86 million to oil revenues, while oil production gains added another $51 million. The price improvement was across-the-board, while production gains of 29 percent and 12 percent occurred in Australia and Egypt, respectively. The Legendre, Simpson and Gibson/South Plato developments drove Australia's gain, while Egypt's increase was related to the Repsol acquisition and subsequent drilling. U.S. production declined nine percent related to natural decline, back-to-back hurricanes in late September and early October and property sales. See Note 3 of Item 15 of this Form 10-K for further discussion of acquisition and divestiture activity.

     Our crude oil revenues increased in 2001 despite a 15 percent drop in the average realized price, as crude oil production increased 29 percent. The acquisition and subsequent exploitation of properties acquired from Repsol, in March 2001, contributed to a 41 percent increase in our year-over-year Egyptian production. Strong results on properties acquired from Fletcher Challenge in March 2001 and Phillips in December 2000 helped us increase our Canadian oil production by 76 percent. We also had success on the drilling front, increasing our Australian production by nearly 51 percent with successful development of the Legendre, Gipsy/North Gipsy and Simpson fields.

  Operating Expenses

     The table below presents a detail of our expenses.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
Depreciation, depletion and amortization:
  Oil and gas property and equipment........................  $  784    $  760    $  548
  Other assets..............................................      60        61        36
International impairments...................................      20        65        --
Lease operating costs.......................................     462       405       254
Gathering and transportation costs..........................      38        35        19
Severance and other taxes...................................      63        70        59
General and administrative expenses.........................     105        89        76
Financing costs, net........................................     113       118       106
                                                              ------    ------    ------
     Total..................................................  $1,645    $1,603    $1,098
                                                              ======    ======    ======

  Depreciation, Depletion and Amortization

     Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs. During 2002, our full-cost DD&A per boe increased by $.24 to $6.29, the result of higher finding costs and estimates of future costs necessary to extract reserves. During 2001, full-cost DD&A expense increased by $.30 to $6.05 per boe, reflecting higher finding costs and negative reserve revisions associated with declining prices.

     Depreciation on other assets remained flat in 2002 after increasing $25 million in 2001 associated with additional facilities acquired from Fletcher Challenge and Repsol in March 2001 and the amortization of goodwill. In connection with the adoption of a new accounting principle effective January 1, 2002, we no longer amortize our goodwill. Instead, it is assessed for periodic impairment, as discussed in the impairment section below.

  Impairments

     We periodically assess all of our unproved properties for possible impairment based on geological trend analysis, dry holes or relinquishment of acreage. When an impairment occurs, costs associated with these properties are generally transferred to our proved property base where they become subject to amortization. In some of our international exploration plays, however, we have not yet established proved reserves. As such, any impairments in these areas are immediately charged to earnings. During 2001, we impaired a portion of our unproved property costs in Poland and China by $65 million ($41 million after-tax). In 2002, we impaired an additional $20 million in Poland ($12 million after-tax). At December 31, 2002, the Company had $13 million of unproved property costs remaining in Poland. We are continuing to evaluate our operations in Poland, which may result in additional impairments in 2003.

     As discussed in Note 1 of Item 15 of this Form 10-K, goodwill is subject to a periodic fair-value-based impairment assessment beginning in 2002. Goodwill totals $189 million at December 31, 2002 and no impairment was recorded in 2002.

  Lease Operating Costs

     Lease operating costs (LOE) is generally comprised of several components; direct operating costs, repair and maintenance costs, workover costs and ad valorem costs. LOE is driven in part by the type of commodity produced, the level of workover activity and the geographical location of the properties. Oil is inherently more expensive to produce than natural gas. Workovers continue to be an important part of our strategy. They enable us to exploit our existing reserves by accelerating production and taking advantage of high pricing environments. Repair and maintenance costs are higher on offshore properties and in areas with plants and facilities.

     During 2002, LOE was $3.71 per boe, a $.49 increase from 2001. Higher absolute costs accounted for 94 percent, $.46 per boe, of this rate increase, with lower production accounting for the remaining $.03 per boe. We experienced higher absolute costs in the Gulf Coast region, Egypt and Canada. In the Gulf Coast region increased repairs and maintenance, related to both routine operations and hurricane repairs, generally higher costs on properties operated by others on offshore Gulf of Mexico properties and increased workover activity in the region, contributed to higher LOE. In Egypt, higher workover activity on the Khalda, South Umbarka and East Bahariya concessions drove up LOE. In Canada, the increased costs reflect the impact of the Fletcher, Conoco and Burlington acquisitions, which carry higher production costs than our other operations, and increased workover activity, with the heaviest activity at House Mountain, Hatton, Zama and Simonette fields. In 2001, LOE was $3.22 per boe, a $.56 increase from 2000. This increase was driven by our acquisitions of Canadian and offshore Gulf of Mexico oil properties, higher service costs and increased workover activity in the U.S. and Canada.

  Gathering and Transportation Costs

     During 2002, the Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Prior to adoption, amounts paid to third parties for transportation had been reported as a reduction of revenue instead of an increase in operating expenses. Recent property acquisitions and their associated transportation arrangements have increased the significance of transportation costs paid to third parties. For comparative purposes, previously reported transportation costs paid to third parties were reclassified as corresponding increases to oil and gas production revenues and operating expenses with no impact on income attributable to common stock.

  Severance and Other Taxes

     Severance and other taxes are comprised primarily of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia. Severance taxes, which are generally based on a percentage of oil and gas production revenues, decreased in 2002. The decrease reflects the impact of lower gas realizations in the U.S. and a higher percentage of total oil and gas production revenues generated from Egypt and Canada, core areas that are not subject to these taxes. Partially offsetting this decrease were higher severance taxes in Australia. The 2002 increase in Australia resulted from higher oil realizations and a change in the production mix. A higher portion of production was attributable to properties in provincial waters, such as Legendre and Harriet relative to production from federal waters.

     In 2001, severance taxes increased in line with our production-driven increase in oil and gas revenues and a higher effective production tax rate. Available incentives granted by the state of Oklahoma decline with rising commodity prices, increasing the effective tax rate. Also contributing to the 2001 increase is additional Canadian Large Corporation Tax, a component of Severance and Other Taxes, related to production from properties acquired from Fletcher in March 2001.

  General and Administrative Expenses

     Overall, general and administrative expenses (G&A) trended higher in 2002, rising $.13 to $.84 per boe. Thirty-eight percent of the increase is tied to rising medical costs, a sharp increase in premiums on business insurance policies renewed subsequent to the September 11, 2001 terrorist attacks and the addition of a sizeable political risk insurance package added in mid-2001. The remaining increase is related to non-recurring employee separation costs, a consequence of our region realignment in the U.S., higher outside legal support costs related to arbitration proceedings with our gas marketer, Cinergy and litigation with Predator (see Note 11 of this Form 10-K), costs associated with the implementation of and compliance with various sections of Sarbanes-Oxley, and a full year of expense related to additional staff and office costs incurred with the acquisition of Canadian subsidiaries of Fletcher during 2001.

     During 2001 absolute G&A increased as the size of our company grew from acquisitions. However, 2001 G&A on an equivalent-barrel basis declined 10 percent from 2000 to $.71 as the incremental production was added at a lower G&A rate.

  Financing Costs, Net

     Net financing costs decreased by five percent in 2002. The major components of net financing costs are interest expense and capitalized interest. Lower average debt outstanding during 2002 resulted in a decrease in interest expense of $23 million. A reduction in capitalized interest of $16 million, associated with lower unproved property balances, partially offset this decrease. Net financing costs increased 11 percent in 2001, related to higher average outstanding borrowings coupled with lower capitalized interest, partially offset by lower average effective interest rates. Our weighted-average cost of borrowing on December 31, 2002 was 6.3 percent compared to 5.9 percent on December 31, 2001. The rate is higher at year-end 2002 as a lower percentage of our debt is at floating rates, which carry a lower rate than fixed-rate debt.

OIL AND GAS CAPITAL EXPENDITURES

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2002        2001         2000
                                                            --------   ----------   ----------
                                                                      (IN THOUSANDS)
Exploration and Development:
  United States...........................................  $302,611   $  699,180   $  495,803
  Canada..................................................   258,191      410,345      135,627
  Egypt...................................................   171,160      127,603       84,949
  Australia...............................................    89,813       85,169       73,835
  Other international.....................................    38,409       20,838       18,077
                                                            --------   ----------   ----------
                                                            $860,184   $1,343,135   $  808,291
                                                            ========   ==========   ==========
Capitalized Interest......................................  $ 40,691   $   56,749   $   62,000
                                                            ========   ==========   ==========
Gas Gathering Transmission and Processing Facilities......  $ 32,155   $   28,759   $  121,294
                                                            ========   ==========   ==========
Acquisitions:
  Oil and gas properties..................................  $351,707   $  880,286   $1,324,427
  Gas gathering, transmission and processing facilities...     2,875      146,295       94,000
  Goodwill................................................        --      197,200           --
                                                            --------   ----------   ----------
                                                            $354,582   $1,223,781   $1,418,427
                                                            ========   ==========   ==========

     In 2002, Apache added 172.1 MMboe of proved reserves through acquisitions, drilling and revisions, replacing 138 percent of production.

     The preliminary capital expenditure budget for 2003 is approximately $1.3 billion (excluding acquisitions), including $850 million for North America. Preliminary North American capital expenditures include $350 million in the Gulf Coast region, $100 million in the Central region and $400 million in Canada. The Company has estimated its international capital expenditures in 2003 at $400 million. Capital expenditures will be reviewed periodically, and possibly adjusted throughout the year in light of changing industry conditions.

CASH DIVIDEND PAYMENTS

     Apache paid a total of $13 million in dividends during 2002 on its Series B Preferred Stock issued in August 1998 and its Series C Preferred Stock issued in May 1999. Dividends on the Series C Preferred Stock were paid through May 15, 2002, when the shares automatically converted to common stock (see Note 9 under Item 15 of this Form 10-K). Common dividends paid during 2002 rose 61 percent to $56 million, reflecting the increase in common shares outstanding and the higher common stock dividend rate. The Company has paid cash dividends on its common stock for 36 consecutive years through 2002. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors.

CAPITAL RESOURCES

     Apache's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of principal and interest on outstanding debt and payment of dividends. The Company funds its exploration and development activities primarily through internally generated cash flows and budgets capital expenditures based on projected cash flows. Apache routinely adjusts capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. The Company has historically utilized net cash provided by operating activities, debt, preferred interests of subsidiaries and equity as capital resources to obtain necessary funding for all other cash needs.

  Net Cash Provided by Operating Activities

     Apache's net cash provided by operating activities during 2002 totaled $1.4 billion, a decrease of 28 percent from 2001 driven by lower oil and gas production revenues and slightly higher operating expenses. Oil and gas production revenues fell with a 22 percent decline in gas prices, which was partially offset by a seven percent improvement in oil prices. The impact of lower gas production was partially offset by rising oil production. Net cash provided by operating activities during 2001 increased 26 percent to a record $1.9 billion from $1.5 billion in 2000. The primary reason for the increase is attributed to the additional oil and gas revenues from production on properties acquired during 2000 and 2001.

  Debt

     At December 31, 2002, Apache had outstanding debt of $280 million under its commercial paper program and uncommitted lines of credit and a total of $1.9 billion of other debt. This other debt included notes and debentures maturing in the years 2003 through 2096. Based on our current plan for capital spending and projections of debt and interest rates, interest payments on the Company's debt for 2003 are projected to be $157 million (using weighted-average balances for floating rate obligations).

     On June 3, 2002, Apache entered into a new $1.5 billion global credit facility to replace its existing global and 364-day credit facilities. The new global credit facility consists of four separate bank facilities: a $750 million 364-day facility in the United States; a $450 million five-year facility in the United States; a $150 million five-year facility in Australia; and a $150 million five-year facility in Canada. Loans under the global credit facility do not require the Company to maintain a minimum credit rating.

     The five-year facilities are scheduled to mature on June 3, 2007 and the 364-day facility is scheduled to mature on June 1, 2003. The 364-day facility allows the Company the option to convert outstanding revolving loans at maturity into one-year term loans. The Company may request extensions of the maturity dates subject to approval of the lenders.

     The Company has a $1.2 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper balances at December 31, 2002 and 2001 were classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under the U.S. five-year facility and the 364-day facility. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company's U.S. five-year credit facility and 364-day credit facility are available as a 100 percent backstop. The weighted-average interest rate for commercial paper was 1.85 percent in 2002 and
4.10 percent in 2001.

  Preferred Interests of Subsidiaries

     During 2001, several of our subsidiaries issued a total of $443 million ($441 million, net of issuance costs) of preferred stock and limited partner interests to unrelated institutional investors, adding to the Company's financial liquidity. We pay a weighted-average return to the investors of 123 basis points above the prevailing LIBOR interest rate. These subsidiaries are consolidated in the accompanying financial statements with the $437 million and $441 million at December 31, 2002 and 2001, respectively, reflected as preferred interests of subsidiaries on the balance sheet.

  Stock Transactions

     In December 2002, our board of directors declared a five percent stock dividend, payable on April 2, 2003, to shareholders of record on March 12, 2003. No fractional shares will be issued and cash payments will be made in lieu of fractional shares. In connection with the declaration of this stock dividend, a reclassification was made to transfer $396 million from retained earnings to common stock and additional paid-in-capital in the accompanying consolidated balance sheet.

     On May 15, 2002, we completed the mandatory conversion of our Series C Preferred Stock into approximately 6.6 million common shares.

     In September 2001, our Board of Directors declared a 10 percent stock dividend, which was paid on January 21, 2002, to shareholders of record on December 31, 2001. No fractional shares were issued and cash payments were made in lieu of fractional shares. In connection with the declaration of this stock dividend, a reclassification was made to transfer $545 million from retained earnings to common stock and additional paid-in-capital in the accompanying consolidated balance sheet.

     On January 22, 2003, we completed a public offering of approximately 9.9 million shares of common stock, including 1.3 million shares for the underwriters' over-allotment option, for net proceeds of $554 million.

LIQUIDITY

     During 2002, we strengthened our financial flexibility and continued to build upon the solid financial performances of previous years. We believe that cash on hand, net cash generated from operating activities, and unused committed borrowing capacity under our global credit facility will be adequate to satisfy future financial obligations and liquidity needs.

     As of December 31, 2002, available borrowing capacity under our global credit facility was $1.2 billion. We had $52 million in cash and cash equivalents on hand at December 31, 2002, an increase from $36 million at the prior year-end. In addition, the ratio of current assets to current liabilities increased from 1.34 at the end of last year to 1.44 at December 31, 2002.

     In August 2001, we purchased $116 million in U.S. Government Agency Notes and subsequently sold $13 million of the notes in 2001. Of the remaining balance, $17 million were designated as "available for sale" securities and were sold for approximately $17 million in January 2002. The remaining $86 million were designated as "held to maturity" and carried at amortized cost until they matured on October 15, 2002. The sales proceeds were used to pay down on our commercial paper balance.

     We have assumed various financial obligations and commitments in the normal course of operations. These contractual obligations represent known future cash payments that we are required to make and relate primarily to long-term debt, preferred interests of subsidiaries, operating leases, pipeline transportation commitments and international commitments. The Company expects to fund these contractual obligations with cash generated from operating activities. The following table summarizes the Company's contractual obligations as of December 31, 2002. Refer to the indicated footnote to the Company's consolidated financial statements under Item 15 of this Form 10-K for further information regarding these obligations.

                                 FOOTNOTE
    CONTRACTUAL OBLIGATIONS      REFERENCE     TOTAL        2003      2004      2005      2006       2007     THEREAFTER
-------------------------------  ---------   ----------   --------   -------   -------   -------   --------   ----------
                                                                     (IN THOUSANDS)
Long-term debt.................  Note 6      $2,158,815   $     --   $    --   $   830   $   274   $489,559   $1,668,152
Preferred interests of
  subsidiaries.................  Note 12        436,626         --        --        --        --         --      436,626
Operating leases and other
  commitments..................  Note 11        310,143    107,234    49,735    33,769    31,158     23,096       65,151
International lease
  commitments..................  Note 11         71,456     40,780    17,099     7,010     6,567         --           --
Exploration agreement..........  Note 11         25,000     12,500    12,500        --        --         --           --
Properties acquired requiring
  future payments to Occidental
  Petroleum Corporation........  Note 3          20,478     10,609     9,869        --        --         --           --
Operating costs associated with
  a pre-existing volumetric
  production payment of
  acquired properties..........  Note 3          13,879      4,502     3,770     3,047     2,530         30           --
                                             ---------------------------------------------------------------------------
    Total Contractual
      Obligations(a)...........              $3,036,397   $175,625   $92,973   $44,656   $40,529   $512,685   $2,169,929
                                             ===========================================================================

---------------

(a) Note that this table does not include the liability for dismantlement, abandonment and restoration costs of oil and gas properties. The Company currently includes such costs in the amortizable base of its oil and gas properties. Effective with adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, the Company recorded a separate liability for the fair value of this asset retirement obligation. See Note 2 under Item 15 of this Form 10-K for further discussion.

     Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess any impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. As discussed in more detail in Footnote 11 under Item 15 of this Form 10-K, Apache's management feels that it has adequately reserved for its contingent obligations.

     Upon closing of our acquisition of the North Sea properties, Apache will assume BP's abandonment obligation for those properties and such costs were considered in determining the purchase price. The purchase of the properties, however, does not relieve BP of its liabilities if Apache does not satisfy the abandonment obligation. Although not currently required, to ensure Apache's payments of these costs, Apache agreed to deliver a letter of credit to BP if the rating of our senior unsecured debt is lowered by both Moody's and Standard and Poor's from the Company's current ratings of A3 and A-, respectively. Any such letter of credit would be in an amount equal to the net present value of future abandonment costs of the North Sea properties as of the date of any such ratings change. If Apache is obligated to provide a letter of credit, it will expire if either rating agency restores its rating to the present level. The initial letter of credit amount would be $282 million. This amount represents the letter of credit requirement through March 2004, and will be negotiated annually based on Apache's future abandonment obligation estimates. In addition, under Apache's long-term oil physical sales contract with BP, related to the BP acquisition, Apache may be required to post margin if the mark-to-market exposure, as defined, exceeds the credit threshold limits.

     In addition to the letter of credit requirements covering BP's abandonment obligations, our liquidity could be further impacted by a downgrade of the credit rating for our senior unsecured long-term debt by Standard and Poor's to BBB- or lower and by Moody's to Baa3 or lower; however, we do not believe that such a sharp downgrade is reasonably likely. If our debt were to receive such a downgrade, our subsidiaries that issued the preferred interests described in
Note 12 under Item 15 of this Form 10-K could be in violation of their covenants which may require them to redeem some of the preferred interests as noted. In addition, generally under our commodity hedge agreements, Apache may be required to post margin or terminate outstanding positions if the Company's credit ratings decline significantly.

OFF-BALANCE SHEET ARRANGEMENTS

     Apache does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or any other purpose. Any future transactions involving off-balance sheet arrangements will be scrutinized and disclosed by the Company's management.

FUTURE TRENDS

     Apache's strategy is to increase its oil and gas reserves, production, cash flow and earnings through a balanced growth program that involves:

     - exploiting our existing asset base;

     - acquiring properties to which we can add incremental value; and

     - investing in high-potential exploration prospects.

     Apache's present plans are to increase 2003 worldwide capital expenditures for exploratory and development drilling to approximately $1.3 billion from $860 million in 2002. We will continue to monitor commodity prices and adjust our capital expenditures accordingly. We will also continue to evaluate and pursue acquisition opportunities should they become available at reasonable prices.

  Exploiting Existing Asset Base

     Apache seeks to maximize the value of our existing asset base by increasing production and reserves while reducing operating costs per unit. In order to achieve these objectives, we rigorously pursue production enhancement opportunities such as workovers, recompletions and moderate-risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. We expended a lot of effort in 2002 identifying exploitation opportunities which, when combined with our South Louisiana property purchase and our acquisition from BP, give us a large inventory at a time of high commodity prices.

  Acquiring Properties to Which We Can Add Incremental Value

     Apache seeks to purchase reserves at appropriate prices by generally avoiding auction processes where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. Exorbitant acquisition prices caused Apache to sideline its 2002 acquisition activities early in the year until appropriate opportunities arose at reasonable prices, which began at the end of the year.

  Investing in High-Potential Exploration Prospects

     Apache seeks to concentrate its exploratory investments in a select number of international areas and to become the dominant operator in those regions. We believe that these investments, although generally higher-risk, offer potential for attractive investment returns and significant reserve additions. Our international investments and exploration activities are a significant component of our long-term growth strategy. They complement our North American operations, which are more development oriented.

     A critical component in implementing our three-pronged growth strategy is maintenance of significant financial flexibility. All three rating agencies recently reaffirmed "A-credit ratings" on Apache's senior unsecured long-term debt, a testament to our conservative financial structure and commitment to preserving a strong balance sheet while building a solid foundation and competitive advantage with which to pursue our growth initiatives.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

     The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United

States and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Monthly oil price realizations ranged from a low of $18.85 per barrel to a high of $28.79 per barrel during 2002. Average gas price realizations ranged from a monthly low of $2.11 per Mcf to a monthly high of $3.62 per Mcf during the same period. Based on the Company's 2002 worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease revenues by $56 million. Based on the Company's 2002 worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease revenues by $39 million.

     If oil and gas prices decline significantly, even if only for a short period of time, it is possible that non-cash write-downs of our oil and gas properties could occur under the full-cost accounting rules of the Securities Exchange Commission (SEC). Under these rules, we review the carrying value of our proved oil and gas properties each quarter on a country-by-country basis to ensure that capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, and deferred income taxes, do not exceed the "ceiling." This ceiling is the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. The calculation of estimated future net cash flows is based on the prices for crude oil and natural gas in effect on the last day of each fiscal quarter except for volumes sold under long-term contracts. Write-downs required by these rules do not impact cash flow from operating activities.

     While we agree that costs on our balance sheet should be written down if they exceed the value of our reserves, the valuation methodology currently prescribed is, in the Company's opinion, flawed. For purposes of the test, except where there are long-term contracts, the price used to calculate the present value of reserves is that price in effect on the last day of the quarter. As earlier indicated, this is a highly volatile price and one that often has little to do with long-term value. We have pointed this out in discussions with the SEC and will continue to work to resolve this important issue.

     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes. As indicated in Notes 3 and 4 under
Item 15 of this Form 10-K, the Company entered into several derivative positions in conjunction with the South Louisiana acquisition in December 2002 and following year-end, with the acquisition from BP. These positions were entered into to preserve our strong financial position in a period of cyclically high gas and oil prices and were designated as cash flow hedged at anticipated production.

     At December 31, 2002, the Company had natural gas commodity collars with a negative fair value of $4 million. A 10 percent increase in gas prices would change the fair values of the gas collars by $(5) million. A 10 percent decrease in gas prices would change the fair values of the gas collars by $5 million. The model used to arrive at the fair values for the commodity collars is based on a third-party option pricing model. Changes in fair value, assuming 10 percent price changes, assume non-constant volatility with volatility based on prevailing market parameters at December 31, 2002. The natural gas and crude oil fixed-price swaps and crude oil fixed-price physical contracts entered into during the first quarter 2003 involved substantially more oil and gas volumes than the 2002 collars. For additional detail on our 2003 derivative positions, refer to Notes 3 and 4 of Item 15 of this Form 10-K.

     We sell all of our Egyptian crude oil and natural gas to the EGPC for U.S. dollars. Deteriorating economic conditions in Egypt during 2001 and 2002 have lessened the availability of U.S. dollars resulting in a one to two month delay in receipts from EGPC. Continuation of the hard currency shortage in Egypt could lead to further delays, deferrals of payment or non-payment in the future.

INTEREST RATE RISK

     Approximately 85 percent of the Company's debt is issued at fixed interest rates, minimizing the Company's exposure to fluctuations in short-term interest rates. At December 31, 2002, the Company had $317 million of floating-rate debt and $437 million of preferred interests of subsidiaries, both of which are subject to fluctuations in short-term interest rates. A 10 percent change in the floating interest rate (approximately 22 basis points) on these year-end balances, would be approximately $2 million. The Company did not have any open derivative contracts relating to interest rates at December 31, 2002 or 2001.

FOREIGN CURRENCY RISK

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Australian gas production is sold under fixed-price Australian dollar contracts and over half the costs incurred are paid in Australian dollars. Revenue and disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date. Prior to October 1, 2002, reported cash flow from Canadian operations was measured in Canadian dollars and converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. The majority of Apache's debt in Canada is denominated in U.S. dollars and, as such, was adjusted for differences in exchange rates at each period end. This unrealized adjustment was recorded as other revenues (losses). In light of the continuing transformation of the U.S. and Canadian energy markets into a single energy market, we adopted the U.S. dollar as our functional currency in Canada, effective October 1, 2002. A 10 percent strengthening of the Australian and Canadian dollar will result in a foreign currency net loss of approximately $31 million. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 2002, or 2001.

FORWARD-LOOKING STATEMENTS AND RISK

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Company's control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions and other uncertainties, all of which are difficult to predict.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-54 of this Form 10-K, and are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The financial statements for the fiscal year ended December 31, 2002, included in this report, have been audited by Ernst & Young LLP, independent public auditors, as stated in their audit report appearing herein. The financial statements for the fiscal years ended December 31, 2001, and December 31, 2000, included in this report, have been audited by Arthur Andersen LLP, independent public accountants, as stated in their audit report appearing herein. Arthur Andersen has not consented to the inclusion of their audit report in this report. For a discussion of the risks relating to Arthur Andersen's audit of our financial statements, please see "Risks relating to Arthur Andersen LLP" in Item 1.

     Arthur Andersen's audit reports on our consolidated financial statements for each of the fiscal years ended December 31, 2001, and December 31, 2000, included elsewhere in this report, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and December 31, 2000, and through the date we dismissed Arthur Andersen LLP, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved by Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as set forth in applicable SEC regulations.

     We provided Arthur Andersen LLP with a copy of the above disclosures on April 2, 2002. In a letter dated April 2, 2002, Arthur Andersen confirmed its agreement with these statements.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Nominees for Election as Directors", "Continuing Directors", "Executive Officers of the Company", and "Securities Ownership and Principal Holders" in the proxy statement relating to the Company's 2003 annual meeting of stockholders (the Proxy Statement) is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table", "Option/SAR Exercises and Year-End Value Table", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Securities Ownership and Principal Holders" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Business Relationships and Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.CONTROLS AND PROCEDURES

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

     We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls, and may take other corrective action, if our reviews identify deficiencies or weaknesses in our controls.

                                    PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

      1. Financial Statements

      Report of management........................................   F-1
      Report of Independent Auditors..............................   F-2
      Reports of independent public accountants...................   F-3
      Statement of consolidated operations for each of the three
        years in the period ended December 31, 2002...............   F-4
      Statement of consolidated cash flows for each of the three
        years in the period ended December 31, 2002...............   F-5
      Consolidated balance sheet as of December 31, 2002 and
        2001......................................................   F-6
      Statement of consolidated shareholders' equity for each of
        the three years in the period ended December 31, 2002.....   F-7
      Notes to consolidated financial statements..................   F-8

      2. Financial Statement Schedules

        Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

3. Exhibits

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
   2.1    --    Agreement and Plan of Merger among Registrant, YPY
                Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                dated March 27, 1996 (incorporated by reference to Exhibit
                2.1 to Registrant's Registration Statement on Form S-4,
                Registration No. 333-02305, filed April 5, 1996).
   2.2    --    Purchase and Sale Agreement by and between BP Exploration &
                Production Inc., as seller, and Registrant, as buyer, dated
                January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January
                13, 2003, SEC File No. 1-4300).
   2.3    --    Sale and Purchase Agreement by and between BP Exploration
                Operating Company Limited, as seller, and Apache North Sea
                Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
                Form 8-K, dated January 13, 2003, SEC File No. 1-4300).
   3.1    --    Restated Certificate of Incorporation of Registrant, dated
                December 16, 1999, as filed with the Secretary of State of
                Delaware on December 17, 1999 (incorporated by reference to
                Exhibit 99.1 to Registrant's Current Report on Form 8-K,
                dated December 17, 1999, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
   3.2    --    Bylaws of Registrant, as amended May 2, 2002 (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, SEC File
                No. 1-4300).
   4.1    --    Form of Certificate for Registrant's Common Stock
                (incorporated by reference to Exhibit 4.1 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1995,
                SEC File No. 1-4300).
   4.2    --    Form of Certificate for Registrant's 5.68% Cumulative
                Preferred Stock, Series B (incorporated by reference to
                Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant's
                Current Report on Form 8-K, dated April 18, 1998, SEC File
                No. 1-4300).
   4.3    --    Form of Certificate for Registrant's Automatically
                Convertible Equity Securities, Conversion Preferred Stock,
                Series C (incorporated by reference to Exhibit 99.8 to
                Amendment No. 1 on Form 8-K/A to Registrant's Current Report
                on Form 8-K, dated April 29, 1999, SEC File No. 1-4300).
   4.4    --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                Statement on Form 8-A, dated January 24, 1996, SEC File No.
                1-4300).
  10.1    --    Credit Agreement, dated June 12, 1997, among Registrant, the lenders named therein, Morgan Guaranty Trust Company, as
                Global Documentation Agent and U.S. Syndication Agent, The
                First National Bank of Chicago, as U.S. Documentation Agent,
                NationsBank of Texas, N.A., as Co-Agent, Union Bank of
                Switzerland, Houston Agency, as Co-Agent, and The Chase
                Manhattan Bank, as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
  10.2    --    Form of Credit Agreement, dated as of June 3, 2002, among
                Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Bank of America, N.A. and Wachovia
                Bank, National Association, as U.S. Co-Syndication Agents,
                and Citibank, N.A. and Union Bank of California, N.A., as
                U.S. Co-Documentation Agents (excluding exhibits and
                schedules) (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-4300).
  10.3    --    Form of 364-Day Credit Agreement, dated as of June 3, 2002, among Registrant, the Lenders named therein, JPMorgan Chase
                Bank, as Global Administrative Agent, Bank of America, N.A.,
                as Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Bank of America, N.A. and BNP Paribas,
                as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New
                York Branch, and Societe Generale, as 364-Day
                Co-Documentation Agents (excluding exhibits and schedules)
                (incorporated by reference to Exhibit 10.3 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002, SEC File No. 1-4300).
  10.4    --    Credit Agreement, dated June 12, 1997, among Apache Canada
                Ltd., a wholly-owned subsidiary of the Registrant, the
                Lenders named therein, Morgan Guaranty Trust Company, as
                Global Documentation Agent, Royal Bank of Canada, as
                Canadian Documentation Agent, The Chase Manhattan Bank of
                Canada, as Canadian Syndication Agent, Bank of Montreal, as
                Canadian Administrative Agent, and The Chase Manhattan Bank,
                as Global Administrative Agent (incorporated by reference to
                Exhibit 10.2 to Registrant's Current Report on Form 8-K,
                dated June 13, 1997, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  10.5    --    Form of Credit Agreement, dated as of June 3, 2002, among
                Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global
                Administrative Agent, Bank of America, N.A., as Global
                Syndication Agent, Citibank, N.A., as Global Documentation
                Agent, Royal Bank of Canada, as Canadian Administrative
                Agent, The Bank of Nova Scotia and The Toronto-Dominion
                Bank, as Canadian Co-Syndication Agents, and BNP Paribas
                (Canada) and Bayerische Landesbank Girozentrale, as Canadian
                Co-Documentation Agents (excluding exhibits and schedules)
                (incorporated by reference to Exhibit 10.4 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002, SEC File No. 1-4300).
  10.6    --    Credit Agreement, dated June 12, 1997, among Apache Energy
                Limited and Apache Oil Australia Pty Limited, wholly-owned subsidiaries of the Registrant, the Lenders named therein,
                Morgan Guaranty Trust Company, as Global Documentation
                Agent, Bank of America National Trust and Savings
                Association, Sydney Branch, as Australian Documentation
                Agent, The Chase Manhattan Bank, as Australian Syndication
                Agent, Citisecurities Limited, as Australian Administrative
                Agent, and The Chase Manhattan Bank, as Global
                Administrative Agent (incorporated by reference to Exhibit
                10.3 to Registrant's Current Report on Form 8-K, dated June
                13, 1997, SEC File No. 1-4300).
  10.7    --    Form of Credit Agreement, dated as of June 3, 2002, among
                Apache Energy Limited, a wholly-owned subsidiary of
                Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Citisecurities Limited, as Australian
                Administrative Agent, Bank of America, N.A., Sydney Branch,
                and Deutsche Bank AG, Sydney Branch, as Australian Co-
                Syndication Agents, and Royal Bank of Canada and Bank One,
                NA, Australia Branch, as Australian Co-Documentation Agents
                (excluding exhibits and schedules) (incorporated by
                reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File
                No. 1-4300).
  10.8    --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Khalda Area in Western Desert of Egypt
                by and among Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation and Phoenix Resources Company of
                Egypt, dated April 6, 1981 (incorporated by reference to
                Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                year ended December 31, 1984, SEC File No. 1-547).
  10.9    --    Amendment, dated July 10, 1989, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                Resources Company of Egypt incorporated by reference to
                Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                for quarter ended June 30, 1989, SEC File No. 1-547).
  10.10   --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                Company of Egypt and Conoco Khalda Inc(incorporated by
                reference to Exhibit 10.1 to Phoenix's Registration
                Statement on Form S-1, Registration No. 33-1069, filed
                October 23, 1985).
  10.11   --    Amendment, dated March 30, 1989, to Farmout Agreement
                relating to the Khalda Area Concession, by and between
                Phoenix Resources Company of Egypt and Conoco Khalda
                Inc(incorporated by reference to Exhibit 10(d)(5) to
                Phoenix's Quarterly Report on Form 10-Q for quarter ended
                June 30, 1989, SEC File No. 1-547).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  10.12   --    Amendment, dated May 21, 1995, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt between Arab Republic of Egypt, the
                Egyptian General Petroleum Corporation, Repsol Exploracion
                Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                Corporation (incorporated by reference to exhibit 10.12 to
                Registrant's Annual Report on Form 10-K for year ended
                December 31, 1997, SEC File No. 1-4300).
  10.13   --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area in Western Desert of Egypt,
                between Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation, Phoenix Resources Company of Qarun
                and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                Form 10-K for year ended December 31, 1993, SEC File No.
                1-547).
  10.14   --    Agreement for Amending the Gas Pricing Provisions under the
                Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area, effective June 16, 1994
                (incorporated by reference to Exhibit 10.18 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1996,
                SEC File No. 1-4300).
 +10.15   --    Apache Corporation Corporate Incentive Compensation Plan A
                (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                1-4300).
 +10.16   --    Apache Corporation Corporate Incentive Compensation Plan B
                (Strategic Objectives Format), dated July 16, 1998
                (incorporated by reference to Exhibit 10.14 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.17   --    Apache Corporation 401(k) Savings Plan, dated August 1, 2002
                (incorporated by reference to Exhibit 10.1 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2002, SEC File No. 1-4300).
+*10.18   --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                January 27, 2003, effective as January 1, 2003.
 +10.19   --    Apache Corporation Money Purchase Retirement Plan, dated
                August 1, 2002 (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 1-4300).
+*10.20   --    Amendment to Apache Corporation Money Purchase Retirement
                Plan, dated January 27, 2003, effective as of January 1,
                2003.
 +10.21   --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                restated as of January 1, 1997, and amendments effective as of January 1, 1997, January 1, 1998 and January 1, 1999
                (incorporated by reference to Exhibit 10.17 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.22   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated February 22, 2000, effective as of
                January 1, 1999 (incorporated by reference to Exhibit 4.7 to
                Registrant's Registration Statement on Form S-8,
                Registration No. 333-31092, filed February 25, 2000); and
                Amendment dated July 27, 2000 (incorporated by reference to
                Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-31092, filed
                August 18, 2000).
 +10.23   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated August 3, 2001, effective as of September
                1, 2000 and July 1, 2001 (incorporated by reference to
                Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.24   --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to
                Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 +10.25   --    Apache Corporation 1995 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
+*10.26   --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 5, 2003, effective as of March 12,
                2003.
 +10.27   --    Apache Corporation 1996 Performance Stock Option Plan, as
                amended and restated September 13, 2001 (incorporated by
                reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, SEC
                File No. 1-4300).
 +10.28   --    Apache Corporation 1998 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.29   --    Apache Corporation 2000 Stock Option Plan, as amended and
                restated March 5, 2003 (incorporated by reference to Exhibit
                4.5 to Registrant's Registration Statement on Form S-8,
                Registration No. 333-103758, filed March 12, 2003).
 +10.30   --    1990 Employee Stock Option Plan of The Phoenix Resource
                Companies, Inc., as amended through September 29, 1995,
                effective April 9, 1990 (incorporated by reference to
                Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 1996, SEC File No. 1-4300).
 +10.31   --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit
                10.30 to Registrant's Annual Report on Form 10-K for the
                year ended December 31, 2001, SEC File No. 1-4300).
 +10.32   --    Apache Corporation Deferred Delivery Plan, as amended and
                restated December 18, 2002, effective as of May 2, 2002
                (incorporated by reference to Exhibit 4.5 to Post-Effective
                Amendment No. 2 to Registrant's Registration Statement on
                Form S-8, Registration No. 333-31092, filed March 11, 2003).
 +10.33   --    Apache Corporation Executive Restricted Stock Plan, as
                amended and restated December 18, 2002, effective as of May
                2, 2002 (incorporated by reference to Exhibit 4.5 to
                Post-Effective Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-97403, filed
                December 30, 2002).
 +10.34   --    Apache Corporation Non-Employee Directors' Compensation
                Plan, as amended and restated December 17, 1998
                (incorporated by reference to Exhibit 10.26 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.35   --    Apache Corporation Outside Directors' Retirement Plan, as
                amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2001, SEC File No.
                1-4300).
 +10.36   --    Apache Corporation Equity Compensation Plan for Non-Employee
                Directors, as amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.09 to Registrant's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2001, SEC
                File No. 1-4300).
 +10.37   --    Amended and Restated Employment Agreement, dated December 5,
                1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
 +10.38   --    First Amendment, dated April 4, 1996, to Restated Employment
                Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
 +10.39   --    Amended and Restated Employment Agreement, dated December
                20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 +10.40   --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                10.6 to Registrant's Annual Report on Form 10-K for year
                ended December 31, 1989, SEC File No. 1-4300).
 +10.41   --    Amended and Restated Conditional Stock Grant Agreement,
                dated June 6, 2001, between Registrant and G. Steven Farris
                (incorporated by reference to Exhibit 10.10 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2001, SEC File No. 1-4300).
  10.42   --    Amended and Restated Gas Purchase Agreement, effective July
                1, 1998, by and among Registrant and MW Petroleum
                Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to
                Registrant's Current Report on Form 8-K, dated June 18,
                1998, SEC File No. 1-4300).
  10.43   --    Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company
                Limited (incorporated by reference to Registrant's Current
                Report on Form 8-K, dated January 13, 2003, SEC File No.
                1-4300).
 *12.1    --    Statement of Computation of Ratios of Earnings to Fixed
                Charges and Combined Fixed Charges and Preferred Stock
                Dividends
 *21.1    --    Subsidiaries of Registrant
 *23.1    --    Consent of Ernst & Young LLP
 *23.2    --    Consent of Ryder Scott Company L.P., Petroleum Consultants
 *24.1    --    Power of Attorney (included as a part of the signature pages to this report)
 *99.1    --    Certification of Chief Executive Officer and Chief Financial
                Officer

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

    NOTE: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant's consolidated assets have been omitted and will be provided to the Commission upon request.

     (b) Reports on Form 8-K

    There were no current reports on Form 8-K filed by Apache during the fiscal quarter ended December 31, 2002.

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

                                          APACHE CORPORATION

                                                 /s/ G. STEVEN FARRIS
                                          --------------------------------------
                                                     G. Steven Farris
                                          President, Chief Executive Officer and
                                                 Chief Operating Officer

Dated: March 21, 2003

                               POWER OF ATTORNEY

     The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint G. Steven Farris, Roger B. Plank, P. Anthony Lannie and Eric L. Harry each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

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

                          NAME                                         TITLE                    DATE
                          ----                                         -----                    ----

                  /s/ G. STEVEN FARRIS                     Director, President, Chief      March 21, 2003
 ------------------------------------------------------    Executive Officer and Chief
                    G. Steven Farris                       Operating Officer (Principal
                                                           Executive Officer)

                   /s/ ROGER B. PLANK                      Executive Vice President and    March 21, 2003
 ------------------------------------------------------    Chief Financial Officer
                     Roger B. Plank                        (Principal Financial Officer)

                 /s/ THOMAS L. MITCHELL                    Vice President and Controller   March 21, 2003
 ------------------------------------------------------    (Principal Accounting
                   Thomas L. Mitchell                      Officer)

                   /s/ RAYMOND PLANK                       Chairman of the Board           March 21, 2003
 ------------------------------------------------------
                     Raymond Plank

                 /s/ FREDERICK M. BOHEN                    Director                        March 21, 2003
 ------------------------------------------------------
                   Frederick M. Bohen

                 /s/ RANDOLPH M. FERLIC                    Director                        March 21, 2003
 ------------------------------------------------------
                   Randolph M. Ferlic

                 /s/ EUGENE C. FIEDOREK                    Director                        March 21, 2003
 ------------------------------------------------------
                   Eugene C. Fiedorek

                 /s/ A. D. FRAZIER, JR.                    Director                        March 21, 2003
 ------------------------------------------------------
                   A. D. Frazier, Jr.

                          NAME                                         TITLE                    DATE
                          ----                                         -----                    ----


              /s/ PATRICIA ALBJERG GRAHAM                  Director                        March 21, 2003
 ------------------------------------------------------
                Patricia Albjerg Graham

                   /s/ JOHN A. KOCUR                       Director                        March 21, 2003
 ------------------------------------------------------
                     John A. Kocur

                 /s/ GEORGE D. LAWRENCE                    Director                        March 21, 2003
 ------------------------------------------------------
                   George D. Lawrence

                   /s/ F. H. MERELLI                       Director                        March 21, 2003
 ------------------------------------------------------
                     F. H. Merelli

                  /s/ RODMAN D. PATTON                     Director                        March 21, 2003
 ------------------------------------------------------
                    Rodman D. Patton

                 /s/ CHARLES J. PITMAN                     Director                        March 21, 2003
 ------------------------------------------------------
                   Charles J. Pitman

                  /s/ JAY A. PRECOURT                      Director                        March 21, 2003
 ------------------------------------------------------
                    Jay A. Precourt

                                 CERTIFICATIONS

I, Roger B. Plank, certify that:

     1. I have reviewed this annual report on Form 10-K of Apache Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ ROGER B. PLANK
                                          --------------------------------------
                                                      Roger B. Plank
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: March 14, 2003

                                 CERTIFICATIONS

I, G. Steven Farris, certify that:

     1. I have reviewed this annual report on Form 10-K of Apache Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ G. STEVEN FARRIS
                                          --------------------------------------
                                                     G. Steven Farris
                                          President, Chief Executive Officer and
                                                 Chief Operating Officer

Date: March 14, 2003

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

     The consolidated financial statements of Apache Corporation and subsidiaries have been audited by the independent auditors, Ernst & Young LLP for 2002 and Arthur Andersen LLP for 2001 and 2000. Their audits included developing an overall understanding of the Company's accounting systems, procedures and internal controls and conducting tests and other auditing procedures sufficient to support their opinion on the fairness of the consolidated financial statements.

     The Apache Corporation Board of Directors exercises its oversight responsibility for the financial statements through its Audit Committee, composed solely of outside directors who are not current employees of Apache or who have not been employees of Apache within the past ten years. The Audit Committee meets periodically with management, internal auditors and the independent auditors to ensure that they are successfully completing designated responsibilities. The internal auditors and independent auditors have open access to the Audit Committee to discuss auditing and financial reporting issues.

                                          G. Steven Farris
                                          President, Chief Executive Officer
                                          and Chief Operating Officer

                                          Roger B. Plank
                                          Executive Vice President and Chief
                                          Financial Officer

                                          Thomas L. Mitchell
                                          Vice President and Controller
                                          (Chief Accounting Officer)

Houston, Texas
March 14, 2003

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheet of Apache Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Apache Corporation as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations and whose report dated March 12, 2002 expressed an unqualified opinion on those financial statements before the adjustments described in Note
1. Their report, however, had an explanatory paragraph indicating that the Company, as described in Note 1 to the consolidated financial statements, changed its method of accounting for crude oil inventories effective January 1, 2000, and as discussed in Notes 1 and 4 to the consolidated financial statements changed its method of accounting for derivative instruments effective January 1, 2001.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed above, the financial statements of Apache Corporation as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to reflect third party gathering and transportation costs as an operating cost instead of a reduction of revenues as previously reported. We audited the adjustments described in Note 1 that were applied to revise the 2001 and 2000 consolidated statement of operations. As described in Note 1, in 2002 the Company's Board of Directors approved a five percent stock dividend, and all references to number of shares and per share information in the financial statements have been adjusted to reflect the stock dividend on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2002 financial statements. Our procedures included (a) agreeing the authorization for the five percent stock dividend to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Apache Corporation other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                          ERNST & YOUNG LLP

Houston, Texas
March 14, 2003

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

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 12, 2002

THIS IS A COPY OF AN ACCOUNTANTS' REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN. SEE ITEM 9 OF THIS FORM 10-K FOR FURTHER INFORMATION.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                      2002             2001             2000
                                                   ----------       ----------       ----------
                                                   (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES:
  Oil and gas production revenues................  $2,559,748       $2,822,959       $2,308,833
  Other revenues (losses)........................         125          (13,568)          (6,855)
                                                   ----------       ----------       ----------
                                                    2,559,873        2,809,391        2,301,978
                                                   ----------       ----------       ----------
OPERATING EXPENSES:
  Depreciation, depletion and amortization.......     843,879          820,831          583,546
  International impairments......................      19,600           65,000               --
  Lease operating costs..........................     462,124          404,814          253,709
  Gathering and transportation costs.............      38,567           34,584           19,616
  Severance and other taxes......................      63,088           69,827           59,173
  General and administrative.....................     104,588           88,710           75,615
  Financing costs:
     Interest expense............................     155,667          178,915          168,121
     Amortization of deferred loan costs.........       1,859            2,460            2,726
     Capitalized interest........................     (40,691)         (56,749)         (62,000)
     Interest income.............................      (4,002)          (5,864)          (2,209)
                                                   ----------       ----------       ----------
                                                    1,644,679        1,602,528        1,098,297
                                                   ----------       ----------       ----------
PREFERRED INTERESTS OF SUBSIDIARIES..............      16,224            7,609               --
                                                   ----------       ----------       ----------
INCOME BEFORE INCOME TAXES.......................     898,970        1,199,254        1,203,681
  Provision for income taxes.....................     344,641          475,855          483,086
                                                   ----------       ----------       ----------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE.....     554,329          723,399          720,595
  Cumulative effect of change in accounting
     principle, net of income tax................          --               --           (7,539)
                                                   ----------       ----------       ----------
NET INCOME.......................................     554,329          723,399          713,056
  Preferred stock dividends......................      10,815           19,601           19,988
                                                   ----------       ----------       ----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............  $  543,514       $  703,798       $  693,068
                                                   ==========       ==========       ==========
BASIC NET INCOME PER COMMON SHARE:
  Before change in accounting principle..........  $     3.66       $     4.89       $     5.14
  Cumulative effect of change in accounting
     principle...................................          --               --             (.05)
                                                   ----------       ----------       ----------
                                                   $     3.66       $     4.89       $     5.09
                                                   ==========       ==========       ==========
DILUTED NET INCOME PER COMMON SHARE:
  Before change in accounting principle..........  $     3.60       $     4.73       $     4.96
  Cumulative effect of change in accounting
     principle...................................          --               --             (.05)
                                                   ----------       ----------       ----------
                                                   $     3.60       $     4.73       $     4.91
                                                   ==========       ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   554,329   $   723,399   $   713,056
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................      843,879       820,831       583,546
    Provision for deferred income taxes.....................      137,672       305,214       350,703
    Amortization of deferred loan costs.....................        1,859         2,460         2,726
    International impairments...............................       19,600        65,000            --
    Amortization of inherited derivatives...................      (23,693)      (70,028)           --
    Cumulative effect of change in accounting principle, net
      of income tax.........................................           --            --         7,539
    Other...................................................        9,531        10,469         9,719
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    (Increase) decrease in receivables......................     (122,830)      199,160      (253,721)
    (Increase) decrease in advances to oil and gas ventures
      and other.............................................      (26,116)      (14,474)       (6,167)
    (Increase) decrease in product inventory................          717        (3,005)          722
    (Increase) decrease in deferred charges and other.......          496          (922)        5,967
    Increase (decrease) in payables.........................       32,219      (143,969)      111,841
    Increase (decrease) in accrued expenses.................      (16,595)       10,065        33,263
    Increase (decrease) in advances from gas purchasers.....      (14,574)      (13,079)      (27,850)
    Increase (decrease) in deferred credits and noncurrent
      liabilities...........................................      (15,776)       13,879       (13,976)
                                                              -----------   -----------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........    1,380,718     1,905,000     1,517,368
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (1,037,368)   (1,528,984)     (955,576)
  Acquisition of Louisiana properties.......................     (258,885)           --            --
  Acquisition of Fletcher subsidiaries, net of cash
    acquired................................................           --      (465,018)           --
  Acquisition of Repsol properties, net of cash acquired....           --      (446,933)     (118,678)
  Acquisition of Phillips properties........................           --            --      (490,250)
  Acquisition of Occidental properties......................      (11,000)      (11,000)     (321,206)
  Acquisition of Collins & Ware properties..................           --            --      (320,682)
  Proceeds from sales of oil and gas properties, net........        7,043       348,296        26,271
  Proceeds from (purchase of ) short-term investments,
    net.....................................................      101,723      (103,863)           --
  Other, net................................................      (37,520)      (76,835)      (36,875)
                                                              -----------   -----------   -----------
         NET CASH USED IN INVESTING ACTIVITIES..............   (1,236,007)   (2,284,337)   (2,216,996)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................    1,467,929     2,759,740     1,125,981
  Payments on long-term debt................................   (1,553,471)   (2,733,641)     (793,531)
  Dividends paid............................................      (68,879)      (54,492)      (52,945)
  Preferred stock activity, net.............................           --            --        (2,613)
  Common stock activity, net................................       30,708        10,205       465,306
  Treasury stock activity, net..............................        1,991       (42,959)      (17,730)
  Cost of debt and equity transactions......................       (6,728)       (1,718)         (838)
  Proceeds from preferred interests of subsidiaries, net of
    issuance costs..........................................           --       440,654            --
                                                              -----------   -----------   -----------
         NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES.......................................     (128,450)      377,789       723,630
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       16,261        (1,548)       24,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       35,625        37,173        13,171
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    51,886   $    35,625   $    37,173
                                                              ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    51,886   $    35,625
  Receivables...............................................      527,687       404,793
  Inventories...............................................      109,204       102,536
  Drilling advances.........................................       45,298        26,438
  Prepaid assets and other..................................       32,706        25,407
  Short-term investments....................................           --       102,950
                                                              -----------   -----------
                                                                  766,781       697,749
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
    Proved properties.......................................   12,827,459    11,390,692
    Unproved properties and properties under development,
     not being amortized....................................      656,272       839,921
  Gas gathering, transmission and processing facilities.....      784,271       748,675
  Other.....................................................      194,685       168,915
                                                              -----------   -----------
                                                               14,462,687    13,148,203
  Less: Accumulated depreciation, depletion and
    amortization............................................   (5,997,102)   (5,135,131)
                                                              -----------   -----------
                                                                8,465,585     8,013,072
                                                              -----------   -----------
OTHER ASSETS:
  Goodwill, net.............................................      189,252       188,812
  Deferred charges and other................................       38,233        34,023
                                                              -----------   -----------
                                                              $ 9,459,851   $ 8,933,656
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   214,288   $   179,778
  Accrued operating expense.................................       47,382        50,584
  Accrued exploration and development.......................      146,871       175,943
  Accrued compensation and benefits.........................       32,680        30,947
  Accrued interest..........................................       30,880        28,592
  Accrued income taxes......................................       44,256        40,030
  Other.....................................................       15,878        16,584
                                                              -----------   -----------
                                                                  532,235       522,458
                                                              -----------   -----------
LONG-TERM DEBT..............................................    2,158,815     2,244,357
                                                              -----------   -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................    1,120,609       991,723
  Advances from gas purchasers..............................      125,453       140,027
  Oil and gas derivative instruments........................        3,507            --
  Other.....................................................      158,326       175,925
                                                              -----------   -----------
                                                                1,407,895     1,307,675
                                                              -----------   -----------
PREFERRED INTERESTS OF SUBSIDIARIES.........................      436,626       440,683
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
    authorized --
    Series B, 5.68% Cumulative Preferred Stock, 100,000
     shares issued and outstanding..........................       98,387        98,387
    Series C, 6.5% Conversion Preferred Stock, 138,482
     shares issued and outstanding for 2001.................           --       208,207
  Common stock, $1.25 par, 215,000,000 shares authorized,
    155,464,540 and 148,230,383 shares issued,
    respectively............................................      194,331       185,288
  Paid-in capital...........................................    3,427,450     2,803,825
  Retained earnings.........................................    1,427,607     1,336,478
  Treasury stock, at cost, 4,211,328 and 4,272,045 shares,
    respectively............................................     (110,559)     (111,885)
  Accumulated other comprehensive loss......................     (112,936)     (101,817)
                                                              -----------   -----------
                                                                4,924,280     4,418,483
                                                              -----------   -----------
                                                              $ 9,459,851   $ 8,933,656
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                     SERIES B    SERIES C
                                     COMPREHENSIVE   PREFERRED   PREFERRED    COMMON     PAID-IN      RETAINED    TREASURY
                                        INCOME         STOCK       STOCK      STOCK      CAPITAL      EARNINGS      STOCK
                                     -------------   ---------   ---------   --------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999.......                   $98,387    $ 210,490   $168,057   $1,694,474   $  558,721   $ (52,256)
  Comprehensive income (loss):
    Net income.....................    $713,056            --           --         --           --      713,056          --
    Currency translation
      adjustments..................     (31,389)           --           --         --           --           --          --
    Marketable securities..........        (397)           --           --         --           --           --          --
                                       --------
  Comprehensive income.............    $681,270
                                       ========
  Cash dividends:
    Preferred......................                        --           --         --           --      (19,658)         --
    Common ($.18 per share)........                        --           --         --           --      (25,258)         --
  Preferred stock repurchased......                        --       (2,283)        --           --         (330)         --
  Common shares issued.............                        --           --     14,579      453,771           --          --
  Treasury shares purchased, net...                        --           --         --          428           --     (17,306)
                                                      -------    ---------   --------   ----------   ----------   ---------
BALANCE AT DECEMBER 31, 2000.......                    98,387      208,207    182,636    2,148,673    1,226,531     (69,562)
  Comprehensive income (loss):
    Net income.....................    $723,399            --           --         --           --      723,399          --
    Currency translation
      adjustments..................     (74,028)           --           --         --           --           --          --
    Commodity hedges...............      12,136            --           --         --           --           --          --
    Marketable securities..........         307            --           --         --           --           --          --
                                       --------
  Comprehensive income.............    $661,814
                                       ========
  Cash dividends:
    Preferred......................                        --           --         --           --      (19,601)         --
    Common ($.33 per share)........                        --           --         --           --      (48,980)         --
  Ten percent common stock
    dividend.......................                        --           --         --      544,848     (544,871)         --
  Common shares issued.............                        --           --      2,652      109,086           --          --
  Treasury shares purchased, net...                        --           --         --        1,218           --     (42,323)
                                                      -------    ---------   --------   ----------   ----------   ---------
BALANCE AT DECEMBER 31, 2001.......                    98,387      208,207    185,288    2,803,825    1,336,478    (111,885)
  Comprehensive income (loss):
    Net income.....................    $554,329            --           --         --           --      554,329          --
    Currency translation
      adjustments..................       5,328            --           --         --           --           --          --
    Commodity hedges...............     (16,322)           --           --         --           --           --          --
    Marketable securities..........        (125)           --           --         --           --           --          --
                                       --------
  Comprehensive income.............    $543,210
                                       ========
  Cash dividends:
    Preferred......................                        --           --         --           --      (10,815)         --
    Common ($.38 per share)........                        --           --         --           --      (56,565)         --
  Five percent common stock
    dividend.......................                        --           --         --      395,820     (395,820)         --
  Common shares issued.............                        --           --      1,240       26,044           --          --
  Conversion of Series C Preferred
    Stock..........................                        --     (208,207)     7,803      200,404           --          --
  Treasury shares issued, net......                        --           --         --          666           --       1,326
  Other............................                        --           --         --          691           --          --
                                                      -------    ---------   --------   ----------   ----------   ---------
BALANCE AT DECEMBER 31, 2002.......                   $98,387    $      --   $194,331   $3,427,450   $1,427,607   $(110,559)
                                                      =======    =========   ========   ==========   ==========   =========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE       TOTAL
                                        INCOME       SHAREHOLDERS'
                                        (LOSS)          EQUITY
                                     -------------   -------------
                                            (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999.......    $  (8,446)     $2,669,427
  Comprehensive income (loss):
    Net income.....................           --         713,056
    Currency translation
      adjustments..................      (31,389)        (31,389)
    Marketable securities..........         (397)           (397)
  Comprehensive income.............
  Cash dividends:
    Preferred......................           --         (19,658)
    Common ($.18 per share)........           --         (25,258)
  Preferred stock repurchased......           --          (2,613)
  Common shares issued.............           --         468,350
  Treasury shares purchased, net...           --         (16,878)
                                       ---------      ----------
BALANCE AT DECEMBER 31, 2000.......      (40,232)      3,754,640
  Comprehensive income (loss):
    Net income.....................           --         723,399
    Currency translation
      adjustments..................      (74,028)        (74,028)
    Commodity hedges...............       12,136          12,136
    Marketable securities..........          307             307
  Comprehensive income.............
  Cash dividends:
    Preferred......................           --         (19,601)
    Common ($.33 per share)........           --         (48,980)
  Ten percent common stock
    dividend.......................           --             (23)
  Common shares issued.............           --         111,738
  Treasury shares purchased, net...           --         (41,105)
                                       ---------      ----------
BALANCE AT DECEMBER 31, 2001.......     (101,817)      4,418,483
  Comprehensive income (loss):
    Net income.....................           --         554,329
    Currency translation
      adjustments..................        5,328           5,328
    Commodity hedges...............      (16,322)        (16,322)
    Marketable securities..........         (125)           (125)
  Comprehensive income.............
  Cash dividends:
    Preferred......................           --         (10,815)
    Common ($.38 per share)........           --         (56,565)
  Five percent common stock
    dividend.......................           --              --
  Common shares issued.............           --          27,284
  Conversion of Series C Preferred
    Stock..........................           --              --
  Treasury shares issued, net......           --           1,992
  Other............................           --             691
                                       ---------      ----------
BALANCE AT DECEMBER 31, 2002.......    $(112,936)     $4,924,280
                                       =========      ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into two U.S. operating regions (Central and Gulf Coast) and a Canadian region. Approximately 78 percent of the Company's proved reserves are located in North America. Internationally, Apache has exploration and production interests in Egypt, offshore Western Australia and in Argentina, a development project underway offshore The People's Republic of China (China) that is expected to commence production in 2003 and exploration interests in Poland.

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

     Stock Dividends -- On September 13, 2001, the Company's Board of Directors declared a 10 percent stock dividend payable on January 21, 2002 to shareholders of record on December 31, 2001. As a result, the Company reclassified approximately $545 million from retained earnings to common stock and paid-in capital, which represents the fair market value at the date of declaration of the shares distributed. No fractional shares were issued and cash payments totaling $891,000 were made in lieu of fractional shares.

     On December 18, 2002, the Company's Board of Directors declared a five percent stock dividend payable on April 2, 2003 to shareholders of record on March 12, 2003. As a result, in December 2002, the Company reclassified approximately $396 million from retained earnings to common stock and paid-in capital, which represents the fair market value at the date of declaration of the shares distributed. No fractional shares will be issued and cash payments will be made in lieu of fractional shares.

     All share and per share information in these financial statements and notes thereto have been restated to reflect both the 10 percent and five percent stock dividends.

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

     Allowance for Doubtful Accounts -- The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. Many of Apache's receivables are from joint interest owners on properties of which the Company is the operator. Thus, Apache may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, the Company's crude oil and natural gas receivables are typically collected within two months. In Egypt, however, the Company has experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC). Deteriorating economic conditions during 2001 and 2002 in Egypt have lessened the availability of U.S. dollars, resulting in an additional one to two month delay in receipts from EGPC. Continuation of the hard currency shortage in Egypt could lead to further delays, deferrals of payment or non-payment in the future. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be

                      APACHE CORPORATION AND SUBSIDIARIES
reasonably estimated. As of December 31, 2002 and 2001, the Company had an allowance for doubtful accounts of $31 million and $24 million, respectively.

     Marketable Securities -- The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in debt securities classified as "held to maturity" are recorded at amortized cost. Investments in debt and equity securities classified as "available for sale" are recorded at fair value with unrealized gains and losses recognized in other comprehensive income, net of income taxes. The Company utilizes the average-cost method in computing realized gains and losses, which are included in other revenues in the consolidated statements of operations.

     Inventories -- Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted-average cost or market, and oil produced but not sold, stated at the lower of cost (a combination of production costs and depreciation, depletion and amortization (DD&A) expense) or market.

     Property and Equipment -- The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Exclusive of field-level costs, Apache capitalized $22 million, $20 million and $23 million of these internal costs in 2002, 2001 and 2000, respectively. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

     Apache computes the DD&A of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved properties are excluded from the amortizable base until evaluated. Future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values, are added to the amortizable base. These future costs are generally estimated by engineers employed by Apache. Beginning in 2003, Apache changed its method of accounting for dismantlement, restoration and abandonment costs as described in Note 2.

     Apache limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial governments have not indicated an intention to repeal this legislation.

     Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

     While Apache agrees that costs on its balance sheet should be written down if they exceed the value of its reserves, the valuation methodology currently prescribed is, in the Company's opinion, flawed. For purposes of the test, except where there are long-term contracts, the price used to calculate the present value of reserves is that price in effect on the last day of the quarter. This is a highly volatile price and one that often has little to do with long-term value. The Company has pointed this out in discussions with the Securities and Exchange Commission (SEC) and will continue to work to resolve this important issue.

                      APACHE CORPORATION AND SUBSIDIARIES

     Significant unproved properties are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to proved properties. Unproved properties that are individually insignificant are generally amortized over an average holding period. For international operations where a reserve base has not yet been established, the impairment is charged to earnings. During 2002, the Company recorded approximately $20 million ($12 million after tax) in impairments of unproved property costs in Poland. The Company will continue to evaluate its operations in Poland, which may result in additional impairments in 2003. During 2001, the Company recorded a $65 million ($41 million after tax) impairment of unproved property costs in China and Poland.

     Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 20 years. Accumulated depreciation for these assets totaled $240 million and $182 million at December 31, 2002 and 2001, respectively.

     Goodwill -- The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17 "Intangible Assets." As a result of this pronouncement, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Goodwill totaled $189 million at December 31, 2002, representing the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher Challenge Energy (Fletcher) and Repsol YPF (Repsol) acquisitions, adjusted for currency fluctuations. Apache has recognized no impairment of goodwill as of December 31, 2002. Had the principles of SFAS No. 142 been applied to prior years, goodwill amortization of $7 million ($4 million after tax) expensed during 2001 would not have been incurred. Income attributable to common stock for the comparative period, adjusted to exclude the effect of goodwill amortization, would have increased diluted earnings per share by $.03.

     Accounts Payable -- Included in accounts payable at both December 31, 2002 and 2001, are liabilities of approximately $37 million representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.

     Revenue Recognition -- Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. In both years ended December 31, 2002 and 2001, the Company recorded liabilities of $4 million for gas imbalances, which are reflected in other non-current liabilities. No receivables are recorded for those wells where Apache has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas reserves and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of Apache's proved gas reserves at December 31, 2002, 2001 and 2000.

     The Company's Egyptian operations are conducted pursuant to production sharing contracts under which contractor partners pay all operating and capital costs for exploring and developing the concessions. A percentage of the production, usually up to 40 percent, is available to the contractor partners to recover all operating and capital costs. The balance of the production is split among the contractor partners and EGPC on a contractually defined basis.

     Derivative Instruments and Hedging Activities -- Apache periodically enters into commodity derivative contracts to manage its exposure to oil and gas price volatility. Commodity derivative contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity

                      APACHE CORPORATION AND SUBSIDIARIES
derivative contracts are based, reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

     Effective January 1, 2001, Apache adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value (which is generally based on information obtained from independent parties) and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from the Company's cash flow hedges, including terminated contracts, are generally recognized in oil and gas production revenues when the forecasted transaction occurs. If at any time the likelihood of occurrence of a hedged forecasted transaction ceases to be "probable," hedge accounting under SFAS No. 133 will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. Amounts recorded in other comprehensive income prior to the change in the likelihood of occurrence of the forecasted transaction will remain in other comprehensive income until such time the forecasted transaction impacts earnings. If it becomes probable that the original forecasted production will not occur, then the derivative gain or loss would be reclassified from accumulated other comprehensive income into earnings immediately. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time and any ineffectiveness is immediately reported in other revenue (losses) in the statement of consolidated operations.

     Upon adoption, Apache formally documented and designated all hedging relationships and verified that its hedging instruments were effective in offsetting changes in actual prices received by the Company. Prior to the adoption of SFAS No. 133, as amended, derivative instruments were not reflected as derivative assets and liabilities and, therefore, had no carrying value. Derivative instruments documented and treated as normal purchases or sales will continue to be recorded and recognized in income using accrual accounting.

     Income Taxes -- Oil and gas exploration and production is a global business. As a result, Apache is subject to taxation on our income in numerous jurisdictions. The Company records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in its financial statements and tax returns. Apache routinely assesses the realizability of its deferred tax assets. If the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. The Company considers future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

     Earnings from Apache's international operations are permanently reinvested; therefore, the Company does not recognize deferred taxes on the unremitted earnings of its international subsidiaries. If it becomes apparent that some or all of the unremitted earnings will be remitted, the Company would then reflect taxes on those earnings.

     Foreign Currency Translation -- The U.S. dollar is considered the functional currency for each of Apache's international operations. In light of the continuing transformation of the U.S. and Canadian energy markets into a single energy market, the Company adopted the U.S. dollar as the functional currency in Canada, effective October 1, 2002. Prior to this, the Canadian subsidiaries' functional currency was the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiaries' foreign currency financial statements into U.S. dollar equivalents were reported separately and accumulated in other comprehensive income. Some of the Company's Canadian subsidiaries had intercompany debt denominated in U.S. dollars. Prior to conversion, these transactions were long-term investments, and therefore, foreign currency gains and losses were recognized in other comprehensive income. Transaction gains and losses are

                      APACHE CORPORATION AND SUBSIDIARIES
recognized in other revenues (losses). Currency translation adjustments held in other comprehensive income on the balance sheet will remain there indefinitely unless there is a substantially complete liquidation of the Company's Canadian operations.

     Net Income Per Common Share -- Basic net income per common share is computed by dividing income attributable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised using the average common stock price for the period and if the Company's 6.5% Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (Series C Preferred Stock) was converted to common stock using the conversion rate in effect during the period. The Series C Preferred Stock converted to Apache common stock on May 15, 2002. These potentially dilutive securities are excluded from the computation of dilutive earnings per share when their effect is antidilutive. Contingently issuable shares under the 2000 Share Appreciation Plan (Share Appreciation Plan) will be excluded from the calculation of income per common share until the stated goals are met (see Note 9).

     Stock-Based Compensation -- At December 31, 2002, the Company had several stock-based employee compensation plans, which are defined and described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on income attributable to common stock and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation for the Stock Option Plans, the Performance Plan, and the Share Appreciation Plan.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Income attributable to Common Stock, as reported............  $543,514    $703,798    $693,068
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........       751          --          --
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards
  (see Note 9), net of related tax effects..................   (20,494)    (22,463)    (13,212)
                                                              --------    --------    --------
Pro forma Income Attributable to Common Stock...............  $523,771    $681,335    $679,856
                                                              ========    ========    ========
Net Income per Common Share:
  Basic:
     As reported............................................  $   3.66    $   4.89    $   5.09
     Pro forma..............................................  $   3.52    $   4.73    $   4.99
  Diluted:
     As reported............................................  $   3.60    $   4.73    $   4.91
     Pro forma..............................................  $   3.45    $   4.56    $   4.83

     The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date

                      APACHE CORPORATION AND SUBSIDIARIES
of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Apache evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of its financial statements. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see Note 15).

     Treasury Stock -- The Company follows the weighted-average-cost method of accounting for treasury stock transactions.

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

     Reclassifications -- To comply with the consensus reached on Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," third party gathering and transportation costs have been reported as an operating cost instead of a reduction of revenues as previously reported. Reclassifications have been made to reflect this change in prior period statements of consolidated operations.

2.  NEW ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

     Effective January 1, 2003, the Company adopted SFAS No. 143 which will result in an increase to net oil and gas properties of $410 million and additional liabilities related to asset retirement obligations of $369 million. These entries reflect the asset retirement obligation of Apache had the provisions of SFAS No. 143 been applied since inception. This will result in a non-cash cumulative-effect increase to earnings of $27 million ($41 million pretax).

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's

                      APACHE CORPORATION AND SUBSIDIARIES
fiscal year-end. The Company adopted this pronouncement upon the FASB's issuance and the implementation had no current impact on the consolidated financial statements.

3. ACQUISITIONS AND DIVESTITURES

  Acquisitions

     On December 17, 2002, Apache announced the acquisition of certain South Louisiana properties comprising 234,000 net acres (366 square miles) with net proved reserves of approximately 29.8 million barrels of oil equivalent (MMboe), 88 percent of which is natural gas, from a private company. The acquisition includes 135 producing wells, access to 849 square miles of 3-D seismic covering the relatively contiguous acreage position and ownership of the surface and mineral rights on most of the acreage, for approximately $259 million, subject to post-closing adjustments. Apache also entered into a separate exploration joint venture with the seller whereby the seller will actively generate prospects on certain South Louisiana acreage for a total cost of $25 million over a two-year period. (See Note 11.)

     In 2002, the Company also completed other acquisitions for cash consideration totaling $95 million. These acquisitions added approximately 19.5 MMboe to the Company's proved reserves.

     In March 2001, Apache completed the acquisition of substantially all of Repsol's oil and gas concession interests in Egypt for approximately $447 million in cash, subject to normal post closing adjustments. The properties included interests in seven Western Desert concessions and had estimated proved reserves of 66 MMboe as of the acquisition date. The Company already held interests in five of the seven concessions.

     In March 2001, Apache completed the acquisition of subsidiaries of Fletcher for approximately $465 million in cash and 1.9 million restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $52.85 per share), subject to normal post closing adjustments. The transaction included properties located primarily in Canada's Western Sedimentary Basin. Estimated proved reserves totaled 120.8 MMboe as of the acquisition date. Apache assumed a liability of $103 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.

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
                                                              =========   ========

     In August 2001, Apache completed the acquisition of properties located in Texas, Oklahoma and New Mexico with estimated proved reserves of 9.2 MMboe as of the acquisition date for approximately $53 million in cash and the assumption of certain liabilities, representing the fair value of derivative instruments of $9 million, subject to normal post-closing adjustments.

     In November 2001, Apache completed the acquisition of all of Novus Bukha Limited's (Novus) oil and gas concession interests in Egypt for approximately $66 million in cash. The acquisition included estimated

                      APACHE CORPORATION AND SUBSIDIARIES
proved reserves of approximately 11.7 MMboe as of the acquisition date. The properties included interests in three Western Desert concessions, in which Apache previously held an interest.

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

     In June 2000, Apache completed the acquisition of long-lived producing properties in the Permian Basin and South Texas from Collins & Ware, Inc. (Collins & Ware) for approximately $321 million. The acquisition included estimated proved reserves of approximately 83.7 MMboe as of the acquisition date. One-third of the reserves were liquid hydrocarbons.

     In August 2000, Apache completed the acquisition of a Delaware limited liability company (LLC) owned by subsidiaries of Occidental Petroleum Corporation (Occidental) and related natural gas production for approximately $321 million including a discounted liability of $37 million, as of the acquisition date, representing the present value of future payments of approximately $44 million over four years. The remaining discounted liability at December 31, 2002 was $20 million. The Occidental properties are located in 32 fields on 93 blocks on the Outer Continental Shelf of the Gulf of Mexico. The acquisition included estimated proved reserves of approximately 53.1 MMboe as of the acquisition date.

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

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher and Repsol acquisitions occurred on January 1, 2000. The pro forma information

                      APACHE CORPORATION AND SUBSIDIARIES
includes only significant acquisitions and numerous assumptions, and is not necessarily indicative of future results of operations.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                         2001                       2000
                                               ------------------------   ------------------------
                                               AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                               -----------   ----------   -----------   ----------
(UNAUDITED)                                       (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Revenues.....................................  $2,809,391    $2,916,346   $2,301,978    $3,090,248
Net income...................................     723,399       748,976      713,056       908,974
Preferred stock dividends....................      19,601        19,601       19,988        19,988
Income attributable to common stock..........     703,798       729,375      693,068       888,986
Net income per common share:
  Basic......................................  $     4.89    $     5.05   $     5.09    $     6.16
  Diluted....................................        4.73          4.89         4.91          5.96
Average common shares outstanding............     144,007       144,450      136,265       144,405

     Each transaction described above has been accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Apache since the date of acquisition.

  Pending Acquisitions

     On January 13, 2003, Apache announced the acquisition of producing properties in the U.K. North Sea and the Gulf of Mexico, with estimated proved reserves of 233.2 MMboe, from BP p.l.c. (BP), for $1.3 billion, subject to normal closing adjustments, with an effective date of January 1, 2003. Approximately two-thirds of the reserves are in the North Sea's Forties oil field, establishing a new international operating region for the Company. Apache will become field operator with a 97 percent working interest. In conjunction with the Forties acquisition, Apache may be required to issue a letter of credit to BP to cover the present value of related asset retirement obligations if the rating of our senior unsecured debt is lowered by both Moody's and Standard and Poor's from the Company's current ratings of A- and A3, respectively. Additionally, Apache has hedged a portion of Forties production at fixed prices (see Note 4) and will create a defined benefit pension plan for certain employees (see Note 11). The Gulf of Mexico properties are located offshore Texas and Louisiana, where the Company has substantial existing operations. The assets comprise 113 total blocks and 61 fields and 70 percent of the production is operated. Apache will acquire a 100 percent working interest in 19 of the fields. The Gulf of Mexico segment of the transaction closed March 13, 2003 and the North Sea segment is expected to close early in the second quarter. The Company is financing the acquisition with a combination of internally generated funds, previously issued equity and debt.

  Divestitures

     In 2002, Apache sold marginal properties containing 1.8 MMboe of proved reserves, for $7 million. Apache used the sales proceeds to reduce bank debt.

     During 2001, Apache sold marginal properties, primarily in North America, containing 88 MMboe of proved reserves, for $348 million. Apache used the proceeds to reduce bank debt.

     During 2000, Apache sold proprietary rights to certain Canadian seismic data and various non-strategic oil and gas properties, collecting cash of $26 million.

4. DERIVATIVE INSTRUMENTS AND FIXED-PRICE PHYSICAL CONTRACTS

     Apache uses a variety of strategies to manage its exposure to fluctuations in commodity prices. Primarily, the company enters into cash flow hedges in connection with certain acquisitions. The success of these

                      APACHE CORPORATION AND SUBSIDIARIES
acquisitions is significantly influenced by Apache's ability to achieve targeted production at forecasted prices. These hedges effectively reduce price risk on a portion of the production from the acquisitions.

     Apache 2002 Derivative Activity -- As part of the South Louisiana properties acquired in December 2002, Apache entered into, and designated as a cash flow hedge, natural gas option agreements to establish floor and ceiling prices on anticipated future natural gas production. As of December 31, 2002, the Company had the following natural gas volumes hedged through natural gas options:

                                                             TOTAL        WEIGHTED        FAIR VALUE
                                                            VOLUMES        AVERAGE          ASSET/
PRODUCTION PERIOD                            OPTION TYPE    (MMBTU)     FLOOR/CEILING     (LIABILITY)
-----------------                            -----------   ----------   -------------   ---------------
                                                                                        (IN THOUSANDS)
2003.......................................    Collars     13,750,000    $3.50/6.09         $  (859)
2004.......................................    Collars     18,300,000     3.25/5.81          (1,921)
2005.......................................    Collars      9,050,000     3.25/5.20            (727)

     The fair value of derivative assets and liabilities recorded for the Company's hedging activity represents the market value of the natural gas options as of December 31, 2002. The hedging activity had no impact on natural gas revenues during 2002. There was no material ineffectiveness associated with the cash flow hedges during the period the options were outstanding.

     2001 Unwind -- Prior to Apache's derivative activity during 2002, the Company had historically entered into derivative positions divided into three general categories: (1) Apache's hedging activity, (2) derivatives assumed in acquisitions (Acquired Contracts), and (3) advances from gas purchasers. Driven by the uncertainty of how the collapse of Enron Corp. could have impacted the derivative markets, Apache closed all of its derivative positions and certain fixed-price physical contracts during October and November 2001, receiving proceeds of approximately $62 million (referred to as the "Unwind")

     Upon adoption of SFAS No. 133 on January 1, 2001, or as of the acquisition date in the case of the Acquired Contracts, the fair value of Apache's derivative instruments was:

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
                                                   =========           =========            =========

     At the time SFAS 133 was implemented, natural gas prices were approaching record highs. Although Apache was realizing higher prices on its unhedged production, the fair value of the Company's cash flow hedges was out-of-the-money by approximately $116 million ($71 million, net of income tax). This unrealized loss was reflected as a charge to other comprehensive income. Throughout the year, commodity prices were trending downward. As a result, Apache realized only $40 million of this loss during the year. In connection with the Unwind, the Company closed out the rest of these open positions and received cash proceeds of $8 million. These proceeds will be recognized in earnings as the original hedged production occurs. As of December 31, 2002, $3 million remains to be recognized in 2003.

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

     In addition to the cash flow hedges the Company entered into, Apache assumed $113 million of derivative and physical contracts in connection with two acquisitions. Because these derivatives were out-of-

                      APACHE CORPORATION AND SUBSIDIARIES
the-money when the Company acquired them, the liability was factored into the consideration paid to the sellers (see Note 3). Since commodity prices generally decreased after the acquisitions, Apache was able to settle this liability in the Unwind for only $67 million, including $37 million paid to terminate the remaining open positions. As a result, Apache recognized a gain of $32 million during 2001, and $14 million during 2002. As of December 31, 2002, a loss of $527,000 remains and will be recognized in 2003 and 2004.

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

     Apache 2003 Derivative Activity -- Subsequent to year end and in conjunction with the BP acquisition, Apache entered into several derivative transactions in order to preserve the Company's financial position in a period of cyclically high gas and oil prices. The Company entered into the following natural gas and crude oil fixed-price swaps:

      NATURAL GAS FIXED-PRICE SWAPS (NYMEX)                  CRUDE OIL FIXED-PRICE SWAPS (NYMEX)
--------------------------------------------------   ---------------------------------------------------
                       TOTAL VOLUMES     AVERAGE                             TOTAL VOLUMES     AVERAGE
PRODUCTION PERIOD         (MMBTU)      FIXED PRICE   PRODUCTION PERIOD         (BARRELS)     FIXED PRICE
-----------------      -------------   -----------   -----------------       -------------   -----------
2003.................   61,675,000        $5.19      2003.................    16,700,000       $26.59
2004.................   51,240,000         4.52      2004.................     1,550,000        26.59

     Although the fixed-price swaps are settled at NYMEX, the Company's hedged forecasted sales are based on pricing at different locations. The Company believes the hedging relationships are highly effective; however, Apache entered into separate natural gas basis swap contracts to fix a portion of the sales price differential. Apache designated all of the natural gas and crude oil fixed-price swaps and basis swaps as cash flow hedges of anticipated sales.

     In addition to the fixed-price swaps, Apache entered into a separate crude oil physical sales contract with BP.

                    CRUDE OIL FIXED-PRICE PHYSICAL CONTRACTS (BRENT)
-----------------------------------------------------------------------------------------
                                                              TOTAL VOLUMES     AVERAGE
PRODUCTION PERIOD                                                (MMBTU)      FIXED PRICE
-----------------                                             -------------   -----------
2003........................................................    8,350,000       $25.32
2004........................................................   14,175,000        22.24

5. SHORT-TERM INVESTMENTS

     In August 2001, Apache purchased $116 million in U.S. Government Agency Notes. The Company subsequently sold $13 million of the notes in 2001. Of the remaining balance, $17 million were designated as "available for sale" securities and were sold for approximately $17 million in January 2002. Approximately $86 million were designated as "held to maturity" and carried at amortized cost. These notes paid interest at rates from 6.25 percent to 6.375 percent and matured on October 15, 2002.

                      APACHE CORPORATION AND SUBSIDIARIES

6. DEBT

  Long-Term Debt

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Apache:
  Money market lines of credit..............................  $    8,900   $    1,600
  Global credit facility -- U.S. ...........................          --      100,000
  Commercial paper..........................................     271,400      530,700
  9.25-percent notes due 2002, net of discount..............          --       99,974
  6.25-percent debentures due 2012, net of discount.........     397,307           --
  7-percent notes due 2018, net of discount.................     148,446      148,391
  7.625-percent notes due 2019, net of discount.............     149,134      149,109
  7.7-percent notes due 2026, net of discount...............      99,660       99,655
  7.95-percent notes due 2026, net of discount..............     178,614      178,595
  7.375-percent debentures due 2047, net of discount........     148,009      148,003
  7.625-percent debentures due 2096, net of discount........     149,175      149,175
                                                              ----------   ----------
                                                               1,550,645    1,605,202
                                                              ----------   ----------
Subsidiary and other obligations:
  Money market lines of credit..............................          --        1,196
  Global credit facility -- Canada..........................          --       30,000
  Fletcher notes............................................       5,356        5,356
  Apache Finance Australia 6.5-percent notes due 2007, net
     of discount............................................     169,260      169,137
  Apache Finance Australia 7-percent notes due 2009, net of
     discount...............................................      99,535       99,478
  Apache Finance Canada 7.75-percent notes due 2029, net of
     discount...............................................     297,019      296,988
  Apache Clearwater notes due 2003..........................      37,000       37,000
                                                              ----------   ----------
                                                                 608,170      639,155
                                                              ----------   ----------
Total debt..................................................   2,158,815    2,244,357
Less: current maturities....................................          --            -
                                                              ----------   ----------
Long-term debt..............................................  $2,158,815   $2,244,357
                                                              ==========   ==========

     In April 2002, the Company issued $400 million principal amount, $397 million net of discount, of senior unsecured 6.25-percent notes maturing on April 15, 2012. The notes are redeemable, as a whole or in part, at Apache's option, subject to a make-whole premium. The proceeds were used to repay a portion of the Company's outstanding commercial paper and for general corporate purposes.

     On June 3, 2002, Apache entered into a new $1.5 billion global credit facility to replace its existing global and 364-day credit facilities. The new global credit facility consists of four separate bank facilities: a $750 million 364-day facility in the United States (364-day facility); a $450 million five-year facility in the United States (U.S. five-year facility); a $150 million five-year facility in Australia; and a $150 million five-year facility in Canada. The financial covenants of the global credit facility require the Company to: (i) maintain a consolidated tangible net worth, plus the aggregate amount of any non-cash write-downs, of at least $2.3 billion as of December 31, 2002, adjusted for subsequent earnings, (ii) maintain an aggregate book-value for assets of Apache and certain subsidiaries, as defined, on an unconsolidated basis of at least $2 billion as of December 31, 2002, and (iii) maintain a ratio of debt to capitalization of not greater than 60 percent at the end of any fiscal quarter. The Company was in compliance with all financial covenants at December 31, 2002.

                      APACHE CORPORATION AND SUBSIDIARIES

     The five-year facilities are scheduled to mature on June 3, 2007 and the 364-day facility is scheduled to mature on June 1, 2003. The 364-day facility allows the Company the option to convert outstanding revolving loans at maturity into one-year term loans. The Company may request extensions of the maturity dates subject to approval of the lenders. At the Company's option, the interest rate is based on (i) the greater of (a) The JP Morgan Chase Bank prime rate or
(b) the federal funds rate plus one-half of one percent or (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating. In addition, the U.S. five-year facility allows the Company the option to borrow under competitive auctions. At December 31, 2002, the margin over LIBOR for committed loans was .30 percent on the five-year facilities and .32 percent on the 364-day facility. If the total amount of the loans borrowed under all of the facilities equals or exceeds 33 percent of the total facility commitments, then an additional .125 percent will be added to the margins over LIBOR. The Company also pays a quarterly facility fee of .10 percent on the total amount of each of the five-year facilities and .08 percent on the total amount of the 364-day facility. The facility fees vary based upon the Company's senior long-term debt rating. The U.S. five-year facility and the 364-day facility are used to support Apache's commercial paper program. The available borrowing capacity under the global credit facility at December 31, 2002 was $1.2 billion.

     At December 31, 2002, the Company also had certain uncommitted money market lines of credit which are used from time to time for working capital purposes, under which an aggregate of $9 million was outstanding as of December 31, 2002. Such borrowings are classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through available borrowing capacity under the U.S. five-year facility and the 364-day facility.

     The Company has a $1.2 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper balances at December 31, 2002 and 2001 were classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under the U.S. five-year facility and the 364-day facility. The weighted average interest rate for commercial paper was 1.85 percent in 2002 and 4.10 percent in 2001.

     The 9.25-percent notes matured June 1, 2002 and were repaid using commercial paper. These notes were classified as long-term debt at December 31, 2001, in the accompanying consolidated balance sheet as the Company had the ability and intent to refinance such amount on a long-term basis through available borrowing capacity under the global credit facility and 364-day facility.

     The Company does not have the right to redeem any of its notes or debentures (other than the Apache Corporation 6.25-percent notes due April 15, 2012 and the Apache Finance Australia 6.5-percent notes due 2007, mentioned below) prior to maturity. Under certain conditions, the Company has the right to advance maturity on the 7.7-percent notes, 7.95-percent notes, 7.375-percent debentures and 7.625-percent debentures.

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

     In August 2001, Apache Clearwater, Inc. (Apache Clearwater), a subsidiary of Apache, issued $37 million of senior floating rate notes, which mature August 9, 2003. The notes bear interest at a rate equal to three-month LIBOR plus 1.05 percent and are redeemable at the Company's discretion. The balance is classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability

                      APACHE CORPORATION AND SUBSIDIARIES
and intent to refinance such amounts on a long-term basis through available borrowing capacity under the U.S. five-year facility and the 364-day facility.

     The $14 million of discounts on the Company's debt at December 31, 2002, is being amortized over the life of the debt issuances as additional interest expense.

     As of December 31, 2002 and 2001, the Company had approximately $19 million and $14 million, respectively, of unamortized deferred loan costs associated with its various debt obligations. These costs are included in deferred charges and other in the accompanying consolidated balance sheet and are being amortized to expense over the life of the related debt.

     The indentures for the notes described above place certain restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions. Upon certain change in control, all of these debt instruments would be subject to mandatory repurchase, at the option of the holders.

  Aggregate Maturities of Debt

                                                         (IN THOUSANDS)
2003..................................................     $       --
2004..................................................             --
2005..................................................            830
2006..................................................            274
2007..................................................        489,559
Thereafter............................................      1,668,152
                                                           ----------
                                                           $2,158,815
                                                           ==========

     The Company made cash payments for interest, net of amounts capitalized, of $99 million, $105 million and $93 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  7.  INCOME TAXES

     Income before income taxes is composed of the following:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2002        2001         2000
                                                            --------   ----------   ----------
                                                                      (IN THOUSANDS)
United States.............................................  $286,840   $  605,392   $  654,136
Foreign...................................................   612,130      593,862      549,545
                                                            --------   ----------   ----------
  Total...................................................  $898,970   $1,199,254   $1,203,681
                                                            ========   ==========   ==========

                      APACHE CORPORATION AND SUBSIDIARIES

     The total provision for income taxes consists of the following:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Current taxes:
  Federal...................................................  $ 25,657    $ 19,054    $ 12,000
  State.....................................................     1,564       4,995          --
  Foreign...................................................   179,748     146,592     120,383
Deferred taxes..............................................   137,672     305,214     350,703
                                                              --------    --------    --------
  Total.....................................................  $344,641    $475,855    $483,086
                                                              ========    ========    ========

     A reconciliation of the U.S. federal statutory income tax amounts to the effective amounts is shown below:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Statutory income tax........................................  $314,639    $419,739    $421,288
State income tax, less federal benefit......................     7,171      15,135       9,650
Effect of foreign operations................................    35,283      38,890      52,354
Realized tax basis in investment............................   (16,321)     (1,350)         --
All other, net..............................................     3,869       3,441        (206)
                                                              --------    --------    --------
                                                              $344,641    $475,855    $483,086
                                                              ========    ========    ========

     The net deferred tax liability is comprised of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Deferred income...........................................  $   (1,120)  $   (3,744)
  Federal net operating loss carryforwards..................     (40,700)      (2,462)
  State net operating loss carryforwards....................     (16,436)     (13,469)
  Statutory depletion carryforwards.........................      (5,652)          --
  Alternative minimum tax credits...........................     (13,836)     (14,472)
  Foreign net operating loss carryforwards..................      (9,764)      (9,444)
  Accrued expenses and liabilities..........................      (5,818)      (8,088)
  Other.....................................................      (3,539)      (3,415)
                                                              ----------   ----------
     Total deferred tax assets..............................     (96,865)     (55,094)
  Valuation allowance.......................................       9,764           --
                                                              ----------   ----------
     Net deferred tax assets................................     (87,101)     (55,094)
                                                              ----------   ----------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................   1,207,710    1,043,687
  Other.....................................................          --        3,130
                                                              ----------   ----------
     Total deferred tax liabilities.........................   1,207,710    1,046,817
                                                              ----------   ----------
Net deferred income tax liability...........................  $1,120,609   $  991,723
                                                              ==========   ==========

                      APACHE CORPORATION AND SUBSIDIARIES

     The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries as management intends to permanently reinvest such earnings. As of December 31, 2002, the undistributed earnings of the foreign subsidiaries amounted to approximately $2.1 billion. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

     At December 31, 2002, the Company had federal net operating loss carryforwards of $116 million, state net operating loss carryforwards of $317 million and foreign net operating loss carryforwards of $10 million. The state and federal net operating losses will expire over the next 15 and 20 years, respectively, if they are not otherwise utilized. The foreign net operating loss carryforwards relate to foreign pre-production expenditures which will not be deductible for foreign income tax purposes until production begins, which is expected to be in 2003. Once these expenditures are deducted for foreign income tax purposes, any net operating loss has a five-year carryforward period. A full valuation allowance has been provided on these foreign losses. The Company has alternative minimum tax (AMT) credit carryforwards of $14 million that can be carried forward indefinitely, but which can be used only to reduce regular tax liabilities in excess of AMT liabilities.

     The Company made cash payments for income and other taxes, net of refunds, of $171 million, $172 million and $123 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     These advance payments have been classified as advances from gas purchasers and are being recognized in oil and gas production revenues as gas is delivered to the purchasers under the terms of the contracts. At December 31, 2002 and 2001, advances of $125 and $140 million, respectively, were outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, plus or minus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on a rate of eight percent.

     In October and November 2001, Apache terminated the gas price swap contracts associated with these advances and received proceeds of $78 million. The effect of terminating these derivative instruments reduces

                      APACHE CORPORATION AND SUBSIDIARIES
future price risk exposure to natural gas price volatility by establishing a fixed price for the remaining quantities of gas to be delivered under the terms of the contracts. Upon termination, Apache designated the remaining contractual volumes of gas that will be delivered to the purchasers as a normal fixed-price physical sale. The prices used in settling the derivatives represented an average 51 percent increase over the prices reflected in the original contracts. No gain or loss was recognized at termination. The settlement is carried as advances from gas purchases on the consolidated balance sheet and will be recognized in monthly sales based on the portion of the proceeds applicable to each production month over the remaining life of the contracts.

9.  CAPITAL STOCK

     The following shares have been restated to reflect the 10 percent and five percent stock dividends as discussed in Note 1 of these financial statements.

  Common Stock Outstanding

                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Balance, beginning of year............................  143,958,338   142,798,134   131,665,916
Treasury shares issued (acquired), net................       60,716      (961,782)     (530,699)
Shares issued for:
  Public offering(1)(4)...............................           --            --    10,626,000
  Acquisition of Fletcher subsidiaries(2).............           --     1,898,275            --
  Conversion of Series C Preferred Stock(3)...........    6,554,865            --            --
  Stock option plans..................................      679,293       242,470     1,036,917
  Fractional shares repurchased.......................           --       (18,759)           --
                                                        -----------   -----------   -----------
Balance, end of year..................................  151,253,212   143,958,338   142,798,134
                                                        ===========   ===========   ===========

---------------

(1) In August 2000, Apache completed a public offering of 10.6 million shares of common stock, including 1.4 million shares for the underwriters' over-allotment option, for net proceeds of $434 million.

(2) In March 2001, Apache issued to Shell Overseas Holdings 1.9 million restricted shares for net proceeds of $100 million in connection with the Fletcher acquisition.

(3) On May 15, 2002, we completed the mandatory conversion of our Series C preferred stock into approximately 6.5 million common shares.

(4) On January 22, 2003, in conjunction with the BP transaction, we completed a public offering of 9.9 million shares of common stock, including 1.3 million shares for the underwriters' over-allotment option, raising net proceeds of $554 million.

                      APACHE CORPORATION AND SUBSIDIARIES

     Net Income Per Common Share -- A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2002, 2001 and 2000 is presented in the table below:

                                            2002                             2001                             2000
                               ------------------------------   ------------------------------   ------------------------------
                                INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE
                               --------   -------   ---------   --------   -------   ---------   --------   -------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
  Income attributable to
    common stock.............  $543,514   148,617     $3.66     $703,798   144,007     $4.89     $693,068   136,265     $5.09
                                                      =====                            =====                            =====
EFFECT OF DILUTIVE
  SECURITIES:
  Stock options and other....        --     1,283                     --     1,061                     --     1,209
  Series C Preferred Stock...     5,149     2,406                 13,952     6,555                 14,307     6,573
                               --------   -------               --------   -------               --------   -------
DILUTED:
  Income attributable to
    common stock, including
    assumed conversions......  $548,663   152,306     $3.60     $717,750   151,623     $4.73     $707,375   144,047     $4.91
                               ========   =======     =====     ========   =======     =====     ========   =======     =====

     Stock Option Plans -- At December 31, 2002, officers and employees had options to purchase shares of the Company's common stock under one or more employee stock option plans adopted in 1990, 1995, 1998 and 2000 (collectively, the Stock Option Plans). Under the Stock Option Plans, the exercise price of each option equals the market price of Apache's common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after 10 years.

     The 2000 Stock Option Plan also permits the company to issue options with a reload provision, which has been included in certain options granted to officers and certain key employees of the Company. Options with reload provisions vest over two years, in equal installments every six months. The reload provision permits the granting of new options for shares with a current market value equal to any portion of the original option exercise price, or withholding taxes due on the exercise of the original option, paid by the optionee by means of the transfer or attestation of ownership of shares of the company's common stock or units in the company's Deferred Delivery Plan (if the income from the exercise is to be deferred into that plan). The Deferred Delivery Plan allows the executive officers and certain key employees of the company to defer the receipt of income from equity compensation plans such as the Company's Stock Option Plans. The new option granted as a reload vests after six months, expiring on the same date as the original option

     1996 Performance Stock Option Plan -- On October 31, 1996, the Company established the 1996 Performance Stock Option Plan (the Performance Plan) for substantially all full-time employees, excluding officers and certain key employees. Under the Performance Plan, the exercise price of each option equals the market price of Apache common stock on the date of grant. All options become exercisable after nine and one-half years and expire 10 years from the date of grant. Under the terms of the Performance Plan, no grants were made after December 31, 1998.

                      APACHE CORPORATION AND SUBSIDIARIES

     A summary of the status of the plans described above as of December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                              2002                2001                 2000
                                        -----------------   -----------------   ------------------
                                                 WEIGHTED            WEIGHTED             WEIGHTED
                                        SHARES   AVERAGE    SHARES   AVERAGE    SHARES    AVERAGE
                                        UNDER    EXERCISE   UNDER    EXERCISE    UNDER    EXERCISE
                                        OPTION    PRICE     OPTION    PRICE     OPTION     PRICE
                                        ------   --------   ------   --------   -------   --------
Outstanding, beginning of year........   5,629    $35.77     5,013    $32.06      5,225    $29.00
Granted...............................     893     55.97     1,201     49.89      1,021     43.00
Exercised.............................    (739)    30.56      (277)    28.05     (1,021)    27.23
Forfeited.............................    (229)    40.42      (308)    37.57       (212)    32.91
                                        ------              ------              -------
Outstanding, end of year(1)...........   5,554     39.53     5,629     35.77      5,013     32.06
                                        ======              ======              =======
Exercisable, end of year..............   2,755     33.68     2,435     31.65      1,615     28.23
                                        ======              ======              =======
Available for grant, end of year......     534               1,279                1,707
                                        ======              ======              =======
Weighted average fair value of options
  granted during the year(2)..........  $20.28              $20.88              $ 18.05
                                        ======              ======              =======

     The Black-Scholes model used by Apache to calculate option fair values was originally developed to estimate the fair value of freely tradable, fully transferable options without vesting and/or trading restrictions, which significantly differs from Apache's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which significantly affect the calculated values. Accordingly, management does not believe that this model provides a reliable single measure of the fair value of Apache's stock option awards, but in the absence of a better prescribed methodology, utilizes it to "value" options in accordance with SEC guidelines.

     The following table summarizes information about stock options covered by the plans described above that are outstanding at December 31, 2002 (shares in thousands):

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                           NUMBER OF     WEIGHTED                 NUMBER OF
                                            SHARES        AVERAGE     WEIGHTED     SHARES      WEIGHTED
                                             UNDER       REMAINING    AVERAGE       UNDER      AVERAGE
                                          OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
        RANGE OF EXERCISE PRICES            OPTIONS        LIFE        PRICE       OPTIONS      PRICE
        ------------------------          -----------   -----------   --------   -----------   --------
$18.94 - $29.44.........................     1,171         4.66        $26.86       1,032       $26.76
 29.55 -  31.17.........................     1,298         4.48         30.49         491        30.29
 31.49 -  46.19.........................     1,140         7.06         40.19         696        39.90
 47.62 -  56.11.........................     1,945         8.77         52.81         536        50.25
                                             -----                                  -----
                                             5,554                                  2,755
                                             =====                                  =====

---------------

(1) Excludes 133,701, 142,931 and 164,588 shares as of December 31, 2002, 2001 and 2000, respectively, issuable under stock options assumed by Apache in connection with the 1996 acquisition of The Phoenix Resource Companies, Inc.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: (i) risk-free interest rates of 4.87, 4.95 and 6.74 percent; (ii) expected lives of 4.5 years for 2002 and five years for 2001 and 2000 for the Stock Option Plans; (iii) expected volatility of 37.17, 41.39 and 37.42 percent; and (iv) expected dividend yields of .68, .51 and .57 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     Share Appreciation Plan -- In October 2000, the Company adopted the Share Appreciation Plan under which grants were made to the Company's officers and substantially all full-time employees. The Share Appreciation Plan provides for issuance of up to an aggregate of 4.04 million shares of Apache common stock, based on attainment of one or more of three share price goals (the Share Price Goals) and/or a separate production goal (the Production Goal). Generally, shares will be issued in three installments over 24 months after achievement of each goal. When and if the goals are achieved, the Company will recognize compensation expense over the 24-month vesting period equal to the value of the stock on the date the particular goal is achieved. The shares of Apache common stock contingently issuable under the Share Appreciation Plan will be excluded from the computation of income per common share until the stated goals are met.

     The Share Price Goals are based on achieving a share price of $87, $104 and $156 per share before January 1, 2005. A summary of the number of shares contingently issuable under the Share Price Goals as of December 31, 2002, 2001 and 2000 is presented in the table below (shares in thousands):

                                                                SHARES SUBJECT TO
                                                                CONDITIONAL GRANTS
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Outstanding, beginning of year.............................   3,195    2,882       --
Granted....................................................     218      647    2,882
Forfeited..................................................    (296)    (334)      --
                                                             ------   ------   ------
Outstanding, end of year(1)................................   3,117    3,195    2,882
                                                             ======   ======   ======
Exercisable, end of year...................................      --       --        -
                                                             ======   ======   ======
Weighted average fair value of conditional grants --
  Share Price Goals(2).....................................  $15.95   $18.61   $34.86
                                                             ======   ======   ======

     The Production Goal will be attained if and when the Company's average daily production equals or exceeds 1.33 barrels of oil equivalent per diluted share (calculated on an annualized basis) during any fiscal quarter ending before January 1, 2005. Such level of production was approximately twice the Company's level of production at the time the Share Appreciation Plan was adopted. Shares issuable in connection with the Production Goal will be a number of shares of the Company's common stock equal to (a) 37.5 percent, 75 percent or 150 percent of a participant's annual base salary (at the time of attainment), as applicable, divided by (b) the average daily per share closing price of the Company's common stock for the fiscal quarter during which the Production Goal is attained.

     In 2001, the Company modified the Stock Option Plans, 1996 Performance Stock Option Plan and 2000 Share Appreciation Plan to allow for immediate vesting upon a change in control of ownership. This modification did not require recognition of any compensation expense.

---------------

(1) Represents shares issuable upon attainment of $87, $104 and $156 per share price goals of 675,896 shares, 1,690,525 shares and 750,699 shares, respectively, in 2002 and 693,134 shares, 1,732,394 shares and 769,897 shares, respectively, in 2001 and 626,010 shares, 1,562,715 shares and 694,155 shares, respectively, in 2000.

(2) The fair value of each Share Price Goal conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: (i) risk-free interest rate of 2.90, 4.16 and 5.95 percent;
    (ii) expected volatility of 38.77, 46.27 and 44.69 percent; and (iii) expected dividend yield of .70, .77 and .44 percent.

                      APACHE CORPORATION AND SUBSIDIARIES

     In December 1998, the Company entered into a conditional stock grant agreement with an executive of the Company which would award up to 115,496 shares of the Company's common stock in five annual installments. Each installment has a five-year vesting period, 40 percent of the conditional grants will be paid in cash at the market value of the stock on the date of payment and the balance (69,297 shares) will be issued in Apache common stock. In 2001, the Company modified the conditional stock grant agreement to allow for immediate vesting upon a change in control of ownership. This modification did not require recognition of any compensation expense.

     In May 2002, Apache's board of directors approved an executive restricted stock plan for all executive officers and certain key employees in lieu of stock options. During the year, the Company awarded 114,975 restricted shares that are subject to ratable vesting over four years. The value of the stock issued was established by the market price on the date of grant and will be recorded as compensation expense over the vesting terms. During 2002, $538 thousand was charged to expense.

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

     Rights to Purchase Series A Preferred Stock -- In December 1995, the Company declared a dividend of one right (a Right) for each 1.155 shares (adjusted for the 10 percent and five percent stock dividends) of Apache common stock outstanding on January 31, 1996. Each full Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if a person or group becomes the beneficial owner of 20 percent or more of Apache's outstanding common stock (flip in event), each Right will become exercisable for shares of Apache's common stock at 50 percent of the then market price of the common stock. If a 20 percent shareholder of Apache acquires Apache, by merger or otherwise, in a transaction where Apache does not survive or in which Apache's common stock is changed or exchanged (flip over event), the Rights become exercisable for shares of the common stock of the company acquiring Apache at 50 percent of the then market price for Apache common stock. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. If an offer to acquire all of the Company's outstanding shares of common stock is determined to be fair by Apache's board of directors, the transaction will not trigger a flip in event or a flip over event. The Company may also redeem the Rights at $.01 per Right at any time until 10 business days after public announcement of a flip in event. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

     Series B Preferred Stock -- In August 1998, Apache issued 100,000 shares ($100 million) of Series B Preferred Stock in the form of one million depositary shares, each representing one-tenth (1/10) of a share of Series B Preferred Stock, for net proceeds of $98 million. The Series B Preferred Stock has no stated maturity,

                      APACHE CORPORATION AND SUBSIDIARIES
is not subject to a sinking fund and is not convertible into Apache common stock or any other securities of the Company. Apache has the option to redeem the Series B Preferred Stock at $1,000 per preferred share on or after August 25, 2008. Holders of the shares are entitled to receive cumulative cash dividends at an annual rate of $5.68 per depositary share when, and if, declared by Apache's board of directors.

     Series C Preferred Stock -- In May 1999, Apache issued 140,000 shares ($217 million) of Series C Preferred Stock in the form of seven million depositary shares each representing one-fiftieth (1/50) of a share of Series C Preferred Stock, for net proceeds of $211 million. Holders of the shares were entitled to receive cumulative cash dividends at an annual rate of 6.5 percent, or $2.015 per depositary share when, and if, declared by Apache's board of directors.

     In 2000, Apache bought back 75,900 depositary shares at an average price of $34.42 per share. The excess of the purchase price to reacquire the depositary shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations. The remaining depositary shares converted into 6,554,865 shares of Apache common stock in 2002.

     Comprehensive Income -- Components of accumulated other comprehensive income (loss) consist of the following:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2002        2001        2000
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
Currency translation adjustments...................  $(108,750)  $(114,078)  $(40,050)
Unrealized gain (loss) on available for sale
  securities.......................................         --         125       (182)
Unrealized gain (loss) on derivatives..............     (4,186)     12,136         --
                                                     ---------   ---------   --------
Accumulated other comprehensive loss...............  $(112,936)  $(101,817)  $(40,232)
                                                     =========   =========   ========

     The unrealized gain (loss) on available for sale securities at December 31, 2001 and 2000 is net of income tax expense (benefit) of $67,000 and $(94,000), respectively. The currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in non-U.S. subsidiaries.

     A rollforward of the unrealized gain on derivatives is presented in the table below:

                                                               GROSS     AFTER-TAX
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Unrealized gain on derivatives at December 31, 2001.........  $ 20,559   $ 12,136
Reclassification of net realized losses into earnings.......   (24,193)   (14,128)
Net change in derivative fair value.........................    (3,507)    (2,194)
                                                              --------   --------
Unrealized loss on derivatives at December 31, 2002.........  $ (7,141)  $ (4,186)
                                                              ========   ========

     Based on commodity prices as of December 31, 2002, the Company expects to reclassify losses of $5 million ($3 million after tax) to earnings from the balance in accumulated other comprehensive income during the next twelve months. The remaining balance in other comprehensive income is expected to be reclassified to future earnings, contemporaneously with the related sales of natural gas production as applicable to specific hedges. The actual amounts that will be reclassified to earnings over the next year and beyond could vary materially from this estimated amount as a result of changes in market conditions.

                      APACHE CORPORATION AND SUBSIDIARIES

10. FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001. See Note 4 for a discussion of the Company's derivative instruments.

                                                            2002                  2001
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Short-term investments.............................  $     --   $     --   $102,950   $103,967
Long-term debt:
  Apache
     Money market lines of credit..................     8,900      8,900      1,600      1,600
     Global credit facility -- U.S. ...............        --         --    100,000    100,000
     Commercial paper..............................   271,400    271,400    530,700    530,700
     6.25-percent debentures.......................   397,307    448,880         --         --
     9.25-percent notes............................        --         --     99,974    102,560
     7-percent notes...............................   148,446    179,445    148,391    148,845
     7.625-percent notes...........................   149,134    180,990    149,109    157,350
     7.7-percent notes.............................    99,660    122,890     99,655    105,130
     7.95-percent notes............................   178,614    226,926    178,595    194,454
     7.375-percent debentures......................   148,009    177,090    148,003    152,415
     7.625-percent debentures......................   149,175    179,205    149,175    157,380
  Subsidiary and other obligations
     Money market lines of credit..................        --         --      1,196      1,196
     Global credit facility -- Canada..............        --         --     30,000     30,000
     Fletcher notes................................     5,356      6,065      5,356      5,716
     Apache Finance Australia 6.5-percent notes....   169,260    193,936    169,137    172,822
     Apache Finance Australia 7-percent notes......    99,535    116,430     99,478    104,230
     Apache Finance Canada 7.75-percent notes......   297,019    380,280    296,988    320,880
     Apache Clearwater notes.......................    37,000     37,000     37,000     37,000

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The Company's trade receivables and trade payables are by their very nature short-term. The carrying values included in the accompanying consolidated balance sheet approximate fair value at December 31, 2002 and December 31, 2001.

     Short-Term Investments -- The fair value of the Company's short-term investments are estimates provided to the Company by independent investment banking firms.

     Long-Term Debt -- The 2002 fair value of the notes and debentures is based upon an estimate provided to the Company by an independent investment banking firm. The fair value of the notes and debentures for 2001 is based on quoted market prices and in the case of the 7.625-percent debentures, an estimate provided by an independent banking firm. The carrying amount of the global credit facility, commercial paper, money market lines of credit and Apache Clearwater notes approximated fair value because the interest rates are variable and reflective of market rates.

                      APACHE CORPORATION AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES

  Litigation

     China -- Apache China Corporation LDC was sued in an arbitration by Texaco China, B.V. in September 2001. Texaco China later added Apache Bohai Corporation LDC to the arbitration. The arbitration covers Texaco's claims for damages arising out of Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco. Apache China and Apache Bohai deny any liability. Apache Bohai filed suit in federal district court, contending there is no right to arbitration. The district court denied Apache's claim. Apache has filed with the federal court of appeals to have the trial court's opinion reviewed and reversed. That matter is currently pending, as is the arbitration, with a hearing date expected during 2003.

     On February 5, 2003, the Bankruptcy Court for the Western District of Louisiana entered an order confirming Debtor XCL-China Ltd.'s most recently filed plan of arrangement. XCL-China is a participant in certain of our concessions in the Zhao Dong Block in the Bohai Bay of China. We understand that XCL Ltd. will now have one percent or less ownership interest, if any, in XCL-China with any remaining ownership interest being held by the bondholders of XCL Ltd. In connection with the order, Apache China has agreed to waive its approval and preferential purchase rights of the XCL-China interest in the Zhao Dong Block for the event of the confirmation and reorganization of the Debtor only, without waiver of any rights concerning future events. All agreements approved in 2001 by Apache China, XCL-China and the various Chinese parties, which resolved the funding and subsequent repayment of XCL-China's share of development costs, remain in place.

     Canada -- In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery made by Apache and Murphy during 2000 in the Ladyfern area of northeast British Columbia. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and has since reduced this amount to no more than C$4 billion. Management believes that the counterclaim is without merit and that the amount claimed by Predator is frivolous.

     Cinergy -- As described in Note 13 Transactions with Related Parties and Major Customers, Cinergy Marketing & Trading, LLC (Cinergy) purchases most of the Company's United States natural gas production. Disputes have arisen between Cinergy and Apache concerning various matters, including Cinergy's claim to market Apache's Canadian gas production. In response to these disputes, Cinergy commenced an arbitration proceeding in September 2001 seeking, among other things, specific performance to require the Company to sell its Canadian gas production to Cinergy or pay damages. The Company is disputing Cinergy's assertions (including their claim to market our Canadian production), filing a general denial and counterclaim against Cinergy for amounts arising from, among other things, an audit commenced in 2001. Management does not believe the outcome of the arbitration will be material to our financial position or results of operations. The Company continues to market most of its U.S. gas production through Cinergy, although the Company is actively discussing its gas marketing arrangements and a resolution of the disputes with Cinergy.

     The Company is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is management's opinion that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

     Environmental -- The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, provincial, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from

                      APACHE CORPORATION AND SUBSIDIARIES
operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks.

     Apache manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company also conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any possible remediation effort. As it relates to evaluations of purchased properties, depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache's satisfaction, or agree to assume liability for the remediation of the property. The Company's general policy is to limit any reserve additions to any incidents or sites that are considered likely to result in an expected remediation cost exceeding $100,000. Any environmental costs and liabilities that are not reserved for are treated as an expense when actually incurred. In our estimation, neither these expenses nor expenses related to training and compliance programs, are likely to have a material impact on our financial condition. As of December 31, 2002, the Company had an undiscounted reserve for environmental remediation of approximately $10 million. Apache is not aware of any environmental claims existing as of December 31, 2002, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

     Exploration Agreement -- In conjunction with the purchase of oil and gas properties in December 2002, Apache entered into a separate exploration joint venture with the seller whereby the seller will actively generate prospects on certain South Louisiana acreage through December 31, 2004. Under the terms of the agreement, Apache will pay up to $25 million for the seller's share of seismic, lease acquisition and drilling and completion cost on covered prospects, with no more than $13 million of carried cost required to be paid on behalf of the seller through December 31, 2003. Apache has the option, but not the obligation, to participate in any individual prospect proposed by the seller. If Apache does not pay a total of $25 million of covered cost through December 31, 2004, it is obligated to pay the difference to the seller within 90 days of the expiration of the agreement.

     International Lease Concessions -- The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, Egypt, China and Poland. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $71 million through 2006.

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

                      APACHE CORPORATION AND SUBSIDIARIES

Canada Ltd. maintain separate retirement plans, as required under the laws of Australia and Canada, respectively.

     Vesting in the Company's contributions to the 401(k) savings plan, the money purchase retirement plan and the non-qualified retirement/savings plan occurs at the rate of 20 percent per year. Upon a change in control of ownership, vesting is immediate. Total costs under all plans were $18 million, $16 million and $9 million for 2002, 2001 and 2000, respectively. The unfunded liability for all plans as of December 31, 2002 and 2001 has been recorded in other accrued expenses.

     In connection with the pending acquisition of U.K. North Sea assets from BP, Apache will establish a defined benefit pension plan for certain employees acquired in the transaction. BP will contribute amounts to the new plan related to past service for the transferred employees.

     Operating Lease and Other Commitments -- The Company has leases for buildings, facilities and equipment with varying expiration dates through 2008. Net rental expense was $16 million, $18 million and $16 million for 2002, 2001 and 2000, respectively.

     As of December 31, 2002, minimum rental commitments under long-term operating leases, net of sublease rentals; and long-term pipeline transportation commitments, ranging from one to 21 years, are as follows:

                                        NET MINIMUM COMMITMENTS
                           -------------------------------------------------
                                                                  PIPELINE
                            TOTAL     LEASES    DRILLING RIGS   TRANSMISSION
                           --------   -------   -------------   ------------
                                            (IN THOUSANDS)
2003.....................  $107,234   $13,213      $68,234        $ 25,787
2004.....................    49,735    13,404       14,182          22,149
2005.....................    33,769    11,969        2,957          18,843
2006.....................    31,158    11,543        2,957          16,658
2007.....................    23,096     4,137        2,957          16,002
Thereafter...............    65,151       319          478          64,354
                           --------   -------      -------        --------
                           $310,143   $54,585      $91,765        $163,793
                           ========   =======      =======        ========

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

                      APACHE CORPORATION AND SUBSIDIARIES

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

     If Apache's senior unsecured long-term debt ratings from Standard & Poor's and Moody's fall to BBB- or lower and Baa3 or lower, respectively, or if either rating is withdrawn, our subsidiaries that issued the preferred stock and limited partnership interests may need to obtain additional cash or cash equivalents or redeem part of the preferred interests to remain in compliance with certain covenants. Also, if Apache's rating falls to BB or lower or Ba2 or lower, the limited partner has the right to cause the dissolution of the partnership, though Apache can avoid this by exercising its right to retire the limited partnership interests without penalty.

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

13.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     Cinergy Corp. - In June 1998, Apache contracted with Cinergy Corp. to market substantially all the Company's natural gas production from the United States and agreed to develop terms for the marketing of most of Apache's Canadian production under an amended and restated gas purchase agreement effective July 1, 1998. Apache sold its 57 percent interest in ProEnergy for 771,258 shares of Cinergy Corp. common stock, which the Company subsequently sold for $26 million. In December 1998, Apache and Cinergy Corp. agreed to postpone the negotiation of terms to market most of Apache's Canadian production. Pursuant to the gas purchase agreement, ProEnergy, renamed Cinergy Marketing and Trading LLC (Cinergy), will continue to market Apache's North American natural gas production until June 30, 2008, with an option, following prior notice, to terminate on June 30, 2004. During this period, Apache is generally obligated to deliver most of its United States gas production to Cinergy and, under certain circumstances, reimburse Cinergy if certain gas throughput thresholds are not met. All throughput thresholds have been met. The prices received for its gas production under this agreement approximate market prices. As described in Note 11, Commitments and Contingencies, Apache and Cinergy are parties to arbitration. Apache continues to market most of its U.S. gas production through Cinergy, although the Company is actively discussing with Cinergy its gas marketing arrangements and a resolution of its disputes.

     Related Parties -- In the ordinary course of business, Apache paid to Maralo, LLC or related entities ("Maralo") during 2002 approximately $9,000 in revenues relating to four oil and gas wells in which Maralo owns an interest and of which Apache is operator. Maralo paid Apache approximately $1,000 in 2002 for Maralo's share of routine expenses relating to such wells. Also during 2002, Maralo sub-leased certain office space from Apache, for which Maralo paid Apache approximately $95,000. Mary Ralph Lowe, a member of

                      APACHE CORPORATION AND SUBSIDIARIES

Apache's board of directors through December 19, 2003, is president, chief executive officer and the sole stockholder of Maralo.

     In the ordinary course of business, Cimarex Energy, Co. ("Cimarex"), formerly Key Production Company, Inc., paid to Apache during 2002 approximately $2 million for Cimarex's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Cimarex owns interests and of which Apache is the operator. Cimarex was paid approximately $4 million directly by Apache or related entities for its proportionate share of revenues from wells in which Cimarex marketed its revenues with Apache as operator. Apache paid to Cimarex during 2002 approximately $217,000 for Apache's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Apache owns interests and of which Cimarex is the operator. Apache was paid approximately $785,000 directly by Cimarex for its proportionate share of revenues from wells in which Apache marketed its revenues with Cimarex as operator. F. H. Merelli, a member of the Apache's board of directors, is chairman of the board and chief executive officer of Cimarex.

     In the ordinary course of business, Matador Petroleum Corporation ("Matador") paid to Apache during 2002 approximately $708,000 for Matador's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Matador owns interests and of which Apache is the operator. Matador was paid approximately $1 million directly by Apache for its proportionate share of revenues from wells in which Matador marketed its revenues with Apache as operator. Apache paid to Matador during 2002 approximately $2 million for Apache's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Apache owns interests and of which Matador is the operator. Apache was paid approximately $621,000 directly by Matador for its proportionate share of revenues from wells in which Apache marketed its revenues with Matador as operator. Eugene C. Fiedorek, a member of the Apache's board of directors, is a member of the board of directors of Matador.

     During 2002, in the ordinary course of business, Aquila, Inc. ("Aquila") and related companies paid to Apache approximately $33 million for natural gas produced by Apache, primarily in Canada. Aquila was paid approximately $348,000 by Apache for gathering, transportation and compression services provided by Aquila. Janine McArdle, Vice-President -- Oil and Gas Marketing of Apache since October 2002, previously was employed by Aquila Europe.

     Major Customers -- In 2002, purchases by Cinergy and EGPC accounted for 19 percent and 22 percent of the Company's oil and gas production revenues, respectively. In 2001, purchases by Cinergy and EGPC accounted for 35 percent and 17 percent of the Company's oil and gas production revenues, respectively. In 2000, purchases by Cinergy and EGPC accounted for 26 percent and 16 percent of the Company's oil and gas production revenues, respectively. No other purchaser has accounted for more than 10 percent of revenues for 2002, 2001 or 2000.

     Concentration of Credit Risk -- The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales. Sales of natural gas by Apache to Cinergy are similarly uncollateralized. Apache sells all of its Egyptian crude oil and natural gas to the EGPC for U.S. dollars. Deteriorating economic conditions during 2001 and 2002 in Egypt have lessened the availability of U.S. dollars, resulting in a one to two month delay in receipts from EGPC. Continuation of the hard currency shortage in Egypt could lead to further delays, deferrals of payment or non-payment in the future.

                      APACHE CORPORATION AND SUBSIDIARIES

14. BUSINESS SEGMENT INFORMATION

     Apache has five reportable segments which are primarily in the business of crude oil and natural gas exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache's reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

                                                                                       OTHER
                             UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                             -------------   ----------   ----------   ---------   -------------   ----------
                                                              (IN THOUSANDS)
2002
Oil and Gas Production
  Revenues.................   $1,101,388     $  557,720   $  560,099   $334,039      $  6,502      $2,559,748
Operating Expenses:
  Depreciation, depletion
    and amortization.......      387,187        182,584      163,648    107,993         2,467         843,879
  International
    impairments............           --             --           --         --        19,600          19,600
  Lease operating costs....      239,837        114,299       69,160     37,107         1,721         462,124
  Gathering and
    transportation costs...       17,311         21,256           --         --            --          38,567
  Severance and other
    taxes..................       34,792          5,489           --     22,807            --          63,088
                              ----------     ----------   ----------   --------      --------      ----------
Operating Income (Loss)....   $  422,261     $  234,092   $  327,291   $166,132      $(17,286)      1,132,490
                              ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues...........                                                                               125
  Administrative, selling
    and other..............                                                                          (104,588)
  Financing costs, net.....                                                                          (112,833)
  Preferred interests of
    subsidiaries...........                                                                           (16,224)
                                                                                                   ----------
Income Before Income
  Taxes....................                                                                        $  898,970
                                                                                                   ==========
Net Property and
  Equipment................   $4,068,362     $2,190,029   $1,263,560   $807,332      $136,302      $8,465,585
                              ==========     ==========   ==========   ========      ========      ==========
Total Assets...............   $4,309,736     $2,401,319   $1,713,267   $883,704      $151,825      $9,459,851
                              ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property
  and Equipment............   $  597,954     $  379,413   $  196,975   $100,761      $ 37,767      $1,312,870
                              ==========     ==========   ==========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                       OTHER
                             UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                             -------------   ----------   ----------   ---------   -------------   ----------
                                                              (IN THOUSANDS)
2001
Oil and Gas Production
  Revenues.................   $1,474,628     $  628,967   $  460,910   $257,407      $  1,047      $2,822,959
Operating Expenses:
  Depreciation, depletion
    and amortization.......      423,727        178,770      135,225     82,686           423         820,831
  International
    impairments............           --             --           --         --        65,000          65,000
  Lease operating costs....      227,418         95,833       49,449     31,728           386         404,814
  Gathering and
    transportation costs...       15,790         18,794           --         --            --          34,584
  Severance and other
    taxes..................       49,555          8,483           --     11,789            --          69,827
                              ----------     ----------   ----------   --------      --------      ----------
Operating Income (Loss)....   $  758,138     $  327,087   $  276,236   $131,204      $(64,762)      1,427,903
                              ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues
    (losses)...............                                                                           (13,568)
  Administrative, selling
    and other..............                                                                           (88,710)
  Financing costs, net.....                                                                          (118,762)
  Preferred interests of
    subsidiaries...........                                                                            (7,609)
                                                                                                   ----------
Income Before Income
  Taxes....................                                                                        $1,199,254
                                                                                                   ==========
Net Property and
  Equipment................   $3,855,674     $1,984,147   $1,238,234   $814,423      $120,594      $8,013,072
                              ==========     ==========   ==========   ========      ========      ==========
Total Assets...............   $4,172,551     $2,163,615   $1,564,474   $882,141      $150,875      $8,933,656
                              ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property
  and Equipment............   $  834,581     $1,015,184   $  515,551   $113,171      $ 34,048      $2,512,535
                              ==========     ==========   ==========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                       OTHER
                             UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                             -------------   ----------   ----------   ---------   -------------   ----------
                                                              (IN THOUSANDS)
2000
Oil and Gas Production
  Revenues.................   $1,386,642     $  337,876   $  360,772   $223,543      $     --      $2,308,833
Operating Expenses:
  Depreciation, depletion
    and amortization.......      356,998         79,892       84,425     62,183            48         583,546
  Lease operating costs....      167,986         32,945       28,328     24,450            --         253,709
  Gathering and
    transportation costs...       11,701          7,915           --         --            --          19,616
  Severance and other
    taxes..................       48,015          5,072           --      6,086            --          59,173
                              ----------     ----------   ----------   --------      --------      ----------
Operating Income (Loss)....   $  801,942     $  212,052   $  248,019   $130,824      $    (48)      1,392,789
                              ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues
    (losses)...............                                                                            (6,855)
  Administrative, selling
    and other..............                                                                           (75,615)
  Financing costs, net.....                                                                          (106,638)
                                                                                                   ----------
Income Before Income
  Taxes....................                                                                        $1,203,681
                                                                                                   ==========
Net Property and
  Equipment................   $3,643,439     $1,378,639   $  854,531   $783,884      $151,969      $6,812,462
                              ==========     ==========   ==========   ========      ========      ==========
Total Assets...............   $4,022,749     $1,463,306   $  965,733   $856,575      $173,587      $7,481,950
                              ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property
  and Equipment............   $1,461,479     $  649,804   $   93,083   $117,248      $ 20,865      $2,342,479
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

                                                                                      OTHER
                                UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                -------------   --------   --------   ---------   -------------   ----------
                                                               (IN THOUSANDS)
2002
Oil and gas production
  revenues....................   $1,101,388     $557,720   $560,099   $334,039      $  6,502      $2,559,748
                                 ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)...........      369,864      181,087    163,648    107,194         2,455         824,248
  International impairments...           --           --         --         --        19,600          19,600
  Lease operating expenses....      239,837      114,299     69,160     37,107         1,721         462,124
  Gathering and transportation
    costs.....................       17,311       21,256         --         --            --          38,567
  Production taxes(2).........       33,336           --         --     18,659            --          51,995
  Income tax..................      165,390      104,869    157,100     58,167        (6,536)        478,990
                                 ----------     --------   --------   --------      --------      ----------
                                    825,738      421,511    389,908    221,127        17,240       1,875,524
                                 ----------     --------   --------   --------      --------      ----------
Results of operations.........   $  275,650     $136,209   $170,191   $112,912      $(10,738)     $  684,224
                                 ==========     ========   ========   ========      ========      ==========
Amortization rate per boe.....   $     7.06     $   5.71   $   6.10   $   5.36      $   3.68      $     6.29
                                 ==========     ========   ========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                      OTHER
                                UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                -------------   --------   --------   ---------   -------------   ----------
                                                               (IN THOUSANDS)
2001
Oil and gas production
  revenues....................   $1,474,628     $628,967   $460,910   $257,407      $  1,047      $2,822,959
                                 ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)...........      409,096      177,159    135,086     81,930           388         803,659
  International impairments...           --           --         --         --        65,000          65,000
  Lease operating expenses....      227,418       95,833     49,449     31,728           386         404,814
  Gathering and transportation
    costs.....................       15,790       18,794         --         --            --          34,584
  Production taxes(2).........       47,462           --         --     11,789            --          59,251
  Income tax..................      290,573      150,450    132,660     44,866       (24,279)        594,270
                                 ----------     --------   --------   --------      --------      ----------
                                    990,339      442,236    317,195    170,313        41,495       1,961,578
                                 ----------     --------   --------   --------      --------      ----------
Results of operations.........   $  484,289     $186,731   $143,715   $ 87,094      $(40,448)     $  861,381
                                 ==========     ========   ========   ========      ========      ==========
Amortization rate per boe.....   $     6.64     $   5.80   $   5.66   $   4.70      $   4.72      $     6.05
                                 ==========     ========   ========   ========      ========      ==========
2000
Oil and gas production
  revenues....................   $1,386,642     $337,876   $360,772   $223,543      $     --      $2,308,833
                                 ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)...........      345,624       76,286     84,302     61,358            --         567,570
  Lease operating expenses....      167,985       32,945     28,328     24,451            --         253,709
  Gathering and transportation
    costs.....................       11,701        7,915         --         --            --          19,616
  Production taxes(2).........       46,509           --         --      6,086            --          52,595
  Income tax..................      305,559       98,489    119,108     44,760            --         567,916
                                 ----------     --------   --------   --------      --------      ----------
                                    877,378      215,635    231,738    136,655            --       1,461,406
                                 ----------     --------   --------   --------      --------      ----------
Results of operations.........   $  509,264     $122,241   $129,034   $ 86,888      $     --      $  847,427
                                 ==========     ========   ========   ========      ========      ==========
Amortization rate per boe.....   $     6.16     $   5.53   $   5.46   $   4.42      $     --      $     5.75
                                 ==========     ========   ========   ========      ========      ==========

---------------

(1) This amount reflects DD&A of capitalized costs of oil and gas proved properties only and, therefore, does not agree with DD&A reflected on Note 14, Business Segment Information.

(2) This amount reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with severance and other taxes reflected on Note 14, Business Segment Information.

                      APACHE CORPORATION AND SUBSIDIARIES

     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2002, by the year in which such costs were incurred:

                                                                                                1999 AND
                                                      TOTAL       2002       2001      2000       PRIOR
                                                     --------   --------   --------   -------   ---------
                                                                        (IN THOUSANDS)
Property acquisition costs.........................  $417,095   $165,247   $ 47,935   $70,622   $133,291
Exploration and development........................   239,177    124,639     53,914    24,041     36,583
                                                     --------   --------   --------   -------   --------
  Total............................................  $656,272   $289,886   $101,849   $94,663   $169,874
                                                     ========   ========   ========   =======   ========

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:

                                                                                      OTHER
                                UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                -------------   --------   --------   ---------   -------------   ----------
                                                               (IN THOUSANDS)
2002
Acquisitions(1)...............   $  267,537     $ 84,170   $     --    $    --       $    --      $  351,707
Purchase of non-producing
  leases......................        2,264       20,150         --         --            --          22,414
Exploration...................       19,805        2,833     55,580     50,327         2,330         130,875
Development...................      280,542      235,208    115,580     39,486        36,079         706,895
Capitalized interest..........       13,200       14,392      8,875      4,224            --          40,691
Property sales................          873           84     (8,000)        --            --          (7,043)
                                 ----------     --------   --------    -------       -------      ----------
                                 $  584,221     $356,837   $172,035    $94,037       $38,409      $1,245,539
                                 ==========     ========   ========    =======       =======      ==========
2001
Acquisitions(1)...............   $   65,395     $561,700   $240,255    $    --       $12,936      $  880,286
Purchase of non-producing
  leases......................       14,004       27,941         --         --            --          41,945
Exploration...................       47,688       64,172     39,806     38,727        12,536         202,929
Development...................      637,488      318,232     87,798     46,441         8,302       1,098,261
Capitalized interest..........       24,500       13,920     11,293      7,036            --          56,749
Property sales................     (200,445)    (147,851)        --         --            --        (348,296)
                                 ----------     --------   --------    -------       -------      ----------
                                 $  588,630     $838,114   $379,152    $92,204       $33,774      $1,931,874
                                 ==========     ========   ========    =======       =======      ==========
2000
Acquisitions(1)...............   $  922,523     $401,904   $     --    $    --       $    --      $1,324,427
Purchase of non-producing
  leases......................       10,712       11,548         --         --            --          22,260
Exploration...................       26,045       16,331     51,819     40,917        18,077         153,189
Development...................      459,046      107,748     33,130     32,918            --         632,842
Capitalized interest..........       27,185       10,063     12,194      9,908         2,650          62,000
Property sales................      (10,853)     (15,418)        --         --            --         (26,271)
                                 ----------     --------   --------    -------       -------      ----------
                                 $1,434,658     $532,176   $ 97,143    $83,743       $20,727      $2,168,447
                                 ==========     ========   ========    =======       =======      ==========

---------------

(1) Acquisitions include unproved costs of $70 million, $77 million and $125 million for transactions completed in 2002, 2001 and 2000, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

     Capitalized Costs -- The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                  OTHER
                       UNITED STATES     CANADA       EGYPT      AUSTRALIA    INTERNATIONAL      TOTAL
                       -------------   ----------   ----------   ----------   -------------   -----------
                                                         (IN THOUSANDS)
2002
Proved properties....   $7,906,966     $2,478,623   $1,232,119   $  970,386     $ 239,365     $12,827,459
Unproved properties..      203,366        204,059      174,925       39,962        33,960         656,272
                        ----------     ----------   ----------   ----------     ---------     -----------
                         8,110,332      2,682,682    1,407,044    1,010,348       273,325      13,483,731
Accumulated DD&A.....   (4,121,751)      (637,546)    (502,658)    (357,271)     (137,668)     (5,756,894)
                        ----------     ----------   ----------   ----------     ---------     -----------
                        $3,988,581     $2,045,136   $  904,386   $  653,077     $ 135,657     $ 7,726,837
                        ==========     ==========   ==========   ==========     =========     ===========
2001
Proved properties....   $7,314,153     $2,103,263   $1,037,431   $  816,620     $ 119,225     $11,390,692
Unproved properties..      211,958        215,003      197,578       99,691       115,691         839,921
                        ----------     ----------   ----------   ----------     ---------     -----------
                         7,526,111      2,318,266    1,235,009      916,311       234,916      12,230,613
Accumulated DD&A.....   (3,751,887)      (466,703)    (359,792)    (259,373)     (115,613)     (4,953,368)
                        ----------     ----------   ----------   ----------     ---------     -----------
                        $3,774,224     $1,851,563   $  875,217   $  656,938     $ 119,303     $ 7,277,245
                        ==========     ==========   ==========   ==========     =========     ===========

                      APACHE CORPORATION AND SUBSIDIARIES

     Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the SEC. The Company's estimates of proved reserve quantities of its U.S., Canadian and international properties are subject to review by Ryder Scott Company, L.P. Petroleum Consultants, independent petroleum engineers. Their review concentrated on those reserves that constitute a substantial percentage of the SEC value. During 2002, 2001 and 2000, their review covered 68 percent, 61 percent and 72 percent of the SEC value, respectively.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                                     CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS                    NATURAL GAS
                               ----------------------------------------------------------   -------------------------------

                                                 (THOUSANDS OF BARRELS)                        (MILLIONS OF CUBIC FEET)
                               UNITED                                    OTHER               UNITED
                               STATES    CANADA     EGYPT    AUSTRALIA   INT'L     TOTAL     STATES      CANADA      EGYPT
                               -------   -------   -------   ---------   ------   -------   ---------   ---------   -------
PROVED DEVELOPED RESERVES:
  December 31, 1999..........  186,962    50,401    30,719     33,887        --   301,969   1,004,844     397,704   106,830
  December 31, 2000..........  232,361    66,484    26,028     29,124        --   353,997   1,579,865     660,334    93,205
  December 31, 2001..........  230,017    76,250    59,188     45,628       699   411,782   1,407,561   1,148,516   338,707
  December 31, 2002..........  240,880    89,554    51,162     31,746     1,033   414,375   1,444,677   1,255,068   246,529
TOTAL PROVED RESERVES:
Balance December 31,1999.....  238,657    83,043    39,076     54,466        --   415,242   1,214,887     407,053   156,049
  Extensions, discoveries and
    other additions..........   36,681     6,589     9,168      6,074        --    58,512     154,489      94,792    32,967
  Purchases of minerals
    in-place.................   60,519    29,514        --         --        --    90,033     736,079     246,360        --
  Revisions of previous
    estimates................    2,655       159     1,012        429        --     4,255      32,414      (8,397)    2,966
  Production.................  (22,894)   (5,828)  (10,155)    (5,691)       --   (44,568)   (199,362)    (47,758)  (17,371)
  Sales of properties........     (914)      (87)       --         --        --    (1,001)    (10,454)       (333)       --
                               -------   -------   -------    -------    ------   -------   ---------   ---------   -------
Balance December 31, 2000....  314,704   113,390    39,101     55,278        --   522,473   1,928,053     691,717   174,611
  Extensions, discoveries and
    other additions..........   54,533    21,121    17,121     12,320        --   105,095     166,307     281,037    52,938
  Purchases of minerals
    in-place.................    6,728    35,298    36,465         --     1,099    79,590      34,827     512,927   247,302
  Revisions of previous
    estimates................   (7,943)      814     2,621         --        --    (4,508)    (61,522)      8,391    13,392
  Production.................  (24,157)   (9,916)  (14,322)    (8,595)      (42)  (57,032)   (224,600)   (108,925)  (35,010)
  Sales of properties........  (22,428)  (23,802)       --         --        --   (46,230)   (167,271)    (83,265)       --
                               -------   -------   -------    -------    ------   -------   ---------   ---------   -------
Balance December 31, 2001....  321,437   136,905    80,986     59,003     1,057   599,388   1,675,794   1,301,882   453,233
  Extensions, discoveries and
    other additions..........   20,082    31,366    18,227      4,221    11,793    85,689     102,050      70,066     6,123
  Purchases of minerals
    in-place.................    7,109     5,055        --         --        --    12,164     154,459      66,113        --
  Revisions of previous
    estimates................    6,630       159    (8,140)       106        40    (1,205)     37,944      20,900   (37,480)
  Production.................  (21,790)   (9,846)  (15,977)   (11,082)     (225)  (58,920)   (183,708)   (120,210)  (44,769)
  Sales of properties........      (46)       --      (305)        --        --      (351)     (2,446)         --    (6,440)
                               -------   -------   -------    -------    ------   -------   ---------   ---------   -------
Balance December 31, 2002....  333,422   163,639    74,791     52,248    12,665   636,765   1,784,093   1,338,751   370,667
                               =======   =======   =======    =======    ======   =======   =========   =========   =======

                                        NATURAL GAS                TOTAL
                               ------------------------------   -----------
                                                                 (THOUSAND
                                  (MILLIONS OF CUBIC FEET)      BARRELS OF
                                           OTHER                    OIL
                               AUSTRALIA   INT'L      TOTAL     EQUIVALENT)
                               ---------   ------   ---------   -----------
PROVED DEVELOPED RESERVES:
  December 31, 1999..........   364,369        --   1,873,747      614,260
  December 31, 2000..........   331,390        --   2,664,794      798,129
  December 31, 2001..........   307,509     1,524   3,203,817      945,751
  December 31, 2002..........   256,790     3,469   3,206,533      948,797
TOTAL PROVED RESERVES:
Balance December 31,1999.....   573,589        --   2,351,578      807,172
  Extensions, discoveries and
    other additions..........    55,195        --     337,443      114,752
  Purchases of minerals
    in-place.................        --        --     982,439      253,773
  Revisions of previous
    estimates................        (6)       --      26,977        8,751
  Production.................   (39,489)       --    (303,980)     (95,231)
  Sales of properties........        --        --     (10,787)      (2,799)
                                -------    ------   ---------    ---------
Balance December 31, 2000....   589,289        --   3,383,670    1,086,418
  Extensions, discoveries and
    other additions..........    25,084        --     525,366      192,656
  Purchases of minerals
    in-place.................        --     2,969     798,025      212,594
  Revisions of previous
    estimates................        --        --     (39,739)     (11,131)
  Production.................   (42,684)     (236)   (411,455)    (125,608)
  Sales of properties........        --        --    (250,536)     (87,986)
                                -------    ------   ---------    ---------
Balance December 31, 2001....   571,689     2,733   4,005,331    1,266,943
  Extensions, discoveries and
    other additions..........    28,943     3,355     210,537      120,779
  Purchases of minerals
    in-place.................        --        --     220,572       48,926
  Revisions of previous
    estimates................        22        37      21,423        2,366
  Production.................   (42,998)   (2,656)   (394,341)    (124,644)
  Sales of properties........        --        --      (8,886)      (1,832)
                                -------    ------   ---------    ---------
Balance December 31, 2002....   557,656     3,469   4,054,636    1,312,538
                                =======    ======   =========    =========

     As of December 31, 2002, 2001 and 2000, on a barrel of equivalent basis 28, 25 and 27 percent of our worldwide reserves, respectively, were classified as proved undeveloped.

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

                           UNITED                                                  OTHER
                           STATES       CANADA(1)      EGYPT      AUSTRALIA    INTERNATIONAL      TOTAL
                         -----------   -----------   ----------   ----------   -------------   ------------
                                                           (IN THOUSANDS)
2002
Cash inflows...........  $17,550,514   $ 9,597,042   $3,820,016   $2,436,477     $402,311      $ 33,806,360
Production and
  development costs....   (5,104,900)   (2,267,595)    (922,965)    (698,600)     (81,505)       (9,075,565)
Income tax expense.....   (3,875,478)   (2,288,073)    (963,906)    (482,883)     (59,164)       (7,669,504)
                         -----------   -----------   ----------   ----------     --------      ------------
Net cash flows.........    8,570,136     5,041,374    1,933,145    1,254,994      261,642        17,061,291
10 percent discount
  rate.................   (4,170,620)   (2,633,601)    (651,524)    (373,032)     (80,894)       (7,909,671)
                         -----------   -----------   ----------   ----------     --------      ------------
Discounted future net
  cash flows(2)........  $ 4,399,516   $ 2,407,773   $1,281,621   $  881,962     $180,748      $  9,151,620
                         ===========   ===========   ==========   ==========     ========      ============
2001
Cash inflows...........  $10,424,737   $ 5,468,028   $2,831,285   $1,838,437     $ 22,381      $ 20,584,868
Production and
  development costs....   (4,071,024)   (1,871,840)    (871,257)    (571,188)     (17,321)       (7,402,630)
Income tax expense.....   (1,417,677)     (851,971)    (683,856)    (345,392)          --        (3,298,896)
                         -----------   -----------   ----------   ----------     --------      ------------
Net cash flows.........    4,936,036     2,744,217    1,276,172      921,857        5,060         9,883,342
10 percent discount
  rate.................   (2,286,959)   (1,337,536)    (427,744)    (286,696)        (946)       (4,339,881)
                         -----------   -----------   ----------   ----------     --------      ------------
Discounted future net
  cash flows(2)........  $ 2,649,077   $ 1,406,681   $  848,428   $  635,161     $  4,114      $  5,543,461
                         ===========   ===========   ==========   ==========     ========      ============
2000
Cash inflows...........  $26,652,689   $ 8,865,939   $1,430,178   $2,133,073     $     --      $ 39,081,879
Production and
  development costs....   (5,549,309)   (1,343,831)    (298,711)    (651,151)          --        (7,843,002)
Income tax expense.....   (7,132,257)   (2,194,511)    (375,112)    (385,953)          --       (10,087,833)
                         -----------   -----------   ----------   ----------     --------      ------------
Net cash flows.........   13,971,123     5,327,597      756,355    1,095,969           --        21,151,044
10 percent discount
  rate.................   (6,148,566)   (2,478,102)    (238,985)    (337,741)          --        (9,203,394)
                         -----------   -----------   ----------   ----------     --------      ------------
Discounted future net
  cash flows(2)........  $ 7,822,557   $ 2,849,495   $  517,370   $  758,228     $     --      $ 11,947,650
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

(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $13.2 billion, $7.4 billion and $17.7 billion as of December 31, 2002, 2001 and 2000, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2002          2001          2000
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
Sales, net of production costs........................  $(1,994,631)  $(2,327,679)  $(2,064,471)
Net change in prices and production costs.............    4,767,785   (10,125,666)    4,693,840
Discoveries and improved recovery, net of related
  costs...............................................    1,885,266     1,760,299     2,703,195
Change in future development costs....................      222,160       182,816        67,442
Revision of quantities................................      (15,400)      (79,138)      135,669
Purchases of minerals in-place........................      603,608     1,332,244     5,796,278
Accretion of discount.................................      737,112     1,772,520       606,801
Change in income taxes................................   (2,200,925)    3,949,890    (4,284,904)
Sales of properties...................................      (14,502)   (1,306,042)      (25,585)
Change in production rates and other..................     (382,314)   (1,563,433)     (255,976)
                                                        -----------   -----------   -----------
                                                        $ 3,608,159   $(6,404,189)  $ 7,372,289
                                                        ===========   ===========   ===========

     Impact of Pricing -- The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future natural gas or oil sales are covered by physical contracts at specified prices. Price fluctuations are largely attributable to supply and demand perceptions for natural gas and volatility in oil prices.

     Under the full-cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects (the "ceiling"). These rules generally require pricing future oil and gas production at the unescalated oil and gas prices at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

                      APACHE CORPORATION AND SUBSIDIARIES

16.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST      SECOND     THIRD      FOURTH      TOTAL
                                         --------   --------   --------   --------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
Revenues...............................  $527,996   $656,315   $645,189   $730,373   $2,559,873
Expenses, net..........................   447,324    510,005    498,661    549,554    2,005,544
                                         --------   --------   --------   --------   ----------
Net income.............................  $ 80,672   $146,310   $146,528   $180,819   $  554,329
                                         ========   ========   ========   ========   ==========
Income attributable to common stock....  $ 75,764   $143,229   $145,122   $179,399   $  543,514
                                         ========   ========   ========   ========   ==========
Net income per common share (1)(2):
  Basic................................  $   0.53   $    .97   $    .96   $   1.19   $     3.66
                                         ========   ========   ========   ========   ==========
  Diluted..............................  $   0.52   $    .95   $    .95   $   1.18   $     3.60
                                         ========   ========   ========   ========   ==========
2001
Revenues...............................  $803,515   $808,681   $659,917   $537,278   $2,809,391
Expenses, net..........................   521,314    602,936    503,084    458,658    2,085,992
                                         --------   --------   --------   --------   ----------
Net income.............................  $282,201   $205,745   $156,833   $ 78,620   $  723,399
                                         ========   ========   ========   ========   ==========
Income attributable to common stock....  $277,293   $200,868   $151,925   $ 73,712   $  703,798
                                         ========   ========   ========   ========   ==========
Net income per common share (1)(2):
  Basic................................  $   1.94   $   1.39   $   1.05   $    .51   $     4.89
                                         ========   ========   ========   ========   ==========
  Diluted..............................  $   1.86   $   1.34   $   1.03   $    .51   $     4.73
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

(2) Earnings per share have been restated to reflect the 10 percent stock dividend declared September 13, 2001, paid January 21, 2002 to shareholders of record on December 31, 2001 and the five percent stock dividend declared December 18, 2002, payable April 2, 2003 to shareholders of record on March 12, 2003.

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

     Each of the companies presented in the condensed consolidating financial statements is wholly owned and has been consolidated in Apache Corporation's consolidated financial statements for all periods presented. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto of which this note is an integral part.

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                               ALL OTHER
                                                                  APACHE                      SUBSIDIARIES
                                     APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                   CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                   -----------   -------------   ---------   --------------   ------------
                                                               (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues.....................  $  814,225       $    --       $    --       $     --       $1,906,009
  Equity in net income of
    affiliates...................     391,295        20,976        32,905         76,707          (37,036)
  Other revenues (losses)........       7,909            --           (25)            --           (7,759)
                                   ----------       -------       -------       --------       ----------
                                    1,213,429        20,976        32,880         76,707        1,861,214
                                   ----------       -------       -------       --------       ----------
Operating Expenses:
  Depreciation, depletion and
    amortization.................     211,291            --            --             --          632,588
  International impairments......          --            --            --             --           19,600
  Lease operating costs..........     198,052            --            --             --          424,558
  Gathering and transportation
    costs........................      15,896            --            --             --           22,671
  Severance and other taxes......      34,015            --            --            270           28,803
  Administrative, selling and
    other........................      87,860            --            --             --           16,728
  Financing costs, net...........      72,721            --        18,050         41,058          (18,996)
                                   ----------       -------       -------       --------       ----------
                                      619,835            --        18,050         41,328        1,125,952
                                   ----------       -------       -------       --------       ----------
Preferred Interests of
  Subsidiaries...................          --            --            --             --           16,224
                                   ----------       -------       -------       --------       ----------
Income (Loss) Before Income
  Taxes..........................     593,594        20,976        14,830         35,379          719,038
  Provision (benefit) for income
    taxes........................      39,265            --        (6,146)       (16,221)         327,743
                                   ----------       -------       -------       --------       ----------
Net Income.......................     554,329        20,976        20,976         51,600          391,295
  Preferred stock dividends......      10,815            --            --             --               --
                                   ----------       -------       -------       --------       ----------
Income Attributable to Common
  Stock..........................  $  543,514       $20,976       $20,976       $ 51,600       $  391,295
                                   ==========       =======       =======       ========       ==========


                                   RECLASSIFICATIONS &
                                      ELIMINATIONS       CONSOLIDATED
                                   -------------------   ------------
                                             (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues.....................       $(160,486)        $2,559,748
  Equity in net income of
    affiliates...................        (484,847)                --
  Other revenues (losses)........              --                125
                                        ---------         ----------
                                         (645,333)         2,559,873
                                        ---------         ----------
Operating Expenses:
  Depreciation, depletion and
    amortization.................              --            843,879
  International impairments......              --             19,600
  Lease operating costs..........        (160,486)           462,124
  Gathering and transportation
    costs........................              --             38,567
  Severance and other taxes......              --             63,088
  Administrative, selling and
    other........................              --            104,588
  Financing costs, net...........              --            112,833
                                        ---------         ----------
                                         (160,486)         1,644,679
                                        ---------         ----------
Preferred Interests of
  Subsidiaries...................              --             16,224
                                        ---------         ----------
Income (Loss) Before Income
  Taxes..........................        (484,847)           898,970
  Provision (benefit) for income
    taxes........................              --            344,641
                                        ---------         ----------
Net Income.......................        (484,847)           554,329
  Preferred stock dividends......              --             10,815
                                        ---------         ----------
Income Attributable to Common
  Stock..........................       $(484,847)        $  543,514
                                        =========         ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                               ALL OTHER
                                                                  APACHE                      SUBSIDIARIES
                                     APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                   CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                   -----------   -------------   ---------   --------------   ------------
                                                               (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues.....................  $1,388,017       $    --       $    --       $     --       $1,897,305
  Equity in net income of
    affiliates...................     202,137        16,227        26,170         88,243          (31,085)
  Other revenues (losses)........      (3,064)           --         3,053             --          (13,557)
                                   ----------       -------       -------       --------       ----------
                                    1,587,090        16,227        29,223         88,243        1,852,663
                                   ----------       -------       -------       --------       ----------
Operating Expenses:
  Depreciation, depletion and
    amortization.................     170,854            --            --             --          649,977
  International impairments......          --            --            --             --           65,000
  Lease operating costs..........     214,075            --            --             --          653,102
  Gathering and transportation
    costs........................      15,337            --            --             --           19,247
  Severance and other taxes......      49,201            --            --             36           20,590
  Administrative, selling and
    other........................      78,440            --            --             --           10,270
  Financing costs, net...........      71,150            --        18,119         37,450           (7,957)
                                   ----------       -------       -------       --------       ----------
                                      599,057            --        18,119         37,486        1,410,229
                                   ----------       -------       -------       --------       ----------
Preferred Interests of
  Subsidiaries...................          --            --            --             --            7,609
                                   ----------       -------       -------       --------       ----------
Income (Loss) Before Income
  Taxes..........................     988,033        16,227        11,104         50,757          434,825
  Provision (benefit) for income
    taxes........................     264,634            --        (5,123)       (16,344)         232,688
                                   ----------       -------       -------       --------       ----------
Net Income.......................     723,399        16,227        16,227         67,101          202,137
  Preferred stock dividends......      19,601            --            --             --               --
                                   ----------       -------       -------       --------       ----------
Income Attributable to Common
  Stock..........................  $  703,798       $16,227       $16,227       $ 67,101       $  202,137
                                   ==========       =======       =======       ========       ==========


                                   RECLASSIFICATIONS
                                    & ELIMINATIONS     CONSOLIDATED
                                   -----------------   ------------
                                            (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues.....................      $(462,363)       $2,822,959
  Equity in net income of
    affiliates...................       (301,692)               --
  Other revenues (losses)........             --           (13,568)
                                       ---------        ----------
                                        (764,055)        2,809,391
                                       ---------        ----------
Operating Expenses:
  Depreciation, depletion and
    amortization.................             --           820,831
  International impairments......             --            65,000
  Lease operating costs..........       (462,363)          404,814
  Gathering and transportation
    costs........................             --            34,584
  Severance and other taxes......             --            69,827
  Administrative, selling and
    other........................             --            88,710
  Financing costs, net...........             --           118,762
                                       ---------        ----------
                                        (462,363)        1,602,528
                                       ---------        ----------
Preferred Interests of
  Subsidiaries...................             --             7,609
                                       ---------        ----------
Income (Loss) Before Income
  Taxes..........................       (301,692)        1,199,254
  Provision (benefit) for income
    taxes........................             --           475,855
                                       ---------        ----------
Net Income.......................       (301,692)          723,399
  Preferred stock dividends......             --            19,601
                                       ---------        ----------
Income Attributable to Common
  Stock..........................      $(301,692)       $  703,798
                                       =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                ALL OTHER
                                                                   APACHE                      SUBSIDIARIES
                                      APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                    CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                    -----------   -------------   ---------   --------------   ------------
                                                                (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues......................  $1,409,724        $  --         $  --        $    --        $1,281,209
  Equity in net income of
    affiliates....................     290,644           --            --         21,417           (10,884)
  Other revenues (losses).........      (4,323)          --            --             --            (3,394)
                                    ----------        -----         -----        -------        ----------
                                     1,696,045           --            --         21,417         1,266,931
                                    ----------        -----         -----        -------        ----------
Operating Expenses:
  Depreciation, depletion and
    amortization..................     356,998           --            --             --           226,548
  Lease operating costs...........     168,336           --            --             --           467,473
  Gathering and transportation
    costs.........................      11,701           --            --             --             7,915
  Severance and other taxes.......      48,014           --            --             --            11,159
  Administrative, selling and
    other.........................      63,418           --            --             --            12,197
  Financing costs, net............      80,066           --            --         19,297             7,275
                                    ----------        -----         -----        -------        ----------
                                       728,533           --            --         19,297           732,567
                                    ----------        -----         -----        -------        ----------
Income (Loss) Before Income
  Taxes...........................     967,512           --            --          2,120           534,364
  Provision (benefit) for income
    taxes.........................     246,917           --            --         (8,413)          244,582
                                    ----------        -----         -----        -------        ----------
Income (Loss) Before Change in
  Accounting Principle............     720,595           --            --         10,533           289,782
  Cumulative effect of change in
    accounting principle, net of
    income tax....................      (7,539)          --            --             --            (4,831)
                                    ----------        -----         -----        -------        ----------
Net Income........................     713,056           --            --         10,533           284,951
  Preferred stock dividends.......      19,988           --            --             --                --
                                    ----------        -----         -----        -------        ----------
Income Attributable to Common
  Stock...........................  $  693,068        $  --         $  --        $10,533        $  284,951
                                    ==========        =====         =====        =======        ==========


                                    RECLASSIFICATIONS
                                     & ELIMINATIONS     CONSOLIDATED
                                    -----------------   ------------
                                             (IN THOUSANDS)
Revenues:
  Oil and gas production
    revenues......................      $(382,100)       $2,308,833
  Equity in net income of
    affiliates....................       (300,315)              862
  Other revenues (losses).........             --            (7,717)
                                        ---------        ----------
                                         (682,415)        2,301,978
                                        ---------        ----------
Operating Expenses:
  Depreciation, depletion and
    amortization..................             --           583,546
  Lease operating costs...........       (382,100)          253,709
  Gathering and transportation
    costs.........................             --            19,616
  Severance and other taxes.......             --            59,173
  Administrative, selling and
    other.........................             --            75,615
  Financing costs, net............             --           106,638
                                        ---------        ----------
                                         (382,100)        1,098,297
                                        ---------        ----------
Income (Loss) Before Income
  Taxes...........................       (300,315)        1,203,681
  Provision (benefit) for income
    taxes.........................             --           483,086
                                        ---------        ----------
Income (Loss) Before Change in
  Accounting Principle............       (300,315)          720,595
  Cumulative effect of change in
    accounting principle, net of
    income tax....................          4,831            (7,539)
                                        ---------        ----------
Net Income........................       (295,484)          713,056
  Preferred stock dividends.......             --            19,988
                                        ---------        ----------
Income Attributable to Common
  Stock...........................      $(295,484)       $  693,068
                                        =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                   ALL OTHER
                                                            APACHE      APACHE    SUBSIDIARIES
                               APACHE      APACHE NORTH     FINANCE    FINANCE     OF APACHE     RECLASSIFICATIONS
                             CORPORATION      AMERICA      AUSTRALIA    CANADA    CORPORATION     & ELIMINATIONS     CONSOLIDATED
                             -----------   -------------   ---------   --------   ------------   -----------------   ------------
                                                                        (IN THOUSANDS)
Cash Provided by (Used in)
  Operating Activities.....   $  39,727      $     --      $(18,687)   $(43,819)  $ 1,403,497       $        --      $ 1,380,718
                              ---------      --------      --------    --------   -----------       -----------      -----------
Cash Flows from Investing
  Activities:
  Additions to property and
    equipment..............    (249,971)           --            --          --      (787,397)               --       (1,037,368)
  Acquisitions.............    (269,885)           --            --          --            --                --         (269,885)
  Proceeds from sales of
    oil and gas
    properties.............          --            --            --          --         7,043                --            7,043
  Purchase of U.S.
    Government Agency
    Notes..................          --            --            --          --       101,723                --          101,723
  Investment in and
    advances to
    subsidiaries, net......    (168,481)      (18,050)           --          --      (843,894)        1,030,425               --
  Other, net...............     (15,105)           --            --          --       (22,415)               --          (37,520)
                              ---------      --------      --------    --------   -----------       -----------      -----------
Net Cash Used in Investing
  Activities...............    (703,442)      (18,050)           --          --    (1,544,940)        1,030,425       (1,236,007)
                              ---------      --------      --------    --------   -----------       -----------      -----------
Cash Flows from Financing
  Activities:
  Long-term debt activity,
    net....................     700,464            --           637       2,826        34,847          (824,316)         (85,542)
  Dividends paid...........     (68,879)           --            --          --            --                --          (68,879)
  Common stock activity,
    net....................      30,708        18,050        18,050      41,120       128,889          (206,109)          30,708
  Treasury stock activity,
    net....................       1,991            --            --          --            --                --            1,991
  Cost of debt and equity
    transactions...........      (6,728)           --            --          --            --                --           (6,728)
                              ---------      --------      --------    --------   -----------       -----------      -----------
Net Cash Provided by
  Financing Activities.....     657,556        18,050        18,687      43,946       163,736        (1,030,425)        (128,450)
                              ---------      --------      --------    --------   -----------       -----------      -----------
Net Increase (Decrease) in
  Cash and Cash
  Equivalents..............      (6,159)           --            --         127        22,293                --           16,261
Cash and Cash Equivalents
  at Beginning of Year.....       6,383            --             2          --        29,240                --           35,625
                              ---------      --------      --------    --------   -----------       -----------      -----------
Cash and Cash Equivalents
  at End of Year...........   $     224      $     --      $      2    $    127   $    51,533       $        --      $    51,886
                              =========      ========      ========    ========   ===========       ===========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                   ALL OTHER
                                                APACHE     APACHE      APACHE     SUBSIDIARIES
                                    APACHE       NORTH     FINANCE     FINANCE     OF APACHE     RECLASSIFICATIONS
                                  CORPORATION   AMERICA   AUSTRALIA    CANADA     CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                  -----------   -------   ---------   ---------   ------------   -----------------   ------------
                                                                          (IN THOUSANDS)
Cash Provided by (Used in)
  Operating Activities..........  $1,149,273    $    --    $(1,575)   $     (29)  $   757,331       $        --       $1,905,000
                                  ----------    -------    -------    ---------   -----------       -----------       ----------
Cash Flows from Investing
  Activities:
  Additions to property and
    equipment...................    (708,139)        --         --           --      (820,845)               --       (1,528,984)
  Acquisitions..................     (11,000)        --         --           --      (911,951)               --         (922,951)
  Proceeds from sales of oil and
    gas properties..............     200,445         --         --           --       147,851                --          348,296
  Purchase of U.S. Government
    Agency Notes................          --         --         --           --      (103,863)               --         (103,863)
  Investment in and advances to
    subsidiaries, net...........  (1,055,334)    (5,568)    (5,568)    (250,849)     (652,967)        1,970,286               --
  Other, net....................     (17,564)        --         --           --       (59,271)               --          (76,835)
                                  ----------    -------    -------    ---------   -----------       -----------       ----------
Net Cash Used in Investing
  Activities....................  (1,591,592)    (5,568)    (5,568)    (250,849)   (2,401,046)        1,970,286       (2,284,337)
                                  ----------    -------    -------    ---------   -----------       -----------       ----------
Cash Flows from Financing
  Activities:
  Long-term debt activity,
    net.........................     532,409         --      1,577      250,878       668,787        (1,427,552)          26,099
  Dividends paid................     (54,492)        --         --           --            --                --          (54,492)
  Common stock activity, net....      10,205      5,568      5,568           --       531,598          (542,734)          10,205
  Treasury stock activity,
    net.........................     (42,959)        --         --           --            --                --          (42,959)
  Cost of debt and equity
    transactions................      (1,718)        --         --           --            --                --           (1,718)
  Proceeds from preferred
    interests of subsidiaries,
    net of issuance costs.......          --         --         --           --       440,654                --          440,654
                                  ----------    -------    -------    ---------   -----------       -----------       ----------
Net Cash Provided by Financing
  Activities....................     443,445      5,568      7,145      250,878     1,641,039        (1,970,286)         377,789
                                  ----------    -------    -------    ---------   -----------       -----------       ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents..........       1,126         --          2           --        (2,676)               --           (1,548)
Cash and Cash Equivalents at
  Beginning of Year.............       5,257         --         --           --        31,916                --           37,173
                                  ----------    -------    -------    ---------   -----------       -----------       ----------
Cash and Cash Equivalents at End
  of Year.......................  $    6,383    $    --    $     2    $      --   $    29,240       $        --       $   35,625
                                  ==========    =======    =======    =========   ===========       ===========       ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                   ALL OTHER
                                                            APACHE      APACHE    SUBSIDIARIES
                               APACHE         APACHE        FINANCE    FINANCE     OF APACHE     RECLASSIFICATIONS
                             CORPORATION   NORTH AMERICA   AUSTRALIA    CANADA    CORPORATION     & ELIMINATIONS     CONSOLIDATED
                             -----------   -------------   ---------   --------   ------------   -----------------   ------------
                                                                        (IN THOUSANDS)
Cash Provided by (Used in)
  Operating Activities.....  $   899,872       $  --         $ 250     $  1,721    $ 615,525         $      --        $1,517,368
                             -----------       -----         -----     --------    ---------         ---------        ----------
Cash Flows from Investing
  Activities:
  Additions to property and
    equipment..............     (579,856)         --            --           --     (375,720)               --          (955,576)
  Acquisitions.............     (760,566)         --            --           --     (490,250)               --        (1,250,816)
  Proceeds from sales of
    oil and gas
    properties.............       10,853          --            --           --       15,418                --            26,271
  Investment in and
    advances to
    subsidiaries, net......     (472,778)         --          (406)     (27,084)     (25,337)          525,605                --
  Other, net...............      (15,380)         --            --           --      (21,495)               --           (36,875)
                             -----------       -----         -----     --------    ---------         ---------        ----------
Net Cash Used in Investing
  Activities...............   (1,817,727)         --          (406)     (27,084)    (897,384)          525,605        (2,216,996)
                             -----------       -----         -----     --------    ---------         ---------        ----------
Cash Flows from Financing
  Activities:
  Long-term debt activity,
    net....................      530,390          --           156          202      280,741          (479,039)          332,450
  Dividends paid...........      (52,945)         --            --           --           --                --           (52,945)
  Issuance (repurchase) of
    preferred stock........       (2,613)         --            --           --           --                --            (2,613)
  Common stock activity,
    net....................      465,306          --            --       25,161       21,405           (46,566)          465,306
  Treasury stock activity,
    net....................      (17,730)         --            --           --           --                --           (17,730)
  Cost of debt and equity
    transactions...........         (838)         --            --           --           --                --              (838)
                             -----------       -----         -----     --------    ---------         ---------        ----------
Net Cash Provided by
  Financing Activities.....      921,570          --           156       25,363      302,146          (525,605)          723,630
                             -----------       -----         -----     --------    ---------         ---------        ----------
Net Increase (Decrease) in
  Cash and Cash
  Equivalents..............        3,715          --            --           --       20,287                --            24,002
Cash and Cash Equivalents
  at Beginning of Year.....        1,542          --            --           --       11,629                --            13,171
                             -----------       -----         -----     --------    ---------         ---------        ----------
Cash and Cash Equivalents
  at End of Year...........  $     5,257       $  --         $  --     $     --    $  31,916         $      --        $   37,173
                             ===========       =====         =====     ========    =========         =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                   ALL OTHER
                                                           APACHE      APACHE     SUBSIDIARIES
                              APACHE         APACHE        FINANCE     FINANCE     OF APACHE     RECLASSIFICATIONS
                            CORPORATION   NORTH AMERICA   AUSTRALIA    CANADA     CORPORATION     & ELIMINATIONS     CONSOLIDATED
                            -----------   -------------   ---------   ---------   ------------   -----------------   ------------
                                                                       (IN THOUSANDS)
                                                             ASSETS
Current Assets:
  Cash and cash
    equivalents...........  $      224      $     --      $      2    $     127    $   51,533       $        --       $   51,886
  Receivables.............     121,410            --            --           --       406,277                --          527,687
  Inventories.............      15,509            --            --           --        93,695                --          109,204
  Advances to oil and gas
    ventures and others...      19,468            --            --           --        58,536                --           78,004
  Short-term
    investments...........          --            --            --           --            --                --                -
                            ----------      --------      --------    ---------    ----------       -----------       ----------
                               156,611            --             2          127       610,041                --          766,781
                            ----------      --------      --------    ---------    ----------       -----------       ----------
Property and Equipment,
  Net.....................   3,403,716            --            --           --     5,061,869                --        8,465,585
                            ----------      --------      --------    ---------    ----------       -----------       ----------
Other Assets:
  Intercompany receivable,
    net...................   1,146,086            --          (662)    (253,851)     (891,573)               --               --
  Goodwill, net...........          --            --            --           --       189,252                --          189,252
  Equity in affiliates....   2,994,954       142,422       402,596      958,382      (808,503)       (3,689,851)              --
  Deferred charges and
    other.................      31,804            --            --        2,472         3,957                --           38,233
                            ----------      --------      --------    ---------    ----------       -----------       ----------
                            $7,733,171      $142,422      $401,936    $ 707,130    $4,165,043       $(3,689,851)      $9,459,851
                            ==========      ========      ========    =========    ==========       ===========       ==========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........  $  124,152      $     --      $     --    $      --    $   90,136       $        --       $  214,288
  Other accrued
    expenses..............     134,191            --         2,229        1,263       180,264                --          317,947
                            ----------      --------      --------    ---------    ----------       -----------       ----------
                               258,343            --         2,229        1,263       270,400                --          532,235
                            ----------      --------      --------    ---------    ----------       -----------       ----------
Long-Term Debt............   1,550,645            --       268,795      297,019        42,356                --        2,158,815
                            ----------      --------      --------    ---------    ----------       -----------       ----------
Deferred Credits and Other
  Noncurrent Liabilities:
  Income taxes............     736,661            --       (11,510)      (1,205)      396,663                --        1,120,609
  Advances from gas
    purchasers............     125,453            --            --           --            --                --          125,453
  Oil and gas derivative
    instruments...........       3,507            --            --           --            --                --            3,507
  Other...................     134,282            --            --           --        24,044                --          158,326
                            ----------      --------      --------    ---------    ----------       -----------       ----------
                               999,903            --       (11,510)      (1,205)      420,707                --        1,407,895
                            ----------      --------      --------    ---------    ----------       -----------       ----------
Preferred Interests of
  Subsidiaries............          --            --            --           --       436,626                --          436,626
                            ----------      --------      --------    ---------    ----------       -----------       ----------
Commitments and
  Contingencies
Shareholders' Equity......   4,924,280       142,422       142,422      410,053     2,994,954        (3,689,851)       4,924,280
                            ----------      --------      --------    ---------    ----------       -----------       ----------
                            $7,733,171      $142,422      $401,936    $ 707,130    $4,165,043       $(3,689,851)      $9,459,851
                            ==========      ========      ========    =========    ==========       ===========       ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                       ALL OTHER
                                                            APACHE       APACHE     SUBSIDIARIES OF
                               APACHE         APACHE        FINANCE     FINANCE         APACHE
                             CORPORATION   NORTH AMERICA   AUSTRALIA     CANADA       CORPORATION
                             -----------   -------------   ---------   ----------   ---------------
                                                         (IN THOUSANDS)
                                              ASSETS
Current Assets:
  Cash and cash
    equivalents............  $    6,383      $     --      $      2    $       --     $    29,240
  Receivables..............      94,881            --            --            --         309,912
  Inventories..............      17,024            --            --            --          85,512
  Advances to oil and gas
    ventures and others....      24,644            --            --            --          27,201
  Short-term investments...          --            --            --            --         102,950
                             ----------      --------      --------    ----------     -----------
                                142,932            --             2            --         554,815
                             ----------      --------      --------    ----------     -----------
Property and Equipment,
  Net......................   3,098,485            --            --            --       4,914,587
                             ----------      --------      --------    ----------     -----------
Other Assets:
  Intercompany receivable,
    net....................   1,426,455            --           (25)     (251,025)     (1,175,405)
  Goodwill, net............          --            --            --            --         188,812
  Equity in affiliates.....   2,566,969       103,577       369,691     1,082,328        (812,827)
  Deferred charges and
    other..................      27,688            --            --         2,564           3,771
                             ----------      --------      --------    ----------     -----------
                             $7,262,529      $103,577      $369,668    $  833,867     $ 3,673,753
                             ==========      ========      ========    ==========     ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.........  $   75,164      $     --      $     --    $       --     $   104,614
  Other accrued expenses...     165,858            --         2,599         1,246         172,977
                             ----------      --------      --------    ----------     -----------
                                241,022            --         2,599         1,246         277,591
                             ----------      --------      --------    ----------     -----------
Long-Term Debt.............   1,605,201            --       268,615       296,988          73,553
                             ----------      --------      --------    ----------     -----------
Deferred Credits and Other
  Noncurrent Liabilities:
  Income taxes.............     696,441            --        (5,123)           18         300,387
  Advances from gas
    purchasers.............     140,027            --            --            --              --
  Other....................     161,355            --            --            --          14,570
                             ----------      --------      --------    ----------     -----------
                                997,823            --        (5,123)           18         314,957
                             ----------      --------      --------    ----------     -----------
Preferred Interests of
  Subsidiaries.............          --            --            --            --         440,683
                             ----------      --------      --------    ----------     -----------
Commitments and
  Contingencies
Shareholders' Equity.......   4,418,483       103,577       103,577       535,615       2,566,969
                             ----------      --------      --------    ----------     -----------
                             $7,262,529      $103,577      $369,668    $  833,867     $ 3,673,753
                             ==========      ========      ========    ==========     ===========


                             RECLASSIFICATIONS
                              & ELIMINATIONS     CONSOLIDATED
                             -----------------   ------------
                                      (IN THOUSANDS)
                                          ASSETS
Current Assets:
  Cash and cash
    equivalents............     $        --       $   35,625
  Receivables..............              --          404,793
  Inventories..............              --          102,536
  Advances to oil and gas
    ventures and others....              --           51,845
  Short-term investments...              --          102,950
                                -----------       ----------
                                         --          697,749
                                -----------       ----------
Property and Equipment,
  Net......................              --        8,013,072
                                -----------       ----------
Other Assets:
  Intercompany receivable,
    net....................              --               --
  Goodwill, net............              --          188,812
  Equity in affiliates.....      (3,309,738)              --
  Deferred charges and
    other..................              --           34,023
                                -----------       ----------
                                $(3,309,738)      $8,933,656
                                ===========       ==========

                              LIABILITIES AND SHAREHOLDERS'
                                          EQUITY
Current Liabilities:
  Accounts payable.........     $        --       $  179,778
  Other accrued expenses...              --          342,680
                                -----------       ----------
                                         --          522,458
                                -----------       ----------
Long-Term Debt.............              --        2,244,357
                                -----------       ----------
Deferred Credits and Other
  Noncurrent Liabilities:
  Income taxes.............              --          991,723
  Advances from gas
    purchasers.............              --          140,027
  Other....................              --          175,925
                                -----------       ----------
                                         --        1,307,675
                                -----------       ----------
Preferred Interests of
  Subsidiaries.............              --          440,683
                                -----------       ----------
Commitments and
  Contingencies
Shareholders' Equity.......      (3,309,738)       4,418,483
                                -----------       ----------
                                $(3,309,738)      $8,933,656
                                ===========       ==========

BOARD OF DIRECTORS

FREDERICK M. BOHEN(3)(5)
Acting Executive Vice President and
Chief Operating Officer,
The Rockefeller University

G. STEVEN FARRIS(1)
President, Chief Executive Officer and
Chief Operating Officer,
Apache Corporation

RANDOLPH M. FERLIC, M.D.(1)(2)
Founder and Former President,
Surgical Services of the Great Plains, P.C.

EUGENE C. FIEDOREK(2)
Private Investor, Former Managing Director,
EnCap Investments L.C.

A. D. FRAZIER, JR.(3)(5)
President and Chief Executive Officer,
Caremark Rx, Inc.

PATRICIA ALBJERG GRAHAM(4)
Charles Warren Research Professor
of the History of American Education,
Harvard University

JOHN A. KOCUR(1)(3)
Attorney at Law; Former Vice Chairman of the Board,
Apache Corporation

GEORGE D. LAWRENCE(1)(3)
Private Investor; Former Chief Executive Officer,
The Phoenix Resource Companies, Inc.

F. H. MERELLI(1)(2)
Chairman of the Board, Chief Executive Officer and President
Cimarex Energy Co. (formerly Key Production Company, Inc.)

RODMAN D. PATTON(2)
Former Managing Director,
Merrill Lynch Energy Group

CHARLES J. PITMAN(4)
Former Regional President - Middle East/Caspian/ Egypt/India, BP Amoco plc; Sole Member, Shaker Mountain Energy Associates, LLC

RAYMOND PLANK(1)
Chairman of the Board, Apache Corporation

JAY A. PRECOURT(4)
Chairman of the Board and Chief Executive Officer,
Scissor Tail Energy LLC
Chairman of the Board, Hermes Consolidated, Inc.

OFFICERS

RAYMOND PLANK
Chairman of the Board

G. STEVEN FARRIS
President, Chief Executive Officer and
Chief Operating Officer

MICHAEL S. BAHORICH
Executive Vice President -- Exploration and Production Technology

JOHN A. CRUM
Executive Vice President -- Eurasia and New Ventures

RODNEY J. EICHLER
Executive Vice President

ROGER B. PLANK
Executive Vice President and Chief Financial Officer

FLOYD R. PRICE
Executive Vice President and
President, Apache Canada Ltd.

LISA A. STEWART
Executive Vice President
Business Development and E&P Services

JON A. JEPPESEN
Senior Vice President

JEFFREY M. BENDER
Vice President -- Human Resources

MICHAEL J. BENSON
Vice President -- Security

THOMAS P. CHAMBERS
Vice President -- Corporate Planning

MATTHEW W. DUNDREA
Vice President and Treasurer

ROBERT J. DYE
Vice President -- Investor Relations

ERIC L. HARRY
Vice President and Associate General Counsel

P. ANTHONY LANNIE
Vice President and General Counsel

ANTHONY R. LENTINI, JR.
Vice President -- Public and International Affairs

JANINE J. MCARDLE
Vice President -- Oil and Gas Marketing

THOMAS L. MITCHELL
Vice President and Controller

JON W. SAUER
Vice President -- Tax

CHERI L. PEPER
Corporate Secretary

---------------

(1) Executive Committee

(2) Audit Committee

(3) Management, Development & Compensation Committee

(4) Nominating Committee

(5) Stock Option Plan Committee

SHAREHOLDER INFORMATION

Stock Data

                                          Dividends per
                        Price Range*         Share**
                       ---------------   ----------------
                        HIGH     LOW     DECLARED   PAID
                       ------   ------   --------   -----
2002
First Quarter........  $55.43   $42.25    $.095     $.095
Second Quarter.......   57.23    50.07     .095      .095
Third Quarter........   57.13    42.92     .095      .095
Fourth Quarter.......   57.75    47.09     .095      .095
2001
First Quarter........  $63.10   $46.93    $  --     $  --
Second Quarter.......   57.84    41.60       --        --
Third Quarter........   47.09    33.12     .242        --
Fourth Quarter.......   47.73    35.14     .095      .242

* Per share prices have been adjusted to reflect the effects of the ten percent stock dividend in 2001 and the five percent stock dividend in 2002.

** The amounts in the chart have been adjusted to reflect the ten percent stock dividend in 2001 and the five percent stock dividend in 2002.

The Company has paid cash dividends on its common stock for 36 consecutive years through December 31, 2002. During 2000, the Company changed the dividend payment schedule on its common stock from a quarterly basis to an annual basis; however, during 2001, the Company implemented a return to a quarterly dividend payment schedule beginning in 2002. Future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

Apache common stock is listed on the New York and Chicago stock exchanges (symbol APA). At December 31, 2002, the Company's shares of common stock outstanding were held by approximately 8,000 shareholders of record and 104,000 beneficial owners. Also listed on the New York Stock Exchange are:

     o the Company's 9.25% notes, due 2002
      (symbol APA 02)

     o Apache Finance Canada's 7.75% notes, due 2029 (symbol APA 29)

CORPORATE OFFICES
One Post Oak Central
2000 Post Oak Boulevard
Suite 100
Houston, Texas 77056-4400
(713) 296-6000

INDEPENDENT PUBLIC ACCOUNTANTS
Ernst & Young LLP
Five Houston Center
1401 McKinney Street, Suite 1200
Houston, Texas 77010-2007

STOCK TRANSFER AGENT AND REGISTRAR
Wells Fargo Bank Minnesota, N.A.
Attn: Shareowner Services
P.O. Box 64854
South St. Paul, Minnesota 55164-0854
(651) 450-4064 or (800) 468-9716

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

ANNUAL MEETING
Apache will hold its annual meeting of shareholders on Thursday, May 1, 2003, at 10 a.m. in the Ballroom, Doubletree Hotel at Post Oak, 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: http://www.apachecorp.com.

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

WEB SITE: http://www.apachecorp.com

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
   2.1    --    Agreement and Plan of Merger among Registrant, YPY
                Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                dated March 27, 1996 (incorporated by reference to Exhibit
                2.1 to Registrant's Registration Statement on Form S-4,
                Registration No. 333-02305, filed April 5, 1996).
   2.2    --    Purchase and Sale Agreement by and between BP Exploration &
                Production Inc., as seller, and Registrant, as buyer, dated
                January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January
                13, 2003, SEC File No. 1-4300).
   2.3    --    Sale and Purchase Agreement by and between BP Exploration
                Operating Company Limited, as seller, and Apache North Sea
                Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
                Form 8-K, dated January 13, 2003, SEC File No. 1-4300).
   3.1    --    Restated Certificate of Incorporation of Registrant, dated
                December 16, 1999, as filed with the Secretary of State of
                Delaware on December 17, 1999 (incorporated by reference to
                Exhibit 99.1 to Registrant's Current Report on Form 8-K,
                dated December 17, 1999, SEC File No. 1-4300).
   3.2    --    Bylaws of Registrant, as amended May 2, 2002 (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, SEC File
                No. 1-4300).
   4.1    --    Form of Certificate for Registrant's Common Stock
                (incorporated by reference to Exhibit 4.1 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1995,
                SEC File No. 1-4300).
   4.2    --    Form of Certificate for Registrant's 5.68% Cumulative
                Preferred Stock, Series B (incorporated by reference to
                Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant's
                Current Report on Form 8-K, dated April 18, 1998, SEC File
                No. 1-4300).
   4.3    --    Form of Certificate for Registrant's Automatically
                Convertible Equity Securities, Conversion Preferred Stock,
                Series C (incorporated by reference to Exhibit 99.8 to
                Amendment No. 1 on Form 8-K/A to Registrant's Current Report
                on Form 8-K, dated April 29, 1999, SEC File No. 1-4300).
   4.4    --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                Statement on Form 8-A, dated January 24, 1996, SEC File No.
                1-4300).
  10.1    --    Credit Agreement, dated June 12, 1997, among Registrant, the lenders named therein, Morgan Guaranty Trust Company, as
                Global Documentation Agent and U.S. Syndication Agent, The
                First National Bank of Chicago, as U.S. Documentation Agent,
                NationsBank of Texas, N.A., as Co-Agent, Union Bank of
                Switzerland, Houston Agency, as Co-Agent, and The Chase
                Manhattan Bank, as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated June 13, 1997, SEC File No. 1-4300).
  10.2    --    Form of Credit Agreement, dated as of June 3, 2002, among
                Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Bank of America, N.A. and Wachovia
                Bank, National Association, as U.S. Co-Syndication Agents,
                and Citibank, N.A. and Union Bank of California, N.A., as
                U.S. Co-Documentation Agents (excluding exhibits and
                schedules) (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  10.3    --    Form of 364-Day Credit Agreement, dated as of June 3, 2002, among Registrant, the Lenders named therein, JPMorgan Chase
                Bank, as Global Administrative Agent, Bank of America, N.A.,
                as Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Bank of America, N.A. and BNP Paribas,
                as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New
                York Branch, and Societe Generale, as 364-Day
                Co-Documentation Agents (excluding exhibits and schedules)
                (incorporated by reference to Exhibit 10.3 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002, SEC File No. 1-4300).
  10.4    --    Credit Agreement, dated June 12, 1997, among Apache Canada
                Ltd., a wholly-owned subsidiary of the Registrant, the
                Lenders named therein, Morgan Guaranty Trust Company, as
                Global Documentation Agent, Royal Bank of Canada, as
                Canadian Documentation Agent, The Chase Manhattan Bank of
                Canada, as Canadian Syndication Agent, Bank of Montreal, as
                Canadian Administrative Agent, and The Chase Manhattan Bank,
                as Global Administrative Agent (incorporated by reference to
                Exhibit 10.2 to Registrant's Current Report on Form 8-K,
                dated June 13, 1997, SEC File No. 1-4300).
  10.5    --    Form of Credit Agreement, dated as of June 3, 2002, among
                Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global
                Administrative Agent, Bank of America, N.A., as Global
                Syndication Agent, Citibank, N.A., as Global Documentation
                Agent, Royal Bank of Canada, as Canadian Administrative
                Agent, The Bank of Nova Scotia and The Toronto-Dominion
                Bank, as Canadian Co-Syndication Agents, and BNP Paribas
                (Canada) and Bayerische Landesbank Girozentrale, as Canadian
                Co-Documentation Agents (excluding exhibits and schedules)
                (incorporated by reference to Exhibit 10.4 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002, SEC File No. 1-4300).
  10.6    --    Credit Agreement, dated June 12, 1997, among Apache Energy
                Limited and Apache Oil Australia Pty Limited, wholly-owned subsidiaries of the Registrant, the Lenders named therein,
                Morgan Guaranty Trust Company, as Global Documentation
                Agent, Bank of America National Trust and Savings
                Association, Sydney Branch, as Australian Documentation
                Agent, The Chase Manhattan Bank, as Australian Syndication
                Agent, Citisecurities Limited, as Australian Administrative
                Agent, and The Chase Manhattan Bank, as Global
                Administrative Agent (incorporated by reference to Exhibit
                10.3 to Registrant's Current Report on Form 8-K, dated June
                13, 1997, SEC File No. 1-4300).
  10.7    --    Form of Credit Agreement, dated as of June 3, 2002, among
                Apache Energy Limited, a wholly-owned subsidiary of
                Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Citisecurities Limited, as Australian
                Administrative Agent, Bank of America, N.A., Sydney Branch,
                and Deutsche Bank AG, Sydney Branch, as Australian Co-
                Syndication Agents, and Royal Bank of Canada and Bank One,
                NA, Australia Branch, as Australian Co-Documentation Agents
                (excluding exhibits and schedules) (incorporated by
                reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File
                No. 1-4300).
  10.8    --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Khalda Area in Western Desert of Egypt
                by and among Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation and Phoenix Resources Company of
                Egypt, dated April 6, 1981 (incorporated by reference to
                Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                year ended December 31, 1984, SEC File No. 1-547).
  10.9    --    Amendment, dated July 10, 1989, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                Resources Company of Egypt incorporated by reference to
                Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                for quarter ended June 30, 1989, SEC File No. 1-547).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  10.10   --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                Company of Egypt and Conoco Khalda Inc(incorporated by
                reference to Exhibit 10.1 to Phoenix's Registration
                Statement on Form S-1, Registration No. 33-1069, filed
                October 23, 1985).
  10.11   --    Amendment, dated March 30, 1989, to Farmout Agreement
                relating to the Khalda Area Concession, by and between
                Phoenix Resources Company of Egypt and Conoco Khalda
                Inc(incorporated by reference to Exhibit 10(d)(5) to
                Phoenix's Quarterly Report on Form 10-Q for quarter ended
                June 30, 1989, SEC File No. 1-547).
  10.12   --    Amendment, dated May 21, 1995, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt between Arab Republic of Egypt, the
                Egyptian General Petroleum Corporation, Repsol Exploracion
                Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                Corporation (incorporated by reference to exhibit 10.12 to
                Registrant's Annual Report on Form 10-K for year ended
                December 31, 1997, SEC File No. 1-4300).
  10.13   --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area in Western Desert of Egypt,
                between Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation, Phoenix Resources Company of Qarun
                and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                Form 10-K for year ended December 31, 1993, SEC File No.
                1-547).
  10.14   --    Agreement for Amending the Gas Pricing Provisions under the
                Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area, effective June 16, 1994
                (incorporated by reference to Exhibit 10.18 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1996,
                SEC File No. 1-4300).
 +10.15   --    Apache Corporation Corporate Incentive Compensation Plan A
                (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                1-4300).
 +10.16   --    Apache Corporation Corporate Incentive Compensation Plan B
                (Strategic Objectives Format), dated July 16, 1998
                (incorporated by reference to Exhibit 10.14 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.17   --    Apache Corporation 401(k) Savings Plan, dated August 1, 2002
                (incorporated by reference to Exhibit 10.1 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2002, SEC File No. 1-4300).
+*10.18   --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                January 27, 2003, effective as January 1, 2003.
 +10.19   --    Apache Corporation Money Purchase Retirement Plan, dated
                August 1, 2002 (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 1-4300).
+*10.20   --    Amendment to Apache Corporation Money Purchase Retirement
                Plan, dated January 27, 2003, effective as of January 1,
                2003.
 +10.21   --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                restated as of January 1, 1997, and amendments effective as of January 1, 1997, January 1, 1998 and January 1, 1999
                (incorporated by reference to Exhibit 10.17 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.22   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated February 22, 2000, effective as of
                January 1, 1999 (incorporated by reference to Exhibit 4.7 to
                Registrant's Registration Statement on Form S-8,
                Registration No. 333-31092, filed February 25, 2000); and
                Amendment dated July 27, 2000 (incorporated by reference to
                Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-31092, filed
                August 18, 2000).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 +10.23   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated August 3, 2001, effective as of September
                1, 2000 and July 1, 2001 (incorporated by reference to
                Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2001, SEC File No. 1-4300).
 +10.24   --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to
                Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.25   --    Apache Corporation 1995 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
+*10.26   --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 5, 2003, effective as of March 12,
                2003.
 +10.27   --    Apache Corporation 1996 Performance Stock Option Plan, as
                amended and restated September 13, 2001 (incorporated by
                reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, SEC
                File No. 1-4300).
 +10.28   --    Apache Corporation 1998 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, SEC File No.
                1-4300).
 +10.29   --    Apache Corporation 2000 Stock Option Plan, as amended and
                restated March 5, 2003 (incorporated by reference to Exhibit
                4.5 to Registrant's Registration Statement on Form S-8,
                Registration No. 333-103758, filed March 12, 2003).
 +10.30   --    1990 Employee Stock Option Plan of The Phoenix Resource
                Companies, Inc., as amended through September 29, 1995,
                effective April 9, 1990 (incorporated by reference to
                Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 1996, SEC File No. 1-4300).
 +10.31   --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit
                10.30 to Registrant's Annual Report on Form 10-K for the
                year ended December 31, 2001, SEC File No. 1-4300).
 +10.32   --    Apache Corporation Deferred Delivery Plan, as amended and
                restated December 18, 2002, effective as of May 2, 2002
                (incorporated by reference to Exhibit 4.5 to Post-Effective
                Amendment No. 2 to Registrant's Registration Statement on
                Form S-8, Registration No. 333-31092, filed March 11, 2003).
 +10.33   --    Apache Corporation Executive Restricted Stock Plan, as
                amended and restated December 18, 2002, effective as of May
                2, 2002 (incorporated by reference to Exhibit 4.5 to
                Post-Effective Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-97403, filed
                December 30, 2002).
 +10.34   --    Apache Corporation Non-Employee Directors' Compensation
                Plan, as amended and restated December 17, 1998
                (incorporated by reference to Exhibit 10.26 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
 +10.35   --    Apache Corporation Outside Directors' Retirement Plan, as
                amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2001, SEC File No.
                1-4300).
 +10.36   --    Apache Corporation Equity Compensation Plan for Non-Employee
                Directors, as amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.09 to Registrant's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2001, SEC
                File No. 1-4300).
 +10.37   --    Amended and Restated Employment Agreement, dated December 5,
                1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 +10.38   --    First Amendment, dated April 4, 1996, to Restated Employment
                Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
 +10.39   --    Amended and Restated Employment Agreement, dated December
                20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                1-4300).
 +10.40   --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                10.6 to Registrant's Annual Report on Form 10-K for year
                ended December 31, 1989, SEC File No. 1-4300).
 +10.41   --    Amended and Restated Conditional Stock Grant Agreement,
                dated June 6, 2001, between Registrant and G. Steven Farris
                (incorporated by reference to Exhibit 10.10 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2001, SEC File No. 1-4300).
  10.42   --    Amended and Restated Gas Purchase Agreement, effective July
                1, 1998, by and among Registrant and MW Petroleum
                Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to
                Registrant's Current Report on Form 8-K, dated June 18,
                1998, SEC File No. 1-4300).
  10.43   --    Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company
                Limited (incorporated by reference to Registrant's Current
                Report on Form 8-K, dated January 13, 2003, SEC File No.
                1-4300).
 *12.1    --    Statement of Computation of Ratios of Earnings to Fixed
                Charges and Combined Fixed Charges and Preferred Stock
                Dividends
 *21.1    --    Subsidiaries of Registrant
 *23.1    --    Consent of Ernst & Young LLP
 *23.2    --    Consent of Ryder Scott Company L.P., Petroleum Consultants
 *24.1    --    Power of Attorney (included as a part of the signature pages to this report)
 *99.1    --    Certification of Chief Executive Officer and Chief Financial
                Officer

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.