Form 10-Q
period 2003-03-31
APACHE CORP
filed 2003-05-15
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2003

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                          Commission File Number 1-4300


                               APACHE CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                                 41-0747868
   ------------------------------                   ----------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                  Identification Number)

   Suite 100, One Post Oak Central                        77056-4400
                                                          ----------
 2000 Post Oak Boulevard, Houston, TX                     (Zip Code)
--------------------------------------
(Address of Principal Executive Offices)


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




Number of shares of Registrant's common stock, outstanding as of March 31, 2003................................................161,601,619

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE QUARTER ENDED MARCH 31,
                                                                          -------------------------------------------
                                                                                2003                       2002
                                                                          -----------------         -----------------
                                                                          (In thousands, except per common share data)
 REVENUES:
    Oil and gas production revenues...................................... $       975,162          $       529,389
    Other revenues (losses)..............................................          (8,553)                  (1,393)
                                                                          ---------------          ---------------
                                                                                  966,609                  527,996
                                                                          ---------------          ---------------
 OPERATING EXPENSES:
    Depreciation, depletion and amortization.............................         214,349                  211,039
    Asset retirement obligation accretion................................           5,313                        -
    International impairments............................................               -                    4,600
    Lease operating costs................................................         134,135                  112,304
    Gathering and transportation costs...................................          11,861                    8,233
    Severance and other taxes............................................          24,554                   14,199
    General and administrative...........................................          27,831                   25,352
    Financing costs:
       Interest expense..................................................          37,696                   36,882
       Amortization of deferred loan costs...............................             531                      334
       Capitalized interest..............................................         (11,232)                 (10,022)
       Interest income...................................................          (1,074)                  (1,169)
                                                                          ---------------          ---------------
                                                                                  443,964                  401,752
                                                                           ---------------          ---------------
 PREFERRED INTERESTS OF SUBSIDIARIES....................................           3,362                    3,533
                                                                          ---------------          ---------------
 INCOME BEFORE INCOME TAXES.............................................         519,283                  122,711
   Provision for income taxes...........................................         206,986                   42,039
                                                                          ---------------          ---------------
 INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE...........................         312,297                   80,672
    Cumulative effect of change in accounting principle, net of
       income tax........................................................          26,632                        -
                                                                          ---------------          ---------------
 NET INCOME..............................................................         338,929                   80,672
    Preferred stock dividends............................................           1,420                    4,908
                                                                          ---------------          ---------------
 INCOME ATTRIBUTABLE TO COMMON STOCK..................................... $       337,509          $        75,764
                                                                          ===============          ===============
 BASIC NET INCOME PER COMMON SHARE:
    Before change in accounting principle................................ $          1.95          $          0.53
    Cumulative effect of change in accounting principle..................            0.17                        -
                                                                          ---------------          ---------------
                                                                          $          2.12          $          0.53
                                                                          ===============          ===============
 DILUTED NET INCOME PER COMMON SHARE:
    Before change in accounting principle................................ $          1.94          $          0.52
    Cumulative effect of change in accounting principle..................            0.16                        -
                                                                          ---------------          ---------------
                                                                          $          2.10          $          0.52
                                                                          ===============          ===============



           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                    FOR THE QUARTER ENDED MARCH 31,
                                                                                   ---------------------------------
                                                                                         2003               2002
                                                                                   --------------     --------------
                                                                                            (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.................................................................... $     338,929      $      80,672
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization................................       214,349            211,039
          Asset retirement obligation accretion...................................         5,313                  -
          Provision for deferred income taxes.....................................       103,427               (348)
          International impairments...............................................             -              4,600
          Cumulative effect of change in accounting principle.....................       (26,632)                 -
          Other...................................................................         8,579             (6,755)
    Changes in operating assets and liabilities:
          (Increase) decrease in receivables......................................      (229,087)           (28,973)
          (Increase) decrease in advances to oil and gas ventures and other.......        (4,268)           (18,533)
          (Increase) decrease in product inventory................................         1,009                 28
          (Increase) decrease in deferred charges and other.......................         2,368               (582)
          Increase (decrease) in payables.........................................        98,551             12,774
          Increase (decrease) in accrued expenses.................................        42,225            (42,464)
          Increase (decrease) in advances from gas purchasers.....................        (4,304)            (3,903)
          Increase (decrease) in deferred credits and noncurrent liabilities......       (12,418)            (2,290)
                                                                                   -------------      -------------

              Net cash provided by operating activities...........................       538,041            205,265
                                                                                   -------------      -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment...........................................      (358,881)          (245,084)
    Acquisition of BP Gulf of Mexico properties...................................      (512,912)                 -
    Other, net....................................................................       (12,226)            13,848
                                                                                   -------------      -------------
              Net cash used in investing activities...............................      (884,019)          (231,236)
                                                                                   -------------      -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term borrowings..........................................................        64,753            377,939
    Payments on long-term debt....................................................      (280,300)          (344,331)
    Dividends paid................................................................       (16,787)           (18,256)
    Common stock activity, net....................................................       564,324              9,390
    Treasury stock activity, net..................................................         2,594               (856)
    Cost of debt and equity transactions..........................................          (534)               (18)
                                                                                   -------------      -------------
              Net cash provided by financing activities...........................       334,050             23,868
                                                                                   -------------      -------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS........................................       (11,928)            (2,103)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................        51,886             35,625
                                                                                   -------------      -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................... $      39,958      $      33,522
                                                                                   =============      =============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                             MARCH 31,               DECEMBER 31,
                                                                                2003                     2002
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                                  ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents............................................ $        39,958          $        51,886
    Receivables..........................................................         761,342                  527,687
    Inventories..........................................................         113,658                  109,204
    Drilling advances....................................................          42,824                   45,298
    Prepaid assets and other.............................................          40,384                   32,706
                                                                          ---------------          ---------------
                                                                                  998,166                  766,781
                                                                          ---------------          ---------------

 PROPERTY AND EQUIPMENT:
    Oil and gas, on the basis of full cost accounting:
       Proved properties.................................................      13,914,265               12,827,459
       Unproved properties and properties under
          development, not being amortized...............................         817,509                  656,272
    Gas gathering, transmission and processing facilities................         792,816                  784,271
    Other................................................................         200,772                  194,685
                                                                          ---------------          ---------------
                                                                               15,725,362               14,462,687
    Less:  Accumulated depreciation, depletion and amortization..........      (6,082,411)              (5,997,102)
                                                                          ---------------          ---------------
                                                                                9,642,951                8,465,585
                                                                          ---------------          ---------------
 OTHER ASSETS:
    Goodwill, net........................................................         189,252                  189,252
    Deferred charges and other...........................................          41,913                   38,233
                                                                          ---------------          ---------------
                                                                          $    10,872,282          $     9,459,851
                                                                          ===============          ===============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                              MARCH 31,              DECEMBER 31,
                                                                                2003                    2002
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable..................................................... $       315,453          $       214,288
    Accrued operating expense............................................          46,505                   47,382
    Accrued exploration and development..................................         180,110                  146,871
    Accrued compensation and benefits....................................          12,988                   32,680
    Accrued interest.....................................................          42,260                   30,880
    Accrued income taxes.................................................          85,909                   44,256
    Other................................................................          45,380                   15,878
                                                                          ---------------          ---------------
                                                                                  728,605                  532,235
                                                                          ---------------          ---------------
 LONG-TERM DEBT..........................................................       1,943,364                2,158,815
                                                                          ---------------          ---------------
 DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
    Income taxes.........................................................       1,227,178                1,120,609
    Advances from gas purchasers.........................................         121,149                  125,453
    Asset retirement obligation..........................................         450,040                        -
    Oil and gas derivative instruments...................................           7,884                    3,507
    Other................................................................         153,874                  158,326
                                                                          ---------------          ---------------
                                                                                1,960,125                1,407,895
                                                                          ---------------          ---------------
 PREFERRED INTERESTS OF SUBSIDIAIRES.....................................         437,088                  436,626
                                                                          ---------------          ---------------

 SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 5,000,000 shares authorized -
       Series B, 5.68% Cumulative Preferred Stock,
          100,000 shares issued and outstanding..........................          98,387                   98,387
    Common stock, $1.25 par, 215,000,000 shares authorized,
       165,732,575 and 155,464,540 shares issued, respectively...........         207,166                  194,331
    Paid-in capital......................................................       4,009,703                3,427,450
    Retained earnings....................................................       1,722,086                1,427,607
    Treasury stock, at cost, 4,130,956 and 4,211,328 shares,
       respectively......................................................        (108,447)                (110,559)
    Accumulated other comprehensive loss.................................        (125,795)                (112,936)
                                                                          ---------------          ---------------

                                                                                5,803,100                4,924,280
                                                                          ---------------          ---------------

                                                                          $    10,872,282          $     9,459,851
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                 SERIES B     SERIES C
                                              COMPREHENSIVE     PREFERRED     PREFERRED      COMMON        PAID-IN
(In thousands)                                   INCOME           STOCK         STOCK         STOCK        CAPITAL
                                             ---------------   ------------- ------------  ------------ --------------
BALANCE AT DECEMBER 31, 2001..............                     $   98,387    $  208,207    $  185,288   $  2,803,825
   Comprehensive income (loss):
     Net income...........................   $       80,672             -             -             -              -
     Currency translation adjustments.....           (1,115)            -             -             -              -
     Commodity hedges.....................           (4,020)            -             -             -              -
     Marketable securities................             (125)            -             -             -              -
                                             --------------
   Comprehensive income...................   $       75,412
                                             ==============
   Dividends:
     Preferred............................                              -             -             -              -
     Common ($.10 per share)..............                              -             -             -              -
   Common shares issued...................                              -           (36)          344         10,393
   Treasury shares issued, net............                              -             -             -            595
   Other..................................                              -             -             -           (119)
                                                               ----------    ----------    ----------   ------------
BALANCE AT MARCH 31, 2002.................                     $   98,387    $  208,171    $  185,632   $  2,814,694
                                                               ==========    ==========    ==========   ============
BALANCE AT DECEMBER 31, 2002..............                     $   98,387    $        -    $  194,331   $  3,427,450
   Comprehensive income (loss):
     Net income...........................   $      338,929             -             -             -              -
     Commodity hedges.....................          (12,859)            -             -             -              -
                                             --------------
   Comprehensive income...................   $      326,070
                                             ==============
   Dividends:
     Preferred............................                              -             -             -              -
     Common ($.10 per share)..............                              -             -             -              -
   Five percent common stock dividend.....                              -             -           607         25,307
   Common shares issued...................                              -             -        12,228        556,068
   Treasury shares issued, net............                              -             -             -            482
   Other..................................                              -             -             -            396
                                                               ----------    ----------    ----------   ------------

BALANCE AT MARCH 31, 2003.................                     $   98,387    $        -    $  207,166   $  4,009,703
                                                               ==========    ==========    ==========   ============


                                                                            OTHER            TOTAL
                                              RETAINED       TREASURY   COMPREHENSIVE    SHAREHOLDERS'
(In thousands)                                EARNINGS        STOCK     INCOME (LOSS)       EQUITY
                                            -------------  ------------ ---------------  --------------

BALANCE AT DECEMBER 31, 2001..............  $ 1,336,478    $ (111,885)  $    (101,817)   $  4,418,483
   Comprehensive income (loss):
     Net income...........................       80,672             -               -          80,672
     Currency translation adjustments.....            -             -          (1,115)         (1,115)
     Commodity hedges.....................            -             -          (4,020)         (4,020)
     Marketable securities................            -             -            (125)           (125)

   Comprehensive income...................

   Dividends:
     Preferred............................       (4,908)            -               -          (4,908)
     Common ($.10 per share)..............      (13,356)            -               -         (13,356)
   Common shares issued...................            -             -               -          10,701
   Treasury shares issued, net............            -         1,149               -           1,744
   Other..................................            -             -               -            (119)
                                            -----------    ----------   -------------    ------------
BALANCE AT MARCH 31, 2002.................  $ 1,398,886    $ (110,736)  $    (107,077)   $  4,487,957
                                            ===========    ==========   =============    ============

BALANCE AT DECEMBER 31, 2002..............  $ 1,427,607    $ (110,559)  $    (112,936)   $  4,924,280
   Comprehensive income (loss):
     Net income...........................      338,929             -               -         338,929
     Commodity hedges.....................            -             -         (12,859)        (12,859)

   Comprehensive income...................

   Dividends:
     Preferred............................       (1,420)            -               -          (1,420)
     Common ($.10 per share)..............      (17,116)            -               -         (17,116)
   Five percent common stock dividend.....      (25,914)            -               -               -
   Common shares issued...................            -             -               -         568,296
   Treasury shares issued, net............            -         2,112               -           2,594
   Other..................................            -             -               -             396
                                            -----------    ----------   -------------    ------------

BALANCE AT MARCH 31, 2003.................  $ 1,722,086    $ (108,447)  $    (125,795)   $  5,803,100
                                            ===========    ==========   =============    ============


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

     On December 18, 2002, the Company declared a five percent stock dividend payable on April 2, 2003, to shareholders of record on March 12, 2003. Quarterly share and per share information for 2002 have been restated to reflect this stock dividend.

Reclassifications

     Certain prior period amounts have been reclassified to conform with current year presentations.


1. ACQUISITIONS

     On January 13, 2003, Apache announced that it had entered into agreements to purchase producing properties in the North Sea and Gulf of Mexico from subsidiaries of BP p.l.c. (referred to collectively as "BP") for $1.3 billion, with $670 million allocated to the Gulf of Mexico properties and the remaining $630 million allocated to properties in the North Sea. The properties included estimated proved reserves of 233.2 million barrels of oil equivalent (MMboe),
147.6 MMboe located in the North Sea with the balance in the Gulf of Mexico. The Gulf of Mexico properties were subject to normal closing adjustments and preferential rights by third parties. Both purchase agreements were effective as of January 1, 2003. As is customary, Apache assumed BP's abandonment obligation for the properties, which was considered in determining the purchase price. The purchase price for both BP transactions was paid in cash funded by the sale of Apache common stock and borrowings under existing lines of credit and commercial paper. The offering of Apache's common stock provided net proceeds of approximately $554 million.

     Apache and BP closed the transaction for the Gulf of Mexico properties on March 13, 2003, which included BP's interest in 56 producing fields, including 104 blocks. Upon closing, Apache paid a purchase price, adjusted for normal closing and preferential rights exercised by third parties, of $509 million. The Gulf of Mexico purchase price and reserves were reduced by $73 million and 9.6 MMboe, respectively, primarily for the exercise of preferential rights by third parties. As of January 1, 2003, the Gulf of Mexico properties acquired from BP had estimated proved reserves of 76 MMboe.

     The acquisition of the U.K. North Sea properties closed on April 2, 2003, at which time Apache paid a purchase price, adjusted for normal closing and working capital adjustments, of $630 million. As of January 1, 2003, the North Sea properties acquired from BP had estimated proved reserves of 147.6 MMboe. The acquisition of the North Sea properties includes a 96 percent interest in the Forties Field and establishes a new core area for the Company. In conjunction with the Forties acquisition, Apache may be required to issue a letter of credit to BP to cover the present value of related asset retirement obligations if the rating of our senior unsecured debt is lowered by both Moody's and Standard and Poor's from the Company's current ratings of A- and A3, respectively. Should this occur, the initial letter of credit amount would be 175 million British pounds. Apache has agreed to sell all of the North Sea production from those properties over the next two years to BP at a combination of fixed and market sensitive prices pursuant to a contract entered into in connection with the North Sea purchase agreement.

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Gulf of Mexico portion of the BP acquisition occurred on January 1 of each period presented. The pro forma information is based in part on data provided by BP and on numerous assumptions. The information is not necessarily indicative of future results of operations.

                                                 FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                                                 ENDED MARCH 31, 2003                    ENDED MARCH 31, 2002
                                             ---------------------------------     ---------------------------------
                                              AS REPORTED        PRO FORMA          AS REPORTED        PRO FORMA
                                             ----------------  ---------------     ---------------  ----------------
                                                          (In thousands, except per common share data)

Revenues.................................... $     966,609     $   1,070,734       $     527,996    $     620,274
Net income..................................       338,929           367,607              80,672           99,752
Preferred stock dividends...................         1,420             1,420               4,908            4,908
Income attributable to common stock.........       337,509           366,187              75,764           94,844

Net income per common share:
    Basic................................... $        2.12     $        2.27       $        0.53    $         .62
    Diluted.................................          2.10              2.25                0.52              .61

Average common shares outstanding(1)........       159,255           161,455             144,159          154,061

--------------
(1) Pro forma shares assume the issuance of 9.9 million shares as of the beginning of each period presented.


2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Apache uses a variety of strategies to manage its exposure to fluctuations in commodity prices. As established by the Company's hedging policy, Apache primarily enters into cash flow hedges in connection with certain acquisitions to protect the economics of the transaction. The success of these acquisitions is significantly influenced by Apache's ability to achieve targeted production at forecasted prices. These hedges effectively reduce price risk on a portion of the production from the acquisitions.

     During the first quarter of 2003, in conjunction with the BP acquisitions and during the fourth quarter of 2002, in conjunction with the South Louisiana properties acquisition, Apache entered into, and designated as cash flow hedges, natural gas and crude oil fixed-price swaps and natural gas option collars. These positions were entered into in accordance with the Company's hedging policy and involved several counterparties which are rated A+ or better. As of March 31, 2003, the outstanding positions of our cash flow hedges were as follows:

  PRODUCTION                                       TOTAL VOLUMES         WEIGHTED AVERAGE        FAIR VALUE ASSET/
    PERIOD              INSTRUMENT TYPE             (MMBtu/Bbl)           FLOOR/CEILING              LIABILITY
---------------     ------------------------      -----------------     -------------------      -------------------
                                                                                                    (In thousands)
     2003                   Collars                   13,750,000          $  3.50 / 6.09           $     (3,142)
                     Gas Fixed-Price Swap             55,000,000                 5.18                     2,010
                     Oil Fixed-Price Swap             13,750,000                26.59                   (12,903)

     2004                   Collars                   18,300,000             3.25 / 5.81                 (4,330)
                     Gas Fixed-Price Swap             51,240,000                 4.52                    (5,444)
                     Oil Fixed-Price Swap              1,550,000                26.59                     1,319

     2005                   Collars                    9,050,000             3.25 / 5.20                 (2,407)

     In addition to the fixed-price swaps and options, Apache entered into a separate crude oil physical sales contract with BP. The sales contract qualifies for the normal purchase and sale exemption of SFAS No. 133 and, therefore, the Company has designated and accounted for the contract under the accrual method. As of March 31, 2003, the outstanding terms of the contract were as follows:

              CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
              -----------------------------------------------------
              PRODUCTION          TOTAL VOLUMES           AVERAGE
                PERIOD              (BARRELS)           FIXED PRICE
              -----------         -------------         -----------
                 2003               6,875,000            $   25.32

                 2004              14,175,000                22.24

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below (in thousands):



                                                                                   GROSS            AFTER-TAX
                                                                               ------------       ------------
     Unrealized loss on derivatives at December 31, 2002..................     $     (7,141)      $     (4,186)
     Net losses realized into earnings....................................           40,445             25,221
     Net change in derivative fair value..................................          (60,929)           (38,080)
                                                                               ------------       ------------
     Unrealized loss on derivatives at March 31, 2003.....................     $    (27,625)      $    (17,045)
                                                                               ============       ============


     The unrealized loss in other comprehensive income of $27.6 million is expected to be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Losses of $19.7 million ($12.1 million after tax) are expected to be realized over the next twelve months; however, these amounts could vary materially as a result of changes in market conditions. There was no material ineffectiveness associated with the hedges during the period.


3. CAPITAL STOCK

     On January 22, 2003, the Company completed a public offering of 9.9 million shares of Apache common stock, adjusted for the five percent common stock dividend, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used toward the purchase of Apache's acquisition from BP of producing properties in the U.K. North Sea and the Gulf of Mexico.


4. NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                               FOR THE QUARTER ENDED MARCH 31,
                                          ---------------------------------------------------------------------------
                                                         2003                                   2002
                                          ------------------------------------   ------------------------------------
                                            INCOME      SHARES     PER SHARE       INCOME       SHARES     PER SHARE
                                          ----------   ----------  -----------   -----------  ----------   ----------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.    $337,509       159,255   $   2.12      $ 75,764       144,159    $   0.53
                                                                   ========                                ========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.............           -         1,325                        -         1,608
  Series C Preferred Stock (1)........           -             -                        -             -
                                          --------       -------                 --------       -------

DILUTED:
  Income attributable to common stock,
   including assumed conversions......    $337,509       160,580   $   2.10      $ 75,764       145,767    $   0.52
                                          ========       =======   ========      ========       =======    ========

---------

(1) The effect of the Series C Preferred Stock in 2002 was not included in the computation of diluted net income per share, because to do so would have been anti-dilutive.

5. STOCK-BASED COMPENSATION

     At March 31, 2003, the Company had several stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on income attributable to common stock and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation for the Company's option and performance plans.

                                                                      FOR THE QUARTER ENDED MARCH 31,
                                                                     ---------------------------------
                                                                         2003               2002
                                                                     --------------    ---------------
                                                                              (In thousands)

Income attributable to Common Stock, as reported..................   $    337,509      $     75,764

Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects....................................................            356               520

Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects.....................         (4,501)           (4,863)
                                                                     --------------    ---------------
Pro forma Income Attributable to Common Stock.....................   $    333,364      $     71,421
                                                                     ============      ============
Net Income per Common Share:
   Basic:
     As reported..................................................   $       2.12      $       0.53
     Pro forma....................................................           2.09              0.50
   Diluted:
     As reported..................................................           2.10              0.52
     Pro forma....................................................           2.06              0.49

     The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

     On May 1, 2003, the Company issued stock appreciation rights to certain employees in lieu of stock options. In future periods, the Company will record compensation expense in respect to those stock appreciation rights as the price of the Company's common stock fluctuates.


6. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental disclosure of cash flow information:

                                                                  FOR THE QUARTER ENDED MARCH 31,
                                                                  ---------------------------------
                                                                      2003               2002
                                                                  --------------    ---------------
                                                                            (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized)........................   $     12,017      $     13,683
  Income taxes (net of refunds)................................         61,948            32,656

7. BUSINESS SEGMENT INFORMATION

     Apache has five reportable segments which are primarily in the business of natural gas and crude oil exploration and production. The Company evaluates segment performance based on results from oil and gas sales and lease level expenses. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:

                                                                                              OTHER
                                         UNITED       CANADA        EGYPT      AUSTRALIA   INTERNATIONAL   TOTAL
                                         STATES
                                      -----------   -----------  -----------   ----------  ------------- ----------
                                                                      (IN THOUSANDS)
FOR THE QUARTER ENDED MARCH 31, 2003

 Oil and Gas Production Revenues......$   472,153   $   223,403  $   175,363  $   102,274  $     1,969  $   975,162
                                      ===========   ===========  ===========  ===========  ===========  ===========

 Operating Income (1).................$   277,941   $   136,575  $   113,706  $    56,059  $       669  $   584,950
                                      ===========   ===========  ===========  ===========  ===========
 Other Income (Expense):
    Other revenues (losses)...........                                                                       (8,553)
    General and administrative........                                                                      (27,831)
    Preferred interests of                                                                                   (3,362)
    subsidiaries......................
    Financing costs, net..............                                                                      (25,921)
                                                                                                        -----------
 Income Before Income Taxes...........                                                                  $   519,283
                                                                                                        ===========

 Total Assets.........................$ 5,345,524   $ 2,652,260  $ 1,749,675  $   950,629  $   174,194  $10,872,282
                                      ===========   ===========  ===========  ===========  ===========  ===========


 FOR THE QUARTER ENDED MARCH 31, 2002

 Oil and Gas Production Revenues......$   223,326   $   112,410  $   117,777  $    74,446  $     1,430  $   529,389
                                      ===========   ===========  ===========  ===========  ===========  ===========

 Operating Income (Loss)  (1).........$    52,604   $    35,947  $    60,870  $    33,635  $    (4,042) $   179,014
                                       ==========    ==========   ==========   ==========   ==========

 Other Income (Expense):
    Other revenues (losses)...........                                                                       (1,393)
    General and administrative........                                                                      (25,352)
    Preferred interests of                                                                                   (3,533)
    subsidiaries......................
    Financing costs, net..............                                                                      (26,025)
                                                                                                        -----------
 Income Before Income Taxes...........                                                                  $   122,711
                                                                                                        ===========

 Total Assets.........................$ 4,089,657   $ 2,213,727  $ 1,597,582  $   896,415  $   166,944  $ 8,964,325
                                       ==========    ==========   ==========   ==========   ==========   ===========

-----------

(1) Operating income (loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, international impairments, lease operating costs, gathering and transportation costs, and severance and other taxes.


8. NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which resulted in an increase to net oil and gas properties of $410 million and additional liabilities related to asset retirement obligations of $369 million. These entries reflect the asset retirement obligation of Apache had the provisions of SFAS No. 143 been applied since inception. This resulted in a non-cash cumulative-effect increase to earnings of $27 million ($41 million pretax).

     The following table describes all changes to the Company's asset retirement obligation liability since adoption (in thousands):

   Asset retirement obligation upon adoption on January 1, 2003.........      $ 368,537
   Liabilities incurred.................................................         74,030
   Liabilities settled..................................................         (4,337)
   Accretion expense....................................................          5,313
   Revisions and foreign currency fluctuation...........................          6,497
                                                                                -------
   Asset retirement obligation at March 31, 2003........................      $ 450,040
                                                                              =========

     Liabilities incurred during the period primarily relate to obligations assumed in connection with the BP Gulf of Mexico property acquisition. Liabilities settled during the period primarily relate to individually immaterial properties plugged and abandoned or sold during the period. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties; therefore, had SFAS No. 143 not been adopted, net income during the current period would not have been materially different. In addition, the net income impact of applying SFAS No. 143 on the comparable period in 2002 would not have resulted in a material difference, however, the liability as of January 1, 2002 would have been approximately $334 million.


9.       SUPPLEMENTAL GUARANTOR INFORMATION

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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                                                                ALL OTHER
                                                                                 APACHE          APACHE        SUBSIDIARIES
                                                 APACHE           APACHE         FINANCE         FINANCE        OF APACHE
                                               CORPORATION     NORTH AMERICA    AUSTRALIA         CANADA        CORPORATION
                                              -------------    -------------   -------------    -------------  ------------
                                                                             (IN THOUSANDS)
REVENUES:

   Oil and gas production revenues .........      $ 376,167       $      --      $      --       $      --       $ 654,267
   Equity in net income (loss) of affiliates        179,358           8,947         11,925          28,195          (9,077)
   Other revenues (losses) .................         (3,616)             --             --              --          (4,937)
                                                  ---------       ---------      ---------       ---------       ---------
                                                    551,909           8,947         11,925          28,195         640,253
                                                  ---------       ---------      ---------       ---------       ---------

OPERATING EXPENSES:
   Depreciation, depletion and amortization          67,618              --             --              --         146,731
   Asset retirement obligation accretion ...          2,764              --             --              --           2,549
   Lease operating costs ...................         58,767              --             --              --         130,640
   Gathering and transportation costs ......          4,485              --             --              --           7,376
   Severance and other taxes ...............         14,357              --             --              42          10,155
   General and administrative ..............         23,703              --             --              --           4,128
   Financing costs, net ....................         21,099              --          4,512          10,169          (9,859)
                                                  ---------       ---------      ---------       ---------       ---------
                                                    192,793              --          4,512          10,211         291,720
                                                  ---------       ---------      ---------       ---------       ---------
PREFERRED INTERESTS OF SUBSIDIARIES ........             --              --             --              --           3,362
                                                  ---------       ---------      ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES ..........        359,116           8,947          7,413          17,984         345,171
   Provision (benefit) for income taxes ....         39,944              --         (1,534)         (4,112)        172,688
                                                  ---------       ---------      ---------       ---------       ---------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE .....................        319,172           8,947          8,947          22,096         172,483
   Cumulative effect of change in accounting
     principle, net of income tax ..........         19,757              --             --              --           6,875

                                                  ---------       ---------      ---------       ---------       ---------

NET INCOME .................................        338,929           8,947          8,947          22,096         179,358
   Preferred stock dividends ...............          1,420              --             --              --              --
                                                  ---------       ---------      ---------       ---------       ---------
INCOME ATTRIBUTABLE TO COMMON STOCK ........      $ 337,509       $   8,947      $   8,947       $  22,096       $ 179,358
                                                  =========       =========      =========       =========       =========




                                                RECLASSIFICATIONS
                                                  & ELIMINATIONS     CONSOLIDATED
                                                -----------------    -------------
                                                           (IN THOUSANDS)
REVENUES:

   Oil and gas production revenues .........        $ (55,272)        $ 975,162
   Equity in net income (loss) of affiliates         (219,348)               --
   Other revenues (losses) .................               --            (8,553)
                                                    ---------         ---------
                                                     (274,620)          966,609
                                                    ---------         ---------

OPERATING EXPENSES:
   Depreciation, depletion and amortization                --           214,349
   Asset retirement obligation accretion ...               --             5,313
   Lease operating costs ...................          (55,272)          134,135
   Gathering and transportation costs ......               --            11,861
   Severance and other taxes ...............               --            24,554
   General and administrative ..............               --            27,831
   Financing costs, net ....................               --            25,921
                                                    ---------         ---------
                                                      (55,272)          443,964
                                                    ---------         ---------
PREFERRED INTERESTS OF SUBSIDIARIES ........               --             3,362
                                                    ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES ..........         (219,348)          519,283
   Provision (benefit) for income taxes ....               --           206,986
                                                    ---------         ---------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE .....................         (219,348)          312,297
   Cumulative effect of change in accounting
     principle, net of income tax ..........               --            26,632

                                                    ---------         ---------

NET INCOME .................................         (219,348)          338,929
   Preferred stock dividends ...............               --             1,420
                                                    ---------         ---------
INCOME ATTRIBUTABLE TO COMMON STOCK ........        $(219,348)        $ 337,509
                                                    =========         =========


                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                                                 APACHE             APACHE
                                                            APACHE            APACHE             FINANCE            FINANCE
                                                          CORPORATION      NORTH AMERICA        AUSTRALIA           CANADA
                                                         -------------     -------------      -------------      -------------
                                                                                  (IN THOUSANDS)

REVENUES:
   Oil and gas production revenues...............        $   161,869        $         -        $         -        $         -
   Equity in net income (loss) of affiliates.....             68,616              4,502              7,480             14,438
   Other revenues (losses).......................                185                  -                  -                  -
                                                         -------------      -------------      -------------      -------------
                                                             230,670              4,502              7,480             14,438
                                                         -------------      -------------      -------------      -------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......             53,704                  -                  -                  -
   International impairments.....................                  -                  -                  -                  -
   Lease operating costs.........................             50,967                  -                  -                  -
   Gathering and transportation costs............              2,941                  -                  -                  -
   Severance and other taxes.....................              6,632                  -                  -                  9
   General and administrative....................             21,475                  -                  -                  -
   Financing costs, net..........................             15,683                  -              4,512             10,229
                                                         -------------      -------------      -------------      -------------
                                                             151,402                  -              4,512             10,238
                                                         -------------      -------------      -------------      -------------

PREFERRED INTERESTS OF SUBSIDIARIES..............                  -                  -                  -                  -
                                                         -------------      -------------      -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES................             79,268              4,502              2,968              4,200
   Provision (benefit) for income taxes..........             (1,404)                 -             (1,534)            (4,464)
                                                         -------------      -------------      -------------      -------------

NET INCOME.......................................             80,672              4,502              4,502              8,664
   Preferred stock dividends.....................              4,908                  -                  -                  -
                                                         -------------      -------------      -------------      -------------
INCOME ATTRIBUTABLE TO COMMON STOCK..............        $    75,764        $     4,502        $     4,502        $     8,664
                                                         =============      =============      =============      =============






                                                          ALL OTHER
                                                         SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                         CORPORATION      & ELIMINATIONS     CONSOLIDATED
                                                         ------------    -----------------   ------------
                                                                          (IN THOUSANDS)


 REVENUES:

    Oil and gas production revenues...............        $   407,541     $    (40,021)      $   529,389
    Equity in net income (loss) of affiliates.....             (8,752)         (86,284)                -
    Other revenues (losses).......................             (1,578)               -            (1,393)
                                                          ------------    ---------------    -------------
                                                              397,211         (126,305)          527,996
                                                          ------------    ---------------    -------------

 OPERATING EXPENSES:
    Depreciation, depletion and amortization......            157,335                -           211,039
    International impairments.....................              4,600                -             4,600
    Lease operating costs.........................            101,358          (40,021)          112,304
    Gathering and transportation costs............              5,292                -             8,233
    Severance and other taxes.....................              7,558                -            14,199
    General and administrative....................              3,877                -            25,352
    Financing costs, net..........................             (4,399)               -            26,025
                                                          ------------    ---------------    -------------
                                                              275,621          (40,021)          401,752
                                                          ------------    ---------------    -------------

 PREFERRED INTERESTS OF SUBSIDIARIES..............              3,533                -             3,533
                                                          ------------    ---------------    -------------

 INCOME (LOSS) BEFORE INCOME TAXES................            118,057          (86,284)          122,711
    Provision (benefit) for income taxes..........             49,441                -            42,039
                                                          ------------    ---------------    -------------

 NET INCOME.......................................             68,616          (86,284)           80,672
    Preferred stock dividends.....................                  -                -             4,908
                                                          ------------    ---------------    -------------
 INCOME ATTRIBUTABLE TO COMMON STOCK..............        $    68,616     $    (86,284)      $    75,764
                                                          ============    ===============    =============



                      APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2003



                                                                                                 APACHE              APACHE
                                                           APACHE             APACHE             FINANCE              FINANCE
                                                         CORPORATION       NORTH AMERICA        AUSTRALIA              CANADA
                                                        -------------      -------------       -------------       -------------
                                                                                    (IN THOUSANDS)

CASH PROVIDED BY (USED IN) OPERATING

  ACTIVITIES.......................................    $  (620,860)        $         -         $    (3,500)        $    (4,333)
                                                       -------------       -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment..............       (102,386)                  -                   -                   -
  Acquisitions.....................................       (512,912)                  -                   -                   -
  Investment in subsidiaries, net..................        113,844              (3,500)                  -                   -
  Other, net.......................................         (3,953)                  -                   -                   -
                                                       -------------       -------------       -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES..............       (505,407)             (3,500)                  -                   -
                                                       -------------       -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Long-term debt activity, net.....................        579,208                   -                   -                 (66)
  Dividends paid...................................        (16,787)                  -                   -                   -
  Common stock activity, net.......................        564,324               3,500               3,500               4,363
  Treasury stock activity, net.....................          2,594                   -                   -                   -
  Cost of debt and equity transactions.............           (534)                  -                   -                   -
                                                       -------------       -------------       -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........      1,128,805               3,500               3,500               4,297
                                                       -------------       -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................          2,538                   -                   -                 (36)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................            224                   -                   2                 127
                                                       -------------       -------------       -------------       -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $     2,762         $         -         $         2         $        91
                                                       =============       =============       =============       =============




                                                         ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE         RECLASSIFICATIONS
                                                        CORPORATION        & ELIMINATIONS        CONSOLIDATED
                                                       ------------       ---------------       -------------
                                                                           (IN THOUSANDS)

CASH PROVIDED BY (USED IN) OPERATING

  ACTIVITIES.......................................    $ 1,166,734        $          -          $   538,041
                                                       ------------       ---------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment..............       (256,495)                  -             (358,881)
  Acquisitions.....................................              -                   -             (512,912)
  Investment in subsidiaries, net..................       (846,747)            736,403                    -
  Other, net.......................................         (8,273)                  -              (12,226)
                                                       ------------       ---------------       -------------
NET CASH USED IN INVESTING ACTIVITIES..............     (1,111,515)            736,403             (884,019)
                                                       ------------       ---------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Long-term debt activity, net.....................        (90,957)           (703,732)            (215,547)
  Dividends paid...................................              -                   -              (16,787)
  Common stock activity, net.......................         21,308             (32,671)             564,324
  Treasury stock activity, net.....................              -                   -                2,594
  Cost of debt and equity transactions.............              -                   -                 (534)
                                                       ------------       ---------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        (69,649)           (736,403)             334,050
                                                       ------------       ---------------       -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................        (14,430)                  -              (11,928)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................         51,533                   -               51,886
                                                       ------------       ---------------       -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $    37,103        $          -          $    39,958
                                                       ============       ===============       =============


                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                                                     APACHE             APACHE
                                                              APACHE             APACHE             FINANCE            FINANCE
                                                            CORPORATION       NORTH AMERICA        AUSTRALIA           CANADA
                                                           -------------      -------------      -------------      -------------
                                                                                       (IN THOUSANDS)

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES............................................    $  (524,773)       $         -        $    (3,545)       $      (476)
                                                           -------------      -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment...................        (69,337)                 -                  -                  -
  Proceeds from sales of oil and gas properties.........            650                  -                  -                  -
  Proceeds from sale of U.S. Government Agency Notes....              -                  -                  -                  -
  Investment in subsidiaries, net.......................        (69,435)            (3,500)                 -                  -
  Other, net............................................           (846)                 -                  -                  -
                                                           -------------      -------------      -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES...................       (138,968)            (3,500)                 -                  -
                                                           -------------      -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Long-term debt activity, net..........................        667,662                  -                 45                476
  Dividends paid........................................        (18,256)                 -                  -                  -
  Common stock activity, net............................          9,390              3,500              3,500                  -
  Treasury stock activity, net..........................           (856)                 -                  -                  -
  Cost of debt and equity transactions..................            (18)                 -                  -                  -
                                                           -------------      -------------      -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............        657,922              3,500              3,545                476
                                                           -------------      -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS......................................         (5,819)                 -                  -                  -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR.....................................          6,383                  -                  2                  -
                                                           -------------      -------------      -------------      -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD.........................................    $       564        $         -        $         2        $         -
                                                           =============      =============      =============      =============










                                                             ALL OTHER
                                                           SUBSIDIARIES
                                                            OF APACHE       RECLASSIFICATIONS
                                                           CORPORATION       & ELIMINATIONS         CONSOLIDATED
                                                           ------------      ---------------        -------------
                                                                             (IN THOUSANDS)

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES............................................    $   734,059       $          -         $   205,265
                                                           ------------      ---------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment...................       (175,747)                 -            (245,084)
  Proceeds from sales of oil and gas properties.........            146                  -                 796
  Proceeds from sale of U.S. Government Agency Notes....         17,006                  -              17,006
  Investment in subsidiaries, net.......................       (506,056)           578,991                   -
  Other, net............................................         (3,108)                 -              (3,954)
                                                           ------------      ---------------      -------------
NET CASH USED IN INVESTING ACTIVITIES...................       (667,759)           578,991            (231,236)
                                                           ------------      ---------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Long-term debt activity, net..........................        (89,261)          (545,314)             33,608
  Dividends paid........................................              -                  -             (18,256)
  Common stock activity, net............................         26,677            (33,677)              9,390
  Treasury stock activity, net..........................              -                  -                (856)
  Cost of debt and equity transactions..................              -                  -                 (18)
                                                           ------------      ---------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............        (62,584)          (578,991)             23,868
                                                           ------------      ---------------      -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS......................................          3,716                  -              (2,103)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR.....................................         29,240                  -              35,625
                                                           ------------      ---------------      -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD.........................................    $    32,956       $          -         $    33,522
                                                           ============      ===============      =============



                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2003



                                                                                                  APACHE              APACHE
                                                          APACHE              APACHE              FINANCE             FINANCE
                                                        CORPORATION        NORTH AMERICA         AUSTRALIA            CANADA
                                                       -------------       -------------       -------------       -------------
                                                                                     (IN THOUSANDS)


                       ASSETS

CURRENT ASSETS:

  Cash and cash equivalents......................      $     2,762         $         -         $         2         $        91
  Receivables....................................          273,704                   -                   -                   -
  Inventories....................................           13,585                   -                   -                   -
  Drilling advances and others...................           16,468                   -                   -                   -
                                                       -------------       -------------       -------------       -------------
                                                           306,519                   -                   2                  91
                                                       -------------       -------------       -------------       -------------

PROPERTY AND EQUIPMENT, NET......................        4,247,546                   -                   -                   -
                                                       -------------       -------------       -------------       -------------

OTHER ASSETS:

  Intercompany receivable, net...................          931,026                   -                (662)           (253,785)
  Goodwill, net..................................                -                   -                   -                   -
  Equity in affiliates...........................        3,199,874             154,693             414,392           1,003,028
  Deferred charges and other.....................           34,558                   -                   -               2,450
                                                       -------------       -------------       -------------       -------------
                                                       $ 8,719,523         $   154,693         $   413,732         $   751,784
                                                       =============       =============       =============       =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $   168,576         $         -         $         -         $         -
  Other accrued expenses.........................          165,101                   -               1,888               6,761
                                                       -------------       -------------       -------------       -------------
                                                           333,677                   -               1,888               6,761
                                                       -------------       -------------       -------------       -------------
LONG-TERM DEBT...................................        1,294,926                   -             268,842             297,027
                                                       -------------       -------------       -------------       -------------

DEFERRED CREDITS AND OTHER

  NONCURRENT LIABILITIES:

  Income taxes...................................          767,866                   -             (11,691)             (1,252)
  Advances from gas purchasers...................          121,149                   -                   -                   -
  Asset retirement obligation....................          261,667                   -                   -                   -
  Other..........................................          137,138                   -                   -                   -
                                                       -------------       -------------       -------------       -------------
                                                         1,287,820                   -             (11,691)             (1,252)
                                                       -------------       -------------       -------------       -------------
PREFERRED INTERESTS OF SUBSIDIARIES..............                -                   -                   -                   -
                                                       -------------       -------------       -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................        5,803,100             154,693             154,693             449,248
                                                       -------------       -------------       -------------       -------------
                                                       $ 8,719,523         $   154,693         $   413,732         $   751,784
                                                       =============       =============       =============       =============




                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE         RECLASSIFICATIONS
                                                       CORPORATION        & ELIMINATIONS        CONSOLIDATED
                                                       ------------       ---------------       -------------
                                                                          (IN THOUSANDS)


                       ASSETS

CURRENT ASSETS:

  Cash and cash equivalents......................      $    37,103        $          -          $    39,958
  Receivables....................................          487,638                   -              761,342
  Inventories....................................          100,073                   -              113,658
  Drilling advances and others...................           66,740                   -               83,208
                                                       ------------       ---------------       -------------
                                                           691,554                   -              998,166
                                                       ------------       ---------------       -------------

PROPERTY AND EQUIPMENT, NET......................        5,395,405                   -            9,642,951
                                                       ------------       ---------------       -------------

OTHER ASSETS:

  Intercompany receivable, net...................         (676,579)                  -                    -
  Goodwill, net..................................          189,252                   -              189,252
  Equity in affiliates...........................         (813,479)         (3,958,508)                   -
  Deferred charges and other.....................            4,905                   -               41,913
                                                       ------------       ---------------       -------------
                                                       $ 4,791,058        $ (3,958,508)         $10,872,282
                                                       ============       ===============       =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $   146,877        $          -          $   315,453
  Other accrued expenses.........................          239,402                   -              413,152
                                                       ------------       ---------------       -------------
                                                           386,279                   -              728,605
                                                       ------------       ---------------       -------------
LONG-TERM DEBT...................................           82,569                   -            1,943,364
                                                       ------------       ---------------       -------------

DEFERRED CREDITS AND OTHER

  NONCURRENT LIABILITIES:

  Income taxes...................................          472,255                   -            1,227,178
  Advances from gas purchasers...................                -                   -              121,149
  Asset retirement obligation....................          188,373                   -              450,040
  Other..........................................           24,620                   -              161,758
                                                       ------------       ---------------       -------------
                                                           685,248                   -            1,960,125
                                                       ------------       ---------------       -------------
PREFERRED INTERESTS OF SUBSIDIARIES..............          437,088                   -              437,088
                                                       ------------       ---------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................        3,199,874          (3,958,508)           5,803,100
                                                       ------------       ---------------       -------------
                                                       $ 4,791,058        $ (3,958,508)         $10,872,282
                                                       ============       ===============       =============


                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002


                                                                                                  APACHE             APACHE
                                                          APACHE              APACHE              FINANCE            FINANCE
                                                        CORPORATION        NORTH AMERICA         AUSTRALIA           CANADA
                                                       -------------       -------------       -------------       -------------
                                                                                    (IN THOUSANDS)


                       ASSETS

CURRENT ASSETS:

  Cash and cash equivalents.......................     $       224         $         -         $         2         $       127
  Receivables.....................................         121,410                   -                   -                   -
  Inventories.....................................          15,509                   -                   -                   -
  Drilling advances and others....................          19,468                   -                   -                   -
                                                       -------------       -------------       -------------       -------------
                                                           156,611                   -                   2                 127
                                                        -------------       -------------       -------------      -------------

PROPERTY AND EQUIPMENT, NET.......................       3,403,716                   -                   -                   -
                                                       -------------       -------------       -------------       -------------

OTHER ASSETS:

  Intercompany receivable, net....................       1,146,086                   -                (662)           (253,851)
  Goodwill, net...................................               -                   -                   -                   -
  Equity in affiliates............................       2,994,954             142,422             402,596             958,382
  Deferred charges and other......................          31,804                   -                   -               2,472
                                                       -------------       -------------       -------------       -------------
                                                       $ 7,733,171         $   142,422         $   401,936         $   707,130
                                                       =============       =============       =============       =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable................................     $   124,152         $         -         $         -         $         -
  Other accrued expenses..........................         134,191                   -               2,229               1,263
                                                       -------------       -------------       -------------       -------------
                                                           258,343                   -               2,229               1,263
                                                       -------------       -------------       -------------       -------------

LONG-TERM DEBT....................................       1,550,645                   -             268,795             297,019
                                                       -------------       -------------       -------------       -------------

DEFERRED CREDITS AND OTHER

  NONCURRENT LIABILITIES:

  Income taxes....................................         736,661                   -             (11,510)             (1,205)
  Advances from gas purchasers....................         125,453                   -                   -                   -
  Oil and gas derivative instruments..............           3,507                   -                   -                   -
  Other...........................................         134,282                   -                   -                   -
                                                       -------------       -------------       -------------       -------------
                                                           999,903                   -             (11,510)             (1,205)
                                                       -------------       -------------       -------------       -------------
PREFERRED INTERESTS OF SUBSIDIARIES...............               -                   -                   -                   -
                                                       -------------       -------------       -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................       4,924,280             142,422             142,422             410,053
                                                       -------------       -------------       -------------       -------------
                                                       $ 7,733,171         $   142,422         $   401,936         $   707,130
                                                       =============       =============       =============       =============





                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE         RECLASSIFICATIONS
                                                       CORPORATION        & ELIMINATIONS        CONSOLIDATED
                                                       ------------       ---------------       -------------
                                                                          (IN THOUSANDS)


                       ASSETS

CURRENT ASSETS:

  Cash and cash equivalents.......................     $    51,533        $          -          $    51,886
  Receivables.....................................         406,277                   -              527,687
  Inventories.....................................          93,695                   -              109,204
  Drilling advances and others....................          58,536                   -               78,004
                                                       ------------       ---------------       -------------
                                                           610,041                   -              766,781
                                                        ------------       ---------------       ------------

PROPERTY AND EQUIPMENT, NET.......................       5,061,869                   -            8,465,585
                                                       ------------       ---------------       -------------

OTHER ASSETS:

  Intercompany receivable, net....................        (891,573)                  -                    -
  Goodwill, net...................................         189,252                   -              189,252
  Equity in affiliates............................        (808,503)         (3,689,851)                   -
  Deferred charges and other......................           3,957                   -               38,233
                                                       ------------       ---------------       -------------
                                                       $ 4,165,043        $ (3,689,851)         $ 9,459,851
                                                       ============       ===============       =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable................................     $    90,136        $          -          $   214,288
  Other accrued expenses..........................         180,264                   -              317,947
                                                       ------------       ---------------       -------------
                                                           270,400                   -              532,235
                                                       ------------       ---------------       -------------

LONG-TERM DEBT....................................          42,356                   -            2,158,815
                                                       ------------       ---------------       -------------

DEFERRED CREDITS AND OTHER

  NONCURRENT LIABILITIES:

  Income taxes....................................         396,663                   -            1,120,609
  Advances from gas purchasers....................               -                   -              125,453
  Oil and gas derivative instruments..............               -                   -                3,507
  Other...........................................          24,044                   -              158,326
                                                       ------------       ---------------       -------------
                                                           420,707                   -            1,407,895
                                                       ------------       ---------------       -------------
PREFERRED INTERESTS OF SUBSIDIARIES...............         436,626                   -              436,626
                                                       ------------       ---------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................       2,994,954          (3,689,851)           4,924,280
                                                       ------------       ---------------       -------------
                                                       $ 4,165,043        $ (3,689,851)         $ 9,459,851
                                                       ============       ===============       =============



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache reported record financial results for the quarter. Led by solid production and high commodity prices, we reported record first-quarter income attributable to common stock of $338 million, including the $27 million cumulative effect of a change in accounting principle regarding asset retirement obligations (see Footnote 8). We also reported record net cash provided by operating activities of $538 million for the quarter.

      Following are additional highlights for the first three months of 2003:

     o Oil and gas production revenues increased 84 percent over the prior-year first quarter to a record $975 million.

     o First-quarter production remained steady with 55 percent of our equivalent production coming from outside the U.S., continuing a multi-year trend to broaden geographic diversification.

     o On January 13, 2003, we announced the acquisition of $1.3 billion (subject to normal closing adjustments and exercise of preferential rights by third parties) in properties from BP (see Footnote 1), Apache's largest acquisition to date. We closed the Gulf of Mexico portion of the transaction on March 13, 2003 and the U.K. North Sea (Forties Field) portion on April 2, 2003. The North Sea assets provide Apache with a new core area.

     o On January 22, 2003, in conjunction with the BP transaction, we completed a public offering of 9.9 million shares of common stock, adjusted for the five percent common stock dividend, raising net proceeds of $554 million.

     o After announcing the BP transaction, Moody's, Standard and Poor's, and Fitch rating agencies reaffirmed Apache's single-A credit ratings on senior unsecured long-term debt.

     We are encouraged by the outlook for the remainder of the year. While we have seen some pullback in commodity prices since quarter-end, the overall outlook remains relatively strong. With additional production from the BP acquisition and first production expected during the third quarter from the Zhao Dong development in China, we should see production growth in 2003.

      The conditions that generated our first-quarter record results, coupled with our equity offering, have enabled us to maintain the financial flexibility necessary to act when opportunities arise. We are positioned to take advantage of an acquisition environment that appears favorable, as major integrated companies shed non-core assets. While the first quarter proved to be an active one for the Company, the balance of the year holds a multitude of challenges and opportunities.

RESULTS OF OPERATIONS

Revenues

     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.


                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                        -------------------------------------------------------
                                                                                                   INCREASE
                                                             2003                2002             (DECREASE)
                                                        ----------------    ---------------     ---------------


     Revenues (in thousands):

        Natural gas..................................   $     520,360       $     225,982             130%
        Oil..........................................         438,343             294,137              49%
        Natural gas liquids..........................          16,459               9,270              78%
                                                        ----------------    ---------------
            Total....................................   $     975,162       $     529,389              84%
                                                        ================    ===============

     Natural Gas Volume - Mcf per day:

        United States................................         552,783             540,433               2%
        Canada.......................................         309,205             314,659              (2%)
        Egypt........................................         123,719             117,525               5%
        Australia....................................         101,153             120,645             (16%)
        Argentina....................................           6,788               3,856              76%
                                                        ----------------    ---------------
            Total....................................       1,093,648           1,097,118               -
                                                        ================    ===============

     Average Natural Gas price - Per Mcf:

        United States................................   $        6.22       $        2.35             165%
        Canada.......................................            5.35                2.33             130%
        Egypt........................................            4.50                3.05              48%
        Australia....................................            1.31                1.23               7%
        Argentina....................................            0.42                0.64             (34%)
            Total....................................            5.29                2.29             131%

     Oil Volume - Barrels per day:

        United States................................          57,334              55,829               3%
        Canada.......................................          24,735              25,339              (2%)
        Egypt........................................          45,710              44,378               3%
        Australia....................................          30,439              32,941              (8%)
        Argentina....................................             597                 669             (11%)
                                                        ----------------    ---------------
            Total....................................         158,815             159,156               -
                                                        ================    ===============

     Average Oil price - Per barrel:

        United States................................   $       28.97       $       20.56              41%
        Canada.......................................           32.09               18.87              70%
        Egypt........................................           30.46               21.42              42%
        Australia....................................           33.00               20.60              60%
        Argentina....................................           31.95               20.07              59%
            Total....................................           30.67               20.53              49%

     Natural Gas Liquids (NGL)

        Volume - Barrels per day:

          United States..............................           6,083               6,895             (12%)
          Canada.....................................           1,406               1,358               4%
                                                        ----------------    ---------------

            Total....................................           7,489               8,253              (9%)
                                                        ================    ===============

     Average NGL Price - Per barrel:

          United States..............................   $       24.34       $       12.78              90%
          Canada.....................................           24.75               10.95             126%
            Total....................................           24.42               12.48              96%




Natural Gas Revenues

     The Company's natural gas production declined 3 million cubic feet per day (MMcf/d), which reduced first-quarter natural gas revenues by $2 million. Production in the U.S. climbed 12 MMcf/d, as the Gulf Coast region's 22 MMcf/d increase more than offset a 10 MMcf/d decline in the Central region. Production in the Gulf Coast region benefited from a full quarter of production from properties acquired in South Louisiana, 18 days of production from the Gulf of Mexico properties acquired from BP and additional production from a successful recompletion program. These increases offset natural declines in mature fields and downtime associated with well performance. New discoveries in the Central region, particularly the Loper field, partially offset natural declines in mature fields. One of Australia's contracts with a Perth gas distribution company expired in October 2002, resulting in 19 MMcf/d of lower production. Rising natural gas prices contributed $296 million to first-quarter natural gas revenues. Correspondingly, the Company has seen a rise in oil and gas revenue receivables.

     Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices, including fixed-price physical contracts and derivatives. Approximately 11 percent of both our first quarter 2003 and first quarter 2002 domestic natural gas production were subject to long-term fixed-price physical contracts. We continue to amortize the unrealized gains and losses of derivative positions closed in October and November 2001, which were negligible in the first quarter of 2003. The following table shows the impact on average prices of each of these items:

                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                               -----------------------------------------
                                                                    2003                     2002
                                                               ---------------          ----------------


             Fixed-price physical.........................     $       (.15)            $         .05
             Derivatives..................................             (.17)                        -
             Amortization.................................                 -                      .06



Crude Oil Revenues

     The Company's oil production declined 341 barrels per day (b/d), which reduced first-quarter crude oil revenues by $1 million. Production growth in the Gulf Coast region, up 2,377 b/d, and Egypt, up 1,332 b/d, was offset by 2,502 b/d and 871 b/d declines in Australia and the Central region, respectively. The Gulf Coast region's growth is attributable to the South Louisiana and BP acquisitions discussed above. Egypt saw production growth in several concessions. The declines in Australia and the Central region were distributed among numerous fields. The 49 percent increase in oil price contributed $145 million to crude oil revenues. Correspondingly, the Company has seen a rise in oil and gas revenue receivables.

     Apache also manages its exposure to fluctuations in crude oil prices using derivatives. We continue to amortize the unrealized gains and losses over the original production life of derivative positions closed in October and November 2001. The following table shows the impact on prices of each of these items.


                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                               -----------------------------------------
                                                                    2003                     2002
                                                               ---------------          ----------------


             Derivatives..................................     $      (1.61)            $           -
             Amortization.................................               .03                      .08


Operating Expenses

     The table below presents a detail of our expenses.

                                                                         FOR THE QUARTER ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                         2003                      2002
                                                                    ----------------          ---------------
                                                                                  (In millions)


          Depreciation, depletion and amortization (DD&A):

            Oil and gas property and equipment..................    $         198             $         197
            Other assets........................................               16                        14
          Asset retirement obligation accretion.................                5                         -
          International impairments.............................                -                         5
          Lease operating costs (LOE)...........................              134                       113
          Gathering and transportation costs....................               12                         8
          Severance and other taxes.............................               25                        14
          General and administrative expense (G&A)..............               28                        25
          Financing costs, net..................................               26                        26
                                                                    ----------------          ---------------
                    Total.......................................    $         444             $         402
                                                                    ================          ===============



Depreciation, Depletion and Amortization

     Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future development costs. On an equivalent barrel basis (Boe), full-cost DD&A expense increased $.07 from $6.24 in the first quarter of 2002 to $6.31 in 2003. The worldwide rate was driven up by an increase in Australia's rate. Costs incurred for several long-lead development projects coupled with recent reserve additions at higher than historical costs caused the rate increase in Australia.

Lease Operating Costs

     LOE increased $22 million from last year's first quarter driven by increases in North America. Acquisitions in Canada and the U.S. in the latter half of last year and the close of the acquisition of the Gulf of Mexico properties from BP contributed to the increase on an absolute basis. The rate increased $.72 per Boe compared to the prior year quarter. Higher commodity prices increased the cost of power, fuel and ad valorem and property taxes in North America. The Company also increased workover activity in the U.S., Canada and Egypt.

Gathering and Transportation Costs

     Gathering and transportation costs include amounts paid by Apache to third-parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. During the first quarter of 2003, the Company incurred $4 million more costs than in the comparable 2002 quarter.

Severance and Other Taxes

     Severance and other taxes, which generally are based on a percentage of oil and gas production revenues, increased $10 million from the first quarter of 2002.

General and Administrative Expense

     The Company's first-quarter 2003 G&A costs were $2 million, $.09 per boe, higher than the year-ago quarter. The increase in related to higher overall insurance costs following the events of September 11, 2001 and higher retirement costs.


OIL AND GAS CAPITAL EXPENDITURES

                                                                           FOR THE QUARTER ENDED MARCH 31,
                                                                         ------------------------------------
                                                                            2003                    2002
                                                                         ------------            ------------
                                                                                    (In thousands)


          Exploration and development:

              United States..........................................    $   87,280              $   55,132
              Canada.................................................       165,047                  82,245
              Egypt..................................................        60,327                  32,624
              Australia..............................................        25,247                  24,242
              Other International....................................         4,375                   4,005
                                                                         ------------            ------------
                                                                         $  342,276              $  198,248
                                                                         ============            ============

          Capitalized Interest.......................................    $   11,232              $   10,022
                                                                         ============            ============

          Gas gathering, transmission and processing facilities......    $    3,061              $    7,646
                                                                         ============            ============

          Acquisitions:

              Oil and gas properties.................................    $  544,371              $      108
              Gas gathering, transmission and processing facilities..         5,484                       -
              Goodwill...............................................             -                       -
                                                                         ------------            ------------
                                                                         $  549,855              $      108
                                                                         ============            ============



CAPITAL RESOURCES

     Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, operating expenses, repayment of principal and interest on outstanding debt and payment of dividends. The Company funds its exploration and development activities primarily through internally generated cash flows. Apache budgets capital expenditures based upon projected cash flows and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company cannot accurately predict future oil and gas prices.

Net Cash Provided by Operating Activities

     Apache's net cash provided by operating activities during the first three months of 2003 totaled $538 million, an increase of 162 percent from $205 million in the first three months of 2002. This increase reflects the impact of higher prices on oil and gas production revenues.

Preferred Interests of Subsidiaries

     During 2001, several of our subsidiaries issued a total of $443 million ($441 million, net of issuance costs) of preferred stock and limited partner interests to unrelated institutional investors. These funds were used to pay down debt which increased Apache's available borrowing capacity. We pay a weighted average return to the investors of 123 basis points above the prevailing LIBOR interest rate. These subsidiaries are consolidated in the accompanying financial statements. For the first quarter of 2003, the subsidiaries paid $3 million to investors, which is reflected as Preferred Interests of Subsidiaries on the Statement of Consolidated Operations.

LIQUIDITY

     The Company had $40 million in cash and cash equivalents on hand at March 31, 2003, down from $52 million at December 31, 2002. Apache's ratio of current assets to current liabilities at March 31, 2003 was 1.37 compared to 1.44 at December 31, 2002.

     On January 22, 2003, the Company completed a public offering of 9.9 million shares of Apache common stock, adjusted for the five percent common stock dividend, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used toward the purchase of Apache's acquisition of producing properties in the U.K. North Sea and the Gulf of Mexico from BP.

     Apache believes that cash on hand, net cash generated from operations, short-term investments, and unused committed borrowing capacity under its $1.5 billion global credit facility will be adequate to satisfy future financial obligations and liquidity needs. The global credit facility includes a $750 million 364-day U.S. credit facility which we expect to extend on the same terms for an additional one-year period at the end of May. As of March 31, 2003, Apache's available borrowing capacity under its global credit facility was $1.5 billion.

      Occasionally, the Company accesses capital markets to fund acquisitions, repay debt, and enhance future liquidity. On May 8, 2003, we priced a private offering of $350 million of 4.375 percent, 12-year, senior unsecured notes. The notes are to be issued by Apache Finance Canada Corporation, one of our subsidiaries, and guaranteed by us. We expect the sale of the notes to close on May 15, 2003.


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


Exploiting Existing Asset Base

     We seek to maximize the value of our existing asset base by increasing production and reserves while reducing operating costs per unit. In order to achieve these objectives, we actively pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions and discoveries over the last few years, including the recent properties acquired from BP, we have an abundant inventory of exploitation opportunities.

Acquiring Properties to Which We Can Add Value

     We seek to purchase reserves at appropriate prices by generally avoiding auction processes, where we are competing against other buyers, and attempting to time our acquisitions to avoid the peak of the price cycle. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction. The acquisition environment appears to be swinging our way as major integrated companies shed non-core assets.

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

     U.S. and Canadian energy markets continue to evolve into a single energy market. In light of this ongoing transformation, we adopted the U.S. dollar as our functional currency in Canada, effective October 1, 2002. The U.S. dollar is now the functional currency for all of our foreign operations.

     The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference. Information about market risks for the quarter ended March 31, 2003 does not differ materially from our 2002 10-K disclosure except as noted below.

     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 95 percent of the Company's debt. At March 31, 2003, total debt included $102 million of floating-rate debt. As a result, Apache's annual interest costs in 2003 will fluctuate based on short-term interest rates on approximately five percent of its total debt outstanding at March 31, 2003. Additionally, our preferred interests of subsidiaries of $437 million is subject to fluctuations in short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating interest rate, including our preferred interests in subsidiaries, (approximately 25 basis points) would be approximately $1.4 million.

     At March 31, 2003, the Company had open natural gas derivative positions with a fair value of $(13.3) million. A 10 percent increase in natural gas prices would change the fair value by $(59.3) million. A 10 percent decrease in prices would change the fair value by $58.8 million. The Company also had open oil price swap positions with a fair value of $(11.6) million. A 10 percent increase in oil prices would change the fair value by $(50.7) million. A 10 percent decrease in oil prices would change the fair value by $50.7 million. Notional volumes associated with the Company's derivative contracts are shown in
Note 2 to the Company's consolidated financial statements.


ITEM 4 - CONTROLS AND PROCEDURES

     Apache's certifying officers evaluated the effectiveness of our disclosure controls and procedures within the last 90 days preceding the date of this report. Based on that review and as of the date of that evaluation, the Company's disclosure controls were found to be adequate, providing effective means to insure that we timely and accurately disclose the information we are required to disclose under applicable laws and regulations. Also, we made no significant changes in internal controls or any other factors that could affect our internal controls since our most recent internal controls evaluation.

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

                                                     PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The information set forth in Note 11 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2002 (filed with the SEC on March 25,
           2003) is incorporated herein by reference.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           During the quarterly period covered by this filing, the Company's Audit Committee approved the engagement of Ernst & Young to act as the Company's independent public auditors for the calendar year 2003, including the annual financial statement audit.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

                  99.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.

           (b)    Reports filed on Form 8-K

                  The following current reports on Form 8-K were filed during the fiscal quarter ended March 31, 2003:

                  Item 5 - Other Events - dated January 13, 2003 (January 11,
                  2003), filed January 13, 2003

                          Apache filed a preliminary prospectus supplement for
                  offering to the public of up to 7,130,000 shares (7,486,500 shares adjusted for the five percent stock dividend) of Apache common stock, par value $1.25 per share, registered pursuant to a registration statement on Form S-3 (Registration No. 333-32580).

                          Apache announced the purchase (a) from BP Exploration
                  & Production, Inc. of BP's interests in 61 producing fields, including 113 blocks, located in the Gulf of Mexico, and (b) from BP Exploration Operating Company Limited of BP's interests in two producing fields located in the North Sea.

                  Item 5 - Other Events - dated January 16, 2003, filed January 17, 2003

                          Apache filed a prospectus supplement for offering to
                  the public of up to 9,430,000 shares (9,901,500 shares adjusted for the five percent stock dividend) of Apache common stock, par value $1.25 per share, registered pursuant to registration statements on Form S-3 (Registration Nos. 333-32580 and 333-75633).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   APACHE CORPORATION



Dated:    May 14, 2003                             /s/ Roger B. Plank
                                                   ----------------------------
                                                   Roger B. Plank
                                                   Executive Vice President and
                                                   Chief Financial Officer



Dated:    May 14, 2003                             /s/ Thomas L. Mitchell
                                                   -----------------------------
                                                   Thomas L. Mitchell
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Roger B. Plank
-----------------------------------------------------
Roger B. Plank
Executive Vice President and Chief Financial Officer



Date:  May 14, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ G. Steven Farris
-----------------------------------------------------
G. Steven Farris
President, Chief Executive Officer and
Chief Operating Officer



Date:  May 14, 2003

                                  EXHIBIT INDEX

                EXHIBITS   DESCRIPTION OF EXHIBIT
                --------   ----------------------




                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

                  99.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.