Form 10-Q
period 2003-06-30
APACHE CORP
filed 2003-08-14
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2003

                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                          Commission File Number 1-4300


                               APACHE CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                                   41-0747868
    ------------------------------                      ----------------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)

     Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                          77056-4400
-----------------------------------------               -------------------
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




Number of shares of Registrant's common stock, outstanding as of June 30, 2003..........................161,797,486

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                    FOR THE QUARTER              FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                              ---------------------------   ---------------------------
                                                                  2003           2002           2003           2002
                                                              ------------   ------------   ------------   ------------
                                                                    (In thousands, except per common share data)
REVENUES:
    Oil and gas production revenues ........................  $  1,044,330   $    652,264   $  2,019,492   $  1,181,653
    Other revenues .........................................        10,026          4,051          1,473          2,658
                                                              ------------   ------------   ------------   ------------

                                                                 1,054,356        656,315      2,020,965      1,184,311
                                                              ------------   ------------   ------------   ------------

OPERATING EXPENSES:
    Depreciation, depletion and amortization ...............       272,356        210,790        486,705        421,829
    Asset retirement obligation accretion ..................        10,445             --         15,758             --
    International impairments ..............................            --             --             --          4,600
    Lease operating costs ..................................       186,286        112,087        320,421        223,230
    Gathering and transportation costs .....................        15,131         11,112         26,992         19,345
    Severance and other taxes ..............................        32,742         17,345         57,296         32,705
    General and administrative .............................        30,574         28,015         58,405         53,367
    Financing costs:
       Interest expense ....................................        41,428         41,451         79,124         78,333
       Amortization of deferred loan costs .................           536            466          1,067            800
       Capitalized interest ................................       (12,618)       (10,442)       (23,850)       (20,464)
       Interest income .....................................          (428)        (1,043)        (1,502)        (2,212)
                                                              ------------   ------------   ------------   ------------

                                                                   576,452        409,781      1,020,416        811,533
                                                              ------------   ------------   ------------   ------------

PREFERRED INTERESTS OF SUBSIDIARIES ........................         3,330          5,129          6,692          8,662
                                                              ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES .................................       474,574        241,405        993,857        364,116
    Provision for income taxes .............................       230,193         95,095        437,179        137,134
                                                              ------------   ------------   ------------   ------------

INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE ................................................       244,381        146,310        556,678        226,982
    Cumulative effect of change in accounting principle,
       net of income tax ...................................            --             --         26,632             --
                                                              ------------   ------------   ------------   ------------

NET INCOME .................................................       244,381        146,310        583,310        226,982
    Preferred stock dividends ..............................         1,420          3,081          2,840          7,989
                                                              ------------   ------------   ------------   ------------

INCOME ATTRIBUTABLE TO COMMON STOCK ........................  $    242,961   $    143,229   $    580,470   $    218,993
                                                              ============   ============   ============   ============

BASIC NET INCOME PER COMMON SHARE:
    Before change in accounting principle ..................  $       1.50   $       0.97   $       3.45   $       1.50
    Cumulative effect of change in accounting principle ....            --             --           0.17             --
                                                              ------------   ------------   ------------   ------------

                                                              $       1.50   $       0.97   $       3.62   $       1.50
                                                              ============   ============   ============   ============

DILUTED NET INCOME PER COMMON SHARE:
    Before change in accounting principle ..................  $       1.49   $       0.95   $       3.42   $       1.47
    Cumulative effect of change in accounting principle ....            --             --           0.17             --
                                                              ------------   ------------   ------------   ------------

                                                              $       1.49   $       0.95   $       3.59   $       1.47
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................  $    583,310   $    226,982
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization ..............................       486,705        421,829
         Asset retirement obligation accretion .................................        15,758             --
         Provision for deferred income taxes ...................................       221,370         38,153
         International impairments .............................................            --          4,600
         Cumulative effect of change in accounting principle ...................       (26,632)            --
         Other .................................................................         1,954        (14,146)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables ....................................      (147,208)       (22,013)
         (Increase) decrease in drilling advances and other ....................       (14,951)       (15,134)
         (Increase) decrease in inventories ....................................         4,410         (1,127)
         (Increase) decrease in deferred charges and other .....................       (12,636)          (293)
         Increase (decrease) in accounts payable ...............................        56,575         39,898
         Increase (decrease) in accrued expenses ...............................        81,009        (48,678)
         Increase (decrease) in advances from gas purchasers ...................        (8,088)        (7,279)
         Increase (decrease) in deferred credits and noncurrent liabilities ....       (17,411)         1,293
                                                                                  ------------   ------------

             Net cash provided by operating activities .........................     1,224,165        624,085
                                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .........................................      (771,046)      (464,228)
   Acquisition of BP properties ................................................    (1,157,134)            --
   Proceeds from sale of short-term investments ................................            --         17,006
   Other, net ..................................................................       (32,342)       (14,911)
                                                                                  ------------   ------------

             Net cash used in investing activities .............................    (1,960,522)      (462,133)
                                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings ........................................................     1,042,418      1,105,859
   Payments on long-term debt ..................................................      (852,305)    (1,144,970)
   Dividends paid ..............................................................       (34,366)       (37,257)
   Common stock activity .......................................................       570,024         15,542
   Treasury stock activity, net ................................................         3,738          1,715
   Cost of debt and equity transactions ........................................        (4,039)        (6,487)
                                                                                  ------------   ------------

             Net cash provided by (used in) financing activities ...............       725,470        (65,598)
                                                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................       (10,887)        96,354

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................        51,886         35,625
                                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................  $     40,999   $    131,979
                                                                                  ============   ============



       The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                          JUNE 30,       DECEMBER 31,
                                                                            2003             2002
                                                                        ------------     ------------
                                                                              (In thousands)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .......................................    $     40,999     $     51,886
   Receivables, net of allowance ...................................         698,115          527,687
   Inventories .....................................................         118,272          109,204
   Drilling advances ...............................................          43,331           45,298
   Prepaid assets and other ........................................          51,741           32,706
                                                                        ------------     ------------

                                                                             952,458          766,781
                                                                        ------------     ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties ............................................      15,083,057       12,827,459
      Unproved properties and properties under
         development, not being amortized ..........................         959,690          656,272
   Gas gathering, transmission and processing facilities ...........         796,283          784,271
   Other ...........................................................         220,889          194,685
                                                                        ------------     ------------

                                                                          17,059,919       14,462,687
   Less:  Accumulated depreciation, depletion and amortization .....      (6,354,423)      (5,997,102)
                                                                        ------------     ------------

                                                                          10,705,496        8,465,585
                                                                        ------------     ------------
OTHER ASSETS:
   Goodwill, net ...................................................         189,252          189,252
   Deferred charges and other ......................................          48,829           38,233
                                                                        ------------     ------------

                                                                        $ 11,896,035     $  9,459,851
                                                                        ============     ============


       The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2003              2002
                                                                               ------------     ------------
                                                                                    (In thousands)
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .......................................................    $    271,216     $    214,288
   Accrued operating expense ..............................................          80,741           47,382
   Accrued exploration and development ....................................         135,792          146,871
   Accrued compensation and benefits ......................................          21,175           32,680
   Accrued interest .......................................................          32,621           30,880
   Accrued income taxes ...................................................          95,073           44,256
   Oil and gas derivative instruments .....................................          61,908               --
   Other ..................................................................          44,343           15,878
                                                                               ------------     ------------

                                                                                    742,869          532,235
                                                                               ------------     ------------

LONG-TERM DEBT ............................................................       2,349,502        2,158,815
                                                                               ------------     ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes ...........................................................       1,370,181        1,120,609
   Advances from gas purchasers ...........................................         117,365          125,453
   Asset retirement obligation ............................................         711,404               --
   Oil and gas derivative instruments .....................................          26,274            3,507
   Other ..................................................................         141,301          158,326
                                                                               ------------     ------------

                                                                                  2,366,525        1,407,895
                                                                               ------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES .......................................         437,615          436,626
                                                                               ------------     ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding ............................          98,387           98,387
   Common stock, $1.25 par, 215,000,000 shares authorized,
      165,884,868 and 155,464,540 shares issued, respectively .............         207,356          194,331
   Paid-in capital ........................................................       4,017,437        3,427,450
   Retained earnings ......................................................       1,948,452        1,427,607
   Treasury stock, at cost, 4,087,382 and 4,211,328 shares,
      respectively ........................................................        (107,302)        (110,559)
   Accumulated other comprehensive loss ...................................        (164,806)        (112,936)
                                                                               ------------     ------------

                                                                                  5,999,524        4,924,280
                                                                               ------------     ------------

                                                                               $ 11,896,035     $  9,459,851
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                  SERIES B        SERIES C
                                                COMPREHENSIVE     PREFERRED      PREFERRED         COMMON          PAID-IN
(In thousands)                                      INCOME          STOCK          STOCK            STOCK          CAPITAL
                                                --------------  --------------  --------------  --------------  --------------

BALANCE AT DECEMBER 31, 2001 .................                  $       98,387  $      208,207  $      185,288  $    2,803,825
   Comprehensive income (loss):
     Net income ..............................  $      226,982              --              --              --              --
     Currency translation adjustments ........          80,488              --              --              --              --
     Commodity hedges ........................          (7,063)             --              --              --              --
     Marketable securities ...................            (125)             --              --              --              --
                                                --------------
   Comprehensive income ......................  $      300,282
                                                ==============
   Dividends:
     Preferred ...............................                              --              --              --              13
     Common ($.19 per share) .................                              --              --              --              --
   Common shares issued ......................                              --              --             539          16,782
   Conversion of Series C Preferred Stock ....                              --        (208,207)          8,193         200,014
   Treasury shares issued, net ...............                              --              --              --              28
   Other .....................................                              --              --              --            (209)
                                                                --------------  --------------  --------------  --------------

BALANCE AT JUNE 30, 2002 .....................                  $       98,387  $           --  $      194,020  $    3,020,453
                                                                ==============  ==============  ==============  ==============

BALANCE AT DECEMBER 31, 2002 .................                  $       98,387  $           --  $      194,331  $    3,427,450
   Comprehensive income (loss):
     Net income ..............................  $      583,310              --              --              --              --
     Commodity hedges ........................         (51,870)             --              --              --              --
                                                --------------
   Comprehensive income ......................  $      531,440
                                                ==============
   Dividends:
     Preferred ...............................                              --              --              --              --
     Common ($.20 per share) .................                              --              --              --              --
   Five percent common stock dividend ........                              --              --             581          25,333
   Common shares issued ......................                              --              --          12,444         563,050
   Treasury shares issued, net ...............                              --              --              --           2,113
   Other .....................................                              --              --              --            (509)
                                                                --------------  --------------  --------------  --------------

BALANCE AT JUNE 30, 2003 .....................                  $       98,387  $           --  $      207,356  $    4,017,437
                                                                ==============  ==============  ==============  ==============


                                                                                   ACCUMULATED
                                                                                       OTHER             TOTAL
                                                    RETAINED        TREASURY       COMPREHENSIVE     SHAREHOLDERS'
(In thousands)                                      EARNINGS          STOCK        INCOME (LOSS)        EQUITY
                                                 --------------   --------------   --------------   --------------

BALANCE AT DECEMBER 31, 2001 .................   $    1,336,478   $     (111,885)  $     (101,817)  $    4,418,483
   Comprehensive income (loss):
     Net income ..............................          226,982               --               --          226,982
     Currency translation adjustments ........               --               --           80,488           80,488
     Commodity hedges ........................               --               --           (7,063)          (7,063)
     Marketable securities ...................               --               --             (125)            (125)

   Comprehensive income ......................

   Dividends:
     Preferred ...............................           (7,989)              --               --           (7,976)
     Common ($.19 per share) .................          (27,103)              --               --          (27,103)
   Common shares issued ......................               --               --               --           17,321
   Conversion of Series C Preferred Stock ....               --               --               --               --
   Treasury shares issued, net ...............               --              928               --              956
   Other .....................................               --               --               --             (209)
                                                 --------------   --------------   --------------   --------------

BALANCE AT JUNE 30, 2002 .....................   $    1,528,368   $     (110,957)  $      (28,517)  $    4,701,754
                                                 ==============   ==============   ==============   ==============

BALANCE AT DECEMBER 31, 2002 .................   $    1,427,607   $     (110,559)  $     (112,936)  $    4,924,280
   Comprehensive income (loss):
     Net income ..............................          583,310               --               --          583,310
     Commodity hedges ........................               --               --          (51,870)         (51,870)

   Comprehensive income ......................

   Dividends:
     Preferred ...............................           (2,840)              --               --           (2,840)
     Common ($.20 per share) .................          (33,705)              --               --          (33,705)
   Five percent common stock dividend ........          (25,914)              --               --               --
   Common shares issued ......................               --               --               --          575,494
   Treasury shares issued, net ...............               --            3,257               --            5,370
   Other .....................................               (6)              --               --             (515)
                                                 --------------   --------------   --------------   --------------

BALANCE AT JUNE 30, 2003 .....................   $    1,948,452   $     (107,302)  $     (164,806)  $    5,999,524
                                                 ==============   ==============   ==============   ==============



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


1. ACQUISITIONS

     On January 13, 2003, Apache announced that it had entered into agreements to purchase producing properties in the North Sea and Gulf of Mexico from subsidiaries of BP p.l.c. (referred to collectively as "BP") for $1.3 billion, with $670 million allocated to the Gulf of Mexico properties and $630 million allocated to properties in the North Sea. The properties included estimated proved reserves of 233.2 million barrels of oil equivalent (MMboe), 147.6 MMboe located in the North Sea with the balance in the Gulf of Mexico. Both purchase agreements were effective as of January 1, 2003. As is customary, Apache assumed BP's abandonment obligation for the properties, which was considered in determining the purchase price. Both the Gulf of Mexico and North Sea assets acquired from BP were funded with available cash on hand, the issuance of 9.9 million shares of Apache common stock and borrowings under the Company's lines of credit and commercial paper program. The offering of Apache's common stock provided net proceeds of approximately $554 million, with the proceeds from additional debt approximating $604 million.

     Apache and BP closed the above referenced acquisition of the Gulf of Mexico properties on March 13, 2003, which included BP's interest in 56 producing fields, and 104 blocks. At closing, the $670 million purchase price was adjusted for normal closing items and preferential rights exercised by third parties. The exercise of preferential rights by third parties reduced the purchase price by $73 million and estimated reserves by 9.6 MMboe. The purchase price was further adjusted for various normal closing items, including revenues and expenditures related to the properties for the period between the effective and closing dates. As a result, cash consideration of $509 million was paid by Apache upon closing. In a separate transaction closed February 21, 2003, Apache purchased BP's interest in several other Gulf of Mexico properties with estimated proved reserves of 2.1 MMboe for an adjusted purchase price of $15 million. Including $4 million of transaction costs, total cash consideration for the two acquisitions of Gulf of Mexico properties from BP totaled $528 million.

     The acquisition of the U.K. North Sea properties closed on April 2, 2003, at which time Apache paid a purchase price, adjusted for normal closing and working capital adjustments, of $630 million. The acquisition of the North Sea properties includes a 96 percent interest in the Forties Field and establishes a new core area for the Company. In conjunction with the Forties acquisition, Apache may be required to issue a letter of credit to BP to cover the present value of related asset retirement obligations if the rating of the Company's senior unsecured debt is lowered by both Moody's and Standard and Poor's from its current ratings of A3 and A-, respectively. Should this occur, the initial letter of credit amount would be 175 million British pounds. Apache has agreed to sell all of the North Sea production from those properties over the next two years to BP at a combination of fixed and market sensitive prices pursuant to a contract entered into in connection with the North Sea purchase agreement.

     The BP purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition, as follows:

                                     U.S. -         U.K. -
                                 GULF OF MEXICO    NORTH SEA          TOTAL*
                                 --------------    ---------       -----------
                                                 (In thousands)
Value of properties acquired       $ 596,610       $ 919,835       $ 1,516,445
Working capital acquired, net             --          10,957            10,957
Asset Retirement Obligation          (69,000)       (250,887)         (319,887)
Deferred income tax liability             --         (50,381)          (50,381)
                                   ---------       ---------       -----------
Cash consideration                 $ 527,610       $ 629,524       $ 1,157,134
                                   =========       =========       ===========

      * Property balance includes $12 million of transaction costs (U.S. - $4 million; North Sea - $8 million).

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the acquisitions from BP occurred on January 1 of each period presented. The pro forma information is based in part on data provided by BP and on numerous assumptions and is not necessarily indicative of future results of operations.

                                              FOR THE SIX MONTHS               FOR THE SIX MONTHS
                                              ENDED JUNE 30, 2003             ENDED JUNE 30, 2002
                                           --------------------------      --------------------------
                                           AS REPORTED     PRO FORMA       AS REPORTED     PRO FORMA
                                           -----------     ----------      -----------     ----------
                                                  (In thousands, except per common share data)
Revenues.................................. $2,020,965      $2,258,927      $1,184,311      $1,638,211
Net income................................    583,310         656,507         226,982         286,502
Preferred stock dividends.................      2,840           2,840           7,989           7,989
Income attributable to common stock.......    580,470         653,667         218,993         278,513

Net income per common share:
    Basic................................. $     3.62      $     4.05      $     1.50      $     1.79
    Diluted...............................       3.59            4.01            1.47            1.75

Average common shares outstanding (1).....    160,486         161,580         145,997         155,898

(1) Pro forma shares assume the issuance of 9.9 million common shares as of the beginning of each period presented.

     On July 3, 2003, Apache announced that it had completed the acquisition of producing properties on the Outer Continental Shelf of the Gulf of Mexico from Shell Exploration and Production Company (Shell) for $200 million, subject to normal post-closing adjustments, including preferential rights. Prior to the transaction, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Shell $300 million to acquire an overriding royalty interest in a portion of the reserves to be produced over the next four years. Shell's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP). Under the terms of the VPP, Morgan Stanley is to receive a fixed volume of oil and gas production over the four-year term. The VPP reserves and production will not be recorded by Apache.

     Apache will record estimated proved reserves of 124.6 billion cubic feet
(Bcf) of natural gas and 6.6 million barrels of oil. In addition, a $60 million liability for the future cost to produce and deliver volumes subject to the VPP will be recorded by the Company because the overriding royalties are not burdened by production costs. This liability will be amortized as the volumes are produced and delivered to Morgan Stanley. The purchase agreement was effective as of July 1, 2003. The acquisition included interests in 26 fields covering 50 blocks (approximately 209,000 acres) and interests in two onshore gas plants. Apache will operate 15 of the fields with 91 percent of the production. The purchase price was funded by borrowings under the Company's lines of credit and commercial paper program.

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Apache uses a variety of strategies to manage its exposure to fluctuations in commodity prices. As established by the Company's hedging policy, Apache primarily enters into cash flow hedges in connection with selected acquisitions to protect against commodity price volatility. The success of these acquisitions is significantly influenced by Apache's ability to achieve targeted production at forecasted prices. These hedges effectively reduce price risk on a portion of the production from the acquisitions.

     During the first quarter of 2003, in conjunction with the acquisitions from BP and during the fourth quarter of 2002, in conjunction with the South Louisiana properties acquisition, Apache entered into, and designated as cash flow hedges, natural gas and crude oil fixed-price swaps and natural gas option collars. These positions were entered into in accordance with the Company's hedging policy and involved several counterparties which are rated A+ or better. As of June 30, 2003, the outstanding positions of our cash flow hedges were as follows:

    PRODUCTION                                      TOTAL VOLUMES        WEIGHTED AVERAGE       FAIR VALUE ASSET/
      PERIOD                INSTRUMENT TYPE          (MMBTU/Bbl)          FLOOR/CEILING            (LIABILITY)
--------------------    ------------------------    ---------------    ---------------------    -------------------
                                                                                                  (In thousands)

 7/2003 - 12/2003             Gas Collars               9,200,000        $  3.50 / 6.09           $     (2,822)
                         Gas Fixed-Price Swap          36,800,000               5.12                   (14,458)
                         Oil Fixed-Price Swap           9,200,000              26.59                   (21,503)

       2004                   Gas Collars              18,300,000           3.25 / 5.81                 (9,026)
                         Gas Fixed-Price Swap          51,240,000               4.52                   (33,727)
                         Oil Fixed-Price Swap           1,550,000              26.59                    (1,198)

       2005                   Gas Collars               9,050,000           3.25 / 5.20                 (5,448)


     In addition to the fixed-price swaps and option collars, Apache entered into a separate crude oil physical sales contract with BP. The sales contract is a normal purchase and sale under Statement of Financial Accounting Standards
(SFAS) No. 133 and, therefore, the Company has designated and accounted for the contract under the accrual method. As of June 30, 2003, the outstanding terms of the contract were as follows:

    CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
---------------------------------------------------------------
    PRODUCTION             TOTAL VOLUMES            AVERAGE
      PERIOD                 (BARRELS)            FIXED PRICE
-------------------       -----------------       -------------

 7/2003 - 12/2003              4,600,000           $   25.32

       2004                   14,175,000               22.24

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below:

                                                                                   GROSS            AFTER TAX
                                                                               -------------      --------------
                                                                                        (In thousands)

     Unrealized loss on derivatives at December 31, 2002..................     $     (7,141)      $     (4,186)

     Net losses realized into earnings....................................           53,837             33,506

     Net change in derivative fair value..................................         (136,609)           (85,376)

                                                                               -------------      --------------

     Unrealized loss on derivatives at June 30, 2003......................     $    (89,913)      $    (56,056)
                                                                               =============      ==============


     Based on current market prices, the Company recorded an unrealized loss in other comprehensive income of $89.9 million ($56.1 million after tax). This loss will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. A loss of $63.6 million ($46.2 million after tax) will be realized over the next 12 months. However, these amounts could vary materially as a result of changes in market conditions. There was no material ineffectiveness associated with the hedges during the period.


3.   DEBT

     On May 15, 2003, Apache Finance Canada Corporation (Apache Finance Canada) issued $350 million of 4.375 percent, 12-year, senior unsecured notes in a private placement. The notes are irrevocably and unconditionally guaranteed by Apache. Interest is payable semi-annually on May 15 and November 15 of each year commencing on November 15, 2003. The notes were sold pursuant to Rule 144A and Regulation S, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended.

     If changes in relevant tax laws occur that would require Apache Finance Canada to pay additional amounts under the terms of the indenture, Apache Finance Canada has the right to redeem the notes prior to maturity. In addition, the notes are redeemable, as a whole or in part, at Apache Finance Canada's option, subject to a make-whole premium. The proceeds were used to reduce bank debt and outstanding commercial paper and for general corporate purposes.


4.   CAPITAL STOCK

     On January 22, 2003, the Company completed a public offering of 9.9 million shares of Apache common stock, adjusted for the five percent common stock dividend, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used to purchase producing properties in the North Sea and the Gulf of Mexico from BP.


5.   FOREIGN CURRENCY TRANSLATION

      The Company records foreign currency translation gains and losses related to deferred taxes as a component of its provision for income taxes, while all other foreign currency gains and losses are reflected in other revenues. For the first six months of 2003, the Company recorded additional deferred tax expense of $56 million as a result of the weaker U.S. dollar. Net gains and losses reflected in other revenues totaled $.5 million for the six-month period.


6.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                        FOR THE QUARTER ENDED JUNE 30,
                                               ----------------------------------------------------------------------------------
                                                                 2003                                      2002
                                               ----------------------------------------  ----------------------------------------
                                                  INCOME        SHARES      PER SHARE       INCOME        SHARES      PER SHARE
                                               ------------  ------------  ------------  ------------  ------------  ------------
                                                                   (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock .......  $    242,961       161,704  $       1.50  $    143,229       147,814  $       0.97
                                                                           ============                              ============

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other ...................            --         1,356                          --         1,084
  Series C Preferred Stock ..................            --            --                       1,661         3,167
                                               ------------  ------------                ------------  ------------

DILUTED:
  Income attributable to common stock,
   including assumed conversions ............  $    242,961       163,060  $       1.49  $    144,890       152,065  $       0.95
                                               ============  ============  ============  ============  ============  ============


                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------------------------------------------------------
                                                                 2003                                      2002
                                               ----------------------------------------  ----------------------------------------
                                                  INCOME        SHARES       PER SHARE      INCOME        SHARES      PER SHARE
                                               ------------  ------------  ------------  ------------  ------------  ------------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock .......  $    580,470       160,486  $       3.62  $    218,993       145,997  $       1.50
                                                                           ============                              ============

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other ...................            --         1,341                          --         1,329
  Series C Preferred Stock ..................            --            --                       5,149         4,852
                                               ------------  ------------                ------------  ------------

DILUTED:
  Income attributable to common stock,
   including assumed conversions ............  $    580,470       161,827  $       3.59  $    224,142       152,178  $       1.47
                                               ============  ============  ============  ============  ============  ============

7.   STOCK-BASED COMPENSATION

     On June 30, 2003, the Company had several stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on income attributable to common stock and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation for the Company's option and performance plans.

                                                            FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
                                                              (In thousands, except for per common share amounts)

Income attributable to common stock, as reported .......  $    242,961   $    143,229   $    580,470   $    218,993

Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects .........................................            34             --            391            476

Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects ...        (6,364)        (5,252)       (10,866)       (10,072)
                                                          ------------   ------------   ------------   ------------

Pro forma income attributable to common stock ..........  $    236,631   $    137,977   $    569,995   $    209,397
                                                          ============   ============   ============   ============

Net Income per Common Share:
   Basic:
     As reported .......................................  $       1.50   $       0.97   $       3.62   $       1.50
     Pro forma .........................................          1.46           0.93           3.55           1.43
   Diluted:
     As reported .......................................          1.49           0.95           3.59           1.47
     Pro forma .........................................          1.44           0.91           3.49           1.40

     The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

     During the second quarter of 2003, the Company issued a total of 901,105 stock appreciation rights (SARs) to non-executive employees in lieu of stock options. The Company issued 60,500 shares of restricted common stock to executives in May of 2003. The SARs will be settled in cash upon exercise, if the price on the date of exercise is equal to or greater than the closing price of the Company's stock on the date of grant. The vesting period is over four years and the Company will record compensation expense on the vested SARs outstanding as the price of the Company's common stock fluctuates. The related second-quarter expense was $.3 million after tax.


8.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental disclosure of cash flow information:

                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------------
                                                                                      2003                 2002
                                                                                  ------------         ------------
                                                                                           (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized)......................................     $     47,471         $     41,631
  Income taxes (net of refunds)..............................................          166,762               86,641

9.   BUSINESS SEGMENT INFORMATION

     Apache has five reportable segments which are primarily in the business of natural gas and crude oil exploration and production. The Company evaluates segment performance based on results from oil and gas sales and lease-level expenses. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:

                                    UNITED                                                                 OTHER
                                    STATES         CANADA        EGYPT        AUSTRALIA     NORTH SEA   INTERNATIONAL     TOTAL
                                 ------------   ------------  ------------  ------------  ------------  -------------  ------------
                                                                    (IN THOUSANDS)
FOR THE SIX MONTHS
ENDED JUNE 30, 2003

Oil and Gas Production
  Revenues ....................  $    994,699   $    427,940  $    320,274  $    194,952  $     77,858  $      3,769   $  2,019,492
                                 ============   ============  ============  ============  ============  ============   ============


Operating Income (1) ..........  $    570,629   $    248,346  $    190,795  $     98,060  $      3,332  $      1,158   $  1,112,320
                                 ============   ============  ============  ============  ============  ============   ============

Other Income (Expense):
   Other revenues .............                                                                                               1,473
   General and administrative..                                                                                             (58,405)
   Preferred interests of
     subsidiaries .............                                                                                              (6,692)
   Financing costs, net .......                                                                                             (54,839)
                                                                                                                       ------------
Income Before Income Taxes ....                                                                                        $    993,857
                                                                                                                       ============

Total Assets ..................  $  5,340,053   $  2,775,921  $  1,684,445  $    936,575  $    985,841  $    173,200   $ 11,896,035
                                 ============   ============  ============  ============  ============  ============   ============


FOR THE SIX MONTHS
ENDED JUNE 30, 2002

Oil and Gas Production
  Revenues ....................  $    514,825   $    256,711  $    254,203  $    152,952  $         --  $      2,962   $  1,181,653
                                 ============   ============  ============  ============  ============  ============   ============

Operating Income (Loss) (1) ...  $    172,278   $    100,579  $    139,725  $     71,000  $         --  $     (3,638)  $    479,944
                                 ============   ============  ============  ============  ============  ============

Other Income (Expense):
   Other revenues .............                                                                                               2,658
   General and administrative..                                                                                             (53,367)
   Preferred interests of
     subsidiaries .............                                                                                              (8,662)
   Financing costs, net .......                                                                                             (56,457)
                                                                                                                       ------------
Income Before Income Taxes ....                                                                                        $    364,116
                                                                                                                       ============

Total Assets ..................  $  4,100,006   $  2,318,998  $  1,632,287  $    948,496  $         --  $    166,161   $  9,165,948
                                 ============   ============  ============  ============  ============  ============   ============

(1) Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, international impairments, lease operating costs, gathering and transportation costs, and severance and other taxes.


10.  LITIGATION

     In June 2003, Apache and Cinergy Marketing and Trading, LLC (Cinergy) agreed to terminate their agreement concerning marketing of Apache's U.S. natural gas production and to dismiss the arbitration between them. The parties reached an amicable settlement, the amounts of which were immaterial to Apache's financial position and results of operations. Consequently, the Company began marketing its U.S. natural gas production previously marketed by Cinergy beginning with July 2003 production.


11.  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which resulted in an increase to net oil and gas properties of $410 million and additional liabilities related to asset retirement obligations of $369 million. These entries reflect the asset retirement obligation of Apache had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash cumulative-effect increase to earnings of $27 million ($41 million pretax). Prior to adoption of SFAS No. 143, abandonment obligations were accrued over the productive lives of the assets through depreciation, depletion and amortization of oil and gas properties without recording a separate liability for such amounts.

     The following table describes all changes to the Company's asset retirement obligation liability since adoption (in thousands):

           Asset retirement obligation upon adoption on January 1, 2003 .......   $ 368,537
           Liabilities incurred ...............................................     331,692
           Liabilities settled ................................................      (4,583)
           Accretion expense ..................................................      15,758
                                                                                  ---------
           Asset retirement obligation at June 30, 2003 .......................   $ 711,404
                                                                                  =========

     Liabilities incurred during the period primarily relate to obligations assumed in connection with the Gulf of Mexico and North Sea properties acquired from BP. Liabilities settled during the period relate to individual properties plugged and abandoned or sold during the period. The pro forma asset retirement obligation would have been approximately $334 million at January 1, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. For the three and six month periods ended June 30, 2002, the pro forma effect on Income Attributable to Common Stock and Net Income per Common Share would not have been materially different than reported amounts had SFAS No. 143 been adopted by the Company on January 1, 2002.

     In January 2003, the FASB issued Interpretation No., 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable interest owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also effective for the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a company holds a variable interest that is acquired before February 1, 2003. The guidance regarding this interpretation is extremely complex and, although we do not believe we have an interest in a VIE, the Company continues to assess the impact, if any, this interpretation will have on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that the Company classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in the consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for all existing financial instruments beginning in the third quarter of 2003. Apache is continuing to assess the impact of adopting this statement, which may require a significant portion, if not all, of its Preferred Interests of Subsidiaries to be reclassified as a component of debt. In any event, the Company has in the past provided pro forma information about how viewing the Company's Preferred Interests of Subsidiaries as debt would impact its debt-as-a-percentage-of-capitalization calculation (see page 2 of Annual Report on Form 10-K for the year ended December 31, 2002). Preferred Interests related to any portion reclassified would prospectively be reflected as interest expense instead of Preferred Interests of Subsidiaries in the Consolidated Statement of Operations.

12. SUPPLEMENTAL GUARANTOR INFORMATION

     Apache Finance Pty Ltd. (Apache Finance Australia) and Apache Finance Canada are subsidiaries of Apache, that have issuances of publicly traded securities and require the following condensed consolidating financial statements be provided as an alternative to filing separate financial statements.

     Each of the companies presented in the condensed consolidating financial statements has been fully consolidated in Apache's consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache and subsidiaries and notes thereto of which this note is an integral part.

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2003



                                                                                              APACHE             APACHE
                                                         APACHE             APACHE            FINANCE            FINANCE
                                                       CORPORATION       NORTH AMERICA       AUSTRALIA            CANADA
                                                      --------------     --------------    --------------     --------------
                                                                                                          (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ...............    $      438,796     $           --    $           --     $           --
   Equity in net income (loss) of affiliates .....            76,802              7,782            10,760              6,407
   Other revenues (losses) .......................            (2,641)                --                --                 --
                                                      --------------     --------------    --------------     --------------
                                                             512,957              7,782            10,760              6,407
                                                      --------------     --------------    --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......            93,593                 --                --                 --
   Asset retirement obligation accretion .........             3,778                 --                --                 --
   Lease operating costs .........................            66,007                 --                --                 --
   Gathering and transportation costs ............             4,412                 --                --                 --
   Severance and other taxes .....................            13,042                 --                --                 11
   General and administrative ....................            25,138                 --                --                 --
   Financing costs, net ..........................            27,345                 --             4,513             10,010
                                                      --------------     --------------    --------------     --------------
                                                             233,315                 --             4,513             10,021
                                                      --------------     --------------    --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............                --                 --                --                 --
                                                      --------------     --------------    --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................           279,642              7,782             6,247             (3,614)
   Provision (benefit) for income taxes ..........            35,261                 --            (1,535)            (3,318)
                                                      --------------     --------------    --------------     --------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ...........................           244,381              7,782             7,782               (296)
   Cumulative effect of change in accounting
     principle, net of income tax ................                --                 --                --                 --
                                                      --------------     --------------    --------------     --------------

NET INCOME .......................................           244,381              7,782             7,782               (296)
   Preferred stock dividends .....................             1,420                 --                --                 --
                                                      --------------     --------------    --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............    $      242,961     $        7,782    $        7,782     $         (296)
                                                      ==============     ==============    ==============     ==============


                                                          ALL OTHER
                                                        SUBSIDIARIES
                                                          OF APACHE      RECLASSIFICATIONS
                                                         CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                        --------------   -----------------    --------------
                                                                          (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ...............      $      648,859     $      (43,325)    $    1,044,330
   Equity in net income (loss) of affiliates .....              (9,681)           (92,070)                --
   Other revenues (losses) .......................              12,667                 --             10,026
                                                        --------------     --------------     --------------
                                                               651,845           (135,395)         1,054,356
                                                        --------------     --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......             178,763                 --            272,356
   Asset retirement obligation accretion .........               6,667                 --             10,445
   Lease operating costs .........................             163,604            (43,325)           186,286
   Gathering and transportation costs ............              10,719                 --             15,131
   Severance and other taxes .....................              19,689                 --             32,742
   General and administrative ....................               5,436                 --             30,574
   Financing costs, net ..........................             (12,950)                --             28,918
                                                        --------------     --------------     --------------
                                                               371,928            (43,325)           576,452
                                                        --------------     --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............               3,330                 --              3,330
                                                        --------------     --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................             276,587            (92,070)           474,574
   Provision (benefit) for income taxes ..........             199,785                 --            230,193
                                                        --------------     --------------     --------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ...........................              76,802            (92,070)           244,381
   Cumulative effect of change in accounting
     principle, net of income tax ................                  --                 --                 --
                                                        --------------     --------------     --------------

NET INCOME .......................................              76,802            (92,070)           244,381
   Preferred stock dividends .....................                  --                 --              1,420
                                                        --------------     --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............      $       76,802     $      (92,070)    $      242,961
                                                        ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2002



                                                                                              APACHE             APACHE
                                                          APACHE            APACHE            FINANCE            FINANCE
                                                        CORPORATION      NORTH AMERICA       AUSTRALIA           CANADA
                                                      --------------     --------------    --------------     --------------
                                                                                  (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ...............    $      214,891     $           --    $           --     $           --
   Equity in net income (loss) of affiliates .....           104,111              4,582             7,560             22,665
   Other revenues (losses) .......................               (90)                --                --                 --
                                                      --------------     --------------    --------------     --------------
                                                             318,912              4,582             7,560             22,665
                                                      --------------     --------------    --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......            61,143                 --                --                 --
   International impairments .....................                --                 --                --                 --
   Lease operating costs .........................            49,359                 --                --                 --
   Gathering and transportation costs ............             5,068                 --                --                 --
   Severance and other taxes .....................             8,501                 --                --                 17
   General and administrative ....................            23,911                 --                --                 --
   Financing costs, net ..........................            20,359                 --             4,513             10,218
                                                      --------------     --------------    --------------     --------------
                                                             168,341                 --             4,513             10,235
                                                      --------------     --------------    --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............                --                 --                --                 --
                                                      --------------     --------------    --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................           150,571              4,582             3,047             12,430
   Provision (benefit) for income taxes ..........             4,261                 --            (1,535)            (4,462)
                                                      --------------     --------------    --------------     --------------

NET INCOME .......................................           146,310              4,582             4,582             16,892
   Preferred stock dividends .....................             3,081                 --                --                 --
                                                      --------------     --------------    --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............    $      143,229     $        4,582    $        4,582     $       16,892
                                                      ==============     ==============    ==============     ==============


                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                        CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                       --------------   -----------------    --------------
                                                                        (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ...............     $      484,631     $      (47,258)    $      652,264
   Equity in net income (loss) of affiliates .....             (8,751)          (130,167)                --
   Other revenues (losses) .......................              4,141                 --              4,051
                                                       --------------     --------------     --------------
                                                              480,021           (177,425)           656,315
                                                       --------------     --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......            149,647                 --            210,790
   International impairments .....................                 --                 --                 --
   Lease operating costs .........................            109,986            (47,258)           112,087
   Gathering and transportation costs ............              6,044                 --             11,112
   Severance and other taxes .....................              8,827                 --             17,345
   General and administrative ....................              4,104                 --             28,015
   Financing costs, net ..........................             (4,658)                --             30,432
                                                       --------------     --------------     --------------
                                                              273,950            (47,258)           409,781
                                                       --------------     --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............              5,129                 --              5,129
                                                       --------------     --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................            200,942           (130,167)           241,405
   Provision (benefit) for income taxes ..........             96,831                 --             95,095
                                                       --------------     --------------     --------------

NET INCOME .......................................            104,111           (130,167)           146,310
   Preferred stock dividends .....................                 --                 --              3,081
                                                       --------------     --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............     $      104,111     $     (130,167)    $      143,229
                                                       ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003



                                                                                              APACHE            APACHE
                                                         APACHE             APACHE            FINANCE           FINANCE
                                                       CORPORATION       NORTH AMERICA       AUSTRALIA           CANADA
                                                      --------------     --------------    --------------     --------------
                                                                                 (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ...............    $      814,963     $           --    $           --     $           --
   Equity in net income (loss) of affiliates .....           256,160             16,729            22,685             34,602
   Other revenues (losses) .......................            (6,257)                --                --                 --
                                                      --------------     --------------    --------------     --------------
                                                           1,064,866             16,729            22,685             34,602
                                                      --------------     --------------    --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......           161,211                 --                --                 --
   Asset retirement obligation accretion .........             6,542                 --                --                 --
   Lease operating costs .........................           124,774                 --                --                 --
   Gathering and transportation costs ............             8,897                 --                --                 --
   Severance and other taxes .....................            27,399                 --                --                 53
   General and administrative ....................            48,841                 --                --                 --
   Financing costs, net ..........................            48,444                 --             9,025             20,179
                                                      --------------     --------------    --------------     --------------
                                                             426,108                 --             9,025             20,232
                                                      --------------     --------------    --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............                --                 --                --                 --
                                                      --------------     --------------    --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................           638,758             16,729            13,660             14,370
   Provision (benefit) for income taxes ..........            75,205                 --            (3,069)            (7,430)
                                                      --------------     --------------    --------------     --------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ...........................           563,553             16,729            16,729             21,800
   Cumulative effect of change in accounting
     principle, net of income tax ................            19,757                 --                --                 --
                                                      --------------     --------------    --------------     --------------

NET INCOME .......................................           583,310             16,729            16,729             21,800
   Preferred stock dividends .....................             2,840                 --                --                 --
                                                      --------------     --------------    --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............    $      580,470     $       16,729    $       16,729     $       21,800
                                                      ==============     ==============    ==============     ==============





                                                          ALL OTHER
                                                         SUBSIDIARIES
                                                           OF APACHE      RECLASSIFICATIONS
                                                          CORPORATION       & ELIMINATIONS      CONSOLIDATED
                                                         --------------   -----------------    --------------
                                                                            (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ...............       $    1,303,126     $      (98,597)    $    2,019,492
   Equity in net income (loss) of affiliates .....              (18,758)          (311,418)                --
   Other revenues (losses) .......................                7,730                 --              1,473
                                                         --------------     --------------     --------------
                                                              1,292,098           (410,015)         2,020,965
                                                         --------------     --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......              325,494                 --            486,705
   Asset retirement obligation accretion .........                9,216                 --             15,758
   Lease operating costs .........................              294,244            (98,597)           320,421
   Gathering and transportation costs ............               18,095                 --             26,992
   Severance and other taxes .....................               29,844                 --             57,296
   General and administrative ....................                9,564                 --             58,405
   Financing costs, net ..........................              (22,809)                --             54,839
                                                         --------------     --------------     --------------
                                                                663,648            (98,597)         1,020,416
                                                         --------------     --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............                6,692                 --              6,692
                                                         --------------     --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................              621,758           (311,418)           993,857
   Provision (benefit) for income taxes ..........              372,473                 --            437,179
                                                         --------------     --------------     --------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ...........................              249,285           (311,418)           556,678
   Cumulative effect of change in accounting
     principle, net of income tax ................                6,875                 --             26,632
                                                         --------------     --------------     --------------

NET INCOME .......................................              256,160           (311,418)           583,310
   Preferred stock dividends .....................                   --                 --              2,840
                                                         --------------     --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............       $      256,160     $     (311,418)    $      580,470
                                                         ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                                                                              APACHE            APACHE
                                                         APACHE             APACHE            FINANCE           FINANCE
                                                       CORPORATION       NORTH AMERICA       AUSTRALIA           CANADA
                                                      --------------     --------------    --------------     --------------
                                                                                  (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ...............    $      376,760    $           --    $           --     $           --
   Equity in net income (loss) of affiliates .....           172,727             9,084            15,040             37,103
   Other revenues (losses) .......................                95                --                --                 --
                                                      --------------    --------------    --------------     --------------
                                                             549,582             9,084            15,040             37,103
                                                      --------------    --------------    --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......           114,847                --                --                 --
   International impairments .....................                --                --                --                 --
   Lease operating costs .........................           100,326                --                --                 --
   Gathering and transportation costs ............             8,009                --                --                 --
   Severance and other taxes .....................            15,133                --                --                 26
   General and administrative ....................            45,386                --                --                 --
   Financing costs, net ..........................            36,042                --             9,025             20,447
                                                      --------------    --------------    --------------     --------------
                                                             319,743                --             9,025             20,473
                                                      --------------    --------------    --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............                --                --                --                 --
                                                      --------------    --------------    --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................           229,839             9,084             6,015             16,630
   Provision (benefit) for income taxes ..........             2,857                --            (3,069)            (8,926)
                                                      --------------    --------------    --------------     --------------

NET INCOME .......................................           226,982             9,084             9,084             25,556
   Preferred stock dividends .....................             7,989                --                --                 --
                                                      --------------    --------------    --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............    $      218,993    $        9,084    $        9,084     $       25,556
                                                      ==============    ==============    ==============     ==============


                                                          ALL OTHER
                                                         SUBSIDIARIES
                                                           OF APACHE      RECLASSIFICATIONS
                                                          CORPORATION       & ELIMINATIONS      CONSOLIDATED
                                                         --------------   -----------------    --------------
                                                                           (IN THOUSANDS)
REVENUES:
   Oil and gas production revenues ...............      $      892,172     $      (87,279)    $    1,181,653
   Equity in net income (loss) of affiliates .....             (17,503)          (216,451)                --
   Other revenues (losses) .......................               2,563                 --              2,658
                                                        --------------     --------------     --------------
                                                               877,232           (303,730)         1,184,311
                                                        --------------     --------------     --------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization ......             306,982                 --            421,829
   International impairments .....................               4,600                 --              4,600
   Lease operating costs .........................             210,183            (87,279)           223,230
   Gathering and transportation costs ............              11,336                 --             19,345
   Severance and other taxes .....................              17,546                 --             32,705
   General and administrative ....................               7,981                 --             53,367
   Financing costs, net ..........................              (9,057)                --             56,457
                                                        --------------     --------------     --------------
                                                               549,571            (87,279)           811,533
                                                        --------------     --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............               8,662                 --              8,662
                                                        --------------     --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES ................             318,999           (216,451)           364,116
   Provision (benefit) for income taxes ..........             146,272                 --            137,134
                                                        --------------     --------------     --------------

NET INCOME .......................................             172,727           (216,451)           226,982
   Preferred stock dividends .....................                  --                 --              7,989
                                                        --------------     --------------     --------------
INCOME ATTRIBUTABLE TO COMMON STOCK ..............      $      172,727     $     (216,451)    $      218,993
                                                        ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003



                                                                                              APACHE            APACHE
                                                         APACHE             APACHE            FINANCE           FINANCE
                                                       CORPORATION       NORTH AMERICA       AUSTRALIA           CANADA
                                                      --------------     --------------    --------------     --------------
                                                                                  (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................    $     (189,177)    $           --     $      (10,411)    $      326,493
                                                      --------------     --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............          (191,034)                --                 --                 --
  Acquisitions ...................................          (527,610)                --                 --                 --
  Investment in subsidiaries, net ................           407,659             (9,025)                --                 --
  Other, net .....................................           (15,393)                --                 --                 --
                                                      --------------     --------------     --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES ............          (326,378)            (9,025)                --                 --
                                                      --------------     --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings ...........................           660,873                 --              1,386           (347,282)
  Payments on long-term debt .....................          (678,900)                --                 --                 --
  Dividends paid .................................           (34,366)                --                 --                 --
  Common stock activity ..........................           570,024              9,025              9,025             20,662
  Treasury stock activity, net ...................             3,738                 --                 --                 --
  Cost of debt and equity transactions ...........            (4,039)                --                 --                 --
                                                      --------------     --------------     --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........           517,330              9,025             10,411           (326,620)
                                                      --------------     --------------     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................             1,775                 --                 --               (127)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................               224                 --                  2                127
                                                      --------------     --------------     --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................    $        1,999     $           --     $            2     $           --
                                                      ==============     ==============     ==============     ==============


                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                        CORPORATION       & ELIMINATIONS      CONSOLIDATED
                                                       --------------   -----------------    --------------
                                                                  (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................      $    1,097,260     $           --     $    1,224,165
                                                        --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............            (580,012)                --           (771,046)
  Acquisitions ...................................            (629,524)                --         (1,157,134)
  Investment in subsidiaries, net ................             156,790           (555,424)                --
  Other, net .....................................             (16,949)                --            (32,342)
                                                        --------------     --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES ............          (1,069,695)          (555,424)        (1,960,522)
                                                        --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings ...........................              76,315            651,126          1,042,418
  Payments on long-term debt .....................            (173,405)                --           (852,305)
  Dividends paid .................................                  --                 --            (34,366)
  Common stock activity ..........................              56,990            (95,702)           570,024
  Treasury stock activity, net ...................                  --                 --              3,738
  Cost of debt and equity transactions ...........                  --                 --             (4,039)
                                                        --------------     --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........             (40,100)           555,424            725,470
                                                        --------------     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................             (12,535)                --            (10,887)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................              51,533                 --             51,886
                                                        --------------     --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................      $       38,998     $           --     $       40,999
                                                        ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                                                                              APACHE            APACHE
                                                         APACHE             APACHE            FINANCE           FINANCE
                                                       CORPORATION       NORTH AMERICA       AUSTRALIA           CANADA
                                                      --------------     --------------    --------------     --------------
                                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................    $      300,039     $           --     $       (9,025)    $       (3,682)
                                                      --------------     --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............          (119,011)                --                 --                 --
  Proceeds from sales of oil and gas properties ..                --                 --                 --                 --
  Proceeds from sale of U.S. Government
     Agency Notes ................................                --                 --                 --                 --
  Investment in subsidiaries, net ................          (218,462)            (9,025)                --                 --
  Other, net .....................................            (6,065)                --                 --                 --
                                                      --------------     --------------     --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES ............          (343,538)            (9,025)                --                 --
                                                      --------------     --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity ........................         1,048,884                 --                 --              3,682
  Payments on long-term debt .....................          (982,731)                --                 --                 --
  Dividends paid .................................           (37,257)                --                 --                 --
  Common stock activity ..........................            15,542              9,025              9,025                 --
  Treasury stock activity, net ...................             1,715                 --                 --                 --
  Cost of debt and equity transactions ...........            (6,487)                --                 --                 --
                                                      --------------     --------------     --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........            39,666              9,025              9,025              3,682
                                                      --------------     --------------     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................            (3,833)                --                 --                 --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................             6,383                 --                  2                 --
                                                      --------------     --------------     --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................    $        2,550     $           --     $            2     $           --
                                                      ==============     ==============     ==============     ==============



                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                        CORPORATION       & ELIMINATIONS      CONSOLIDATED
                                                       --------------   -----------------    --------------
                                                                         (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................      $      336,753     $           --     $      624,085
                                                        --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ............            (345,217)                --           (464,228)
  Proceeds from sales of oil and gas properties ..                  --                 --                 --
  Proceeds from sale of U.S. Government
     Agency Notes ................................              17,006                 --             17,006
  Investment in subsidiaries, net ................            (138,451)           365,938                 --
  Other, net .....................................              (8,846)                --            (14,911)
                                                        --------------     --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES ............            (475,508)           365,938           (462,133)
                                                        --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt activity ........................             344,682           (291,389)         1,105,859
  Payments on long-term debt .....................            (162,239)                --         (1,144,970)
  Dividends paid .................................                  --                 --            (37,257)
  Common stock activity ..........................              56,499            (74,549)            15,542
  Treasury stock activity, net ...................                  --                 --              1,715
  Cost of debt and equity transactions ...........                  --                 --             (6,487)
                                                        --------------     --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........             238,942           (365,938)           (65,598)
                                                        --------------     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................             100,187                 --             96,354

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................              29,240                 --             35,625
                                                        --------------     --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................      $      129,427     $           --     $      131,979
                                                        ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2003



                                                                                              APACHE            APACHE
                                                         APACHE             APACHE            FINANCE           FINANCE
                                                       CORPORATION       NORTH AMERICA       AUSTRALIA           CANADA
                                                      --------------     --------------    --------------     --------------
                                                                                 (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................    $        1,999    $           --     $            2     $           --
  Receivables, net of allowance ..................           257,011                --                 --                 --
  Inventories ....................................            13,970                --                 --                 --
  Drilling advances and others ...................            34,672                --                 --                 --
                                                      --------------    --------------     --------------     --------------
                                                             307,652                --                  2                 --
                                                      --------------    --------------     --------------     --------------

PROPERTY AND EQUIPMENT, NET ......................         4,267,550                --                 --                 --
                                                      --------------    --------------     --------------     --------------

OTHER ASSETS:
  Intercompany receivable, net ...................           526,127                --             (2,048)           (93,431)
  Goodwill, net ..................................                --                --                 --                 --
  Equity in affiliates ...........................         3,921,624           167,952            425,152          1,009,730
  Deferred charges and other .....................            34,611                --                 --              4,740
                                                      --------------    --------------     --------------     --------------
                                                      $    9,057,564    $      167,952     $      423,106     $      921,039
                                                      ==============    ==============     ==============     ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................    $      165,426    $           --     $           --     $           --
  Other accrued expenses .........................           249,165                --             (1,864)             1,062
                                                      --------------    --------------     --------------     --------------
                                                             414,591                --             (1,864)             1,062
                                                      --------------    --------------     --------------     --------------
LONG-TERM DEBT ...................................         1,377,308                --            268,889            646,713
                                                      --------------    --------------     --------------     --------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes ...................................           743,104                --            (11,871)            (1,276)
  Advances from gas purchasers ...................           117,365                --                 --                 --
  Asset retirement obligation ....................           266,826                --                 --                 --
  Oil and gas derivative instruments .............            26,274                --                 --                 --
  Other ..........................................           112,572                --                 --                 --
                                                      --------------    --------------     --------------     --------------
                                                           1,266,141                --            (11,871)            (1,276)
                                                      --------------    --------------     --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............                --                --                 --                 --
                                                      --------------    --------------     --------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .............................         5,999,524           167,952            167,952            274,540
                                                      --------------    --------------     --------------     --------------
                                                      $    9,057,564    $      167,952     $      423,106     $      921,039
                                                      ==============    ==============     ==============     ==============


                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                        CORPORATION       & ELIMINATIONS      CONSOLIDATED
                                                       --------------   -----------------    --------------
                                                                        (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................     $       38,998     $           --     $       40,999
  Receivables, net of allowance ..................            441,104                 --            698,115
  Inventories ....................................            104,302                 --            118,272
  Drilling advances and others ...................             60,400                 --             95,072
                                                       --------------     --------------     --------------
                                                              644,804                 --            952,458
                                                       --------------     --------------     --------------

PROPERTY AND EQUIPMENT, NET ......................          6,437,946                 --         10,705,496
                                                       --------------     --------------     --------------

OTHER ASSETS:
  Intercompany receivable, net ...................           (430,648)                --                 --
  Goodwill, net ..................................            189,252                 --            189,252
  Equity in affiliates ...........................           (992,390)        (4,532,068)                --
  Deferred charges and other .....................              9,478                 --             48,829
                                                       --------------     --------------     --------------
                                                       $    5,858,442     $   (4,532,068)    $   11,896,035
                                                       ==============     ==============     ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................     $      105,790     $           --     $      271,216
  Other accrued expenses .........................            223,290                 --            471,653
                                                       --------------     --------------     --------------
                                                              329,080                 --            742,869
                                                       --------------     --------------     --------------
LONG-TERM DEBT ...................................             56,592                 --          2,349,502
                                                       --------------     --------------     --------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes ...................................            640,224                 --          1,370,181
  Advances from gas purchasers ...................                 --                 --            117,365
  Asset retirement obligation ....................            444,578                 --            711,404
  Oil and gas derivative instruments .............                 --                 --             26,274
  Other ..........................................             28,729                 --            141,301
                                                       --------------     --------------     --------------
                                                            1,113,531                 --          2,366,525
                                                       --------------     --------------     --------------

PREFERRED INTERESTS OF SUBSIDIARIES ..............            437,615                 --            437,615
                                                       --------------     --------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .............................          3,921,624         (4,532,068)         5,999,524
                                                       --------------     --------------     --------------
                                                       $    5,858,442     $   (4,532,068)    $   11,896,035
                                                       ==============     ==============     ==============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002



                                                                                              APACHE            APACHE
                                                         APACHE             APACHE            FINANCE           FINANCE
                                                       CORPORATION       NORTH AMERICA       AUSTRALIA           CANADA
                                                      --------------     --------------    --------------     --------------
                                                                                  (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................    $          224    $           --     $            2     $          127
  Receivables, net of allowance ..................           121,410                --                 --                 --
  Inventories ....................................            15,509                --                 --                 --
  Drilling advances and others ...................            19,468                --                 --                 --
                                                      --------------    --------------     --------------     --------------
                                                             156,611                --                  2                127
                                                      --------------    --------------     --------------     --------------

PROPERTY AND EQUIPMENT, NET ......................         3,403,716                --                 --                 --
                                                      --------------    --------------     --------------     --------------

OTHER ASSETS:
  Intercompany receivable, net ...................         1,146,086                --               (662)          (253,851)
  Goodwill, net ..................................                --                --                 --                 --
  Equity in affiliates ...........................         2,994,954           142,422            402,596            958,382
  Deferred charges and other .....................            31,804                --                 --              2,472
                                                      --------------    --------------     --------------     --------------
                                                      $    7,733,171    $      142,422     $      401,936     $      707,130
                                                      ==============    ==============     ==============     ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................    $      124,152    $           --     $           --     $           --
  Other accrued expenses .........................           134,191                --              2,229              1,263
                                                      --------------    --------------     --------------     --------------
                                                             258,343                --              2,229              1,263
                                                      --------------    --------------     --------------     --------------

LONG-TERM DEBT ...................................         1,550,645                --            268,795            297,019
                                                      --------------    --------------     --------------     --------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes ...................................           736,661                --            (11,510)            (1,205)
  Advances from gas purchasers ...................           125,453                --                 --                 --
  Oil and gas derivative instruments .............             3,507                --                 --                 --
  Other ..........................................           134,282                --                 --                 --
                                                      --------------    --------------     --------------     --------------
                                                             999,903                --            (11,510)            (1,205)
                                                      --------------    --------------     --------------     --------------
PREFERRED INTERESTS OF SUBSIDIARIES ..............                --                --                 --                 --
                                                      --------------    --------------     --------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .............................         4,924,280           142,422            142,422            410,053
                                                      --------------    --------------     --------------     --------------
                                                      $    7,733,171    $      142,422     $      401,936     $      707,130
                                                      ==============    ==============     ==============     ==============





                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                        CORPORATION       & ELIMINATIONS      CONSOLIDATED
                                                       --------------   -----------------    --------------
                                                                          (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................     $       51,533     $           --     $       51,886
  Receivables, net of allowance ..................            406,277                 --            527,687
  Inventories ....................................             93,695                 --            109,204
  Drilling advances and others ...................             58,536                 --             78,004
                                                       --------------     --------------     --------------
                                                              610,041                 --            766,781
                                                       --------------     --------------     --------------

PROPERTY AND EQUIPMENT, NET ......................          5,061,869                 --          8,465,585
                                                       --------------     --------------     --------------

OTHER ASSETS:
  Intercompany receivable, net ...................           (891,573)                --                 --
  Goodwill, net ..................................            189,252                 --            189,252
  Equity in affiliates ...........................           (808,503)        (3,689,851)                --
  Deferred charges and other .....................              3,957                 --             38,233
                                                       --------------     --------------     --------------
                                                       $    4,165,043     $   (3,689,851)    $    9,459,851
                                                       ==============     ==============     ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................     $       90,136     $           --     $      214,288
  Other accrued expenses .........................            180,264                 --            317,947
                                                       --------------     --------------     --------------
                                                              270,400                 --            532,235
                                                       --------------     --------------     --------------

LONG-TERM DEBT ...................................             42,356                 --          2,158,815
                                                       --------------     --------------     --------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes ...................................            396,663                 --          1,120,609
  Advances from gas purchasers ...................                 --                 --            125,453
  Oil and gas derivative instruments .............                 --                 --              3,507
  Other ..........................................             24,044                 --            158,326
                                                       --------------     --------------     --------------
                                                              420,707                 --          1,407,895
                                                       --------------     --------------     --------------
PREFERRED INTERESTS OF SUBSIDIARIES ..............            436,626                 --            436,626
                                                       --------------     --------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .............................          2,994,954         (3,689,851)         4,924,280
                                                       --------------     --------------     --------------
                                                       $    4,165,043     $   (3,689,851)    $    9,459,851
                                                       ==============     ==============     ==============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache reported earnings totaling $580 million for the first half of 2003, establishing a new record for a six-month period and representing a 165 percent increase over the prior-year period. Cash provided by operating activities totaled $1.2 billion and nearly doubled the comparable 2002 period, establishing a six-month period record. Results for the second quarter of 2003, while down from our record first quarter, were nonetheless strong.

     Several milestones were achieved during the second quarter, as we assimilated the assets acquired from BP p.l.c. (BP) into our operations:

     o Apache achieved record production of approximately 429,000 barrels of oil equivalent (boe) per day, an increase of 26 percent from the prior-year period. Oil production increased 40 percent to 211,701 barrels per day, while daily gas production rose 15 percent to 1.25 billion cubic feet (Bcf).

     o Second-quarter oil and gas production revenues crossed the billion dollar threshold, another quarterly-first for Apache.

     o Fifty-four percent of our equivalent production came from outside the U.S., as we commenced operations in the U.K. North Sea, continuing the multi-year trend to establish a diversified base of production and reserves.

     o Single-day gross oil production records were set in Egypt and from the Legendre field offshore Western Australia.

     We had numerous drilling successes during the quarter, the most significant of which was the Legendre North 4H, which flowed up to 25,000 gross barrels per day and helped establish the daily production record in Australia mentioned above. We also announced several significant discoveries in July which are discussed below.

     During the quarter, the Company issued $350 million of 12-year unsecured notes at a 4.375-percent coupon rate; and filed a shelf registration with the Securities and Exchange Commission that, when effective, will allow Apache to sell up to $1.5 billion in stock and debt securities. Proceeds from the 12-year unsecured notes were used to reduce bank debt and outstanding commercial paper, and for general corporate purposes.

     We had a very active first-half, and at mid-year we are encouraged by the outlook for the remainder of 2003. Current NYMEX futures markets show oil and natural gas prices remaining above historical trends for the balance of the year, at a time in which Apache is establishing new production records. While we are very pleased with our first-half results, our July 2003 acquisition and several other important events (discussed below) are not reflected in our reported results. Based on the expected impact of these events and our existing production profile, we believe we are well positioned for the second half of 2003.

     Below are several important events that will play a pivotal role in defining not only the second half of the year but Apache's future for years to come:

     o Consistent with our policy of continued expansion through selective acquisitions, Apache consummated an agreement effective July 1, 2003 with Shell Exploration and Production Company (Shell) to acquire interests in 26 oil and gas fields on the outer Continental Shelf of the Gulf of Mexico and two onshore gas plants for $200 million. Prior to the transaction, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Shell $300 million to acquire an overriding royalty interest in a portion of the reserves to be produced over the next four years. Shell's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP). Under the terms of the VPP, Morgan Stanley is to receive a fixed volume of oil and gas production over the four-year term. The VPP reserves and production will not be recorded by Apache. In addition, a $60 million liability for the future cost to produce and deliver volumes subject to the VPP will be recorded by the Company because the overriding royalties are not burdened by production costs. This liability will be amortized as the volumes are produced and delivered to Morgan Stanley. Subject to preferential rights, this acquisition will add approximately 124.6 Bcf of natural gas and 6.6 million barrels of oil to Apache's reserves. We estimate it will add an average of 70 million cubic feet (MMcf) of natural gas and 4,600 barrels of oil to our daily production in the second half of 2003.

     o Apache also began to market its U.S. natural gas effective with July 2003 production. With our North American daily natural gas production exceeding one Bcf, we felt it was prudent to bring this responsibility back in-house.

     o Production was initiated on the Zhao Dong block in the Bohai Bay, offshore China in mid-July. Gross production is projected to peak at 22,000 barrels a day during the first quarter of 2004.

     o In July 2003, we announced two important exploration wells in Egypt, the Qasr-1X on the Khalda Concession and the Alexandrite-1X on the Matruh Concession. The Qasr-1X well tested at a combined rate of 51.8 MMcf of natural gas and 2,688 barrels of condensate per day from two zones. One interval on the Alexandrite-1X tested at a combined rate of 20 MMcf and 1,683 barrels of condensate per day.

     o In July 2003, we announced that our Ravensworth-1 well discovered oil in the Exmouth Sub-Basin offshore Western Australia. This well creates a new play for Apache in an oil-prone area south of existing operations in the Carnarvon Basin and adds a new dimension to our exploration program offshore Western Australia.

RESULTS OF OPERATIONS

Revenues

     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                                FOR THE QUARTER ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                          ----------------------------------------    ----------------------------------------
                                                                        INCREASE                                    INCREASE
                                              2003          2002       (DECREASE)         2003          2002       (DECREASE)
                                          ------------  ------------  ------------    ------------  ------------  ------------

Revenues (in thousands):
   Natural gas .........................  $    523,478  $    298,156            76%   $  1,043,838  $    524,138            99%
   Oil .................................       504,468       342,143            47%        942,811       636,280            48%
   Natural gas liquids .................        16,384        11,965            37%         32,843        21,235            55%
                                          ------------  ------------                  ------------  ------------

       Total ...........................  $  1,044,330  $    652,264            60%   $  2,019,492  $  1,181,653            71%
                                          ============  ============                  ============  ============

Natural Gas Volume - Mcf per day:
   United States .......................       702,109       514,740            36%        627,858       527,516            19%
   Canada ..............................       317,079       321,641            (1%)       313,164       318,169            (2%)
   Egypt ...............................       113,169       118,101            (4%)       118,415       117,815             1%
   Australia ...........................       106,698       126,670           (16%)       103,941       123,675           (16%)
   North Sea ...........................         2,103            --            --           1,057            --            --
   Argentina ...........................         7,741         8,607           (10%)         7,267         6,244            16%
                                          ------------  ------------                  ------------  ------------

       Total ...........................     1,248,899     1,089,759            15%      1,171,702     1,093,419             7%
                                          ============  ============                  ============  ============

Average Natural Gas price - Per Mcf:
   United States .......................  $       5.19  $       3.35            55%   $       5.64  $       2.84            99%
   Canada ..............................          4.81          2.97            62%           5.08          2.65            92%
   Egypt ...............................          3.77          3.63             4%           4.15          3.34            24%
   Australia ...........................          1.40          1.31             7%           1.35          1.27             6%
   North Sea ...........................          2.08            --            --            2.08            --            --
   Argentina ...........................           .50           .38            32%            .46           .46            --
       Total ...........................          4.61          3.01            53%           4.92          2.65            86%

Oil Volume - Barrels per day:
   United States .......................        72,477        54,462            33%         64,947        55,142            18%
   Canada ..............................        24,890        24,965            --          24,813        25,150            (1%)
   Egypt ...............................        47,687        43,945             9%         46,704        44,161             6%
   Australia ...........................        32,673        27,515            19%         31,562        30,213             4%
   North Sea ...........................        33,387            --            --          16,786            --            --
   Argentina ...........................           587           593            (1%)           592           631            (6%)
                                          ------------  ------------                  ------------  ------------

       Total ...........................       211,701       151,480            40%        185,404       155,297            19%
                                          ============  ============                  ============  ============

Average Oil price - Per barrel:
   United States .......................  $      26.90  $      25.55             5%   $      27.81  $      23.04            21%
   Canada ..............................         27.80         23.50            18%          29.92         21.18            41%
   Egypt ...............................         24.45         24.36            --           27.37         22.89            20%
   Australia ...........................         26.61         25.34             5%          29.67         22.77            30%
   North Sea ...........................         25.50            --            --           25.50            --            --
   Argentina ...........................         27.02         22.87            18%          29.49         21.39            38%
       Total ...........................         26.19         24.82             6%          28.09         22.64            24%

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
     United States .....................         7,448         6,869             8%          6,769         6,882            (2%)
     Canada ............................         1,894         1,614            17%          1,652         1,487            11%
                                          ------------  ------------                  ------------  ------------

       Total ...........................         9,342         8,483            10%          8,421         8,369             1%
                                          ============  ============                  ============  ============

Average NGL Price - Per barrel:
     United States .....................  $      20.24  $      16.31            24%   $      22.07  $      14.55            52%
     Canada ............................         15.46         12.05            28%          19.39         11.55            68%
       Total ...........................         19.27         15.50            24%          21.55         14.02            54%

Natural Gas Revenues

     The Company's second-quarter 2003 natural gas production increased 159 million cubic feet per day (MMcf/d), compared to the same period last year, which increased natural gas revenues by $67 million. Production in the U.S. climbed 187 MMcf/d, concentrated in the Gulf Coast region. Production in the Gulf Coast region includes production from the Gulf of Mexico properties acquired from BP in the first quarter of 2003 and production from the South Louisiana properties acquired in the fourth quarter of 2002. These increases offset natural declines in mature fields and production declines associated with well performance and facility downtime. A successful workover and recompletion program, particularly offshore, helped to stem the natural declines in the U.S. In Australia, a gas contract expired in October 2002, resulting in a net decrease in production of 20 MMcf/d compared to the second quarter of 2002. Higher natural gas prices contributed $159 million to second-quarter worldwide natural gas revenues.

     Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices, including fixed-price physical contracts and derivatives. Approximately eight percent of our second quarter 2003 U.S. natural gas production was subject to long-term fixed-price physical contracts, down from 11 percent in the second quarter of 2002. We continue to amortize the unrealized gains and losses of derivative positions closed in October and November 2001, which were negligible in the second quarter of 2003. The following table shows the impact on average prices of each of these items:

                               FOR THE QUARTER ENDED          FOR THE SIX MONTHS ENDED
                                       JUNE 30,                       JUNE 30,
                            ----------------------------    ----------------------------
                                2003            2002            2003           2002
                            ------------    ------------    ------------    ------------
                                                     (Per Mcf)

Fixed-price physical ....   $       (.09)   $       (.01)   $       (.05)   $        .01
Derivatives .............           (.02)             --            (.09)             --
Amortization ............           (.01)            .04            (.01)            .05

     Year-to-date natural gas production increased seven percent compared to the same period last year, increasing our natural gas revenues by $70 million. Production rates in the U.S. were higher and production rates in Australia were lower as discussed above. Canada saw a marginal decline in production, while Egypt's production was flat. Natural gas prices increased 86 percent increasing natural gas revenues by $450 million.

     Approximately 10 percent of our first six month 2003 domestic natural gas production was subject to long-term fixed-price physical contracts, down from 11 percent in the 2002 period.

Crude Oil Revenues

     The Company's second-quarter 2003 oil production increased 60,221 barrels per day (b/d), increasing second-quarter crude oil revenues by $144 million. Production growth was concentrated in the Gulf Coast region and the North Sea, which benefited by the acquisitions discussed above. Australia and Egypt also contributed to the production growth as new production from drilling and workovers offset natural declines. A six percent increase in oil price contributed $19 million to crude oil revenues.

     Apache also manages its exposure to fluctuations in crude oil prices using derivatives. We continue to amortize the unrealized gains and losses over the original production life of derivative positions closed in October and November 2001. The following table shows the impact on prices of each of these items:

                               FOR THE QUARTER ENDED         FOR THE SIX MONTHS ENDED
                                       JUNE 30,                      JUNE 30,
                            ----------------------------   ----------------------------
                                2003            2002           2003            2002
                            ------------    ------------   ------------    ------------
                                                     (Per bbl)

Derivatives .............   $       (.54)   $         --   $      (1.00)   $         --
Amortization ............            .02             .08            .03             .08

     Year-to-date oil production increased 19 percent for the reasons discussed above, contributing $153 million to oil sales. Realized oil prices rose 24 percent, increasing oil sales by $153 million.

Operating Expenses

     The table below presents a detail of our expenses:

                                                                 FOR THE QUARTER                 FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                    ENDED JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              2003             2002             2003             2002
                                                          ------------     ------------     ------------     ------------
                                                                                   (In millions)
Depreciation, depletion and amortization (DD&A):
  Oil and gas property and equipment ................     $        255     $        196     $        453     $        393
  Other assets ......................................               17               15               34               29
Asset retirement obligation accretion ...............               10               --               16               --
International impairments ...........................               --               --               --                5
Lease operating costs (LOE) .........................              186              112              320              223
Gathering and transportation costs ..................               15               11               27               19
Severance and other taxes ...........................               33               17               57               33
General and administrative expense (G&A) ............               31               28               58               53
Financing costs, net ................................               29               31               55               57
                                                          ------------     ------------     ------------     ------------

       Total ........................................     $        576     $        410     $      1,020     $        812
                                                          ============     ============     ============     ============

Depreciation, Depletion and Amortization

     Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future development and abandonment costs. On an equivalent barrel basis, full-cost DD&A expense increased $.23 from $6.30 per boe in the second quarter of 2002 to $6.53 per boe in 2003. The increase in the worldwide rate was driven by rate increases in Egypt and Australia, and the addition of the North Sea properties. Egypt's rate was impacted by volume variances related to the dynamics of the Production Sharing Agreement and increases in estimated future development cost. In Australia, costs incurred for several long-lead development projects coupled with recent reserve additions at higher than historical costs caused the rate increase. The North Sea properties carry a higher DD&A rate than our historical worldwide rate.

Lease Operating Costs

     LOE increased $74 million compared to last year's second quarter. Eighty percent of the increase ($59 million) in absolute costs was related to the acquisition of Gulf of Mexico and North Sea properties from BP and of South Louisiana properties in the fourth quarter of 2003. Canada saw an increase of $13 million primarily related to acquisitions completed in the second half of 2002, higher electricity rates, and the impact of a weaker U.S. dollar. The Company also had a higher level of workover activity compared to the prior year.

     LOE increased 44 percent, or $97 million in the first half of 2003 compared to the first half of 2002. As indicated above, 63 percent of the increase in absolute costs was related to the BP and South Louisiana acquisitions. The remaining balance was primarily related to the increase in Canada and increased workover activity.

Gathering and Transportation Costs

     Gathering and transportation costs include amounts paid by Apache to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. During the second quarter of 2003, the Company incurred $4 million more costs than in the comparable 2002 quarter, $3 million of which related to the North Sea. During the first half of 2003, gathering and transportation costs were $8 million more than in the first half of 2002. The higher year-over-year costs were from the North Sea ($3 million), Canada ($4 million) and the U.S. ($1 million).

Severance and Other Taxes

     Severance and other taxes, which generally are based on a percentage of oil and gas production revenues, increased $15 million in the second quarter of 2003 compared to the same quarter last year. Severance taxes increased $7 million as a result of increased revenues. Other taxes were $8 million higher than the 2002 quarter. Six million dollars of the increase was related to the petroleum revenue tax (PRT) on the North Sea properties acquired from BP. The remaining $2 million increase was attributable to higher Saskatchewan production tax expense and foreign currency losses related to the weaker U.S. dollar.

     Severance and other taxes were $25 million higher in the first half of 2003 than in the first half of 2002. Severance tax increased $17 million as a result of higher revenues. Other taxes include an increase of $2 million in Canadian tax and $6 million in North Sea PRT tax as discussed above.

General and Administrative Expense

     Even though the Company acquired over a billion dollars in assets from BP, our second-quarter 2003 G&A costs were only $3 million higher than the year-ago quarter. The additional $3 million resulted from transition costs incurred on the Gulf of Mexico properties acquired from BP and incremental G&A related to North Sea operations. On a boe basis, our G&A costs were $.12 per boe lower than the year-ago quarter, driven by the 26 percent increase in production, discussed earlier.

     On a year-to-date basis, G&A costs were $5 million higher than the comparable period in 2002. Forty-two percent of the increase was associated with G&A costs related to the acquisitions from BP discussed above. Eighteen percent was related to the increase in the size of our gas marketing department necessary to support the decision to market our U.S. natural gas beginning in July 2003. The balance was spread among several departments, consistent with our growth.

Financing Costs, Net

     Net financing costs for the second quarter of 2003 decreased $2 million (five percent) compared to the prior-year quarter, driven by an increase in capitalized interest resulting from a higher unproved property balance. Had financing costs included preferred interests of subsidiaries, they would have decreased $3 million compared to the second quarter of 2002.

     For the first half of 2003, net financing costs decreased $2 million (three percent) compared to the same period in 2002. Higher unproved property balances drove a $3 million increase in capitalized interest which was slightly offset by an increase in gross interest of $1 million. The increase in gross interest resulted from a slightly higher average interest rate offset by lower average outstanding debt. Had financing costs included preferred interests of subsidiaries, they would have decreased $4 million when compared to the same period in 2002.

Provision for Income Taxes

     Second-quarter 2003 income tax expense increased $135 million or 142 percent over the comparable prior-year quarter. The increase is related to both a higher net income before taxes in the 2003 quarter and additional deferred tax expense recognized on certain foreign operations as a result of the weaker U.S. dollar. Our effective tax rate in the second quarter of 2003 increased to 48.51 percent from 39.39 percent in the 2002 quarter. For the first half of 2003, income tax expense increased $300 million or 219 percent compared to the first half of 2002 for the reasons discussed above. Our effective tax rate was 43.99 percent for the first half of 2003 compared to 37.66 percent in 2002. The additional deferred tax expense related to changes in foreign currency exchange rates totaled $51 million for the second quarter of 2003 and $56 million for the first half of 2003.

OIL AND GAS CAPITAL EXPENDITURES

                                                                             FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                        -------------------------------
                                                                            2003               2002
                                                                        ------------       ------------
                                                                                (In thousands)
Exploration and development:
    United States ...............................................       $    198,294       $    129,594
    Canada ......................................................            300,209            123,639
    Egypt .......................................................            123,843             64,722
    Australia ...................................................             46,396             42,522
    North Sea ...................................................             12,577                 --
    Other International .........................................             15,216             11,335
                                                                        ------------       ------------

                                                                        $    696,535       $    371,812
                                                                        ============       ============

Capitalized Interest ............................................       $     23,850       $     20,464
                                                                        ============       ============

Gas gathering, transmission and processing facilities ...........       $      6,528       $     19,527
                                                                        ============       ============

Acquisitions:
    Oil and gas properties ......................................       $  1,230,814       $      4,253
    Gas gathering, transmission and processing facilities .......              5,484                 --
                                                                        ------------       ------------

                                                                        $  1,236,298       $      4,253
                                                                        ============       ============

CAPITAL RESOURCES

     Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, operating expenses, repayment of principal and interest on outstanding debt, and payment of dividends. The Company funds its exploration and development activities primarily through internally generated cash flows. Apache budgets capital expenditures based upon projected cash flows and routinely adjusts its capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company cannot accurately predict future oil and gas prices.

Net Cash Provided by Operating Activities

     Apache's net cash provided by operating activities during the first half of 2003 totaled $1.2 billion, an increase of 96 percent from $624 million in the first half of 2002. This increase generally reflects the impact of higher prices on oil and gas production revenues and higher production levels relative to the prior-year period.

LIQUIDITY

     The Company had $41 million in cash and cash equivalents on hand at June 30, 2003, down from $52 million at December 31, 2002. Apache's ratio of current assets to current liabilities at June 30, 2003 was 1.28 compared to 1.44 at December 31, 2002.

     On January 22, 2003, the Company completed a public offering of 9.9 million shares of Apache common stock, adjusted for the five percent common stock dividend, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used toward Apache's acquisition from BP of producing properties in the North Sea and the Gulf of Mexico.

     Apache believes that cash on hand, net cash generated from operations, short-term investments, and unused committed borrowing capacity under its $1.5 billion global credit facility will be adequate to satisfy future financial obligations and liquidity needs. The $750 million 364-day U.S. credit facility, which was scheduled to mature on June 1, 2003, was extended on the same terms for an additional one-year period and is currently scheduled to mature on May 28, 2004. As of June 30, 2003, Apache's available borrowing capacity under its global credit facility was $1.4 billion.

     Occasionally, the Company accesses capital markets to fund acquisitions, repay debt, and enhance liquidity. On May 15, 2003, Apache Finance Canada Corporation (Apache Finance Canada) issued $350 million of 4.375 percent, 12-year, senior unsecured notes in a private placement. The notes are irrevocably and unconditionally guaranteed by Apache. Interest is payable semi-annually on May 15 and November 15 of each year commencing on November 15, 2003. The notes were sold pursuant to Rule 144A and Regulation S, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended. If changes in relevant tax laws occur that would require Apache Finance Canada to pay additional amounts under the terms of the indenture, Apache Finance Canada has the right to redeem the notes prior to maturity. In addition, the notes are redeemable, as a whole or in part, at Apache Finance Canada's option, subject to a make-whole premium. The proceeds were used to reduce bank debt and outstanding commercial paper and for general corporate purposes.


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

Exploiting Existing Asset Base

     We seek to maximize the value of our existing asset base by increasing production and reserves while reducing operating costs per unit. In order to achieve these objectives, we actively pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions and discoveries over the last few years, including the properties recently acquired from BP and Shell, we have an abundant inventory of exploitation opportunities.

Acquiring Properties to Which We Can Add Value

     We seek to purchase reserves at appropriate prices by generally avoiding auction processes, where we are competing against other buyers. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction.

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

     Apache sells all of its Egyptian crude oil and natural gas production to the Egyptian General Petroleum Corporation (EGPC) for U.S. dollars. Weak economic conditions in Egypt continue to impact the timeliness of receipts from EGPC; however, the situation has not deteriorated since year-end and Apache continues to receive payments.

     U.S. and Canadian energy markets continue to evolve into a single energy market. In light of this ongoing transformation, we adopted the U.S. dollar as our functional currency in Canada, effective October 1, 2002. The U.S. dollar is now the functional currency for all of our foreign operations.

     The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference. Information about market risks for the quarter ended June 30, 2003 does not differ materially from the disclosure in our 2002 Form 10-K, except as noted below.

     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 93 percent of the Company's debt. At June 30, 2003, total debt included $158 million of floating-rate debt. As a result, Apache's annual interest costs in 2003 will fluctuate based on short-term interest rates on approximately seven percent of its total debt outstanding at June 30, 2003. Additionally, our preferred interests of subsidiaries of $438 million is subject to fluctuations in short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating interest rate, including our preferred interests of subsidiaries, would be approximately $1.5 million.

     On June 30, 2003, the Company had open natural gas derivative positions with a fair value of $(65.5) million. A 10 percent increase in natural gas prices would change the fair value by $(57.8) million. A 10 percent decrease in prices would change the fair value by $56.9 million. The Company also had open oil price swap positions with a fair value of $(22.7) million. A 10 percent increase in oil prices would change the fair value by $(32.8) million. A 10 percent decrease in oil prices would change the fair value by $32.8 million. Notional volumes associated with the Company's derivative contracts are shown in
Note 2 to the Company's consolidated financial statements.


ITEM 4 - CONTROLS AND PROCEDURES

     G. Steven Farris, the Company's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures within the last 90 days preceding the date of this report. Based on that review and as of the date of that evaluation, the Company's disclosure controls were found to be adequate, providing effective means to insure that we timely and accurately disclose the information we are required to disclose under applicable laws and regulations. Also, we made no significant changes in internal controls or any other factors that could affect our internal controls since our most recent internal controls evaluation.


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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The information set forth in Note 11 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2002 (filed with the Securities and Exchange Commission on March 25, 2003) is incorporated herein by reference.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 1, 2003. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

           Out of a total of 153,867,875 shares of the Company's common stock outstanding and entitled to vote, 138,682,470 shares were present at the meeting in person or by proxy, representing 90.1 percent. Matters voted upon at the meeting were as follows:

               Election of five directors to serve on the Company's board of directors. Mr. Bohen, Mr. Lawrence, Mr. Patton, Mr. Pitman, and Mr. Precourt were elected to serve until the annual meeting in 2006. The vote tabulation with respect to each nominee was as follows:

                                                                AUTHORITY
        NOMINEE                           FOR                    WITHHELD
-------------------------            ---------------           -------------

Frederick M. Bohen                     136,238,719                2,443,751
George D. Lawrence                      97,155,702               41,526,768
Rodman D. Patton                       132,231,888                6,450,582
Charles J. Pitman                      136,261,535                2,420,935
Jay A. Precourt                        136,223,297                2,759,173


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1  -  Apache Corporation Non-Employee Directors'
                           Compensation Plan, as amended and restated May 1, 2003, effective July 1, 2003.

                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

                  31.1  -  Certification of Chief Executive Officer.

                  31.2  -  Certification of Chief Financial Officer.

                  32.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.

         (b)      Reports filed on Form 8-K

                  The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended June 30, 2003:

                  Item 2 - Acquisition or Disposition of Assets - dated March 18, 2003, filed April 17, 2003

                  On March 18, 2003 and April 2, 2003, Apache announced the closings of acquisitions from subsidiaries of BP p.l.c. of interests in 61 producing fields, including 113 blocks located in the Gulf of Mexico and two producing fields in the North Sea. Upon closing, Apache paid a purchase price, adjusted for normal closing and working capital adjustments and preferential purchase rights, of $509 million for the Gulf of Mexico properties and $630 million for the North Sea assets.

                  Amendment No. 1 on Form 8-K/A to Form 8-K dated March 18, 2003

                  On June 16, 2003, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, Apache filed the required financial statement and pro forma financial information in connection with Apache's acquisition of interests in producing fields located in the Gulf of Mexico and in the North Sea.

                  Item 5 - Other Events - dated May 15, 2003, filed May 16, 2003

                  Apache announced the closing of a private offering of $350 million principal amount of 4.375% Notes due 2015, to be issued by Apache Finance Canada Corporation, an Apache subsidiary. The notes will be irrevocably and unconditionally guaranteed by Apache and will be sold under Rule 144A and offshore under Regulation S.

                  Item 5 - Other Events - dated June 24, 2003, filed July 14,
                  2003

                  On June 24, 2003, Apache announced (i) that it will begin directly marketing its U.S. natural gas production, beginning with July 2003 production and (ii) the termination of marketing arrangements with Cinergy Marketing and Trading, LLC and dismissal of arbitration pending between Apache and Cinergy. On July 3, 2003, Apache announced that it had acquired producing properties located in the Gulf of Mexico from Shell Exploration and Production Company for $200 million, subject to normal post-closing adjustments, including the exercise of preferential purchase rights. The properties were subject to a volumetric production payment, which was sold by Shell to Morgan Stanley Capital Group, Inc. for $300 million.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APACHE CORPORATION



Dated: August 13, 2003                   /s/ Roger B. Plank
                                         --------------------------------------
                                         Roger B. Plank
                                         Executive Vice President and
                                         Chief Financial Officer



Dated: August 13, 2003                   /s/ Thomas L. Mitchell
                                         --------------------------------------
                                         Thomas L. Mitchell
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                                INDEX TO EXHIBITS

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                  10.1  -  Apache Corporation Non-Employee Directors'
                           Compensation Plan, as amended and restated May 1, 2003, effective July 1, 2003.

                  12.1  -  Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.

                  31.1  -  Certification of Chief Executive Officer.

                  31.2  -  Certification of Chief Financial Officer.

                  32.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.