Form 10-Q
period 2003-09-30
APACHE CORP
filed 2003-11-14
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2003

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

                         YES   [X]            NO   [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         YES   [X]            NO   [ ]

Number of shares of Registrant's common stock, outstanding as of October 31, 2003 162,037,932

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE QUARTER                 FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          -------------------------------     ----------------------------
                                                               2003            2002               2003            2002
                                                          ------------     ------------       ------------    ------------
                                                                    (In thousands, except per common share data)
REVENUES AND OTHER:
    Oil and gas production revenues.....................  $  1,110,015     $    655,917       $  3,129,507    $  1,837,570
    Other...............................................        (5,474)         (10,728)            (4,001)         (8,070)
                                                          ------------     ------------       ------------    ------------
                                                             1,104,541          645,189          3,125,506       1,829,500
                                                          ------------     ------------       ------------    ------------
OPERATING EXPENSES:
    Depreciation, depletion and amortization............       292,885          208,788            779,590         630,617
    Asset retirement obligation accretion...............        11,342                -             27,100               -
    International impairments...........................             -                -                  -           4,600
    Lease operating costs...............................       194,574          116,314            514,995         339,544
    Gathering and transportation costs..................        16,948            9,869             43,940          29,214
    Severance and other taxes...........................        41,587           16,064             98,883          48,769
    General and administrative..........................        34,692           25,463             93,097          78,830
    Financing costs:
       Interest expense.................................        48,784           38,787            127,908         117,120
       Amortization of deferred loan costs..............           557              530              1,624           1,330
       Capitalized interest.............................       (14,222)         (10,029)           (38,072)        (30,493)
       Interest income..................................        (1,247)          (1,215)            (2,749)         (3,427)
                                                          ------------     ------------       ------------    ------------
                                                               625,900          404,571          1,646,316       1,216,104
                                                          ------------     ------------       ------------    ------------
PREFERRED INTERESTS OF SUBSIDIARIES.....................         1,976            3,922              8,668          12,584
                                                          ------------     ------------       ------------    ------------
INCOME BEFORE INCOME TAXES..............................       476,665          236,696          1,470,522         600,812
    Provision for income taxes..........................       199,704           90,168            636,883         227,302
                                                          ------------     ------------       ------------    ------------
INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE.............................................       276,961          146,528            833,639         373,510
    Cumulative effect of change in accounting principle,
       net of income tax................................             -                -             26,632               -
                                                          ------------     ------------       ------------    ------------
NET INCOME..............................................       276,961          146,528            860,271         373,510
    Preferred stock dividends...........................         1,420            1,406              4,260           9,395
                                                          ------------     ------------       ------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK.....................  $    275,541     $    145,122       $    856,011    $    364,115
                                                          ============     ============       ============    ============
BASIC NET INCOME PER COMMON SHARE:
    Before change in accounting principle...............  $       1.70     $       0.96       $       5.15    $       2.46
    Cumulative effect of change in accounting principle.             -                -               0.17               -
                                                          ------------     ------------       ------------    ------------
                                                          $       1.70     $       0.96       $       5.32    $       2.46
                                                          ============     ============       ============    ============
DILUTED NET INCOME PER COMMON SHARE:
    Before change in accounting principle...............  $       1.69     $       0.95       $       5.11    $       2.42
    Cumulative effect of change in accounting principle.             -                -               0.16               -
                                                          ------------     ------------       ------------    ------------
                                                          $       1.69     $       0.95       $       5.27    $       2.42
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                       2003               2002
                                                                                   -------------     -------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................................  $     860,271     $     373,510
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization................................        779,590           630,617
         Asset retirement obligation accretion...................................         27,100                 -
         Provision for deferred income taxes.....................................        352,479            83,271
         International impairments...............................................              -             4,600
         Cumulative effect of change in accounting principle.....................        (26,632)                -
         Other...................................................................         19,686           (11,936)
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables......................................        (75,366)          (72,939)
         (Increase) decrease in inventories......................................         (3,680)             (526)
         (Increase) decrease in drilling advances and other......................           (937)          (18,383)
         (Increase) decrease in deferred charges and other.......................        (22,046)              961
         Increase (decrease) in accounts payable.................................         61,612            61,459
         Increase (decrease) in accrued expenses.................................        142,089            (9,981)
         Increase (decrease) in advances from gas purchasers.....................        (11,667)          (10,437)
         Increase (decrease) in deferred credits and noncurrent liabilities......        (23,390)          (20,947)
                                                                                   -------------     -------------
             Net cash provided by operating activities...........................      2,079,109         1,009,269
                                                                                   -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment...........................................     (1,115,349)         (747,216)
   Acquisition of BP properties..................................................     (1,154,962)                -
   Acquisition of Shell properties...............................................       (201,813)                -
   Acquisition of Occidental properties..........................................        (22,000)          (11,000)
   Proceeds from sales of oil and gas properties.................................         16,202                 -
   Proceeds from sale of short-term investments..................................              -            17,006
   Other, net....................................................................        (44,302)          (24,506)
                                                                                   -------------     -------------
             Net cash used in investing activities...............................     (2,522,224)         (765,716)
                                                                                   -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings..........................................................      1,769,658         1,246,296
   Payments on long-term debt....................................................     (1,414,929)       (1,327,471)
   Dividends paid................................................................        (51,967)          (53,059)
   Common stock activity.........................................................        574,349            27,407
   Treasury stock activity, net..................................................          4,275             1,861
   Cost of debt and equity transactions..........................................         (4,520)           (6,741)
   Repurchase of preferred interests of subsidiaries.............................       (443,000)                -
                                                                                   -------------     -------------
             Net cash provided by (used in) financing activities.................        433,866          (111,707)
                                                                                   -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................         (9,249)          131,846

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................         51,886            35,625
                                                                                   -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $      42,637     $     167,471
                                                                                   =============     =============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                2003                     2002
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents............................................  $        42,637          $        51,886
   Receivables, net of allowance........................................          619,508                  527,687
   Inventories..........................................................          126,180                  109,204
   Drilling advances....................................................           31,509                   45,298
   Prepaid assets and other.............................................           49,505                   32,706
                                                                          ---------------          ---------------
                                                                                  869,339                  766,781
                                                                          ---------------          ---------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties.................................................       15,702,029               12,827,459
      Unproved properties and properties under
         development, not being amortized...............................        1,033,869                  656,272
   Gas gathering, transmission and processing facilities................          804,194                  784,271
   Other................................................................          230,007                  194,685
                                                                          ---------------          ---------------
                                                                               17,770,099               14,462,687
   Less:  Accumulated depreciation, depletion and amortization..........       (6,646,795)              (5,997,102)
                                                                          ---------------          ---------------
                                                                               11,123,304                8,465,585
                                                                          ---------------          ---------------
OTHER ASSETS:
   Goodwill, net........................................................          189,252                  189,252
   Deferred charges and other...........................................           58,150                   38,233
                                                                          ---------------          ---------------
                                                                          $    12,240,045          $     9,459,851
                                                                          ===============          ===============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                2003                     2002
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.....................................................  $       284,941          $       214,288
   Accrued operating expense............................................           83,133                   47,382
   Accrued exploration and development..................................          181,140                  146,871
   Accrued compensation and benefits....................................           41,432                   32,680
   Accrued interest.....................................................           45,736                   30,880
   Accrued income taxes.................................................          105,000                   44,256
   Oil and gas derivative instruments...................................           22,078                        -
   Other................................................................           65,844                   15,878
                                                                          ---------------          ---------------
                                                                                  829,304                  532,235
                                                                          ---------------          ---------------
LONG-TERM DEBT..........................................................        2,514,118                2,158,815
                                                                          ---------------          ---------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes.........................................................        1,520,586                1,120,609
   Advances from gas purchasers.........................................          113,786                  125,453
   Asset retirement obligation..........................................          778,673                        -
   Oil and gas derivative instruments...................................           12,068                    3,507
   Other................................................................          174,425                  158,326
                                                                          ---------------          ---------------
                                                                                2,599,538                1,407,895
                                                                          ---------------          ---------------
PREFERRED INTERESTS OF SUBSIDIARIES.....................................                -                  436,626
                                                                          ---------------          ---------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized - Series B, 5.68%
      Cumulative Preferred Stock,
         100,000 shares issued and outstanding..........................           98,387                   98,387
   Common stock, $1.25 par, 215,000,000 shares authorized,
      165,989,808 and 155,464,540 shares issued, respectively...........          207,487                  194,331
   Paid-in capital......................................................        4,023,754                3,427,450
   Retained earnings....................................................        2,204,487                1,427,607
   Treasury stock, at cost, 4,059,266 and 4,211,328 shares,
      respectively......................................................         (106,564)                (110,559)
   Accumulated other comprehensive loss.................................         (130,466)                (112,936)
                                                                          ---------------          ---------------
                                                                                6,297,085                4,924,280
                                                                          ---------------          ---------------
                                                                          $    12,240,045          $     9,459,851
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              SERIES B    SERIES C
                                            COMPREHENSIVE    PREFERRED   PREFERRED     COMMON      PAID-IN      RETAINED
(In thousands)                                 INCOME         STOCK        STOCK       STOCK       CAPITAL      EARNINGS
                                             ----------   ------------- ----------   ----------   ----------  -----------
BALANCE AT DECEMBER 31, 2001..............                $   98,387    $  208,207   $  185,288   $2,803,825  $ 1,336,478
   Comprehensive income (loss):
     Net income...........................   $  373,510            -             -            -            -      373,510
     Currency translation adjustments.....        5,328            -             -            -            -            -
     Commodity hedges, net of income tax
       benefit of $8,105..................      (11,300)           -             -            -            -            -
     Marketable securities, net of income
       tax benefit of $67.................         (125)           -             -            -            -            -
                                             ----------
   Comprehensive income...................   $  367,413
                                             ==========
   Dividends:
     Preferred............................                         -             -            -            -       (9,395)
     Common ($.29 per share)..............                         -             -            -            -      (42,512)
   Common shares issued...................                         -             -          742       24,525            -
   Conversion of Series C Preferred Stock.                         -      (208,207)       8,193      200,014            -
   Treasury shares issued, net............                         -             -            -           37            -
   Other..................................                         -             -            -          598            -
                                                          ----------    ----------   ----------   ----------  -----------

BALANCE AT SEPTEMBER 30, 2002.............                $   98,387    $        -    $  194,223  $3,028,999  $ 1,658,081
                                                          ==========    ==========    ==========  ==========  ===========

BALANCE AT DECEMBER 31, 2002..............                $   98,387    $        -    $  194,331  $3,427,450  $ 1,427,607
   Comprehensive income (loss):
     Net income...........................   $  860,271            -             -             -           -      860,271
     Commodity hedges, net of income tax
       benefit of $10,157.................      (17,530)           -             -             -           -            -
                                             ----------
   Comprehensive income...................   $  842,741
                                             ==========
   Dividends:
     Preferred............................                         -             -             -           -       (4,260)
     Common ($.32 per share)..............                         -             -             -           -      (53,217)
   Five percent common stock dividend.....                         -             -           581      25,333      (25,914)
   Common shares issued...................                         -             -        12,575     567,945            -
   Treasury shares issued, net............                         -             -             -       2,904            -
   Other..................................                         -             -             -         122            -
                                                          ----------    ----------    ----------  ----------   ----------
BALANCE AT SEPTEMBER 30, 2003.............                $   98,387    $        -    $  207,487  $4,023,754   $2,204,487
                                                          ==========    ==========    ==========  ==========   ==========

                                                                       ACCUMULATED
                                                                          OTHER          TOTAL
                                                           TREASURY   COMPREHENSIVE  SHAREHOLDERS'
(In thousands)                                              STOCK     INCOME (LOSS)     EQUITY
                                                          ----------  -------------  -------------
BALANCE AT DECEMBER 31, 2001..............                $ (111,885)   $(101,817)    $4,418,483
   Comprehensive income (loss):
     Net income...........................                         -            -        373,510
     Currency translation adjustments.....                         -        5,328          5,328
     Commodity hedges, net of income tax
       benefit of $8,105..................                         -      (11,300)       (11,300)
     Marketable securities, net of income
       tax benefit of $67.................                         -         (125)          (125)

   Comprehensive income...................

   Dividends:
     Preferred............................                         -            -         (9,395)
     Common ($.29 per share)..............                         -            -        (42,512)
   Common shares issued...................                         -            -         25,267
   Conversion of Series C Preferred Stock.                         -            -              -
   Treasury shares issued, net............                     1,269            -          1,306
   Other..................................                         -            -            598
                                                          ----------   ---------      ----------
BALANCE AT SEPTEMBER 30, 2002.............                $ (110,616)  $ (107,914)    $4,761,160
                                                          ==========   ==========     ==========

BALANCE AT DECEMBER 31, 2002..............                $ (110,559)  $ (112,936)    $4,924,280
   Comprehensive income (loss):
     Net income...........................                         -            -        860,271
     Commodity hedges, net of income tax
       benefit of $10,157.................                         -      (17,530)       (17,530)

   Comprehensive income...................

   Dividends:
     Preferred............................                         -            -         (4,260)
     Common ($.32 per share)..............                         -            -        (53,217)
   Five percent common stock dividend.....                         -            -              -
   Common shares issued...................                         -            -        580,520
   Treasury shares issued, net............                     3,995            -          6,899
   Other..................................                         -            -            122
                                                          ----------   ----------     ----------
BALANCE AT SEPTEMBER 30, 2003.............                $ (106,564)  $ (130,466)    $6,297,085
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


1.   ACQUISITIONS

     On January 13, 2003, Apache announced that it had entered into agreements to purchase producing properties in the North Sea and Gulf of Mexico from subsidiaries of BP p.l.c. (referred to collectively as "BP") for $1.3 billion, with $670 million allocated to the Gulf of Mexico properties and $630 million allocated to properties in the North Sea. The properties included estimated proved reserves of 233.2 million barrels of oil equivalent (MMboe), 147.6 MMboe located in the North Sea with the balance in the Gulf of Mexico. Both purchase agreements were effective as of January 1, 2003. As is customary, Apache assumed BP's abandonment obligation for the properties, which was considered in determining the purchase price. Both the Gulf of Mexico and North Sea assets acquired from BP were funded with net proceeds of approximately $554 million from the issuance of 9.9 million shares of common stock in January 2003, and proceeds from additional debt of approximately $604 million borrowed under existing lines of credit and commercial paper.

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

     The BP purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition, as follows:

                                                     U.S. -                 U.K. -
                                                 GULF OF MEXICO            NORTH SEA               TOTAL*
                                                ----------------       ----------------       ----------------
                                                                        (In thousands)
     Proved property                            $        539,110       $        854,835       $      1,393,945
     Unproved property                                    57,500                 65,000                122,500
     Working capital acquired, net                             -                 10,957                 10,957
     Asset retirement obligation                         (69,000)              (250,887)              (319,887)
     Deferred income tax liability                             -                (50,381)               (50,381)
                                                ----------------       ----------------       ----------------
     Cash consideration                         $        527,610       $        629,524       $      1,157,134
                                                ================       ================       ================

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

                                                     FOR THE NINE MONTHS                FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30, 2003            ENDED SEPTEMBER 30, 2002
                                             ---------------------------------     ------------------------------
                                              AS REPORTED        PRO FORMA          AS REPORTED        PRO FORMA
                                             -------------     -------------       -------------    -------------
                                                          (In thousands, except per common share data)
Revenues and other.......................... $   3,125,506     $   3,363,468       $   1,829,500    $   2,520,630
Net income..................................       860,271           933,468             373,510          455,565
Preferred stock dividends...................         4,260             4,260               9,395            9,395
Income attributable to common stock.........       856,011           929,208             364,115          446,170

Net income per common share:
    Basic................................... $        5.32     $        5.75       $        2.46    $        2.83
    Diluted.................................          5.27              5.70                2.42             2.78

Average common shares outstanding (1).......       160,954           161,680             147,716          157,617

(1) Pro forma shares assume the issuance of 9.9 million common shares as of the beginning of each period presented.

     On July 3, 2003, Apache announced that it had completed the acquisition of producing properties on the Outer Continental Shelf of the Gulf of Mexico from Shell Exploration and Production Company (Shell) for $200 million, subject to normal post-closing adjustments, including preferential rights. Prior to the transaction, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Shell $300 million to acquire an overriding royalty interest in a portion of the reserves to be produced over the next four years. Shell's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP). Under the terms of the VPP, Morgan Stanley is to receive a fixed volume of oil and gas production over approximately four years beginning in August 2003 for gas and November 2003 for oil. The VPP reserves and production will not be recorded by Apache.

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

     During the first quarter of 2003, in conjunction with the acquisitions from BP and during the fourth quarter of 2002, in conjunction with the South Louisiana properties acquisition, Apache entered into, and designated as cash flow hedges, natural gas and crude oil fixed-price swaps and natural gas option collars. These positions were entered into in accordance with the Company's hedging policy and involved several counterparties which are rated A+ or better. As of September 30, 2003, the outstanding positions of our cash flow hedges were as follows:


    PRODUCTION                                      TOTAL VOLUMES        WEIGHTED AVERAGE       FAIR VALUE ASSET/
      PERIOD                INSTRUMENT TYPE          (MMBTU/BBL)          FLOOR/CEILING            (LIABILITY)
--------------------    ------------------------    ---------------    ---------------------    -------------------
                                                                                                  (In thousands)
 10/2003 - 12/2003            Gas Collars               4,600,000        $  3.50 / 6.09           $       (320)
                         Gas Fixed-Price Swap          18,400,000               5.17                     7,053
                         Oil Fixed-Price Swap           4,600,000              26.59                    (9,919)

       2004                   Gas Collars              18,300,000           3.25 / 5.81                 (5,893)
                         Gas Fixed-Price Swap          51,240,000               4.52                   (18,561)
                         Oil Fixed-Price Swap           1,550,000              26.59                    (2,070)

       2005                   Gas Collars               9,050,000           3.25 / 5.20                 (4,436)

     In addition to the fixed-price swaps and option collars, Apache entered into a separate crude oil physical sales contract with BP. The sales contract is a normal purchase and sale under Statement of Financial Accounting Standards
(SFAS) No. 133 and, therefore, the Company has designated and accounted for the contract under the accrual method. As of September 30, 2003, the outstanding terms of the contract were as follows:


                CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
                -------------------------------------------------------
                  PRODUCTION         TOTAL VOLUMES            AVERAGE
                    PERIOD             (BARRELS)            FIXED PRICE
             -----------------       -------------          -----------
             10/2003 - 12/2003         2,300,000             $   25.32

                   2004               14,175,000                 22.24


     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below:

                                                                                   GROSS            AFTER TAX
                                                                               -------------      --------------
                                                                                        (In thousands)
     Unrealized loss on derivatives at December 31, 2002..................     $     (7,141)      $     (4,186)

     Net losses realized into earnings....................................           69,379             43,135

     Net change in derivative fair value..................................          (97,066)           (60,665)
                                                                               ------------       ------------

     Unrealized loss on derivatives at September 30, 2003.................     $    (34,828)      $    (21,716)
                                                                               ============       ============

     Based on current market prices, the Company recorded an unrealized loss in other comprehensive income of $34.8 million ($21.7 million after tax). Any loss will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Were current prices to hold, a loss of $22.8 million ($14.2 million after tax) would be realized over the next 12 months. However, these amounts could vary materially as a result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with SFAS No. 133, as amended.

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

4.       PREFERRED INTERESTS OF SUBSIDIARIES

     On September 26, 2003, Apache repurchased and retired preferred interests issued by three of its subsidiaries for approximately $443 million, plus an additional $1 million for accrued dividends and distributions. The transactions involved the purchase of preferred stock issued by two of the Company's subsidiaries for approximately $82 million and the retirement of a limited partnership interest in a partnership controlled by a subsidiary of the Company for approximately $361 million. Apache funded the transactions with available cash on hand and by issuing commercial paper under its existing commercial paper facility.

5.       CAPITAL STOCK

     On January 22, 2003, the Company completed a public offering of 9.9 million shares of Apache common stock, adjusted for the five percent common stock dividend, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used to purchase producing properties in the North Sea and the Gulf of Mexico from BP.

     On September 12, 2003, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to 12 cents per share from 10 cents per share, effective with the November 2003 payment, and to split its common stock two-for-one early in 2004, subject to shareholder approval of an increase in the authorized number of common shares.

6.       FOREIGN CURRENCY TRANSLATION

      The Company accounts for foreign currency gains and losses in accordance with SFAS No. 52 "Foreign Currency Translation." Foreign currency translation gains and losses related to deferred taxes are recorded as a component of its provision for income taxes, while all other foreign currency gains and losses are reflected in Revenues and Other. For the first nine months of 2003, the Company recorded additional deferred tax expense of $77 million as a result of the weaker U.S. dollar. Net foreign currency gains and losses reflected in Revenues and Other totaled $(1) million for the nine-month period.

7.   NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                             FOR THE QUARTER ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------------
                                                         2003                                   2002
                                          ------------------------------------   -----------------------------------
                                            INCOME      SHARES     PER SHARE       INCOME       SHARES     PER SHARE
                                          ----------   ----------  ----------   -----------  ----------   ----------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.    $  275,541     161,875   $     1.70   $   145,122     151,097   $     0.96
                                                                   ==========                             ==========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.............             -       1,425                          -       1,238
                                          ----------   ---------                -----------  ----------
DILUTED:
  Income attributable to common stock,
   including assumed conversions......    $  275,541     163,300   $     1.69   $   145,122     152,335   $     0.95
                                          ==========  ==========   ==========   ===========  ==========   ==========

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                                         2003                                   2002
                                          ------------------------------------   ------------------------------------
                                            INCOME      SHARES     PER SHARE       INCOME       SHARES     PER SHARE
                                          ----------   ----------  -----------   ----------   ----------   ----------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.    $  856,011     160,954   $     5.32   $   364,115     147,716   $     2.46
                                                                   ==========                             ==========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.............             -       1,371                          -       1,354
  Series C Preferred Stock ...........             -           -                      5,149       3,217
                                          ----------   ---------                -----------  ----------
DILUTED:
  Income attributable to common stock,
   including assumed conversions......    $  856,011     162,325   $     5.27   $   369,264     152,287   $     2.42
                                          ==========   =========   ==========   ===========  ==========   ==========

8.   STOCK-BASED COMPENSATION

     On September 30, 2003, the Company had several stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on income attributable to common stock and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation for the Company's option and performance plans.

                                                          FOR THE QUARTER ENDED        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                      -----------------------------    --------------------------
                                                         2003             2002            2003             2002
                                                      -----------------------------------------------------------
                                                           (In thousands, except for per common share amounts)
Income attributable to common stock, as reported.     $  275,541       $  145,122      $  856,011      $  364,115

Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects...................................              -              275             391             751

Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects      (5,567)          (5,240)        (16,433)        (15,312)
                                                      ----------       ----------      ----------      ----------
Pro forma income attributable to common stock....     $  269,974       $  140,157      $  839,969      $  349,554
                                                      ==========       ==========      ==========      ==========
Net Income per Common Share:
   Basic:
     As reported.................................     $     1.70       $     0.96      $     5.32      $     2.46
     Pro forma...................................           1.67             0.93            5.22            2.37
   Diluted:
     As reported.................................     $     1.69       $     0.95      $     5.27      $     2.42
     Pro forma...................................           1.63             0.91            5.12            2.31

     The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

     During the second quarter of 2003, the Company issued a total of 901,105 stock appreciation rights (SARs) to non-executive employees in lieu of stock options. The SARs will be settled in cash upon exercise. The vesting period is over four years and the Company will record compensation expense on the vested SARs outstanding as the price of the Company's common stock fluctuates. The related after tax expense was $.7 million and $1.0 million for the third quarter and year-to-date, respectively. The Company issued a 2003 award of 60,500 shares of restricted common stock to executives in May of 2003.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental disclosure of cash flow information:

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                      2003                2002
                                                                                  --------------     ---------------
                                                                                            (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized)......................................     $     58,821       $     57,649
  Income taxes (net of refunds)..............................................          225,667            115,363

10.  GEOGRAPHIC AREA INFORMATION

     Apache's exploration and production operations are a single line of business conducted in five core geographic regions. Each of those regions confronts the same operational concerns and has similar types of customers and demands for our products. Where appropriate to an understanding of our business, we will discuss the results of operations or risks and uncertainties in an individual geographic area. Additional information regarding our geographic locations is provided in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, and in both
Item 7A - Quantitative and Qualitative Disclosures About Market Risk and Item 15
- Notes to the Consolidated Financial Statements of our 2002 Form 10-K.

                                       UNITED                                                  OTHER
                                       STATES     CANADA      EGYPT    AUSTRALIA  NORTH SEA INTERNATIONAL     TOTAL
                                     ---------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2003

Oil and Gas Production Revenues..... $1,527,389  $ 627,861  $   482,222 $  297,787  $  181,389  $  12,859  $ 3,129,507
                                     =================================================================================
Operating Income (1)................ $  849,027  $ 350,924  $   287,353 $  150,687  $   22,536  $   4,472  $ 1,664,999
                                     ====================================================================
Other Income (Expense):
   Other............................                                                                            (4,001)
   General and administrative.......                                                                           (93,097)
   Preferred interests of                                                                                       (8,668)
     subsidiaries...................
   Financing costs, net.............                                                                           (88,711)
                                                                                                           -----------
Income Before Income Taxes..........                                                                       $ 1,470,522
                                                                                                           ===========
Total Assets........................ $5,574,670  $2,829,605  $1,714,001  $ 955,209  $  981,240  $ 185,320  $12,240,045
                                     =================================================================================
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002

Oil and Gas Production Revenues..... $  799,716  $  385,424  $  402,236 $  245,300  $        -  $   4,894  $ 1,837,570
                                     =================================================================================

Operating Income (Loss)  (1)........ $  285,896  $  149,584  $  231,665 $  120,529  $        -  $  (2,848) $   784,826
                                     ====================================================================
Other Income (Expense):
   Other............................                                                                            (8,070)
   General and administrative.......                                                                           (78,830)
   Preferred interests of                                                                                      (12,584)
     subsidiaries...................
   Financing costs, net.............                                                                           (84,530)
                                                                                                           -----------
Income Before Income Taxes..........                                                                       $   600,812
                                                                                                           ===========

Total Assets........................ $4,111,676  $2,303,297  $1,668,826 $  998,643  $        -  $ 166,267  $ 9,248,709
                                     =================================================================================

(1) Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, international impairments, lease operating costs, gathering and transportation costs, and severance and other taxes.

11.  LITIGATION

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

12.  NEW ACCOUNTING PRONOUNCEMENTS

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

     The following table describes all changes to the Company's asset retirement obligation liability since adoption (in thousands):


           Asset retirement obligation upon adoption on January 1, 2003.........      $       368,537
           Liabilities incurred.................................................              389,480
           Liabilities settled..................................................               (6,444)
           Accretion expense....................................................               27,100
                                                                                      ---------------
           Asset retirement obligation at September 30, 2003....................      $       778,673
                                                                                      ===============

     Liabilities incurred during the period primarily relate to asset retirement obligations assumed in connection with the BP Gulf of Mexico, BP North Sea and Shell property acquisitions. Liabilities settled during the period relate to individual properties plugged and abandoned or sold during the period. The pro forma asset retirement obligation would have been approximately $334 million at January 1, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. For the three and nine-month periods ended September 30, 2002, the pro forma effect on Income Attributable to Common Stock and Net Income per Common Share would not have been materially different than reported amounts had SFAS No. 143 been adopted by the Company on January 1, 2002.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable interest owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also effective for the first fiscal year or interim period beginning after December 31, 2003, to VIEs in which a company holds a variable interest that is acquired before February 1, 2003. The guidance regarding this interpretation is extremely complex and, although we do not believe we have an interest in a VIE, the Company continues to assess the impact, if any, this interpretation will have on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that the Company classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in the consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for all existing financial instruments beginning in the third quarter of 2003. As stated in Note 4, the Company paid off the Preferred Interests of Subsidiaries in September 2003; therefore, this statement did not have a material impact on the Company's financial statements.

13.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                                                                   APACHE         APACHE
                                                     APACHE          APACHE        FINANCE        FINANCE
                                                   CORPORATION    NORTH AMERICA   AUSTRALIA       CANADA
                                                   -----------    -------------  -----------    -----------
                                                                         (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............  $   452,358    $        -     $         -    $         -
   Equity in net income (loss) of affiliates.....      171,661         6,614           9,591         30,809
   Other.........................................         (331)            -               -              -
                                                   -----------    ----------     -----------    -----------
                                                       623,688         6,614           9,591         30,809
                                                   -----------    ----------     -----------    -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......      104,743             -               -              -
   Asset retirement obligation accretion.........        4,674             -               -              -
   Lease operating costs.........................       80,068             -               -              -
   Gathering and transportation costs............        5,522             -               -              -
   Severance and other taxes.....................       11,233             -               -              -
   General and administrative....................       26,499             -               -              -
   Financing costs, net..........................       27,042             -           4,509          9,945
                                                   -----------    ----------     -----------    -----------
                                                       259,781             -           4,509          9,945
                                                   -----------    ----------     -----------    -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............          (25)            -               -              -
                                                   -----------    ----------     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES................      363,932         6,614           5,082         20,864
   Provision (benefit) for income taxes..........       86,971             -          (1,532)        (3,619)
                                                   -----------    ----------     -----------    -----------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................      276,961         6,614           6,614         24,483
   Cumulative effect of change in accounting
     principle, net of income tax................            -             -               -              -
                                                   -----------    ----------     -----------    -----------
NET INCOME.......................................      276,961         6,614           6,614         24,483
   Preferred stock dividends.....................        1,420             -               -              -
                                                   -----------    ----------     -----------    -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............  $   275,541    $    6,614     $     6,614    $    24,483
                                                   ===========    ===========    ===========    ===========

                                                      ALL OTHER
                                                    SUBSIDIARIES
                                                     OF APACHE      RECLASSIFICATIONS
                                                    CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                    ------------    ---------------    -------------
                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............   $    704,664    $     (47,007)     $  1,110,015
   Equity in net income (loss) of affiliates.....         (9,303)        (209,372)                -
   Other.........................................         (5,143)               -            (5,474)
                                                    ------------    -------------      ------------
                                                         690,218         (256,379)        1,104,541
                                                    ------------    -------------      ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......        188,142                -           292,885
   Asset retirement obligation accretion.........          6,668                -            11,342
   Lease operating costs.........................        161,513          (47,007)          194,574
   Gathering and transportation costs............         11,426                -            16,948
   Severance and other taxes.....................         30,354                -            41,587
   General and administrative....................          8,193                -            34,692
   Financing costs, net..........................         (7,624)               -            33,872
                                                    ------------    -------------      ------------
                                                         398,672          (47,007)          625,900
                                                    ------------    -------------      ------------
PREFERRED INTERESTS OF SUBSIDIARIES..............          2,001                -             1,976
                                                    ------------    -------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES................        289,545         (209,372)          476,665
   Provision (benefit) for income taxes..........        117,884                -           199,704
                                                    ------------    -------------      ------------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................        171,661         (209,372)          276,961
   Cumulative effect of change in accounting
     principle, net of income tax................              -                -                 -
                                                    ------------    -------------      ------------
NET INCOME.......................................        171,661         (209,372)          276,961
   Preferred stock dividends.....................              -                -             1,420
                                                    ------------    -------------      ------------
INCOME ATTRIBUTABLE TO COMMON STOCK..............    $   171,661    $    (209,372)     $    275,541
                                                    ============    =============      ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
                                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   206,029      $         -      $         -      $         -
   Equity in net income (loss) of affiliates.....          105,002            6,534            9,512           15,714
   Other.........................................             (497)               -                -                -
                                                       -----------      -----------      -----------      -----------
                                                           310,534            6,534            9,512           15,714
                                                       -----------      -----------      -----------      -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......           46,851                -                -                -
   Lease operating costs.........................           52,289                -                -                -
   Gathering and transportation costs............            4,250                -                -                -
   Severance and other taxes.....................            8,695                -                -               90
   General and administrative....................           21,496                -                -                -
   Financing costs, net..........................           18,470                -            4,512           10,268
                                                       -----------      -----------      -----------      -----------
                                                           152,051                -            4,512           10,358
                                                       -----------      -----------      -----------      -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............                -                -                -                -
                                                       -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES................          158,483            6,534            5,000            5,356
   Provision (benefit) for income taxes..........           11,955                -           (1,534)          (4,948)
                                                       -----------      -----------      -----------      -----------
NET INCOME.......................................          146,528            6,534            6,534           10,304
   Preferred stock dividends.....................            1,406                -                -                -
                                                       -----------      -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   145,122      $     6,534      $     6,534      $    10,304
                                                       ===========      ===========      ===========      ===========

                                                       ALL OTHER
                                                      SUBSIDIARIES
                                                       OF APACHE      RECLASSIFICATIONS
                                                      CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                      ------------    ---------------    -------------
                                                                       (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............     $   485,979     $    (36,091)      $   655,917
   Equity in net income (loss) of affiliates.....          (8,388)        (128,374)                -
   Other.........................................         (10,231)               -           (10,728)
                                                      -----------     ------------       -----------
                                                          467,360         (164,465)          645,189
                                                      -----------     ------------       -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......         161,937                -           208,788
   Lease operating costs.........................         100,116          (36,091)          116,314
   Gathering and transportation costs............           5,619                -             9,869
   Severance and other taxes.....................           7,279                -            16,064
   General and administrative....................           3,967                -            25,463
   Financing costs, net..........................          (5,177)               -            28,073
                                                      -----------     ------------       -----------
                                                          273,741          (36,091)          404,571
                                                      -----------     ------------       -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............           3,922                -             3,922
                                                      -----------     ------------       -----------
INCOME (LOSS) BEFORE INCOME TAXES................         189,697         (128,374)          236,696
   Provision (benefit) for income taxes..........          84,695                -            90,168
                                                      -----------     ------------       -----------
NET INCOME.......................................         105,002         (128,374)          146,528
   Preferred stock dividends.....................               -                -             1,406
                                                      -----------     ------------       -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............     $   105,002     $   (128,374)      $   145,122
                                                      ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
                                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $ 1,267,321      $         -      $         -      $         -
   Equity in net income (loss) of affiliates.....          427,821           23,343           32,276           65,411
   Other.........................................           (6,588)               -                -                -
                                                       -----------      -----------      -----------      -----------
                                                         1,688,554           23,343           32,276           65,411
                                                       -----------      -----------      -----------      -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......          265,954                -                -                -
   Asset retirement obligation accretion.........           11,216                -                -                -
   Lease operating costs.........................          204,842                -                -                -
   Gathering and transportation costs............           14,419                -                -                -
   Severance and other taxes.....................           38,632                -                -               53
   General and administrative....................           75,340                -                -                -
   Financing costs, net..........................           75,486                -           13,534           30,124
                                                       -----------      -----------      -----------      -----------
                                                           685,889                -           13,534           30,177
                                                       -----------      -----------      -----------      -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............              (25)               -                -                -
                                                       -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES................        1,002,690           23,343           18,742           35,234
   Provision (benefit) for income taxes..........          162,176                -           (4,601)         (11,049)
                                                       -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................          840,514           23,343           23,343           46,283
   Cumulative effect of change in accounting
     principle, net of income tax................           19,757                -                -                -
                                                       -----------      -----------      -----------      -----------
NET INCOME.......................................          860,271           23,343           23,343           46,283
   Preferred stock dividends.....................            4,260                -                -                -
                                                       -----------      -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   856,011      $    23,343      $    23,343      $    46,283
                                                       ===========      ===========      ===========      ===========


                                                       ALL OTHER
                                                      SUBSIDIARIES
                                                       OF APACHE      RECLASSIFICATIONS
                                                      CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                      ------------    ---------------    -------------
                                                                      (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............   $   2,007,790     $   (145,604)      $ 3,129,507
   Equity in net income (loss) of affiliates.....         (28,061)        (520,790)                -
   Other.........................................           2,587                -            (4,001)
                                                    -------------     ------------       -----------
                                                        1,982,316         (666,394)        3,125,506
                                                    -------------     ------------       -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......         513,636                -           779,590
   Asset retirement obligation accretion.........          15,884                -            27,100
   Lease operating costs.........................         455,757         (145,604)          514,995
   Gathering and transportation costs............          29,521                -            43,940
   Severance and other taxes.....................          60,198                -            98,883
   General and administrative....................          17,757                -            93,097
   Financing costs, net..........................         (30,433)               -            88,711
                                                    -------------     ------------       -----------
                                                        1,062,320         (145,604)        1,646,316
                                                    -------------     ------------       -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............           8,693                -             8,668
                                                    -------------     ------------       -----------
INCOME (LOSS) BEFORE INCOME TAXES................         911,303         (520,790)        1,470,522
   Provision (benefit) for income taxes..........         490,357                -           636,883
                                                    -------------     ------------       -----------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................         420,946         (520,790)          833,639
   Cumulative effect of change in accounting
     principle, net of income tax................           6,875                -            26,632
                                                    -------------     ------------       -----------
NET INCOME.......................................         427,821         (520,790)          860,271
   Preferred stock dividends.....................               -                -             4,260
                                                    -------------     ------------       -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............   $     427,821     $   (520,790)      $   856,011
                                                    =============     ============      ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
                                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   582,789      $         -      $         -      $         -
   Equity in net income (loss) of affiliates.....          277,729           15,618           24,552           52,817
   Other.........................................             (402)               -                -                -
                                                       -----------      -----------      -----------      -----------
                                                           860,116           15,618           24,552           52,817
                                                       -----------      -----------      -----------      -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......          161,698                -                -                -
   International impairments.....................                -                -                -                -
   Lease operating costs.........................          152,615                -                -                -
   Gathering and transportation costs............           12,259                -                -                -
   Severance and other taxes.....................           23,828                -                -              116
   General and administrative....................           66,882                -                -                -
   Financing costs, net..........................           54,512                -           13,537           30,715
                                                       -----------      -----------      -----------      -----------
                                                           471,794                -           13,537           30,831
                                                       -----------      -----------      -----------      -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............                -                -                -                -
                                                       -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES................          388,322           15,618           11,015           21,986
   Provision (benefit) for income taxes..........           14,812                -           (4,603)         (13,874)
                                                       -----------      -----------      -----------      -----------
NET INCOME.......................................          373,510           15,618           15,618           35,860
   Preferred stock dividends.....................            9,395                -                -                -
                                                       -----------      -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   364,115      $    15,618      $    15,618      $    35,860
                                                       =============    ===========      ===========      ===========

                                                    ALL OTHER
                                                   SUBSIDIARIES
                                                    OF APACHE      RECLASSIFICATIONS
                                                   CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                   ------------    ---------------    -------------
                                                                   (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............  $ 1,378,151     $   (123,370)      $ 1,837,570
   Equity in net income (loss) of affiliates.....      (25,891)        (344,825)                -
   Other.........................................       (7,668)               -            (8,070)
                                                   -----------     -------------      -----------
                                                     1,344,592         (468,195)        1,829,500
                                                   -----------     -------------      -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......      468,919                -           630,617
   International impairments.....................        4,600                -             4,600
   Lease operating costs.........................      310,299         (123,370)          339,544
   Gathering and transportation costs............       16,955                -            29,214
   Severance and other taxes.....................       24,825                -            48,769
   General and administrative....................       11,948                -            78,830
   Financing costs, net..........................      (14,234)               -            84,530
                                                   -----------     -------------      -----------
                                                       823,312         (123,370)        1,216,104
                                                   -----------     -------------      -----------
PREFERRED INTERESTS OF SUBSIDIARIES..............       12,584                -            12,584
                                                   -----------     -------------      -----------
INCOME (LOSS) BEFORE INCOME TAXES................      508,696         (344,825)          600,812
   Provision (benefit) for income taxes..........      230,967                -           227,302
                                                   -----------     -------------      -----------
NET INCOME.......................................      277,729         (344,825)          373,510
   Preferred stock dividends.....................            -                -             9,395
                                                   -----------     -------------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............  $   277,729     $   (344,825)      $   364,115
                                                   ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
                                                                                (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $   883,634      $         -      $   (13,791)     $   (22,893)
                                                       -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (325,918)               -                -                -
  Acquisitions.....................................       (739,072)               -                -                -
  Proceeds from sales of oil and gas properties....          4,192                -                -                -
  Investment in subsidiaries, net..................       (542,452)         (12,525)               -                -
  Other, net.......................................        (23,531)               -                -                -
                                                       -----------      -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES..............     (1,626,781)         (12,525)               -                -
                                                       -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................      1,531,596                -            1,266            2,103
  Payments on long-term debt.......................     (1,227,288)               -                -                -
  Dividends paid...................................        (51,967)               -                -                -
  Common stock activity............................        574,349           12,525           12,525           20,663
  Treasury stock activity, net.....................          4,275                -                -                -
  Cost of debt and equity transactions.............         (4,520)               -                -                -
  Repurchase of preferred interests of subsidiaries        (82,000)               -                -                -
                                                       -----------      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        744,445           12,525           13,791           22,766
                                                       -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................          1,298                -                -             (127)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................            224                -                2              127
                                                       -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $     1,522      $         -      $         2      $         -
                                                       ===========      ===========      ===========      ===========

                                                      ALL OTHER
                                                     SUBSIDIARIES
                                                      OF APACHE      RECLASSIFICATIONS
                                                     CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                     ------------    ---------------    -------------
                                                                     (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................  $ 1,232,159     $          -       $ 2,079,109
                                                     -----------     ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............     (789,431)               -        (1,115,349)
  Acquisitions.....................................     (639,703)               -        (1,378,775)
  Proceeds from sales of oil and gas properties....       12,010                -            16,202
  Investment in subsidiaries, net..................         (617)         555,594                 -
  Other, net.......................................      (20,771)               -           (44,302)
                                                     -----------     ------------       -----------
NET CASH USED IN INVESTING ACTIVITIES..............   (1,438,512)         555,594        (2,522,224)
                                                     -----------     ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................     (385,108)         619,801         1,769,658
  Payments on long-term debt.......................     (187,641)               -        (1,414,929)
  Dividends paid...................................            -                -           (51,967)
  Common stock activity............................    1,129,682       (1,175,395)          574,349
  Treasury stock activity, net.....................            -                -             4,275
  Cost of debt and equity transactions.............            -                -            (4,520)
  Repurchase of preferred interests of subsidiaries     (361,000)               -          (443,000)
                                                     -----------     ------------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........      195,933         (555,594)          433,866
                                                     -----------     ------------       -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................      (10,420)               -            (9,249)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................       51,533                -            51,886
                                                     -----------     ------------       -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................  $    41,113     $          -       $    42,637
                                                     ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
                                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $   379,276      $         -      $   (12,525)     $   (28,581)
                                                       -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (182,908)               -                -                -
  Acquisitions.....................................        (11,000)               -                -                -
  Proceeds from sales of oil and gas properties....              -                -                -                -
  Proceeds from sale of U.S. Government Agency Notes             -                -                -                -
  Investment in subsidiaries, net..................       (270,250)         (12,525)               -                -
  Other, net.......................................        (10,757)               -                -                -
                                                       -----------      -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES..............       (474,915)         (12,525)               -                -
                                                       -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................      1,259,436                -                -            3,449
  Payments on long-term debt.......................     (1,136,800)               -                -                -
  Dividends paid...................................        (53,059)               -                -                -
  Common stock activity............................         27,407           12,525           12,525           25,132
  Treasury stock activity, net.....................          1,861                -                -                -
  Cost of debt and equity transactions.............         (6,741)               -                -                -
                                                       -----------      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........         92,104           12,525           12,525           28,581
                                                       -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................         (3,535)               -                -                -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................          6,383                -                2                -
                                                       -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $     2,848      $         -      $         2      $         -
                                                       ===========      ===========      ===========      ===========

                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                       ------------    ---------------    -------------
                                                                       (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $   671,099     $          -       $ 1,009,269
                                                       -----------     ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (564,308)               -          (747,216)
  Acquisitions.....................................              -                -           (11,000)
  Proceeds from sales of oil and gas properties....              -                -                 -
  Proceeds from sale of U.S. Government Agency Notes        17,006                -            17,006
  Investment in subsidiaries, net..................       (238,450)         521,225                 -
  Other, net.......................................        (13,749)               -           (24,506)
                                                       -----------     ------------       -----------
NET CASH USED IN INVESTING ACTIVITIES..............       (799,501)         521,225          (765,716)
                                                       -----------     ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................        358,522         (375,111)        1,246,296
  Payments on long-term debt.......................       (190,671)               -        (1,327,471)
  Dividends paid...................................              -                -           (53,059)
  Common stock activity, net.......................         95,932         (146,114)           27,407
  Treasury stock activity, net.....................              -                -             1,861
  Cost of debt and equity transactions.............              -                -            (6,741)
                                                       -----------     ------------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        263,783         (521,225)         (111,707)
                                                       -----------     ------------       -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................        135,381                -           131,846

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................         29,240                -            35,625
                                                       -----------     ------------       -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $   164,621     $          -       $   167,471
                                                       ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003

                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
                                                                                (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $     1,522      $         -      $         2      $         -
  Receivables, net of allowance..................          202,341                -                -                -
  Inventories....................................           17,851                -                -                -
  Drilling advances and other....................           29,663                -                -                -
                                                       -----------      -----------      -----------      -----------
                                                           251,377                -                2                -
                                                       -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT, NET......................        4,587,732                -                -                -
                                                       -----------      -----------      -----------      -----------
OTHER ASSETS:
  Intercompany receivable, net...................          262,764                -           (1,785)          93,753
  Goodwill, net..................................                -                -                -                -
  Equity in affiliates...........................        4,658,877          178,018          434,743        1,040,841
  Deferred charges and other.....................           35,155                -                -            4,833
                                                       -----------      -----------      -----------      -----------
                                                       $ 9,795,905      $   178,018      $   432,960      $ 1,139,427
                                                       =============    ===========      ===========      ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $   180,489      $         -      $         -      $         -
  Other accrued expenses.........................          224,518                -           (1,944)          11,483
                                                       -----------      -----------      -----------      -----------
                                                           405,007                -           (1,944)          11,483
                                                       -----------      -----------      -----------      -----------
LONG-TERM DEBT...................................        1,593,098                -          268,938          646,726
                                                       -----------      -----------      -----------      -----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes...................................          858,436                -          (12,052)          (1,105)
  Advances from gas purchasers...................          113,786                -                -                -
  Asset retirement obligation....................          326,905                -                -                -
  Oil and gas derivative instruments.............           34,146                -                -                -
  Other..........................................          167,442                -                -                -
                                                       -----------      -----------      -----------      -----------
                                                         1,500,715                -          (12,052)          (1,105)
                                                       -----------      -----------      -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................        6,297,085          178,018          178,018          482,323
                                                       -----------      -----------      -----------      -----------
                                                       $ 9,795,905      $   178,018      $   432,960      $ 1,139,427
                                                       ===========      ===========      ===========      ===========

                                                       ALL OTHER
                                                      SUBSIDIARIES
                                                       OF APACHE      RECLASSIFICATIONS
                                                      CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                      ------------    ---------------    -------------
                                                                       (IN THOUSANDS)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................     $    41,113     $          -       $    42,637
  Receivables, net of allowance..................         417,167                -           619,508
  Inventories....................................         108,329                -           126,180
  Drilling advances and other....................          51,351                -            81,014
                                                      -----------     ------------       -----------
                                                          617,960                -           869,339
                                                      -----------     ------------       -----------
PROPERTY AND EQUIPMENT, NET......................       6,535,572                -        11,123,304
                                                      -----------     ------------       -----------
OTHER ASSETS:
  Intercompany receivable, net...................        (354,732)               -                 -
  Goodwill, net..................................         189,252                -           189,252
  Equity in affiliates...........................        (815,243)      (5,497,236)                -
  Deferred charges and other.....................          18,162                -            58,150
                                                      -----------     ------------       -----------
                                                      $ 6,190,971     $ (5,497,236)      $12,240,045
                                                      ===========     ============       ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................     $   104,452     $          -       $   284,941
  Other accrued expenses.........................         310,306                -           544,363
                                                      -----------     ------------       -----------
                                                          414,758                -           829,304
                                                      -----------     ------------       -----------
LONG-TERM DEBT...................................           5,356                -         2,514,118
                                                      -----------     ------------       -----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes...................................         675,307                -         1,520,586
  Advances from gas purchasers...................               -                -           113,786
  Asset retirement obligation....................         451,768                -           778,673
  Oil and gas derivative instruments.............         (22,078)               -            12,068
  Other..........................................           6,983                -           174,425
                                                      -----------     ------------       -----------
                                                        1,111,980                -         2,599,538
                                                      -----------     ------------       -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................       4,658,877       (5,497,236)        6,297,085
                                                      -----------     ------------       -----------
                                                      $ 6,190,971     $ (5,497,236)      $12,240,045
                                                      ===========     ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                                                                            APACHE          APACHE
                                                          APACHE           APACHE           FINANCE         FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA        CANADA
                                                       -------------    -------------    -------------    -----------
                                                                               (IN THOUSANDS)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................     $       224      $         -      $         2      $       127
  Receivables, net of allowance...................         121,410                -                -                -
  Inventories.....................................          15,509                -                -                -
  Drilling advances and other.....................          19,468                -                -                -
                                                       -----------      -----------      -----------      -----------
                                                           156,611                -                2              127
                                                       -----------      -----------      -----------      -----------
PROPERTY AND EQUIPMENT, NET.......................       3,403,716                -                -                -
                                                       -----------      -----------      -----------      -----------
OTHER ASSETS:
  Intercompany receivable, net....................       1,146,086                -             (662)        (253,851)
  Goodwill, net...................................               -                -                -                -
  Equity in affiliates............................       2,994,954          142,422          402,596          958,382
  Deferred charges and other......................          31,804                -                -            2,472
                                                       -----------      -----------      -----------      -----------
                                                       $ 7,733,171      $   142,422      $   401,936      $   707,130
                                                       ===========      ===========      ===========      ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................     $   124,152      $         -      $         -      $         -
  Other accrued expenses..........................         134,191                -            2,229            1,263
                                                       -----------      -----------      -----------      -----------
                                                           258,343                -            2,229            1,263
                                                       -----------      -----------      -----------      -----------
LONG-TERM DEBT....................................       1,550,645                -          268,795          297,019
                                                       -----------      -----------      -----------      -----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes....................................         736,661                -          (11,510)          (1,205)
  Advances from gas purchasers....................         125,453                -                -                -
  Oil and gas derivative instruments..............           3,507                -                -                -
  Other...........................................         134,282                -                -                -
                                                       -----------      -----------      -----------      -----------
                                                           999,903                -          (11,510)          (1,205)
                                                       -----------      -----------      -----------      -----------
PREFERRED INTERESTS OF SUBSIDIARIES...............               -                -                -                -
                                                       -----------      -----------      -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................       4,924,280          142,422          142,422          410,053
                                                       -----------      -----------      -----------      -----------
                                                       $ 7,733,171      $   142,422      $   401,936      $   707,130
                                                       ===========      ===========      ===========      ===========

                                                      ALL OTHER
                                                     SUBSIDIARIES
                                                      OF APACHE      RECLASSIFICATIONS
                                                     CORPORATION     & ELIMINATIONS     CONSOLIDATED

                                                     ------------    ---------------    -------------
                                                                      (IN THOUSANDS)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................   $    51,533     $          -       $    51,886
  Receivables, net of allowance...................       406,277                -           527,687
  Inventories.....................................        93,695                -           109,204
  Drilling advances and other.....................        58,536                -            78,004
                                                     -----------     ------------       -----------
                                                         610,041                -           766,781
                                                     -----------     ------------       -----------
PROPERTY AND EQUIPMENT, NET.......................     5,061,869                -         8,465,585
                                                     -----------     ------------       -----------
OTHER ASSETS:
  Intercompany receivable, net....................      (891,573)               -                 -
  Goodwill, net...................................       189,252                -           189,252
  Equity in affiliates............................      (808,503)      (3,689,851)                -
  Deferred charges and other......................         3,957                -            38,233
                                                     -----------     ------------       -----------
                                                     $ 4,165,043     $ (3,689,851)      $ 9,459,851
                                                     ===========     ============       ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................   $    90,136     $          -       $   214,288
  Other accrued expenses..........................       180,264                -           317,947
                                                     -----------     ------------       -----------
                                                         270,400                -           532,235
                                                     -----------     ------------       -----------
LONG-TERM DEBT....................................        42,356                -         2,158,815
                                                     -----------     ------------       -----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes....................................       396,663                -         1,120,609
  Advances from gas purchasers....................             -                -           125,453
  Oil and gas derivative instruments..............             -                -             3,507
  Other...........................................        24,044                -           158,326
                                                     -----------     ------------       -----------
                                                         420,707                -         1,407,895
                                                     -----------     ------------       -----------
PREFERRED INTERESTS OF SUBSIDIARIES...............       436,626                -           436,626
                                                     -----------     ------------       -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................     2,994,954       (3,689,851)        4,924,280
                                                     -----------     ------------       -----------
                                                     $ 4,165,043     $ (3,689,851)      $ 9,459,851
                                                     ===========     ============       ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache reported third-quarter earnings of $276 million, 90 percent above the $145 million reported in the prior-year quarter. Third-quarter cash from operating activities of $855 million set a new quarterly record and compared to $385 million in the 2002 period. The quarter-over-quarter gains were primarily fueled by:

     o Record oil production of 228,698 Bopd, 51 percent above the prior-year period.

     o Record gas production of 1.26 Bcf/d, 19 percent above the comparable 2002 quarter.

     o   A 62 percent rise in natural gas price realizations.

     Other notable operational highlights include:

     o Production was initiated on the Zhao Dong block in the Bohai Bay, offshore China in late July, further diversifying our production base.

     o We completed the acquisition of fields in the Gulf of Mexico from Shell Exploration and Production Company (Shell).

     o We announced two significant exploration successes in Egypt during the second quarter of 2003, the Qasr-1X well in the Khalda Concession, and the Alexandrite-1X well in the Matruh Concession. The Qasr-1X tested at a combined rate of 51.8 million cubic feet per day (MMcf/d) and 2,688 barrels of condensate per day from two zones. The Alexandrite-1X well flowed at a daily rate of 20 MMcf/d and 1,683 barrels of condensate per day from one interval. Initial production is anticipated in the fourth quarter of 2003. Apache operates with a 100 percent contractor interest in both concessions. On November 5, 2003, we completed drilling of the Qasr-2X appraisal well, which confirmed the Qasr-1X discovery announced in July. The Qasr-2X well has a 707-foot gross hydrocarbon column and logs indicate net Jurassic pay at 669 feet. We expect additional exploratory drilling and 3-D seismic acquisition in the near future.

     o We announced two oil discoveries in Western Australia's offshore Exmouth Sub-Basin, the Ravensworth-1 discovered in July, 2003 and the Crosby-1 discovered in early October 2003. The Crosby-1 discovery provides additional assurance that we have opened a new oil-play south of our existing Carnarvon Basin operations. Appraisal of both fields along with additional exploration drilling will be undertaken in early 2004.


     For the nine-month period ending September 30, 2003, we reported record earnings of $856 million, 135 percent above the comparable prior-year period. Cash from operating activities, which totaled a record $2.1 billion, more than doubled the 2002 nine-month period.

     The outlook for the fourth quarter remains strong. Current NYMEX futures markets are showing oil and natural gas prices remaining above historical trends through the end of the year. Coupled with our current production profile, we expect solid results in the fourth quarter.

     On September 12, 2003, Apache's Board of Directors voted to increase the quarterly cash dividend on our common stock 20 percent to 12 cents per share from 10 cents. The Board also voted to split the stock two-for-one early in 2004, subject to shareholder approval of an increase in the authorized number of common shares.

     To take advantage of historically low interest rates on commercial paper and better position ourselves to pay down debt, if we so elect, the Company, on September 26, 2003, repurchased and retired preferred interests issued by three of its subsidiaries for approximately $443 million, plus an additional $1 million for accrued dividends and distributions.

CRITICAL ACCOUNTING POLICY

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141 and 142. The Company believes the treatment of such mineral rights as property continues to be appropriate under the full cost method of accounting for crude oil and natural gas properties. An issue has arisen regarding whether contractual mineral rights should be classified as intangible assets rather than properties for oil and gas companies. The amount that could be potentially reclassified cannot be quantified until resolution regarding classification of use rights for oil and gas companies, including full cost companies, is reached. Our current practice, as described above, may change based upon a change in the guidance over these costs.

RESULTS OF OPERATIONS

Revenues

     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                       FOR THE QUARTER ENDED SEPTEMBER 30,      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------   ----------------------------------------
                                                                  INCREASE                                  INCREASE
                                          2003          2002      (DECREASE)      2003          2002        (DECREASE)
                                      ------------- ------------- ----------   ------------  ------------  ------------
Revenues (in thousands):
   Natural gas......................  $   517,891   $   267,768        93%     $ 1,561,729   $   791,906        97%
   Oil..............................      575,201       377,437        52%       1,518,012     1,013,717        50%
   Natural gas liquids..............       16,923        10,712        58%          49,766        31,947        56%
                                      -----------   -----------                -----------   -----------
       Total........................  $ 1,110,015   $   655,917        69%     $ 3,129,507   $ 1,837,570        70%
                                      ===========   ===========                ===========   ===========

Natural Gas Volume - Mcf per day:
   United States....................      717,988       492,165        46%         658,231       515,603        28%
   Canada...........................      319,522       316,307         1%         315,307       317,542        (1%)
   Egypt............................      100,965       117,781       (14%)        112,534       117,803        (4%)
   Australia........................      114,248       122,922        (7%)        107,415       123,421       (13%)
   North Sea........................        3,321             -         -            1,820             -         -
   China............................            -             -         -                -             -         -
   Argentina........................        7,858        11,250       (30%)          7,466         7,931        (6%)
                                      -----------   -----------                -----------   -----------

       Total........................    1,263,902     1,060,425        19%       1,202,773     1,082,300        11%
                                      ===========   ===========                ===========   ===========
Average Natural Gas price - Per Mcf:
   United States....................  $      5.00   $      3.13        60%     $      5.40   $      2.93        84%
   Canada...........................         4.47          2.29        95%            4.87          2.53        92%
   Egypt............................         4.31          4.06         6%            4.20          3.58        17%
   Australia........................         1.47          1.34        10%            1.39          1.29         8%
   North Sea........................         1.88             -         -             1.95             -         -
   China............................            -             -         -                -             -         -
   Argentina........................         0.50           .40        25%            0.48           .43        12%
       Total........................         4.45          2.74        62%            4.76          2.68        78%

Oil Volume - Barrels per day:
   United States....................       75,593        52,510        44%          68,535        54,255        26%
   Canada...........................       25,790        25,231         2%          25,143        25,178         -
   Egypt............................       48,788        42,319        15%          47,406        43,540         9%
   Australia........................       32,711        30,462         7%          31,949        30,297         5%
   North Sea........................       42,111             -         -           25,320             -         -
   China............................        3,131             -         -            1,055             -         -
   Argentina........................          574           621        (8%)            586           627        (7%)
                                      -----------   -----------                -----------   -----------
       Total........................      228,698       151,143        51%         199,994       153,897        30%
                                      ===========   ===========                ===========   ===========
Average Oil price - Per barrel:
   United States....................  $     27.03   $     27.81        (3%)    $     27.52   $     24.59        12%
   Canada...........................        27.90         25.98         7%           29.23         22.80        28%
   Egypt............................        27.16         26.72         2%           27.30         24.14        13%
   Australia........................        29.04         27.55         5%           29.45         24.39        21%
   North Sea........................        26.58             -         -            26.10             -         -
   China............................        25.10             -         -            25.10             -         -
   Argentina........................        28.42         26.67         7%           29.14         23.15        26%
       Total........................        27.34         27.14         1%           27.80         24.13        15%

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
     United States..................        8,241         6,745        22%           7,265         6,836         6%
     Canada.........................        1,445         1,336         8%           1,582         1,436        10%
                                      -----------   -----------                -----------   -----------

       Total........................        9,686         8,081        20%           8,847         8,272         7%
                                      ===========   ===========                ===========   ===========
Average NGL Price - Per barrel:
     United States..................  $     19.23   $     14.33        34%     $     20.99   $     14.48        45%
     Canada.........................        17.62         14.82        19%           18.85         12.58        50%
       Total........................        18.99         14.41        32%           20.60         14.15        46%

Natural Gas Revenues

     The Company's third-quarter 2003 natural gas production increased 203 MMcf/d, compared to the same period last year, which increased natural gas revenues by $83 million. Production in the U.S. climbed 226 MMcf/d, concentrated in the Gulf Coast region. Production in the Gulf Coast region includes production from Gulf of Mexico properties acquired from Shell in July 2003, BP p.l.c. (BP) in the first quarter of 2003, and production from the South Louisiana properties acquired in the fourth quarter of 2002. These increases offset natural declines in mature fields and production declines associated with well performance, facility downtime and a hurricane. The Gulf Coast region, which contributed 71 percent of Apache's U.S. 2003 production, is characterized by reservoirs which demonstrate high initial rates followed by steep declines when compared to other U.S. producing regions. A successful workover and recompletion program, particularly offshore, helped to stem the natural declines in the U.S. Natural decline drove down production in our U.S. Central region. Egypt's lower production is related to scheduled facility downtime on the Khalda Salam gas plant for maintenance and unrelated operational problems experienced during start-up, following maintenance. The impact on production from the gas plant events was partially offset by new wells on the Ras El Hekma and Matruh concessions. In Australia, a gas contract expired in October 2002, reflecting lower customer demand and resulting in 9 MMcf/d of lower sales in the third quarter of 2003 versus the same period last year. Higher natural gas prices contributed $167 million to third-quarter 2003 worldwide natural gas revenues.

     Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices, including fixed-price physical contracts and derivatives. Approximately eight percent of our third-quarter 2003 U.S. natural gas production was subject to long-term fixed-price physical contracts, down from 11 percent in the third quarter of 2002. We continue to amortize the unrealized gains and losses of derivative positions closed in October and November 2001, which were negligible in the third quarter of 2003. The following table shows the impact on average prices of each of these items:

                                                FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                             -----------------------------    -------------------------------
                                                2003             2002              2003             2002
                                             ------------     ------------    ---------------    ------------
                                                                        (Per Mcf)

     Fixed-price physical................    $    (0.05)      $       0.01    $      (0.04)      $       0.01
     Derivatives.........................          0.02                              (0.05)
                                                                         -                                  -
     Amortization........................         (0.01)              0.04           (0.01)              0.05

     Year-to-date natural gas production increased 11 percent compared to the same period last year, increasing our natural gas revenues by $156 million. Higher production rates in the U.S. Gulf Coast region, primarily for the reasons discussed above, were partially offset by lower demand in Australia. Canada saw a marginal decline in production, while Egypt's production was down four percent year-over-year for the reasons discussed above. Natural gas prices increased 78 percent, increasing natural gas revenues by $613 million.

     Approximately nine percent of our first nine-month 2003 domestic natural gas production was subject to long-term fixed-price physical contracts, down from 11 percent in the 2002 period.

Crude Oil Revenues

     The Company's third-quarter 2003 oil production increased 77,555 barrels per day (b/d), compared to the same period last year, increasing third-quarter crude oil revenues by $195 million. Production growth occurred in all regions, primarily concentrated in the U.S. Gulf Coast and North Sea, which benefited by the acquisitions discussed above. Egypt's production rose 15 percent as several new wells on the East Bahariya, South Umbarka, Umbarka and Ras El Hekma concessions were brought online, more than offsetting lower production from the Qarun concession related to increasing water cuts. Other contributors were China, where production commenced in late July 2003, and Australia, where several new wells were brought online, offsetting natural decline on other wells. A one percent increase in oil price contributed $3 million to crude oil revenues.

     Apache also manages its exposure to fluctuations in crude oil prices using derivatives. We continue to amortize the unrealized gains and losses over the original production life of derivative positions closed in October and November 2001. The following table shows the impact on prices of each of these items:

                                                FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                             -----------------------------    -------------------------------
                                                2003             2002              2003             2002
                                             ------------     ------------    ---------------    ------------
                                                                        (Per bbl)

     Derivatives.........................    $   (0.79)       $        -      $     (0.92)       $        -
     Amortization........................         0.02              0.22             0.03              0.12

     Year-to-date oil production increased 30 percent for the reasons discussed above, contributing $350 million to oil sales. Realized oil prices rose 15 percent, increasing oil sales by $154 million.

Operating Expenses

     The table below presents a detail of our expenses:

                                                     FOR THE QUARTER ENDED                  FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                  -------------------------------     ------------------------------
                                                     2003              2002               2003             2002
                                                  ------------     --------------     ------------     -------------
                                                                           (In millions)
Depreciation, depletion and amortization (DD&A):
  Oil and gas property and equipment........      $      275       $       194        $      728       $       586
  Other assets..............................              18                15                52                45
Asset retirement obligation accretion.......              11                 -                27                 -
International impairments...................               -                 -                 -                 5
Lease operating costs (LOE).................             195               116               515               339
Gathering and transportation costs..........              17                10                44                29
Severance and other taxes...................              41                16                98                49
General and administrative expense (G&A)....              35                26                93                79
Financing costs, net........................              34                28                89                84
                                                  ----------       -----------        ----------       -----------
       Total................................      $      626       $       405        $    1,646       $     1,216
                                                  ==========       ===========       ===========       ===========

Depreciation, Depletion and Amortization

     Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future development and abandonment costs. On an equivalent barrel basis, full-cost DD&A expense increased $.39 from $6.26 per boe in the third quarter of 2002 to $6.65 per boe in 2003. The increase in the worldwide rate was driven by rate increases in the U.S., reflecting the impact of our recent acquisitions, the addition of the North Sea properties, first production in China and higher estimates of future costs to extract reserves. The China and North Sea properties carry a higher DD&A rate than our historical worldwide rate.

Lease Operating Costs

     LOE increased $78 million compared to last year's third quarter. Seventy-three percent of the increase ($57 million) in absolute costs was related to the acquisition of Gulf of Mexico and North Sea properties in 2003 and South Louisiana properties in the fourth quarter of 2002. Canada saw an increase of $12 million primarily related to acquisitions completed in the second half of 2002, higher electricity rates, and the impact of a weaker U.S. dollar. The Company also had a higher level of workover activity compared to the prior year.

     LOE increased 52 percent, or $175 million in the first nine months of 2003 compared to the same period in 2002. As indicated above, 69 percent of the increase in absolute costs was related to the BP, Shell and South Louisiana acquisitions. The remaining increase occurred in all regions, primarily in Canada as noted above.

Gathering and Transportation Costs

     Gathering and transportation costs include amounts paid by Apache to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. During the third quarter of 2003, the Company incurred $7 million more costs than in the comparable 2002 quarter, $4 million of which related to the North Sea. During the first nine months of 2003, gathering and transportation costs were $15 million more than in the first nine months of 2002. The higher year-over-year costs were from the North Sea ($7 million), Canada ($5 million) and the U.S. ($3 million).

Severance and Other Taxes

     Severance and other taxes, which generally are based on a percentage of oil and gas production revenues were $25 million higher in the third quarter of 2003 compared to the same quarter last year. Severance taxes increased $4 million as a result of increased revenues. Other taxes were $21 million higher than the 2002 quarter, $17 million of which was related to the petroleum revenue tax
(PRT) on the North Sea properties acquired from BP. The balance of the change was primarily attributable to higher Canadian tax expense, a result of higher prices, a weakened U.S. dollar and the fact that the 2002-period benefited from a tax refund.

     Severance and other taxes were 103 percent higher in the first nine months of 2003 compared to the same period in 2002. Severance taxes were $22 million higher, a result of higher revenues, while other taxes were $28 million higher. For the reasons above, the North Sea PRT tax and Canadian taxes were $23 million and $7 million higher, respectively, than the prior year.

General and Administrative Expense

     Third-quarter 2003 G&A costs were $9 million higher than the year-ago quarter. The additional $9 million is related to one-time transition costs incurred on the Gulf of Mexico properties acquired from Shell, incremental G&A related to North Sea operations and our new gas marketing operations. On a boe basis, our G&A costs were $.02 per boe higher than the year-ago quarter.

     On a year-to-date basis, G&A costs were $14 million higher than the comparable period in 2002. Forty-eight percent of the increase was associated with G&A costs related to the acquisitions from BP and Shell discussed above. Fifteen percent was related to the increase in the size of our gas marketing department necessary to support the decision to market our U.S. natural gas, which began in July 2003. The remaining 37 percent was spread among several departments including higher insurance costs on our larger asset base, consistent with our growth.

Financing Costs, Net

     Net financing costs for the third quarter of 2003 increased $6 million compared to the prior-year quarter. Interest expense increased $10 million with $5 million related to the write-off of unamortized fees triggered by the retirement of preferred interests of subsidiaries noted below. Capitalized interest increased $4 million driven by a higher unproved property balance. If net financing costs included distributions from Preferred Interests of Subsidiaries, net financing costs would have increased by approximately $4 million.

     For the first nine months of 2003, net financing costs increased $4 million compared to the same period in 2002 driven by an $11 million increase in interest expense for the reasons discussed above. Higher unproved property balances increased capitalized interest by $8 million. If net financing costs included distributions from Preferred Interests of Subsidiaries, net financing costs would have increased by less than $1 million.

Preferred Interests of Subsidiaries

     On September 26, 2003, Apache repurchased and retired preferred interests issued by three of its subsidiaries for approximately $443 million, plus an additional $1 million for accrued dividends and distributions. The transactions involved the purchase of preferred stock issued by two of the Company's subsidiaries for approximately $82 million and the retirement of a limited partnership interest in a partnership controlled by a subsidiary of the Company for approximately $361 million. Apache funded the transactions with available cash on hand and by issuing commercial paper under its existing commercial paper facility.

Provision for Income Taxes

     Third-quarter 2003 income tax expense was $110 million or 121 percent higher than the comparable prior-year quarter. The higher taxes related to both a higher net income in the 2003 quarter and $21 million of deferred tax expense recognized on Canadian operations related to the weakening of the U.S. dollar relative to the Canadian dollar. Our effective tax rate in the third quarter of 2003 of 41.90 percent compared to 38.09 percent in the 2002 quarter was a consequence of the $21 million additional deferred tax expenses discussed above. For the nine-month period of 2003, income tax expense was $410 million or 180 percent higher than the comparable 2002-period as discussed above. Similarly, our effective tax rate of 43.31 percent for the nine-month period of 2003 compared to 37.83 percent in 2002. The additional deferred tax expense related to changes in foreign currency exchange rates totaled $77 million for the nine-month period of 2003.


OIL AND GAS CAPITAL EXPENDITURES

                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ------------------------------------
                                                                            2003                    2002
                                                                         ------------            ------------
                                                                                    (In thousands)
          Exploration and development:
              United States..........................................    $   318,490             $   232,372
              Canada.................................................        419,636                 192,216
              Egypt..................................................        188,098                 114,335
              Australia..............................................         87,544                  64,559
              North Sea..............................................         23,189                       -
              Other International....................................         27,998                  21,448
                                                                         -----------             -----------

                                                                         $ 1,064,955             $   624,930
                                                                         ===========             ===========
          Capitalized Interest.......................................    $    38,072             $    30,493
                                                                         ===========             ===========
          Gas gathering, transmission and processing facilities......    $    14,439             $    23,905
                                                                         ===========             ===========
          Acquisitions:
              Oil and gas properties.................................    $ 1,501,312             $    29,855
              Gas gathering, transmission and processing facilities..          5,484                       -
                                                                         -----------             -----------
                                                                         $ 1,506,796             $    29,855
                                                                         ===========             ===========

CAPITAL RESOURCES

     Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, operating expenses, repayment of principal and interest on outstanding debt, and payment of dividends. The Company funds its exploration and development activities primarily through internally generated cash flows. Apache forecasts, for internal use by management, an annual cash flow. The annual forecasts are revised monthly and capital budgets are reviewed by management and adjusted as warranted by market conditions. The Company cannot accurately predict future oil and gas prices.

Net Cash Provided by Operating Activities

     Apache's net cash provided by operating activities during the first nine months of 2003 totaled $2.1 billion, an increase of 106 percent from $1.0 billion in the first nine months of 2002. This increase generally reflects the impact of higher prices on oil and gas production revenues and higher production levels relative to the prior-year period.

Stock Transactions

     On September 12, 2003, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to 12 cents per share from 10 cents, effective with the November 2003 payment, and to split its common stock two-for-one early in 2004, subject to shareholder approval of an increase in the authorized number of common shares.

LIQUIDITY

     The Company had $43 million in cash and cash equivalents on hand at September 30, 2003, down from $52 million at December 31, 2002. Apache's ratio of current assets to current liabilities at September 30, 2003 was 1.05 compared to 1.44 at December 31, 2002.

     On January 22, 2003, the Company completed a public offering of 9.9 million shares of Apache common stock, adjusted for the five percent common stock dividend, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used toward Apache's acquisition from BP of producing properties in the North Sea and the Gulf of Mexico.

     Apache believes that cash on hand, net cash generated from operations, short-term investments, and unused committed borrowing capacity under its $1.5 billion global credit facility will be adequate to satisfy future financial obligations and liquidity needs. The $750 million 364-day U.S. credit facility, which was scheduled to mature on June 1, 2003, was extended on the same terms for an additional one-year period and is currently scheduled to mature on May 28, 2004. As of September 30, 2003, Apache's available borrowing capacity under its global credit facility was $1.2 billion.

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

Exploiting Existing Asset Base

     We seek to maximize the value of our existing asset base by increasing production and reserves while reducing operating costs per unit. In order to achieve these objectives, we actively pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions and discoveries over the last few years, including the properties recently acquired from BP and Shell, we have increased our inventory of exploitation opportunities.

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

     The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference. Information about market risks for the quarter ended September 30, 2003 does not differ materially from the disclosure in our 2002 Form 10-K, except as noted below.

     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 87 percent of the Company's debt. At September 30, 2003, total debt included $323 million of floating-rate debt. As a result, Apache's annual interest costs in 2003 will fluctuate based on short-term interest rates on approximately 13 percent of its total debt outstanding at September 30, 2003. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $100,000 per quarter.

     On September 30, 2003, the Company had open natural gas derivative positions with a fair value of $(22) million. A 10 percent change in natural gas prices would change the fair value by plus or minus $38 million. The Company also had open oil price swap positions with a fair value of $(12) million. A 10 percent change in oil prices would change the fair value by plus or minus $17 million. Notional volumes associated with the Company's derivative contracts are shown in Note 2 to the Company's consolidated financial statements.


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

           (b)   Reports filed on Form 8-K

                 The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended September 30, 2003:

                 Item 5 - Other Events - dated September 12, 2003, filed September 18, 2003

                 Apache announced (i) an increase in the cash dividend on its common stock to 12 cents per share from 10 cents per share and
                 (ii) a split of its common stock two-for-one, subject to shareholder approval of an increase in the authorized number of common shares.

                 Item 5 - Other Events - dated September 26, 2003, filed September 30, 2003

                 In a series of related transactions on September 26, 2003, the corporation repurchased and retired preferred interests issued by three of its subsidiaries for approximately $444 million. The transactions involved the purchase of preferred stock issued by two of the corporation's subsidiaries for approximately $82 million and the retirement of a limited partnership interest in a partnership controlled by a subsidiary of the corporation for approximately $362 million. The amounts included $1 million for accrued dividends and distributions.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          APACHE CORPORATION



Dated:    November 14, 2003               /s/ Roger B. Plank
                                          -------------------------------------
                                          Roger B. Plank
                                          Executive Vice President and
                                          Chief Financial Officer



Dated:    November 14, 2003               /s/ Thomas L. Mitchell
                                          -------------------------------------
                                          Thomas L. Mitchell
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------


   12.1         -       Statement of computation of ratio of earnings to
                        fixed charges and combined fixed charges and
                        preferred stock dividends.
   31.1         -       Certification of Chief Executive Officer.
   31.2         -       Certification of Chief Financial Officer.
   32.1         -       Certification of Chief Executive Officer and Chief
                        Financial Officer.