Form 10-Q/A
period 2003-03-31
APACHE CORP
filed 2004-01-26
CIK 6769

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

                          Commission File Number 1-4300

                               APACHE CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                    41-0747868
   -------------------------------                    ----------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)



   Suite 100, One Post Oak Central                         77056-4400
 2000 Post Oak Boulevard, Houston, TX                      ----------
---------------------------------------                    (Zip Code)
(Address of Principal Executive Offices)


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


                     YES   [X]           NO   [ ]



Number of shares of Registrant's common stock, outstanding as of March 31, 2003
.........................323,203,238

                                EXPLANATORY NOTE



     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form S-3 (File No. 333-105536). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. Except where otherwise indicated, all share amounts and per share amounts have been adjusted to reflect the effects of the two-for-one stock split for our common stock declared in September 2003.



     For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 15, 2003, the filing date of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with our subsequent filings with the SEC.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                               FOR THE QUARTER ENDED MARCH 31,
                                                                          ----------------------------------------
                                                                                2003                     2002
                                                                          ---------------          ---------------
                                                                           (In thousands, except per common share
                                                                                            data)
REVENUES AND OTHER:
   Oil and gas production revenues......................................  $       975,162          $       529,389
   Other................................................................           (8,553)                  (1,393)
                                                                          ---------------          ---------------
                                                                                  966,609                  527,996
                                                                          ---------------          ---------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization.............................          214,349                  211,039
   Asset retirement obligation accretion................................            5,313                        -
   International impairments............................................                -                    4,600
   Lease operating costs................................................          134,135                  112,304
   Gathering and transportation costs...................................           11,861                    8,233
   Severance and other taxes............................................           24,554                   14,199
   General and administrative...........................................           27,831                   25,352
   Financing costs:
      Interest expense..................................................           37,696                   36,882
      Amortization of deferred loan costs...............................              531                      334
      Capitalized interest..............................................          (11,232)                 (10,022)
      Interest income...................................................           (1,074)                  (1,169)
                                                                          ---------------          ---------------
                                                                                  443,964                  401,752
                                                                          ---------------          ---------------
PREFERRED INTERESTS OF SUBSIDIARIES.....................................            3,362                    3,533
                                                                          ---------------          ---------------
INCOME BEFORE INCOME TAXES..............................................          519,283                  122,711
   Provision for income taxes...........................................          206,986                   42,039
                                                                          ---------------          ---------------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE............................          312,297                   80,672
   Cumulative effect of change in accounting principle, net of income
       tax..............................................................           26,632                        -
                                                                          ---------------          ---------------
NET INCOME..............................................................          338,929                   80,672
   Preferred stock dividends............................................            1,420                    4,908
                                                                          ---------------          ---------------
INCOME ATTRIBUTABLE TO COMMON STOCK.....................................  $       337,509          $        75,764
                                                                          ===============          ===============

BASIC NET INCOME PER COMMON SHARE:
   Before change in accounting principle................................  $           .98          $           .26
   Cumulative effect of change in accounting principle..................              .08                        -
                                                                          ---------------          ---------------
                                                                          $          1.06          $           .26
                                                                          ===============          ===============

DILUTED NET INCOME PER COMMON SHARE:
   Before change in accounting principle................................  $           .97          $           .26
   Cumulative effect of change in accounting principle..................              .08                        -
                                                                          ---------------          ---------------
                                                                          $          1.05          $           .26
                                                                          ===============          ===============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                                   -------------------------------
                                                                                       2003               2002
                                                                                   -------------     -------------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................................  $     338,929     $      80,672
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion and amortization................................        214,349           211,039
         Asset retirement obligation accretion...................................          5,313                 -
         Provision for deferred income taxes.....................................        103,427              (348)
         International impairments...............................................              -             4,600
         Cumulative effect of change in accounting principle.....................        (26,632)                -
         Other...................................................................          9,368               334
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables......................................       (229,087)          (28,973)
         (Increase) decrease in advances to oil and gas ventures and other.......         (4,268)          (18,533)
         (Increase) decrease in product inventory................................          1,009                28
         (Increase) decrease in deferred charges and other.......................          2,368              (582)
         Increase (decrease) in payables.........................................         98,551            12,774
         Increase (decrease) in accrued expenses.................................         42,225           (42,464)
         Increase (decrease) in advances from gas purchasers.....................         (4,304)           (3,903)
         Increase (decrease) in deferred credits and noncurrent liabilities......        (13,207)           (9,379)
                                                                                   -------------     -------------
             Net cash provided by operating activities...........................        538,041           205,265
                                                                                   -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment...........................................       (358,881)         (245,084)
   Acquisition of BP Gulf of Mexico properties...................................       (512,912)                -
   Proceeds from sale of short-term investments..................................              -            17,006
   Other, net....................................................................        (12,226)           (3,158)
                                                                                   -------------     -------------
             Net cash used in investing activities...............................       (884,019)         (231,236)
                                                                                   -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings..........................................................         64,753           377,939
   Payments on long-term debt....................................................       (280,300)         (344,331)
   Dividends paid................................................................        (16,787)          (18,256)
   Common stock activity.........................................................        564,324             9,390
   Treasury stock activity, net..................................................          2,594              (856)
   Cost of debt and equity transactions..........................................           (534)              (18)
                                                                                   -------------     -------------
             Net cash provided by financing activities...........................        334,050            23,868
                                                                                   -------------     -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS........................................        (11,928)           (2,103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................         51,886            35,625
                                                                                   -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $      39,958     $      33,522
                                                                                   =============     =============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                             MARCH 31,               DECEMBER 31,
                                                                                2003                     2002
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents............................................  $        39,958          $        51,886
   Receivables, net of allowance........................................          761,342                  527,687
   Inventories..........................................................          113,658                  109,204
   Drilling advances....................................................           42,824                   45,298
   Prepaid assets and other.............................................           40,384                   32,706
                                                                          ---------------          ---------------
                                                                                  998,166                  766,781
                                                                          ---------------          ---------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties.................................................       13,914,265               12,827,459
      Unproved properties and properties under development, not being
         amortized......................................................          817,509                  656,272
   Gas gathering, transmission and processing facilities................          792,816                  784,271
   Other................................................................          200,772                  194,685
                                                                          ---------------          ---------------
                                                                               15,725,362               14,462,687
   Less:  Accumulated depreciation, depletion and amortization..........       (6,082,411)              (5,997,102)
                                                                          ---------------          ---------------
                                                                                9,642,951                8,465,585
                                                                          ---------------          ---------------
OTHER ASSETS:
   Goodwill, net........................................................          189,252                  189,252
   Deferred charges and other...........................................           41,913                   38,233
                                                                          ---------------          ---------------
                                                                          $    10,872,282          $     9,459,851
                                                                          ===============          ===============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                             MARCH 31,               DECEMBER 31,
                                                                               2003                     2002
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.....................................................  $       315,453          $       214,288
   Accrued operating expense............................................           46,505                   47,382
   Accrued exploration and development..................................          180,110                  146,871
   Accrued compensation and benefits....................................           12,988                   32,680
   Accrued interest.....................................................           42,260                   30,880
   Accrued income taxes.................................................           85,909                   44,256
   Other................................................................           45,380                   15,878
                                                                          ---------------          ---------------
                                                                                  728,605                  532,235
                                                                          ---------------          ---------------
LONG-TERM DEBT..........................................................        1,943,364                2,158,815
                                                                          ---------------          ---------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes.........................................................        1,227,178                1,120,609
   Advances from gas purchasers.........................................          121,149                  125,453
   Asset retirement obligation..........................................          450,040                        -
   Oil and gas derivative instruments...................................            7,884                    3,507
   Other................................................................          153,874                  158,326
                                                                          ---------------          ---------------
                                                                                1,960,125                1,407,895
                                                                          ---------------          ---------------

PREFERRED INTERESTS OF SUBSIDIAIRES.....................................          437,088                  436,626
                                                                          ---------------          ---------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized - Series
      B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding..........................           98,387                   98,387
   Common stock, $0.625 par, 430,000,000 shares authorized,
      331,465,150 and 310,929,080 shares issued, respectively...........          207,166                  194,331
   Paid-in capital......................................................        4,009,703                3,427,450
   Retained earnings....................................................        1,722,086                1,427,607
   Treasury stock, at cost, 8,261,912 and 8,422,656 shares,
      respectively......................................................         (108,447)                (110,559)
   Accumulated other comprehensive loss.................................         (125,795)                (112,936)
                                                                          ---------------          ---------------
                                                                                5,803,100                4,924,280
                                                                          ---------------          ---------------
                                                                          $    10,872,282          $     9,459,851
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                             SERIES B    SERIES C
                                            COMPREHENSIVE   PREFERRED   PREFERRED     COMMON      PAID-IN
(In thousands)                                 INCOME         STOCK       STOCK       STOCK       CAPITAL
                                            -------------   ----------  ----------  ----------  ------------
BALANCE AT DECEMBER 31, 2001..............                  $   98,387  $  208,207  $  185,288  $  2,803,825
   Comprehensive income (loss):
     Net income...........................  $      80,672            -           -           -             -
     Currency translation adjustments.....         (1,115)           -           -           -             -
     Commodity hedges, net of income tax
       benefit of $3,069..................         (4,020)           -           -           -             -
     Marketable securities, net of income
       tax benefit of $67.................           (125)           -           -           -             -
                                            -------------
   Comprehensive income...................  $      75,412
                                            =============
   Dividends:
     Preferred............................                           -           -           -             -
     Common ($.05 per share)..............                           -           -           -             -
   Common shares issued...................                           -         (36)        344        10,393
   Treasury shares issued, net............                           -           -           -           595
   Other..................................                           -           -           -          (119)
                                                            ----------  ----------  ----------  ------------
BALANCE AT MARCH 31, 2002.................                  $   98,387  $  208,171  $  185,632  $  2,814,694
                                                            ==========  ==========  ==========  ============

BALANCE AT DECEMBER 31, 2002..............                  $   98,387  $        -  $  194,331  $  3,427,450
   Comprehensive income (loss):
     Net income...........................  $     338,929            -           -           -             -
     Commodity hedges, net of income tax
       benefit of $7,625..................        (12,859)           -           -           -             -
                                            -------------
   Comprehensive income...................  $     326,070
                                            =============
   Dividends:
     Preferred............................                           -           -           -             -
     Common ($.05 per share)..............                           -           -           -             -
   Five percent common stock dividend.....                           -           -         607        25,307
   Common shares issued...................                           -           -      12,228       556,068
   Treasury shares issued, net............                           -           -           -           482
   Other..................................                           -           -           -           396
                                                            ----------  ----------  ----------  ------------
BALANCE AT MARCH 31, 2003.................                  $   98,387  $        -  $  207,166  $  4,009,703
                                                            ==========  ==========  ==========  ============

                                                                        ACCUMULATED
                                                                          OTHER           TOTAL
                                              RETAINED     TREASURY    COMPREHENSIVE   SHAREHOLDERS'
(In thousands)                                EARNINGS      STOCK      INCOME (LOSS)      EQUITY
                                            -----------   ----------- ---------------  -------------
BALANCE AT DECEMBER 31, 2001..............  $ 1,336,478   $ (111,885)  $    (101,817)  $   4,418,483
   Comprehensive income (loss):
     Net income...........................       80,672            -               -          80,672
     Currency translation adjustments.....            -            -          (1,115)         (1,115)
     Commodity hedges, net of income tax
       benefit of $3,069..................            -            -          (4,020)         (4,020)
     Marketable securities, net of income
       tax benefit of $67.................            -            -            (125)           (125)
   Comprehensive income...................
   Dividends:
     Preferred............................       (4,908)           -               -          (4,908)
     Common ($.05 per share)..............      (13,356)           -               -         (13,356)
   Common shares issued...................            -            -               -          10,701
   Treasury shares issued, net............            -        1,149               -           1,744
   Other..................................            -            -               -            (119)
                                            -----------   ----------   -------------   -------------
BALANCE AT MARCH 31, 2002.................  $ 1,398,886   $ (110,736)  $    (107,077)  $   4,487,957
                                            ===========   ==========   =============   =============

BALANCE AT DECEMBER 31, 2002..............  $ 1,427,607   $ (110,559)  $    (112,936)  $   4,924,280
   Comprehensive income (loss):
     Net income...........................      338,929            -               -         338,929
     Commodity hedges, net of income tax
       benefit of $7,625..................            -            -         (12,859)        (12,859)
   Comprehensive income...................
   Dividends:
     Preferred............................       (1,420)           -               -          (1,420)
     Common ($.05 per share)..............      (17,116)           -               -         (17,116)
   Five percent common stock dividend.....      (25,914)           -               -               -
   Common shares issued...................            -            -               -         568,296
   Treasury shares issued, net............            -        2,112               -           2,594
   Other..................................            -            -               -             396
                                            -----------   ----------   -------------   -------------
BALANCE AT MARCH 31, 2003.................  $ 1,722,086   $ (108,447)  $    (125,795)  $   5,803,100
                                            ===========   ==========   =============   =============


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


         On December 18, 2002, the Company declared a five percent stock dividend payable on April 2, 2003, to shareholders of record on March 12, 2003. On September 11, 2003, the Company declared a two-for-one stock split, paid January 14, 2004, to shareholders of record on December 31, 2003. Quarterly share and per share information for 2002 and 2003 have been restated to reflect this stock dividend and the two-for-one stock split.


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

         Presented below is a breakdown of the cash consideration given for the BP transactions:



                                      U.S. -          U.K. -
         IN THOUSANDS            GULF OF MEXICO      NORTH SEA         TOTAL*
-----------------------------   ----------------   --------------   ------------
Proved Property                 $        520,110   $      854,835   $  1,374,945
Unproved Property                         57,500           65,000        122,500
Working Capital acquired, net                  -           10,957         10,957
Asset Retirement Obligation              (69,000)        (250,887)      (319,887)
Deferred Tax Liability                         -          (50,381)       (50,381)
                                ----------------   --------------   ------------
Cash consideration              $        508,610   $      629,524   $  1,138,134
                                ================   ==============   ============



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


                                                   FOR THE THREE MONTHS              FOR THE THREE MONTHS
                                                   ENDED MARCH 31, 2003              ENDED MARCH 31, 2002
                                              ------------------------------    ------------------------------
                                              AS REPORTED        PRO FORMA       AS REPORTED       PRO FORMA
                                              ------------     -------------    -------------    -------------
                                                          (In thousands, except per common share data)
Revenues....................................  $    966,609     $   1,070,734    $     527,996    $     620,274
Net income..................................       338,929           367,607           80,672           99,752
Preferred stock dividends...................         1,420             1,420            4,908            4,908
Income attributable to common stock.........       337,509           366,187           75,764           94,844

Net income per common share:
    Basic...................................  $       1.06     $        1.13    $        0.26    $        0.31
    Diluted.................................          1.05              1.13             0.26             0.31

Average common shares outstanding (1).......       318,509           322,910          288,318          308,121



(1) Pro forma shares assume the issuance of 19.8 million common shares, adjusted for the five percent common stock dividend and the two-for-one common stock split, as of the beginning of each period presented.


2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES


         Apache uses a variety of strategies to manage its exposure to fluctuations in commodity prices. As established by the Company's hedging policy, Apache primarily enters into cash flow hedges in connection with certain acquisitions to protect against commodity price volatility. The success of these acquisitions is significantly influenced by Apache's ability to achieve targeted production at forecasted prices. These hedges effectively reduce price risk on a portion of the production from the acquisitions.

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


PRODUCTION                        TOTAL VOLUMES  WEIGHTED AVERAGE  FAIR VALUE ASSET/
  PERIOD      INSTRUMENT TYPE      (MMBTU/BBL)    FLOOR/CEILING        LIABILITY
----------  --------------------  -------------  ----------------  -----------------
                                                                     (In thousands)
   2003            Collars          13,750,000    $  3.50 / 6.09     $   (3,142)
            Gas Fixed-Price Swap    55,000,000          5.18              2,010
            Oil Fixed-Price Swap    13,750,000         26.59            (12,903)

   2004            Collars          18,300,000      3.25 / 5.81          (4,330)
            Gas Fixed-Price Swap    51,240,000         4.52              (5,444)
            Oil Fixed-Price Swap     1,550,000        26.59               1,319

   2005            Collars           9,050,000     3.25 / 5.20           (2,407)


         In addition to the fixed-price swaps and options, Apache entered into a separate crude oil physical sales contract with BP. The sales contract qualifies for the normal purchase and sale exemption of SFAS No. 133 and, therefore, the Company has designated and accounted for the contract under the accrual method. As of March 31, 2003, the outstanding terms of the contract were as follows:


CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
-----------------------------------------------------
PRODUCTION           TOTAL VOLUMES          AVERAGE
  PERIOD               (BARRELS)          FIXED PRICE
----------           -------------        -----------
 2003                  6,875,000           $   25.32

 2004                 14,175,000               22.24



         A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below (in thousands):



                                                                 GROSS       AFTER-TAX
                                                             ------------   -----------
Unrealized loss on derivatives at December 31, 2002........  $     (7,141)  $    (4,186)
Net losses realized into earnings..........................        40,445        25,221
Net change in derivative fair value........................       (60,929)      (38,080)
                                                             ------------   -----------
Unrealized loss on derivatives at March 31, 2003...........  $    (27,625)  $   (17,045)
                                                             ============   ===========



         The unrealized loss in other comprehensive income of $27.6 million is expected to be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Losses of $19.7 million ($12.1 million after tax) are expected to be realized over the next twelve months; however, these amounts could vary materially as a result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with SFAS 133, as amended.


3.       CAPITAL STOCK


         On January 22, 2003, the Company completed a public offering of 19.8 million shares of Apache common stock, adjusted for the five percent common stock dividend and the two-for-one common stock split, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used toward the purchase of Apache's acquisition from BP of producing properties in the U.K. North Sea and the Gulf of Mexico.

4.       NET INCOME PER COMMON SHARE

         A reconciliation of the components of basic and diluted net income per common share is presented in the table below:


                                                           FOR THE QUARTER ENDED MARCH 31,
                                          ---------------------------------------------------------------
                                                       2003                            2002
                                          ------------------------------   ------------------------------
                                           INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE
                                          --------  --------  ----------   --------  --------   ---------
                                                    (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock..   $337,509   318,509  $     1.06   $ 75,764   288,318   $    .26
                                                              ==========                        ========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other..............          -     2,650                      -     3,217
  Series C Preferred Stock (1).........          -         -                      -         -
                                          --------  --------               --------  --------

DILUTED:
  Income attributable to common stock,
   including assumed conversions.......   $337,509   321,159  $     1.05   $ 75,764   291,535   $    .26
                                          ========  ========  ==========   ========  ========   ========


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


                                                        FOR THE QUARTER ENDED MARCH 31,
                                                        -------------------------------
                                                            2003               2002
                                                        ------------      -------------
                                                                (In thousands)
Income attributable to Common Stock, as reported...     $    337,509      $      75,764

Add: Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects.....................................              356                520

Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects......           (4,501)            (4,863)
                                                        ------------      -------------
Pro forma Income Attributable to Common Stock......     $    333,364      $     71,421
                                                        ============      =============

Net Income per Common Share:
   Basic:
     As reported...................................     $       1.06      $        0.26
     Pro forma.....................................             1.05               0.25
   Diluted:
     As reported...................................             1.05               0.26
     Pro forma.....................................             1.03               0.25

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

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         The following table provides supplemental disclosure of cash flow information:


                                                      FOR THE QUARTER ENDED MARCH 31,
                                                      -------------------------------
                                                          2003               2002
                                                      ------------      -------------
                                                              (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized).............  $     12,017      $      13,683
  Income taxes (net of refunds).....................        61,948             32,656


7.       BUSINESS SEGMENT INFORMATION

         Apache has five reportable segments which are primarily in the business of natural gas and crude oil exploration and production. The Company evaluates segment performance based on results from oil and gas sales and lease level expenses. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:


                                                                                                   OTHER
                                          UNITED STATES    CANADA        EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                                          -------------  -----------  -----------  -----------  -------------  -----------
                                                                          (IN THOUSANDS)
FOR THE QUARTER ENDED MARCH 31, 2003

Oil and Gas Production Revenues.........  $     472,153  $   223,403  $   175,363  $   102,274  $       1,969  $   975,162
                                          =============  ===========  ===========  ===========  =============  ===========

Operating Income (1)....................  $     277,941  $   136,575  $   113,706  $    56,059  $         669  $   584,950
                                          =============  ===========  ===========  ===========  =============

Other Income (Expense):
   Other revenues (losses)..............                                                                            (8,553)
   General and administrative...........                                                                           (27,831)
   Preferred interests of subsidiaries..                                                                            (3,362)
   Financing costs, net.................                                                                           (25,921)
                                                                                                               -----------
Income Before Income Taxes..............                                                                       $   519,283
                                                                                                               ===========

Total Assets............................  $   5,345,524  $ 2,652,260  $ 1,749,675  $   950,629  $     174,194  $10,872,282
                                          =============  ===========  ===========  ===========  =============  ===========

FOR THE QUARTER ENDED MARCH 31, 2002

Oil and Gas Production Revenues.........  $     223,326  $   112,410  $   117,777  $    74,446  $       1,430  $   529,389
                                          =============  ===========  ===========  ===========  =============  ===========

Operating Income (Loss)  (1)............  $      52,604  $    35,947  $    60,870  $    33,635  $      (4,042) $   179,014
                                          =============  ===========  ===========  ===========  =============

Other Income (Expense):
   Other revenues (losses)..............                                                                            (1,393)
   General and administrative...........                                                                           (25,352)
   Preferred interests of subsidiaries..                                                                            (3,533)
   Financing costs, net.................                                                                           (26,025)
                                                                                                               -----------
Income Before Income Taxes..............                                                                       $   122,711
                                                                                                               ===========

Total Assets............................  $   4,089,657  $ 2,213,727  $ 1,597,582  $   896,415  $     166,944  $ 8,964,325
                                          =============  ===========  ===========  ===========  =============  ===========


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


         The following table describes all changes to the Company's asset retirement obligation liability since adoption (in thousands):



Asset retirement obligation upon adoption on January 1, 2003.....      $       368,537
Liabilities incurred.............................................               74,030
Liabilities settled..............................................               (4,337)
Accretion expense................................................                5,313
Revisions and foreign currency fluctuation.......................                6,497
                                                                       ---------------
Asset retirement obligation at March 31, 2003....................      $       450,040
                                                                       ===============


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



9.       RECENT ACCOUNTING DEVELOPMENTS



         The Company has taken note of a July 2003 inquiry to the Financial Accounting Standards Board regarding whether or not contract-based oil and gas mineral rights held by lease or contract ("mineral rights") should be recorded or disclosed as intangible assets. The inquiry presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations," and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141, and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001 with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 scopes out accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies. Apache does not believe that SFAS No. 141 or 142 change the classification of oil and gas mineral rights and the Company continues to classify these assets as part of oil and gas properties. The Emerging Issues Task Force (EITF) has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how Apache classifies these assets.



         Should such a change be required, the amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible undeveloped mineral interest" was $127 million as of March 31, 2003. The amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible developed mineral interest" was $729 million as of March 31, 2003. Intangible developed mineral interest amounts are presented net of accumulated depletion, depreciation and amortization (DD&A). Accumulated DD&A was estimated using historical depletion rates applied proportionately to the costs of the acquisitions to be classified as "intangible developed mineral interest". The amounts noted above only include mineral rights acquired in business combinations or major asset purchases, and exclude those acquired individually or in groups as we have not historically tracked these in this manner. The Company has also not historically tracked the amount of mineral rights in the proved property balances related to producing leases or relinquished leases. We are currently identifying a methodology to do so for transactions subsequent to June 30, 2001.



         The numbers above are based on our understanding of the issue before the EITF, if all mineral rights associated with unevaluated property and producing reserves were deemed to be intangible assets:



         - mineral rights with proved reserves that were acquired after June 30, 2001 and mineral rights with no proved reserves would be classified as intangible assets and would not be included in oil and gas properties on our consolidated balance sheet;



         - results of operations and cash flows would not be materially affected because mineral rights would continue to be amortized in accordance with full cost accounting rules; and



         - disclosures required by SFAS Nos. 141 and 142 relative to intangibles would be included in the notes to our financial statements.



         If the accounting for mineral rights is ultimately changed, transitional guidance for intangible assets permits the reclassification of only amounts acquired after the effective date of SFAS Nos. 141 and 142 if records were not previously maintained to track acquisition costs based on their intangible or tangible nature. Lack of these records prior to the effective date could result in the loss of comparability between historical balances of tangible and intangible asset balances and among companies in the industry.



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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2003



                                                                               APACHE        APACHE
                                                  APACHE         APACHE        FINANCE       FINANCE
                                                CORPORATION   NORTH AMERICA   AUSTRALIA      CANADA
                                                -----------   -------------  -----------   -----------
                                                                    (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues............  $   376,167    $          -  $         -   $         -
   Equity in net income (loss) of affiliates..      179,358           8,947       11,925        28,195
   Other......................................       (3,616)              -            -             -
                                                -----------    ------------  -----------   -----------
                                                    551,909           8,947       11,925        28,195
                                                -----------    ------------  -----------   -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...       67,618               -            -             -
   Asset retirement obligation accretion......        2,764               -            -             -
   Lease operating costs......................       58,767               -            -             -
   Gathering and transportation costs.........        4,485               -            -             -
   Severance and other taxes..................       14,357               -            -            42
   General and administrative.................       23,703               -            -             -
   Financing costs, net.......................       21,099               -        4,512        10,169
                                                -----------    ------------  -----------   -----------
                                                    192,793               -        4,512        10,211
                                                -----------    ------------  -----------   -----------

PREFERRED INTERESTS OF SUBSIDIARIES...........            -               -            -             -
                                                -----------    ------------  -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES.............      359,116           8,947        7,413        17,984
   Provision (benefit) for income taxes.......       39,944               -       (1,534)       (4,112)
                                                -----------    ------------  -----------   -----------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE........................      319,172           8,947        8,947        22,096
   Cumulative effect of change in accounting
      principle, net of income tax............       19,757               -            -             -
                                                -----------    ------------  -----------   -----------

NET INCOME....................................      338,929           8,947        8,947        22,096
   Preferred stock dividends..................        1,420               -            -             -
                                                -----------    ------------  -----------   -----------
INCOME ATTRIBUTABLE TO COMMON STOCK...........  $   337,509    $      8,947  $     8,947   $    22,096
                                                ===========    ============  ===========   ===========

                                                 ALL OTHER
                                                SUBSIDIARIES
                                                  OF APACHE    RECLASSIFICATIONS
                                                CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                -----------    -----------------  ------------
                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues............  $    654,267   $        (55,272)  $    975,162
   Equity in net income (loss) of affiliates..        (9,077)          (219,348)             -
   Other......................................        (4,937)                 -         (8,553)
                                                ------------   ----------------   ------------
                                                     640,253           (274,620)       966,609
                                                ------------   ----------------   ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...       146,731                  -        214,349
   Asset retirement obligation accretion......         2,549                  -          5,313
   Lease operating costs......................       130,640            (55,272)       134,135
   Gathering and transportation costs.........         7,376                  -         11,861
   Severance and other taxes..................        10,155                  -         24,554
   General and administrative.................         4,128                  -         27,831
   Financing costs, net.......................        (9,859)                 -         25,921
                                                ------------   ----------------   ------------
                                                     291,720            (55,272)       443,964
                                                ------------   ----------------   ------------

PREFERRED INTERESTS OF SUBSIDIARIES...........         3,362                  -          3,362
                                                ------------   ----------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES.............       345,171           (219,348)       519,283
   Provision (benefit) for income taxes.......       172,688                  -        206,986
                                                ------------   ----------------   ------------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE........................       172,483           (219,348)       312,297
   Cumulative effect of change in accounting
      principle, net of income tax............         6,875                  -         26,632
                                                ------------   ----------------   ------------

NET INCOME....................................       179,358           (219,348)       338,929
   Preferred stock dividends..................             -                  -          1,420
                                                ------------   ----------------   ------------
INCOME ATTRIBUTABLE TO COMMON STOCK...........  $    179,358   $       (219,348)  $    337,509
                                                ============   ================   ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                               APACHE        APACHE
                                                  APACHE         APACHE        FINANCE       FINANCE
                                                CORPORATION   NORTH AMERICA   AUSTRALIA      CANADA
                                                -----------   -------------  -----------   -----------
                                                                    (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues............  $   161,869   $          -   $         -   $         -
   Equity in net income (loss) of affiliates..       68,616          4,502         7,480        14,438
   Other......................................          185              -             -             -
                                                -----------   ------------   -----------   -----------
                                                    230,670          4,502         7,480        14,438
                                                -----------   ------------   -----------   -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...       53,704              -             -             -
   International impairments..................            -              -             -             -
   Lease operating costs......................       50,967              -             -             -
   Gathering and transportation costs.........        2,941              -             -             -
   Severance and other taxes..................        6,632              -             -             9
   General and administrative.................       21,475              -             -             -
   Financing costs, net.......................       15,683              -         4,512        10,229
                                                -----------   ------------   -----------   -----------
                                                    151,402              -         4,512        10,238
                                                -----------   ------------   -----------   -----------

PREFERRED INTERESTS OF SUBSIDIARIES...........            -              -             -             -
                                                -----------   ------------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES.............       79,268          4,502         2,968         4,200
   Provision (benefit) for income taxes.......       (1,404)             -        (1,534)       (4,464)
                                                -----------   ------------   -----------   -----------

NET INCOME....................................       80,672          4,502         4,502         8,664
   Preferred stock dividends..................        4,908              -             -             -
                                                -----------   ------------   -----------   -----------
INCOME ATTRIBUTABLE TO COMMON STOCK...........  $    75,764   $      4,502   $     4,502   $     8,664
                                                ===========   ============   ===========   ===========

                                                 ALL OTHER
                                                SUBSIDIARIES
                                                 OF APACHE    RECLASSIFICATIONS
                                                CORPORATION   & ELIMINATIONS     CONSOLIDATED
                                                ------------  -----------------  ------------
                                                              (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues............  $    407,541  $        (40,021)  $    529,389
   Equity in net income (loss) of affiliates..        (8,752)          (86,284)             -
   Other......................................        (1,578)                -         (1,393)
                                                ------------  ----------------   ------------
                                                     397,211          (126,305)       527,996
                                                ------------  ----------------   ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...       157,335                 -        211,039
   International impairments..................         4,600                 -          4,600
   Lease operating costs......................       101,358           (40,021)       112,304
   Gathering and transportation costs.........         5,292                 -          8,233
   Severance and other taxes..................         7,558                 -         14,199
   General and administrative.................         3,877                 -         25,352
   Financing costs, net.......................        (4,399)                -         26,025
                                                ------------  ----------------   ------------
                                                     275,621           (40,021)       401,752
                                                ------------  ----------------   ------------

PREFERRED INTERESTS OF SUBSIDIARIES...........         3,533                 -          3,533
                                                ------------  ----------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES.............       118,057           (86,284)       122,711
   Provision (benefit) for income taxes.......        49,441                 -         42,039
                                                ------------  ----------------   ------------

NET INCOME....................................        68,616           (86,284)        80,672
   Preferred stock dividends..................             -                 -          4,908
                                                ------------  ----------------   ------------
INCOME ATTRIBUTABLE TO COMMON STOCK...........  $     68,616  $        (86,284)  $     75,764
                                                ============  ================   ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2003



                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
                                                                                  (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $  (620,860)     $         -      $    (3,500)     $    (4,333)
                                                       -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (102,386)               -                -                -
  Acquisitions.....................................       (512,912)               -                -                -
  Investment in subsidiaries, net..................        113,844           (3,500)               -                -
  Other, net.......................................         (3,953)               -                -                -
                                                       -----------      -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES..............       (505,407)          (3,500)               -                -
                                                       -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................        859,508                -                -              (66)
  Payments on long-term debt.......................       (280,300)               -                -                -
  Dividends paid...................................        (16,787)               -                -                -
  Common stock activity............................        564,324            3,500            3,500            4,363
  Treasury stock activity, net.....................          2,594                -                -                -
  Cost of debt and equity transactions.............           (534)               -                -                -
                                                       -----------      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........      1,128,805            3,500            3,500            4,297
                                                       -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................          2,538                -                -              (36)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................            224                -                2              127
                                                       -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $     2,762      $         -      $         2      $        91
                                                       ===========      ===========      ===========      ===========

                                                            ALL OTHER
                                                           SUBSIDIARIES
                                                            OF APACHE      RECLASSIFICATIONS
                                                           CORPORATION       & ELIMINATIONS     CONSOLIDATED
                                                           ------------    ---------------      ------------
                                                                             IN THOUSANDS
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................        $ 1,166,734       $          -       $   538,041
                                                           -----------       ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............           (256,495)                 -          (358,881)
  Acquisitions.....................................                  -                  -          (512,912)
  Investment in subsidiaries, net..................           (846,747)           736,403                 -
  Other, net.......................................             (8,273)                 -           (12,226)
                                                           -----------       ------------       -----------
NET CASH USED IN INVESTING ACTIVITIES..............         (1,111,515)           736,403          (884,019)
                                                           -----------       ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................            (90,957)          (703,732)           64,753
  Payments on long-term debt.......................                  -                  -          (280,300)
  Dividends paid...................................                  -                  -           (16,787)
  Common stock activity............................             21,308            (32,671)          564,324
  Treasury stock activity, net.....................                  -                  -             2,594
  Cost of debt and equity transactions.............                  -                  -              (534)
                                                           -----------       ------------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........            (69,649)          (736,403)          334,050
                                                           -----------       ------------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................            (14,430)                 -           (11,928)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................             51,533                  -            51,886
                                                           -----------       ------------       -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................        $    37,103       $          -       $    39,958
                                                           ===========       ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                                              APACHE           APACHE
                                                            APACHE           APACHE           FINANCE          FINANCE
                                                          CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                         -------------    -------------     -----------     -------------
                                                                                    (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES..........................................   $  (524,773)      $         -      $    (3,545)     $      (476)
                                                         -----------       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.................       (69,337)                -                -                -
  Proceeds from sales of oil and gas properties.......           650                 -                -                -
  Proceeds from sale of U.S. Government Agency Notes..             -                 -                -                -
  Investment in subsidiaries, net.....................       (69,435)           (3,500)               -                -
  Other, net..........................................          (846)                -                -                -
                                                         -----------       -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES.................      (138,968)           (3,500)               -                -
                                                         -----------       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings................................       730,467                 -               45              476
  Payments on long-term debt..........................       (62,805)                -                -                -
  Dividends paid......................................       (18,256)                -                -                -
  Common stock activity...............................         9,390             3,500            3,500                -
  Treasury stock activity, net........................          (856)                -                -                -
  Cost of debt and equity transactions................           (18)                -                -                -
                                                         -----------       -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............       657,922             3,500            3,545              476
                                                         -----------       -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS....................................        (5,819)                -                -                -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR...................................         6,383                 -                2                -
                                                         -----------       -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD.......................................   $       564       $         -      $         2      $         -
                                                         ===========       ===========      ===========      ===========

                                                              ALL OTHER
                                                             SUBSIDIARIES
                                                              OF APACHE      RECLASSIFICATIONS
                                                             CORPORATION     & ELIMINATIONS      CONSOLIDATED
                                                             ------------    ---------------     -------------
                                                                              IN THOUSANDS
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES..........................................        $   734,059      $          -       $   205,265
                                                              -----------      ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.................           (175,747)                -          (245,084)
  Proceeds from sales of oil and gas properties.......                146                 -               796
  Proceeds from sale of U.S. Government Agency Notes..             17,006                 -            17,006
  Investment in subsidiaries, net.....................           (506,056)          578,991                 -
  Other, net..........................................             (3,108)                -            (3,954)
                                                              -----------      ------------       -----------
NET CASH USED IN INVESTING ACTIVITIES.................           (667,759)          578,991          (231,236)
                                                              -----------      ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings................................            192,265          (545,314)          377,939
  Payments on long-term debt..........................           (281,526)                -          (344,331)
  Dividends paid......................................                  -                 -           (18,256)
  Common stock activity...............................             26,677           (33,677)            9,390
  Treasury stock activity, net........................                  -                 -              (856)
  Cost of debt and equity transactions................                  -                 -               (18)
                                                              -----------      ------------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............            (62,584)         (578,991)           23,868
                                                              -----------      ------------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS....................................              3,716                 -            (2,103)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR...................................             29,240                 -            35,625
                                                              -----------      ------------       -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD.......................................        $    32,956      $          -       $    33,522
                                                              ===========      ============       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2003



                                                                                            APACHE           APACHE
                                                          APACHE           APACHE           FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA      AUSTRALIA         CANADA
                                                       -------------    -------------    -------------    -------------
                                                                                   (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $     2,762      $         -      $         2      $        91
  Receivables, net of allowance..................          273,704                -                -                -
  Inventories....................................           13,585                -                -                -
  Drilling advances and others...................           16,468                -                -                -
                                                       -----------      -----------      -----------      -----------
                                                           306,519                -                2               91
                                                       -----------      -----------      -----------      -----------

PROPERTY AND EQUIPMENT, NET......................        4,247,546                -                -                -
                                                       -----------      -----------      -----------      -----------

OTHER ASSETS:
  Intercompany receivable, net...................          931,026                -             (662)        (253,785)
  Goodwill, net..................................                -                -                -                -
  Equity in affiliates...........................        3,199,874          154,693          414,392        1,003,028
  Deferred charges and other.....................           34,558                -                -            2,450
                                                       -----------      -----------      -----------      -----------
                                                       $ 8,719,523      $   154,693      $   413,732      $   751,784
                                                       ===========      ===========      ===========      ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $   168,576      $         -      $         -      $         -
  Other accrued expenses.........................          165,101                -            1,888            6,761
                                                       -----------      -----------      -----------      -----------
                                                           333,677                -            1,888            6,761
                                                       -----------      -----------      -----------      -----------
LONG-TERM DEBT...................................        1,294,926                -          268,842          297,027
                                                       -----------      -----------      -----------      -----------

DEFERRED CREDITS AND OTHER
 NONCURRENT LIABILITIES:
  Income taxes...................................          767,866                -          (11,691)          (1,252)
  Advances from gas purchasers...................          121,149                -                -                -
  Asset retirement obligation....................          261,667                -                -                -
  Other..........................................          137,138                -                -                -
                                                       -----------      -----------      -----------      -----------
                                                         1,287,820                -          (11,691)          (1,252)
                                                       -----------      -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............                -                -                -                -
                                                       -----------      -----------      -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................        5,803,100          154,693          154,693          449,248
                                                       -----------      -----------      -----------      -----------
                                                       $ 8,719,523      $   154,693      $   413,732      $   751,784
                                                       ===========      ===========      ===========      ===========

                                                           ALL OTHER
                                                          SUBSIDIARIES
                                                           OF APACHE      RECLASSIFICATIONS
                                                          CORPORATION      & ELIMINATIONS    CONSOLIDATED
                                                          ------------    ---------------    -------------
                                                                           (IN THOUSANDS)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................         $    37,103       $          -     $    39,958
  Receivables, net of allowance..................             487,638                  -         761,342
  Inventories....................................             100,073                  -         113,658
  Drilling advances and others...................              66,740                  -          83,208
                                                          -----------       ------------     -----------
                                                              691,554                  -         998,166
                                                          -----------       ------------     -----------

PROPERTY AND EQUIPMENT, NET......................           5,395,405                  -       9,642,951
                                                          -----------       ------------     -----------

OTHER ASSETS:
  Intercompany receivable, net...................            (676,579)                 -               -
  Goodwill, net..................................             189,252                  -         189,252
  Equity in affiliates...........................            (813,479)        (3,958,508)              -
  Deferred charges and other.....................               4,905                  -          41,913
                                                          -----------       ------------     -----------
                                                          $ 4,791,058       $ (3,958,508)    $10,872,282
                                                          ===========       ============     ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................         $   146,877       $          -     $   315,453
  Other accrued expenses.........................             239,402                  -         413,152
                                                          -----------       ------------     -----------
                                                              386,279                  -         728,605
                                                          -----------       ------------     -----------
LONG-TERM DEBT...................................              82,569                  -       1,943,364
                                                          -----------       ------------     -----------

DEFERRED CREDITS AND OTHER
 NONCURRENT LIABILITIES:
  Income taxes...................................             472,255                  -       1,227,178
  Advances from gas purchasers...................                   -                  -         121,149
  Asset retirement obligation....................             188,373                  -         450,040
  Other..........................................              24,620                  -         161,758
                                                          -----------       ------------     -----------
                                                              685,248                  -       1,960,125
                                                          -----------       ------------     -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............             437,088                  -         437,088
                                                          -----------       ------------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.............................           3,199,874         (3,958,508)      5,803,100
                                                          -----------       ------------     -----------
                                                          $ 4,791,058       $ (3,958,508)    $10,872,282
                                                          ===========       ============     ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002


                                                                                           APACHE
                                                          APACHE           APACHE          FINANCE            APACHE
                                                        CORPORATION     NORTH AMERICA     AUSTRALIA       FINANCE CANADA
                                                       ------------     -------------     ---------       --------------
                                                                                  (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................     $       224      $         -      $         2      $       127
  Receivables, net of allowance...................         121,410                -                -                -
  Inventories.....................................          15,509                -                -                -
  Drilling advances and others....................          19,468                -                -                -
                                                       -----------      -----------      -----------      -----------
                                                           156,611                -                2              127
                                                       -----------      -----------      -----------      -----------

PROPERTY AND EQUIPMENT, NET.......................       3,403,716                -                -                -
                                                       -----------      -----------      -----------      -----------

OTHER ASSETS:
  Intercompany receivable, net....................       1,146,086                -             (662)        (253,851)
  Goodwill, net...................................               -                -                -                -
  Equity in affiliates............................       2,994,954          142,422          402,596          958,382
  Deferred charges and other......................          31,804                -                -            2,472
                                                       -----------      -----------      -----------      -----------
                                                       $ 7,733,171      $   142,422      $   401,936      $   707,130
                                                       ===========      ===========      ===========      ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................     $   124,152      $         -      $         -      $         -
  Other accrued expenses..........................         134,191                -            2,229            1,263
                                                       -----------      -----------      -----------      -----------
                                                           258,343                -            2,229            1,263
                                                       -----------      -----------      -----------      -----------

LONG-TERM DEBT....................................       1,550,645                -          268,795          297,019
                                                       -----------      -----------      -----------      -----------

DEFERRED CREDITS AND OTHER
 NONCURRENT LIABILITIES:
  Income taxes....................................         736,661                -          (11,510)          (1,205)
  Advances from gas purchasers....................         125,453                -                -                -
  Oil and gas derivative instruments..............           3,507                -                -                -
  Other...........................................         134,282                -                -                -
                                                       -----------      -----------      -----------      -----------
                                                           999,903                -          (11,510)          (1,205)
                                                       -----------      -----------      -----------      -----------
PREFERRED INTERESTS OF SUBSIDIARIES...............               -                -                -                -
                                                       -----------      -----------      -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................       4,924,280          142,422          142,422          410,053
                                                       -----------      -----------      -----------      -----------
                                                       $ 7,733,171      $   142,422      $   401,936      $   707,130
                                                       ===========      ===========      ===========      ===========

                                                          ALL OTHER
                                                         SUBSIDIARIES
                                                          OF APACHE      RECLASSIFICATIONS
                                                          CORPORATION      & ELIMINATIONS     CONSOLIDATED
                                                         ------------    ------------------   ------------
                                                                           (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................       $    51,533       $          -       $    51,886
  Receivables, net of allowance...................           406,277                  -           527,687
  Inventories.....................................            93,695                  -           109,204
  Drilling advances and others....................            58,536                  -            78,004
                                                         -----------       ------------       -----------
                                                             610,041                  -           766,781
                                                         -----------       ------------       -----------

PROPERTY AND EQUIPMENT, NET.......................         5,061,869                  -         8,465,585
                                                         -----------       ------------       -----------

OTHER ASSETS:
  Intercompany receivable, net....................          (891,573)                 -                 -
  Goodwill, net...................................           189,252                  -           189,252
  Equity in affiliates............................          (808,503)        (3,689,851)                -
  Deferred charges and other......................             3,957                  -            38,233
                                                         -----------       ------------       -----------
                                                         $ 4,165,043       $ (3,689,851)      $ 9,459,851
                                                         ===========       ============       ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................       $    90,136       $          -       $   214,288
  Other accrued expenses..........................           180,264                  -           317,947
                                                         -----------       ------------       -----------
                                                             270,400                  -           532,235
                                                         -----------       ------------       -----------

LONG-TERM DEBT....................................            42,356                  -         2,158,815
                                                         -----------       ------------       -----------

DEFERRED CREDITS AND OTHER
 NONCURRENT LIABILITIES:
  Income taxes....................................           396,663                  -         1,120,609
  Advances from gas purchasers....................                 -                  -           125,453
  Oil and gas derivative instruments..............                 -                  -             3,507
  Other...........................................            24,044                  -           158,326
                                                         -----------       ------------       -----------
                                                             420,707                  -         1,407,895
                                                         -----------       ------------       -----------
PREFERRED INTERESTS OF SUBSIDIARIES...............           436,626                  -           436,626
                                                         -----------       ------------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................         2,994,954         (3,689,851)        4,924,280
                                                         -----------       ------------       -----------
                                                         $ 4,165,043       $ (3,689,851)      $ 9,459,851
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

     Following are additional highlights for the first three months of 2003:


     - Oil and gas production revenues increased 84 percent over the prior-year first quarter to a record $975 million.



     - First-quarter production remained steady with 55 percent of our equivalent production coming from outside the U.S., continuing a multi-year trend to broaden geographic diversification.



     - On January 13, 2003, we announced the acquisition of $1.3 billion (subject to normal closing adjustments and exercise of preferential rights by third parties) in properties from BP (see Footnote 1), Apache's largest acquisition to date. We closed the Gulf of Mexico portion of the transaction on March 13, 2003 and the U.K. North Sea (Forties Field) portion on April 2, 2003. The North Sea assets provide Apache with a new core area.



     - On January 22, 2003, in conjunction with the BP transaction, we completed a public offering of 19.8 million shares of common stock, adjusted for the five percent common stock dividend and two-for-one common stock split, raising net proceeds of $554 million.



     - After announcing the BP transaction, Moody's, Standard and Poor's, and Fitch rating agencies reaffirmed Apache's single-A credit ratings on senior unsecured long-term debt.


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


CRITICAL ACCOUNTING POLICY



     The Company has taken note of a July 2003 inquiry to the Financial Accounting Standards Board regarding whether or not contract-based oil and gas mineral rights held by lease or contract ("mineral rights") should be recorded or disclosed as intangible assets. The inquiry presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations," and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141, and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001 with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 scopes out accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies. Apache does not believe that SFAS No. 141 or 142 change the classification of oil and gas mineral rights and the Company continues to classify these assets as part of oil and gas properties. The Emerging Issues Task Force (EITF) has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how Apache classifies these assets.



     Should such a change be required, the amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible undeveloped mineral interest" was $127 million as of March 31, 2003. The amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible developed mineral interest" was $729 million as of March 31, 2003. Intangible developed mineral interest amounts are presented net of accumulated depletion, depreciation and amortization (DD&A). Accumulated DD&A was estimated using historical depletion rates applied proportionately to the costs of the acquisitions to be classified as "intangible developed mineral interest". The amounts noted above only include mineral rights acquired in business combinations or major asset purchases, and exclude those acquired individually or in groups as we have not historically tracked these in this manner. The Company has also not historically tracked the amount of mineral rights in the proved property balances related to producing leases or relinquished leases. We are currently identifying a methodology to do so for transactions subsequent to June 30, 2001.



     The numbers above are based on our understanding of the issue before the EITF, if all mineral rights associated with unevaluated property and producing reserves were deemed to be intangible assets:



     - mineral rights with proved reserves that were acquired after June 30, 2001 and mineral rights with no proved reserves would be classified as intangible assets and would not be included in oil and gas properties on our consolidated balance sheet;



     - results of operations and cash flows would not be materially affected because mineral rights would continue to be amortized in accordance with full cost accounting rules; and



     - disclosures required by SFAS Nos. 141 and 142 relative to intangibles would be included in the notes to our financial statements.



     If the accounting for mineral rights is ultimately changed, transitional guidance for intangible assets permits the reclassification of only amounts acquired after the effective date of SFAS Nos. 141 and 142 if records were not previously maintained to track acquisition costs based on their intangible or tangible nature. Lack of these records prior to the effective date could result in the loss of comparability between historical balances of tangible and intangible asset balances and among companies in the industry.


RESULTS OF OPERATIONS

Revenues


The following table presents each segment's oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.



                                           OIL REVENUES                 GAS REVENUES
                                      FOR THE QUARTER ENDED        FOR THE QUARTER ENDED
                                             MARCH 31,                    MARCH 31,
                                      ---------------------        ---------------------
                                        2003           2002          2003         2002
                                      -------         -----        -------      --------
United States....................       34%            35%           59%           51%
Canada...........................       16%            15%           29%           29%
                                       ---            ---           ---           ---

North America....................       50%            50%           88%           80%

Egypt............................       29%            29%           10%           14%
Australia........................       21%            21%            2%            6%
Other International..............        -              -             -             -
                                       ---            ---           ---           ---
   Total.........................      100%           100%          100%          100%
                                       ===            ===           ===           ===

     Crude Oil Contribution



     Each segment's contribution to first quarter 2003 consolidated oil revenues were relatively flat compared to their contribution in the first quarter 2002.



     Natural Gas Contribution



     In the first quarter of 2003, 88 percent of Apache's natural gas revenues came from the North American market, 59 percent from the U.S. and 29 percent from Canada. In the comparable 2002 quarter, 80 percent of Apache's natural gas revenues were from North America, with the U.S. and Canada contributing 51 and 29 percent, respectively. The U.S. garnered a higher percentage of consolidated natural gas revenues, as increases in the U.S. outpaced gains in Egypt and Australia. Canada's contribution to consolidated revenues remained flat.

         The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.


                                          FOR THE QUARTER ENDED MARCH 31,
                                       ------------------------------------
                                                                  INCREASE
                                          2003         2002      (DECREASE)
                                       ----------   ----------   ----------
Revenues (in thousands):
   Natural gas.......................  $  520,360   $  225,982          130%
   Oil...............................     438,343      294,137           49%
   Natural gas liquids...............      16,459        9,270           78%
                                       ----------   ----------
       Total.........................  $  975,162   $  529,389           84%
                                       ==========   ==========
Natural Gas Volume - Mcf per day:
   United States.....................     552,783      540,433            2%
   Canada............................     309,205      314,659           (2%)
   Egypt.............................     123,719      117,525            5%
   Australia.........................     101,153      120,645          (16%)
   Argentina.........................       6,788        3,856           76%
                                       ----------   ----------
       Total.........................   1,093,648    1,097,118            -
                                       ==========   ==========
Average Natural Gas Price - Per Mcf:
   United States.....................  $     6.22   $     2.35          165%
   Canada............................        5.35         2.33          130%
   Egypt.............................        4.50         3.05           48%
   Australia.........................        1.31         1.23            7%
   Argentina.........................        0.42         0.64          (34%)
       Total.........................        5.29         2.29          131%

Oil Volume - Barrels per day:
   United States.....................      57,334       55,829            3%
   Canada............................      24,735       25,339           (2%)
   Egypt.............................      45,710       44,378            3%
   Australia.........................      30,439       32,941           (8%)
   Argentina.........................         597          669          (11%)
                                       ----------   ----------
       Total.........................     158,815      159,156            -
                                       ==========   ==========
Average Oil Price - Per barrel:
   United States.....................  $    28.97   $    20.56           41%
   Canada............................       32.09        18.87           70%
   Egypt.............................       30.46        21.42           42%
   Australia.........................       33.00        20.60           60%
   Argentina.........................       31.95        20.07           59%
       Total.........................       30.67        20.53           49%

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
     United States...................       6,083        6,895          (12%)
     Canada..........................       1,406        1,358            4%
                                       ----------   ----------
       Total.........................       7,489        8,253           (9%)
                                       ==========   ==========
Average NGL Price - Per barrel:
     United States...................  $    24.34   $    12.78           90%
     Canada..........................       24.75        10.95          126%
       Total.........................       24.42        12.48           96%

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

         Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices, including fixed-price physical contracts and derivatives. Approximately 11 percent of both our first quarter 2003 and first quarter 2002 domestic natural gas production were subject to long-term fixed-price physical contracts. We continue to amortize the unrealized gains and losses of derivative positions closed in October and November 2001, which were negligible in the first quarter of 2003 . The following table shows the impact on average prices of each of these items:


                                                      FOR THE QUARTER ENDED MARCH 31,
                                                  ---------------------------------------
                                                       2003                     2002
                                                  ---------------          --------------
Fixed-price physical.........................          $(.15)                   $.05
Derivatives..................................           (.17)                      -
Amortization.................................              -                     .06


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


                                                      FOR THE QUARTER ENDED MARCH 31,
                                                  ---------------------------------------
                                                       2003                     2002
                                                  ---------------          --------------
Derivatives..................................         $(1.61)                   $  -
Amortization.................................            .03                     .08

Operating Expenses

         The table below presents a detail of our expenses.


                                                              FOR THE QUARTER ENDED MARCH 31,
                                                          -----------------------------------------
                                                               2003                      2002
                                                          ----------------          ---------------
                                                                        (In millions)
Depreciation, depletion and amortization (DD&A):

  Oil and gas property and equipment..................    $         198             $         197
  Other assets........................................               16                        14
Asset retirement obligation accretion.................                5                         -
International impairments.............................                -                         5
Lease operating costs (LOE)...........................              134                       113
Gathering and transportation costs....................               12                         8
Severance and other taxes.............................               25                        14
General and administrative expense (G&A)..............               28                        25
Financing costs, net..................................               26                        26
                                                          -------------             -------------

          Total.......................................    $         444             $         402
                                                          =============             =============


         Depreciation, Depletion and Amortization


         Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future development and abandonment costs.



         First-quarter 2003 full-cost DD&A expense of $198 million is mainly comprised of the U.S., $97 million, Canada, $37 million, Egypt, $38 million and Australia, $25 million. Overall, full-cost DD&A expense was relatively flat compared to the same period last year. Egypt and Australia's DD&A expense increased $3 million and $2 million, respectively, while Canada's DD&A expense fell $3 million. U.S. DD&A expense was flat to the 2002 first quarter.



         On a boe basis, our full-cost DD&A rate increased $.07 from $6.24 in the first quarter of 2002 to $6.31 in 2003. The increase in the consolidated rate is related to Australia and Egypt. The impact from Australia is related to costs incurred for several long-lead development projects and higher finding costs. The impact from Egypt is driven by higher finding and development costs.


         Lease Operating Costs


         LOE increased $22 million from last year's first quarter driven by increases in North America. Acquisitions in Canada and the U.S. in the latter half of last year and the close of the acquisition of the Gulf of Mexico properties from BP contributed to the increase on an absolute basis. The rate increased $.72 per Boe compared to the prior year quarter. Higher commodity prices increased the cost of power, fuel, and ad valorem and property taxes in North America. The Company also increased workover activity in the U.S., Canada and Egypt.


         Gathering and Transportation Costs


         Apache sells oil and natural gas under two types of transactions, both of which include a transportation charge. One is a netback arrangement, under which Apache sells oil or natural gas at the wellhead and collects a price, net of transportation incurred by the purchaser. Under the other arrangement, Apache sells oil or natural gas at a specific delivery point, pays transportation to a third-party carrier and receives from the purchaser a price with no transportation deduction. In both the U.S. and Canada, Apache sells oil and natural gas under both types of arrangements. In Egypt and Australia, oil and natural gas are sold under the netback arrangement. Gathering and transportation costs paid to third-party carriers and disclosed here vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive.



         These costs are primarily related to the transportation of natural gas in our North American operations. During the first quarter of 2003, the costs totaled $7 million in Canada and $ 5 million in the U.S. compared to $ 5 million and $ 3 million in Canada and the U.S., respectively in the first quarter of 2002.

         Severance and Other Taxes


         Severance and other taxes are comprised primarily of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia and the Canadian Large Corporation Tax, Saskatchewan Capital Tax, Saskatchewan Resource Surtax and Freehold Mineral Tax. Egyptian operations are not subject to these various taxes.



         In the first quarter of 2003, severance and other taxes totaled $25 million, comprised of U.S., $15 million, Australia, $7 million and Canada, $3 million. Overall, severance and other taxes increased $10 million from the first quarter of 2002 with U.S. and Australia contributing $8 million and $2 million, respectively. The increase in both the U.S. and Australia severance taxes were primarily attributable to higher price-driven oil and gas production revenues. The other tax components were relatively flat compared to the first quarter of 2002.


         General and Administrative Expense


         The Company's first-quarter 2003 G&A costs were $2 million, $.09 per boe, higher than the year-ago quarter. The increase is related to higher overall insurance costs following the events of September 11, 2001 and higher retirement costs.

OIL AND GAS CAPITAL EXPENDITURES


                                                               FOR THE QUARTER ENDED MARCH 31,
                                                              ---------------------------------
                                                                   2003              2002
                                                              ---------------   ---------------
                                                                        (In thousands)
Exploration and development:
    United States...........................................  $        87,280   $        55,132
    Canada..................................................          165,047            82,245
    Egypt...................................................           60,327            32,624
    Australia...............................................           25,247            24,242
    Other International.....................................            4,375             4,005
                                                              ---------------   ---------------
                                                              $       342,276   $       198,248
                                                              ===============   ===============

Capitalized Interest........................................  $        11,232   $        10,022
                                                              ===============   ===============

Gas gathering, transmission and processing facilities.......  $         3,061   $         7,646
                                                              ===============   ===============
Acquisitions:
    Oil and gas properties..................................  $       544,371   $           108
    Gas gathering, transmission and processing facilities ..            5,484                 -
    Goodwill................................................                -                 -
                                                              ---------------   ---------------
                                                              $       549,855   $           108
                                                              ===============   ===============


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


         On January 22, 2003, the Company completed a public offering of 19.8 million shares of Apache common stock, adjusted for the five percent common stock dividend and the two-for-one common stock split, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used toward the purchase of Apache's acquisition of producing properties in the U.K. North Sea and the Gulf of Mexico from BP.

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


         On March 31, 2003, the Company had open natural gas derivative positions with a fair value of $(13.3) million. A 10 percent increase in natural gas prices would change the fair value by $(59.3) million. A 10 percent decrease in prices would change the fair value by $58.8 million. The Company also had open oil price swap positions with a fair value of $(11.6) million. A 10 percent increase in oil prices would change the fair value by $(50.7) million. A 10 percent decrease in oil prices would change the fair value by $50.7 million. See
Note 2 to the Company's consolidated financial statements for notional volumes associated with the Company's derivative contracts.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                 *12.1  -  Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.



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
                           Financial Officer.


         (b)      Reports filed on Form 8-K

                  The following current reports on Form 8-K were filed during the fiscal quarter ended March 31, 2003:

                  Item 5 - Other Events - dated January 13, 2003 (January 11,
                  2003), filed January 13, 2003


                           Apache filed a preliminary prospectus supplement for
                  offering to the public of up to 7,130,000 shares (14,973,000 shares adjusted for the five percent stock dividend and the two-for-one common stock split) of Apache common stock, par value $0.625 per share, registered pursuant to a registration statement on Form S-3 (Registration No. 333-32580).


                           Apache announced the purchase (a) from BP Exploration
                  & Production, Inc. of BP's interests in 61 producing fields, including 113 blocks, located in the Gulf of Mexico, and (b) from BP Exploration Operating Company Limited of BP's interests in two producing fields located in the North Sea.


-----------------------
* Previously filed.

                  Item 5 - Other Events - dated January 16, 2003, filed January 17, 2003


                           Apache filed a prospectus supplement for offering to
                  the public of up to 9,430,000 shares (19,803,000 shares adjusted for the five percent stock dividend and two-for-one common stock split) of Apache common stock, par value $0.625 per share, registered pursuant to registration statements on Form S-3 (Registration Nos. 333-32580 and 333-75633).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           APACHE CORPORATION


Dated:  January 23, 2004                  /s/  ROGER B. PLANK
                                           -------------------------------------
                                           Roger B. Plank
                                           Executive Vice President and Chief
                                           Financial Officer




Dated:  January 23, 2004                  /s/  THOMAS L. MITCHELL
                                           -------------------------------------
                                           Thomas L. Mitchell
                                           Vice President and Controller
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX


                 *12.1  -  Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.



                  31.1  -  Certification of Chief Executive Officer.



                  31.2  -  Certification of Chief Financial Officer.



                  32.1  -  Certification of Chief Executive Officer and Chief
                           Financial Officer.



------------
* Previously filed.