Form 10-Q/A
period 2003-06-30
APACHE CORP
filed 2004-01-26
CIK 6769

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

                          Commission File Number 1-4300


                               APACHE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                  Delaware                                      41-0747868
     -----------------------------                        ---------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                        Identification Number)



    Suite 100, One Post Oak Central
 2000 Post Oak Boulevard, Houston, TX                            77056-4400
----------------------------------------                         ----------
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


                               YES [X]    NO [ ]



Number of shares of Registrant's common stock, outstanding as of June 30,
2003..........................323,594,972

                                EXPLANATORY NOTE



     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form S-3 (File No. 333-105536). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. Except where otherwise indicated, all share amounts and per share amounts have been adjusted to reflect the effects of the two-for-one stock split for our common stock declared in September 2003.



     For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 14, 2003, the filing date of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with our subsequent filings with the SEC.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                 FOR THE QUARTER                   FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                     ENDED JUNE 30,
                                                          -----------------------------       ----------------------------
                                                               2003            2002               2003            2002
                                                          ------------     ------------       ------------    ------------
                                                                    (In thousands, except per common share data)
REVENUES  AND OTHER:
    Oil and gas production revenues.....................  $  1,044,330     $    652,264       $  2,019,492    $  1,181,653
    Other...............................................        10,026            4,051              1,473           2,658
                                                          ------------     ------------       ------------    ------------
                                                             1,054,356          656,315          2,020,965       1,184,311
                                                          ------------     ------------       ------------    ------------
OPERATING EXPENSES:
    Depreciation, depletion and amortization............       272,356          210,790            486,705         421,829
    Asset retirement obligation accretion...............        10,445                -             15,758               -
    International impairments...........................             -                -                  -           4,600
    Lease operating costs...............................       186,286          112,087            320,421         223,230
    Gathering and transportation costs..................        15,131           11,112             26,992          19,345
    Severance and other taxes...........................        32,742           17,345             57,296          32,705
    General and administrative..........................        30,574           28,015             58,405          53,367
    Financing costs:
       Interest expense.................................        41,428           41,451             79,124          78,333
       Amortization of deferred loan costs..............           536              466              1,067             800
       Capitalized interest.............................       (12,618)         (10,442)           (23,850)        (20,464)
       Interest income..................................          (428)          (1,043)            (1,502)         (2,212)
                                                          ------------     ------------       ------------    ------------
                                                               576,452          409,781          1,020,416         811,533
                                                          ------------     ------------       ------------    ------------
PREFERRED INTERESTS OF SUBSIDIARIES.....................         3,330            5,129              6,692           8,662
                                                          ------------     ------------       ------------    ------------
INCOME BEFORE INCOME TAXES..............................       474,574          241,405            993,857         364,116
    Provision for income taxes..........................       230,193           95,095            437,179         137,134
                                                          ------------     ------------       ------------    ------------
INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE.............................................       244,381          146,310            556,678         226,982
    Cumulative effect of change in accounting principle,
       net of income tax................................             -                -             26,632               -
                                                          ------------     ------------       ------------    ------------
NET INCOME..............................................       244,381          146,310            583,310         226,982
    Preferred stock dividends...........................         1,420            3,081              2,840           7,989
                                                          ------------     ------------       ------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK.....................  $    242,961     $    143,229       $    580,470    $    218,993
                                                          ============     ============       ============    ============
BASIC NET INCOME PER COMMON SHARE:
    Before change in accounting principle...............  $       0.75     $       0.48       $       1.73    $       0.75
    Cumulative effect of change in accounting principle.             -                -               0.08               -
                                                          ------------     ------------       ------------    ------------
                                                          $       0.75     $       0.48       $       1.81    $       0.75
                                                          ============     ============       ============    ============
DILUTED NET INCOME PER COMMON SHARE:
    Before change in accounting principle...............  $       0.74     $       0.48       $       1.71    $       0.74
    Cumulative effect of change in accounting principle.             -                -               0.08               -
                                                          ------------     ------------       ------------    ------------
                                                          $       0.74     $       0.48       $       1.79    $       0.74
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   -------------------------------
                                                                                       2003               2002
                                                                                   -------------     -------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................................  $     583,310     $     226,982
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization................................        486,705           421,829
         Asset retirement obligation accretion...................................         15,758                 -
         Provision for deferred income taxes.....................................        221,370            38,153
         International impairments...............................................              -             4,600
         Cumulative effect of change in accounting principle.....................        (26,632)                -
         Other...................................................................          3,311               800
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables......................................       (147,208)          (22,013)
         (Increase) decrease in drilling advances and other......................        (14,951)          (15,134)
         (Increase) decrease in inventories......................................          4,410            (1,127)
         (Increase) decrease in deferred charges and other.......................        (12,636)             (293)
         Increase (decrease) in accounts payable.................................         56,575            39,898
         Increase (decrease) in accrued expenses.................................         81,009           (48,678)
         Increase (decrease) in advances from gas purchasers.....................         (8,088)           (7,279)
         Increase (decrease) in deferred credits and noncurrent liabilities......        (18,768)          (13,653)
                                                                                   -------------     -------------
             Net cash provided by operating activities...........................      1,224,165           624,085
                                                                                   -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment...........................................       (771,046)         (464,228)
   Acquisition of BP properties..................................................     (1,157,134)                -
   Proceeds from sale of short-term investments..................................              -            17,006
   Other, net....................................................................        (32,342)          (14,911)
                                                                                   -------------     -------------
             Net cash used in investing activities...............................     (1,960,522)         (462,133)
                                                                                   -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings..........................................................      1,042,418         1,105,859
   Payments on long-term debt....................................................       (852,305)       (1,144,970)
   Dividends paid................................................................        (34,366)          (37,257)
   Common stock activity.........................................................        570,024            15,542
   Treasury stock activity, net..................................................          3,738             1,715
   Cost of debt and equity transactions..........................................         (4,039)           (6,487)
                                                                                   -------------     -------------
             Net cash provided by (used in) financing activities.................        725,470           (65,598)
                                                                                   -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................        (10,887)           96,354

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................         51,886            35,625
                                                                                   -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $      40,999     $     131,979
                                                                                   =============     =============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                              JUNE 30,               DECEMBER 31,
                                                                                2003                     2002
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents............................................  $        40,999          $        51,886
   Receivables, net of allowance........................................          698,115                  527,687
   Inventories..........................................................          118,272                  109,204
   Drilling advances....................................................           43,331                   45,298
   Prepaid assets and other.............................................           51,741                   32,706
                                                                          ---------------          ---------------
                                                                                  952,458                  766,781
                                                                          ---------------          ---------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties.................................................       15,083,057               12,827,459
      Unproved properties and properties under
         development, not being amortized...............................          959,690                  656,272
   Gas gathering, transmission and processing facilities................          796,283                  784,271
   Other................................................................          220,889                  194,685
                                                                          ---------------          ---------------
                                                                               17,059,919               14,462,687
   Less:  Accumulated depreciation, depletion and amortization..........       (6,354,423)              (5,997,102)
                                                                          ---------------          ---------------
                                                                               10,705,496                8,465,585
                                                                          ---------------          ---------------
OTHER ASSETS:
   Goodwill, net........................................................          189,252                  189,252
   Deferred charges and other...........................................           48,829                   38,233
                                                                          ---------------          ---------------
                                                                          $    11,896,035          $     9,459,851
                                                                          ===============          ===============


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                               JUNE 30,              DECEMBER 31,
                                                                                2003                     2002
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.....................................................  $       271,216          $       214,288
   Accrued operating expense............................................           80,741                   47,382
   Accrued exploration and development..................................          135,792                  146,871
   Accrued compensation and benefits....................................           21,175                   32,680
   Accrued interest.....................................................           32,621                   30,880
   Accrued income taxes.................................................           95,073                   44,256
   Oil and gas derivative instruments...................................           61,908                        -
   Other................................................................           44,343                   15,878
                                                                          ---------------          ---------------
                                                                                  742,869                  532,235
                                                                          ---------------          ---------------
LONG-TERM DEBT..........................................................        2,349,502                2,158,815
                                                                          ---------------          ---------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes.........................................................        1,370,181                1,120,609
   Advances from gas purchasers.........................................          117,365                  125,453
   Asset retirement obligation..........................................          711,404                        -
   Oil and gas derivative instruments...................................           26,274                    3,507
   Other................................................................          141,301                  158,326
                                                                          ---------------          ---------------
                                                                                2,366,525                1,407,895
                                                                          ---------------          ---------------

PREFERRED INTERESTS OF SUBSIDIARIES.....................................          437,615                  436,626
                                                                          ---------------          ---------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding..........................           98,387                   98,387
   Common stock, $0.625 par, 430,000,000 shares authorized,
      331,769,736 and 310,929,080 shares issued, respectively...........          207,356                  194,331
   Paid-in capital......................................................        4,017,437                3,427,450
   Retained earnings....................................................        1,948,452                1,427,607
   Treasury stock, at cost, 8,174,764 and 8,422,656 shares,
      respectively......................................................         (107,302)                (110,559)
   Accumulated other comprehensive loss.................................         (164,806)                (112,936)
                                                                          ---------------          ---------------
                                                                                5,999,524                4,924,280
                                                                          ---------------          ---------------
                                                                          $    11,896,035          $     9,459,851
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                SERIES B      SERIES C
                                              COMPREHENSIVE     PREFERRED     PREFERRED      COMMON        PAID-IN
              (In thousands)                     INCOME           STOCK         STOCK         STOCK        CAPITAL
                                             --------------    ----------    ----------    ----------   ------------
BALANCE AT DECEMBER 31, 2001..............                     $   98,387    $  208,207    $  185,288   $  2,803,825
   Comprehensive income (loss):
     Net income...........................   $      226,982             -             -             -              -
     Currency translation adjustments.....           80,488             -             -             -              -
     Commodity hedges, net of income tax
       benefit of $5,232..................           (7,063)            -             -             -              -
     Marketable securities, net of income
       tax benefit of $67.................             (125)            -             -             -              -
                                             --------------
   Comprehensive income...................   $      300,282
                                             ==============
   Dividends:
     Preferred............................                              -             -             -             13
     Common ($.10 per share)..............                              -             -             -              -
   Common shares issued...................                              -             -           539         16,782
   Conversion of Series C Preferred Stock.                              -      (208,207)        8,193        200,014
   Treasury shares issued, net............                              -             -             -             28
   Other..................................                              -             -             -           (209)
                                                               ----------    ----------    ----------   ------------
BALANCE AT JUNE 30, 2002..................                     $   98,387    $        -    $  194,020   $  3,020,453
                                                               ==========    ==========    ==========   ============

BALANCE AT DECEMBER 31, 2002..............                     $   98,387    $        -    $  194,331   $  3,427,450
   Comprehensive income (loss):
     Net income...........................   $      583,310             -             -             -              -
     Commodity hedges, net of income tax
       benefit of $30,902.................          (51,870)            -             -             -              -
                                             --------------
   Comprehensive income...................   $      531,440
                                             ==============
   Dividends:
     Preferred............................                              -             -             -              -
     Common ($.10 per share)..............                              -             -             -              -
   Five percent common stock dividend.....                              -             -           581         25,333
   Common shares issued...................                              -             -        12,444        563,050
   Treasury shares issued, net............                              -             -             -          2,113
   Other..................................                              -             -             -           (509)
                                                               ----------    ----------    ----------   ------------
BALANCE AT JUNE 30, 2003..................                     $   98,387    $        -    $  207,356   $  4,017,437
                                                               ==========    ==========    ==========   ============

                                                                             ACCUMULATED
                                                                                OTHER            TOTAL
                                                  RETAINED      TREASURY    COMPREHENSIVE    SHAREHOLDERS'
              (In thousands)                      EARNINGS       STOCK      INCOME (LOSS)       EQUITY
                                                -----------    ----------   -------------    -------------
BALANCE AT DECEMBER 31, 2001..............      $ 1,336,478    $ (111,885)  $    (101,817)   $  4,418,483
   Comprehensive income (loss):
     Net income...........................          226,982             -               -         226,982
     Currency translation adjustments.....                -             -          80,488          80,488
     Commodity hedges, net of income tax
       benefit of $5,232..................                -             -          (7,063)         (7,063)
     Marketable securities, net of income
       tax benefit of $67.................                -             -            (125)           (125)

   Comprehensive income...................

   Dividends:
     Preferred............................           (7,989)            -               -          (7,976)
     Common ($.10 per share)..............          (27,103)            -               -         (27,103)
   Common shares issued...................                -             -               -          17,321
   Conversion of Series C Preferred Stock.                -             -               -               -
   Treasury shares issued, net............                -           928               -             956
   Other..................................                -             -               -            (209)
                                                -----------    ----------   -------------    ------------
BALANCE AT JUNE 30, 2002..................      $ 1,528,368    $ (110,957)  $     (28,517)   $  4,701,754
                                                ===========    ==========   =============    ============

BALANCE AT DECEMBER 31, 2002..............      $ 1,427,607    $ (110,559)  $    (112,936)   $  4,924,280
   Comprehensive income (loss):
     Net income...........................          583,310             -               -         583,310
     Commodity hedges, net of income tax
       benefit of $30,902.................                -             -         (51,870)        (51,870)

   Comprehensive income...................

   Dividends:
     Preferred............................           (2,840)            -               -          (2,840)
     Common ($.10 per share)..............          (33,705)            -               -         (33,705)
   Five percent common stock dividend.....          (25,914)            -               -               -
   Common shares issued...................                -             -               -         575,494
   Treasury shares issued, net............                -         3,257               -           5,370
   Other..................................               (6)            -               -            (515)
                                                -----------    ----------   -------------    ------------
BALANCE AT JUNE 30, 2003..................      $ 1,948,452    $ (107,302)  $    (164,806)   $  5,999,524
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

1.       ACQUISITIONS


         On January 13, 2003, Apache announced that it had entered into agreements to purchase producing properties in the North Sea and Gulf of Mexico from subsidiaries of BP p.l.c. (referred to collectively as "BP") for $1.3 billion, with $670 million allocated to the Gulf of Mexico properties and $630 million allocated to properties in the North Sea. The properties included estimated proved reserves of 233.2 million barrels of oil equivalent (MMboe),
147.6 MMboe located in the North Sea with the balance in the Gulf of Mexico. Both purchase agreements were effective as of January 1, 2003. As is customary, Apache assumed BP's abandonment obligation for the properties, which was considered in determining the purchase price. Both the Gulf of Mexico and North Sea assets acquired from BP were funded with available cash on hand, the issuance of 19.8 million shares of Apache common stock adjusted for the five percent common stock dividend and the two-for-one common stock split and borrowings under the Company's lines of credit and commercial paper program. The offering of Apache's common stock provided net proceeds of approximately $554 million, with the proceeds from additional debt approximating $604 million.


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

         The BP purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition, as follows:


                                                U.S. -                U.K. -
                                            GULF OF MEXICO           NORTH SEA                TOTAL*
                                           ----------------       ----------------       ----------------
                                                                   (In thousands)
Proved Property                            $        520,110       $        854,835       $      1,374,945
Unproved Property                                    57,500                 65,000                122,500
Working capital acquired, net                             -                 10,957                 10,957
Asset Retirement Obligation                         (69,000)              (250,887)              (319,887)
Deferred income tax liability                             -                (50,381)               (50,381)
                                           ----------------       ----------------       ----------------
Cash consideration                         $        508,610       $        629,524       $      1,138,134
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


                                                   FOR THE SIX MONTHS                      FOR THE SIX MONTHS
                                                   ENDED JUNE 30, 2003                    ENDED JUNE 30, 2002
                                              -------------------------------       ------------------------------
                                               AS REPORTED        PRO FORMA          AS REPORTED        PRO FORMA
                                              -------------     -------------       -------------    -------------
                                                           (In thousands, except per common share data)
Revenues....................................  $   2,020,965     $   2,258,927       $   1,184,311    $   1,638,211
Net income..................................        583,310           656,507             226,982          286,502
Preferred stock dividends...................          2,840             2,840               7,989            7,989
Income attributable to common stock.........        580,470           653,667             218,993          278,513

Net income per common share:
    Basic...................................  $        1.81     $        2.03       $         .75    $         .90
    Diluted.................................           1.79              2.01                 .74              .88

Average common shares outstanding (1).......        320,973           323,160             291,994          311,796



(1) Pro forma shares assume the issuance of 19.8 million common shares adjusted for the five percent common stock dividend and the two-for-one common stock split as of the beginning of each period presented.


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


   PRODUCTION                                      TOTAL VOLUMES        WEIGHTED AVERAGE       FAIR VALUE ASSET/
     PERIOD                INSTRUMENT TYPE          (MMBtu/Bbl)          FLOOR/CEILING            (LIABILITY)
----------------        --------------------       -------------        ----------------       -----------------
                                                                                                 (In thousands)
7/2003 - 12/2003             Gas Collars              9,200,000          $  3.50 / 6.09           $     (2,822)
                        Gas Fixed-Price Swap         36,800,000                 5.12                   (14,458)
                        Oil Fixed-Price Swap          9,200,000                26.59                   (21,503)

      2004                   Gas Collars             18,300,000             3.25 / 5.81                 (9,026)
                        Gas Fixed-Price Swap         51,240,000                 4.52                   (33,727)
                        Oil Fixed-Price Swap          1,550,000                26.59                    (1,198)

      2005                   Gas Collars              9,050,000             3.25 / 5.20                 (5,448)


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


   CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
------------------------------------------------------------
   PRODUCTION             TOTAL VOLUMES            AVERAGE
     PERIOD                 (BARRELS)            FIXED PRICE
----------------          -------------          -----------
7/2003 - 12/2003             4,600,000           $     25.32

      2004                  14,175,000                 22.24


         A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below:


                                                                              GROSS            AFTER TAX
                                                                          ------------       ------------
                                                                                   (In thousands)
Unrealized loss on derivatives at December 31, 2002..................     $     (7,141)      $     (4,186)

Net losses realized into earnings....................................           53,837             33,506

Net change in derivative fair value..................................         (136,609)           (85,376)
                                                                          ------------       ------------

Unrealized loss on derivatives at June 30, 2003......................     $    (89,913)      $    (56,056)
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

4.       CAPITAL STOCK


         On January 22, 2003, the Company completed a public offering of 19.8 million shares of Apache common stock, adjusted for the five percent common stock dividend and two-for-one common stock split, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used to purchase producing properties in the North Sea and the Gulf of Mexico from BP.


5.       FOREIGN CURRENCY TRANSLATION


         The Company accounts for foreign currency gains and losses in accordance with SFAS 52 "Foreign Currency Translation." Foreign currency translation gains and losses related to deferred taxes are recorded as a component of its provision for income taxes, while all other foreign currency gains and losses are reflected in revenues other. For the first six months of 2003, the Company recorded additional deferred tax expense of $56 million as a result of the weaker U.S. dollar. Net gains and losses reflected in revenues other totaled $.5 million for the six-month period.

6.       NET INCOME PER COMMON SHARE

         A reconciliation of the components of basic and diluted net income per common share is presented in the table below:


                                                                FOR THE QUARTER ENDED JUNE 30,
                                          --------------------------------------------------------------------------
                                                         2003                                   2002
                                          ----------------------------------     -----------------------------------
                                           INCOME        SHARES    PER SHARE      INCOME         SHARES    PER SHARE
                                          --------       -------   ---------     --------       -------    ---------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.    $242,961       323,409   $    .75      $143,229       295,629    $    .48
                                                                   ========                                ========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.............           -         2,711                        -         2,167
  Series C Preferred Stock ...........           -             -                    1,661         6,334
                                          --------       -------                 --------       -------

DILUTED:
  Income attributable to common stock,
   including assumed conversions......    $242,961       326,120   $    .74      $144,890       304,130    $    .48
                                          ========       =======   ========      ========       =======    ========



                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------------------------
                                                         2003                                   2002
                                          ---------------------------------      -----------------------------------
                                           INCOME        SHARES    PER SHARE      INCOME         SHARES    PER SHARE
                                          --------       -------   ---------     --------       -------    ---------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.    $580,470       320,973   $   1.81      $218,993       291,994    $    .75
                                                                   ========                                ========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.............           -         2,681                        -         2,658
  Series C Preferred Stock ...........           -             -                    5,149         9,704
                                          --------       -------                 --------       -------

DILUTED:
  Income attributable to common stock,
   including assumed conversions......    $580,470       323,654   $   1.79      $224,142       304,356    $    .74
                                          ========       =======   ========     =========       =======    ========

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


                                                              FOR THE QUARTER ENDED          FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                           ---------------------------      --------------------------
                                                              2003             2002            2003             2002
                                                           -----------------------------------------------------------
                                                                (In thousands, except for per common share amounts)
Income attributable to common stock, as reported.......    $  242,961       $  143,229      $  580,470      $  218,993

Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects.........................................            34                -             391             476

Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects...        (6,364)          (5,252)        (10,866)        (10,072)
                                                           ----------       ----------      ----------      ----------

Pro forma income attributable to common stock..........    $  236,631       $  137,977      $  569,995      $  209,397
                                                           ==========       ==========      ==========      ==========

Net Income per Common Share:
   Basic:
     As reported.......................................    $      .75       $      .48      $     1.81      $      .75
     Pro forma.........................................           .73              .47            1.78             .72
   Diluted:
     As reported.......................................           .75              .48            1.79             .74
     Pro forma.........................................           .72              .46            1.75             .70


         The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.


         During the second quarter of 2003, the Company issued a total of 1,802,210 stock appreciation rights (SARs) to non-executive employees in lieu of stock options. The Company issued 121,000 shares of restricted common stock to executives in May of 2003. The SARs will be settled in cash upon exercise, if the price on the date of exercise is equal to or greater than the closing price of the Company's stock on the date of grant. The vesting period is over four years and the Company will record compensation expense on the vested SARs outstanding as the price of the Company's common stock fluctuates. The related second-quarter expense was $.3 million after tax.


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


                                               UNITED                                                        OTHER
                                               STATES       CANADA        EGYPT    AUSTRALIA  NORTH SEA  INTERNATIONAL    TOTAL
                                              -------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 2003

Oil and Gas Production Revenues...........    $  994,699  $ 427,940    $  320,274  $ 194,952  $  77,858  $       3,769  $ 2,019,492
                                              =====================================================================================

Operating Income (1)......................    $  570,629  $ 248,346    $  190,795  $  98,060  $   3,332  $       1,158  $ 1,112,320
                                              ========================================================================

Revenues other (Expense):
   Other revenues.........................                                                                                    1,473
   General and administrative.............                                                                                  (58,405)
   Preferred interests of subsidiaries....                                                                                   (6,692)
   Financing costs, net...................                                                                                  (54,839)
                                                                                                                        -----------
Income Before Income Taxes................                                                                              $   993,857
                                                                                                                        ===========

Total Assets..............................    $5,340,053  $2,775,921   $1,684,445  $ 936,575  $ 985,841  $     173,200  $11,896,035
                                              =====================================================================================

FOR THE SIX MONTHS ENDED JUNE 30, 2002

Oil and Gas Production Revenues...........    $  514,825  $  256,711   $  254,203  $ 152,952  $       -  $       2,962  $ 1,181,653
                                              =====================================================================================

Operating Income (Loss)  (1)..............    $  172,278  $  100,579   $  139,725  $  71,000  $       -  $      (3,638) $   479,944
                                              ========================================================================

Revenues other (Expense):

   Other revenues.........................                                                                                    2,658
   General and administrative.............                                                                                  (53,367)
   Preferred interests of subsidiaries....                                                                                   (8,662)
   Financing costs, net...................                                                                                  (56,457)
                                                                                                                        -----------
Income Before Income Taxes................                                                                              $   364,116
                                                                                                                        ===========

Total Assets..............................    $4,100,006  $2,318,998   $1,632,287  $ 948,496  $       -  $     166,161  $ 9,165,948
                                              =====================================================================================


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

         The following table describes all changes to the Company's asset retirement obligation liability since adoption (in thousands):


Asset retirement obligation upon adoption on January 1, 2003.........      $       368,537
Liabilities incurred.................................................              331,692
Liabilities settled..................................................               (4,583)
Accretion expense....................................................               15,758
                                                                           ---------------

Asset retirement obligation at June 30, 2003.........................      $       711,404
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



         Should such a change be required, the amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible undeveloped mineral interest" was $192 million as of June 30, 2003. The amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible developed mineral interest" was $1.2 billion as of June 30, 2003. Intangible developed mineral interest amounts are presented net of accumulated depletion, depreciation and amortization (DD&A). Accumulated DD&A was estimated using historical depletion rates applied proportionately to the costs of the acquisitions to be classified as "intangible developed mineral interest". The amounts noted above only include mineral rights acquired in business combinations or major asset purchases, and exclude those acquired individually or in groups as we have not historically tracked these in this manner. The Company has also not historically tracked the amount of mineral rights in the proved property balances related to producing leases or relinquished leases. We are currently identifying a methodology to do so for transactions subsequent to June 30, 2001.



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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2003


                                                                                           APACHE           APACHE
                                                          APACHE           APACHE          FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA     AUSTRALIA         CANADA
                                                       ------------     -------------    -----------      -----------
                                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   438,796       $         -     $         -      $         -
   Equity in net income (loss) of affiliates.....           76,802             7,782          10,760            6,407
   Other.........................................           (2,641)                -               -                -
                                                       -----------       -----------     -----------      -----------
                                                           512,957             7,782          10,760            6,407
                                                       -----------       -----------     -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......           93,593                 -               -                -
   Asset retirement obligation accretion.........            3,778                 -               -                -
   Lease operating costs.........................           66,007                 -               -                -
   Gathering and transportation costs............            4,412                 -               -                -
   Severance and other taxes.....................           13,042                 -               -               11
   General and administrative....................           25,138                 -               -                -
   Financing costs, net..........................           27,345                 -           4,513           10,010
                                                       -----------       -----------     -----------      -----------
                                                           233,315                 -           4,513           10,021
                                                       -----------       -----------     -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............                -                 -               -                -
                                                       -----------       -----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES................          279,642             7,782           6,247           (3,614)
   Provision (benefit) for income taxes..........           35,261                 -          (1,535)          (3,318)
                                                       -----------       -----------     -----------      -----------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................          244,381             7,782           7,782             (296)
   Cumulative effect of change in accounting
   principle, net of income tax..................                -                 -               -                -
                                                       -----------       -----------     -----------      -----------

NET INCOME.......................................          244,381             7,782           7,782             (296)
   Preferred stock dividends.....................            1,420                 -               -                -
                                                       -----------       -----------     -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   242,961       $     7,782     $     7,782      $      (296)
                                                       ===========       ===========     ===========      ===========

                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS   CONSOLIDATED
                                                       ------------    -----------------  ------------
                                                                        (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   648,859       $    (43,325)    $  1,044,330
   Equity in net income (loss) of affiliates.....           (9,681)           (92,070)               -
   Other.........................................           12,667                  -           10,026
                                                       -----------       ------------     ------------
                                                           651,845           (135,395)       1,054,356
                                                       -----------       ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......          178,763                  -          272,356
   Asset retirement obligation accretion.........            6,667                  -           10,445
   Lease operating costs.........................          163,604            (43,325)         186,286
   Gathering and transportation costs............           10,719                  -           15,131
   Severance and other taxes.....................           19,689                  -           32,742
   General and administrative....................            5,436                  -           30,574
   Financing costs, net..........................          (12,950)                 -           28,918
                                                       -----------       ------------     ------------
                                                           371,928            (43,325)         576,452
                                                       -----------       ------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES..............            3,330                  -            3,330
                                                       -----------       ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES................          276,587            (92,070)         474,574
   Provision (benefit) for income taxes..........          199,785                  -          230,193
                                                       -----------       ------------     ------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................           76,802            (92,070)         244,381
   Cumulative effect of change in accounting
   principle, net of income tax..................                -                  -                -
                                                       -----------       ------------     ------------

NET INCOME.......................................           76,802            (92,070)         244,381
   Preferred stock dividends.....................                -                  -            1,420
                                                       -----------       ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $    76,802       $    (92,070)    $    242,961
                                                       ===========       ============     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                                                                           APACHE           APACHE
                                                          APACHE           APACHE          FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA     AUSTRALIA         CANADA
                                                       ------------     -------------    -----------      -----------
                                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   214,891       $         -     $         -      $         -
   Equity in net income (loss) of affiliates.....          104,111             4,582           7,560           22,665
   Other.........................................              (90)                -               -                -
                                                       -----------       -----------     -----------      -----------
                                                           318,912             4,582           7,560           22,665
                                                       -----------       -----------     -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......           61,143                 -               -                -
   International impairments.....................                -                 -               -                -
   Lease operating costs.........................           49,359                 -               -                -
   Gathering and transportation costs............            5,068                 -               -                -
   Severance and other taxes.....................            8,501                 -               -               17
   General and administrative....................           23,911                 -               -                -
   Financing costs, net..........................           20,359                 -           4,513           10,218
                                                       -----------       -----------     -----------      -----------
                                                           168,341                 -           4,513           10,235
                                                       -----------       -----------     -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............                -                 -               -                -
                                                       -----------       -----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES................          150,571             4,582           3,047           12,430
   Provision (benefit) for income taxes..........            4,261                 -          (1,535)          (4,462)
                                                       -----------       -----------     -----------      -----------

NET INCOME.......................................          146,310             4,582           4,582           16,892
   Preferred stock dividends.....................            3,081                 -               -                -
                                                       -----------       -----------     -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   143,229       $     4,582     $     4,582      $    16,892
                                                       ===========       ===========     ===========      ===========

                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS   CONSOLIDATED
                                                       ------------    -----------------  ------------
                                                                        (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   484,631       $    (47,258)    $    652,264
   Equity in net income (loss) of affiliates.....           (8,751)          (130,167)               -
   Other.........................................            4,141                  -            4,051
                                                       -----------       ------------     ------------
                                                           480,021           (177,425)         656,315
                                                       -----------       ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......          149,647                  -          210,790
   International impairments.....................                -                  -                -
   Lease operating costs.........................          109,986            (47,258)         112,087
   Gathering and transportation costs............            6,044                  -           11,112
   Severance and other taxes.....................            8,827                  -           17,345
   General and administrative....................            4,104                  -           28,015
   Financing costs, net..........................           (4,658)                 -           30,432
                                                       -----------       ------------     ------------
                                                           273,950            (47,258)         409,781
                                                       -----------       ------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES..............            5,129                  -            5,129
                                                       -----------       ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES................          200,942           (130,167)         241,405
   Provision (benefit) for income taxes..........           96,831                  -           95,095
                                                       -----------       ------------     ------------

NET INCOME.......................................          104,111           (130,167)         146,310
   Preferred stock dividends.....................                -                  -            3,081
                                                       -----------       ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   104,111       $   (130,167)    $    143,229
                                                       ===========       ============     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                                                                           APACHE           APACHE
                                                          APACHE           APACHE          FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA     AUSTRALIA         CANADA
                                                       ------------     -------------    -----------      -----------
                                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   814,963       $         -     $         -      $         -
   Equity in net income (loss) of affiliates.....          256,160            16,729          22,685           34,602
   Other.........................................           (6,257)                -               -                -
                                                       -----------       -----------     -----------      -----------
                                                         1,064,866            16,729          22,685           34,602
                                                       -----------       -----------     -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......          161,211                 -               -                -
   Asset retirement obligation accretion.........            6,542                 -               -                -
   Lease operating costs.........................          124,774                 -               -                -
   Gathering and transportation costs............            8,897                 -               -                -
   Severance and other taxes.....................           27,399                 -               -               53
   General and administrative....................           48,841                 -               -                -
   Financing costs, net..........................           48,444                 -           9,025           20,179
                                                       -----------       -----------     -----------      -----------
                                                           426,108                 -           9,025           20,232
                                                       -----------       -----------     -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............                -                 -               -                -
                                                       -----------       -----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES................          638,758            16,729          13,660           14,370
   Provision (benefit) for income taxes..........           75,205                 -          (3,069)          (7,430)
                                                       -----------       -----------     -----------      -----------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................          563,553            16,729          16,729           21,800
   Cumulative effect of change in accounting
     principle, net of income tax................           19,757                 -               -                -
                                                       -----------       -----------     -----------      -----------

NET INCOME.......................................          583,310            16,729          16,729           21,800
   Preferred stock dividends.....................            2,840                 -               -                -
                                                       -----------       -----------     -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   580,470       $    16,729     $    16,729      $    21,800
                                                       ===========       ===========     ===========      ===========

                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS   CONSOLIDATED
                                                       ------------    -----------------  ------------
                                                                        (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $ 1,303,126       $    (98,597)    $  2,019,492
   Equity in net income (loss) of affiliates.....          (18,758)          (311,418)               -
   Other.........................................            7,730                  -            1,473
                                                       -----------       ------------     ------------
                                                         1,292,098           (410,015)       2,020,965
                                                       -----------       ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......          325,494                  -          486,705
   Asset retirement obligation accretion.........            9,216                  -           15,758
   Lease operating costs.........................          294,244            (98,597)         320,421
   Gathering and transportation costs............           18,095                  -           26,992
   Severance and other taxes.....................           29,844                  -           57,296
   General and administrative....................            9,564                  -           58,405
   Financing costs, net..........................          (22,809)                 -           54,839
                                                       -----------       ------------     ------------
                                                           663,648            (98,597)       1,020,416
                                                       -----------       ------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES..............            6,692                  -            6,692
                                                       -----------       ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES................          621,758           (311,418)         993,857
   Provision (benefit) for income taxes..........          372,473                  -          437,179
                                                       -----------       ------------     ------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................          249,285           (311,418)         556,678
   Cumulative effect of change in accounting
     principle, net of income tax................            6,875                  -           26,632
                                                       -----------       ------------     ------------

NET INCOME.......................................          256,160           (311,418)         583,310
   Preferred stock dividends.....................                -                  -            2,840
                                                       -----------       ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   256,160       $   (311,418)    $    580,470
                                                       ===========       ============     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                                                           APACHE           APACHE
                                                          APACHE           APACHE          FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA     AUSTRALIA         CANADA
                                                       ------------     -------------    -----------      -----------
                                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   376,760       $         -     $         -      $         -
   Equity in net income (loss) of affiliates.....          172,727             9,084          15,040           37,103
   Other.........................................               95                 -               -                -
                                                       -----------       -----------     -----------      -----------
                                                           549,582             9,084          15,040           37,103
                                                       -----------       -----------     -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......          114,847                 -               -                -
   International impairments.....................                -                 -               -                -
   Lease operating costs.........................          100,326                 -               -                -
   Gathering and transportation costs............            8,009                 -               -                -
   Severance and other taxes.....................           15,133                 -               -               26
   General and administrative....................           45,386                 -               -                -
   Financing costs, net..........................           36,042                 -           9,025           20,447
                                                       -----------       -----------     -----------      -----------
                                                           319,743                 -           9,025           20,473
                                                       -----------       -----------     -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............                -                 -               -                -
                                                       -----------       -----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES................          229,839             9,084           6,015           16,630
   Provision (benefit) for income taxes..........            2,857                 -          (3,069)          (8,926)
                                                       -----------       -----------     -----------      -----------

NET INCOME.......................................          226,982             9,084           9,084           25,556
   Preferred stock dividends.....................            7,989                 -               -                -
                                                       -----------       -----------     -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   218,993       $     9,084     $     9,084      $    25,556
                                                       ===========       ===========     ===========      ===========

                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS   CONSOLIDATED
                                                       ------------    -----------------  ------------
                                                                        (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............      $   892,172       $    (87,279)    $  1,181,653
   Equity in net income (loss) of affiliates.....          (17,503)          (216,451)               -
   Other.........................................            2,563                  -            2,658
                                                       -----------       ------------     ------------
                                                           877,232           (303,730)       1,184,311
                                                       -----------       ------------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization......          306,982                  -          421,829
   International impairments.....................            4,600                  -            4,600
   Lease operating costs.........................          210,183            (87,279)         223,230
   Gathering and transportation costs............           11,336                  -           19,345
   Severance and other taxes.....................           17,546                  -           32,705
   General and administrative....................            7,981                  -           53,367
   Financing costs, net..........................           (9,057)                 -           56,457
                                                       -----------       ------------     ------------
                                                           549,571            (87,279)         811,533
                                                       -----------       ------------     ------------

PREFERRED INTERESTS OF SUBSIDIARIES..............            8,662                  -            8,662
                                                       -----------       ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES................          318,999           (216,451)         364,116
   Provision (benefit) for income taxes..........          146,272                  -          137,134
                                                       -----------       ------------     ------------

NET INCOME.......................................          172,727           (216,451)         226,982
   Preferred stock dividends.....................                -                  -            7,989
                                                       -----------       ------------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK..............      $   172,727       $   (216,451)    $    218,993
                                                       ===========       ============     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                                                                           APACHE           APACHE
                                                          APACHE           APACHE          FINANCE          FINANCE
                                                        CORPORATION     NORTH AMERICA     AUSTRALIA         CANADA
                                                       ------------     -------------    -----------      -----------
                                                                                (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $  (189,177)      $         -     $   (10,411)     $   326,493
                                                       -----------       -----------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (191,034)                -               -                -
  Acquisitions.....................................       (527,610)                -               -                -
  Investment in subsidiaries, net..................        407,659            (9,025)              -                -
  Other, net.......................................        (15,393)                -               -                -
                                                       -----------       -----------     -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES..............       (326,378)           (9,025)              -                -
                                                       -----------       -----------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................        660,873                 -           1,386         (347,282)
  Payments on long-term debt.......................       (678,900)                -               -                -
  Dividends paid...................................        (34,366)                -               -                -
  Common stock activity............................        570,024             9,025           9,025           20,662
  Treasury stock activity, net.....................          3,738                 -               -                -
  Cost of debt and equity transactions.............         (4,039)                -               -                -
                                                       -----------       -----------     -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        517,330             9,025          10,411         (326,620)
                                                       -----------       -----------     -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................          1,775                 -               -             (127)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................            224                 -               2              127
                                                       -----------       -----------     -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $     1,999       $         -     $         2      $         -
                                                       ===========       ===========     ===========      ===========

                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION       & ELIMINATIONS   CONSOLIDATED
                                                       ------------    -----------------  ------------
                                                                        (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $ 1,097,260       $          -     $ 1,224,165
                                                       -----------       ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (580,012)                 -        (771,046)
  Acquisitions.....................................       (629,524)                 -      (1,157,134)
  Investment in subsidiaries, net..................        156,790           (555,424)              -
  Other, net.......................................        (16,949)                 -         (32,342)
                                                       -----------       ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES..............     (1,069,695)          (555,424)     (1,960,522)
                                                       -----------       ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................         76,315            651,126       1,042,418
  Payments on long-term debt.......................       (173,405)                 -        (852,305)
  Dividends paid...................................              -                  -         (34,366)
  Common stock activity............................         56,990            (95,702)        570,024
  Treasury stock activity, net.....................              -                  -           3,738
  Cost of debt and equity transactions.............              -                  -          (4,039)
                                                       -----------       ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        (40,100)           555,424         725,470
                                                       -----------       ------------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................        (12,535)                 -         (10,887)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................         51,533                  -          51,886
                                                       -----------       ------------     -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $    38,998       $          -     $    40,999
                                                       ===========       ============     ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                                                                       APACHE            APACHE
                                                                     APACHE           APACHE           FINANCE          FINANCE
                                                                  CORPORATION      NORTH AMERICA      AUSTRALIA          CANADA
                                                                ----------------  ---------------  ---------------  ----------------
                                                                                           (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...............................................      $     300,039     $           -    $      (9,025)   $      (3,682)
                                                                 -------------     -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.....................           (119,011)                -                -                -
   Proceeds from sales of oil and gas properties...........                  -                 -                -                -
   Proceeds from sale of U.S. Government Agency Notes......                  -                 -                -                -
   Investment in subsidiaries, net.........................           (218,462)           (9,025)               -                -
   Other, net..............................................             (6,065)                -                -                -
                                                                 -------------     -------------    -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES......................           (343,538)           (9,025)               -                -
                                                                 -------------     -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt activity.................................          1,048,884                 -                -            3,682
   Payments on long-term debt..............................           (982,731)                -                -                -
   Dividends paid..........................................            (37,257)                -                -                -
   Common stock activity...................................             15,542             9,025            9,025                -
   Treasury stock activity, net............................              1,715                 -                -                -
   Cost of debt and equity transactions....................             (6,487)                -                -                -
                                                                 -------------     -------------    -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................             39,666             9,025            9,025            3,682
                                                                 -------------     -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.........................................             (3,833)                -                -                -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR........................................              6,383                 -                2                -
                                                                 -------------     -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD............................................      $       2,550     $           -    $           2    $           -
                                                                 =============     =============    =============    =============
                                                                    ALL OTHER
                                                                  SUBSIDIARIES
                                                                    OF APACHE      RECLASSIFICATIONS
                                                                   CORPORATION      & ELIMINATIONS      CONSOLIDATED
                                                                 ---------------   -----------------   ---------------
                                                                                    (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...............................................       $     336,753     $            -      $     624,085
                                                                  -------------     --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.....................            (345,217)                 -           (464,228)
   Proceeds from sales of oil and gas properties...........                   -                  -                  -
   Proceeds from sale of U.S. Government Agency Notes......              17,006                  -             17,006
   Investment in subsidiaries, net.........................            (138,451)           365,938                  -
   Other, net..............................................              (8,846)                 -            (14,911)
                                                                  -------------     --------------      -------------
NET CASH USED IN INVESTING ACTIVITIES......................            (475,508)           365,938           (462,133)
                                                                  -------------     --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt activity.................................             344,682           (291,389)         1,105,859
   Payments on long-term debt..............................            (162,239)                 -         (1,144,970)
   Dividends paid..........................................                   -                  -            (37,257)
   Common stock activity...................................              56,499            (74,549)            15,542
   Treasury stock activity, net............................                   -                  -              1,715
   Cost of debt and equity transactions....................                   -                  -             (6,487)
                                                                  -------------     --------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................             238,942           (365,938)           (65,598)
                                                                  -------------     --------------      -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.........................................             100,187                  -             96,354

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR........................................              29,240                  -             35,625
                                                                  -------------     --------------      -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD............................................       $     129,427     $            -      $     131,979
                                                                  =============     ==============      =============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2003


                                                                                                       APACHE            APACHE
                                                                     APACHE           APACHE           FINANCE          FINANCE
                                                                  CORPORATION      NORTH AMERICA      AUSTRALIA          CANADA
                                                                ----------------  ---------------  ---------------  ----------------
                                                                                           (IN THOUSANDS)
                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.............................        $       1,999     $           -    $           2    $           -
   Receivables, net of allowance.........................              257,011                 -                -                -
   Inventories...........................................               13,970                 -                -                -
   Drilling advances and others..........................               34,672                 -                -                -
                                                                 -------------     -------------    -------------    -------------
                                                                       307,652                 -                2                -
                                                                 -------------     -------------    -------------    -------------

PROPERTY AND EQUIPMENT, NET..............................            4,267,550                 -                -                -
                                                                 -------------     -------------    -------------    -------------

OTHER ASSETS:
   Intercompany receivable, net..........................              526,127                 -           (2,048)         (93,431)
   Goodwill, net.........................................                    -                 -                -                -
   Equity in affiliates..................................            3,921,624           167,952          425,152        1,009,730
   Deferred charges and other............................               34,611                 -                -            4,740
                                                                 -------------     -------------    -------------    -------------
                                                                 $   9,057,564     $     167,952    $     423,106    $     921,039
                                                                 =============     =============    =============    =============
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable......................................        $     165,426     $           -    $           -    $           -
   Other accrued expenses................................              249,165                 -           (1,864)           1,062
                                                                 -------------     -------------    -------------    -------------
                                                                       414,591                 -           (1,864)           1,062
                                                                 -------------     -------------    -------------    -------------
LONG-TERM DEBT...........................................            1,377,308                 -          268,889          646,713
                                                                 -------------     -------------    -------------    -------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
   Income taxes..........................................              743,104                 -          (11,871)          (1,276)
   Advances from gas purchasers..........................              117,365                 -                -                -
   Asset retirement obligation...........................              266,826                 -                -                -
   Oil and gas derivative instruments....................               26,274                 -                -                -
   Other.................................................              112,572                 -                -                -
                                                                 -------------     -------------    -------------    -------------
                                                                     1,266,141                 -          (11,871)          (1,276)
                                                                 -------------     -------------    -------------    -------------

PREFERRED INTERESTS OF SUBSIDIARIES......................                    -                 -                -                -
                                                                 -------------     -------------    -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.....................................            5,999,524           167,952          167,952          274,540
                                                                 -------------     -------------    -------------    -------------
                                                                 $   9,057,564     $     167,952    $     423,106    $     921,039
                                                                 =============     =============    =============    =============
                                                                   ALL OTHER
                                                                 SUBSIDIARIES
                                                                   OF APACHE     RECLASSIFICATIONS
                                                                  CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                                ---------------  -----------------  ---------------
                                                                                  (IN THOUSANDS)
                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.............................        $      38,998    $            -     $      40,999
   Receivables, net of allowance.........................              441,104                 -           698,115
   Inventories...........................................              104,302                 -           118,272
   Drilling advances and others..........................               60,400                 -            95,072
                                                                 -------------    --------------     -------------
                                                                       644,804                 -           952,458
                                                                 -------------    --------------     -------------

PROPERTY AND EQUIPMENT, NET..............................            6,437,946                 -        10,705,496
                                                                 -------------    --------------     -------------

OTHER ASSETS:
   Intercompany receivable, net..........................             (430,648)                -                 -
   Goodwill, net.........................................              189,252                 -           189,252
   Equity in affiliates..................................             (992,390)       (4,532,068)                -
   Deferred charges and other............................                9,478                 -            48,829
                                                                 -------------    --------------     -------------
                                                                 $   5,858,442    $   (4,532,068)    $  11,896,035
                                                                 =============    ==============     =============
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable......................................        $     105,790    $            -     $     271,216
   Other accrued expenses................................              223,290                 -           471,653
                                                                 -------------    --------------     -------------
                                                                       329,080                 -           742,869
                                                                 -------------    --------------     -------------
LONG-TERM DEBT...........................................               56,592                 -         2,349,502
                                                                 -------------    --------------     -------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
   Income taxes..........................................              640,224                 -         1,370,181
   Advances from gas purchasers..........................                    -                 -           117,365
   Asset retirement obligation...........................              444,578                 -           711,404
   Oil and gas derivative instruments....................                    -                 -            26,274
   Other.................................................               28,729                 -           141,301
                                                                 -------------    --------------     -------------
                                                                     1,113,531                 -         2,366,525
                                                                 -------------    --------------     -------------

PREFERRED INTERESTS OF SUBSIDIARIES......................              437,615                 -           437,615
                                                                 -------------    --------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.....................................            3,921,624        (4,532,068)        5,999,524
                                                                 -------------    --------------     -------------
                                                                 $   5,858,442    $   (4,532,068)    $  11,896,035
                                                                 =============    ==============     =============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002



                                                                                                       APACHE
                                                                     APACHE           APACHE           FINANCE           APACHE
                                                                  CORPORATION      NORTH AMERICA      AUSTRALIA      FINANCE CANADA
                                                                ----------------  ---------------  ---------------  ----------------
                                                                                           (IN THOUSANDS)
                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..............................       $         224     $           -    $           2    $         127
   Receivables, net of allowance..........................             121,410                 -                -                -
   Inventories............................................              15,509                 -                -                -
   Drilling advances and others...........................              19,468                 -                -                -
                                                                 -------------     -------------    -------------    -------------
                                                                       156,611                 -                2              127
                                                                 -------------     -------------    -------------    -------------

PROPERTY AND EQUIPMENT, NET...............................           3,403,716                 -                -                -
                                                                 -------------     -------------    -------------    -------------

OTHER ASSETS:
   Intercompany receivable, net...........................           1,146,086                 -             (662)        (253,851)
   Goodwill, net..........................................                   -                 -                -                -
   Equity in affiliates...................................           2,994,954           142,422          402,596          958,382
   Deferred charges and other.............................              31,804                 -                -            2,472
                                                                 -------------     -------------    -------------    -------------
                                                                 $   7,733,171     $     142,422    $     401,936    $     707,130
                                                                 =============     =============    =============    =============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.......................................       $     124,152     $           -    $           -    $           -
   Other accrued expenses.................................             134,191                 -            2,229            1,263
                                                                 -------------     -------------    -------------    -------------
                                                                       258,343                 -            2,229            1,263
                                                                 -------------     -------------    -------------    -------------

LONG-TERM DEBT............................................           1,550,645                 -          268,795          297,019
                                                                 -------------     -------------    -------------    -------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
   Income taxes...........................................             736,661                 -          (11,510)          (1,205)
   Advances from gas purchasers...........................             125,453                 -                -                -
   Oil and gas derivative instruments.....................               3,507                 -                -                -
   Other..................................................             134,282                 -                -                -
                                                                 -------------     -------------    -------------    -------------
                                                                       999,903                 -          (11,510)          (1,205)
                                                                 -------------     -------------    -------------    -------------
PREFERRED INTERESTS OF SUBSIDIARIES.......................                   -                 -                -                -
                                                                 -------------     -------------    -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY......................................           4,924,280           142,422          142,422          410,053
                                                                 -------------     -------------    -------------    -------------
                                                                 $   7,733,171     $     142,422    $     401,936    $     707,130
                                                                 =============     =============    =============    =============
                                                                    ALL OTHER
                                                                  SUBSIDIARIES
                                                                    OF APACHE      RECLASSIFICATIONS
                                                                   CORPORATION      & ELIMINATIONS      CONSOLIDATED
                                                                 ---------------   -----------------   ---------------
                                                                                     (IN THOUSANDS)
                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..............................        $      51,533     $            -      $      51,886
   Receivables, net of allowance..........................              406,277                  -            527,687
   Inventories............................................               93,695                  -            109,204
   Drilling advances and others...........................               58,536                  -             78,004
                                                                  -------------     --------------      -------------
                                                                        610,041                  -            766,781
                                                                  -------------     --------------      -------------

PROPERTY AND EQUIPMENT, NET...............................            5,061,869                  -          8,465,585
                                                                  -------------     --------------      -------------

OTHER ASSETS:
   Intercompany receivable, net...........................             (891,573)                 -                  -
   Goodwill, net..........................................              189,252                  -            189,252
   Equity in affiliates...................................             (808,503)        (3,689,851)                 -
   Deferred charges and other.............................                3,957                  -             38,233
                                                                  -------------     --------------      -------------
                                                                  $   4,165,043     $   (3,689,851)     $   9,459,851
                                                                  =============     ==============      =============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.......................................        $      90,136     $            -      $     214,288
   Other accrued expenses.................................              180,264                  -            317,947
                                                                  -------------     --------------      -------------
                                                                        270,400                  -            532,235
                                                                  -------------     --------------      -------------

LONG-TERM DEBT............................................               42,356                  -          2,158,815
                                                                  -------------     --------------      -------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
   Income taxes...........................................              396,663                  -          1,120,609
   Advances from gas purchasers...........................                    -                  -            125,453
   Oil and gas derivative instruments.....................                    -                  -              3,507
   Other..................................................               24,044                  -            158,326
                                                                  -------------     --------------      -------------
                                                                        420,707                  -          1,407,895
                                                                  -------------     --------------      -------------
PREFERRED INTERESTS OF SUBSIDIARIES.......................              436,626                  -            436,626
                                                                  -------------     --------------      -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY......................................            2,994,954         (3,689,851)         4,924,280
                                                                  -------------     --------------      -------------
                                                                  $   4,165,043     $   (3,689,851)     $   9,459,851
                                                                  =============     ==============      =============

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

         Several milestones were achieved during the second quarter, as we assimilated the assets acquired from BP p.l.c. (BP) into our operations:


         - Apache achieved record production of approximately 429,000 barrels of oil equivalent (boe) per day, an increase of 26 percent from the prior-year period. Oil production increased 40 percent to 211,701 barrels per day, while daily gas production rose 15 percent to 1.25 billion cubic feet (Bcf).



         - Second-quarter oil and gas production revenues crossed the billion dollar threshold, another quarterly-first for Apache.



         - Fifty-four percent of our equivalent production came from outside the U.S., as we commenced operations in the U.K. North Sea, continuing the multi-year trend to establish a diversified base of production and reserves.



         - Single-day gross oil production records were set in Egypt and from the Legendre field offshore Western Australia.


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

         Below are several important events that will play a pivotal role in defining not only the second half of the year but Apache's future for years to come:


         - Consistent with our policy of continued expansion through selective acquisitions, Apache consummated an agreement effective July 1, 2003 with Shell Exploration and Production Company (Shell) to acquire interests in 26 oil and gas fields on the outer Continental Shelf of the Gulf of Mexico and two onshore gas plants for $200 million. Prior to the transaction, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Shell $300 million to acquire an overriding royalty interest in a portion of the reserves to be produced over the next four years. Shell's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP). Under the terms of the VPP, Morgan Stanley is to receive a fixed volume of oil and gas production over the four-year term. The VPP reserves and production will not be recorded by Apache. In addition, a $60 million liability for the future cost to produce and deliver volumes subject to the VPP will be recorded by the Company because the overriding royalties are not burdened by production costs. This liability will be amortized as the volumes are produced and delivered to Morgan Stanley. Subject to preferential rights, this acquisition will add approximately 124.6 Bcf of natural gas and 6.6 million barrels of oil to Apache's reserves. We estimate it will add an average of 70 million cubic feet (MMcf) of natural gas and 4,600 barrels of oil to our daily production in the second half of 2003.


         - Apache also began to market its U.S. natural gas effective with July 2003 production. With our North American daily natural gas production exceeding one Bcf, we felt it was prudent to bring this responsibility back in-house.



         - Production was initiated on the Zhao Dong block in the Bohai Bay, offshore China in mid-July. Gross production is projected to peak at 22,000 barrels a day during the first quarter of 2004.



         - In July 2003, we announced two important exploration wells in Egypt, the Qasr-1X on the Khalda Concession and the Alexandrite-1X on the Matruh Concession. The Qasr-1X well tested at a combined rate of 51.8 MMcf of natural gas and 2,688 barrels of condensate per day from two zones. One interval on the Alexandrite-1X tested at a combined rate of 20 MMcf and 1,683 barrels of condensate per day.



         - In July 2003, we announced that our Ravensworth-1 well discovered oil in the Exmouth Sub-Basin offshore Western Australia. This well creates a new play for Apache in an oil-prone area south of existing operations in the Carnarvon Basin and adds a new dimension to our exploration program offshore Western Australia.



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



         Should such a change be required, the amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible undeveloped mineral interest" was $192 million as of June 30, 2003. The amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible developed mineral interest" was $1.2 billion as of June 30, 2003. Intangible developed mineral interest amounts are presented net of accumulated depletion, depreciation and amortization (DD&A). Accumulated DD&A was estimated using historical depletion rates applied proportionately to the costs of the acquisitions to be classified as "intangible developed mineral interest". The amounts noted above only include mineral rights acquired in business combinations or major asset purchases, and exclude those acquired individually or in groups as we have not historically tracked these in this manner. The Company has also not historically tracked the amount of mineral rights in the proved property balances related to producing leases or relinquished leases. We are currently identifying a methodology to do so for transactions subsequent to June 30, 2001.

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



                                       OIL REVENUES            GAS REVENUES
                                   FOR THE QUARTER ENDED   FOR THE QUARTER ENDED
                                         JUNE 30 ,               JUNE 30 ,
                                   ---------------------   ---------------------
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
United States...............           35%         37%         63%         53%
Canada......................           13%         16%         27%         29%
                                     ----        ----        ----        ----

North America...............           48%         53%         90%         82%

Egypt.......................           21%         29%          7%         13%
Australia...................           16%         18%          3%          5%
North Sea...................           15%          -           -           -
Other International.........            -           -           -           -
                                     ----        ----        ----        ----

    Total...................          100%        100%        100%        100%
                                     ====        ====        ====        ====



                                           OIL REVENUES               GAS REVENUES
                                    FOR THE SIX MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                    ------------------------   ------------------------
                                       2003        2002            2003        2002
                                     --------    --------        --------    --------
United States...............             35%         36%             61%         52%
Canada......................             14%         15%             28%         29%
                                       ----        ----            ----        ----

North America...............             49%         51%             89%         81%

Egypt.......................             25%         29%              9%         14%
Australia...................             18%         20%              2%          5%
North Sea...................              8%          -               -           -
Other International.........              -           -               -           -
                                       ----        ----            ----        ----

    Total...................            100%        100%            100%        100%
                                       ====        ====            ====        ====

         Crude Oil Contribution



         The geographic mix of our 2003 second quarter oil revenues changed appreciably compared to the 2002 second quarter with the addition of the North Sea properties, which contributed 15 percent of consolidated oil revenues in its inaugural quarter. North America's oil revenues declined five percent, to 48 percent, with the U.S. contributing 35 percent and Canada contributing 13 percent. Egypt and Australia contributed 21 percent and 16 percent, respectively.



         On a year-to-date basis, the North Sea, with only one quarter of revenues, contributed eight percent of consolidated oil revenues. The U.S. contributed 35 percent, while Canada's contribution totaled 14 percent. Egypt and Australia's contributions totaled 25 percent and 18 percent, respectively.



         Natural Gas Contribution



         Second quarter North American natural gas revenues totaled 90 percent of consolidated natural gas revenues, an increase of eight percent over the second quarter of 2002. The U.S. contribution rose 10 percent to 63 percent, while Canada's contribution fell two percent, to 27 percent. Egypt and Australia contributed seven percent and three percent, respectively.



         For the six-month period, North American natural gas revenues totaled 89 percent of consolidated natural gas revenues, up eight percent for the comparable prior-year period. Egypt and Australia contributed nine percent and two percent, respectively.

The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.


                                                   FOR THE QUARTER ENDED JUNE 30,              FOR THE SIX MONTHS ENDED JUNE 30,
                                             -------------------------------------------  ------------------------------------------
                                                                              INCREASE                                     INCREASE
                                                  2003            2002       (DECREASE)        2003           2002        (DECREASE)
                                             -------------   -------------   ----------   -------------   -------------   ----------
Revenues (in thousands):
   Natural gas............................   $     523,478   $     298,156       76%      $   1,043,838   $     524,138       99%
   Oil....................................         504,468         342,143       47%            942,811         636,280       48%
   Natural gas liquids....................          16,384          11,965       37%             32,843          21,235       55%
                                             -------------   -------------                -------------   -------------

        Total.............................   $   1,044,330   $     652,264       60%      $   2,019,492   $   1,181,653       71%
                                             =============   =============                =============   =============

Natural Gas Volume - Mcf per day:
   United States..........................         702,109         514,740       36%            627,858         527,516       19%
   Canada.................................         317,079         321,641       (1%)           313,164         318,169       (2%)
   Egypt                                           113,169         118,101       (4%)           118,415         117,815        1%
   Australia..............................         106,698         126,670      (16%)           103,941         123,675      (16%)
   North Sea..............................           2,103               -        -               1,057               -        -
   Argentina..............................           7,741           8,607      (10%)             7,267           6,244       16%
                                             -------------   -------------                -------------   -------------

        Total.............................       1,248,899       1,089,759       15%          1,171,702       1,093,419        7%
                                             =============   =============                =============   =============

Average Natural Gas price - Per Mcf:
   United States..........................   $        5.19   $        3.35       55%      $        5.64   $        2.84       99%
   Canada.................................            4.81            2.97       62%               5.08            2.65       92%
   Egypt                                              3.77            3.63        4%               4.15            3.34       24%
   Australia..............................            1.40            1.31        7%               1.35            1.27        6%
   North Sea..............................            2.08               -        -                2.08               -        -
   Argentina..............................             .50             .38       32%                .46             .46        -
        Total.............................            4.61            3.01       53%               4.92            2.65       86%

Oil Volume - Barrels per day:
   United States..........................          72,477          54,462       33%             64,947          55,142       18%
   Canada.................................          24,890          24,965        -              24,813          25,150       (1%)
   Egypt                                            47,687          43,945        9%             46,704          44,161        6%
   Australia..............................          32,673          27,515       19%             31,562          30,213        4%
   North Sea..............................          33,387               -        -              16,786               -        -
   Argentina..............................             587             593       (1%)               592             631       (6%)
                                             -------------   -------------                -------------   -------------

        Total.............................         211,701         151,480       40%            185,404         155,297       19%
                                             =============   =============                =============   =============

Average Oil price - Per barrel:
   United States..........................   $       26.90   $       25.55        5%      $       27.81   $       23.04       21%
   Canada.................................           27.80           23.50       18%              29.92           21.18       41%
   Egypt                                             24.45           24.36        -               27.37           22.89       20%
   Australia..............................           26.61           25.34        5%              29.67           22.77       30%
   North Sea..............................           25.50               -        -               25.50               -        -
   Argentina..............................           27.02           22.87       18%              29.49           21.39       38%
        Total.............................           26.19           24.82        6%              28.09           22.64       24%

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
      United States.......................           7,448           6,869        8%              6,769           6,882       (2%)
      Canada..............................           1,894           1,614       17%              1,652           1,487       11%
                                             -------------   -------------                -------------   -------------

        Total.............................           9,342           8,483       10%              8,421           8,369        1%
                                             =============   =============                =============   =============

Average NGL Price - Per barrel:
      United States.......................   $       20.24   $       16.31       24%      $       22.07   $       14.55       52%
      Canada..............................           15.46           12.05       28%              19.39           11.55       68%
        Total.............................           19.27           15.50       24%              21.55           14.02       54%

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


                                                  FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                               ---------------------------   ---------------------------
                                                   2003           2002           2003           2002
                                               ------------   ------------   ------------   ------------
                                                                       (Per Mcf)
Fixed-price physical......................       $  (.09)       $  (.01)       $  (.05)       $   .01
Derivatives...............................          (.02)             -           (.09)             -
Amortization..............................          (.01)           .04           (.01)           .05


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

         Apache also manages its exposure to fluctuations in crude oil prices using derivatives. We continue to amortize the unrealized gains and losses over the original production life of derivative positions closed in October and November 2001. The following table shows the impact on prices of each of these items:


                                                  FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                               --------------------------   ----------------------------
                                                   2003          2002           2003            2002
                                               ------------   -----------   -------------   ------------
                                                                      (Per bbl)
Derivatives...............................       $  (.54)       $     -       $  (1.00)       $      -
Amortization..............................           .02            .08            .03             .08

         Year-to-date oil production increased 19 percent for the reasons discussed above, contributing $153 million to oil sales. Realized oil prices rose 24 percent, increasing oil sales by $153 million.

Operating Expenses

         The table below presents a detail of our expenses:


                                                          FOR THE QUARTER ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                          ------------------------------   ---------------------------------
                                                              2003              2002             2003              2002
                                                              ----              ----             ----              ----
                                                                                  (In millions)
Depreciation, depletion and amortization (DD&A):
   Oil and gas property and equipment...............        $    255          $    196         $    453          $    393
   Other assets.....................................              17                15               34                29
Asset retirement obligation accretion...............              10                 -               16                 -
International impairments...........................               -                 -                -                 5
Lease operating costs (LOE).........................             186               112              320               223
Gathering and transportation costs..................              15                11               27                19
Severance and other taxes...........................              33                17               57                33
General and administrative expense (G&A)............              31                28               58                53
Financing costs, net................................              29                31               55                57
                                                            --------          --------         --------          --------

        Total.......................................        $    576          $    410         $  1,020          $    812
                                                            ========          ========         ========          ========


         Depreciation, Depletion and Amortization

         Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future development and abandonment costs.


         Second quarter 2003 full-cost DD&A expense of $255 million is mainly comprised of the U.S., $126 million, Canada, $37 million, Egypt, $42 million, Australia $28 million, and the North Sea, $22 million. Full-cost DD&A expense increased $59 million compared to last year's second quarter. The majority of the increase in absolute costs was the U.S., up $31 million and the North Sea, up $22 million, related to their increases in production driven by our recent acquisitions from BP. The remaining increase in DD&A expense is related to Egypt and Australia, which is consistent with their overall increase in production.



         On a boe basis, our full-cost DD&A rate increased $.23 from $6.30 in the second quarter of 2002 to $6.53 in 2003. The increase in the consolidated rate was driven by rate increases in Egypt and Australia and the addition of the North Sea properties. Egypt contributed $.15 to the overall rate change impacted by volume variances related to the dynamics of the Production Sharing Agreement and increases in estimated future development costs. Australia contributed $.13 to the overall rate change driven by costs incurred for several long-lead development projects and higher finding costs. The North Sea properties contributed an additional $.06 and carry a higher DD&A rate than our historical worldwide rate, while Canada lowered the overall rate $.09 per boe.



         Full-cost DD&A expense for the first half of 2003 of $453 million is mainly comprised of the U.S., $222 million, Canada, $74 million, Egypt, $80 million, Australia, $53 million, and the North Sea $22 million. Full-cost DD&A expense increased $60 million compared to the same period last year. The U.S. and the North Sea contributed $30 million and $22 million of the increase, respectively, which is mainly related to their acquisitions as discussed above. The remaining increase in DD&A expense is concentrated in Egypt and Australia.



         On a boe basis, our full-cost DD&A rate rose $.16 from $6.27 in 2002 to $6.43 in 2003. Egypt and Australia contributed $.11 and $.14, respectively, to the increase in the overall rate. The impact from Egypt is related to increases in estimated future development costs. The impact from Australia is primarily related to higher finding costs and development costs as discussed above. The North Sea added $.03 to the increase in the overall rate, related to the acquisition of the North Sea properties, while Canada lowered the overall rate $.08 per boe.


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

         Gathering and Transportation Costs


         Apache sells oil and natural gas under two types of transactions, both of which include a transportation charge. One is a netback arrangement, under which Apache sells oil or natural gas at the wellhead and collects a price, net of transportation incurred by the purchaser. Under the other arrangement, Apache sells oil or natural gas at a specific delivery point, pays transportation to a third-party carrier and receives from the purchaser a price with no transportation deduction. In both the U.S. and Canada, Apache sells oil and natural gas under both types of arrangements. In the North Sea, Apache pays transportation to a third-party carrier and receives payments with no transportation deduction. In Egypt and Australia, oil and natural gas are sold under the netback arrangement. Gathering and transportation costs paid to third-party carriers and disclosed here vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive.



         In our North American operations these costs are primarily related to the transportation of natural gas. In the North Sea these costs are related to transportation of oil. Costs incurred in the second quarter of 2003 totaled $7 million in Canada, $5 million in the U.S. and $3 million in the North Sea. Costs incurred in the second quarter of 2002 totaled $ 5 million in Canada and $ 6 million in the U.S. The increase over the 2002 second quarter primarily related to North Sea operations, where operations commenced in the second quarter of 2003.



         Year-to-date costs totaled $14 million in Canada, $ 10 million in the U.S. and $ 3 million in the North Sea. In the 2002 period, these costs totaled $11 million and $9 million in Canada and the U.S., respectively. The increase over the prior year was primarily attributable to increased volumes in North America and the addition of the North Sea properties.


         Severance and Other Taxes


         Severance and other taxes are comprised primarily of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia, the Australian Petroleum Resources Rent Tax (PRRT), to which Apache first became subject in 2002, the Petroleum Revenue Tax (PRT) on the North Sea properties, and the Canadian Large Corporation Tax, Saskatchewan Capital Tax, Saskatchewan Resource Surtax and Freehold Mineral Tax. Egyptian operations are not subject to these various taxes.



         In the second quarter of 2003, severance and other taxes totaled $33 million, consisting of the U.S., $13 million, Australia, $8 million, the North Sea, $6 million, and Canada, $5 million. The $33 million represents a $15 million increase from the comparable 2002 quarter. The U.S. saw a $5 million increase in severance taxes while Australia's rose $2 million. These increases were consistent with higher oil and gas production revenues. Canada's taxes increased $2 million over the prior-year quarter while the North Sea's $6 million represented initial PRT expense.



         In the first half of 2003, severance and other taxes of $57 million consisted of the U.S., $28 million, Australia, $15 million, Canada, $8 million, and the North Sea, $6 million. First-half severance and other taxes increased $25 million, with $17 million attributable to higher U.S. and Australian severance taxes, up $13 million and $4 million, respectively. The U.S. and Australian severance taxes increased for the reasons previously discussed. The balance of the increase came from Canada and the North Sea.


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

OIL AND GAS CAPITAL EXPENDITURES


                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
                                                                             2003               2002
                                                                         --------------     --------------
                                                                                  (In thousands)
Exploration and development:
    United States....................................................    $     198,294      $     129,594
    Canada...........................................................          300,209            123,639
    Egypt............................................................          123,843             64,722
    Australia........................................................           46,396             42,522
    North Sea........................................................           12,577                  -
    Other International..............................................           15,216             11,335
                                                                         -------------      -------------

                                                                         $     696,535      $     371,812
                                                                         =============      =============

Capitalized Interest.................................................    $      23,850      $      20,464
                                                                         =============      =============

Gas gathering, transmission and processing facilities................    $       6,528      $      19,527
                                                                         =============      =============

Acquisitions:
    Oil and gas properties...........................................    $   1,230,814      $       4,253
    Gas gathering, transmission and processing facilities............            5,484                  -
                                                                         -------------      -------------

                                                                         $   1,236,298      $       4,253
                                                                         =============      =============


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

                  Election of five directors to serve on the Company's board of directors. Mr. Bohen, Mr. Lawrence, Mr. Patton, Mr. Pitman, and Mr. Precourt were elected to serve until the annual meeting in 2006. The vote tabulation with respect to each nominee was as follows:


                                                           AUTHORITY
         NOMINEE                       FOR                 WITHHELD
-------------------------        -----------------      ----------------
Frederick M. Bohen                  136,238,719             2,443,751
George D. Lawrence                   97,155,702            41,526,768
Rodman D. Patton                    132,231,888             6,450,582
Charles J. Pitman                   136,261,535             2,420,935
Jay A. Precourt                     136,223,297             2,759,173



The shares listed above have not been restated for the two-for-one common stock split declared September 11, 2003.


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


-------------------
* Previously filed.



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



                                        APACHE CORPORATION


Dated: January 23, 2004                / s /  ROGER B. PLANK
                                        ----------------------------------------
                                        Roger B. Plank
                                        Executive Vice President and
                                        Chief Financial Officer




Dated: January 23, 2004                / s /  THOMAS L. MITCHELL
                                        ----------------------------------------
                                        Thomas L. Mitchell
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX



        *10.1     -        Apache Corporation Non-Employee Directors'
                           Compensation Plan, as amended and restated May 1, 2003, effective July 1, 2003.



        *12.1     -        Statement of computation of ratio of earnings to
                           fixed charges and combined fixed charges and preferred stock dividends.


         31.1     -        Certification of Chief Executive Officer.

         31.2     -        Certification of Chief Financial Officer.

         32.1     -        Certification of Chief Executive Officer and Chief
                           Financial Officer.


------------
* Previously filed