Form 10-Q/A
period 2003-09-30
APACHE CORP
filed 2004-01-26
CIK 6769

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


           For the Transition Period from ____________ to ____________


                          Commission File Number 1-4300


                               APACHE CORPORATION
              ----------------------------------------------------
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

                                   YES [X] NO [ ]


Number of shares of Registrant's common stock, outstanding as of October 31,
2003............324,075,864

                                EXPLANATORY NOTE



     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form S-3 (File No. 333-105536). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. Except where otherwise indicated, all share amounts and per share amounts have been adjusted to reflect the effects of the two-for-one stock split for our common stock declared in September 2003.



     For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 14, 2003, the filing date of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with our subsequent filings with the SEC.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                   FOR THE QUARTER             FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                              --------------------------    --------------------------
                                                                  2003           2002          2003           2002
                                                              -----------    -----------    -----------    -----------
                                                                    (In thousands, except per common share data)
REVENUES AND OTHER:
  Oil and gas production revenues..........................   $ 1,110,015    $   655,917    $ 3,129,507    $ 1,837,570
  Other....................................................        (5,474)       (10,728)        (4,001)        (8,070)
                                                              -----------    -----------    -----------    -----------
                                                                1,104,541        645,189      3,125,506      1,829,500
                                                              -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Depreciation, depletion and amortization.................       292,885        208,788        779,590        630,617
  Asset retirement obligation accretion....................        11,342              -         27,100              -
  International impairments................................             -              -              -          4,600
  Lease operating costs....................................       194,574        116,314        514,995        339,544
  Gathering and transportation costs.......................        16,948          9,869         43,940         29,214
  Severance and other taxes................................        41,587         16,064         98,883         48,769
  General and administrative...............................        34,692         25,463         93,097         78,830
  Financing costs:
     Interest expense......................................        48,784         38,787        127,908        117,120
     Amortization of deferred loan costs...................           557            530          1,624          1,330
     Capitalized interest..................................       (14,222)       (10,029)       (38,072)       (30,493)
     Interest income.......................................        (1,247)        (1,215)        (2,749)        (3,427)
                                                              -----------    -----------    -----------    -----------

                                                                  625,900        404,571      1,646,316      1,216,104
                                                              -----------    -----------    -----------    -----------

PREFERRED INTERESTS OF SUBSIDIARIES........................         1,976          3,922          8,668         12,584
                                                              -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES.................................       476,665        236,696      1,470,522        600,812
  Provision for income taxes...............................       199,704         90,168        636,883        227,302
                                                              -----------    -----------    -----------    -----------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE...............       276,961        146,528        833,639        373,510
  Cumulative effect of change in accounting principle,
     net of income tax.....................................             -              -         26,632              -
                                                              -----------    -----------    -----------    -----------
NET INCOME.................................................       276,961        146,528        860,271        373,510
  Preferred stock dividends................................         1,420          1,406          4,260          9,395
                                                              -----------    -----------    -----------    -----------

INCOME ATTRIBUTABLE TO COMMON STOCK........................   $   275,541    $   145,122    $   856,011    $   364,115
                                                              ===========    ===========    ===========    ===========
BASIC NET INCOME PER COMMON SHARE:
  Before change in accounting principle....................   $       .85    $       .48    $      2.58    $      1.23
  Cumulative effect of change in accounting principle......             -              -           0.08              -
                                                              -----------    -----------    -----------    -----------

                                                              $       .85    $       .48    $      2.66    $      1.23
                                                              ===========    ===========    ===========    ===========
DILUTED NET INCOME PER COMMON SHARE:
  Before change in accounting principle....................   $       .84    $       .48    $      2.56    $      1.21
  Cumulative effect of change in accounting principle......             -              -            .08              -
                                                              -----------    -----------    -----------    -----------

                                                              $       .84    $       .48    $      2.64    $      1.21
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                --------------------------
                                                                                   2003              2002
                                                                                -----------    -----------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................  $   860,271    $   373,510
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation, depletion and amortization .............................      779,590        630,617
        Asset retirement obligation accretion ................................       27,100              -
        Provision for deferred income taxes ..................................      352,479         83,271
        International impairments ............................................            -          4,600
        Cumulative effect of change in accounting principle ..................      (26,632)             -
        Other ................................................................       21,650          9,090
  Changes in operating assets and liabilities:
        (Increase) decrease in receivables ...................................      (75,366)       (72,939)
        (Increase) decrease in inventories ...................................       (3,680)          (526)
        (Increase) decrease in drilling advances and other ...................         (937)       (18,383)
        (Increase) decrease in deferred charges and other ....................      (22,046)           961
        Increase (decrease) in accounts payable ..............................       61,612         61,459
        Increase (decrease) in accrued expenses ..............................      142,089         (9,981)
        Increase (decrease) in advances from gas purchasers ..................      (11,667)       (10,437)
        Increase (decrease) in deferred credits and noncurrent liabilities....      (25,354)       (41,973)
                                                                                -----------    -----------

           Net cash provided by operating activities .........................    2,079,109      1,009,269
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ........................................   (1,115,349)      (747,216)
  Acquisition of BP properties ...............................................   (1,154,962)             -
  Acquisition of Shell properties ............................................     (201,813)             -
  Acquisition of Occidental properties .......................................      (22,000)       (11,000)
  Proceeds from sales of oil and gas properties ..............................       16,202              -
  Proceeds from sale of short-term investments ...............................            -         17,006
  Other, net .................................................................      (44,302)       (24,506)
                                                                                -----------    -----------

           Net cash used in investing activities .............................   (2,522,224)      (765,716)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings .......................................................    1,769,658      1,246,296
  Payments on long-term debt .................................................   (1,414,929)    (1,327,471)
  Dividends paid .............................................................      (51,967)       (53,059)
  Common stock activity ......................................................      574,349         27,407
  Treasury stock activity, net ...............................................        4,275          1,861
  Cost of debt and equity transactions .......................................       (4,520)        (6,741)
  Repurchase of preferred interests of subsidiaries ..........................     (443,000)             -
                                                                                -----------    -----------

           Net cash provided by (used in) financing activities ...............      433,866       (111,707)
                                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       (9,249)       131,846

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................       51,886         35,625
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................  $    42,637    $   167,471
                                                                                ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2003             2002
                                                                              -------------    ------------
                                                                                      (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .......................................           $     42,637    $     51,886
   Receivables, net of allowance ...................................                619,508         527,687
   Inventories .....................................................                126,180         109,204
   Drilling advances ...............................................                 31,509          45,298
   Prepaid assets and other ........................................                 49,505          32,706
                                                                               ------------    ------------

                                                                                    869,339         766,781
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties ............................................             15,702,029      12,827,459
      Unproved properties and properties under
        development, not being amortized ...........................              1,033,869         656,272
   Gas gathering, transmission and processing facilities ...........                804,194         784,271
   Other ...........................................................                230,007         194,685
                                                                               ------------    ------------
                                                                                 17,770,099      14,462,687
   Less: Accumulated depreciation, depletion and amortization ......             (6,646,795)     (5,997,102)
                                                                               ------------    ------------
                                                                                 11,123,304       8,465,585
                                                                               ------------    ------------
OTHER ASSETS:
   Goodwill, net ...................................................                189,252         189,252
   Deferred charges and other ......................................                 58,150          38,233
                                                                               ------------    ------------
                                                                               $ 12,240,045    $  9,459,851
                                                                               ============    ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                     2003            2002
                                                                                 ------------    ------------
                                                                                        (In thousands)
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .....................................................         $    284,941    $    214,288
  Accrued operating expense ............................................               83,133          47,382
  Accrued exploration and development ..................................              181,140         146,871
  Accrued compensation and benefits ....................................               41,432          32,680
  Accrued interest .....................................................               45,736          30,880
  Accrued income taxes .................................................              105,000          44,256
  Oil and gas derivative instruments ...................................               22,078               -
  Other ................................................................               65,844          15,878
                                                                                 ------------    ------------

                                                                                      829,304         532,235
                                                                                 ------------    ------------

LONG-TERM DEBT .........................................................            2,514,118       2,158,815
                                                                                 ------------    ------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes .........................................................            1,520,586       1,120,609
  Advances from gas purchasers .........................................              113,786         125,453
  Asset retirement obligation ..........................................              778,673               -
  Oil and gas derivative instruments ...................................               12,068           3,507
  Other ................................................................              174,425         158,326
                                                                                 ------------    ------------

                                                                                    2,599,538       1,407,895
                                                                                 ------------    ------------

PREFERRED INTERESTS OF SUBSIDIARIES ....................................                    -         436,626
                                                                                 ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares authorized - Series B,
    5.68% Cumulative Preferred Stock, 100,000 shares issued and
    outstanding ........................................................               98,387          98,387
  Common stock, $.625 par, 430,000,000 shares authorized,
    331,979,616 and 310,929,080 shares issued, respectively ............              207,487         194,331
  Paid-in capital ......................................................            4,023,754       3,427,450
  Retained earnings ....................................................            2,204,487       1,427,607
  Treasury stock, at cost, 8,118,532 and 8,422,656 shares,
    respectively .......................................................             (106,564)       (110,559)
  Accumulated other comprehensive loss .................................             (130,466)       (112,936)
                                                                                 ------------    ------------

                                                                                    6,297,085       4,924,280
                                                                                 ------------    ------------

                                                                                 $ 12,240,045    $  9,459,851
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

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                          SERIES B    SERIES C
                                                          COMPREHENSIVE   PREFERRED   PREFERRED      COMMON        PAID-IN
(In thousands)                                               INCOME         STOCK       STOCK         STOCK        CAPITAL
                                                          -------------   ---------   ----------    ---------    -----------
BALANCE AT DECEMBER 31, 2001......................                        $ 98,387    $  208,207    $ 185,288    $ 2,803,825
  Comprehensive income (loss):
      Net income..................................         $  373,510            -             -            -              -
      Currency translation adjustments............              5,328            -             -            -              -
      Commodity hedges, net of income tax
           benefit of $8,105......................            (11,300)           -             -            -              -
      Marketable securities, net of income
           tax benefit of $67.....................               (125)           -             -            -              -
                                                           ----------
  Comprehensive income............................         $  367,413
                                                           ==========
  Dividends:
      Preferred...................................                               -             -            -              -
      Common ($.15 per share).....................                               -             -            -              -
  Common shares issued............................                               -             -          742         24,525
  Conversion of Series C Preferred Stock..........                               -      (208,207)       8,193        200,014
  Treasury shares issued, net.....................                               -             -            -             37
  Other...........................................                               -             -            -            598
                                                                          --------    ----------    ---------    -----------

BALANCE AT SEPTEMBER 30, 2002.....................                        $ 98,387    $        -    $ 194,223    $ 3,028,999
                                                                          ========    ==========    =========    ===========

BALANCE AT DECEMBER 31, 2002......................                        $ 98,387    $        -    $ 194,331    $ 3,427,450
  Comprehensive income (loss):
      Net income..................................         $  860,271            -             -            -              -
      Commodity hedges, net of income tax
           benefit of $10,157.....................            (17,530)           -             -            -              -
                                                           ----------
  Comprehensive income............................         $  842,741
                                                           ==========
  Dividends:
      Preferred...................................                               -             -            -              -
      Common ($.16 per share).....................                               -             -            -              -
  Five percent common stock dividend..............                               -             -          581         25,333
  Common shares issued............................                               -             -       12,575        567,945
  Treasury shares issued, net.....................                               -             -            -          2,904
  Other...........................................                               -             -            -            122
                                                                          --------    ----------    ---------    -----------

BALANCE AT SEPTEMBER 30, 2003.....................                        $ 98,387    $        -    $ 207,487    $ 4,023,754
                                                                          ========    ==========    =========    ===========

                                                                                           ACCUMULATED
                                                                                              OTHER            TOTAL
                                                            RETAINED         TREASURY     COMPREHENSIVE     SHAREHOLDERS'
(In thousands)                                              EARNINGS          STOCK        INCOME (LOSS)       EQUITY
                                                          ------------       ---------    -------------     ------------
BALANCE AT DECEMBER 31, 2001......................        $  1,336,478       $(111,885)     $(101,817)       $4,418,483
  Comprehensive income (loss):
      Net income..................................             373,510               -              -           373,510
      Currency translation adjustments............                   -               -          5,328             5,328
      Commodity hedges, net of income tax
           benefit of $8,105......................                   -               -        (11,300)          (11,300)
      Marketable securities, net of income
           tax benefit of $67.....................                   -               -           (125)             (125)
  Comprehensive income............................
  Dividends:
      Preferred...................................              (9,395)              -              -            (9,395)
      Common ($.15 per share).....................             (42,512)              -              -           (42,512)
  Common shares issued............................                   -               -              -            25,267
  Conversion of Series C Preferred Stock..........                   -               -              -                 -
  Treasury shares issued, net.....................                   -           1,269              -             1,306
  Other...........................................                   -               -              -               598
                                                          ------------       ---------      ---------        ----------

BALANCE AT SEPTEMBER 30, 2002.....................        $  1,658,081       $(110,616)     $(107,914)       $4,761,160
                                                          ============       =========      =========        ==========

BALANCE AT DECEMBER 31, 2002......................        $  1,427,607       $(110,559)     $(112,936)       $4,924,280
  Comprehensive income (loss):
      Net income..................................             860,271               -              -           860,271
      Commodity hedges, net of income tax
           benefit of $10,157.....................                   -               -        (17,530)          (17,530)
  Comprehensive income............................
  Dividends:
      Preferred...................................              (4,260)              -              -            (4,260)
      Common ($.16 per share).....................             (53,217)              -              -           (53,217)
  Five percent common stock dividend..............             (25,914)              -              -                 -
  Common shares issued............................                   -               -              -           580,520
  Treasury shares issued, net.....................                   -           3,995              -             6,899
  Other...........................................                   -               -              -               122
                                                          ------------       ---------      ---------        ----------

BALANCE AT SEPTEMBER 30, 2003.....................        $  2,204,487       $(106,564)     $(130,466)       $6,297,085
                                                          ============       =========      =========        ==========


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

1.       ACQUISITIONS


         On January 13, 2003, Apache announced that it had entered into agreements to purchase producing properties in the North Sea and Gulf of Mexico from subsidiaries of BP p.l.c. (referred to collectively as "BP") for $1.3 billion, with $670 million allocated to the Gulf of Mexico properties and $630 million allocated to properties in the North Sea. The properties included estimated proved reserves of 233.2 million barrels of oil equivalent (MMboe),
147.6 MMboe located in the North Sea with the balance in the Gulf of Mexico. Both purchase agreements were effective as of January 1, 2003. As is customary, Apache assumed BP's abandonment obligation for the properties, which was considered in determining the purchase price. Both the Gulf of Mexico and North Sea assets acquired from BP were funded with net proceeds of approximately $554 million from the issuance of 19.8 million shares of common stock in January 2003, adjusted for the five percent common stock dividend and the two-for-one common stock split, and proceeds from additional debt of approximately $604 million borrowed under existing lines of credit and commercial paper.


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

         The BP purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition, as follows:


                                                U.S. -                 U.K. -
                                           GULF OF MEXICO             NORTH SEA                 TOTAL*
                                           --------------          -------------              ----------
                                                                   (In thousands)
Proved property                             $  539,110                $ 854,835               $1,393,945
Unproved property                               57,500                   65,000                  122,500
Working capital acquired, net                        -                   10,957                   10,957
Asset retirement obligation                    (69,000)                (250,887)                (319,887)
Deferred income tax liability                        -                  (50,381)                 (50,381)
                                            ----------                ---------               ----------
Cash consideration                          $  527,610                $ 629,524               $1,157,134
                                            ==========                =========               ==========


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


                                                     FOR THE NINE MONTHS           FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30, 2003      ENDED SEPTEMBER 30, 2002
                                                 --------------------------     ------------------------
                                                 AS REPORTED     PRO FORMA      AS REPORTED    PRO FORMA
                                                 -----------    -----------     -----------    ---------
                                                       (In thousands, except per common share data)
Revenues and other........................       $ 3,125,506    $ 3,363,468     $ 1,829,500    $ 2,520,630
Net income................................           860,271        933,468         373,510        455,565
Preferred stock dividends.................             4,260          4,260           9,395          9,395
Income attributable to common stock.......           856,011        929,208         364,115        446,170

Net income per common share:
  Basic...................................       $      2.66    $      2.87     $      1.23    $      1.42
  Diluted.................................              2.64           2.85            1.21           1.39

Average common shares outstanding (1).....           321,908        323,360         295,432        315,234



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


   PRODUCTION                                    TOTAL VOLUMES      WEIGHTED AVERAGE         FAIR VALUE ASSET/
     PERIOD               INSTRUMENT TYPE         (MMBTU/BBL)        FLOOR/CEILING             (LIABILITY)
     ------               ---------------         -----------        -------------             -----------
                                                                                              (In thousands)
10/2003 - 12/2003           Gas Collars            4,600,000       $  3.50 / 6.09              $    (320)
                       Gas Fixed-Price Swap       18,400,000             5.17                      7,053
                       Oil Fixed-Price Swap        4,600,000            26.59                     (9,919)

      2004                  Gas Collars           18,300,000          3.25 / 5.81                 (5,893)
                       Gas Fixed-Price Swap       51,240,000             4.52                    (18,561)
                       Oil Fixed-Price Swap        1,550,000            26.59                     (2,070)

      2005                  Gas Collars            9,050,000          3.25 / 5.20                 (4,436)


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


       CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
-------------------------------------------------------------------
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


         A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below:


                                                                  GROSS        AFTER TAX
                                                                ----------     ---------
                                                                     (In thousands)
Unrealized loss on derivatives at December 31, 2002........     $  (7,141)     $  (4,186)

Net losses realized into earnings..........................        69,379         43,135

Net change in derivative fair value........................       (97,066)       (60,665)
                                                                ---------      ---------

Unrealized loss on derivatives at September 30, 2003.......     $ (34,828)     $ (21,716)
                                                                =========      =========


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



         On September 12, 2003, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to 12 cents per share from 10 cents per share (six cents per share from five cents, adjusted for the two-for-one split), effective with the November 2003 payment, and to split its common stock two-for-one early in 2004, subject to shareholder approval of an increase in the authorized number of common shares.


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

7.       NET INCOME PER COMMON SHARE

         A reconciliation of the components of basic and diluted net income per common share is presented in the table below:


                                                                 FOR THE QUARTER ENDED SEPTEMBER 30,
                                                    ------------------------------------------------------------
                                                                 2003                          2002
                                                    ------------------------------  ----------------------------
                                                      INCOME    SHARES   PER SHARE   INCOME    SHARES  PER SHARE
                                                    ----------  -------  ---------  --------  -------  ---------
                                                              (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock..........    $  275,541  323,751  $     .85  $145,122  302,194  $     .48
                                                                         =========                     =========

EFFECT OF DILUTIVE SECURITIES:
   Stock options and other......................             -    2,850                    -    2,476
                                                    ----------  -------             --------  -------

DILUTED:
   Income attributable to common stock,
     including assumed conversions..............    $  275,541  326,601  $     .84  $145,122  304,670  $     .48
                                                    ==========  =======  =========  ========  =======  =========



                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                    ------------------------------------------------------------
                                                                 2003                          2002
                                                    ------------------------------  ----------------------------
                                                     INCOME     SHARES   PER SHARE   INCOME   SHARES   PER SHARE
                                                    ----------  -------  ---------  --------  -------  ---------
                                                               (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock..........    $  856,011  321,908  $    2.66  $364,115  295,432  $    1.23
                                                                         =========                     =========
EFFECT OF DILUTIVE SECURITIES:
   Stock options and other......................             -    2,742                    -    2,708
   Series C Preferred Stock ....................             -        -                5,149    6,434
                                                    ----------  -------             --------  -------

DILUTED:
   Income attributable to common stock,
     including assumed conversions..............    $  856,011  324,650  $    2.64  $369,264  304,574  $    1.21
                                                    ==========  =======  =========  ========  =======  =========

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


                                                                 FOR THE QUARTER ENDED  FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ---------------------  -------------------------
                                                                   2003         2002      2003             2002
                                                                 --------     --------  --------         --------
                                                                (In thousands, except for per common share amounts)
Income attributable to common stock, as reported..............   $275,541     $145,122  $856,011         $364,115

Add:  Stock-based employee compensation expense
      included in reported net income, net of related
      tax effects.............................................          -          275       391              751

Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects.......     (5,567)      (5,240)  (16,433)         (15,312)
                                                                 --------     --------  --------         --------

Pro forma income attributable to common stock.................   $269,974     $140,157  $839,969         $349,554
                                                                 ========     ========  ========         ========
Net Income per Common Share:
      Basic:
          As reported.........................................   $    .85     $    .48  $   2.66         $   1.23
          Pro forma...........................................        .84          .47      2.61             1.19
      Diluted:
          As reported.........................................   $    .84     $    .48  $   2.64         $   1.21
          Pro forma...........................................        .82          .46      2.56             1.16


         The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.


         During the second quarter of 2003, the Company issued a total of 1,802,210 stock appreciation rights (SARs), adjusted for the two-for-one stock split, to non-executive employees in lieu of stock options. The SARs will be settled in cash upon exercise. The vesting period is over four years and the Company will record compensation expense on the vested SARs outstanding as the price of the Company's common stock fluctuates. The related after tax expense was $.7 million and $1.0 million for the third quarter and year-to-date, respectively. The Company issued a 2003 award of 121,000 shares, adjusted for the two-for-one stock split, of restricted common stock to executives in May of 2003.


9.       SUPPLEMENTAL CASH FLOW INFORMATION

         The following table provides supplemental disclosure of cash flow information:


                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                       2003             2002
                                                     --------         --------
                                                           (In thousands)
Cash paid during the period for:
     Interest (net of amounts capitalized)........   $ 58,821         $57,649
     Income taxes (net of refunds)................    225,667          15,363

10.      BUSINESS SEGMENT INFORMATION



         Apache has five reportable segments which are primarily in the business of natural gas and crude oil exploration and production. The Company evaluates segment performance based on results from oil and gas sales and lease-level expenses. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:



                                                UNITED                                                      OTHER
                                                STATES      CANADA      EGYPT     AUSTRALIA  NORTH SEA  INTERNATIONAL     TOTAL
                                              ----------  ----------  ----------  ---------  ---------  -------------  -----------
                                                                                (IN THOUSANDS)
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2003

Oil and Gas Production Revenues............   $1,527,389  $  627,861  $  482,222  $ 297,787  $ 181,389  $      12,859  $ 3,129,507
                                              ==========  ==========  ==========  =========  =========  =============  ===========

Operating Income (1).......................   $  849,027  $  350,924  $  287,353  $ 150,687  $  22,536  $       4,472  $ 1,664,999
                                              ==========  ==========  ==========  =========  =========  =============
Other Income (Expense):
     Other.................................                                                                                 (4,001)
     General and administrative............                                                                                (93,097)
     Preferred interests of subsidiaries...                                                                                 (8,668)
     Financing costs, net..................                                                                                (88,711)
                                                                                                                       -----------
Income Before Income Taxes.................                                                                            $ 1,470,522
                                                                                                                       ===========

Total Assets...............................   $5,574,670  $2,829,605  $1,714,001  $ 955,209  $ 981,240  $     185,320  $12,240,045
                                              ==========  ==========  ==========  =========  =========  =============  ===========

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002

Oil and Gas Production Revenues............   $  799,716  $  385,424  $  402,236  $ 245,300  $       -  $       4,894  $ 1,837,570
                                              ==========  ==========  ==========  =========  =========  =============  ===========

Operating Income (Loss) (1)................   $  285,896  $  149,584  $  231,665  $ 120,529  $       -  $      (2,848) $   784,826
                                              ==========  ==========  ==========  =========  =========  =============
Other Income (Expense):
     Other.................................                                                                                 (8,070)
     General and administrative............                                                                                (78,830)
     Preferred interests of subsidiaries...                                                                                (12,584)
     Financing costs, net..................                                                                                (84,530)
                                                                                                                       -----------
Income Before Income Taxes.................                                                                            $   600,812
                                                                                                                       ===========

Total Assets...............................   $4,111,676  $2,303,297  $1,668,826  $ 998,643  $       -  $     166,267  $ 9,248,709
                                              ==========  ==========  ==========  =========  =========  =============  ===========


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

12.      NEW ACCOUNTING PRONOUNCEMENTS


         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.



         The company adopted SFAS No. 143 on January 1, 2003, which resulted in an increase to net oil and gas properties of $410 million and additional liabilities related to asset retirement obligations of $369 million. These amounts reflect the ARO of the company had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash cumulative effect increase to earnings of $27 million ($41 million pretax). In accordance with the provisions of SFAS No. 143, Apache records an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated full-cost pool. Under SFAS No. 143 depletion expense is reduced since a discounted ARO is depleted in the property balance rather than the undiscounted value previously depleted under the old rules. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which is recognized over time as the discounted liability is accreted to its expected settlement value.



         Inherent in the present value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.



         The $27 million ($41 million pretax) cumulative increase to earnings upon adoption did not take into consideration potential impacts of adopting SFAS No. 143 on previous full-cost property impairment tests. The company chose not to re-calculate historical full-cost impairment tests ("ceiling test") upon adoption even though historical oil and gas property balances would have been higher had we applied the provisions of the statement. Management believes this approach is appropriate because SFAS No. 143 is silent on this issue and was not effective during the prior ceiling test periods. Had we re-calculated the historical full-cost ceiling tests and included the impact as a component of the cumulative effect of adoption, the ultimate gain recognized would have potentially been reduced. A ceiling test calculation was performed upon adoption and at the end of each reporting period subsequent to adoption and no impairment was necessary. In calculating ceiling limitations, the company includes the undiscounted ARO as part of future development costs, essentially reducing the present value of its future net revenues and full-cost ceiling limit. To compare the property balance, which included the ARO component, to the full-cost ceiling limit, which has been reduced by a similar abandonment cost, we net the ARO liability against the property balance. The company believes this is appropriate since there must be a comparable basis between the net book value of the properties and the full-cost ceiling limitation.


         The following table describes all changes to the Company's asset retirement obligation liability since adoption (in thousands):


Asset retirement obligation upon adoption on January 1, 2003.....   $368,537
Liabilities incurred.............................................    389,480
Liabilities settled..............................................     (6,444)
Accretion expense................................................     27,100
                                                                    --------
Asset retirement obligation at September 30, 2003................   $778,673
                                                                    ========


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



         Should such a change be required, the amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible undeveloped mineral interest" was $265 million as of September 30, 2003. The amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible developed mineral interest" was $1.4 billion as of September 30, 2003. Intangible developed mineral interest amounts are presented net of accumulated depletion, depreciation and amortization (DD&A). Accumulated DD&A was estimated using historical depletion rates applied proportionately to the costs of the acquisitions to be classified as "intangible developed mineral interest". The amounts noted above only include mineral rights acquired in business combinations or major asset purchases, and exclude those acquired individually or in groups as we have not historically tracked these in this manner. The Company has also not historically tracked the amount of mineral rights in the proved property balances related to producing leases or relinquished leases. We are currently identifying a methodology to do so for transactions subsequent to June 30, 2001.



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



14.  SUPPLEMENTAL GUARANTOR INFORMATION


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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                                                                   APACHE           APACHE
                                                     APACHE         APACHE         FINANCE          FINANCE
                                                   CORPORATION   NORTH AMERICA    AUSTRALIA         CANADA
                                                   -----------   -------------  -------------     -----------
                                                                          (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues...............  $   452,358   $           -  $           -     $         -
   Equity in net income (loss) of affiliates.....      171,661           6,614          9,591          30,809
   Other.........................................         (331)              -              -               -
                                                   -----------   -------------  -------------     -----------
                                                       623,688           6,614          9,591          30,809
                                                   -----------   -------------  -------------     -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization......      104,743               -              -               -
   Asset retirement obligation accretion.........        4,674               -              -               -
   Lease operating costs.........................       80,068               -              -               -
   Gathering and transportation costs............        5,522               -              -               -
   Severance and other taxes.....................       11,233               -              -               -
   General and administrative....................       26,499               -              -               -
   Financing costs, net..........................       27,042               -          4,509           9,945
                                                   -----------   -------------  -------------     -----------
                                                       259,781               -          4,509           9,945
                                                   -----------   -------------  -------------     -----------

PREFERRED INTERESTS OF SUBSIDIARIES..............          (25)              -              -               -
                                                   -----------   -------------  -------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES................      363,932           6,614          5,082          20,864
   Provision (benefit) for income taxes..........       86,971               -         (1,532)         (3,619)
                                                   -----------   -------------  -------------     -----------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................      276,961           6,614          6,614          24,483
   Cumulative effect of change in accounting
      principle, net of income tax...............            -               -              -               -
                                                   -----------   -------------  -------------     -----------

NET INCOME.......................................      276,961           6,614          6,614          24,483
   Preferred stock dividends.....................        1,420               -              -               -
                                                   -----------   -------------  -------------     -----------
INCOME ATTRIBUTABLE TO COMMON STOCK..............  $   275,541   $       6,614  $       6,614     $    24,483
                                                   ===========   =============  =============     ===========

                                                  ALL OTHER
                                                 SUBSIDIARIES
                                                  OF APACHE     RECLASSIFICATIONS
                                                 CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                 -----------     --------------     ------------
                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues ............  $   704,664       $   (47,007)      $ 1,110,015
   Equity in net income (loss) of affiliates...       (9,303)         (209,372)                -
   Other ......................................       (5,143)                -            (5,474)
                                                 -----------       -----------       -----------
                                                     690,218          (256,379)        1,104,541
                                                 -----------       -----------       -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization....      188,142                 -           292,885
   Asset retirement obligation accretion ......        6,668                 -            11,342
   Lease operating costs ......................      161,513           (47,007)          194,574
   Gathering and transportation costs .........       11,426                 -            16,948
   Severance and other taxes ..................       30,354                 -            41,587
   General and administrative .................        8,193                 -            34,692
   Financing costs, net .......................       (7,624)                -            33,872
                                                 -----------       -----------       -----------
                                                     398,672           (47,007)          625,900
                                                 -----------       -----------       -----------

PREFERRED INTERESTS OF SUBSIDIARIES ...........        2,001                 -             1,976
                                                 -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES .............      289,545          (209,372)          476,665
   Provision (benefit) for income taxes .......      117,884                 -           199,704
                                                 -----------       -----------       -----------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ........................      171,661          (209,372)          276,961
   Cumulative effect of change in accounting
      principle, net of income tax .........               -                 -                 -
                                                 -----------       -----------       -----------

NET INCOME ....................................      171,661          (209,372)          276,961
   Preferred stock dividends ..................            -                 -             1,420
                                                 -----------       -----------       -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........  $   171,661       $  (209,372)      $   275,541
                                                 ===========       ===========       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                              APACHE       APACHE
                                                   APACHE       APACHE        FINANCE      FINANCE
                                                CORPORATION  NORTH AMERICA   AUSTRALIA     CANADA
                                                -----------  -------------   ---------    ---------
                                                                  (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues ............  $ 206,029     $       -     $       -    $       -
   Equity in net income (loss) of affiliates...    105,002         6,534         9,512       15,714
   Other ......................................       (497)            -             -            -
                                                 ---------     ---------     ---------    ---------
                                                   310,534         6,534         9,512       15,714
                                                 ---------     ---------     ---------    ---------

OPERATING EXPENSES:
   Depreciation, depletion and amortization....     46,851             -             -            -
   Lease operating costs ......................     52,289             -             -            -
   Gathering and transportation costs .........      4,250             -             -            -
   Severance and other taxes ..................      8,695             -             -           90
   General and administrative .................     21,496             -             -            -
   Financing costs, net .......................     18,470             -         4,512       10,268
                                                 ---------     ---------     ---------    ---------
                                                   152,051             -         4,512       10,358
                                                 ---------     ---------     ---------    ---------

PREFERRED INTERESTS OF SUBSIDIARIES ...........          -             -             -            -
                                                 ---------     ---------     ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES .............    158,483         6,534         5,000        5,356
   Provision (benefit) for income taxes .......     11,955             -        (1,534)      (4,948)
                                                 ---------     ---------     ---------    ---------

NET INCOME ....................................    146,528         6,534         6,534       10,304
   Preferred stock dividends ..................      1,406             -             -            -
                                                 ---------     ---------     ---------    ---------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........  $ 145,122     $   6,534     $   6,534    $  10,304
                                                 =========     =========     =========    =========

                                                  ALL OTHER
                                                SUBSIDIARIES
                                                  OF APACHE   RECLASSIFICATIONS
                                                 CORPORATION    & ELIMINATIONS   CONSOLIDATED
                                                 -----------    --------------   ------------
                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues ...........    $ 485,979        $ (36,091)     $ 655,917
   Equity in net income (loss) of affiliates..       (8,388)        (128,374)             -
   Other .....................................      (10,231)               -        (10,728)
                                                  ---------        ---------      ---------
                                                    467,360         (164,465)       645,189
                                                  ---------        ---------      ---------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...      161,937                -        208,788
   Lease operating costs .....................      100,116          (36,091)       116,314
   Gathering and transportation costs ........        5,619                -          9,869
   Severance and other taxes .................        7,279                -         16,064
   General and administrative ................        3,967                -         25,463
   Financing costs, net ......................       (5,177)               -         28,073
                                                  ---------        ---------      ---------
                                                    273,741          (36,091)       404,571
                                                  ---------        ---------      ---------

PREFERRED INTERESTS OF SUBSIDIARIES ..........        3,922                -          3,922
                                                  ---------        ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES ............      189,697         (128,374)       236,696
   Provision (benefit) for income taxes ......       84,695                -         90,168
                                                  ---------        ---------      ---------

NET INCOME ...................................      105,002         (128,374)       146,528
   Preferred stock dividends .................            -                -          1,406
                                                  ---------        ---------      ---------
INCOME ATTRIBUTABLE TO COMMON STOCK ..........    $ 105,002        $(128,374)     $ 145,122
                                                  =========        =========      =========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                                               APACHE         APACHE
                                                  APACHE         APACHE        FINANCE        FINANCE
                                                CORPORATION   NORTH AMERICA   AUSTRALIA       CANADA
                                                -----------   -------------   ---------       ------
                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues ...........  $ 1,267,321    $         -   $         -    $         -
   Equity in net income (loss) of affiliates..      427,821         23,343        32,276         65,411
   Other .....................................       (6,588)             -             -              -
                                                -----------    -----------   -----------    -----------
                                                  1,688,554         23,343        32,276         65,411
                                                -----------    -----------   -----------    -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...      265,954              -             -              -
   Asset retirement obligation accretion .....       11,216              -             -              -
   Lease operating costs .....................      204,842              -             -              -
   Gathering and transportation costs ........       14,419              -             -              -
   Severance and other taxes .................       38,632              -             -             53
   General and administrative ................       75,340              -             -              -
   Financing costs, net ......................       75,486              -        13,534         30,124
                                                -----------    -----------   -----------    -----------
                                                    685,889              -        13,534         30,177
                                                -----------    -----------   -----------    -----------

PREFERRED INTERESTS OF SUBSIDIARIES ..........          (25)             -             -              -
                                                -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ............    1,002,690         23,343        18,742         35,234
   Provision (benefit) for income taxes ......      162,176              -        (4,601)       (11,049)
                                                -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE .......................      840,514         23,343        23,343         46,283
   Cumulative effect of change in accounting
     principle, net of income tax ............       19,757              -             -              -
                                                -----------    -----------   -----------    -----------

NET INCOME ...................................      860,271         23,343        23,343         46,283
   Preferred stock dividends .................        4,260              -             -              -
                                                -----------    -----------   -----------    -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ..........  $   856,011    $    23,343   $    23,343    $    46,283
                                                ===========    ===========   ===========    ===========

                                                 ALL OTHER
                                                SUBSIDIARIES
                                                 OF APACHE    RECLASSIFICATIONS
                                                CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                -----------     --------------    ------------
                                                               (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues ...........  $ 2,007,790      $  (145,604)     $ 3,129,507
   Equity in net income (loss) of affiliates..      (28,061)        (520,790)               -
   Other .....................................        2,587                -           (4,001)
                                                -----------      -----------      -----------
                                                  1,982,316         (666,394)       3,125,506
                                                -----------      -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...      513,636                -          779,590
   Asset retirement obligation accretion .....       15,884                -           27,100
   Lease operating costs .....................      455,757         (145,604)         514,995
   Gathering and transportation costs ........       29,521                -           43,940
   Severance and other taxes .................       60,198                -           98,883
   General and administrative ................       17,757                -           93,097
   Financing costs, net ......................      (30,433)               -           88,711
                                                -----------      -----------      -----------
                                                  1,062,320         (145,604)       1,646,316
                                                -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES ..........        8,693                -            8,668
                                                -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............      911,303         (520,790)       1,470,522
   Provision (benefit) for income taxes ......      490,357                -          636,883
                                                -----------      -----------      -----------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE .......................      420,946         (520,790)         833,639
   Cumulative effect of change in accounting
     principle, net of income tax ............        6,875                -           26,632
                                                -----------      -----------      -----------

NET INCOME ...................................      427,821         (520,790)         860,271
   Preferred stock dividends .................            -                -            4,260
                                                -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ..........  $   427,821      $  (520,790)     $   856,011
                                                ===========      ===========      ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                               APACHE         APACHE
                                                  APACHE         APACHE        FINANCE        FINANCE
                                                CORPORATION   NORTH AMERICA   AUSTRALIA       CANADA
                                                -----------   -------------   ---------       ------
                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues ...........  $   582,789    $         -   $         -    $         -
   Equity in net income (loss) of affiliates..      277,729         15,618        24,552         52,817
   Other .....................................         (402)             -             -              -
                                                -----------    -----------   -----------    -----------
                                                    860,116         15,618        24,552         52,817
                                                -----------    -----------   -----------    -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...      161,698              -             -              -
   International impairments .................            -              -             -              -
   Lease operating costs .....................      152,615              -             -              -
   Gathering and transportation costs ........       12,259              -             -              -
   Severance and other taxes .................       23,828              -             -            116
   General and administrative ................       66,882              -             -              -
   Financing costs, net ......................       54,512              -        13,537         30,715
                                                -----------    -----------   -----------    -----------
                                                    471,794              -        13,537         30,831
                                                -----------    -----------   -----------    -----------

PREFERRED INTERESTS OF SUBSIDIARIES ..........            -              -             -              -
                                                -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ............      388,322         15,618        11,015         21,986
   Provision (benefit) for income taxes ......       14,812              -        (4,603)       (13,874)
                                                -----------    -----------   -----------    -----------

NET INCOME ...................................      373,510         15,618        15,618         35,860
   Preferred stock dividends .................        9,395              -             -              -
                                                -----------    -----------   -----------    -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ..........  $   364,115    $    15,618   $    15,618    $    35,860
                                                ===========    ===========   ===========    ===========

                                                 ALL OTHER
                                                SUBSIDIARIES
                                                 OF APACHE    RECLASSIFICATIONS
                                                CORPORATION     & ELIMINATIONS   CONSOLIDATED
                                                -----------     --------------   ------------
                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues ...........  $ 1,378,151      $  (123,370)     $ 1,837,570
   Equity in net income (loss) of affiliates..      (25,891)        (344,825)               -
   Other .....................................       (7,668)               -           (8,070)
                                                -----------      -----------      -----------
                                                  1,344,592         (468,195)       1,829,500
                                                -----------      -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization...      468,919                -          630,617
   International impairments .................        4,600                -            4,600
   Lease operating costs .....................      310,299         (123,370)         339,544
   Gathering and transportation costs ........       16,955                -           29,214
   Severance and other taxes .................       24,825                -           48,769
   General and administrative ................       11,948                -           78,830
   Financing costs, net ......................      (14,234)               -           84,530
                                                -----------      -----------      -----------
                                                    823,312         (123,370)       1,216,104
                                                -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES ..........       12,584                -           12,584
                                                -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............      508,696         (344,825)         600,812
   Provision (benefit) for income taxes ......      230,967                -          227,302
                                                -----------      -----------      -----------

NET INCOME ...................................      277,729         (344,825)         373,510
   Preferred stock dividends .................            -                -            9,395
                                                -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ..........  $   277,729      $  (344,825)     $   364,115
                                                ===========      ===========      ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                                                       APACHE         APACHE
                                                         APACHE         APACHE         FINANCE        FINANCE
                                                       CORPORATION   NORTH AMERICA    AUSTRALIA       CANADA
                                                       -----------   -------------    ---------       ------
                                                                            (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES ........................................  $   883,634    $         -    $   (13,791)   $   (22,893)
                                                       -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ...............     (325,918)             -              -              -
  Acquisitions ......................................     (739,072)             -              -              -
  Proceeds from sales of oil and gas properties .....        4,192              -              -              -
  Investment in subsidiaries, net ...................     (542,452)       (12,525)             -              -
  Other, net ........................................      (23,531)             -              -              -
                                                       -----------    -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ...............   (1,626,781)       (12,525)             -              -
                                                       -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings ..............................    1,531,596              -          1,266          2,103
  Payments on long-term debt ........................   (1,227,288)             -              -              -
  Dividends paid ....................................      (51,967)             -              -              -
  Common stock activity .............................      574,349         12,525         12,525         20,663
  Treasury stock activity, net ......................        4,275              -              -              -
  Cost of debt and equity transactions ..............       (4,520)             -              -              -
  Repurchase of preferred interests of subsidiaries..      (82,000)             -              -              -
                                                       -----------    -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........      744,445         12,525         13,791         22,766
                                                       -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................        1,298              -              -           (127)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR .................................          224              -              2            127
                                                       -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD .....................................  $     1,522    $         -    $         2    $         -
                                                       ===========    ===========    ===========    ===========

                                                        ALL OTHER
                                                       SUBSIDIARIES
                                                        OF APACHE      RECLASSIFICATIONS
                                                       CORPORATION      & ELIMINATIONS     CONSOLIDATED
                                                       -----------      --------------     ------------
                                                                        (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES ........................................  $ 1,232,159        $         -      $ 2,079,109
                                                       -----------        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ...............     (789,431)                 -       (1,115,349)
  Acquisitions ......................................     (639,703)                 -       (1,378,775)
  Proceeds from sales of oil and gas properties .....       12,010                  -           16,202
  Investment in subsidiaries, net ...................         (617)           555,594                -
  Other, net ........................................      (20,771)                 -          (44,302)
                                                       -----------        -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES ...............   (1,438,512)           555,594       (2,522,224)
                                                       -----------        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings ..............................     (385,108)           619,801        1,769,658
  Payments on long-term debt ........................     (187,641)                 -       (1,414,929)
  Dividends paid ....................................            -                  -          (51,967)
  Common stock activity .............................    1,129,682         (1,175,395)         574,349
  Treasury stock activity, net ......................            -                  -            4,275
  Cost of debt and equity transactions ..............            -                  -           (4,520)
  Repurchase of preferred interests of subsidiaries..     (361,000)                 -         (443,000)
                                                       -----------        -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........      195,933           (555,594)         433,866
                                                       -----------        -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................      (10,420)                 -           (9,249)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR .................................       51,533                  -           51,886
                                                       -----------        -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD .....................................  $    41,113        $         -      $    42,637
                                                       ===========        ===========      ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                        APACHE         APACHE
                                                          APACHE         APACHE         FINANCE        FINANCE
                                                        CORPORATION   NORTH AMERICA    AUSTRALIA       CANADA
                                                        -----------   -------------    ---------       ------
                                                                            (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .........................................  $   379,276    $         -    $   (12,525)   $   (28,581)
                                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ................     (182,908)             -              -              -
  Acquisitions .......................................      (11,000)             -              -              -
  Proceeds from sales of oil and gas properties ......            -              -              -              -
  Proceeds from sale of U.S. Government Agency Notes..            -              -              -              -
  Investment in subsidiaries, net ....................     (270,250)       (12,525)             -              -
  Other, net .........................................      (10,757)             -              -              -
                                                        -----------    -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ................     (474,915)       (12,525)             -              -
                                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings ...............................    1,259,436              -              -          3,449
  Payments on long-term debt .........................   (1,136,800)             -              -              -
  Dividends paid .....................................      (53,059)             -              -              -
  Common stock activity ..............................       27,407         12,525         12,525         25,132
  Treasury stock activity, net .......................        1,861              -              -              -
  Cost of debt and equity transactions ...............       (6,741)             -              -              -
                                                        -----------    -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............       92,104         12,525         12,525         28,581
                                                        -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...................................       (3,535)             -              -              -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..................................        6,383              -              2              -
                                                        -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ......................................  $     2,848    $         -    $         2    $         -
                                                        ===========    ===========    ===========    ===========

                                                         ALL OTHER
                                                        SUBSIDIARIES
                                                         OF APACHE      RECLASSIFICATIONS
                                                        CORPORATION      & ELIMINATIONS      CONSOLIDATED
                                                        -----------      --------------      ------------
                                                                         (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .........................................  $   671,099        $         -        $ 1,009,269
                                                        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ................     (564,308)                 -           (747,216)
  Acquisitions .......................................            -                  -            (11,000)
  Proceeds from sales of oil and gas properties ......            -                  -                  -
  Proceeds from sale of U.S. Government Agency Notes..       17,006                  -             17,006
  Investment in subsidiaries, net ....................     (238,450)           521,225                  -
  Other, net .........................................      (13,749)                 -            (24,506)
                                                        -----------        -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES ................     (799,501)           521,225           (765,716)
                                                        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings ...............................      358,522           (375,111)         1,246,296
  Payments on long-term debt .........................     (190,671)                 -         (1,327,471)
  Dividends paid .....................................            -                  -            (53,059)
  Common stock activity ..............................       95,932           (146,114)            27,407
  Treasury stock activity, net .......................            -                  -              1,861
  Cost of debt and equity transactions ...............            -                  -             (6,741)
                                                        -----------        -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............      263,783           (521,225)          (111,707)
                                                        -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...................................      135,381                  -            131,846

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..................................       29,240                  -             35,625
                                                        -----------        -----------        -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ......................................  $   164,621        $         -        $   167,471
                                                        ===========        ===========        ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003


                                                                               APACHE           APACHE
                                                 APACHE         APACHE         FINANCE         FINANCE
                                               CORPORATION    NORTH AMERICA    AUSTRALIA        CANADA
                                               -----------    -------------    ---------        ------
                                                                     (IN THOUSANDS)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................   $      1,522   $          -    $          2    $          -
  Receivables, net of allowance ............        202,341              -               -               -
  Inventories ..............................         17,851              -               -               -
  Drilling advances and other ..............         29,663              -               -               -
                                               ------------   ------------    ------------    ------------
                                                    251,377              -               2               -
                                               ------------   ------------    ------------    ------------

PROPERTY AND EQUIPMENT, NET ................      4,587,732              -               -               -
                                               ------------   ------------    ------------    ------------

OTHER ASSETS:
  Intercompany receivable, net .............        262,764              -          (1,785)         93,753
  Goodwill, net ............................              -              -               -               -
  Equity in affiliates .....................      4,658,877        178,018         434,743       1,040,841
  Deferred charges and other ...............         35,155              -               -           4,833
                                               ------------   ------------    ------------    ------------
                                               $  9,795,905   $    178,018    $    432,960    $  1,139,427
                                               ============   ============    ============    ============
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................   $    180,489    $         -     $         -     $         -
  Other accrued expenses ...................        224,518              -          (1,944)         11,483
                                               ------------   ------------    ------------    ------------
                                                    405,007              -          (1,944)         11,483
                                               ------------   ------------    ------------    ------------
LONG-TERM DEBT .............................      1,593,098              -         268,938         646,726
                                               ------------   ------------    ------------    ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .............................        858,436              -         (12,052)         (1,105)
  Advances from gas purchasers .............        113,786              -               -               -
  Asset retirement obligation ..............        326,905              -               -               -
  Oil and gas derivative instruments .......         34,146              -               -               -
  Other ....................................        167,442              -               -               -
                                               ------------   ------------    ------------    ------------
                                                  1,500,715              -         (12,052)         (1,105)
                                               ------------   ------------    ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .......................      6,297,085        178,018         178,018         482,323
                                               ------------   ------------    ------------    ------------
                                               $  9,795,905   $    178,018    $    432,960    $  1,139,427
                                               ============   ============    ============    ============

                                                ALL OTHER
                                               SUBSIDIARIES
                                                OF APACHE       RECLASSIFICATIONS
                                               CORPORATION       & ELIMINATIONS      CONSOLIDATED
                                               -----------       --------------      ------------
                                                                 (IN THOUSANDS)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................   $     41,113       $          -       $     42,637
  Receivables, net of allowance ............        417,167                  -            619,508
  Inventories ..............................        108,329                  -            126,180
  Drilling advances and other ..............         51,351                  -             81,014
                                               ------------       ------------       ------------
                                                    617,960                  -            869,339
                                               ------------       ------------       ------------

PROPERTY AND EQUIPMENT, NET ................      6,535,572                  -         11,123,304
                                               ------------       ------------       ------------

OTHER ASSETS:
  Intercompany receivable, net .............       (354,732)                 -                  -
  Goodwill, net ............................        189,252                  -            189,252
  Equity in affiliates .....................       (815,243)        (5,497,236)                 -
  Deferred charges and other ...............         18,162                  -             58,150
                                               ------------       ------------       ------------
                                               $  6,190,971       $ (5,497,236)      $ 12,240,045
                                               ============       ============       ============
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................   $    104,452       $          -       $    284,941
  Other accrued expenses ...................        310,306                  -            544,363
                                               ------------       ------------       ------------
                                                    414,758                  -            829,304
                                               ------------       ------------       ------------
LONG-TERM DEBT .............................          5,356                  -          2,514,118
                                               ------------       ------------       ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .............................        675,307                  -          1,520,586
  Advances from gas purchasers .............              -                  -            113,786
  Asset retirement obligation ..............        451,768                  -            778,673
  Oil and gas derivative instruments .......        (22,078)                 -             12,068
  Other ....................................          6,983                  -            174,425
                                               ------------       ------------       ------------
                                                  1,111,980                  -          2,599,538
                                               ------------       ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .......................      4,658,877         (5,497,236)         6,297,085
                                               ------------       ------------       ------------
                                               $  6,190,971       $ (5,497,236)      $ 12,240,045
                                               ============       ============       ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002


                                                                               APACHE        APACHE
                                                 APACHE        APACHE         FINANCE        FINANCE
                                               CORPORATION  NORTH AMERICA    AUSTRALIA       CANADA
                                               -----------  -------------    ---------       ------
                                                                  (IN THOUSANDS)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................   $       224   $         -    $         2    $       127
  Receivables, net of allowance ............       121,410             -              -              -
  Inventories ..............................        15,509             -              -              -
  Drilling advances and other ..............        19,468             -              -              -
                                               -----------   -----------    -----------    -----------
                                                   156,611             -              2            127
                                               -----------   -----------    -----------    -----------

PROPERTY AND EQUIPMENT, NET ................     3,403,716             -              -              -
                                               -----------   -----------    -----------    -----------

OTHER ASSETS:
  Intercompany receivable, net .............     1,146,086             -           (662)      (253,851)
  Goodwill, net ............................             -             -              -              -
  Equity in affiliates .....................     2,994,954       142,422        402,596        958,382
  Deferred charges and other ...............        31,804             -              -          2,472
                                               -----------   -----------    -----------    -----------
                                               $ 7,733,171   $   142,422    $   401,936    $   707,130
                                               ===========   ===========    ===========    ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................   $   124,152   $         -    $         -    $         -
  Other accrued expenses ...................       134,191             -          2,229          1,263
                                               -----------   -----------    -----------    -----------
                                                   258,343             -          2,229          1,263
                                               -----------   -----------    -----------    -----------

LONG-TERM DEBT .............................     1,550,645             -        268,795        297,019
                                               -----------   -----------    -----------    -----------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .............................       736,661             -        (11,510)        (1,205)
  Advances from gas purchasers .............       125,453             -              -              -
  Oil and gas derivative instruments .......         3,507             -              -              -
  Other ....................................       134,282             -              -              -
                                               -----------   -----------    -----------    -----------
                                                   999,903             -        (11,510)        (1,205)
                                               -----------   -----------    -----------    -----------
PREFERRED INTERESTS OF SUBSIDIARIES ........             -             -              -              -
                                               -----------   -----------    -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .......................     4,924,280       142,422        142,422        410,053
                                               -----------   -----------    -----------    -----------
                                               $ 7,733,171   $   142,422    $   401,936    $   707,130
                                               ===========   ===========    ===========    ===========

                                                ALL OTHER
                                               SUBSIDIARIES
                                                OF APACHE      RECLASSIFICATIONS
                                               CORPORATION      & ELIMINATIONS       CONSOLIDATED
                                               -----------      --------------       ------------
                                                                 (IN THOUSANDS)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................   $    51,533        $         -        $    51,886
  Receivables, net of allowance ............       406,277                  -            527,687
  Inventories ..............................        93,695                  -            109,204
  Drilling advances and other ..............        58,536                  -             78,004
                                               -----------        -----------        -----------
                                                   610,041                  -            766,781
                                               -----------        -----------        -----------

PROPERTY AND EQUIPMENT, NET ................     5,061,869                  -          8,465,585
                                               -----------        -----------        -----------

OTHER ASSETS:
  Intercompany receivable, net .............      (891,573)                 -                  -
  Goodwill, net ............................       189,252                  -            189,252
  Equity in affiliates .....................      (808,503)        (3,689,851)                 -
  Deferred charges and other ...............         3,957                  -             38,233
                                               -----------        -----------        -----------
                                               $ 4,165,043        $(3,689,851)       $ 9,459,851
                                               ===========        ===========        ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................   $    90,136        $         -        $   214,288
  Other accrued expenses ...................       180,264                  -            317,947
                                               -----------        -----------        -----------
                                                   270,400                  -            532,235
                                               -----------        -----------        -----------

LONG-TERM DEBT .............................        42,356                  -          2,158,815
                                               -----------        -----------        -----------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes .............................       396,663                  -          1,120,609
  Advances from gas purchasers .............             -                  -            125,453
  Oil and gas derivative instruments .......             -                  -              3,507
  Other ....................................        24,044                  -            158,326
                                               -----------        -----------        -----------
                                                   420,707                  -          1,407,895
                                               -----------        -----------        -----------
PREFERRED INTERESTS OF SUBSIDIARIES ........       436,626                  -            436,626
                                               -----------        -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY .......................     2,994,954         (3,689,851)         4,924,280
                                               -----------        -----------        -----------
                                               $ 4,165,043        $(3,689,851)       $ 9,459,851
                                               ===========        ===========        ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache reported third-quarter earnings of $276 million, 90 percent above the $145 million reported in the prior-year quarter. Third-quarter cash from operating activities of $855 million set a new quarterly record and compared to $385 million in the 2002 period. The quarter-over-quarter gains were primarily fueled by:


     - Record oil production of 228,698 Bopd, 51 percent above the prior-year period.



     - Record gas production of 1.26 Bcf/d, 19 percent above the comparable 2002 quarter.



     -   A 62 percent rise in natural gas price realizations.


Other notable operational highlights include:


     - Production was initiated on the Zhao Dong block in the Bohai Bay, offshore China in late July, further diversifying our production base.



     - We completed the acquisition of fields in the Gulf of Mexico from Shell Exploration and Production Company (Shell).



     - We announced two significant exploration successes in Egypt during the second quarter of 2003, the Qasr-1X well in the Khalda Concession, and the Alexandrite-1X well in the Matruh Concession. The Qasr-1X tested at a combined rate of 51.8 million cubic feet per day (MMcf/d) and 2,688 barrels of condensate per day from two zones. The Alexandrite-1X well flowed at a daily rate of 20 MMcf/d and 1,683 barrels of condensate per day from one interval. Initial production is anticipated in the fourth quarter of 2003. Apache operates with a 100 percent contractor interest in both concessions. On November 5, 2003, we completed drilling of the Qasr-2X appraisal well, which confirmed the Qasr-1X discovery announced in July. The Qasr-2X well has a 707-foot gross hydrocarbon column and logs indicate net Jurassic pay at 669 feet. We expect additional exploratory drilling and 3-D seismic acquisition in the near future.



     - We announced two oil discoveries in Western Australia's offshore Exmouth Sub-Basin, the Ravensworth-1 discovered in July, 2003 and the Crosby-1 discovered in early October 2003. The Crosby-1 discovery provides additional assurance that we have opened a new oil-play south of our existing Carnarvon Basin operations. Appraisal of both fields along with additional exploration drilling will be undertaken in early 2004.


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


     On September 12, 2003, Apache's Board of Directors voted to increase the quarterly cash dividend on our common stock 20 percent to 12 cents per share from 10 cents (six cents per share from five cents, adjusted for the two-for-one stock split). The Board also voted to split the stock two-for-one early in 2004, subject to shareholder approval of an increase in the authorized number of common shares.


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



     Should such a change be required, the amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible undeveloped mineral interest" was $265 million as of September 30, 2003. The amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible developed mineral interest" was $1.4 billion as of September 30, 2003. Intangible developed mineral interest amounts are presented net of accumulated depletion, depreciation and amortization (DD&A). Accumulated DD&A was estimated using historical depletion rates applied proportionately to the costs of the acquisitions to be classified as "intangible developed mineral interest". The amounts noted above only include mineral rights acquired in business combinations or major asset purchases, and exclude those acquired individually or in groups as we have not historically tracked these in this manner. The Company has also not historically tracked the amount of mineral rights in the proved property balances related to producing leases or relinquished leases. We are currently identifying a methodology to do so for transactions subsequent to June 30, 2001.



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



                                            OIL REVENUES                   GAS REVENUES
                                        FOR THE QUARTER ENDED          FOR THE QUARTER ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                        ---------------------          ---------------------
                                         2003          2002              2003         2002
                                         ----          ----              ----         ----
United States....................         33%           36%               64%          53%
Canada...........................         11%           16%               25%          25%
                                         ---           ---               ---          ---
North America....................         44%           52%               89%          78%

Egypt............................         21%           28%                8%          16%
Australia........................         15%           20%                3%           6%
North Sea........................         18%            -                 -            -
Other International..............          2%            -                 -            -
                                         ---           ---               ---          ---

   Total.........................        100%          100%              100%         100%
                                         ===           ===               ===          ===



                                            OIL REVENUES                   GAS REVENUES
                                      FOR THE NINE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                      -------------------------      -------------------------
                                         2003          2002              2003         2002
                                         ----          ----              ----         ----
United States....................         34%           36%               62%          52%
Canada...........................         13%           15%               27%          28%
                                         ---           ---               ---          ---
North America....................         47%           51%               89%          80%

Egypt............................         23%           29%                8%          15%
Australia........................         17%           20%                3%           5%
North Sea........................         12%            -                 -            -
Other International..............          1%            -                 -            -
                                         ---           ---               ---          ---

   Total.........................        100%          100%              100%         100%
                                         ===           ===               ===          ===



         Crude Oil Contribution



         The geographic mix of our 2003 third quarter oil revenues changed appreciably compared to the 2002 comparable quarter with the addition of the North Sea properties, which contributed 18 percent of consolidated oil revenues. North America's oil revenues declined eight percent, to 44 percent, with the U.S. contributing 33 percent and Canada contributing 11 percent. Egypt and Australia contributed 21 percent and 15 percent, respectively.



         On a year-to-date basis, the North Sea, with two quarters of revenue, contributed 12 percent of consolidated oil revenues. The U.S. contributed 34 percent, while Canada's contribution totaled 13 percent. Egypt and Australia's contributions totaled 23 percent and 17 percent, respectively.



         Natural Gas Contribution



         Third quarter North American natural gas revenues totaled 89 percent of consolidated natural gas revenues, an increase of 11 percent over the comparable quarter of 2002. The U.S. contribution rose 11 percent to 64 percent, while Canada's contribution remained constant at 25 percent. Egypt and Australia contributed eight percent and three percent, respectively.



         For the six-month period, North American natural gas revenues totaled 89 percent of consolidated natural gas revenues, up nine percent from the comparable prior-year period. Egypt and Australia contributed eight percent and three percent, respectively.

         The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.


                                       FOR THE QUARTER ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------   ---------------------------------------
                                                                   INCREASE                                 INCREASE
                                          2003          2002      (DECREASE)      2003          2002       (DECREASE)
                                      -----------   -----------   ----------   -----------   -----------   ----------
Revenues (in thousands):
   Natural gas......................  $   517,891   $   267,768        93%     $ 1,561,729   $   791,906        97%
   Oil..............................      575,201       377,437        52%       1,518,012     1,013,717        50%
   Natural gas liquids..............       16,923        10,712        58%          49,766        31,947        56%
                                      -----------   -----------                -----------   -----------

       Total........................  $ 1,110,015   $   655,917        69%     $ 3,129,507   $ 1,837,570        70%
                                      ===========   ===========                ===========   ===========

Natural Gas Volume - Mcf per day:
   United States....................      717,988       492,165        46%         658,231       515,603        28%
   Canada...........................      319,522       316,307         1%         315,307       317,542        (1%)
   Egypt............................      100,965       117,781       (14%)        112,534       117,803        (4%)
   Australia........................      114,248       122,922        (7%)        107,415       123,421       (13%)
   North Sea........................        3,321             -         -            1,820             -         -
   China............................            -             -         -                -             -         -
   Argentina........................        7,858        11,250       (30%)          7,466         7,931        (6%)
                                      -----------   -----------                -----------   -----------

       Total........................    1,263,902     1,060,425        19%       1,202,773     1,082,300        11%
                                      ===========   ===========                ===========   ===========
Average Natural Gas price - Per Mcf:
   United States....................  $      5.00   $      3.13        60%     $      5.40   $      2.93        84%
   Canada...........................         4.47          2.29        95%            4.87          2.53        92%
   Egypt............................         4.31          4.06         6%            4.20          3.58        17%
   Australia........................         1.47          1.34        10%            1.39          1.29         8%
   North Sea........................         1.88             -         -             1.95             -         -
   China............................            -             -         -                -             -         -
   Argentina........................          .50           .40        25%             .48           .43        12%
       Total........................         4.45          2.74        62%            4.76          2.68        78%

Oil Volume - Barrels per day:
   United States....................       75,593        52,510        44%          68,535        54,255        26%
   Canada...........................       25,790        25,231         2%          25,143        25,178         -
   Egypt............................       48,788        42,319        15%          47,406        43,540         9%
   Australia........................       32,711        30,462         7%          31,949        30,297         5%
   North Sea........................       42,111             -         -           25,320             -         -
   China............................        3,131             -         -            1,055             -         -
   Argentina........................          574           621        (8%)            586           627        (7%)
                                      -----------   -----------                -----------   -----------

       Total........................      228,698       151,143        51%         199,994       153,897        30%
                                      ===========   ===========                ===========   ===========
Average Oil price - Per barrel:
   United States....................  $     27.03   $     27.81        (3%)    $     27.52   $     24.59        12%
   Canada...........................        27.90         25.98         7%           29.23         22.80        28%
   Egypt............................        27.16         26.72         2%           27.30         24.14        13%
   Australia........................        29.04         27.55         5%           29.45         24.39        21%
   North Sea........................        26.58             -         -            26.10             -         -
   China............................        25.10             -         -            25.10             -         -
   Argentina........................        28.42         26.67         7%           29.14         23.15        26%
       Total........................        27.34         27.14         1%           27.80         24.13        15%

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
     United States..................        8,241         6,745        22%           7,265         6,836         6%
     Canada.........................        1,445         1,336         8%           1,582         1,436        10%
                                      -----------   -----------                -----------   -----------

       Total........................        9,686         8,081        20%           8,847         8,272         7%
                                      ===========   ===========                ===========   ===========
Average NGL Price - Per barrel:
     United States..................  $     19.23   $     14.33        34%     $     20.99   $     14.48        45%
     Canada.........................        17.62         14.82        19%           18.85         12.58        50%
       Total........................        18.99         14.41        32%           20.60         14.15        46%



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


                                           FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                           ---------------------           -------------------------
                                             2003          2002              2003              2002
                                           --------       ------           --------           ------
                                                                 (Per Mcf)
Fixed-price physical................       $ (0.05)       $ 0.01           $ (0.04)           $ 0.01
Derivatives.........................          0.02             -             (0.05)                -
Amortization........................         (0.01)         0.04             (0.01)             0.05


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

         Apache also manages its exposure to fluctuations in crude oil prices using derivatives. We continue to amortize the unrealized gains and losses over the original production life of derivative positions closed in October and November 2001. The following table shows the impact on prices of each of these items:


                                           FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                           ---------------------           -------------------------
                                             2003          2002              2003              2002
                                           --------       ------           --------           ------
                                                                 (Per bbl)
Derivatives.........................       $ (0.79)       $    -           $ (0.92)           $    -
Amortization........................          0.02          0.22              0.03              0.12


         Year-to-date oil production increased 30 percent for the reasons discussed above, contributing $350 million to oil sales. Realized oil prices rose 15 percent, increasing oil sales by $154 million.

Operating Expenses

         The table below presents a detail of our expenses:


                                                     FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ---------------------           -------------------------
                                                       2003          2002              2003             2002
                                                     --------       ------           --------         --------
                                                                         (In millions)
Depreciation, depletion and amortization (DD&A):
  Oil and gas property and equipment..............    $  275        $  194           $    728         $    586
  Other assets....................................        18            15                 52               45
Asset retirement obligation accretion.............        11             -                 27                -
International impairments.........................         -             -                  -                5
Lease operating costs (LOE).......................       195           116                515              339
Gathering and transportation costs................        17            10                 44               29
Severance and other taxes.........................        41            16                 98               49
General and administrative expense (G&A)..........        35            26                 93               79
Financing costs, net..............................        34            28                 89               84
                                                      ------        ------           --------         --------

       Total......................................    $  626        $  405           $  1,646         $  1,216
                                                      ======        ======           ========         ========


         Depreciation, Depletion and Amortization

         Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future development and abandonment costs.


         Third quarter 2003 full-cost DD&A expense of $275 million is mainly comprised of the U.S., $135 million, Canada, $39 million, Egypt, $41 million, Australia, $30 million, the North Sea, $27 million, and China, $3 million. Full-cost DD&A expense increased $81 million compared to last year's third quarter. The majority of the increase in absolute costs was the U.S., up $44 million and the North Sea, up $27 million, related to their increases in production driven by our recent acquisitions. First production in China contributed an additional $3 million to DD&A expense. The remaining increase in DD&A expense is concentrated in Egypt and Australia, which is consistent with their overall increase in production.



         On a boe basis, our full-cost DD&A rate increased $.39 from $6.26 in the third quarter of 2002 to $6.65 in 2003. The U.S. contributed $.12 to the increase in the overall rate, reflecting the impact of our acquisitions of the Gulf of Mexico properties and Shell. The North Sea contributed $.06 to the increase in the overall rate driven by the acquisition of the North Sea properties. Initial production activity in China increased the overall rate $.03. Egypt contributed $.14 and Australia contributed $.12 to the increase in the overall rate impacted by higher finding and development costs, while Canada lowered the overall rate $.08 per boe.



         Year-to-date full-cost DD&A expense of $728 million is mainly comprised of the U.S., $357 million, Canada, $113 million, Egypt, $121 million, Australia, $83 million, the North Sea, $49 million, and China, $3 million. Full-cost DD&A expense increased $142 million compared to the same period last year. The U.S. and the North Sea contributed $74 million and $49 million of the increase, respectively, which is mainly related to their acquisitions as discussed above. China contributed $3 million to DD&A expense, as discussed above. The remaining increase in DD&A expense is concentrated in Egypt and Australia.



         On a boe basis, our full-cost DD&A rate rose $.24 from $6.27 in 2002 to $6.51 in 2003. Egypt contributed $.12 and Australia contributed $.14 to the increase in the overall rate. The impact from Egypt is related to increases in estimated future development costs. The impact from Australia is primarily related to higher finding costs. The North Sea contributed $.04 to the increase in the overall rate, related to the acquisition of the North Sea properties in 2003. China contributed an additional $.01 to the overall rate driven by initial production activity. China and the North Sea properties carry a higher DD&A rate than our historical worldwide rate, while the impact from Canada lowered the overall rate $.08 per boe.


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



         Third quarter costs for gathering and transportation were $ 7 million in Canada, $ 6 million in the U.S. and $ 4 million in the North Sea. Canada and U.S. costs primarily related to the transportation of natural gas, while the North Sea related to the transportation of crude oil. Prior year costs totaled $5 million in Canada and $4 million in the U.S. The North Sea and Gulf of Mexico properties acquired from BP in the second quarter and U.S. properties acquired from Shell in the third quarter contributed to the increase over the comparable period in 2002.



         Year-to-date costs totaled $ 21 million in Canada, $ 16 million in the U.S. and $ 7 million in the North Sea. In the 2002 period these costs totaled $16 million in Canada and $13 million in the U.S. The increase over the prior year was attributable to increased volumes in North America and the addition of the North Sea properties.


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



         In the third quarter of 2003, severance and other taxes totaled $42 million, primarily comprised of the North Sea, $17 million, the U.S., $12 million, Australia, $6 million, and Canada, $6 million. The $42 million represents a $25 million increase from the comparable 2002 quarter. Sixty-eight percent of the increase is related to the North Sea's $17 million of PRT expense. Canada's taxes increased $5 million, a result of higher prices, a weakened U.S. dollar, and the fact that the 2002-period benefited from a refund of Saskatchewan Resource Surtax. The U.S. and Australia's severance taxes increased $3 million and $1 million, respectively.

         For the first nine-month period we incurred $99 million of severance and other taxes, primarily in the U.S., $40 million, the North Sea, $23 million, Australia, $21 million, and Canada, $14 million. Severance and other taxes more than doubled the 2002 period, increasing $50 million. Twenty-three million dollars of the increase was associated with North Sea's PRT expense. Canadian taxes were $7 million higher as previously discussed. U.S. and Australia severance taxes increased $16 million and $5 million, respectively, in line with higher production revenues.


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

OIL AND GAS CAPITAL EXPENDITURES


                                                                      FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 -----------------------------------
                                                                     2003                    2002
                                                                 ------------             ----------
                                                                          (In thousands)
Exploration and development:
    United States..........................................      $    318,490             $  232,372
    Canada.................................................           419,636                192,216
    Egypt..................................................           188,098                114,335
    Australia..............................................            87,544                 64,559
    North Sea..............................................            23,189                      -
    Other International....................................            27,998                 21,448
                                                                 ------------             ----------

                                                                 $  1,064,955             $  624,930
                                                                 ============             ==========

Capitalized Interest.......................................      $     38,072             $   30,493
                                                                 ============             ==========

Gas gathering, transmission and processing facilities......      $     14,439             $   23,905
                                                                 ============             ==========

Acquisitions:
    Oil and gas properties.................................      $  1,501,312             $   29,855
    Gas gathering, transmission and processing facilities..             5,484                      -
                                                                 ------------             ----------

                                                                 $  1,506,796             $   29,855
                                                                 ============             ==========


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


Stock Transactions



         On September 12, 2003, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to 12 cents per share from 10 cents (six cents per share from five cents, adjusted for the two-for-one stock split), effective with the November 2003 payment, and to split its common stock two-for-one early in 2004, subject to shareholder approval of an increase in the authorized number of common shares.


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


------------
* Previously filed.



        (b)     Reports filed on Form 8-K

                The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended September 30, 2003:

                Item 5 - Other Events - dated September 12, 2003, filed September 18, 2003


                Apache announced (i) an increase in the cash dividend on its common stock to 12 cents per share from 10 cents per share (six cents per share from five cents, adjusted for the two-for-one stock split) and (ii) a split of its common stock two-for-one, subject to shareholder approval of an increase in the authorized number of common shares.


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