Form 10-K/A
period 2003-12-31
APACHE CORP
filed 2004-01-26
CIK 6769

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


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
                        TELEPHONE NUMBER (713) 296-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------             -----------------------------------------
       Common Stock, $0.625 par Value                  New York Stock Exchange
                                                        Chicago Stock Exchange

      Preferred Stock Purchase Rights                  New York Stock Exchange
                                                        Chicago Stock Exchange

Automatically Convertible Equity Securities            New York Stock Exchange
 Conversion Preferred Stock, 6.5% Series C              Chicago Stock Exchange

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

     Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

Aggregate market value of the voting and non-voting common
  equity held by non-affiliates of registrant as of
  June 28, 2002.................................................  $8,212,561,395

Number of shares of registrant's common stock outstanding as
  of February 28, 2003..........................................     323,085,284

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to registrant's 2003 annual meeting of stockholders have been incorporated by reference into Part III hereof.
================================================================================

                                EXPLANATORY NOTE



     We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form S-3 (File No. 333-105536). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. Except where otherwise indicated, all share amounts and per share amounts have been adjusted to reflect the effects of the two-for-one stock split for our common stock declared in September 2003.



     For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of March 25, 2003, the filing date of our Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with our subsequent filings with the SEC.

                               TABLE OF CONTENTS

                                  DESCRIPTION


ITEM                                                                PAGE
----                                                                ----
                                 PART I
 1.   BUSINESS....................................................    2
 2.   PROPERTIES..................................................   15
 3.   LEGAL PROCEEDINGS...........................................   15
 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15

                                PART II
 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS.........................................   15
 6.   SELECTED FINANCIAL DATA.....................................   17
 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS...................................   17
7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
      RISK........................................................   36
 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   38
 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE....................................   38

                                PART III
10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   38
11.   EXECUTIVE COMPENSATION......................................   38
12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT..................................................   38
13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   39
14.   CONTROLS AND PROCEDURES.....................................   39

                                PART IV
15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
      8-K.........................................................   39


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

                                     PART I

ITEM 1.  BUSINESS

GENERAL


     Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, our exploration and production interests are focused in the Gulf of Mexico, the Gulf Coast, the Permian Basin, the Anadarko Basin and the Western Sedimentary Basin of Canada. Outside of North America we have exploration and production interests offshore Western Australia, offshore and onshore Egypt, offshore The People's Republic of China and onshore Argentina, and exploration interests in Poland. Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange since 1969, and on the Chicago Stock Exchange since 1960. Through our website, http://www.apachecorp.com, you can access electronic copies of documents Apache files with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to these reports. Access to these electronic filings is available as soon as practicable after filing with the SEC.


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


     Per share results have been adjusted for the two-for-one stock split distributed on January 14, 2004 to our shareholders of record on December 31, 2003, the 10 percent common stock dividend paid on January 21, 2002, to our shareholders of record on December 31, 2001, and the five percent common stock dividend paid on April 2, 2003, to our shareholders of record on March 12, 2003. The stock split and stock dividends reflect our board of directors' belief that we can reward our shareholders while remaining focused on our primary objective of building Apache to last by achieving profitable growth.

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


     As indicated in this section a year ago, early in 2002, we planned to reduce spending on both drilling and acquisition opportunities in favor of paying down debt and adding financial flexibility. This was not motivated by a weak balance sheet (in fact we believe our balance sheet was strong, as evidenced by our single-A debt rating and low debt-to-capitalization ratio, both of which are discussed below). It was driven by a highly uncertain industry and economic environment in which drilling costs were relatively high and prices, for natural gas in particular, were relatively low and extremely volatile. In addition, our assessment was that with reasonably priced properties unavailable for purchase, it was prudent to curtail capital expenditures and wait for better opportunities to present themselves.


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


     Our strategy provided us with the financial wherewithal sufficient to pursue the asset acquisition from BP. This transaction took only 35 days from initial discussions on December 9, 2002 to the signing of a purchase and sale agreement and announcement on January 13, 2003. With completion of this purchase, and based on our planned capital expenditures, production forecasts and reserve estimates, we believe Apache's production and reserves will grow in 2003 over 2002 levels. Of course, our forward looking statements are dependent upon events which can be impacted by risk and uncertainties that may be outside the Company's control as discussed in Item 7A -- Quantitative and Qualitative Disclosures About Market Risk, "Forward-Looking Statements and Risk." For a discussion of risks, refer to "Risk Factors related to Our Business and Operations" below.


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


     The table below sets out a brief comparative summary of certain 2002 data for our core geographic areas. More detailed information regarding the natural gas, oil, and natural gas liquids (NGLs) production and average prices received in 2002, 2001 and 2000 for the core geographic areas is available in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K. In addition, for information concerning the amount of revenue, expenses, operating income (loss) and total assets attributable to each of the same geographic areas, see Note 15, Supplemental Oil and Gas Disclosures (Unaudited), and Note 14, Business Segment Information, both in Item 15 of this Form 10-K.


                                                            12/31/02     PERCENTAGE                 2002
                                               2002         ESTIMATED     OF TOTAL      2002      GROSS NEW
                                2002        PRODUCTION       PROVED      ESTIMATED    GROSS NEW   PRODUCING
                             PRODUCTION      REVENUE        RESERVES       PROVED       WELLS       WELLS
                             (IN MMBOE)   (IN MILLIONS)    (IN MMBOE)     RESERVES     DRILLED    COMPLETED
                             ----------   --------------   -----------   ----------   ---------   ---------
Region/Country:
Gulf Coast.................     32.2         $  699.5          276.3        21.0%          56           41
Central....................     20.2            401.9          354.4        27.0          138          127
                               -----         --------        -------       -----        -----     --------
  Total U.S. ..............     52.4          1,101.4          630.7        48.0          194          168
                               -----         --------        -------       -----        -----     --------
Canada.....................     29.9            557.7          386.8        29.5          836          799
                               -----         --------        -------       -----        -----     --------
  Total North America......     82.3          1,659.1        1,017.5        77.5        1,030          967
                               -----         --------        -------       -----        -----     --------
Egypt......................     23.4            560.1          136.6        10.4           59           45
Australia..................     18.2            334.0          145.2        11.1           25           10
China......................       --               --           11.3         0.9           --           --
Poland.....................       --               --             --          --           --           --
Argentina..................      0.7              6.5            1.9         0.1           --           --
                               -----         --------        -------       -----        -----     --------
  Total International......     42.3            900.6          295.0        22.5           84           55
                               -----         --------        -------       -----        -----     --------
  Total....................    124.6         $2,559.7        1,312.5       100.0%       1,114        1,022
                               =====         ========        =======       =====        =====     ========

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


     Marketing -- In July 1998, we entered into a gas purchase agreement with Cinergy Marketing and Trading, LLC (Cinergy) to market most of our U.S. natural gas production for a 10-year period, with an option by either party, after prior notice, to terminate after six years. We also agreed to work with Cinergy to develop terms for the marketing of most of our Canadian gas production. In December 1998, however, Apache and Cinergy agreed to postpone the negotiation of Canadian gas sales terms. During the period of the gas purchase agreement, we are generally obligated to deliver our domestic gas production to Cinergy and, under certain circumstances, may have to make payments to Cinergy if certain gas throughput thresholds are not met. All throughput thresholds have been met to date. The prices received for our gas production under this agreement are based on published indexes. Disputes have arisen between Cinergy and Apache concerning various matters, including Cinergy's claim to market our Canadian gas production. As a result, in September 2001, Cinergy commenced an arbitration proceeding seeking, among other things, specific performance to require us to sell our Canadian gas production to Cinergy or pay damages. We are disputing Cinergy's assertions (including their claim to market our Canadian production), filing a general denial and counterclaim against Cinergy for amounts arising from, among other things, an audit commenced in 2001. We do not believe the arbitration outcome will be material to our financial position or results of operations. We continue to market most of our U.S. gas production through Cinergy, although we are actively discussing with Cinergy our gas marketing arrangements and a resolution of our disputes (See Note 11 of this Form 10-K).


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


     Marketing -- Our Canadian natural gas sales include sales to supply aggregators, to whom we dedicate reserves, and direct sales to brokers and end-users in the United States and Canada. Seventeen percent of our natural gas was sold to aggregators, four percent to end users, and 79 percent to brokers in 2002. With the expansion of pipeline transport capacity out of Canada in recent years, Canadian prices have strengthened and become more closely correlated to United States domestic prices. To diversify our market exposure, we transport natural gas via our firm transportation contracts to California (12 MMcf/d), the Chicago area (40 MMcf/d), and Eastern Canada (2 MMcf/d), see Note 11, under Item 15 of this Form 10-K. Pursuant to an agreement entered into in 1994, we are also selling 5 MMcf/d of natural gas to the Hermiston Cogeneration Project, located in the Pacific Northwest of the United States. In 1996, we entered an agreement to sell 5 MMcf/d into Michigan over a 10-year term. In 2002, with the acquisition from ConocoPhillips, we entered into two agreements to sell 5 MMcf/d each into the Northeastern U.S. with one terminating in 2007 and the other in 2008, 3 MMcf/d to an Eastern Canadian Cogeneration project until 2011, and 5 MMcf/d to a broker netback pool until 2005. The prices we receive under these contracts are generally based on market indices.


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

     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

                            NET EXPLORATORY             NET DEVELOPMENT             TOTAL NET WELLS
                       -------------------------   -------------------------   -------------------------
                       PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL   PRODUCTIVE   DRY    TOTAL
                       ----------   ----   -----   ----------   ----   -----   ----------   ----   -----
2002
United States........      3.0       3.5    6.5       92.8      17.1   109.9      95.8      20.6   116.4
Canada...............     25.9      10.1   36.0      714.2      20.4   734.6     740.1      30.5   770.6
Egypt................      7.7       7.0   14.7       32.3       6.0    38.3      40.0      13.0    53.0
Australia............      6.3       7.6   13.9        1.3        --     1.3       7.6       7.6    15.2
Other
  International......       --        --     --         --        --      --        --        --      --
                          ----      ----   ----      -----      ----   -----     -----      ----   -----
  Total..............     42.9      28.2   71.1      840.6      43.5   884.1     883.5      71.7   955.2
                          ====      ====   ====      =====      ====   =====     =====      ====   =====
2001
United States........      5.9       4.4   10.3      202.9      32.0   234.9     208.8      36.4   245.2
Canada...............      0.7       7.0    7.7      348.4      17.2   365.6     349.1      24.2   373.3
Egypt................      4.5       4.5    9.0       25.0       7.5    32.5      29.5      12.0    41.5
Australia............      1.4       5.2    6.6        5.0       2.6     7.6       6.4       7.8    14.2
Other
  International......       --       3.4    3.4        0.3        --     0.3       0.3       3.4     3.7
                          ----      ----   ----      -----      ----   -----     -----      ----   -----
  Total..............     12.5      24.5   37.0      581.6      59.3   640.9     594.1      83.8   677.9
                          ====      ====   ====      =====      ====   =====     =====      ====   =====
2000
United States........      5.8       9.1   14.9      201.0      41.6   242.6     206.8      50.7   257.5
Canada...............      1.0       7.0    8.0       58.7      11.7    70.4      59.7      18.7    78.4
Egypt................      5.0       5.8   10.8        9.7       1.6    11.3      14.7       7.4    22.1
Australia............      1.4      13.7   15.1        4.3        --     4.3       5.7      13.7    19.4
Other
  International......       --       0.9    0.9         --        --      --        --       0.9     0.9
                          ----      ----   ----      -----      ----   -----     -----      ----   -----
  Total..............     13.2      36.5   49.7      273.7      54.9   328.6     286.9      91.4   378.3
                          ====      ====   ====      =====      ====   =====     =====      ====   =====

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2002, is set forth below:

                                              GAS             OIL            TOTAL
                                         -------------   -------------   --------------
                                         GROSS    NET    GROSS    NET    GROSS     NET
                                         -----   -----   -----   -----   ------   -----
Gulf Coast.............................    895     560     995     690    1,890   1,250
Central................................  2,488   1,233   3,242   1,992    5,730   3,225
Canada.................................  4,445   3,858   2,555   1,037    7,000   4,895
Egypt..................................     23      21     201     185      224     206
Australia..............................      9       5      38      19       47      24
Argentina..............................     23       6      31      20       54      26
                                         -----   -----   -----   -----   ------   -----
  Total................................  7,883   5,683   7,062   3,943   14,945   9,626
                                         =====   =====   =====   =====   ======   =====

GROSS AND NET UNDEVELOPED AND DEVELOPED ACREAGE

     The following table sets out our gross and net acreage position in each country where we have operations.

                                           UNDEVELOPED ACREAGE       DEVELOPED ACREAGE
                                         -----------------------   ---------------------
                                           GROSS         NET         GROSS        NET
                                           ACRES        ACRES        ACRES       ACRES
                                         ----------   ----------   ---------   ---------
United States..........................   1,092,822      632,970   2,116,100   1,232,026
Canada.................................   3,225,171    2,493,056   2,686,271   1,853,500
Egypt..................................   9,406,675    5,957,898   1,106,823     992,516
Australia..............................   8,518,240    4,179,110     467,770     274,470
China..................................       5,314        2,657       5,911       1,448
Poland.................................   1,471,524    1,353,307          --          --
Argentina..............................     191,418       42,900     520,572     324,790
                                         ----------   ----------   ---------   ---------
  Total Company........................  23,911,164   14,661,898   6,903,447   4,678,750
                                         ==========   ==========   =========   =========

PRODUCTION AND PRICING DATA



     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Company, average production costs and average sales prices.



                                            PRODUCTION                                   AVERAGE SALES PRICE
                                    ---------------------------     AVERAGE      ------------------------------------
                                      OIL      NGLs       GAS      PRODUCTION       OIL          NGLs         GAS
     YEAR ENDED DECEMBER 31,        (Mbbls)   (Mbbls)   (MMcf)    COST PER Boe   (PER bbl)    (PER bbl)    (PER Mcf)
     -----------------------        -------   -------   -------   ------------   ----------   ----------   ----------
2002
  United States...................  19,348     2,442    183,708       5.21         25.31        15.29         3.15
  Canada..........................   9,205       641    120,210       3.83         23.46        12.41         2.74
  Egypt...........................  15,977        --     44,769       2.95         24.65           --         3.71
  Australia.......................  11,082        --     42,998       3.06         25.17           --         1.28
  Other International.............     225        --      2,656       2.58         23.90           --         0.42
                                    ------     -----    -------
    Total.........................  55,837     3,083    394,341       4.12         24.78        14.69         2.87
                                    ======     =====    =======
2001
  United States...................  21,353     2,803    224,600       4.46         24.39        16.60         4.15
  Canada..........................   9,451       464    108,925       3.41         19.22        17.45         3.81
  Egypt...........................  14,322        --     35,010       2.45         23.59           --         3.51
  Australia.......................   8,595        --     42,684       2.77         23.89           --         1.22
  Other International.............      43        --        236       4.71         17.90           --         1.20
                                    ------     -----    -------
    Total.........................  53,764     3,267    411,455       3.69         23.18        16.72         3.70
                                    ======     =====    =======
2000
  United States...................  20,687     2,207    199,361       3.82         27.85        20.04         4.02
  Canada..........................   5,387       441     47,758       2.39         22.25        18.36         3.65
  Egypt...........................  10,155        --     17,372       2.17         27.81           --         4.51
  Australia.......................   5,691        --     39,489       2.49         29.99           --         1.34
                                    ------     -----    -------
    Total.........................  41,920     2,648    303,980       3.22         27.41        19.76         3.64
                                    ======     =====    =======


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


     The Company's estimates of proved reserves and proved developed reserves at December 31, 2002, 2001 and 2000, changes in proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 15, Supplemental Oil and Gas Disclosures (Unaudited), in the Apache Corporation 2002 Consolidated Financial Statements of Item 15 of this Form 10-K.


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


     We engage an independent petroleum engineering firm to review our estimates of proved hydrocarbon liquid and gas reserves. During 2002, 2001 and 2000, their review covered 68, 61 and 72 percent of the reserve value, respectively. This value, which represents estimated future net cash flows, is based on prices at year-end and is calculated in accordance with SFAS No. 69, "Disclosures about Oil and Gas producing Activities." Disclosure of this value and related reserves has been prepared in accordance with the Securities and Exchange Commission
(SEC) Regulation S-X Rule 4-10 and is presented in Note 15 to the accompanying financial statements.


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

     Apache manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company also conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of our employees who are expected to devote a significant amount of time directly to any possible remediation effort. Our general policy is to limit any reserve additions to incidents or sites that are considered probable to result in an expected remediation cost exceeding $100,000. As of December 31, 2002, we had an accrued liability of $10 million for environmental remediation. We have not incurred any material environmental remediation costs in any of the periods presented and are not aware of any future environmental remediation matters that would be material to our financial position or results of operations.


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

  EMPLOYEES


     On December 31, 2002, we had 1,958 employees. None of our employees is subject to collective bargaining agreements.


  OFFICES


     Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2002, we maintained regional exploration and/or production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Beijing, China; Warsaw, Poland; and Buenos Aires, Argentina. We established an office in Aberdeen, Scotland early in 2003. Apache leases all of its primary office space. The current lease on our principal executive offices runs through April 30, 2007. For information regarding the Company's obligations under its office leases, see the information appearing in the table in Item 7
 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity" and Item 15, Note 11 -- "Operating Leases and Other Commitments."


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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


     Apache common stock, par value $0.625 per share, is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol APA. The table below provides certain information regarding our common stock for 2002 and 2001. Prices were obtained from the New York Stock Exchange Composite Transactions Reporting System; however, the per share prices and dividends shown in the following table have been adjusted to reflect the two-for-one stock split and the 10 percent and five percent stock dividends, all of which are described below. Per share prices and dividends shown below have been rounded to the indicated decimal place.



                                        2002                                    2001
                        -------------------------------------   -------------------------------------
                          PRICE RANGE     DIVIDENDS PER SHARE     PRICE RANGE     DIVIDENDS PER SHARE
                        ---------------   -------------------   ---------------   -------------------
                         HIGH     LOW     DECLARED     PAID      HIGH     LOW      DECLARED     PAID
                        ------   ------   ---------   -------   ------   ------    --------    ------
First Quarter.........  $27.72   $21.13    $.0475     $.0475    $31.55   $23.47     $   --     $  --
Second Quarter........   28.62    25.04     .0475      .0475     28.92    20.80         --        --
Third Quarter.........   28.57    21.46     .0475      .0475     23.55    16.56       .121        --
Fourth Quarter........   28.88    23.55     .0475      .0475     23.87    17.57      .0475      .121



     The closing price per share of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 28, 2003, was $65.28 ($31.09 adjusted for the five percent stock dividend and two-for-one stock split). At February 28, 2003, there were 153,850,136 shares of our common stock outstanding (323,085,284 shares adjusted for the five percent stock dividend and two-for-one stock split) held by approximately 8,000 shareholders of record and approximately 104,000 beneficial owners.


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


     In 1995, our board of directors adopted a stockholder rights plan to replace the former plan adopted in 1986. Under our stockholder rights plan, each of our common stockholders received a dividend of one "preferred stock purchase right" for each 2.31 outstanding shares of common stock (adjusted for the 10 percent and five percent stock dividends and two-for-one stock split) that the stockholder owned. We refer to these preferred stock purchase rights as the "rights." Unless the rights have been previously redeemed, all shares of Apache common stock are issued with rights. The rights trade automatically with our shares of common stock. Certain triggering events will give the holders of the rights the ability to purchase shares of our common stock, or the equivalent stock of a person that acquires us, at a discount. The triggering events relate to persons or groups acquiring an amount of our common stock in excess of a set percentage, or attempting to or actually acquiring us. The details of how the rights operate are set out in our certificate of incorporation and the Rights Agreement, dated January 31, 1996, between Apache and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.). Both of those documents have been filed as exhibits to this Form 10-K and you should review them to fully understand the effects of the rights. The purpose of the rights is to encourage potential acquirors to negotiate with our board of directors before attempting a takeover bid and to provide our board of directors with leverage in negotiating on behalf of our stockholders the terms of any proposed takeover. The rights may have certain anti-takeover effects. They should not, however, interfere with any merger or other business combination approved by our board of directors.



     In May 1999, we issued 140,000 shares of 6.5 percent Automatically Convertible Equity Securities, Conversion Preferred Stock, Series C (Series C Preferred Stock) in the form of seven million depositary shares each representing 1/50th of a share of Series C Preferred Stock. The depositary shares were traded on the New York Stock Exchange and the Chicago Stock Exchange. The Series C Preferred Stock was not subject to a sinking fund or mandatory redemption. In 2000, Apache bought back 75,900 depositary shares at an average price of $34.42 per share. The excess of the purchase price to reacquire the depositary shares over the original issuance price, $330,000, is reflected as a preferred stock dividend in the accompanying statement of consolidated operations. The remaining depositary shares converted into 6,554,865 shares (13,109,730 shares adjusted for the two-for-one stock split) of Apache common stock in 2002.



     On September 13, 2001, our board of directors declared a 10 percent dividend on our shares of common stock payable in common stock on January 21, 2002 to shareholders of record on December 31, 2001. Pursuant to the terms of the declared 10 percent stock dividend, we issued 13,070,068 shares (26,140,136 shares adjusted for the two-for-one stock split) of our common stock on January 21, 2002 to the holders of the 130,888,270 shares (261,776,540 shares adjusted for the two-for-one stock split) of common stock outstanding on December 31, 2001. No fractional shares were issued in connection with the stock dividend and cash payments totaling $891,132 were made in lieu of fractional shares.



     On December 18, 2002, our board of directors declared a five percent dividend on our shares of common stock payable in common stock on April 2, 2003 to shareholders of record on March 12, 2003. Pursuant to the terms of the declared five percent stock dividend, we expect to issue approximately 7,868,000 shares (15,736,000 shares adjusted for the two-for-one stock split) of our common stock on April 2, 2003 to the holders of the 153,867,875 shares (307,735,750 shares adjusted for the two-for-one stock split) of common stock outstanding on March 12, 2003. No fractional shares will be issued in connection with the stock dividend and we expect to make cash payments totaling approximately $1,437,000 in lieu of fractional shares.



     On January 22, 2003, in conjunction with the BP acquisition, the Company completed the public offering of 9.9 million shares (19.8 million shares adjusted for the two-for-one stock split) of Apache common stock, including 1.3 million shares (2.6 million shares adjusted for the two-for-one stock split) for the underwriters' over-allotment option, at $58.10 per share ($29.05 adjusted for the two-for-one stock split). Net proceeds after placement fees totaled approximately $554 million. The proceeds were used to repay indebtedness under our commercial paper program and money market lines of credit and to invest in short-term treasury-only money market funds and treasury notes to hold funds for the BP acquisition.

     On September 11, 2003 our board of directors declared a two-for-one stock split, which was distributed on January 14, 2004 to shareholders of record on December 31, 2003.


ITEM 6.  SELECTED FINANCIAL DATA


     The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2002, which information has been derived from the Company's audited financial statements. Our financial statements for the years 1998 through 2001 were audited by Arthur Andersen LLP, independent public accountants. For a discussion of the risks relating to Arthur Andersen's audit of our financial statements, please see discussion of risks related to Arthur Andersen in Item 1 of this Form 10-K "Factors That May Affect Future Results -- Risks Relating to Arthur Andersen LLP." This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company's financial statements in Item 15 of this Form 10-K.



                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues...................  $2,559,873   $2,809,391   $2,301,978   $1,161,697   $  772,791
Income (loss) attributable to
  common stock...................     543,514      703,798      693,068      186,406     (131,391)
Net income (loss) per common
  share:
  Basic..........................        1.83         2.44         2.54          .75         (.58)
  Diluted........................        1.80         2.37         2.46          .74         (.58)
Cash dividends declared per
  common share...................         .19          .17          .09          .12          .12
BALANCE SHEET DATA
Total assets.....................   9,459,851    8,933,656    7,481,950    5,502,543    3,996,062
Long-term debt...................   2,158,815    2,244,357    2,193,258    1,879,650    1,343,258
Preferred interests of
  subsidiaries...................     436,626      440,683           --           --           --
Shareholders' equity.............   4,924,280    4,418,483    3,754,640    2,669,427    1,801,833
Common shares outstanding........     302,506      287,916      285,596      263,332      225,846



     For a discussion of significant acquisitions, see Note 3 to the Company's consolidated financial statements in Item 15 of this Form 10-K. During 1998, the Company recorded a $243 million pre-tax ($158 million net of tax) non-cash write-down of the carrying value of the Company's U.S. proved oil and gas properties in compliance with full-cost accounting rules (refer to Critical Accounting Policies in Item 7 of this Form 10-K).


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


     In January 2003, we announced that we had entered into a definitive agreement with BP to purchase producing properties in the North Sea and Gulf of Mexico for $1.3 billion (subject to normal closing adjustments and the exercise of preferential rights by third parties), the largest single acquisition in Apache's history. The acquisition from BP is significant in many respects: it extends our relationship to one of the world's premier integrated major oil companies; it adds production and reserves and a new exploitation portfolio in North America's strongest gas market; and it establishes a new core area in the North Sea, which fits our balanced-portfolio business model and further diversifies our reserves and production. The Gulf properties are synergistic with our existing properties and made Apache the fourth-largest producer and the second-largest acreage holder in Gulf of Mexico waters to 1,200 feet deep. We will also become the ninth-largest oil producer in the North Sea. The effective date of the transaction is January 1, 2003; the Gulf portion closed on March 13, 2003; the North Sea portion is projected to close early in the second quarter. The acquisition is being financed through a combination of internally generated funds, the issuance in January 2003 of common equity, and debt. Oil and gas production for the first two years has been hedged to provide Apache with fixed prices on expected production to protect against commodity price volatility (see
Note 4 of Item 15 in this Form 10-K).



     On January 22, 2003, in conjunction with the BP transaction, we completed a public offering of 9.9 million shares (19.8 million shares adjusted for the two-for-one stock split) of common stock, including

1.3 million shares (2.6 million shares adjusted for the two-for-one stock split) for the underwriters' over-allotment option, raising net proceeds of $554 million.



     After announcing the BP acquisition, all three rating agencies reaffirmed Apache's single-A credit ratings, a testament to our strong financial position, our conservative financial strategy, where we employ hedges to protect acquisition economics, and our three-pronged approach to finance large-scale transactions with internally generated funds, equity and debt. We believe that this reaffirmation of our credit ratings further establishes Apache's financial wherewithal and reputation as a reliable purchaser of major companies' assets as they sell assets in the future.



     In December 2002, to recognize the Company's continued progress on both the financial and operational fronts, Apache's board of directors declared a special five percent common stock dividend payable on April 2, 2003, to shareholders of record on March 12, 2003. On September 11, 2003, our board of directors declared a two-for-one stock split, which was distributed on January 14, 2004 to shareholders of record on December 31, 2003. All of the share and per share information included in this filing has been adjusted to reflect this stock dividend and the two-for-one stock split except where otherwise indicated.


CRITICAL ACCOUNTING POLICIES


     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Below, we have provided expanded discussion of our more significant accounting policies, estimates and judgments. We discussed the development, selection and disclosure of each of these with our audit committee. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. See Results of Operations and Note 1 of Item 15 of this Form 10-K for a discussion of additional accounting policies and estimates made by management.


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



     Should such a change be required, the amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible undeveloped mineral interest" was $9 million and $78 million as of December 31, 2001 and December 31, 2002, respectively. The amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible developed mineral interest" was $88 million and $332 million as of December 31, 2001 and December 31, 2002, respectively. Intangible developed mineral interest amounts are presented net of accumulated depletion, depreciation and amortization (DD&A). Accumulated DD&A was estimated using historical depletion rates applied proportionately to the costs of the acquisitions to be classified as "intangible developed mineral interest". The amounts noted above only include mineral rights acquired in business combinations or major asset purchases, and exclude those acquired individually or in groups as we have not historically tracked these in this manner. The Company has also not historically tracked the amount of mineral rights in the proved property balances related to producing leases or relinquished leases. We are currently identifying a methodology to do so for transactions subsequent to June 30, 2001.



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


     We engage an independent petroleum engineering firm to review our estimates of proved hydrocarbon liquid and gas reserves. During 2002, 2001 and 2000, their review covered 68, 61 and 72 percent of the reserve value, respectively.


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

  ASSET RETIREMENT OBLIGATION


     The Company has significant obligations to remove tangible equipment and restore land or seabed at the end of oil and gas production operations. Apache's removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms. Under the full-cost method of accounting, as described in the preceding critical accounting policy sections, the estimated undiscounted costs of the abandonment obligations, net of salvage, are currently included as a component of our depletion base and expensed over the production life of the oil and gas properties. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as well as regulatory, political, environmental, safety and public relations considerations.



     In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." Apache adopted this statement effective January 1, 2003, as discussed in Note 2 of Item 15 of this Form 10-K. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets ("asset retirement obligations" or "ARO"). Primarily, the new statement requires the Company to record a separate liability for the discounted present value of the Company's asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet.

     Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. In addition, increases in the discounted ARO liability resulting from the passage of time will be reflected as accretion expense in the consolidated statement of operations.



     SFAS No. 143 requires a cumulative adjustment to reflect the impact of implementing the statement had the rule been in effect since inception. The Company, therefore, calculated the cumulative accretion expense on the ARO liability and the cumulative depletion expense on the corresponding property balance. The sum of these cumulative expenses was compared to the depletion expense originally recorded. Because the historically recorded depletion expense was higher than the cumulative expense calculated under SFAS No. 143, the difference resulted in a gain which the Company recorded as cumulative effect of change in accounting principle on January 1, 2003.



     Upon implementation, the Company also had to determine if the statement required us to recalculate our historical full-cost ceiling tests (see Note 1 of Item 15 of this Form 10-K). The Company chose not to re-calculate its historical full-cost ceiling tests even though its historical oil and gas property balances would have been higher had we applied the statement from inception. We believe this approach is appropriate because SFAS No. 143 is silent on this issue and was not effective during the prior impairment test periods. Had a recalculation of the historical full-cost ceiling test resulted in impairment, the charge would have reduced the gain recorded upon adoption.



     Going forward, our depletion expense will be reduced since we will deplete a discounted ARO rather than the undiscounted value previously depleted. The lower depletion expense under SFAS No. 143 is offset, however, by higher accretion expense, which reflects increases in the discounted asset retirement obligation over time.



     Also going forward, the Company had to determine how to incorporate the asset retirement obligations into the quarterly calculation of its full-cost ceiling tests (see Note 1 of Item 15 of this Form 10-K). SFAS No. 143 is silent with respect to this issue and, although there are various views, the Company elected to continue including the undiscounted ARO as part of future development costs, essentially reducing the present value of its future net revenues and full-cost ceiling limit. To compare the property balance, which included the ARO component, to the full-cost ceiling limit, which has been reduced by a similar abandonment cost, we netted the ARO liability against the property balance. The Company believes its view is appropriate since there must be a comparable basis between the net book value of the properties and the full-cost ceiling limitation. Another widely contemplated view is to exclude the ARO from future development costs when calculating the full-cost ceiling limitation and not reduce the carrying amount of capitalized costs by the related liability. This approach would result in a higher full-cost ceiling limitation and a higher net oil and gas property balance.


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

RESULTS OF OPERATIONS


     This section includes a discussion of our 2002 and 2001 results of operations. Apache has five reportable segments, which are the United States, Canada, Australia, Egypt and Other International. These segments are primarily in the business of crude oil and natural gas exploration and production. Please refer to Note 14 of Item 15 of this Form 10-K for segment information.


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


     Seventy-five percent of our 2002 acquisition activity occurred in the U.S. and was related to the acquisition of properties primarily located in two Southern Louisiana parishes. The balance of our 2002 acquisitions primarily related to two acquisitions in Canada.



     In connection with our 2002 South Louisiana acquisition, we entered into costless-collar hedges to protect Apache from the potential for falling gas prices and to protect the economics of the transaction. These hedges are consistent with some of our 2001 and 2000 acquisitions whereby we entered into and assumed fixed-price commodity swaps and costless-collars that protected Apache from falling commodity prices. This enabled us to better predict the financial performance of our acquisitions. See Note 4 of Item 15 for the terms of the Company's hedging activity.



     Over ninety percent of our 2001 activity was spent on three acquisitions, one in Canada and two in Egypt. The Fletcher acquisition in Canada totaled 55 percent while the Repsol and Novus acquisitions in Egypt totaled 37 percent of our acquisition activity. All three acquisitions added significant reserves and production.



     Over ninety percent of our 2000 activity involved four North American transactions, three in the U.S. and one in Canada. The U.S. acquisitions, which totaled 56 percent of our acquisition outlays, included properties acquired from Occidental Petroleum Corporation, Collins & Ware, Inc. and Repsol YPF. Our Canadian acquisition from Phillips Petroleum Company represented 36 percent of the year's activity. These four transactions added significant reserves and production.



     Our acquisitions over the last three years helped us maintain diversity in terms of hydrocarbon product (oil or gas), geologic risk and geographic location. As shown in Note 15 of this Form 10-K, our 2002 year-end international reserves as a percentage of total reserves climbed to 52 percent from 41 percent at year-end 2000. Similarly, our international average daily production in 2002 rose to 58 percent of our total production versus 41 percent in 2000. Our hydrocarbon product mix on a boe basis has remained relatively constant at 53 percent natural gas and 47 percent oil. While the U.S., a highly stable environment, remains our largest core area, Apache will continue to evaluate acquisition opportunities in existing core areas and in new areas should they arise.


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


  Oil and Natural Gas Prices



     While the market price received for crude oil and natural gas varies among geographic areas, crude oil trades in a world-wide market, whereas natural gas, which has a limited global transportation system, is subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction, while natural gas price movements generally follow local market conditions.



     Apache sells its natural gas into three markets:



     1) North America, which has a common market and where production is currently in short supply relative to demand.



     2) Australia, which has a local market with limited demand and infrastructure.



     3) Egypt, which has a local market and where the price received for the majority of our production is currently indexed to a weighted-average Dated-Brent crude oil price.



     For specific marketing arrangements by segment, please refer to Item 1, Business of this Form 10-K.



  Contributions to Oil and Natural Gas Revenues



     As with production and reserves, a consequence of geographic diversification is a shifting geographic mix of our oil revenues and natural gas revenues. For the reasons discussed in the Oil and Natural Gas Price section above, contributions to oil revenues and gas revenues should be viewed separately.

     The following table presents each segment's oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.



                                              OIL REVENUES                        GAS REVENUES
                                    ---------------------------------   ---------------------------------
                                     FOR THE YEAR ENDED DECEMBER 31,     FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------   ---------------------------------
                                     2002         2001         2000       2002        2001        2000
                                    -------      -------      -------   ---------   ---------   ---------
United States.....................    35%          40%          47%          51%         61%         72%
Canada............................    16%          17%          13%          29%         27%         16%
                                     ----         ----         ----      -------     -------     -------
North America.....................    51%          57%          60%          80%         88%         88%
Egypt.............................    29%          27%          25%          15%          8%          7%
Australia.........................    20%          16%          15%           5%          4%          5%
Other International...............     --           --           --           --          --          --
                                     ----         ----         ----      -------     -------     -------
  Total...........................   100%         100%         100%      100.00%     100.00%     100.00%
                                     ====         ====         ====      =======     =======     =======



  Crude Oil Contribution



     In 2002, oil revenues outside the U.S. reached approximately 65 percent of consolidated oil revenues, up from 60 percent in 2001. This increase primarily occurred in Egypt and Australia where crude oil revenues rose to 28 percent and 20 percent of total oil revenues, respectively. Canada contributed 16 percent of oil revenue, down from 17 percent in 2001.



     In 2001, oil revenues outside the U.S. totaled 60 percent of consolidated oil revenues, up from 53 percent in 2000. This increase was spread among Egypt, Canada and Australia. Egypt's contribution totaled 27 percent, while Canada and Australia contributed 17 percent and 16 percent, respectively.



  Natural Gas Contribution



     The preponderance of consolidated natural gas revenues come from our North American operations. In 2002, 80 percent of Apache's natural gas revenues came from the North American market, 51 percent from the U.S. and 29 percent from Canada. The remaining 20 percent was split between Egypt, 15 percent, and Australia, 5 percent.



     In 2001, 88 percent of Apache's natural gas revenues came from the North American market, 61 percent from the U.S. and 27 percent from Canada. The remaining natural gas revenues were primarily split between Egypt, 8 percent, and Australia, 3 percent.

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

  Natural Gas Revenues


     Consolidated natural gas revenues declined $391 million in 2002, consistent with an $.83 per Mcf decline in the weighted-average realized price for natural gas and a four percent decline in production. The price decline reduced revenues by $342 million, while lower gas production reduced revenues by another $49 million. A gas production decline of 18 percent was experienced in the U.S., with declines of 21 percent and 13 percent in the Gulf Coast and Central regions respectively. The Gulf Coast region, which contributed 61.5% of Apache's U.S. 2002 production, is characterized by reservoirs which demonstrate high initial rates followed by steep declines when compared to other U.S. producing regions. This attribute coupled with capital curtailments, property sales in late 2001 and back-to-back hurricanes in September and October 2002 contributed to the production decline in the U.S. Collectively, Canada, Egypt, Australia and Argentina saw a 13 percent increase in natural gas production. Canada's increase was the result of previous acquisitions and subsequent drilling activity, coupled with successful results at Ladyfern, which offset natural decline at Zama. Egypt's increase also came from previous acquisitions and subsequent drilling activity. See Note 3 of Item 15 of this 10-K for further discussion of acquisition and divestiture activity.


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


     We have used long-term, fixed-price physical contracts to lock in a small portion of our domestic future natural gas production. The contracts provide protection to the Company in the event of decreasing natural gas prices and represented approximately 11 percent of our 2002 and 2001 domestic natural gas production. In 2002, these contracts positively impacted our average realized price by $.01 per Mcf. Historically high prices in the first half of 2001 resulted in a negative impact of $.06 per Mcf in that year. Additionally, substantially all of our natural gas production sold in Australia is subject to long-term fixed-price contracts.


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

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
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


     In 2002, our full-cost DD&A expense increased $24 million. Areas outside the U.S. saw an increase in their expense, while DD&A expense decreased in the U.S. The areas experiencing the largest increase in absolute costs were Egypt, up $29 million and Australia, up $24 million (consistent with their overall increase in production), while the U.S. experienced a $39 million decline in full-cost DD&A expense on lower production levels. Canada also had higher DD&A expense of $7 million relating to higher production levels.



     On a boe basis our 2002 full-cost DD&A rate rose $.24 to $6.29. The U.S. contributed $.13 to the increase in rate, driven by higher finding costs and higher future development costs. The remaining increase in the consolidated rate is split between Egypt and Australia. The impact from Egypt is related to higher finding and development costs. The impact from Australia is primarily related to higher future development costs.



     In 2001, our full-cost DD&A expense increased $212 million. The higher expense was spread among Canada, up $87 million, the U.S., up $63 million, Egypt, up $43 million and Australia, up $19 million, which is consistent with their overall increase in production.



     On a boe basis our 2001 full-cost DD&A rate rose $.30 to $6.05. The U.S. contributed two-thirds to the increase in rate, related to higher finding costs and negative reserve revisions associated with declining prices. Canada contributed $.04 to the increase in the overall rate, reflecting the impact of higher future development costs. Australia also contributed $.04 to the increase in the overall rate, reflecting higher future development costs during 2001.



     Depreciation on other assets remained flat in 2002 after increasing $25 million in 2001 associated with additional facilities acquired in March 2001 from Fletcher in Canada, and Repsol in Egypt, and the amortization of goodwill. In connection with the adoption of a new accounting principle effective January 1, 2002, we no longer amortize our goodwill. Instead, it is assessed for periodic impairment, as discussed in the impairment section below.


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


     Goodwill is subject to a periodic fair-value-based impairment assessment beginning in 2002. Goodwill totals $189 million at December 31, 2002 and no impairment was recorded in 2002. For further discussion, see Note 1 of Item 15 of this Form 10-K.


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


     These costs are primarily related to the transportation of natural gas in our North American operations. In 2002, the costs totaled $21 million in Canada and $17 million in the U.S., relatively flat to the prior year.



     In 2001, these costs totaled $19 million in Canada and $16 million in the U.S., up from $12 million in Canada and $8 million in the U.S. The increase over the 2000 period is related to higher volumes subject to such rates, principally from properties acquired from Fletcher in Canada, and Gulf of Mexico properties acquired from Occidental Petroleum Corporation in August 2000.

  Severance and Other Taxes


     Severance and other taxes are comprised primarily of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia. In both 2002 and 2001, these severance taxes, which are generally based on a percentage of oil and gas production revenues, represented over 80 percent of the total severance and other taxes expense incurred in each period. The other tax component is primarily made up of the Australian Petroleum Resources Rent Tax (PRRT), to which Apache first became subject in 2002, and the Canadian Large Corporation Tax, Saskatchewan Capital Tax and Saskatchewan Resource Surtax. Oil and gas production revenues generated from Egypt and Canada are not subject to severance taxes.



     In 2002, severance and other taxes totaled $63 million, comprised of U.S., $35 million, Australia, $23 million and Canada, $5 million. Overall, severance and other taxes decreased $7 million. A $14 million decline in U.S. severance taxes, and a $3 million decline in Canada Saskatchewan Resource Surtax were partially offset by initial PRRT of $4 million and a $7 million increase in Australian severance taxes. The decrease in U.S. severance taxes reflects the impact of lower gas price realizations. The increase in Australia's severance taxes was attributable to higher oil price realizations and a change in production mix as a higher portion of production was from properties in provincial waters, such as Legendre and Harriet, relative to production from federal waters. Canada's decline was primarily related to a refund of the Saskatchewan Resource Surtax.



     In 2001, severance and other taxes totaled $70 million ($50 million in the U.S., $12 million in Australia and $8 million in Canada). Severance and other taxes increased $11 million from the prior year. The increase related to higher severance taxes in Australia and, collectively, a $3 million increase in Canada's Large Corporation Tax and Saskatchewan Resource Surtax. The increase in Australia's severance taxes was attributable to higher production-driven oil and gas revenues. Canada's increase was related to properties acquired from Fletcher in March 2001 and Phillips Petroleum Company in December 2000. U.S. severance and other taxes were up $2 million over the prior year. Higher production-driven oil and gas revenues and a higher effective production tax rate accounted for the majority of the increase in the U.S. Available incentives granted by the state of Oklahoma decline with rising commodity prices, increasing the effective tax rate.


  General and Administrative Expenses


     Overall, general and administrative expenses (G&A) trended higher in 2002, rising $.13 to $.84 per boe. Thirty-eight percent of the increase is tied to rising medical costs, a sharp increase in premiums on business insurance policies renewed subsequent to the September 11, 2001 terrorist attacks and the addition of a sizeable political risk insurance package added in mid-2001. The remaining increase is related to non-recurring employee separation costs, a consequence of our region realignment in the U.S., higher outside legal support costs related to arbitration proceedings with our gas marketer, Cinergy and litigation with Predator (see Note 11 of this Form 10-K), costs associated with the implementation of and compliance with various sections of Sarbanes-Oxley, and a full year of expense related to additional staff and office costs incurred with the acquisition of Canadian subsidiaries of Fletcher during 2001. Realignment of our three U.S. regions into two involved both reassignment and reduction of personnel. All corresponding costs were expensed as incurred.


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

CASH DIVIDEND PAYMENTS


     Apache paid a total of $13 million in dividends during 2002 on its Series B Preferred Stock issued in August 1998 and its Series C Preferred Stock issued in May 1999. Dividends on the Series C Preferred Stock were paid through May 15, 2002, when the shares automatically converted to common stock (see Note 9, under Item 15 of this Form 10-K). Common dividends paid during 2002 rose 61 percent to $56 million, reflecting the increase in common shares outstanding and the higher common stock dividend rate. The Company has paid cash dividends on its common stock for 36 consecutive years through 2002. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors.


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


     Please see Note 6 -- Debt of Item 15 for a summary of the financial covenants of the global credit facility. The negative covenants include restrictions on the Company's ability to create liens and security interests on our assets (with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics liens), restrictions on Apache's ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee the debt of entities not within our consolidated group.


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


     On May 15, 2002, we completed the mandatory conversion of our Series C Preferred Stock into approximately 6.6 million (13.1 million shares adjusted for the two-for-one stock split) common shares.


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


     On January 22, 2003, we completed a public offering of approximately 9.9 million shares (19.8 million shares adjusted for the two-for-one stock split) of common stock, including 1.3 million shares (2.6 million shares adjusted for the two-for-one stock split) for the underwriters' over-allotment option, for net proceeds of $554 million.


LIQUIDITY


     During 2002, we strengthened our financial flexibility and continued to build upon the solid financial performances of previous years. Cash will be required to fund expenditures necessary to offset the inherent declines in production and proven reserves typical in an extractive industry like ours. Future success in growing reserves and production will be highly dependent on capital resources available and our success in acquiring or finding additional reserves. We believe that cash on hand, net cash generated from operating activities, and unused committed borrowing capacity under our global credit facility will be adequate to satisfy future financial obligations and liquidity needs.



     Net cash generated from operating activities is a function of commodity prices, which are inherently volatile and unpredictable, production and capital spending. Our business, as with other extractive industries, is a depleting one in which each barrel produced must be replaced or the Company, and a critical source of our future liquidity, will shrink, as stated in Item 1, "Risk Factors Related to Our Business and Operations". Based on the year-end reserve life index, the Company's overall decline is approximately nine percent per year. This projection assumes the capital investment, prices, costs and taxes reflected in our standardized measure in Item 15 -- Note 15, of this Form 10-K. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows and, therefore, capital budgets.



     For these reasons, we only forecast, for internal use by management, an annual cash flow. These annual forecasts are revised monthly and capital budgets are reviewed by management and adjusted as warranted by market conditions. Longer term cash flow and capital spending projections are neither developed nor used by management to operate our business.


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

     We have assumed various financial obligations and commitments in the normal course of operations. These contractual obligations represent known future cash payments that we are required to make and relate primarily to long-term debt, preferred interests of subsidiaries, operating leases, pipeline transportation commitments and international commitments. The Company expects to fund these contractual obligations with cash generated from operating activities. The following table summarizes the Company's contractual obligations as of December 31, 2002. Please see the indicated Note to the Company's consolidated financial statements, under Item 15 of this Form 10-K for further information regarding these obligations.



                           NOTE
CONTRACTUAL OBLIGATIONS  REFERENCE     TOTAL        2003      2004      2005      2006       2007     THEREAFTER
-----------------------  ---------   ----------   --------   -------   -------   -------   --------   ----------
                                                             (IN THOUSANDS)
Long-term debt........   Note 6      $2,158,815   $     --   $    --   $   830   $   274   $489,559   $1,668,152
Preferred interests of
  subsidiaries........   Note 12        436,626         --        --        --        --         --      436,626
Operating leases and
  other commitments...   Note 11        310,143    107,234    49,735    33,769    31,158     23,096       65,151
International lease
  commitments.........   Note 11         71,456     40,780    17,099     7,010     6,567         --           --
Exploration
  agreement...........   Note 11         25,000     12,500    12,500        --        --         --           --
Properties acquired
  requiring future
  payments to
  Occidental Petroleum
  Corporation.........   Note 3          20,478     10,609     9,869        --        --         --           --
Operating costs
  associated with a
  pre-existing
  volumetric production
  payment of acquired
  properties..........   Note 3          13,879      4,502     3,770     3,047     2,530         30           --
                                     ----------   --------   -------   -------   -------   --------   ----------
Total Contractual
  Obligations(a)......               $3,036,397   $175,625   $92,973   $44,656   $40,529   $512,685   $2,169,929
                                     ==========   ========   =======   =======   =======   ========   ==========


---------------


(a) Note that this table does not include the liability for dismantlement, abandonment and restoration costs of oil and gas properties. The Company currently includes such costs in the amortizable base of its oil and gas properties. Effective with adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, the Company recorded a separate liability for the fair value of this asset retirement obligation. See Note 2, under Item 15 of this Form 10-K for further discussion.



     Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess any impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache's management feels that it has adequately reserved for its contingent obligations. The Company has reserved approximately $10 million for environmental remediation. The Company's exposure to other contingent liabilities is estimated at less than $8 million and is fully reserved. The Company does not believe it has any material exposure for any contingencies (see
Note 11 under Item 15 of this Form 10-K).


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


     In addition to the letter of credit requirements covering BP's abandonment obligations, our liquidity could be further impacted by a downgrade of the credit rating for our senior unsecured long-term debt by Standard and Poor's to BBB- or lower and by Moody's to Baa3 or lower; however, we do not believe that such a sharp downgrade is reasonably likely. If our debt were to receive such a downgrade, our subsidiaries that issued the preferred interests could be in violation of their covenants which may require them to redeem some of the preferred interests (see Note 12, under Item 15 of this Form 10-K). In addition, generally under our commodity hedge agreements, Apache may be required to post margin or terminate outstanding positions if the Company's credit ratings decline significantly.


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


     If oil and gas prices decline significantly, even if only for a short period of time, it is possible that non-cash write-downs of our oil and gas properties could occur under the full-cost accounting method allowed by the SEC. Under these rules, we review the carrying value of our proved oil and gas properties each quarter on a country-by-country basis to ensure that capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, and deferred income taxes, do not exceed the "ceiling." This ceiling is the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. The calculation of estimated future net cash flows is based on the prices for crude oil and natural gas in effect on the last day of each fiscal quarter except for volumes sold under long-term contracts. Write-downs required by these rules do not impact cash flow from operating activities; however, as discussed above, sustained low prices would have a material adverse effect on future cash flows.



     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes. As indicated in Notes 3 and 4, under Item 15 of this Form 10-K, the Company entered into several derivative positions in conjunction with the South Louisiana acquisition in December 2002 and following year-end, with the acquisition from BP. These positions were entered into to preserve our strong financial position in a period of cyclically high gas and oil prices and were designated as cash flow hedged at anticipated production.


     At December 31, 2002, the Company had natural gas commodity collars with a negative fair value of $4 million. A 10 percent increase in gas prices would change the fair values of the gas collars by $(5) million. A 10 percent decrease in gas prices would change the fair values of the gas collars by $5 million. The model used to arrive at the fair values for the commodity collars is based on a third-party option pricing model. Changes in fair value, assuming 10 percent price changes, assume non-constant volatility with volatility based on prevailing market parameters at December 31, 2002. The natural gas and crude oil fixed-price swaps and crude oil fixed-price physical contracts entered into during the first quarter 2003 involved substantially more oil and gas volumes than the 2002 collars. For additional detail on our 2003 derivative positions, see Notes 3 and 4 of Item 15 of this Form 10-K.


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

FOREIGN CURRENCY RISK


     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Australian gas production is sold under fixed-price Australian dollar contracts and over half the costs incurred are paid in Australian dollars. Revenue and disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date. Prior to October 1, 2002, reported cash flow from Canadian operations was measured in Canadian dollars and converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. The majority of Apache's debt in Canada is denominated in U.S. dollars and, as such, was adjusted for differences in exchange rates at each period end. This unrealized adjustment was recorded as Revenues and Other. In light of the continuing transformation of the U.S. and Canadian energy markets into a single energy market, we adopted the U.S. dollar as our functional currency in Canada, effective October 1, 2002. A 10 percent strengthening of the Australian and Canadian dollar will result in a foreign currency net loss of approximately $31 million. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 2002, or 2001.


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

ITEM 14.  CONTROLS AND PROCEDURES


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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

          1. Financial Statements


        Report of management........................................   F-1
        Report of Independent Auditors..............................   F-2
        Reports of independent public accountants...................   F-4
        Statement of consolidated operations for each of the three
          years in the period ended December 31, 2002...............   F-5
        Statement of consolidated cash flows for each of the three
          years in the period ended December 31, 2002...............   F-6
        Consolidated balance sheet as of December 31, 2002 and
          2001......................................................   F-7
        Statement of consolidated shareholders' equity for each of
          the three years in the period ended December 31, 2002.....   F-8
        Notes to consolidated financial statements..................   F-9


          2. Financial Statement Schedules

             Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

          3. Exhibits


EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
    2.1    --    Agreement and Plan of Merger among Registrant, YPY
                 Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                 dated March 27, 1996 (incorporated by reference to Exhibit
                 2.1 to Registrant's Registration Statement on Form S-4,
                 Registration No. 333-02305, filed April 5, 1996).
    2.2    --    Purchase and Sale Agreement by and between BP Exploration &
                 Production Inc., as seller, and Registrant, as buyer, dated
                 January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed January
                 13, 2003, SEC File No. 1-4300).
    2.3    --    Sale and Purchase Agreement by and between BP Exploration
                 Operating Company Limited, as seller, and Apache North Sea
                 Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
                 Form 8-K, filed January 13, 2003, SEC File No. 1-4300).
    3.1    --    Restated Certificate of Incorporation of Registrant, dated
                 December 16, 1999, as filed with the Secretary of State of
                 Delaware on December 17, 1999 (incorporated by reference to
                 Exhibit 99.1 to Registrant's Current Report on Form 8-K,
                 filed February 7, 2000, SEC File No. 1-4300).
    3.2    --    Bylaws of Registrant, as amended May 2, 2002 (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, SEC File
                 No. 1-4300).
    4.1    --    Form of Certificate for Registrant's Common Stock
                 (incorporated by reference to Exhibit 4.1 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1995,
                 SEC File No. 1-4300).
    4.2    --    Form of Certificate for Registrant's 5.68% Cumulative
                 Preferred Stock, Series B (incorporated by reference to
                 Exhibit 4.2 to Amendment No. 2 on Form 8-K/A, filed August
                 25, 1998, to Registrant's Current Report on Form 8-K, filed
                 August 18, 1998, SEC File No. 1-4300).
    4.3    --    Form of Certificate for Registrant's Automatically
                 Convertible Equity Securities, Conversion Preferred Stock,
                 Series C (incorporated by reference to Exhibit 99.8 to
                 Amendment No. 1 on Form 8-K/A, filed May 12, 1999, to
                 Registrant's Current Report on Form 8-K, filed April 29,
                 1999, SEC File No. 1-4300).
    4.4    --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                 Statement on Form 8-A, dated January 24, 1996, SEC File No.
                 1-4300).
   10.1    --    Credit Agreement, dated June 12, 1997, among Registrant, the lenders named therein, Morgan Guaranty Trust Company, as
                 Global Documentation Agent and U.S. Syndication Agent, The
                 First National Bank of Chicago, as U.S. Documentation Agent,
                 NationsBank of Texas, N.A., as Co-Agent, Union Bank of
                 Switzerland, Houston Agency, as Co-Agent, and The Chase
                 Manhattan Bank, as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed June 25, 1997, SEC File No. 1-4300).
   10.2    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                 Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Bank of America, N.A. and Wachovia
                 Bank, National Association, as U.S. Co-Syndication Agents,
                 and Citibank, N.A. and Union Bank of California, N.A., as
                 U.S. Co-Documentation Agents (excluding exhibits and
                 schedules) (incorporated by reference to Exhibit 10.2 to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-4300).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
   10.3    --    Form of 364-Day Credit Agreement, dated as of June 3, 2002, among Registrant, the Lenders named therein, JPMorgan Chase
                 Bank, as Global Administrative Agent, Bank of America, N.A.,
                 as Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Bank of America, N.A. and BNP Paribas,
                 as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New
                 York Branch, and Societe Generale, as 364-Day
                 Co-Documentation Agents (excluding exhibits and schedules)
                 (incorporated by reference to Exhibit 10.3 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2002, SEC File No. 1-4300).
   10.4    --    Credit Agreement, dated June 12, 1997, among Apache Canada
                 Ltd., a wholly-owned subsidiary of the Registrant, the
                 Lenders named therein, Morgan Guaranty Trust Company, as
                 Global Documentation Agent, Royal Bank of Canada, as
                 Canadian Documentation Agent, The Chase Manhattan Bank of
                 Canada, as Canadian Syndication Agent, Bank of Montreal, as
                 Canadian Administrative Agent, and The Chase Manhattan Bank,
                 as Global Administrative Agent (incorporated by reference to
                 Exhibit 10.2 to Registrant's Current Report on Form 8-K,
                 filed June 25, 1997, SEC File No. 1-4300).
   10.5    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global
                 Administrative Agent, Bank of America, N.A., as Global
                 Syndication Agent, Citibank, N.A., as Global Documentation
                 Agent, Royal Bank of Canada, as Canadian Administrative
                 Agent, The Bank of Nova Scotia and The Toronto-Dominion
                 Bank, as Canadian Co-Syndication Agents, and BNP Paribas
                 (Canada) and Bayerische Landesbank Girozentrale, as Canadian
                 Co-Documentation Agents (excluding exhibits and schedules)
                 (incorporated by reference to Exhibit 10.4 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2002, SEC File No. 1-4300).
   10.6    --    Credit Agreement, dated June 12, 1997, among Apache Energy
                 Limited and Apache Oil Australia Pty Limited, wholly-owned subsidiaries of the Registrant, the Lenders named therein,
                 Morgan Guaranty Trust Company, as Global Documentation
                 Agent, Bank of America National Trust and Savings
                 Association, Sydney Branch, as Australian Documentation
                 Agent, The Chase Manhattan Bank, as Australian Syndication
                 Agent, Citisecurities Limited, as Australian Admin-
                 istrative Agent, and The Chase Manhattan Bank, as Global
                 Administrative Agent (incorporated by reference to Exhibit
                 10.3 to Registrant's Current Report on Form 8-K, filed June
                 25, 1997, SEC File No. 1-4300).
   10.7    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Apache Energy Limited, a wholly-owned subsidiary of
                 Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                 Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Citisecurities Limited, as Australian
                 Administrative Agent, Bank of America, N.A., Sydney Branch,
                 and Deutsche Bank AG, Sydney Branch, as Australian Co-
                 Syndication Agents, and Royal Bank of Canada and Bank One,
                 NA, Australia Branch, as Australian Co-Documentation Agents
                 (excluding exhibits and schedules) (incorporated by
                 reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File
                 No. 1-4300).
   10.8    --    Concession Agreement for Petroleum Exploration and
                 Exploitation in the Khalda Area in Western Desert of Egypt
                 by and among Arab Republic of Egypt, the Egyptian General
                 Petroleum Corporation and Phoenix Resources Company of
                 Egypt, dated April 6, 1981 (incorporated by reference to
                 Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                 year ended December 31, 1984, SEC File No. 1-547).
   10.9    --    Amendment, dated July 10, 1989, to Concession Agreement for
                 Petroleum Exploration and Exploitation in the Khalda Area in
                 Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                 Resources Company of Egypt incorporated by reference to
                 Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                 for quarter ended June 30, 1989, SEC File No. 1-547).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
   10.10   --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                 Company of Egypt and Conoco Khalda Inc (incorporated by
                 reference to Exhibit 10.1 to Phoenix's Registration
                 Statement on Form S-1, Registration No. 33-1069, filed
                 October 23, 1985).
   10.11   --    Amendment, dated March 30, 1989, to Farmout Agreement
                 relating to the Khalda Area Concession, by and between
                 Phoenix Resources Company of Egypt and Conoco Khalda Inc
                 (incorporated by reference to Exhibit 10(d)(5) to Phoenix's
                 Quarterly Report on Form 10-Q for quarter ended June 30,
                 1989, SEC File No. 1-547).
   10.12   --    Amendment, dated May 21, 1995, to Concession Agreement for
                 Petroleum Exploration and Exploitation in the Khalda Area in
                 Western Desert of Egypt between Arab Republic of Egypt, the
                 Egyptian General Petroleum Corporation, Repsol Exploracion
                 Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                 Corporation (incorporated by reference to exhibit 10.12 to
                 Registrant's Annual Report on Form 10-K for year ended
                 December 31, 1997, SEC File No. 1-4300).
   10.13   --    Concession Agreement for Petroleum Exploration and
                 Exploitation in the Qarun Area in Western Desert of Egypt,
                 between Arab Republic of Egypt, the Egyptian General
                 Petroleum Corporation, Phoenix Resources Company of Qarun
                 and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                 Form 10-K for year ended December 31, 1993, SEC File No.
                 1-547).
   10.14   --    Agreement for Amending the Gas Pricing Provisions under the
                 Concession Agreement for Petroleum Exploration and
                 Exploitation in the Qarun Area, effective June 16, 1994
                 (incorporated by reference to Exhibit 10.18 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1996,
                 SEC File No. 1-4300).
  +10.15   --    Apache Corporation Corporate Incentive Compensation Plan A
                 (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                 1-4300).
  +10.16   --    Apache Corporation Corporate Incentive Compensation Plan B
                 (Strategic Objectives Format), dated July 16, 1998
                 (incorporated by reference to Exhibit 10.14 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1998,
                 SEC File No. 1-4300).
  +10.17   --    Apache Corporation 401(k) Savings Plan, dated August 1, 2002
                 (incorporated by reference to Exhibit 10.1 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2002, SEC File No. 1-4300).
+**10.18   --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                 January 27, 2003, effective as January 1, 2003.
  +10.19   --    Apache Corporation Money Purchase Retirement Plan, dated
                 August 1, 2002 (incorporated by reference to Exhibit 10.2 to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 1-4300).
+**10.20   --    Amendment to Apache Corporation Money Purchase Retirement
                 Plan, dated January 27, 2003, effective as of January 1,
                 2003.
  +10.21   --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                 restated as of January 1, 1997, and amendments effective as of January 1, 1997, January 1, 1998 and January 1, 1999
                 (incorporated by reference to Exhibit 10.17 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1998,
                 SEC File No. 1-4300).
  +10.22   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                 Corporation, dated February 22, 2000, effective as of
                 January 1, 1999 (incorporated by reference to Exhibit 4.7 to
                 Registrant's Registration Statement on Form S-8,
                 Registration No. 333-31092, filed February 25, 2000); and
                 Amendment dated July 27, 2000 (incorporated by reference to
                 Exhibit 4.8 to Post-Effective Amendment No. 1 to
                 Registrant's Registration Statement on Form S-8,
                 Registration No. 333-31092, filed August 18, 2000).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
  +10.23   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                 Corporation, dated August 3, 2001, effective as of September
                 1, 2000 and July 1, 2001 (incorporated by reference to
                 Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended June 30,
                 2001, SEC File No. 1-4300).
  +10.24   --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001, (incorporated by reference to
                 Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended September
                 30, 2001, SEC File No. 1-4300).
  +10.25   --    Apache Corporation 1995 Stock Option Plan, as amended and
                 restated September 13, 2001, (incorporated by reference to
                 Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended September
                 30, 2001, SEC File No. 1-4300).
+**10.26   --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 5, 2003, effective as of March 12,
                 2003.
  +10.27   --    Apache Corporation 1996 Performance Stock Option Plan, as
                 amended and restated September 13, 2001 (incorporated by
                 reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter
                 ended September 30, 2001, SEC File No. 1-4300).
  +10.28   --    Apache Corporation 1998 Stock Option Plan, as amended and
                 restated September 13, 2001 (incorporated by reference to
                 Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended September
                 30, 2001, SEC File No. 1-4300).
  +10.29   --    Apache Corporation 2000 Stock Option Plan, as amended and
                 restated March 5, 2003 (incorporated by reference to Exhibit
                 4.5 to Registrant's Registration Statement on Form S-8,
                 Registration No. 333-103758, filed March 12, 2003).
  +10.30   --    1990 Employee Stock Option Plan of The Phoenix Resource
                 Companies, Inc., as amended through September 29, 1995,
                 effective April 9, 1990 (incorporated by reference to
                 Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                 year ended December 31, 1996, SEC File No. 1-4300).
  +10.31   --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit
                 10.30 to Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 2001, SEC File No. 1-4300).
  +10.32   --    Apache Corporation Deferred Delivery Plan, as amended and
                 restated December 18, 2002, effective as of May 2, 2002
                 (incorporated by reference o Exhibit 4.5 to Post-Effective
                 Amendment No. 2 to Registrant's Registration Statement on
                 Form S-8, Registration No. 333-31092, filed March 11, 2003).
  +10.33   --    Apache Corporation Executive Restricted Stock Plan, as
                 amended and restated December 18, 2002, effective as of May
                 2, 2002 (incorporated by reference to Exhibit 4.5 to
                 Post-Effective Amendment No. 1 to Registrant's Registration
                 Statement on Form S-8, Registration No. 333-97403, filed
                 December 30, 2002).
  +10.34   --    Apache Corporation Non-Employee Directors' Compensation
                 Plan, as amended and restated December 17, 1998
                 (incorporated by reference to Exhibit 10.26 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1998,
                 SEC File No. 1-4300).
  +10.35   --    Apache Corporation Outside Directors' Retirement Plan, as
                 amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                 10-Q, as amended by Form 10-Q/A, for the quarter ended June
                 30, 2001, SEC File No. 1-4300).
  +10.36   --    Apache Corporation Equity Compensation Plan for Non-Employee
                 Directors, as amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.09 to Registrant's Quarterly
                 Report on Form 10-Q, as amended by Form 10-Q/A, for the
                 quarter ended June 30, 2001, SEC File No. 1-4300).
  +10.37   --    Amended and Restated Employment Agreement, dated December 5,
                 1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                 Form 10-K for year ended December 31, 1996, SEC File No.
                 1-4300).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
  +10.38   --    First Amendment, dated April 4, 1996, to Restated Employment
                 Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                 1-4300).
  +10.39   --    Amended and Restated Employment Agreement, dated December
                 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                 1-4300).
  +10.40   --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                 10.6 to Registrant's Annual Report on Form 10-K for year
                 ended December 31, 1989, SEC File No. 1-4300).
  +10.41   --    Amended and Restated Conditional Stock Grant Agreement,
                 dated June 6, 2001, between Registrant and G. Steven Farris
                 (incorporated by reference to Exhibit 10.10 to Registrant's
                 Quarterly Report on Form 10-Q, as amended by Form 10-Q/A,
                 for the quarter ended June 30, 2001, SEC File No. 1-4300).
   10.42   --    Amended and Restated Gas Purchase Agreement, effective July
                 1, 1998, by and among Registrant and MW Petroleum
                 Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to
                 Registrant's Current Report on Form 8-K, filed June 23,
                 1998, SEC File No. 1-4300).
   10.43   --    Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company
                 Limited (incorporated by reference to Exhibit 10.1 to Regis-
                 trant's Current Report on Form 8-K, filed January 13, 2003,
                 SEC File No. 1-4300).
 **12.1    --    Statement of Computation of Ratios of Earnings to Fixed
                 Charges and Combined Fixed Charges and Preferred Stock
                 Dividends
 **21.1    --    Subsidiaries of Registrant
  *23.1    --    Consent of Ernst & Young LLP
 **23.2    --    Consent of Ryder Scott Company L.P., Petroleum Consultants
 **24.1    --    Power of Attorney (included as a part of the signature pages to this report)
  *31.1    --    Certification of Chief Executive Officer
  *31.2    --    Certification of Chief Financial Officer
  *32.1    --    Certification of Chief Executive Officer and Chief Financial
                 Officer

---------------
 * Filed herewith.

** Previously filed.

 + Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.


     NOTE: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant's consolidated assets have been omitted and will be provided to the Commission upon request.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          APACHE CORPORATION


                                                 /s/ G. STEVEN FARRIS
                                          --------------------------------------

                                                     G. Steven Farris

                                            President, Chief Executive Officer
                                               and Chief Operating Officer


Dated: January 23, 2004



                               POWER OF ATTORNEY



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                 NAME                                  TITLE                       DATE
                 ----                                  -----                       ----

         /s/ G. STEVEN FARRIS               Director, President, Chief       January 23, 2004
--------------------------------------      Executive Officer and Chief
           G. Steven Farris                Operating Officer (Principal
                                                Executive Officer)


          /s/ ROGER B. PLANK               Executive Vice President and      January 23, 2004
--------------------------------------        Chief Financial Officer
            Roger B. Plank                 (Principal Financial Officer)


        /s/ THOMAS L. MITCHELL             Vice President and Controller     January 23, 2004
--------------------------------------    (Principal Accounting Officer)
          Thomas L. Mitchell


                  *                            Chairman of the Board         January 23, 2004
--------------------------------------
            Raymond Plank


                  *                                  Director                January 23, 2004
--------------------------------------
          Frederick M. Bohen


                  *                                  Director                January 23, 2004
--------------------------------------
          Randolph M. Ferlic


                  *                                  Director                January 23, 2004
--------------------------------------
          Eugene C. Fiedorek


                  *                                  Director                January 23, 2004
--------------------------------------
          A. D. Frazier, Jr.

                 NAME                                  TITLE                       DATE
                 ----                                  -----                       ----


                  *                                  Director                January 23, 2004
--------------------------------------
       Patricia Albjerg Graham


                  *                                  Director                January 23, 2004
--------------------------------------
            John A. Kocur


                  *                                  Director                January 23, 2004
--------------------------------------
          George D. Lawrence


                  *                                  Director                January 23, 2004
--------------------------------------
            F. H. Merelli


                  *                                  Director                January 23, 2004
--------------------------------------
           Rodman D. Patton


                  *                                  Director                January 23, 2004
--------------------------------------
          Charles J. Pitman


                  *                                  Director                January 23, 2004
--------------------------------------
           Jay A. Precourt


 *By          /s/ ROGER B. PLANK                                             January 23, 2004
        ------------------------------
                Roger B. Plank
               Attorney-in-Fact

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


March 14, 2003


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


     As discussed above, the financial statements of Apache Corporation as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to reflect third party gathering and transportation costs as an operating cost instead of a reduction of revenues as previously reported. We audited the adjustments described in Note 1 that were applied to revise the 2001 and 2000 consolidated statement of operations. As described in Note 1, in 2002 the Company's Board of Directors approved a five percent stock dividend, and all references to number of shares and per share information in the financial statements have been adjusted to reflect the stock dividend on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2002 financial statements. Our procedures included (a) agreeing the authorization for the five percent stock dividend to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Apache Corporation other than with respect to such adjustments and the adjustments described below related to the two-for-one stock split; accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.



     Since the date of completion of our audit of the financial statements and initial issuance of our report thereon dated March 14, 2003, as described in
Note 1, the Company's Board of Directors approved a two-for-one stock split distributed in the form of a stock dividend, and all references to number of shares and per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis. As discussed above, the financial statements of Apache Corporation as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2002 financial statements. Our procedures included (a) agreeing the authorization for the two-for-one stock split to the Company's underlying records obtained from Management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Apache Corporation other than with respect to such adjustments and the adjustments described in the preceding paragraph relating to the five percent stock dividend and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.



                                          ERNST & YOUNG LLP


Houston, Texas
March 14, 2003

Except for the two-for-one stock split discussed in Note 1 and the Statement of Financial Accounting Standards No. 141 and 142 disclosure discussed in Note 1 for which the date is January 16, 2004.

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

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS


                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               2002            2001            2000
                                                           -------------   -------------   -------------
                                                           (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES AND OTHER:
  Oil and gas production revenues........................   $2,559,748      $2,822,959      $2,308,833
  Other..................................................          125         (13,568)         (6,855)
                                                            ----------      ----------      ----------
                                                             2,559,873       2,809,391       2,301,978
                                                            ----------      ----------      ----------
OPERATING EXPENSES:
  Depreciation, depletion and amortization...............      843,879         820,831         583,546
  International impairments..............................       19,600          65,000              --
  Lease operating costs..................................      462,124         404,814         253,709
  Gathering and transportation costs.....................       38,567          34,584          19,616
  Severance and other taxes..............................       63,088          69,827          59,173
  General and administrative.............................      104,588          88,710          75,615
  Financing costs:
     Interest expense....................................      155,667         178,915         168,121
     Amortization of deferred loan costs.................        1,859           2,460           2,726
     Capitalized interest................................      (40,691)        (56,749)        (62,000)
     Interest income.....................................       (4,002)         (5,864)         (2,209)
                                                            ----------      ----------      ----------
                                                             1,644,679       1,602,528       1,098,297
                                                            ----------      ----------      ----------
PREFERRED INTERESTS OF SUBSIDIARIES......................       16,224           7,609              --
                                                            ----------      ----------      ----------
INCOME BEFORE INCOME TAXES...............................      898,970       1,199,254       1,203,681
  Provision for income taxes.............................      344,641         475,855         483,086
                                                            ----------      ----------      ----------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE.............      554,329         723,399         720,595
  Cumulative effect of change in accounting principle,
     net of income tax...................................           --              --          (7,539)
                                                            ----------      ----------      ----------
NET INCOME...............................................      554,329         723,399         713,056
  Preferred stock dividends..............................       10,815          19,601          19,988
                                                            ----------      ----------      ----------
INCOME ATTRIBUTABLE TO COMMON STOCK......................   $  543,514      $  703,798      $  693,068
                                                            ==========      ==========      ==========
BASIC NET INCOME PER COMMON SHARE:
  Before change in accounting principle..................   $     1.83      $     2.44      $     2.57
  Cumulative effect of change in accounting principle....           --              --            (.03)
                                                            ----------      ----------      ----------
                                                            $     1.83      $     2.44      $     2.54
                                                            ==========      ==========      ==========
DILUTED NET INCOME PER COMMON SHARE:
  Before change in accounting principle..................   $     1.80      $     2.37      $     2.49
  Cumulative effect of change in accounting principle....           --              --            (.03)
                                                            ----------      ----------      ----------
                                                            $     1.80      $     2.37      $     2.46
                                                            ==========      ==========      ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   554,329   $   723,399   $   713,056
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................      843,879       820,831       583,546
    Provision for deferred income taxes.....................      137,672       305,214       350,703
    Amortization of deferred loan costs.....................        1,859         2,460         2,726
    International impairments...............................       19,600        65,000            --
    Cumulative effect of change in accounting principle, net
      of income tax.........................................           --            --         7,539
    Other...................................................        9,531        10,469         9,719
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    (Increase) decrease in receivables......................     (122,830)      199,160      (253,721)
    (Increase) decrease in advances to oil and gas ventures
      and other.............................................      (26,116)      (14,474)       (6,167)
    (Increase) decrease in product inventory................          717        (3,005)          722
    (Increase) decrease in deferred charges and other.......          496          (922)        5,967
    Increase (decrease) in payables.........................       32,219      (143,969)      111,841
    Increase (decrease) in accrued expenses.................      (16,595)       10,065        33,263
    Increase (decrease) in advances from gas purchasers.....      (14,574)      (13,079)      (27,850)
    Increase (decrease) in deferred credits and noncurrent
      liabilities...........................................      (39,469)      (56,149)      (13,976)
                                                              -----------   -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............    1,380,718     1,905,000     1,517,368
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (1,037,368)   (1,528,984)     (955,576)
  Acquisition of Louisiana properties.......................     (258,885)           --            --
  Acquisition of Fletcher subsidiaries, net of cash
    acquired................................................           --      (465,018)           --
  Acquisition of Repsol properties, net of cash acquired....           --      (446,933)     (118,678)
  Acquisition of Phillips properties........................           --            --      (490,250)
  Acquisition of Occidental properties......................      (11,000)      (11,000)     (321,206)
  Acquisition of Collins & Ware properties..................           --            --      (320,682)
  Proceeds from sales of oil and gas properties.............        7,043       348,296        26,271
  Proceeds from (purchase of ) short-term investments,
    net.....................................................      101,723      (103,863)           --
  Other, net................................................      (37,520)      (76,835)      (36,875)
                                                              -----------   -----------   -----------
      NET CASH USED IN INVESTING ACTIVITIES.................   (1,236,007)   (2,284,337)   (2,216,996)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................    1,467,929     2,759,740     1,125,981
  Payments on long-term debt................................   (1,553,471)   (2,733,641)     (793,531)
  Dividends paid............................................      (68,879)      (54,492)      (52,945)
  Preferred stock activity..................................           --            --        (2,613)
  Common stock activity.....................................       30,708        10,205       465,306
  Treasury stock activity, net..............................        1,991       (42,959)      (17,730)
  Cost of debt and equity transactions......................       (6,728)       (1,718)         (838)
  Proceeds from preferred interests of subsidiaries.........           --       440,654            --
                                                              -----------   -----------   -----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...     (128,450)      377,789       723,630
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       16,261        (1,548)       24,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       35,625        37,173        13,171
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    51,886   $    35,625   $    37,173
                                                              ===========   ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    51,886   $    35,625
  Receivables, net of allowance.............................      527,687       404,793
  Inventories...............................................      109,204       102,536
  Drilling advances.........................................       45,298        26,438
  Prepaid assets and other..................................       32,706        25,407
  Short-term investments....................................           --       102,950
                                                              -----------   -----------
                                                                  766,781       697,749
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
    Proved properties.......................................   12,827,459    11,390,692
    Unproved properties and properties under development,
     not being amortized....................................      656,272       839,921
  Gas gathering, transmission and processing facilities.....      784,271       748,675
  Other.....................................................      194,685       168,915
                                                              -----------   -----------
                                                               14,462,687    13,148,203
  Less: Accumulated depreciation, depletion and
    amortization............................................   (5,997,102)   (5,135,131)
                                                              -----------   -----------
                                                                8,465,585     8,013,072
                                                              -----------   -----------
OTHER ASSETS:
  Goodwill, net.............................................      189,252       188,812
  Deferred charges and other................................       38,233        34,023
                                                              -----------   -----------
                                                              $ 9,459,851   $ 8,933,656
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   214,288   $   179,778
  Accrued operating expense.................................       47,382        50,584
  Accrued exploration and development.......................      146,871       175,943
  Accrued compensation and benefits.........................       32,680        30,947
  Accrued interest..........................................       30,880        28,592
  Accrued income taxes......................................       44,256        40,030
  Other.....................................................       15,878        16,584
                                                              -----------   -----------
                                                                  532,235       522,458
                                                              -----------   -----------
LONG-TERM DEBT..............................................    2,158,815     2,244,357
                                                              -----------   -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................    1,120,609       991,723
  Advances from gas purchasers..............................      125,453       140,027
  Oil and gas derivative instruments........................        3,507            --
  Other.....................................................      158,326       175,925
                                                              -----------   -----------
                                                                1,407,895     1,307,675
                                                              -----------   -----------
PREFERRED INTERESTS OF SUBSIDIARIES.........................      436,626       440,683
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
    authorized --
    Series B, 5.68% Cumulative Preferred Stock, 100,000
     shares issued and outstanding..........................       98,387        98,387
    Series C, 6.5% Conversion Preferred Stock, 138,482
     shares issued and outstanding for 2001.................           --       208,207
  Common stock, $0.625 par, 430,000,000 shares authorized,
    310,929,080 and 296,460,766 shares issued,
    respectively............................................      194,331       185,288
  Paid-in capital...........................................    3,427,450     2,803,825
  Retained earnings.........................................    1,427,607     1,336,478
  Treasury stock, at cost, 8,422,656 and 8,544,090 shares,
    respectively............................................     (110,559)     (111,885)
  Accumulated other comprehensive loss......................     (112,936)     (101,817)
                                                              -----------   -----------
                                                                4,924,280     4,418,483
                                                              -----------   -----------
                                                              $ 9,459,851   $ 8,933,656
                                                              ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                SERIES B    SERIES C
                                                COMPREHENSIVE   PREFERRED   PREFERRED    COMMON     PAID-IN      RETAINED
                                                   INCOME         STOCK       STOCK      STOCK      CAPITAL      EARNINGS
                                                -------------   ---------   ---------   --------   ----------   ----------
                                                                              (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999..................                   $98,387    $ 210,490   $168,057   $1,694,474   $  558,721
  Comprehensive income (loss):
    Net income................................    $713,056            --           --        --            --      713,056
    Currency translation adjustments..........     (31,389)           --           --        --            --           --
    Marketable securities.....................        (397)           --           --        --            --           --
                                                  --------
  Comprehensive income........................    $681,270
                                                  ========
  Cash dividends:
    Preferred.................................                        --           --        --            --      (19,658)
    Common ($.09 per share)...................                        --           --        --            --      (25,258)
  Preferred stock repurchased.................                        --       (2,283)       --            --         (330)
  Common shares issued........................                        --           --    14,579       453,771           --
  Treasury shares purchased, net..............                        --           --        --           428           --
                                                                 -------    ---------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 2000..................                    98,387      208,207   182,636     2,148,673    1,226,531
  Comprehensive income (loss):
    Net income................................    $723,399            --           --        --            --      723,399
    Currency translation adjustments..........     (74,028)           --           --        --            --           --
    Commodity hedges..........................      12,136            --           --        --            --           --
    Marketable securities.....................         307            --           --        --            --           --
                                                  --------
  Comprehensive income........................    $661,814
                                                  ========
  Cash dividends:
    Preferred.................................                        --           --        --            --      (19,601)
    Common ($.17 per share)...................                        --           --        --            --      (48,980)
  Ten percent common stock dividend...........                        --           --        --       544,848     (544,871)
  Common shares issued........................                        --           --     2,652       109,086           --
  Treasury shares purchased, net..............                        --           --        --         1,218           --
                                                                 -------    ---------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 2001..................                    98,387      208,207   185,288     2,803,825    1,336,478
  Comprehensive income (loss):
    Net income................................    $554,329            --           --        --            --      554,329
    Currency translation adjustments..........       5,328            --           --        --            --           --
    Commodity hedges..........................     (16,322)           --           --        --            --           --
    Marketable securities.....................        (125)           --           --        --            --           --
                                                  --------
  Comprehensive income........................    $543,210
                                                  ========
  Cash dividends:
    Preferred.................................                        --           --        --            --      (10,815)
    Common ($.19 per share)...................                        --           --        --            --      (56,565)
  Five percent common stock dividend..........                        --           --        --       395,820     (395,820)
  Common shares issued........................                        --           --     1,240        26,044           --
  Conversion of Series C Preferred Stock......                        --     (208,207)    7,803       200,404           --
  Treasury shares issued, net.................                        --           --        --           666           --
  Other.......................................                        --           --        --           691           --
                                                                 -------    ---------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 2002..................                   $98,387    $      --   $194,331   $3,427,450   $1,427,607
                                                                 =======    =========   ========   ==========   ==========
                                                             ACCUMULATED
                                                                OTHER           TOTAL
                                                TREASURY    COMPREHENSIVE   SHAREHOLDERS'
                                                  STOCK     INCOME (LOSS)      EQUITY
                                                ---------   -------------   -------------
                                                             (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999..................  $ (52,256)    $  (8,446)     $2,669,427
  Comprehensive income (loss):
    Net income................................         --            --         713,056
    Currency translation adjustments..........         --       (31,389)        (31,389)
    Marketable securities.....................         --          (397)           (397)
  Comprehensive income........................
  Cash dividends:
    Preferred.................................         --            --         (19,658)
    Common ($.09 per share)...................         --            --         (25,258)
  Preferred stock repurchased.................         --            --          (2,613)
  Common shares issued........................         --            --         468,350
  Treasury shares purchased, net..............    (17,306)           --         (16,878)
                                                ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2000..................    (69,562)      (40,232)      3,754,640
  Comprehensive income (loss):
    Net income................................         --            --         723,399
    Currency translation adjustments..........         --       (74,028)        (74,028)
    Commodity hedges..........................         --        12,136          12,136
    Marketable securities.....................         --           307             307
  Comprehensive income........................
  Cash dividends:
    Preferred.................................         --            --         (19,601)
    Common ($.17 per share)...................         --            --         (48,980)
  Ten percent common stock dividend...........         --            --             (23)
  Common shares issued........................         --            --         111,738
  Treasury shares purchased, net..............    (42,323)           --         (41,105)
                                                ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2001..................   (111,885)     (101,817)      4,418,483
  Comprehensive income (loss):
    Net income................................         --            --         554,329
    Currency translation adjustments..........         --         5,328           5,328
    Commodity hedges..........................         --       (16,322)        (16,322)
    Marketable securities.....................         --          (125)           (125)
  Comprehensive income........................
  Cash dividends:
    Preferred.................................         --            --         (10,815)
    Common ($.19 per share)...................         --            --         (56,565)
  Five percent common stock dividend..........         --            --              --
  Common shares issued........................         --            --          27,284
  Conversion of Series C Preferred Stock......         --            --              --
  Treasury shares issued, net.................      1,326            --           1,992
  Other.......................................         --            --             691
                                                ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2002..................  $(110,559)    $(112,936)     $4,924,280
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


     Stock Split -- On September 11, 2003, the Company's board of directors declared a two-for-one common stock split which was distributed on January 14, 2004 to shareholders of record on December 31, 2003.


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


     All share and per share information in these financial statements and notes thereto have been restated to reflect both the 10 percent and five percent stock dividends, and the two-for-one stock split.



     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company consolidates all investments in which the Company, either through direct or indirect ownership, has more than a 50 percent voting interest. The Company's interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated, including Apache Offshore Investment Partnership.


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

                      APACHE CORPORATION AND SUBSIDIARIES

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


     Marketable Securities -- The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in debt securities classified as "held to maturity" are recorded at amortized cost. Investments in debt and equity securities classified as "available for sale" are recorded at fair value with unrealized gains and losses recognized in other comprehensive income, net of income taxes. The Company utilizes the average-cost method in computing realized gains and losses, which are included in Revenues and Other in the consolidated statements of operations.


     Inventories -- Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted-average cost or market, and oil produced but not sold, stated at the lower of cost (a combination of production costs and depreciation, depletion and amortization (DD&A) expense) or market.


     Property and Equipment -- The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Historically, total capitalized internal costs in any given year have not been material to total oil and gas costs capitalized in such year. Exclusive of field-level costs, Apache capitalized $22 million, $20 million and $23 million of these internal costs in 2002, 2001 and 2000, respectively. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.



     Apache computes the DD&A of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved properties are excluded from the amortizable base until evaluated. The cost of exploratory dry wells is transferred to proved properties and thus subject to amortization immediately upon determination that a well is dry in those countries where proved reserves exist. In countries where the Company has not booked proved reserves, all costs associated with a prospect or play are considered quarterly for impairment upon full evaluation of such prospect or play. This evaluation considers among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. Geological and geophysical (G&G) costs are recorded in Proved Property and therefore subject to amortization as incurred in mature basins. In exploration areas, G&G costs are capitalized in Unproved Property and evaluated as part of the total capitalized costs associated with a prospect or play. Future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values, are added to the amortizable base. These future costs are generally estimated by engineers employed by Apache. Beginning in 2003, Apache changed its method of accounting for dismantlement, restoration and abandonment costs (see Note 2.)



     In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at

                      APACHE CORPORATION AND SUBSIDIARIES
which the legislation, under its provisions, could be repealed. To date, the Canadian provincial governments have not indicated an intention to repeal this legislation. Please see Note 15 "Future Net Cash Flows" for a discussion on calculation of estimated future net cash flows.


     Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.


     Unproved properties are assessed quarterly for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to proved properties. Unproved properties that are individually insignificant are generally amortized over an average holding period. For international operations where a reserve base has not yet been established, the impairment is charged to earnings. During 2002, the Company recorded approximately $20 million ($12 million after tax) in impairments of unproved property costs in Poland. The Company will continue to evaluate its operations in Poland, which may result in additional impairments in 2003. During 2001, the Company recorded a $65 million ($41 million after tax) impairment of unproved property costs in China and Poland.



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



     Should such a change be required, the amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible undeveloped mineral interest" was $9 million and $78 million as of December 31, 2001 and December 31, 2002, respectively. The amounts related to business combinations and major asset purchases after June 30, 2001 that would be classified as "intangible developed mineral interest" was $88 million and $332 million as of December 31, 2001 and December 31, 2002, respectively. Intangible developed mineral interest amounts are presented net of accumulated depletion, depreciation and amortization (DD&A). Accumulated DD&A was estimated using historical depletion rates applied proportionately to the costs of the acquisitions to be classified as "intangible developed mineral interest". The amounts noted above only include mineral rights acquired in business combinations or major asset purchases, and exclude those acquired individually or in groups as we have not historically tracked these in this manner. The Company has also not historically tracked the amount of mineral rights in the proved property balances related to producing leases or relinquished leases. We are currently identifying a methodology to do so for transactions subsequent to June 30, 2001.

                      APACHE CORPORATION AND SUBSIDIARIES

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


     Goodwill -- The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17 "Intangible Assets." As a result of this pronouncement, goodwill is no longer subject to amortization. Rather, goodwill of each reporting unit is tested for impairment on an annual basis, or more frequently if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. Goodwill totaled $189 million at December 31, 2002, representing the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher Challenge Energy (Fletcher) and Repsol YPF (Repsol) acquisitions, adjusted for currency fluctuations. Approximately $103 million and $86 million of goodwill was recorded in Canada and Egypt, respectively, because Apache deemed the geographic areas to be the reporting unit. Apache has recognized no impairment of goodwill as of December 31, 2002. Had the principles of SFAS No. 142 been applied to prior years, goodwill amortization of $7 million ($4 million after tax) expensed during 2001 would not have been incurred. Income attributable to common stock for the comparative period, adjusted to exclude the effect of goodwill amortization, would have increased diluted earnings per share by $.01.


     Accounts Payable -- Included in accounts payable at both December 31, 2002 and 2001, are liabilities of approximately $37 million representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.


     Revenue Recognition -- Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Apache uses the sales method of accounting for gas production imbalances. Apache uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. In both years ended December 31, 2002 and 2001, the Company recorded liabilities of $4 million for gas imbalances, which are reflected in other non-

                      APACHE CORPORATION AND SUBSIDIARIES
current liabilities. No receivables are recorded for those wells where Apache has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas reserves and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of Apache's proved gas reserves at December 31, 2002, 2001 and 2000. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.


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

     Derivative Instruments and Hedging Activities -- Apache periodically enters into commodity derivative contracts to manage its exposure to oil and gas price volatility. Commodity derivative contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivative contracts are based, reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

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


     Income Taxes -- Oil and gas exploration and production is a global business. As a result, Apache is subject to taxation on our income in numerous jurisdictions. The Company records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in its financial statements and tax returns. Apache routinely assesses the realizability of its deferred tax assets. If the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. The Company considers future taxable income in making such assessments. Numerous judgments and assumptions are

                      APACHE CORPORATION AND SUBSIDIARIES
inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

     Earnings from Apache's international operations are permanently reinvested; therefore, the Company does not recognize deferred taxes on the unremitted earnings of its international subsidiaries. If it becomes apparent that some or all of the unremitted earnings will be remitted, the Company would then reflect taxes on those earnings.


     In respect to the U.S. dollar denominated debt issued by our Canadian subsidiaries, the Company believes any deferred tax asset generated because of fluctuations in the U.S./Canadian dollar exchange rates is not realizable and, consequently, no deferred tax asset should be recognized. Any potential future deferred tax liabilities will be recognized as appropriate.



     Foreign Currency Translation -- The U.S. dollar has been determined to be the functional currency for each of Apache's international operations. The functional currency is determined country-by-country based on relevant facts and circumstances of the cash flows, commodity pricing environment, and financing arrangements in each country. In light of the continuing transformation of the U.S. and Canadian energy markets into a single energy market, the Company adopted the U.S. dollar as the functional currency in Canada, effective October 1, 2002. Prior to this, the Canadian subsidiaries' functional currency was the Canadian dollar. Translation adjustments resulting from translating the Canadian subsidiaries' foreign currency financial statements into U.S. dollar equivalents were reported separately and accumulated in other comprehensive income. Some of the Company's Canadian subsidiaries had intercompany debt denominated in U.S. dollars. Prior to conversion, these transactions were long-term investments, and therefore, foreign currency gains and losses were recognized in other comprehensive income. Transaction gains and losses are recognized in Revenues and Other. Currency translation adjustments held in other comprehensive income on the balance sheet will remain there indefinitely unless there is a substantially complete liquidation of the Company's Canadian operations.


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

                      APACHE CORPORATION AND SUBSIDIARIES

Stock-Based Compensation," as amended, to stock-based employee compensation for the Stock Option Plans, the Performance Plan, and the Share Appreciation Plan.


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Income attributable to Common Stock, as reported.....  $543,514    $703,798    $693,068
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax
  effects............................................       751          --          --
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards (see Note 9), net of related tax
  effects............................................   (20,494)    (22,463)    (13,212)
                                                       --------    --------    --------
Pro forma Income Attributable to Common Stock........  $523,771    $681,335    $679,856
                                                       ========    ========    ========
Net Income per Common Share:
  Basic:
     As reported.....................................  $   1.83    $   2.44    $   2.54
     Pro forma.......................................  $   1.76    $   2.37    $   2.49
  Diluted:
     As reported.....................................  $   1.80    $   2.37    $   2.46
     Pro forma.......................................  $   1.74    $   2.29    $   2.41


     The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Apache evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of its financial statements. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see Note 15).

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

     Reclassifications -- To comply with the consensus reached on Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," third party gathering and transportation costs have

                      APACHE CORPORATION AND SUBSIDIARIES
been reported as an operating cost instead of a reduction of revenues as previously reported. Reclassifications have been made to reflect this change in prior period statements of consolidated operations.


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


     Effective January 1, 2003, the Company adopted SFAS No. 143 which will result in an increase to net oil and gas properties of $410 million and additional liabilities related to asset retirement obligations of $369 million. These entries reflect the asset retirement obligation of Apache had the provisions of SFAS No. 143 been applied since inception. This will result in a non-cash cumulative-effect increase to earnings of $27 million ($41 million pretax). The cumulative increase to earnings did not take into consideration potential impacts of adopting SFAS 143 on previous full-cost property impairment tests. SFAS 143 is silent with respect to whether prior period ceiling tests should be reflected in the implementation entry calculation and Management believes that any impairment on the properties should only be reflected for future periods. A ceiling test calculation, however, was performed at the end of each reporting period subsequent to the adoption of this statement and no impairment was necessary. The cumulative increase to earnings did not take into consideration potential impacts of adopting SFAS No. 143 on previous full-cost property impairment tests. Management chose not to re-calculate historical full-cost impairment tests upon adoption even though historical oil and gas property balances would have been higher had we applied the provisions of the statement. Management believes this approach is appropriate because SFAS No. 143 is silent on this issue and was not effective during the prior impairment test periods. Had we re-calculated the historical full-cost impairment tests and included the impact as a component of the cumulative effect of adoption, the ultimate gain recognized would have potentially been reduced. A ceiling test calculation, however, was performed upon adoption and at the end of each reporting period subsequent to adoption of this statement and no impairment was necessary.



     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted this pronouncement upon the FASB's issuance and the implementation had no impact on the consolidated financial statements.



     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur, receive a majority of the

                      APACHE CORPORATION AND SUBSIDIARIES
entity's expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable interest owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also effective for the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a company holds a variable interest that is acquired before February 1, 2003. The guidance regarding this interpretation is extremely complex and, although we do not believe we have an interest in a VIE, the Company continues to assess the impact, if any, this interpretation will have on the Company's consolidated financial statements.



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


     In March 2001, Apache completed the acquisition of subsidiaries of Fletcher for approximately $465 million in cash and 1.9 million (3.8 million shares adjusted for the two-for-one stock split) restricted shares of Apache common stock issued to Shell Overseas Holdings (valued at $52.85 per share ($26.43 per share adjusted for the two-for-one stock split)), subject to normal post closing adjustments. The transaction included properties located primarily in Canada's Western Sedimentary Basin. Estimated proved reserves totaled 120.8 MMboe as of the acquisition date. Apache assumed a liability of $103 million representing the fair value of derivative instruments and fixed-price commodity contracts entered into by Fletcher.


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

                      APACHE CORPORATION AND SUBSIDIARIES

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


The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Fletcher and Repsol transactions occurred on January 1, 2001, and the Collins & Ware, Occidental and Phillips acquisitions occurred on January 1, 2000. The pro forma information includes only

                      APACHE CORPORATION AND SUBSIDIARIES
significant acquisitions and numerous assumptions, and is not necessarily indicative of future results of operations:



                                              FOR THE YEAR ENDED DECEMBER 31, 2000
                                       ---------------------------------------------------
                                                 2001                       2000
                                       ------------------------   ------------------------
                                       AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                       -----------   ----------   -----------   ----------
(UNAUDITED)                               (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Revenues.............................  $2,809,391    $2,916,346   $2,301,978    $3,090,248
Net income...........................     723,399       748,976      713,056       908,974
Preferred stock dividends............      19,601        19,601       19,988        19,988
Income attributable to common
  stock..............................     703,798       729,375      693,068       888,986
Net income per common share:
  Basic..............................  $     2.44    $     2.52   $     2.54    $     3.08
  Diluted............................        2.37          2.45         2.46          2.98
Average common shares outstanding....     288,014       288,900      272,530       288,810


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

                      APACHE CORPORATION AND SUBSIDIARIES

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

     Apache 2002 Derivative Activity -- As part of the South Louisiana properties acquired in December 2002, Apache entered into, and designated as a cash flow hedge, natural gas option agreements to establish floor and ceiling prices on anticipated future natural gas production. As of December 31, 2002, the Company had the following natural gas volumes hedged through natural gas options:

                           TOTAL        WEIGHTED        FAIR VALUE
  PRODUCTION   OPTION     VOLUMES        AVERAGE          ASSET/
    PERIOD      TYPE      (MMBTU)     FLOOR/CEILING    (LIABILITY)
  ----------   -------   ----------   -------------   --------------
                                                      (IN THOUSANDS)
     2003      Collars   13,750,000    $3.50/6.09        $  (859)
     2004      Collars   18,300,000     3.25/5.81         (1,921)
     2005      Collars    9,050,000     3.25/5.20           (727)

     The fair value of derivative assets and liabilities recorded for the Company's hedging activity represents the market value of the natural gas options as of December 31, 2002. The hedging activity had no impact on natural gas revenues during 2002. There was no material ineffectiveness associated with the cash flow hedges during the period the options were outstanding.


     2001 Unwind -- Prior to Apache's derivative activity during 2002, the Company had historically entered into derivative positions divided into three general categories: (1) Apache's hedging activity, (2) derivatives assumed in acquisitions (Acquired Contracts), and (3) advances from gas purchasers. Driven by the uncertainty of how the collapse of Enron Corp. could have impacted the derivative markets, Apache closed all of its derivative positions and certain fixed-price physical contracts during October and November 2001, receiving proceeds of approximately $62 million (referred to as the "Unwind").


     Upon adoption of SFAS No. 133 on January 1, 2001, or as of the acquisition date in the case of the Acquired Contracts, the fair value of Apache's derivative instruments was:

                                        APACHE HEDGING          ACQUIRED        ADVANCES FROM GAS
                                           ACTIVITY            CONTRACTS            PURCHASER
                                       (JANUARY 1, 2001)   (ACQUISITION DATE)   (JANUARY 1, 2001)
                                       -----------------   ------------------   -----------------
                                                             (IN THOUSANDS)
Commodity derivatives instruments....      $(116,229)          $ (98,557)           $ 121,453
Fixed-price physical contracts.......             --             (14,085)            (121,453)
                                           ---------           ---------            ---------
                                           $(116,229)          $(112,642)           $      --
                                           =========           =========            =========


     At the time SFAS 133 was implemented, natural gas prices were approaching record highs. Although Apache was realizing higher prices on its un-hedged production, the fair value of the Company's cash flow hedges was out-of-the-money by approximately $116 million ($71 million, net of income tax). This unrealized loss was reflected as a charge to other comprehensive income. Throughout the year, commodity prices were trending downward. As a result, Apache realized only $40 million of this loss during the year. In connection with the Unwind, the Company closed out the rest of these open positions and received cash proceeds of $8 million. These proceeds will be recognized in earnings as the original hedged production occurs. As of December 31, 2002, $3 million remains to be recognized in 2003.


     The Company also uses long-term, fixed-price physical contracts to lock in a portion of its natural gas production at a given price. In the Unwind, the Company received approximately $13 million to terminate

                      APACHE CORPORATION AND SUBSIDIARIES
contracts with certain counterparties. Since the Company has no continuing performance obligations under the contracts, the amount was recognized as a gain in Revenues and Other in 2001.


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

     Apache 2003 Derivative Activity -- Subsequent to year end and in conjunction with the BP acquisition, Apache entered into several derivative transactions in order to preserve the Company's financial position in a period of cyclically high gas and oil prices. The Company entered into the following natural gas and crude oil fixed-price swaps:

   NATURAL GAS FIXED-PRICE SWAPS (NYMEX)      CRUDE OIL FIXED-PRICE SWAPS (NYMEX)
  ---------------------------------------   ----------------------------------------
  PRODUCTION  TOTAL VOLUMES     AVERAGE     PRODUCTION   TOTAL VOLUMES     AVERAGE
    PERIOD       (MMBTU)      FIXED PRICE     PERIOD       (BARRELS)     FIXED PRICE
  ----------  -------------   -----------   ----------   -------------   -----------
     2003      61,675,000        $5.19         2003       16,700,000       $26.59
     2004      51,240,000         4.52         2004        1,550,000        26.59

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

   CRUDE OIL FIXED-PRICE PHYSICAL CONTRACTS (BRENT)
  --------------------------------------------------
  PRODUCTION        TOTAL VOLUMES          AVERAGE
    PERIOD             (MMBTU)           FIXED PRICE
  ----------        -------------        -----------
     2003             8,350,000            $25.32
     2004            14,175,000             22.24


5.  SHORT-TERM INVESTMENTS


     In August 2001, Apache purchased $116 million in U.S. Government Agency Notes. The Company subsequently sold $13 million of the notes in 2001. Of the remaining balance, $17 million were designated as "available for sale" securities and were sold for approximately $17 million in January 2002. Approximately

                      APACHE CORPORATION AND SUBSIDIARIES

$86 million were designated as "held to maturity" and carried at amortized cost. These notes paid interest at rates from 6.25 percent to 6.375 percent and matured on October 15, 2002.


6.  DEBT


  LONG-TERM DEBT


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Apache:
  Money market lines of credit..............................  $    8,900   $    1,600
  Global credit facility -- U.S. ...........................          --      100,000
  Commercial paper..........................................     271,400      530,700
  9.25-percent notes due 2002, net of discount..............          --       99,974
  6.25-percent debentures due 2012, net of discount.........     397,307           --
  7-percent notes due 2018, net of discount.................     148,446      148,391
  7.625-percent notes due 2019, net of discount.............     149,134      149,109
  7.7-percent notes due 2026, net of discount...............      99,660       99,655
  7.95-percent notes due 2026, net of discount..............     178,614      178,595
  7.375-percent debentures due 2047, net of discount........     148,009      148,003
  7.625-percent debentures due 2096, net of discount........     149,175      149,175
                                                              ----------   ----------
                                                               1,550,645    1,605,202
                                                              ----------   ----------
Subsidiary and other obligations:
  Money market lines of credit..............................          --        1,196
  Global credit facility -- Canada..........................          --       30,000
  Fletcher notes............................................       5,356        5,356
  Apache Finance Australia 6.5-percent notes due 2007, net
     of discount............................................     169,260      169,137
  Apache Finance Australia 7-percent notes due 2009, net of
     discount...............................................      99,535       99,478
  Apache Finance Canada 7.75-percent notes due 2029, net of
     discount...............................................     297,019      296,988
  Apache Clearwater notes due 2003..........................      37,000       37,000
                                                              ----------   ----------
                                                                 608,170      639,155
                                                              ----------   ----------
Total debt..................................................   2,158,815    2,244,357
Less: current maturities....................................          --           --
                                                              ----------   ----------
Long-term debt..............................................  $2,158,815   $2,244,357
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

                      APACHE CORPORATION AND SUBSIDIARIES

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

     The notes issued by Apache Finance Pty Ltd (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are irrevocably and unconditionally guaranteed by Apache and, in the case of Apache Finance Australia, by Apache North America, Inc., an indirect wholly-owned subsidiary of the Company. Under certain conditions related to changes in relevant tax laws, Apache Finance Australia and Apache Finance Canada have the right to redeem the notes prior to maturity. In the case of the 6.5-percent

                      APACHE CORPORATION AND SUBSIDIARIES
notes, Apache Finance Australia may also redeem the notes at its option subject to a make-whole premium (see Note 17).

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

  AGGREGATE MATURITIES OF DEBT

                                                              (IN THOUSANDS)
2003........................................................    $       --
2004........................................................            --
2005........................................................           830
2006........................................................           274
2007........................................................       489,559
Thereafter..................................................     1,668,152
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


7.  INCOME TAXES


     Income before income taxes is composed of the following:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      2002        2001         2000
                                                    --------   ----------   ----------
                                                              (IN THOUSANDS)
United States.....................................  $286,840   $  605,392   $  654,136
Foreign...........................................   612,130      593,862      549,545
                                                    --------   ----------   ----------
  Total...........................................  $898,970   $1,199,254   $1,203,681
                                                    ========   ==========   ==========

                      APACHE CORPORATION AND SUBSIDIARIES

     The total provision for income taxes consists of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Current taxes:
  Federal............................................  $ 25,657    $ 19,054    $ 12,000
  State..............................................     1,564       4,995          --
  Foreign............................................   179,748     146,592     120,383
Deferred taxes.......................................   137,672     305,214     350,703
                                                       --------    --------    --------
  Total..............................................  $344,641    $475,855    $483,086
                                                       ========    ========    ========

     A reconciliation of the U.S. federal statutory income tax amounts to the effective amounts is shown below:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Statutory income tax.................................  $314,639    $419,739    $421,288
State income tax, less federal benefit...............     7,171      15,135       9,650
Effect of foreign operations.........................    35,283      38,890      52,354
Realized tax basis in investment.....................   (16,321)     (1,350)         --
All other, net.......................................     3,869       3,441        (206)
                                                       --------    --------    --------
                                                       $344,641    $475,855    $483,086
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

     These advance payments have been classified as advances from gas purchasers and are being recognized in oil and gas production revenues as gas is delivered to the purchasers under the terms of the contracts. At December 31, 2002 and 2001, advances of $125 and $140 million, respectively, were outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, plus or minus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on a rate of eight percent .

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


9. CAPITAL STOCK



     The following shares have been restated to reflect the 10 percent and five percent stock dividends, and two-for-one stock split as discussed in Note 1 of these financial statements.


  COMMON STOCK OUTSTANDING


                                                   2002          2001          2000
                                                -----------   -----------   -----------
Balance, beginning of year....................  287,916,676   285,596,268   263,331,832
Treasury shares issued (acquired), net........      121,432    (1,923,564)   (1,061,398)
Shares issued for:
  Public offering(1)(4).......................           --            --    21,252,000
  Acquisition of Fletcher subsidiaries(2).....           --     3,796,550            --
  Conversion of Series C Preferred Stock(3)...   13,109,730            --            --
  Stock option plans..........................    1,358,586       484,940     2,073,834
  Fractional shares repurchased...............           --       (37,518)           --
                                                -----------   -----------   -----------
Balance, end of year..........................  302,506,424   287,916,676   285,596,268
                                                ===========   ===========   ===========


---------------


(1) In August 2000, Apache completed a public offering of 21.3 million shares of common stock, including 2.8 million shares for the underwriters' over-allotment option, for net proceeds of $434 million.



(2) In March 2001, Apache issued to Shell Overseas Holdings 3.8 million restricted shares for net proceeds of $100 million in connection with the Fletcher acquisition.



(3) On May 15, 2002, we completed the mandatory conversion of our Series C preferred stock into approximately 13.1 million common shares.



(4) On January 22, 2003, in conjunction with the BP transaction, we completed a public offering of 19.8 million shares of common stock, including 2.6 million shares for the underwriters' over-allotment option, raising net proceeds of $554 million.

                      APACHE CORPORATION AND SUBSIDIARIES

     Net Income Per Common Share -- A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2002, 2001 and 2000 is presented in the table below:


                                      2002                             2001                             2000
                         ------------------------------   ------------------------------   ------------------------------
                          INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE
                         --------   -------   ---------   --------   -------   ---------   --------   -------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
  Income attributable
    to common stock....  $543,514   297,234     $1.83     $703,798   288,014     $2.44     $693,068   272,530     $2.54
                                                =====                            =====                            =====
EFFECT OF DILUTIVE
  SECURITIES:
  Stock options and
    other..............        --     2,566                     --     2,122                     --     2,418
  Series C Preferred
    Stock..............     5,149     4,812                 13,952    13,110                 14,307    13,146
                         --------   -------               --------   -------               --------   -------
DILUTED:
  Income attributable
    to common stock,
    including assumed
    conversions........  $548,663   304,612     $1.80     $717,750   303,246     $2.37     $707,375   288,094     $2.46
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


     The 2000 Stock Option Plan also permits the company to issue options with a reload provision, which has been included in certain options granted to officers and certain key employees of the Company. Options with reload provisions vest over two years, in equal installments every six months. The reload provision permits the granting of new options for shares with a current market value equal to any portion of the original option exercise price, or withholding taxes due on the exercise of the original option, paid by the optionee by means of the transfer or attestation of ownership of shares of the company's common stock or units in the company's Deferred Delivery Plan (if the income from the exercise is to be deferred into that plan). The Deferred Delivery Plan allows the executive officers and certain key employees of the company to defer the receipt of income from equity compensation plans such as the Company's Stock Option Plans. The new option granted as a reload vests after six months, expiring on the same date as the original option.


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

                      APACHE CORPORATION AND SUBSIDIARIES

     A summary of the status of the plans described above as of December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):


                                      2002                2001                 2000
                                -----------------   -----------------   ------------------
                                         WEIGHTED            WEIGHTED             WEIGHTED
                                SHARES   AVERAGE    SHARES   AVERAGE    SHARES    AVERAGE
                                UNDER    EXERCISE   UNDER    EXERCISE    UNDER    EXERCISE
                                OPTION    PRICE     OPTION    PRICE     OPTION     PRICE
                                ------   --------   ------   --------   -------   --------
Outstanding, beginning of
  year........................  11,544    $17.62    10,354    $15.76     10,956    $14.12
Granted.......................   1,786     27.99     2,402     24.95      2,042     21.50
Exercised.....................  (1,544)    14.88      (596)    13.66     (2,220)    12.89
Forfeited.....................    (458)    20.21      (616)    18.79       (424)    16.46
                                ------              ------              -------
Outstanding, end of year(1)...  11,328     19.53    11,544     17.62     10,354     15.76
                                ======              ======              =======
Exercisable, end of year......   5,730     17.25     5,156     15.34      3,558     13.48
                                ======              ======              =======
Available for grant, end of
  year........................   1,068               2,558                3,414
                                ======              ======              =======
Weighted average fair value of
  options granted during the
  year(2).....................  $10.14              $10.44              $  9.03
                                ======              ======              =======


---------------


(1) Includes 220,608, 285,862 and 329,176 shares as of December 31, 2002, 2001 and 2000, respectively, issuable under stock options assumed by Apache in connection with the 1996 acquisition of The Phoenix Resource Companies, Inc.


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


     The following table summarizes information about stock options covered by the plans described above that are outstanding at December 31, 2002 (shares in thousands):



                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  ------------------------------------   ----------------------
                                   NUMBER OF     WEIGHTED                 NUMBER OF
                                    SHARES        AVERAGE     WEIGHTED     SHARES      WEIGHTED
                                     UNDER       REMAINING    AVERAGE       UNDER      AVERAGE
                                  OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES            OPTIONS        LIFE        PRICE       OPTIONS      PRICE
------------------------          -----------   -----------   --------   -----------   --------
$ 7.36 - $14.72................      2,562         4.55        $12.91       2,284       $12.80
 14.78 -  15.59................      2,596         4.48         15.25         982        15.15
 15.75 -  23.10................      2,280         7.06         20.10       1,392        19.95
 23.81 -  28.05................      3,890         8.77         26.41       1,072        25.13
                                    ------                                  -----
                                    11,328                                  5,730
                                    ======                                  =====



     Share Appreciation Plan -- In October 2000, the Company adopted the Share Appreciation Plan under which grants were made to the Company's officers and substantially all full-time employees. The Share Appreciation Plan provides for issuance of up to an aggregate of 8.08 million shares of Apache common stock, based on attainment of one or more of three share price goals (the Share Price Goals) and/or a separate production goal (the Production Goal). Generally, shares will be issued in three installments over 24 months after achievement of each goal. When and if the goals are achieved, the Company will recognize compensation

                      APACHE CORPORATION AND SUBSIDIARIES
expense over the 24-month vesting period equal to the value of the stock on the date the particular goal is achieved. The shares of Apache common stock contingently issuable under the Share Appreciation Plan will be excluded from the computation of income per common share until the stated goals are met.


     The Share Price Goals were based on achieving a share price of $87, $104, and $156 per share before January 1, 2005 (subject to a meeting of the stock option plan committee of the board of directors in February 2004 to take into consideration an adjustment for the two-for-one stock split). A summary of the number of shares contingently issuable under the Share Price Goals as of December 31, 2002, 2001 and 2000 is presented in the table below (shares in thousands):



                                                                SHARES SUBJECT TO
                                                                CONDITIONAL GRANTS
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Outstanding, beginning of year.............................   6,390    5,764       --
Granted....................................................     436    1,294    5,764
Forfeited..................................................    (592)    (668)      --
                                                             ------   ------   ------
Outstanding, end of year(1)................................   6,234    6,390    5,764
                                                             ======   ======   ======
Exercisable, end of year...................................      --       --       --
                                                             ======   ======   ======
Weighted average fair value of conditional grants --
  Share Price Goals(2).....................................  $ 7.98   $ 9.31   $17.43
                                                             ======   ======   ======


---------------


(1) Represents shares issuable upon attainment of the per share price goals (assuming an adjustment by the stock option plan committee to approximately $43.50, $52, and $78 per share) of 1,351,792 shares, 3,381,050 shares and
    1,501,398 shares, respectively, in 2002 and 1,386,268 shares, 3,464,788 shares and 1,539,794 shares, respectively, in 2001 and 1,252,020 shares, 3,125,430 shares and 1,388,310 shares, respectively, in 2000.


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


     The Production Goal will be attained if and when the Company's average daily production equals or exceeds .6666 barrels of oil equivalent per diluted share (calculated on an annualized basis) during any fiscal quarter ending before January 1, 2005. Such level of production was approximately twice the Company's level of production at the time the Share Appreciation Plan was adopted. Shares issuable in connection with the Production Goal will be a number of shares of the Company's common stock equal to (a) 37.5 percent, 75 percent or 150 percent of a participant's annual base salary (at the time of attainment), as applicable, divided by (b) the average daily per share closing price of the Company's common stock for the fiscal quarter during which the Production Goal is attained.



     In 2001, the Company modified the Stock Option Plans, 1996 Performance Stock Option Plan and 2000 Share Appreciation Plan to allow for immediate vesting upon a change in control of ownership. This modification did not require recognition of any compensation expense.



     In December 1998, the Company entered into a conditional stock grant agreement with an executive of the Company which would award up to 230,992 shares of the Company's common stock in five annual installments. Each installment has a five-year vesting period, 40 percent of the conditional grants will be paid in cash at the market value of the stock on the date of payment and the balance (138,594 shares) will be issued in Apache common stock. In 2001, the Company modified the conditional stock grant agreement to allow for immediate vesting upon a change in control of ownership. This modification did not require recognition of any compensation expense.

                      APACHE CORPORATION AND SUBSIDIARIES

     In May 2002, Apache's board of directors approved an executive restricted stock plan for all executive officers and certain key employees in lieu of stock options. During the year, the Company awarded 229,950 restricted shares that are subject to ratable vesting over four years. The value of the stock issued was established by the market price on the date of grant and will be recorded as compensation expense over the vesting terms. During 2002, $538 thousand was charged to expense.


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


     Rights to Purchase Series A Preferred Stock -- In December 1995, the Company declared a dividend of one right (a Right) for each 2.31 shares (adjusted for the 10 percent and five percent stock dividends, and two-for-one stock split) of Apache common stock outstanding on January 31, 1996. Each full Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if a person or group becomes the beneficial owner of 20 percent or more of Apache's outstanding common stock (flip in event), each Right will become exercisable for shares of Apache's common stock at 50 percent of the then market price of the common stock. If a 20 percent shareholder of Apache acquires Apache, by merger or otherwise, in a transaction where Apache does not survive or in which Apache's common stock is changed or exchanged (flip over event), the Rights become exercisable for shares of the common stock of the company acquiring Apache at 50 percent of the then market price for Apache common stock. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. If an offer to acquire all of the Company's outstanding shares of common stock is determined to be fair by Apache's board of directors, the transaction will not trigger a flip in event or a flip over event. The Company may also redeem the Rights at $.01 per Right at any time until 10 business days after public announcement of a flip in event. The Rights will expire on January 31, 2006, unless earlier redeemed by the Company. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.


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

     Series C Preferred Stock -- In May 1999, Apache issued 140,000 shares ($217 million) of Series C Preferred Stock in the form of seven million depositary shares each representing one-fiftieth (1/50) of a share

                      APACHE CORPORATION AND SUBSIDIARIES
of Series C Preferred Stock, for net proceeds of $211 million. Holders of the shares were entitled to receive cumulative cash dividends at an annual rate of
6.5 percent, or $2.015 per depositary share when, and if, declared by Apache's board of directors.


     In 2000, Apache bought back 75,900 depositary shares at an average price of $34.42 per share. The excess of the purchase price to reacquire the depositary shares over the original issuance price is reflected as a preferred stock dividend in the accompanying statement of consolidated operations. The remaining depositary shares converted into 13,109,730 shares of Apache common stock in 2002.


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

     A rollforward of the unrealized gain on derivatives is presented in the table below:

                                                               GROSS    AFTER-TAX
                                                              -------   ---------
                                                                (IN THOUSANDS)
Unrealized gain on derivatives at December 31, 2001.........  $20,559    $12,136
Reclassification of net realized losses into earnings.......  (24,193)   (14,128)
Net change in derivative fair value.........................   (3,507)    (2,194)
                                                              -------    -------
Unrealized loss on derivatives at December 31, 2002.........  $(7,141)   $(4,186)
                                                              =======    =======

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

                                                     2002                    2001
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                           (IN THOUSANDS)
Short-term investments.....................  $     --    $     --    $102,950    $103,967
Long-term debt:
  Apache
     Money market lines of credit..........     8,900       8,900       1,600       1,600
     Global credit facility -- U.S. .......        --          --     100,000     100,000
     Commercial paper......................   271,400     271,400     530,700     530,700
     6.25-percent debentures...............   397,307     448,880          --          --
     9.25-percent notes....................        --          --      99,974     102,560
     7-percent notes.......................   148,446     179,445     148,391     148,845
     7.625-percent notes...................   149,134     180,990     149,109     157,350
     7.7-percent notes.....................    99,660     122,890      99,655     105,130
     7.95-percent notes....................   178,614     226,926     178,595     194,454
     7.375-percent debentures..............   148,009     177,090     148,003     152,415
     7.625-percent debentures..............   149,175     179,205     149,175     157,380
  Subsidiary and other obligations
     Money market lines of credit..........        --          --       1,196       1,196
     Global credit facility -- Canada......        --          --      30,000      30,000
     Fletcher notes........................     5,356       6,065       5,356       5,716
     Apache Finance Australia 6.5-percent
       notes...............................   169,260     193,936     169,137     172,822
     Apache Finance Australia 7-percent
       notes...............................    99,535     116,430      99,478     104,230
     Apache Finance Canada 7.75-percent
       notes...............................   297,019     380,280     296,988     320,880
     Apache Clearwater notes...............    37,000      37,000      37,000      37,000

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

                      APACHE CORPORATION AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES


  LITIGATION


     China -- Texaco China, B.V., initiated an arbitration proceeding against Apache China Corporation LDC in September 2001. Texaco China later added Apache Bohai Corporation LDC to the arbitration. In the arbitration Texaco claims damages arising from Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco. Apache China and Apache Bohai believe they have not breached their contract obligations to Texaco and that, in any event, Texaco has not suffered any damages. Texaco will fully recover its costs associated with drilling the wells under its cost recovery contract with the Chinese national oil company, and the value of the interest re-assigned by Apache to Texaco far exceeds any damages that could be claimed by Texaco. Therefore, Apache believes that any material recovery by Texaco is remote. The matter is still pending.


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


     Canada -- In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery made by Apache and Murphy during 2000 in the Ladyfern area of northeast British Columbia. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and has since reduced this amount to no more than C$4 billion. Management believes that the counterclaim is without merit, the amount claimed by Predator is frivolous, and the likelihood of success is remote.



     Cinergy -- Cinergy Marketing & Trading, LLC (Cinergy) purchases most of the Company's United States natural gas production (see Note 13 Transactions with Related Parties and Major Customers.) Disputes have arisen between Cinergy and Apache concerning various matters, including Cinergy's claim to market Apache's Canadian gas production. In response to these disputes, Cinergy commenced an arbitration proceeding in September 2001 seeking, among other things, specific performance to require the Company to sell its Canadian gas production to Cinergy or pay damages. The Company is disputing Cinergy's assertions (including their claim to market our Canadian production), filing a general denial and counterclaim against Cinergy for amounts arising from, among other things, an audit commenced in 2001. Management does not believe the outcome of the arbitration will be material to our financial position or results of operations. The Company continues to market most of its U.S. gas production through Cinergy, although the Company is actively discussing its gas marketing arrangements and a resolution of the disputes with Cinergy.



     The Company is involved in other litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. The Company has an accrued liability of $8 million for contingencies that are probable of occurring and can be reasonably estimated. It is management's opinion that the loss for any litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company's financial position or results of operations.


     Environmental -- The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, provincial, state, local and foreign country laws and regulations relating to discharge of

                      APACHE CORPORATION AND SUBSIDIARIES
materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks.


     Apache manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company also conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any possible remediation effort. As it relates to evaluations of purchased properties, depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache's satisfaction, or agree to assume liability for the remediation of the property. The Company's general policy is to limit any reserve additions to any incidents or sites that are considered probable to result in an expected remediation cost exceeding $100,000. Any environmental costs and liabilities that are not reserved for are treated as an expense when actually incurred. In our estimation, neither these expenses nor expenses related to training and compliance programs, are likely to have a material impact on our financial condition. As of December 31, 2002, the Company had an undiscounted reserve for environmental remediation of approximately $10 million. Apache is not aware of any environmental claims existing as of December 31, 2002, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.


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

                      APACHE CORPORATION AND SUBSIDIARIES

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

     As of December 31, 2002, minimum rental commitments under long-term operating leases, net of sublease rentals; and long-term pipeline transportation commitments, ranging from one to 21 years, are as follows:

                                                        NET MINIMUM COMMITMENTS
                                           -------------------------------------------------
                                                                                  PIPELINE
                                            TOTAL     LEASES    DRILLING RIGS   TRANSMISSION
                                           --------   -------   -------------   ------------
                                                            (IN THOUSANDS)
2003.....................................  $107,234   $13,213      $68,234        $ 25,787
2004.....................................    49,735    13,404       14,182          22,149
2005.....................................    33,769    11,969        2,957          18,843
2006.....................................    31,158    11,543        2,957          16,658
2007.....................................    23,096     4,137        2,957          16,002
Thereafter...............................    65,151       319          478          64,354
                                           --------   -------      -------        --------
                                           $310,143   $54,585      $91,765        $163,793
                                           ========   =======      =======        ========


12. PREFERRED INTERESTS OF SUBSIDIARIES


     In August 2001, Apache entered into a series of financing transactions, described below, to pay down existing debt and increase financial flexibility.


     Apache contributed interests in various fields valued at $923 million to new subsidiaries in connection with the financing transactions. Additionally, Apache contributed $116 million in U.S. Government Agency Notes (see Note 5). Unrelated institutional investors contributed $443 million ($441 million, net of issuance costs) to the various subsidiaries in exchange for preferred stock ($82 million) of the subsidiaries and a limited partner interest ($361 million) in one of the entities. The third party investors are entitled to receive a weighted average return of 123 basis points above the prevailing LIBOR interest rate. The preferred stock and limited partner interests are repayable from the assets of the subsidiaries. Apache retains credit risks related to collection of proceeds from product sales and intercompany loans. Apache also has an obligation to contribute an aggregate amount not to exceed $250 million to fund present and future business operations of the subsidiaries. However, the investors are not entitled to receive more than their $443 million original investment, plus the agreed-upon return. One of the subsidiaries also issued $37 million of senior floating rate notes (see Note 6).

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


13. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS



     Cinergy Corp. -- In June 1998, Apache contracted with Cinergy Corp. to market substantially all the Company's natural gas production from the United States and agreed to develop terms for the marketing of most of Apache's Canadian production under an amended and restated gas purchase agreement effective July 1, 1998. Apache sold its 57 percent interest in ProEnergy for 771,258 shares of Cinergy Corp. common stock, which the Company subsequently sold for $26 million. In December 1998, Apache and Cinergy Corp. agreed to postpone the negotiation of terms to market most of Apache's Canadian production. Pursuant to the gas purchase agreement, ProEnergy, renamed Cinergy Marketing and Trading LLC (Cinergy), will continue to market Apache's North American natural gas production until June 30, 2008, with an option, following prior notice, to terminate on June 30, 2004. During this period, Apache is generally obligated to deliver most of its United States gas production to Cinergy and, under certain circumstances, reimburse Cinergy if certain gas throughput thresholds are not met. All throughput thresholds have been met. The prices received for its gas production under this agreement approximate market prices. Apache and Cinergy are parties to arbitration (see Note 11 Commitments and Contingencies). Apache continues to market most of its U.S. gas production through Cinergy, although the Company is actively discussing with Cinergy its gas marketing arrangements and a resolution of its disputes.


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


     In the ordinary course of business, Cimarex Energy, Co. ("Cimarex"), formerly Key Production Company, Inc., paid to Apache during 2002 approximately $2 million for Cimarex's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Cimarex owns interests and of which Apache is the operator. Cimarex was paid approximately $4 million directly by Apache or related entities for its proportionate share of revenues from wells in which Cimarex marketed its revenues with Apache as operator. Apache paid to Cimarex during 2002 approximately $217,000 for Apache's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Apache owns interests and of which Cimarex is the operator. Apache was paid approximately $785,000 directly by Cimarex for its proportionate share of revenues from wells in which Apache marketed its revenues with Cimarex as operator. F. H. Merelli, a member of Apache's board of directors, is chairman of the board and chief executive officer of Cimarex.



     In the ordinary course of business, Matador Petroleum Corporation ("Matador") paid to Apache during 2002 approximately $708,000 for Matador's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Matador owns interests and of which Apache is the operator. Matador was paid approximately $1 million directly by Apache for its proportionate share of revenues from wells in which Matador marketed its revenues with Apache as operator. Apache paid to Matador during 2002 approximately $2 million for Apache's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Apache owns interests and of which Matador is the operator. Apache was paid approximately $621,000 directly by Matador for its proportionate share of revenues from wells in which Apache marketed its revenues with Matador as operator. Eugene C. Fiedorek, a member of Apache's board of directors, is a member of the board of directors of Matador.


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


     All transactions with related parties were consummated at fair value.


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

                                                                                                OTHER
                                      UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                                      -------------   ----------   ----------   ---------   -------------   ----------
                                                                       (IN THOUSANDS)
2002
Oil and Gas Production Revenues.....   $1,101,388     $  557,720   $  560,099   $334,039      $  6,502      $2,559,748
Operating Expenses:
  Depreciation, depletion and
    amortization....................      387,187        182,584      163,648    107,993         2,467         843,879
  International impairments.........           --             --           --         --        19,600          19,600
  Lease operating costs.............      239,837        114,299       69,160     37,107         1,721         462,124
  Gathering and transportation
    costs...........................       17,311         21,256           --         --            --          38,567
  Severance and other taxes.........       34,792          5,489           --     22,807            --          63,088
                                       ----------     ----------   ----------   --------      --------      ----------
Operating Income (Loss).............   $  422,261     $  234,092   $  327,291   $166,132      $(17,286)      1,132,490
                                       ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues....................                                                                               125
  Administrative, selling and
    other...........................                                                                          (104,588)
  Financing costs, net..............                                                                          (112,833)
  Preferred interests of
    subsidiaries....................                                                                           (16,224)
                                                                                                            ----------
Income Before Income Taxes..........                                                                        $  898,970
                                                                                                            ==========
Net Property and Equipment..........   $4,068,362     $2,190,029   $1,263,560   $807,332      $136,302      $8,465,585
                                       ==========     ==========   ==========   ========      ========      ==========
Total Assets........................   $4,309,736     $2,401,319   $1,713,267   $883,704      $151,825      $9,459,851
                                       ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property and
  Equipment.........................   $  597,954     $  379,413   $  196,975   $100,761      $ 37,767      $1,312,870
                                       ==========     ==========   ==========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                                OTHER
                                      UNITED STATES     CANADA       EGYPT      AUSTRALIA   INTERNATIONAL     TOTAL
                                      -------------   ----------   ----------   ---------   -------------   ----------
                                                                       (IN THOUSANDS)
2001
Oil and Gas Production Revenues.....   $1,474,628     $  628,967   $  460,910   $257,407      $  1,047      $2,822,959
Operating Expenses:
  Depreciation, depletion and
    amortization....................      423,727        178,770      135,225     82,686           423         820,831
  International impairments.........           --             --           --         --        65,000          65,000
  Lease operating costs.............      227,418         95,833       49,449     31,728           386         404,814
  Gathering and transportation
    costs...........................       15,790         18,794           --         --            --          34,584
  Severance and other taxes.........       49,555          8,483           --     11,789            --          69,827
                                       ----------     ----------   ----------   --------      --------      ----------
Operating Income (Loss).............   $  758,138     $  327,087   $  276,236   $131,204      $(64,762)      1,427,903
                                       ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues (losses)...........                                                                           (13,568)
  Administrative, selling and
    other...........................                                                                           (88,710)
  Financing costs, net..............                                                                          (118,762)
  Preferred interests of
    subsidiaries....................                                                                            (7,609)
                                                                                                            ----------
Income Before Income Taxes..........                                                                        $1,199,254
                                                                                                            ==========
Net Property and Equipment..........   $3,855,674     $1,984,147   $1,238,234   $814,423      $120,594      $8,013,072
                                       ==========     ==========   ==========   ========      ========      ==========
Total Assets........................   $4,172,551     $2,163,615   $1,564,474   $882,141      $150,875      $8,933,656
                                       ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property and
  Equipment.........................   $  834,581     $1,015,184   $  515,551   $113,171      $ 34,048      $2,512,535
                                       ==========     ==========   ==========   ========      ========      ==========
2000
Oil and Gas Production Revenues.....   $1,386,642     $  337,876   $  360,772   $223,543      $     --      $2,308,833
Operating Expenses:
  Depreciation, depletion and
    amortization....................      356,998         79,892       84,425     62,183            48         583,546
  Lease operating costs.............      167,986         32,945       28,328     24,450            --         253,709
  Gathering and transportation
    costs...........................       11,701          7,915           --         --            --          19,616
  Severance and other taxes.........       48,015          5,072           --      6,086            --          59,173
                                       ----------     ----------   ----------   --------      --------      ----------
Operating Income (Loss).............   $  801,942     $  212,052   $  248,019   $130,824      $    (48)      1,392,789
                                       ==========     ==========   ==========   ========      ========
Other Income (Expense):
  Other revenues (losses)...........                                                                            (6,855)
  Administrative, selling and
    other...........................                                                                           (75,615)
  Financing costs, net..............                                                                          (106,638)
                                                                                                            ----------
Income Before Income Taxes..........                                                                        $1,203,681
                                                                                                            ==========
Net Property and Equipment..........   $3,643,439     $1,378,639   $  854,531   $783,884      $151,969      $6,812,462
                                       ==========     ==========   ==========   ========      ========      ==========
Total Assets........................   $4,022,749     $1,463,306   $  965,733   $856,575      $173,587      $7,481,950
                                       ==========     ==========   ==========   ========      ========      ==========
Additions to Net Property and
  Equipment.........................   $1,461,479     $  649,804   $   93,083   $117,248      $ 20,865      $2,342,479
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

                                                                                               OTHER
                                         UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                         -------------   --------   --------   ---------   -------------   ----------
                                                                        (IN THOUSANDS)
2002
Oil and gas production revenues........   $1,101,388     $557,720   $560,099   $334,039      $  6,502      $2,559,748
                                          ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)....................      369,864      181,087    163,648    107,194         2,455         824,248
  International impairments............           --           --         --         --        19,600          19,600
  Lease operating expenses.............      239,837      114,299     69,160     37,107         1,721         462,124
  Gathering and transportation costs...       17,311       21,256         --         --            --          38,567
  Production taxes(2)..................       33,336           --         --     18,659            --          51,995
  Income tax...........................      165,390      104,869    157,100     58,167        (6,536)        478,990
                                          ----------     --------   --------   --------      --------      ----------
                                             825,738      421,511    389,908    221,127        17,240       1,875,524
                                          ----------     --------   --------   --------      --------      ----------
Results of operations..................   $  275,650     $136,209   $170,191   $112,912      $(10,738)     $  684,224
                                          ==========     ========   ========   ========      ========      ==========
Amortization rate per boe..............   $     7.06     $   5.71   $   6.10   $   5.36      $   3.68      $     6.29
                                          ==========     ========   ========   ========      ========      ==========
2001
Oil and gas production revenues........   $1,474,628     $628,967   $460,910   $257,407      $  1,047      $2,822,959
                                          ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)....................      409,096      177,159    135,086     81,930           388         803,659
  International impairments............           --           --         --         --        65,000          65,000
  Lease operating expenses.............      227,418       95,833     49,449     31,728           386         404,814
  Gathering and transportation costs...       15,790       18,794         --         --            --          34,584
  Production taxes(2)..................       47,462           --         --     11,789            --          59,251
  Income tax...........................      290,573      150,450    132,660     44,866       (24,279)        594,270
                                          ----------     --------   --------   --------      --------      ----------
                                             990,339      442,236    317,195    170,313        41,495       1,961,578
                                          ----------     --------   --------   --------      --------      ----------
Results of operations..................   $  484,289     $186,731   $143,715   $ 87,094      $(40,448)     $  861,381
                                          ==========     ========   ========   ========      ========      ==========
Amortization rate per boe..............   $     6.64     $   5.80   $   5.66   $   4.70      $   4.72      $     6.05
                                          ==========     ========   ========   ========      ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                               OTHER
                                         UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                         -------------   --------   --------   ---------   -------------   ----------
                                                                        (IN THOUSANDS)
2000
Oil and gas production revenues........   $1,386,642     $337,876   $360,772   $223,543      $     --      $2,308,833
                                          ----------     --------   --------   --------      --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)....................      345,624       76,286     84,302     61,358            --         567,570
  Lease operating expenses.............      167,985       32,945     28,328     24,451            --         253,709
  Gathering and transportation costs...       11,701        7,915         --         --            --          19,616
  Production taxes(2)..................       46,509           --         --      6,086            --          52,595
  Income tax...........................      305,559       98,489    119,108     44,760            --         567,916
                                          ----------     --------   --------   --------      --------      ----------
                                             877,378      215,635    231,738    136,655            --       1,461,406
                                          ----------     --------   --------   --------      --------      ----------
Results of operations..................   $  509,264     $122,241   $129,034   $ 86,888      $     --      $  847,427
                                          ==========     ========   ========   ========      ========      ==========
Amortization rate per boe..............   $     6.16     $   5.53   $   5.46   $   4.42      $     --      $     5.75
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


     Costs Not Being Amortized -- The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2002, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.



                                                                                1999
                                    TOTAL       2002       2001      2000     AND PRIOR
                                   --------   --------   --------   -------   ---------
                                                      (IN THOUSANDS)
Property acquisition costs.......  $393,426   $150,855   $ 38,658   $70,622   $133,291
Exploration and development......   214,519    119,901     48,764    21,000     24,854
Capitalized interest.............    48,327     19,130     14,427     3,041     11,729
                                   --------   --------   --------   -------   --------
  Total..........................  $656,272   $289,886   $101,849   $94,663   $169,874
                                   ========   ========   ========   =======   ========

                      APACHE CORPORATION AND SUBSIDIARIES

     Capitalized Costs Incurred -- The following table sets forth the capitalized costs incurred in oil and gas producing activities:


                                                                                        OTHER
                                  UNITED STATES    CANADA     EGYPT     AUSTRALIA   INTERNATIONAL     TOTAL
                                  -------------   --------   --------   ---------   -------------   ----------
                                                                 (IN THOUSANDS)
2002
Acquisitions(1).................   $  267,537     $ 84,170   $     --    $    --       $    --      $  351,707
Purchase of non-producing
  leases........................        2,264       20,150         --         --            --          22,414
Exploration.....................       19,805        2,833     55,580     50,327         2,330         130,875
Development.....................      280,542      235,208    115,580     39,486        36,079         706,895
Capitalized interest............       13,200       14,392      8,875      4,224            --          40,691
Property sales..................          873           84     (8,000)        --            --          (7,043)
                                   ----------     --------   --------    -------       -------      ----------
                                   $  584,221     $356,837   $172,035    $94,037       $38,409      $1,245,539
                                   ==========     ========   ========    =======       =======      ==========
2001
Acquisitions (1)................   $   65,395     $561,700   $240,255    $    --       $12,936      $  880,286
Purchase of non-producing
  leases........................       14,004       27,941         --         --            --          41,945
Exploration.....................       47,688       64,172     39,806     38,727        12,536         202,929
Development.....................      637,488      318,232     87,798     46,441         8,302       1,098,261
Capitalized interest............       24,500       13,920     11,293      7,036            --          56,749
Property sales..................     (200,445)    (147,851)        --         --            --        (348,296)
                                   ----------     --------   --------    -------       -------      ----------
                                   $  588,630     $838,114   $379,152    $92,204       $33,774      $1,931,874
                                   ==========     ========   ========    =======       =======      ==========
2000
Acquisitions (1)................   $  922,523     $401,904   $     --    $    --       $    --      $1,324,427
Purchase of non-producing
  leases........................       10,712       11,548         --         --            --          22,260
Exploration.....................       26,045       16,331     51,819     40,917        18,077         153,189
Development.....................      459,046      107,748     33,130     32,918            --         632,842
Capitalized interest............       27,185       10,063     12,194      9,908         2,650          62,000
Property sales..................      (10,853)     (15,418)        --         --            --         (26,271)
                                   ----------     --------   --------    -------       -------      ----------
                                   $1,434,658     $532,176   $ 97,143    $83,743       $20,727      $2,168,447
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

                      APACHE CORPORATION AND SUBSIDIARIES

     Capitalized Costs -- The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                      OTHER
                           UNITED STATES     CANADA       EGYPT      AUSTRALIA    INTERNATIONAL      TOTAL
                           -------------   ----------   ----------   ----------   -------------   -----------
                                                             (IN THOUSANDS)
2002
Proved properties........   $7,906,966     $2,478,623   $1,232,119   $  970,386     $239,365      $12,827,459
Unproved properties......      203,366        204,059      174,925       39,962       33,960          656,272
                            ----------     ----------   ----------   ----------     --------      -----------
                             8,110,332      2,682,682    1,407,044    1,010,348      273,325       13,483,731
Accumulated DD&A.........   (4,121,751)      (637,546)    (502,658)    (357,271)    (137,668)      (5,756,894)
                            ----------     ----------   ----------   ----------     --------      -----------
                            $3,988,581     $2,045,136   $  904,386   $  653,077     $135,657      $ 7,726,837
                            ==========     ==========   ==========   ==========     ========      ===========
2001
Proved properties........   $7,314,153     $2,103,263   $1,037,431   $  816,620     $119,225      $11,390,692
Unproved properties......      211,958        215,003      197,578       99,691      115,691          839,921
                            ----------     ----------   ----------   ----------     --------      -----------
                             7,526,111      2,318,266    1,235,009      916,311      234,916       12,230,613
Accumulated DD&A.........   (3,751,887)      (466,703)    (359,792)    (259,373)    (115,613)      (4,953,368)
                            ----------     ----------   ----------   ----------     --------      -----------
                            $3,774,224     $1,851,563   $  875,217   $  656,938     $119,303      $ 7,277,245
                            ==========     ==========   ==========   ==========     ========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

    Oil and Gas Reserve Information -- Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with Rule 4-10 of Regulation S-X. The Company's estimates of proved reserve quantities of its U.S., Canadian and international properties are subject to review by Ryder Scott Company, L.P. Petroleum Consultants, independent petroleum engineers. During 2002, 2001 and 2000, their review covered 68 percent, 61 percent and 72 percent of the reserve value, respectively.


    There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                                        CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS                    NATURAL GAS
                                  ----------------------------------------------------------   -------------------------------
                                                    (THOUSANDS OF BARRELS)                        (MILLIONS OF CUBIC FEET)
                                  UNITED                                    OTHER               UNITED
                                  STATES    CANADA     EGYPT    AUSTRALIA   INT'L     TOTAL     STATES      CANADA      EGYPT
                                  -------   -------   -------   ---------   ------   -------   ---------   ---------   -------
PROVED DEVELOPED RESERVES:
  December 31, 1999.............  186,962    50,401    30,719     33,887        --   301,969   1,004,844     397,704   106,830
  December 31, 2000.............  232,361    66,484    26,028     29,124        --   353,997   1,579,865     660,334    93,205
  December 31, 2001.............  230,017    76,250    59,188     45,628       699   411,782   1,407,561   1,148,516   338,707
  December 31, 2002.............  240,880    89,554    51,162     31,746     1,033   414,375   1,444,677   1,255,068   246,529
TOTAL PROVED RESERVES:
Balance December 31,1999........  238,657    83,043    39,076     54,466        --   415,242   1,214,887     407,053   156,049
  Extensions, discoveries and
    other additions.............   36,681     6,589     9,168      6,074        --    58,512     154,489      94,792    32,967
  Purchases of minerals
    in-place....................   60,519    29,514        --         --        --    90,033     736,079     246,360        --
  Revisions of previous
    estimates...................    2,655       159     1,012        429        --     4,255      32,414      (8,397)    2,966
  Production....................  (22,894)   (5,828)  (10,155)    (5,691)       --   (44,568)   (199,362)    (47,758)  (17,371)
  Sales of properties...........     (914)      (87)       --         --        --    (1,001)    (10,454)       (333)       --
                                  -------   -------   -------    -------    ------   -------   ---------   ---------   -------
Balance December 31, 2000.......  314,704   113,390    39,101     55,278        --   522,473   1,928,053     691,717   174,611
  Extensions, discoveries and
    other additions.............   54,533    21,121    17,121     12,320        --   105,095     166,307     281,037    52,938
  Purchases of minerals
    in-place....................    6,728    35,298    36,465         --     1,099    79,590      34,827     512,927   247,302
  Revisions of previous
    estimates...................   (7,943)      814     2,621         --        --    (4,508)    (61,522)      8,391    13,392
  Production....................  (24,157)   (9,916)  (14,322)    (8,595)      (42)  (57,032)   (224,600)   (108,925)  (35,010)
  Sales of properties...........  (22,428)  (23,802)       --         --        --   (46,230)   (167,271)    (83,265)       --
                                  -------   -------   -------    -------    ------   -------   ---------   ---------   -------
Balance December 31, 2001.......  321,437   136,905    80,986     59,003     1,057   599,388   1,675,794   1,301,882   453,233
  Extensions, discoveries and
    other additions.............   20,082    31,366    18,227      4,221    11,793    85,689     102,050      70,066     6,123
  Purchases of minerals
    in-place....................    7,109     5,055        --         --        --    12,164     154,459      66,113        --
  Revisions of previous
    estimates...................    6,630       159    (8,140)       106        40    (1,205)     37,944      20,900   (37,480)
  Production....................  (21,790)   (9,846)  (15,977)   (11,082)     (225)  (58,920)   (183,708)   (120,210)  (44,769)
  Sales of properties...........      (46)       --      (305)        --        --      (351)     (2,446)         --    (6,440)
                                  -------   -------   -------    -------    ------   -------   ---------   ---------   -------
Balance December 31, 2002.......  333,422   163,639    74,791     52,248    12,665   636,765   1,784,093   1,338,751   370,667
                                  =======   =======   =======    =======    ======   =======   =========   =========   =======

                                           NATURAL GAS                TOTAL
                                  ------------------------------   -----------
                                     (MILLIONS OF CUBIC FEET)       (THOUSAND
                                              OTHER                BARRELS OF
                                  AUSTRALIA   INT'L      TOTAL         OIL
                                  ---------   ------   ---------   EQUIVALENT)
PROVED DEVELOPED RESERVES:
  December 31, 1999.............   364,369        --   1,873,747      614,260
  December 31, 2000.............   331,390        --   2,664,794      798,129
  December 31, 2001.............   307,509     1,524   3,203,817      945,751
  December 31, 2002.............   256,790     3,469   3,206,533      948,797
TOTAL PROVED RESERVES:
Balance December 31,1999........   573,589        --   2,351,578      807,172
  Extensions, discoveries and
    other additions.............    55,195        --     337,443      114,752
  Purchases of minerals
    in-place....................        --        --     982,439      253,773
  Revisions of previous
    estimates...................        (6)       --      26,977        8,751
  Production....................   (39,489)       --    (303,980)     (95,231)
  Sales of properties...........        --        --     (10,787)      (2,799)
                                   -------    ------   ---------    ---------
Balance December 31, 2000.......   589,289        --   3,383,670    1,086,418
  Extensions, discoveries and
    other additions.............    25,084        --     525,366      192,656
  Purchases of minerals
    in-place....................        --     2,969     798,025      212,594
  Revisions of previous
    estimates...................        --        --     (39,739)     (11,131)
  Production....................   (42,684)     (236)   (411,455)    (125,608)
  Sales of properties...........        --        --    (250,536)     (87,986)
                                   -------    ------   ---------    ---------
Balance December 31, 2001.......   571,689     2,733   4,005,331    1,266,943
  Extensions, discoveries and
    other additions.............    28,943     3,355     210,537      120,779
  Purchases of minerals
    in-place....................        --        --     220,572       48,926
  Revisions of previous
    estimates...................        22        37      21,423        2,366
  Production....................   (42,998)   (2,656)   (394,341)    (124,644)
  Sales of properties...........        --        --      (8,886)      (1,832)
                                   -------    ------   ---------    ---------
Balance December 31, 2002.......   557,656     3,469   4,054,636    1,312,538
                                   =======    ======   =========    =========


    As of December 31, 2002, 2001 and 2000, on a barrel of equivalent basis 28, 25 and 27 percent of our worldwide reserves, respectively, were classified as proved undeveloped. Approximately 19.2 percent of our proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in our standardized measure Note 15.

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


                                                                                              OTHER
                                  UNITED STATES    CANADA(1)      EGYPT      AUSTRALIA    INTERNATIONAL      TOTAL
                                  -------------   -----------   ----------   ----------   -------------   ------------
                                                                     (IN THOUSANDS)
2002
Cash inflows....................   $17,550,514    $ 9,597,042   $3,820,016   $2,436,477     $402,311      $ 33,806,360
Production costs................    (4,442,214)    (1,955,401)    (501,511)    (463,282)     (61,905)       (7,424,313)
Development costs...............      (662,686)      (312,194)    (421,454)    (235,318)     (19,600)       (1,651,252)
Income tax expense..............    (3,875,478)    (2,288,073)    (963,906)    (482,883)     (59,164)       (7,669,504)
                                   -----------    -----------   ----------   ----------     --------      ------------
Net cash flows..................     8,570,136      5,041,374    1,933,145    1,254,994      261,642        17,061,291
10 percent discount rate........    (4,170,620)    (2,633,601)    (651,524)    (373,032)     (80,894)       (7,909,671)
                                   -----------    -----------   ----------   ----------     --------      ------------
Discounted future net cash
  flows(2)......................   $ 4,399,516    $ 2,407,773   $1,281,621   $  881,962     $180,748      $  9,151,620
                                   ===========    ===========   ==========   ==========     ========      ============
2001
Cash inflows....................   $10,424,737    $ 5,468,028   $2,831,285   $1,838,437     $ 22,381      $ 20,584,868
Production costs................    (3,457,430)    (1,538,797)    (564,714)    (383,171)     (13,789)       (5,957,901)
Development costs...............      (613,594)      (333,043)    (306,543)    (188,017)      (3,532)       (1,444,729)
Income tax expense..............    (1,417,677)      (851,971)    (683,856)    (345,392)          --        (3,298,896)
                                   -----------    -----------   ----------   ----------     --------      ------------
Net cash flows..................     4,936,036      2,744,217    1,276,172      921,857        5,060         9,883,342
10 percent discount rate........    (2,286,959)    (1,337,536)    (427,744)    (286,696)        (946)       (4,339,881)
                                   -----------    -----------   ----------   ----------     --------      ------------
Discounted future net cash
  flows(2)......................   $ 2,649,077    $ 1,406,681   $  848,428   $  635,161     $  4,114      $  5,543,461
                                   ===========    ===========   ==========   ==========     ========      ============
2000
Cash inflows....................   $26,652,689    $ 8,865,939   $1,430,178   $2,133,073     $     --      $ 39,081,879
Production costs................    (4,909,091)      (996,123)    (214,686)    (453,153)          --        (6,573,053)
Development costs...............      (640,218)      (347,708)     (84,025)    (197,998)          --        (1,269,949)
Income tax expense..............    (7,132,257)    (2,194,511)    (375,112)    (385,953)          --       (10,087,833)
                                   -----------    -----------   ----------   ----------     --------      ------------
Net cash flows..................    13,971,123      5,327,597      756,355    1,095,969           --        21,151,044
10 percent discount rate........    (6,148,566)    (2,478,102)    (238,985)    (337,741)          --        (9,203,394)
                                   -----------    -----------   ----------   ----------     --------      ------------
Discounted future net cash
  flows(2)......................   $ 7,822,557    $ 2,849,495   $  517,370   $  758,228     $     --      $ 11,947,650
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

                      APACHE CORPORATION AND SUBSIDIARIES

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2002           2001          2000
                                               -----------   ------------   -----------
                                                            (IN THOUSANDS)
Sales, net of production costs...............  $(1,994,631)  $ (2,327,679)  $(2,064,471)
Net change in prices and production costs....    4,767,785    (10,125,666)    4,693,840
Discoveries and improved recovery, net of
  related costs..............................    1,885,266      1,760,299     2,703,195
Change in future development costs...........      222,160        182,816        67,442
Revision of quantities.......................      (15,400)       (79,138)      135,669
Purchases of minerals in-place...............      603,608      1,332,244     5,796,278
Accretion of discount........................      737,112      1,772,520       606,801
Change in income taxes.......................   (2,200,925)     3,949,890    (4,284,904)
Sales of properties..........................      (14,502)    (1,306,042)      (25,585)
Change in production rates and other.........     (382,314)    (1,563,433)     (255,976)
                                               -----------   ------------   -----------
                                               $ 3,608,159   $ (6,404,189)  $ 7,372,289
                                               ===========   ============   ===========

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

                      APACHE CORPORATION AND SUBSIDIARIES

16.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)



                                          FIRST      SECOND     THIRD      FOURTH      TOTAL
                                         --------   --------   --------   --------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
Revenues...............................  $527,996   $656,315   $645,189   $730,373   $2,559,873
Expenses, net..........................   447,324    510,005    498,661    549,554    2,005,544
                                         --------   --------   --------   --------   ----------
Net income.............................  $ 80,672   $146,310   $146,528   $180,819   $  554,329
                                         ========   ========   ========   ========   ==========
Income attributable to common stock....  $ 75,764   $143,229   $145,122   $179,399   $  543,514
                                         ========   ========   ========   ========   ==========
Net income per common share (1)(2):
  Basic................................  $    .26   $    .48   $    .48   $    .59   $     1.83
                                         ========   ========   ========   ========   ==========
  Diluted..............................  $    .26   $    .48   $    .48   $    .59   $     1.80
                                         ========   ========   ========   ========   ==========
2001
Revenues...............................  $803,515   $808,681   $659,917   $537,278   $2,809,391
Expenses, net..........................   521,314    602,936    503,084    458,658    2,085,992
                                         --------   --------   --------   --------   ----------
Net income.............................  $282,201   $205,745   $156,833   $ 78,620   $  723,399
                                         ========   ========   ========   ========   ==========
Income attributable to common stock....  $277,293   $200,868   $151,925   $ 73,712   $  703,798
                                         ========   ========   ========   ========   ==========
Net income per common share (1)(2):
  Basic................................  $    .97   $    .69   $    .53   $    .26   $     2.44
                                         ========   ========   ========   ========   ==========
  Diluted..............................  $    .93   $    .67   $    .51   $    .25   $     2.37
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


(2) Earnings per share have been restated to reflect the 10 percent stock dividend declared September 13, 2001, paid January 21, 2002 to shareholders of record on December 31, 2001, the five percent stock dividend declared December 18, 2002, payable April 2, 2003 to shareholders of record on March 12, 2003, and the two-for-one stock split declared September 11, 2003, distributed January 14, 2004 to shareholders of record on December 31, 2003.



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

                      APACHE CORPORATION AND SUBSIDIARIES

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

                      APACHE CORPORATION AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                 ALL OTHER
                                                                    APACHE                      SUBSIDIARIES
                                       APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                     CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                     -----------   -------------   ---------   --------------   ------------
                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
  Oil and gas production
    revenues.......................  $  814,225       $    --       $    --       $     --       $1,906,009
  Equity in net income of
    affiliates.....................     391,295        20,976        32,905         76,707          (37,036)
  Other............................       7,909            --           (25)            --           (7,759)
                                     ----------       -------       -------       --------       ----------
                                      1,213,429        20,976        32,880         76,707        1,861,214
                                     ----------       -------       -------       --------       ----------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization...................     211,291            --            --             --          632,588
  International impairments........          --            --            --             --           19,600
  Lease operating costs............     198,052            --            --             --          424,558
  Gathering and transportation
    costs..........................      15,896            --            --             --           22,671
  Severance and other taxes........      34,015            --            --            270           28,803
  Administrative, selling and
    other..........................      87,860            --            --             --           16,728
  Financing costs, net.............      72,721            --        18,050         41,058          (18,996)
                                     ----------       -------       -------       --------       ----------
                                        619,835            --        18,050         41,328        1,125,952
                                     ----------       -------       -------       --------       ----------
PREFERRED INTERESTS OF
  SUBSIDIARIES.....................          --            --            --             --           16,224
                                     ----------       -------       -------       --------       ----------
INCOME (LOSS) BEFORE INCOME
  TAXES............................     593,594        20,976        14,830         35,379          719,038
  Provision (benefit) for income
    taxes..........................      39,265            --        (6,146)       (16,221)         327,743
                                     ----------       -------       -------       --------       ----------
NET INCOME.........................     554,329        20,976        20,976         51,600          391,295
  Preferred stock dividends........      10,815            --            --             --               --
                                     ----------       -------       -------       --------       ----------
INCOME ATTRIBUTABLE TO COMMON
  STOCK............................  $  543,514       $20,976       $20,976       $ 51,600       $  391,295
                                     ==========       =======       =======       ========       ==========


                                     RECLASSIFICATIONS
                                      & ELIMINATIONS     CONSOLIDATED
                                     -----------------   ------------
                                              (IN THOUSANDS)
REVENUES AND OTHER:
  Oil and gas production
    revenues.......................      $(160,486)       $2,559,748
  Equity in net income of
    affiliates.....................       (484,847)               --
  Other............................             --               125
                                         ---------        ----------
                                          (645,333)        2,559,873
                                         ---------        ----------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization...................             --           843,879
  International impairments........             --            19,600
  Lease operating costs............       (160,486)          462,124
  Gathering and transportation
    costs..........................             --            38,567
  Severance and other taxes........             --            63,088
  Administrative, selling and
    other..........................             --           104,588
  Financing costs, net.............             --           112,833
                                         ---------        ----------
                                          (160,486)        1,644,679
                                         ---------        ----------
PREFERRED INTERESTS OF
  SUBSIDIARIES.....................             --            16,224
                                         ---------        ----------
INCOME (LOSS) BEFORE INCOME
  TAXES............................       (484,847)          898,970
  Provision (benefit) for income
    taxes..........................             --           344,641
                                         ---------        ----------
NET INCOME.........................       (484,847)          554,329
  Preferred stock dividends........             --            10,815
                                         ---------        ----------
INCOME ATTRIBUTABLE TO COMMON
  STOCK............................      $(484,847)       $  543,514
                                         =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                 ALL OTHER
                                                                    APACHE                      SUBSIDIARIES
                                       APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                     CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                     -----------   -------------   ---------   --------------   ------------
                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
  Oil and gas production
    revenues.......................  $1,388,017       $    --       $    --       $     --       $1,897,305
  Equity in net income of
    affiliates.....................     202,137        16,227        26,170         88,243          (31,085)
  Other............................      (3,064)           --         3,053             --          (13,557)
                                     ----------       -------       -------       --------       ----------
                                      1,587,090        16,227        29,223         88,243        1,852,663
                                     ----------       -------       -------       --------       ----------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization...................     170,854            --            --             --          649,977
  International impairments........          --            --            --             --           65,000
  Lease operating costs............     214,075            --            --             --          653,102
  Gathering and transportation
    costs..........................      15,337            --            --             --           19,247
  Severance and other taxes........      49,201            --            --             36           20,590
  Administrative, selling and
    other..........................      78,440            --            --             --           10,270
  Financing costs, net.............      71,150            --        18,119         37,450           (7,957)
                                     ----------       -------       -------       --------       ----------
                                        599,057            --        18,119         37,486        1,410,229
                                     ----------       -------       -------       --------       ----------
PREFERRED INTERESTS OF
  SUBSIDIARIES.....................          --            --            --             --            7,609
                                     ----------       -------       -------       --------       ----------
INCOME (LOSS) BEFORE INCOME
  TAXES............................     988,033        16,227        11,104         50,757          434,825
  Provision (benefit) for income
    taxes..........................     264,634            --        (5,123)       (16,344)         232,688
                                     ----------       -------       -------       --------       ----------
NET INCOME.........................     723,399        16,227        16,227         67,101          202,137
  Preferred stock dividends........      19,601            --            --             --               --
                                     ----------       -------       -------       --------       ----------
INCOME ATTRIBUTABLE TO COMMON
  STOCK............................  $  703,798       $16,227       $16,227       $ 67,101       $  202,137
                                     ==========       =======       =======       ========       ==========


                                     RECLASSIFICATIONS
                                      & ELIMINATIONS     CONSOLIDATED
                                     -----------------   ------------
                                              (IN THOUSANDS)
REVENUES AND OTHER:
  Oil and gas production
    revenues.......................      $(462,363)       $2,822,959
  Equity in net income of
    affiliates.....................       (301,692)               --
  Other............................             --           (13,568)
                                         ---------        ----------
                                          (764,055)        2,809,391
                                         ---------        ----------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization...................             --           820,831
  International impairments........             --            65,000
  Lease operating costs............       (462,363)          404,814
  Gathering and transportation
    costs..........................             --            34,584
  Severance and other taxes........             --            69,827
  Administrative, selling and
    other..........................             --            88,710
  Financing costs, net.............             --           118,762
                                         ---------        ----------
                                          (462,363)        1,602,528
                                         ---------        ----------
PREFERRED INTERESTS OF
  SUBSIDIARIES.....................             --             7,609
                                         ---------        ----------
INCOME (LOSS) BEFORE INCOME
  TAXES............................       (301,692)        1,199,254
  Provision (benefit) for income
    taxes..........................             --           475,855
                                         ---------        ----------
NET INCOME.........................       (301,692)          723,399
  Preferred stock dividends........             --            19,601
                                         ---------        ----------
INCOME ATTRIBUTABLE TO COMMON
  STOCK............................      $(301,692)       $  703,798
                                         =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                 ALL OTHER
                                                                    APACHE                      SUBSIDIARIES
                                       APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                     CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                     -----------   -------------   ---------   --------------   ------------
                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
  Oil and gas production
    revenues.......................  $1,409,724        $  --         $  --        $    --        $1,281,209
  Equity in net income of
    affiliates.....................     290,644           --            --         21,417           (10,884)
  Other............................      (4,323)          --            --             --            (3,394)
                                     ----------        -----         -----        -------        ----------
                                      1,696,045           --            --         21,417         1,266,931
                                     ----------        -----         -----        -------        ----------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization...................     356,998           --            --             --           226,548
  Lease operating costs............     168,336           --            --             --           467,473
  Gathering and transportation
    costs..........................      11,701           --            --             --             7,915
  Severance and other taxes........      48,014           --            --             --            11,159
  Administrative, selling and
    other..........................      63,418           --            --             --            12,197
  Financing costs, net.............      80,066           --            --         19,297             7,275
                                     ----------        -----         -----        -------        ----------
                                        728,533           --            --         19,297           732,567
                                     ----------        -----         -----        -------        ----------
INCOME (LOSS) BEFORE INCOME
  TAXES............................     967,512           --            --          2,120           534,364
  Provision (benefit) for income
    taxes..........................     246,917           --            --         (8,413)          244,582
                                     ----------        -----         -----        -------        ----------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE.............     720,595           --            --         10,533           289,782
  Cumulative effect of change in
    accounting principle, net of
    income tax.....................      (7,539)          --            --             --            (4,831)
                                     ----------        -----         -----        -------        ----------
NET INCOME.........................     713,056           --            --         10,533           284,951
  Preferred stock dividends........      19,988           --            --             --                --
                                     ----------        -----         -----        -------        ----------
INCOME ATTRIBUTABLE TO COMMON
  STOCK............................  $  693,068        $  --         $  --        $10,533        $  284,951
                                     ==========        =====         =====        =======        ==========


                                     RECLASSIFICATIONS
                                      & ELIMINATIONS     CONSOLIDATED
                                     -----------------   ------------
                                              (IN THOUSANDS)
REVENUES AND OTHER:
  Oil and gas production
    revenues.......................      $(382,100)       $2,308,833
  Equity in net income of
    affiliates.....................       (300,315)              862
  Other............................             --            (7,717)
                                         ---------        ----------
                                          (682,415)        2,301,978
                                         ---------        ----------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization...................             --           583,546
  Lease operating costs............       (382,100)          253,709
  Gathering and transportation
    costs..........................             --            19,616
  Severance and other taxes........             --            59,173
  Administrative, selling and
    other..........................             --            75,615
  Financing costs, net.............             --           106,638
                                         ---------        ----------
                                          (382,100)        1,098,297
                                         ---------        ----------
INCOME (LOSS) BEFORE INCOME
  TAXES............................       (300,315)        1,203,681
  Provision (benefit) for income
    taxes..........................             --           483,086
                                         ---------        ----------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE.............       (300,315)          720,595
  Cumulative effect of change in
    accounting principle, net of
    income tax.....................          4,831            (7,539)
                                         ---------        ----------
NET INCOME.........................       (295,484)          713,056
  Preferred stock dividends........             --            19,988
                                         ---------        ----------
INCOME ATTRIBUTABLE TO COMMON
  STOCK............................      $(295,484)       $  693,068
                                         =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                                     ALL OTHER
                                                                                      APACHE                      SUBSIDIARIES OF
                                                         APACHE         APACHE        FINANCE        APACHE           APACHE
                                                       CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA     CORPORATION
                                                       -----------   -------------   ---------   --------------   ---------------
                                                                                     (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......  $    39,727     $     --      $(18,687)      $(43,819)       $ 1,403,497
                                                       -----------     --------      --------       --------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment................     (249,971)          --            --             --           (787,397)
  Acquisitions.......................................     (269,885)          --            --             --                 --
  Proceeds from sales of oil and gas properties......           --           --            --             --              7,043
  Purchase of U.S. Government Agency Notes...........           --           --            --             --            101,723
  Investment in and advances to subsidiaries, net....     (168,481)     (18,050)           --             --           (843,894)
  Other, net.........................................      (15,105)          --            --             --            (22,415)
                                                       -----------     --------      --------       --------        -----------
NET CASH USED IN INVESTING ACTIVITIES................     (703,442)     (18,050)           --             --         (1,544,940)
                                                       -----------     --------      --------       --------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings...............................    2,063,264           --           637          2,826            225,518
  Payments on long-term debt.........................   (1,362,800)          --            --             --           (190,671)
  Dividends paid.....................................      (68,879)          --            --             --                 --
  Common stock activity..............................       30,708       18,050        18,050         41,120            128,889
  Treasury stock activity, net.......................        1,991           --            --             --                 --
  Cost of debt and equity transactions...............       (6,728)          --            --             --                 --
                                                       -----------     --------      --------       --------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES............      657,556       18,050        18,687         43,946            163,736
                                                       -----------     --------      --------       --------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................       (6,159)          --            --            127             22,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......        6,383           --             2             --             29,240
                                                       -----------     --------      --------       --------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............  $       224     $     --      $      2       $    127        $    51,533
                                                       ===========     ========      ========       ========        ===========


                                                       RECLASSIFICATIONS
                                                        & ELIMINATIONS     CONSOLIDATED
                                                       -----------------   ------------
                                                                (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......     $        --      $ 1,380,718
                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment................              --       (1,037,368)
  Acquisitions.......................................              --         (269,885)
  Proceeds from sales of oil and gas properties......              --            7,043
  Purchase of U.S. Government Agency Notes...........              --          101,723
  Investment in and advances to subsidiaries, net....       1,030,425               --
  Other, net.........................................              --          (37,520)
                                                          -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES................       1,030,425       (1,236,007)
                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings...............................        (824,316)       1,467,929
  Payments on long-term debt.........................              --       (1,553,471)
  Dividends paid.....................................              --          (68,879)
  Common stock activity..............................        (206,109)          30,708
  Treasury stock activity, net.......................              --            1,991
  Cost of debt and equity transactions...............              --           (6,728)
                                                          -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES............      (1,030,425)        (128,450)
                                                          -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................              --           16,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......              --           35,625
                                                          -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............     $        --      $    51,886
                                                          ===========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                 ALL OTHER
                                                                    APACHE                      SUBSIDIARIES
                                       APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                     CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                     -----------   -------------   ---------   --------------   ------------
                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.............  $1,149,273       $    --       $(1,575)     $     (29)     $   757,331
                                     ----------       -------       -------      ---------      -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property and
    equipment......................    (708,139)           --            --             --         (820,845)
  Acquisitions.....................     (11,000)           --            --             --         (911,951)
  Proceeds from sales of oil and
    gas properties.................     200,445            --            --             --          147,851
  Purchase of U.S. Government
    Agency Notes...................          --            --            --             --         (103,863)
  Investment in and advances to
    subsidiaries, net..............  (1,055,334)       (5,568)       (5,568)      (250,849)        (652,967)
  Other, net.......................     (17,564)           --            --             --          (59,271)
                                     ----------       -------       -------      ---------      -----------
NET CASH USED IN INVESTING
  ACTIVITIES.......................  (1,591,592)       (5,568)       (5,568)      (250,849)      (2,401,046)
                                     ----------       -------       -------      ---------      -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Long-term borrowings.............   2,783,409            --         1,577        250,878        1,151,428
  Payments on long-term debt.......  (2,251,000)           --            --             --         (482,641)
  Dividends paid...................     (54,492)           --            --             --               --
  Common stock activity............      10,205         5,568         5,568             --          531,598
  Treasury stock activity, net.....     (42,959)           --            --             --               --
  Cost of debt and equity
    transactions...................      (1,718)           --            --             --               --
  Proceeds from preferred interests
    of subsidiaries................          --            --            --             --          440,654
                                     ----------       -------       -------      ---------      -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES.......................     443,445         5,568         7,145        250,878        1,641,039
                                     ----------       -------       -------      ---------      -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................       1,126            --             2             --           (2,676)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................       5,257            --            --             --           31,916
                                     ----------       -------       -------      ---------      -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR.............................  $    6,383       $    --       $     2      $      --      $    29,240
                                     ==========       =======       =======      =========      ===========


                                     RECLASSIFICATIONS
                                      & ELIMINATIONS     CONSOLIDATED
                                     -----------------   ------------
                                              (IN THOUSANDS)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.............     $        --      $ 1,905,000
                                        -----------      -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property and
    equipment......................              --       (1,528,984)
  Acquisitions.....................              --         (922,951)
  Proceeds from sales of oil and
    gas properties.................              --          348,296
  Purchase of U.S. Government
    Agency Notes...................              --         (103,863)
  Investment in and advances to
    subsidiaries, net..............       1,970,286               --
  Other, net.......................              --          (76,835)
                                        -----------      -----------
NET CASH USED IN INVESTING
  ACTIVITIES.......................       1,970,286       (2,284,337)
                                        -----------      -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Long-term borrowings.............      (1,427,552)       2,759,740
  Payments on long-term debt.......              --       (2,733,641)
  Dividends paid...................              --          (54,492)
  Common stock activity............        (542,734)          10,205
  Treasury stock activity, net.....              --          (42,959)
  Cost of debt and equity
    transactions...................              --           (1,718)
  Proceeds from preferred interests
    of subsidiaries................              --          440,654
                                        -----------      -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES.......................      (1,970,286)         377,789
                                        -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................              --           (1,548)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................              --           37,173
                                        -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR.............................     $        --      $    35,625
                                        ===========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                 ALL OTHER
                                                                    APACHE                      SUBSIDIARIES
                                       APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                     CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                     -----------   -------------   ---------   --------------   ------------
                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN)
  OPERATING
  ACTIVITIES.......................  $  899,872       $   --         $ 250        $  1,721       $ 615,525
                                     ----------       ------         -----        --------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property and
    equipment......................    (579,856)          --            --              --        (375,720)
  Acquisitions.....................    (760,566)          --            --              --        (490,250)
  Proceeds from sales of oil and
    gas properties.................      10,853           --            --              --          15,418
  Investment in and advances to
    subsidiaries, net..............    (472,778)          --          (406)        (27,084)        (25,337)
  Other, net.......................     (15,380)          --            --              --         (21,495)
                                     ----------       ------         -----        --------       ---------
NET CASH USED IN INVESTING
  ACTIVITIES.......................  (1,817,727)          --          (406)        (27,084)       (897,384)
                                     ----------       ------         -----        --------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Long-term borrowings.............     892,315           --           156             202         712,347
  Payments on long-term debt.......    (361,925)          --            --              --        (431,606)
  Dividends paid...................     (52,945)          --            --              --              --
  Issuance (repurchase) of
    preferred stock................      (2,613)          --            --              --              --
  Common stock activity............     465,306           --            --          25,161          21,405
  Treasury stock activity, net.....     (17,730)          --            --              --              --
  Cost of debt and equity
    transactions...................        (838)          --            --              --              --
                                     ----------       ------         -----        --------       ---------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES.......................     921,570           --           156          25,363         302,146
                                     ----------       ------         -----        --------       ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................       3,715           --            --              --          20,287
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................       1,542           --            --              --          11,629
                                     ----------       ------         -----        --------       ---------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR.............................  $    5,257       $   --         $  --        $     --       $  31,916
                                     ==========       ======         =====        ========       =========


                                     RECLASSIFICATIONS
                                      & ELIMINATIONS     CONSOLIDATED
                                     -----------------   ------------
                                              (IN THOUSANDS)
CASH PROVIDED BY (USED IN)
  OPERATING
  ACTIVITIES.......................      $      --       $ 1,517,368
                                         ---------       -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property and
    equipment......................             --          (955,576)
  Acquisitions.....................             --        (1,250,816)
  Proceeds from sales of oil and
    gas properties.................             --            26,271
  Investment in and advances to
    subsidiaries, net..............        525,605                --
  Other, net.......................             --           (36,875)
                                         ---------       -----------
NET CASH USED IN INVESTING
  ACTIVITIES.......................        525,605        (2,216,996)
                                         ---------       -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Long-term borrowings.............       (479,039)        1,125,981
  Payments on long-term debt.......             --          (793,531)
  Dividends paid...................             --           (52,945)
  Issuance (repurchase) of
    preferred stock................             --            (2,613)
  Common stock activity............        (46,566)          465,306
  Treasury stock activity, net.....             --           (17,730)
  Cost of debt and equity
    transactions...................             --              (838)
                                         ---------       -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES.......................       (525,605)          723,630
                                         ---------       -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................             --            24,002
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................             --            13,171
                                         ---------       -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR.............................      $      --       $    37,173
                                         =========       ===========

                      APACHE CORPORATION AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


CONDENSED CONSOLIDATING BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                 ALL OTHER
                                                                    APACHE                      SUBSIDIARIES
                                       APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                     CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                     -----------   -------------   ---------   --------------   ------------
                                                                 (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........  $      224      $     --      $      2      $     127       $   51,533
  Receivables, net of allowance....     121,410            --            --             --          406,277
  Inventories......................      15,509            --            --             --           93,695
  Advances to oil and gas ventures
    and others.....................      19,468            --            --             --           58,536
  Short-term investments...........          --            --            --             --               --
                                     ----------      --------      --------      ---------       ----------
                                        156,611            --             2            127          610,041
                                     ----------      --------      --------      ---------       ----------
PROPERTY AND EQUIPMENT, NET........   3,403,716            --            --             --        5,061,869
                                     ----------      --------      --------      ---------       ----------
OTHER ASSETS:
  Intercompany receivable, net.....   1,146,086            --          (662)      (253,851)        (891,573)
  Goodwill, net....................          --            --            --             --          189,252
  Equity in affiliates.............   2,994,954       142,422       402,596        958,382         (808,503)
  Deferred charges and other.......      31,804            --            --          2,472            3,957
                                     ----------      --------      --------      ---------       ----------
                                     $7,733,171      $142,422      $401,936      $ 707,130       $4,165,043
                                     ==========      ========      ========      =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................  $  124,152      $     --      $     --      $      --       $   90,136
  Other accrued expenses...........     134,191            --         2,229          1,263          180,264
                                     ----------      --------      --------      ---------       ----------
                                        258,343            --         2,229          1,263          270,400
                                     ----------      --------      --------      ---------       ----------
LONG-TERM DEBT.....................   1,550,645            --       268,795        297,019           42,356
                                     ----------      --------      --------      ---------       ----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
    Income taxes...................     736,661            --       (11,510)        (1,205)         396,663
    Advances from gas purchasers...     125,453            --            --             --               --
    Oil and gas derivative
      instruments..................       3,507            --            --             --               --
    Other..........................     134,282            --            --             --           24,044
                                     ----------      --------      --------      ---------       ----------
                                        999,903            --       (11,510)        (1,205)         420,707
                                     ----------      --------      --------      ---------       ----------
PREFERRED INTERESTS OF
  SUBSIDIARIES.....................          --            --            --             --          436,626
                                     ----------      --------      --------      ---------       ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...............   4,924,280       142,422       142,422        410,053        2,994,954
                                     ----------      --------      --------      ---------       ----------
                                     $7,733,171      $142,422      $401,936      $ 707,130       $4,165,043
                                     ==========      ========      ========      =========       ==========


                                     RECLASSIFICATIONS
                                      & ELIMINATIONS     CONSOLIDATED
                                     -----------------   ------------
                                              (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........     $        --       $   51,886
  Receivables, net of allowance....              --          527,687
  Inventories......................              --          109,204
  Advances to oil and gas ventures
    and others.....................              --           78,004
  Short-term investments...........              --               --
                                        -----------       ----------
                                                 --          766,781
                                        -----------       ----------
PROPERTY AND EQUIPMENT, NET........              --        8,465,585
                                        -----------       ----------
OTHER ASSETS:
  Intercompany receivable, net.....              --               --
  Goodwill, net....................              --          189,252
  Equity in affiliates.............      (3,689,851)              --
  Deferred charges and other.......              --           38,233
                                        -----------       ----------
                                        $(3,689,851)      $9,459,851
                                        ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUIT
CURRENT LIABILITIES:
  Accounts payable.................     $        --       $  214,288
  Other accrued expenses...........              --          317,947
                                        -----------       ----------
                                                 --          532,235
                                        -----------       ----------
LONG-TERM DEBT.....................              --        2,158,815
                                        -----------       ----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
    Income taxes...................              --        1,120,609
    Advances from gas purchasers...              --          125,453
    Oil and gas derivative
      instruments..................              --            3,507
    Other..........................              --          158,326
                                        -----------       ----------
                                                 --        1,407,895
                                        -----------       ----------
PREFERRED INTERESTS OF
  SUBSIDIARIES.....................              --          436,626
                                        -----------       ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...............      (3,689,851)       4,924,280
                                        -----------       ----------
                                        $(3,689,851)      $9,459,851
                                        ===========       ==========

                      APACHE CORPORATION AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


CONDENSED CONSOLIDATING BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                 ALL OTHER
                                                                    APACHE                      SUBSIDIARIES
                                       APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                     CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                     -----------   -------------   ---------   --------------   ------------
                                                                 (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........  $    6,383      $     --      $      2      $       --     $    29,240
  Receivables, net of allowance....      94,881            --            --              --         309,912
  Inventories......................      17,024            --            --              --          85,512
  Advances to oil and gas ventures
    and others.....................      24,644            --            --              --          27,201
  Short-term investments...........          --            --            --              --         102,950
                                     ----------      --------      --------      ----------     -----------
                                        142,932            --             2              --         554,815
                                     ----------      --------      --------      ----------     -----------
PROPERTY AND EQUIPMENT, NET........   3,098,485            --            --              --       4,914,587
                                     ----------      --------      --------      ----------     -----------
OTHER ASSETS:
  Intercompany receivable, net.....   1,426,455            --           (25)       (251,025)     (1,175,405)
  Goodwill, net....................          --            --            --              --         188,812
  Equity in affiliates.............   2,566,969       103,577       369,691       1,082,328        (812,827)
  Deferred charges and other.......      27,688            --            --           2,564           3,771
                                     ----------      --------      --------      ----------     -----------
                                     $7,262,529      $103,577      $369,668      $  833,867     $ 3,673,753
                                     ==========      ========      ========      ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................  $   75,164      $     --      $     --      $       --     $   104,614
  Other accrued expenses...........     165,858            --         2,599           1,246         172,977
                                     ----------      --------      --------      ----------     -----------
                                        241,022            --         2,599           1,246         277,591
                                     ----------      --------      --------      ----------     -----------
LONG-TERM DEBT.....................   1,605,201            --       268,615         296,988          73,553
                                     ----------      --------      --------      ----------     -----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
    Income taxes...................     696,441            --        (5,123)             18         300,387
    Advances from gas purchasers...     140,027            --            --              --              --
    Other..........................     161,355            --            --              --          14,570
                                     ----------      --------      --------      ----------     -----------
                                        997,823            --        (5,123)             18         314,957
                                     ----------      --------      --------      ----------     -----------
PREFERRED INTERESTS OF
  SUBSIDIARIES.....................          --            --            --              --         440,683
                                     ----------      --------      --------      ----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...............   4,418,483       103,577       103,577         535,615       2,566,969
                                     ----------      --------      --------      ----------     -----------
                                     $7,262,529      $103,577      $369,668      $  833,867     $ 3,673,753
                                     ==========      ========      ========      ==========     ===========


                                     RECLASSIFICATIONS
                                      & ELIMINATIONS     CONSOLIDATED
                                     -----------------   ------------
                                              (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........     $        --       $   35,625
  Receivables, net of allowance....              --          404,793
  Inventories......................              --          102,536
  Advances to oil and gas ventures
    and others.....................              --           51,845
  Short-term investments...........              --          102,950
                                        -----------       ----------
                                                 --          697,749
                                        -----------       ----------
PROPERTY AND EQUIPMENT, NET........              --        8,013,072
                                        -----------       ----------
OTHER ASSETS:
  Intercompany receivable, net.....              --               --
  Goodwill, net....................              --          188,812
  Equity in affiliates.............      (3,309,738)              --
  Deferred charges and other.......              --           34,023
                                        -----------       ----------
                                        $(3,309,738)      $8,933,656
                                        ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUIT
CURRENT LIABILITIES:
  Accounts payable.................     $        --       $  179,778
  Other accrued expenses...........              --          342,680
                                        -----------       ----------
                                                 --          522,458
                                        -----------       ----------
LONG-TERM DEBT.....................              --        2,244,357
                                        -----------       ----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
    Income taxes...................              --          991,723
    Advances from gas purchasers...              --          140,027
    Other..........................              --          175,925
                                        -----------       ----------
                                                 --        1,307,675
                                        -----------       ----------
PREFERRED INTERESTS OF
  SUBSIDIARIES.....................              --          440,683
                                        -----------       ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...............      (3,309,738)       4,418,483
                                        -----------       ----------
                                        $(3,309,738)      $8,933,656
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

JOHN A. KOCUR(1)(3)
Attorney at Law; Former Vice Chairman of the Board,
Apache Corporation

GEORGE D. LAWRENCE(1)(3)
Private Investor; Former Chief Executive Officer,
The Phoenix Resource Companies, Inc.

F. H. MERELLI(1)(2)
Chairman of the Board,
Chief Executive Officer and President
Cimarex Energy Co.
(formerly Key Production Company, Inc.)

RODMAN D. PATTON(2)
Former Managing Director,
Merrill Lynch Energy Group

CHARLES J. PITMAN(4)

Former Regional President -- Middle East/Caspian/ Egypt/India, BP Amoco plc;

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

SHAREHOLDER INFORMATION

  STOCK DATA


                                                                          DIVIDENDS
                                                     PRICE RANGE*        PER SHARE**
                                                    ---------------   -----------------
                                                     HIGH     LOW     DECLARED    PAID
                                                    ------   ------   --------   ------
2002
First Quarter.....................................  $27.72   $21.13    $.0475    $.0475
Second Quarter....................................   28.62    25.04     .0475     .0475
Third Quarter.....................................   28.57    21.46     .0475     .0475
Fourth Quarter....................................   28.88    23.55     .0475     .0475
2001
First Quarter.....................................  $31.55   $23.47    $   --    $   --
Second Quarter....................................   28.92    20.80        --        --
Third Quarter.....................................   23.55    16.56      .121        --
Fourth Quarter....................................   23.87    17.57     .0475      .121


---------------


 * Per share prices have been adjusted to reflect the effects of the ten percent stock dividend in 2001, the five percent stock dividend in 2002 and the two-for-one stock split in 2003.



** The amounts in the chart have been adjusted to reflect the ten percent stock dividend in 2001, the five percent stock dividend in 2002 and the two-for-one stock split in 2003.


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

     WEB SITE: http://www.apachecorp.com

                                 EXHIBIT INDEX



EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
    2.1    --    Agreement and Plan of Merger among Registrant, YPY
                 Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                 dated March 27, 1996 (incorporated by reference to Exhibit
                 2.1 to Registrant's Registration Statement on Form S-4,
                 Registration No. 333-02305, filed April 5, 1996).
    2.2    --    Purchase and Sale Agreement by and between BP Exploration &
                 Production Inc., as seller, and Registrant, as buyer, dated
                 January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed January
                 13, 2003, SEC File No. 1-4300).
    2.3    --    Sale and Purchase Agreement by and between BP Exploration
                 Operating Company Limited, as seller, and Apache North Sea
                 Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
                 Form 8-K, filed January 13, 2003, SEC File No. 1-4300).
    3.1    --    Restated Certificate of Incorporation of Registrant, dated
                 December 16, 1999, as filed with the Secretary of State of
                 Delaware on December 17, 1999 (incorporated by reference to
                 Exhibit 99.1 to Registrant's Current Report on Form 8-K,
                 filed February 7, 2000, SEC File No. 1-4300).
    3.2    --    Bylaws of Registrant, as amended May 2, 2002 (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, SEC File
                 No. 1-4300).
    4.1    --    Form of Certificate for Registrant's Common Stock
                 (incorporated by reference to Exhibit 4.1 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1995,
                 SEC File No. 1-4300).
    4.2    --    Form of Certificate for Registrant's 5.68% Cumulative
                 Preferred Stock, Series B (incorporated by reference to
                 Exhibit 4.2 to Amendment No. 2 on Form 8-K/A, filed August
                 25, 1998, to Registrant's Current Report on Form 8-K, filed
                 August 18, 1998, SEC File No. 1-4300).
    4.3    --    Form of Certificate for Registrant's Automatically
                 Convertible Equity Securities, Conversion Preferred Stock,
                 Series C (incorporated by reference to Exhibit 99.8 to
                 Amendment No. 1 on Form 8-K/A, filed May 12, 1999, to
                 Registrant's Current Report on Form 8-K, filed April 29,
                 1999, SEC File No. 1-4300).
    4.4    --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                 Statement on Form 8-A, dated January 24, 1996, SEC File No.
                 1-4300).
   10.1    --    Credit Agreement, dated June 12, 1997, among Registrant, the lenders named therein, Morgan Guaranty Trust Company, as
                 Global Documentation Agent and U.S. Syndication Agent, The
                 First National Bank of Chicago, as U.S. Documentation Agent,
                 NationsBank of Texas, N.A., as Co-Agent, Union Bank of
                 Switzerland, Houston Agency, as Co-Agent, and The Chase
                 Manhattan Bank, as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed June 25, 1997, SEC File No. 1-4300).
   10.2    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                 Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Bank of America, N.A. and Wachovia
                 Bank, National Association, as U.S. Co-Syndication Agents,
                 and Citibank, N.A. and Union Bank of California, N.A., as
                 U.S. Co-Documentation Agents (excluding exhibits and
                 schedules) (incorporated by reference to Exhibit 10.2 to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-4300).
   10.3    --    Form of 364-Day Credit Agreement, dated as of June 3, 2002, among Registrant, the Lenders named therein, JPMorgan Chase
                 Bank, as Global Administrative Agent, Bank of America, N.A.,
                 as Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Bank of America, N.A. and BNP Paribas,
                 as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New
                 York Branch, and Societe Generale, as 364-Day
                 Co-Documentation Agents (excluding exhibits and schedules)
                 (incorporated by reference to Exhibit 10.3 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2002, SEC File No. 1-4300).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
   10.4    --    Credit Agreement, dated June 12, 1997, among Apache Canada
                 Ltd., a wholly-owned subsidiary of the Registrant, the
                 Lenders named therein, Morgan Guaranty Trust Company, as
                 Global Documentation Agent, Royal Bank of Canada, as
                 Canadian Documentation Agent, The Chase Manhattan Bank of
                 Canada, as Canadian Syndication Agent, Bank of Montreal, as
                 Canadian Administrative Agent, and The Chase Manhattan Bank,
                 as Global Administrative Agent (incorporated by reference to
                 Exhibit 10.2 to Registrant's Current Report on Form 8-K,
                 filed June 25, 1997, SEC File No. 1-4300).
   10.5    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global
                 Administrative Agent, Bank of America, N.A., as Global
                 Syndication Agent, Citibank, N.A., as Global Documentation
                 Agent, Royal Bank of Canada, as Canadian Administrative
                 Agent, The Bank of Nova Scotia and The Toronto-Dominion
                 Bank, as Canadian Co-Syndication Agents, and BNP Paribas
                 (Canada) and Bayerische Landesbank Girozentrale, as Canadian
                 Co-Documentation Agents (excluding exhibits and schedules)
                 (incorporated by reference to Exhibit 10.4 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2002, SEC File No. 1-4300).
   10.6    --    Credit Agreement, dated June 12, 1997, among Apache Energy
                 Limited and Apache Oil Australia Pty Limited, wholly-owned subsidiaries of the Registrant, the Lenders named therein,
                 Morgan Guaranty Trust Company, as Global Documentation
                 Agent, Bank of America National Trust and Savings
                 Association, Sydney Branch, as Australian Documentation
                 Agent, The Chase Manhattan Bank, as Australian Syndication
                 Agent, Citisecurities Limited, as Australian Admin-
                 istrative Agent, and The Chase Manhattan Bank, as Global
                 Administrative Agent (incorporated by reference to Exhibit
                 10.3 to Registrant's Current Report on Form 8-K, filed June
                 25, 1997, SEC File No. 1-4300).
   10.7    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Apache Energy Limited, a wholly-owned subsidiary of
                 Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                 Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Citisecurities Limited, as Australian
                 Administrative Agent, Bank of America, N.A., Sydney Branch,
                 and Deutsche Bank AG, Sydney Branch, as Australian Co-
                 Syndication Agents, and Royal Bank of Canada and Bank One,
                 NA, Australia Branch, as Australian Co-Documentation Agents
                 (excluding exhibits and schedules) (incorporated by
                 reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File
                 No. 1-4300).
   10.8    --    Concession Agreement for Petroleum Exploration and
                 Exploitation in the Khalda Area in Western Desert of Egypt
                 by and among Arab Republic of Egypt, the Egyptian General
                 Petroleum Corporation and Phoenix Resources Company of
                 Egypt, dated April 6, 1981 (incorporated by reference to
                 Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                 year ended December 31, 1984, SEC File No. 1-547).
   10.9    --    Amendment, dated July 10, 1989, to Concession Agreement for
                 Petroleum Exploration and Exploitation in the Khalda Area in
                 Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                 Resources Company of Egypt incorporated by reference to
                 Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                 for quarter ended June 30, 1989, SEC File No. 1-547).
   10.10   --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                 Company of Egypt and Conoco Khalda Inc (incorporated by
                 reference to Exhibit 10.1 to Phoenix's Registration
                 Statement on Form S-1, Registration No. 33-1069, filed
                 October 23, 1985).
   10.11   --    Amendment, dated March 30, 1989, to Farmout Agreement
                 relating to the Khalda Area Concession, by and between
                 Phoenix Resources Company of Egypt and Conoco Khalda Inc
                 (incorporated by reference to Exhibit 10(d)(5) to Phoenix's
                 Quarterly Report on Form 10-Q for quarter ended June 30,
                 1989, SEC File No. 1-547).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
   10.12   --    Amendment, dated May 21, 1995, to Concession Agreement for
                 Petroleum Exploration and Exploitation in the Khalda Area in
                 Western Desert of Egypt between Arab Republic of Egypt, the
                 Egyptian General Petroleum Corporation, Repsol Exploracion
                 Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                 Corporation (incorporated by reference to exhibit 10.12 to
                 Registrant's Annual Report on Form 10-K for year ended
                 December 31, 1997, SEC File No. 1-4300).
   10.13   --    Concession Agreement for Petroleum Exploration and
                 Exploitation in the Qarun Area in Western Desert of Egypt,
                 between Arab Republic of Egypt, the Egyptian General
                 Petroleum Corporation, Phoenix Resources Company of Qarun
                 and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                 Form 10-K for year ended December 31, 1993, SEC File No.
                 1-547).
   10.14   --    Agreement for Amending the Gas Pricing Provisions under the
                 Concession Agreement for Petroleum Exploration and
                 Exploitation in the Qarun Area, effective June 16, 1994
                 (incorporated by reference to Exhibit 10.18 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1996,
                 SEC File No. 1-4300).
  +10.15   --    Apache Corporation Corporate Incentive Compensation Plan A
                 (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                 1-4300).
  +10.16   --    Apache Corporation Corporate Incentive Compensation Plan B
                 (Strategic Objectives Format), dated July 16, 1998
                 (incorporated by reference to Exhibit 10.14 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1998,
                 SEC File No. 1-4300).
  +10.17   --    Apache Corporation 401(k) Savings Plan, dated August 1, 2002
                 (incorporated by reference to Exhibit 10.1 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2002, SEC File No. 1-4300).
+**10.18   --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                 January 27, 2003, effective as January 1, 2003.
  +10.19   --    Apache Corporation Money Purchase Retirement Plan, dated
                 August 1, 2002 (incorporated by reference to Exhibit 10.2 to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 1-4300).
+**10.20   --    Amendment to Apache Corporation Money Purchase Retirement
                 Plan, dated January 27, 2003, effective as of January 1,
                 2003.
  +10.21   --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                 restated as of January 1, 1997, and amendments effective as of January 1, 1997, January 1, 1998 and January 1, 1999
                 (incorporated by reference to Exhibit 10.17 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1998,
                 SEC File No. 1-4300).
  +10.22   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                 Corporation, dated February 22, 2000, effective as of
                 January 1, 1999 (incorporated by reference to Exhibit 4.7 to
                 Registrant's Registration Statement on Form S-8,
                 Registration No. 333-31092, filed February 25, 2000); and
                 Amendment dated July 27, 2000 (incorporated by reference to
                 Exhibit 4.8 to Post-Effective Amendment No. 1 to
                 Registrant's Registration Statement on Form S-8,
                 Registration No. 333-31092, filed August 18, 2000).
  +10.23   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                 Corporation, dated August 3, 2001, effective as of September
                 1, 2000 and July 1, 2001 (incorporated by reference to
                 Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended June 30,
                 2001, SEC File No. 1-4300).
  +10.24   --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001, (incorporated by reference to
                 Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended September
                 30, 2001, SEC File No. 1-4300).
  +10.25   --    Apache Corporation 1995 Stock Option Plan, as amended and
                 restated September 13, 2001, (incorporated by reference to
                 Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended September
                 30, 2001, SEC File No. 1-4300).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
+**10.26   --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 5, 2003, effective as of March 12,
                 2003.
  +10.27   --    Apache Corporation 1996 Performance Stock Option Plan, as
                 amended and restated September 13, 2001 (incorporated by
                 reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter
                 ended September 30, 2001, SEC File No. 1-4300).
  +10.28   --    Apache Corporation 1998 Stock Option Plan, as amended and
                 restated September 13, 2001 (incorporated by reference to
                 Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended September
                 30, 2001, SEC File No. 1-4300).
  +10.29   --    Apache Corporation 2000 Stock Option Plan, as amended and
                 restated March 5, 2003 (incorporated by reference to Exhibit
                 4.5 to Registrant's Registration Statement on Form S-8,
                 Registration No. 333-103758, filed March 12, 2003).
  +10.30   --    1990 Employee Stock Option Plan of The Phoenix Resource
                 Companies, Inc., as amended through September 29, 1995,
                 effective April 9, 1990 (incorporated by reference to
                 Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                 year ended December 31, 1996, SEC File No. 1-4300).
  +10.31   --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit
                 10.30 to Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 2001, SEC File No. 1-4300).
  +10.32   --    Apache Corporation Deferred Delivery Plan, as amended and
                 restated December 18, 2002, effective as of May 2, 2002
                 (incorporated by reference o Exhibit 4.5 to Post-Effective
                 Amendment No. 2 to Registrant's Registration Statement on
                 Form S-8, Registration No. 333-31092, filed March 11, 2003).
  +10.33   --    Apache Corporation Executive Restricted Stock Plan, as
                 amended and restated December 18, 2002, effective as of May
                 2, 2002 (incorporated by reference to Exhibit 4.5 to
                 Post-Effective Amendment No. 1 to Registrant's Registration
                 Statement on Form S-8, Registration No. 333-97403, filed
                 December 30, 2002).
  +10.34   --    Apache Corporation Non-Employee Directors' Compensation
                 Plan, as amended and restated December 17, 1998
                 (incorporated by reference to Exhibit 10.26 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1998,
                 SEC File No. 1-4300).
  +10.35   --    Apache Corporation Outside Directors' Retirement Plan, as
                 amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                 10-Q, as amended by Form 10-Q/A, for the quarter ended June
                 30, 2001, SEC File No. 1-4300).
  +10.36   --    Apache Corporation Equity Compensation Plan for Non-Employee
                 Directors, as amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.09 to Registrant's Quarterly
                 Report on Form 10-Q, as amended by Form 10-Q/A, for the
                 quarter ended June 30, 2001, SEC File No. 1-4300).
  +10.37   --    Amended and Restated Employment Agreement, dated December 5,
                 1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                 Form 10-K for year ended December 31, 1996, SEC File No.
                 1-4300).
  +10.38   --    First Amendment, dated April 4, 1996, to Restated Employment
                 Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                 1-4300).
  +10.39   --    Amended and Restated Employment Agreement, dated December
                 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                 1-4300).
  +10.40   --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                 10.6 to Registrant's Annual Report on Form 10-K for year
                 ended December 31, 1989, SEC File No. 1-4300).
  +10.41   --    Amended and Restated Conditional Stock Grant Agreement,
                 dated June 6, 2001, between Registrant and G. Steven Farris
                 (incorporated by reference to Exhibit 10.10 to Registrant's
                 Quarterly Report by Form 10-Q, as amended on Form 10-Q/A,
                 for the quarter ended June 30, 2001, SEC File No. 1-4300).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
   10.42   --    Amended and Restated Gas Purchase Agreement, effective July
                 1, 1998, by and among Registrant and MW Petroleum
                 Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to
                 Registrant's Current Report on Form 8-K, filed June 23,
                 1998, SEC File No. 1-4300).
   10.43   --    Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company
                 Limited (incorporated by reference to Exhibit 10.1 to Regis-
                 trant's Current Report on Form 8-K, filed January 13, 2003,
                 SEC File No. 1-4300).
 **12.1    --    Statement of Computation of Ratios of Earnings to Fixed
                 Charges and Combined Fixed Charges and Preferred Stock
                 Dividends
 **21.1    --    Subsidiaries of Registrant
  *23.1    --    Consent of Ernst & Young LLP
 **23.2    --    Consent of Ryder Scott Company L.P., Petroleum Consultants
 **24.1    --    Power of Attorney (included as a part of the signature pages to this report)
  *31.1    --    Certification of Chief Executive Officer
  *31.2    --    Certification of Chief Financial Officer
  *32.1    --    Certification of Chief Executive Officer and Chief Financial
                 Officer


---------------

 * Filed herewith.


**Previously filed.


 + Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.


     NOTE: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant's consolidated assets have been omitted and will be provided to the Commission upon request.