Form 10-K/A
period 2003-12-31
APACHE CORP
filed 2004-03-15
CIK 6769

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


                                  FORM 10-K/A

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

                               EXPLANATORY NOTE

Amendment No. 1 to Apache Corporation's Form 10-K for the year ended December 31, 2003 is being filed to include three exhibits that were inadvertently omitted from the original 10-K filing submitted on March 12, 2003. Included in this filing is Part IV, the signature page, and the Exhibit Index. There have been no changes to the balance of the Form 10-K from the original filing.

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

      3. Exhibits


  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
     2.1      --    Agreement and Plan of Merger among Registrant, YPY
                    Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                    dated March 27, 1996 (incorporated by reference to Exhibit
                    2.1 to Registrant's Registration Statement on Form S-4,
                    Registration No. 333-02305, filed April 5, 1996).
     2.2      --    Purchase and Sale Agreement by and between BP Exploration &
                    Production Inc., as seller, and Registrant, as buyer, dated
                    January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated and filed
                    January 13, 2003, SEC File No. 1-4300).
     2.3      --    Sale and Purchase Agreement by and between BP Exploration
                    Operating Company Limited, as seller, and Apache North Sea
                    Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
                    Form 8-K, dated and filed January 13, 2003, SEC File No.
                    1-4300).
   **3.1      --    Restated Certificate of Incorporation of Registrant, dated
                    February 11, 2004, as filed with the Secretary of State of
                    Delaware on February 12, 2004.
   **3.2      --    Bylaws of Registrant, as amended February 5, 2004.
     4.1      --    Form of Certificate for Registrant's Common Stock
                    (incorporated by reference to Exhibit 4.1 to Registrant's
                    Annual Report on Form 10-K for year ended December 31, 1995,
                    SEC File No. 1-4300).
     4.2      --    Form of Certificate for Registrant's 5.68% Cumulative
                    Preferred Stock, Series B (incorporated by reference to
                    Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant's
                    Current Report on Form 8-K, dated and filed April 18, 1998,
                    SEC File No. 1-4300).

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
     4.3      --    Form of Certificate for Registrant's Automatically
                    Convertible Equity Securities, Conversion Preferred Stock,
                    Series C (incorporated by reference to Exhibit 99.8 to
                    Amendment No. 1 on Form 8-K/A to Registrant's Current Report
                    on Form 8-K, dated and filed April 29, 1999, SEC File No.
                    1-4300).
     4.4      --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                    Statement on Form 8-A, dated January 24, 1996, SEC File No.
                    1-4300).
    10.1      --    Credit Agreement, dated June 12, 1997, among Registrant, the lenders named therein, Morgan Guaranty Trust Company, as
                    Global Documentation Agent and U.S. Syndication Agent, The
                    First National Bank of Chicago, as U.S. Documentation Agent,
                    NationsBank of Texas, N.A., as Co-Agent, Union Bank of
                    Switzerland, Houston Agency, as Co-Agent, and The Chase
                    Manhattan Bank, as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated June 13, 1997, filed June 25, 1997, SEC
                    File No. 1-4300).
    10.2      --    Form of Credit Agreement, dated as of June 3, 2002, among
                    Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                    Global Syndication Agent, Citibank, N.A., as Global
                    Documentation Agent, Bank of America, N.A. and Wachovia
                    Bank, National Association, as U.S. Co-Syndication Agents,
                    and Citibank, N.A. and Union Bank of California, N.A., as
                    U.S. Co-Documentation Agents (excluding exhibits and
                    schedules) (incorporated by reference to Exhibit 10.2 to
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-4300).
    10.3      --    Form of 364-Day Credit Agreement, dated as of June 3, 2002, among Registrant, the Lenders named therein, JPMorgan Chase
                    Bank, as Global Administrative Agent, Bank of America, N.A.,
                    as Global Syndication Agent, Citibank, N.A., as Global
                    Documentation Agent, Bank of America, N.A. and BNP Paribas,
                    as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New
                    York Branch, and Societe Generale, as 364-Day
                    Co-Documentation Agents (excluding exhibits and schedules)
                    (incorporated by reference to Exhibit 10.3 to Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2002, SEC File No. 1-4300).
    10.4      --    Credit Agreement, dated June 12, 1997, among Apache Canada
                    Ltd., a wholly-owned subsidiary of the Registrant, the
                    Lenders named therein, Morgan Guaranty Trust Company, as
                    Global Documentation Agent, Royal Bank of Canada, as
                    Canadian Documentation Agent, The Chase Manhattan Bank of
                    Canada, as Canadian Syndication Agent, Bank of Montreal, as
                    Canadian Administrative Agent, and The Chase Manhattan Bank,
                    as Global Administrative Agent (incorporated by reference to
                    Exhibit 10.2 to Registrant's Current Report on Form 8-K,
                    dated June 13, 1997, filed June 25, 1997, SEC File No.
                    1-4300).
    10.5      --    Form of Credit Agreement, dated as of June 3, 2002, among
                    Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global
                    Administrative Agent, Bank of America, N.A., as Global
                    Syndication Agent, Citibank, N.A., as Global Documentation
                    Agent, Royal Bank of Canada, as Canadian Administrative
                    Agent, The Bank of Nova Scotia and The Toronto-Dominion
                    Bank, as Canadian Co-Syndication Agents, and BNP Paribas
                    (Canada) and Bayerische Landesbank Girozentrale, as Canadian
                    Co-Documentation Agents (excluding exhibits and schedules)
                    (incorporated by reference to Exhibit 10.4 to Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2002, SEC File No. 1-4300).

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
    10.6      --    Credit Agreement, dated June 12, 1997, among Apache Energy
                    Limited and Apache Oil Australia Pty Limited, wholly-owned subsidiaries of the Registrant, the Lenders named therein,
                    Morgan Guaranty Trust Company, as Global Documentation
                    Agent, Bank of America National Trust and Savings
                    Association, Sydney Branch, as Australian Documentation
                    Agent, The Chase Manhattan Bank, as Australian Syndication
                    Agent, Citisecurities Limited, as Australian Administrative
                    Agent, and The Chase Manhattan Bank, as Global
                    Administrative Agent (incorporated by reference to Exhibit
                    10.3 to Registrant's Current Report on Form 8-K, dated June
                    13, 1997, filed June 25, 1997, SEC File No. 1-4300).
    10.7      --    Form of Credit Agreement, dated as of June 3, 2002, among
                    Apache Energy Limited, a wholly-owned subsidiary of
                    Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                    Global Syndication Agent, Citibank, N.A., as Global
                    Documentation Agent, Citisecurities Limited, as Australian
                    Administrative Agent, Bank of America, N.A., Sydney Branch,
                    and Deutsche Bank AG, Sydney Branch, as Australian
                    Co-Syndication Agents, and Royal Bank of Canada and Bank
                    One, NA, Australia Branch, as Australian Co-Documentation
                    Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File
                    No. 1-4300).
    10.8      --    Concession Agreement for Petroleum Exploration and
                    Exploitation in the Khalda Area in Western Desert of Egypt
                    by and among Arab Republic of Egypt, the Egyptian General
                    Petroleum Corporation and Phoenix Resources Company of
                    Egypt, dated April 6, 1981 (incorporated by reference to
                    Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                    year ended December 31, 1984, SEC File No. 1-547).
    10.9      --    Amendment, dated July 10, 1989, to Concession Agreement for
                    Petroleum Exploration and Exploitation in the Khalda Area in
                    Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                    Resources Company of Egypt incorporated by reference to
                    Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                    for quarter ended June 30, 1989, SEC File No. 1-547).
    10.10     --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                    Company of Egypt and Conoco Khalda Inc. (incorporated by
                    reference to Exhibit 10.1 to Phoenix's Registration
                    Statement on Form S-1, Registration No. 33-1069, filed
                    October 23, 1985).
    10.11     --    Amendment, dated March 30, 1989, to Farmout Agreement
                    relating to the Khalda Area Concession, by and between
                    Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                    (incorporated by reference to Exhibit 10(d)(5) to Phoenix's
                    Quarterly Report on Form 10-Q for quarter ended June 30,
                    1989, SEC File No. 1-547).
    10.12     --    Amendment, dated May 21, 1995, to Concession Agreement for
                    Petroleum Exploration and Exploitation in the Khalda Area in
                    Western Desert of Egypt between Arab Republic of Egypt, the
                    Egyptian General Petroleum Corporation, Repsol Exploracion
                    Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                    Corporation (incorporated by reference to Exhibit 10.12 to
                    Registrant's Annual Report on Form 10-K for year ended
                    December 31, 1997, SEC File No. 1-4300).
    10.13     --    Concession Agreement for Petroleum Exploration and
                    Exploitation in the Qarun Area in Western Desert of Egypt,
                    between Arab Republic of Egypt, the Egyptian General
                    Petroleum Corporation, Phoenix Resources Company of Qarun
                    and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                    Form 10-K for year ended December 31, 1993, SEC File No.
                    1-547).

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
    10.14     --    Agreement for Amending the Gas Pricing Provisions under the
                    Concession Agreement for Petroleum Exploration and
                    Exploitation in the Qarun Area, effective June 16, 1994
                    (incorporated by reference to Exhibit 10.18 to Registrant's
                    Annual Report on Form 10-K for year ended December 31, 1996,
                    SEC File No. 1-4300).
   +10.15     --    Apache Corporation Corporate Incentive Compensation Plan A
                    (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                    1-4300).
   +10.16     --    Apache Corporation Corporate Incentive Compensation Plan B
                    (Strategic Objectives Format), dated July 16, 1998
                    (incorporated by reference to Exhibit 10.14 to Registrant's
                    Annual Report on Form 10-K for year ended December 31, 1998,
                    SEC File No. 1-4300).
   +10.17     --    Apache Corporation 401(k) Savings Plan, dated August 1, 2002
                    (incorporated by reference to Exhibit 10.1 to Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2002, SEC File No. 1-4300).
   +10.18     --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                    January 27, 2003, effective January 1, 2003 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on
                    Form 10-K, as amended by Form 10-K/A, for year ended
                    December 31, 2002, SEC File No. 1-4300).
   +10.19     --    Apache Corporation Money Purchase Retirement Plan, dated
                    August 1, 2002 (incorporated by reference to Exhibit 10.2 to
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 1-4300).
   +10.20     --    Amendment to Apache Corporation Money Purchase Retirement
                    Plan, dated January 27, 2003, effective January 1, 2003
                    (incorporated by reference to Exhibit 10.20 to Registrant's
                    Annual Report on Form 10-K for year ended December 31, 2002,
                    SEC File No. 1-4300).
   +10.21     --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                    restated January 1, 1997, and amendments effective January
                    1, 1997, January 1, 1998 and January 1, 1999 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                    1-4300).
   +10.22     --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                    Corporation, dated February 22, 2000, effective January 1,
                    1999 (incorporated by reference to Exhibit 4.7 to
                    Registrant's Registration Statement on Form S-8,
                    Registration No. 333-31092, filed February 25, 2000); and
                    Amendment dated July 27, 2000 (incorporated by reference to
                    Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                    Statement on Form S-8, Registration No. 333-31092, filed
                    August 18, 2000).
   +10.23     --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                    Corporation, dated August 3, 2001, effective September 1,
                    2000 and July 1, 2001 (incorporated by reference to Exhibit
                    10.13 to Registrant's Quarterly Report on Form 10-Q, as
                    amended by Form 10-Q/A, for the quarter ended June 30, 2001,
                    SEC File No. 1-4300).
  +*10.24     --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                    Corporation, dated December 18, 2003, effective January 1,
                    2004.
   +10.25     --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to
                    Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q,
                    as amended by Form 10-Q/A, for the quarter ended September
                    30, 2001, SEC File No. 1-4300).
   +10.26     --    Apache Corporation 1995 Stock Option Plan, as amended and
                    restated September 13, 2001 (incorporated by reference to
                    Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q
                    for the quarter ended September 30, 2001, as amended by Form
                    10-Q/A, SEC File No. 1-4300).
  +*10.27     --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 5, 2004.

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
   +10.28     --    Apache Corporation 1996 Performance Stock Option Plan, as
                    amended and restated September 13, 2001 (incorporated by
                    reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter
                    ended September 30, 2001, SEC File No. 1-4300).
   +10.29     --    Apache Corporation 1998 Stock Option Plan, as amended and
                    restated September 13, 2001 (incorporated by reference to
                    Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q,
                    as amended by Form 10-Q/A, for the quarter ended September
                    30, 2001, SEC File No. 1-4300).
   +10.30     --    Apache Corporation 2000 Stock Option Plan, as amended and
                    restated March 5, 2003 (incorporated by reference to Exhibit
                    4.5 to Registrant's Registration Statement on Form S-8,
                    Registration No. 333-103758, filed March 12, 2003).
  +*10.31     --    Apache Corporation 2003 Stock Appreciation Rights Plan,
                    dated and effective May 1, 2003.
   +10.32     --    1990 Employee Stock Option Plan of The Phoenix Resource
                    Companies, Inc., as amended through September 29, 1995,
                    effective April 9, 1990 (incorporated by reference to
                    Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                    year ended December 31, 1996, SEC File No. 1-4300).
   +10.33     --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit
                    10.30 to Registrant's Annual Report on Form 10-K for the
                    year ended December 31, 2001, SEC File No. 1-4300).
   +10.34     --    Apache Corporation Deferred Delivery Plan, as amended and
                    restated December 18, 2002, effective May 2, 2002
                    (incorporated by reference to Exhibit 4.5 to Post-Effective
                    Amendment No. 2 to Registrant's Registration Statement on
                    Form S-8, Registration No. 333-31092, filed March 11, 2003).
   +10.35     --    Apache Corporation Executive Restricted Stock Plan, as
                    amended and restated December 18, 2002, effective May 2,
                    2002 (incorporated by reference to Exhibit 4.5 to Post
                    Effective Amendment No. 1 to Registrant's Registration
                    Statement on Form S-8, Registration No. 333-97403, filed
                    December 30, 2002).
   +10.36     --    Apache Corporation Non-Employee Directors' Compensation
                    Plan, as amended and restated May 1, 2003, effective July 1,
                    2003 (incorporated by reference to Exhibit 10.1 to
                    Registrant's Quarterly Report on Form 10-Q, as amended by
                    Form 10-Q/A, for the quarter ended June 30, 2003, SEC File
                    No. 1-4300).
   +10.37     --    Apache Corporation Outside Directors' Retirement Plan, as
                    amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                    10-Q, as amended by Form 10-Q/A, for the quarter ended June
                    30, 2001, SEC File No. 1-4300).
 **+10.38     --    Apache Corporation Equity Compensation Plan for Non-Employee
                    Directors, as amended and restated February 5, 2004.
   +10.39     --    Amended and Restated Employment Agreement, dated December 5,
                    1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                    Form 10-K for year ended December 31, 1996, SEC File No.
                    1-4300).
   +10.40     --    First Amendment, dated April 4, 1996, to Restated Employment
                    Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                    1-4300).
   +10.41     --    Amended and Restated Employment Agreement, dated December
                    20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                    1-4300).

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
   +10.42     --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                    10.6 to Registrant's Annual Report on Form 10-K for year
                    ended December 31, 1989, SEC File No. 1-4300).
   +10.43     --    Amended and Restated Conditional Stock Grant Agreement,
                    dated June 6, 2001, between Registrant and G. Steven Farris
                    (incorporated by reference to Exhibit 10.10 to Registrant's
                    Quarterly Report on Form 10-Q, as amended by Form 10-Q/A,
                    for the quarter ended June 30, 2001, SEC File No. 1-4300).
    10.44     --    Amended and Restated Gas Purchase Agreement, effective July
                    1, 1998, by and among Registrant and MW Petroleum
                    Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to
                    Registrant's Current Report on Form 8-K, dated June 18,
                    1998, filed June 23, 1998, SEC File No. 1-4300).
    10.45     --    Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company
                    Limited (incorporated by reference to Registrant's Current
                    Report on Form 8-K, dated and filed January 13, 2003, SEC
                    File No. 1-4300).
  **12.1      --    Statement of Computation of Ratios of Earnings to Fixed
                    Charges and Combined Fixed Charges and Preferred Stock
                    Dividends
  **14.1      --    Code of Business Conduct
  **21.1      --    Subsidiaries of Registrant
  **23.1      --    Consent of Ernst & Young LLP
  **23.2      --    Consent of Ryder Scott Company L.P., Petroleum Consultants
  **24.1      --    Power of Attorney (included as a part of the signature pages to this report)
  **31.1      --    Certification of Chief Executive Officer
  **31.2      --    Certification of Chief Financial Officer
  **32.1      --    Certification of Chief Executive Officer and Chief Financial
                    Officer


---------------
 * Filed herewith.


** Previously filed


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


                                                 /s/ G. STEVEN FARRIS*

                                          --------------------------------------
                                                     G. Steven Farris
                                          President, Chief Executive Officer and
                                                 Chief Operating Officer


Dated: March 15, 2004



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



                          NAME                                         TITLE                    DATE
                          ----                                         -----                    ----

                 /s/ G. STEVEN FARRIS*                     Director, President, Chief      March 15, 2004
 ------------------------------------------------------    Executive Officer and Chief
                    G. Steven Farris                       Operating Officer (Principal
                                                           Executive Officer)

                  /s/ ROGER B. PLANK*                      Executive Vice President and    March 15, 2004
 ------------------------------------------------------    Chief Financial Officer
                     Roger B. Plank                        (Principal Financial Officer)

                /s/ THOMAS L. MITCHELL*                    Vice President and Controller   March 15, 2004
 ------------------------------------------------------    (Principal Accounting
                   Thomas L. Mitchell                      Officer)

                   /s/ RAYMOND PLANK*                      Chairman of the Board           March 15, 2004
 ------------------------------------------------------
                     Raymond Plank

                /s/ FREDERICK M. BOHEN*                    Director                        March 15, 2004
 ------------------------------------------------------
                   Frederick M. Bohen

                /s/ RANDOLPH M. FERLIC*                    Director                        March 15, 2004
 ------------------------------------------------------
                   Randolph M. Ferlic

                /s/ EUGENE C. FIEDOREK*                    Director                        March 15, 2004
 ------------------------------------------------------
                   Eugene C. Fiedorek

                /s/ A. D. FRAZIER, JR.*                    Director                        March 15, 2004
 ------------------------------------------------------
                   A. D. Frazier, Jr.

                          NAME                                         TITLE                    DATE
                          ----                                         -----                    ----


              /s/ PATRICIA ALBJERG GRAHAM*                 Director                        March 15, 2004
 ------------------------------------------------------
                Patricia Albjerg Graham

                   /s/ JOHN A. KOCUR*                      Director                        March 15, 2004
 ------------------------------------------------------
                     John A. Kocur

                /s/ GEORGE D. LAWRENCE*                    Director                        March 15, 2004
 ------------------------------------------------------
                   George D. Lawrence

                   /s/ F. H. MERELLI*                      Director                        March 15, 2004
 ------------------------------------------------------
                     F. H. Merelli

                 /s/ RODMAN D. PATTON*                     Director                        March 15, 2004
 ------------------------------------------------------
                    Rodman D. Patton

                 /s/ CHARLES J. PITMAN*                    Director                        March 15, 2004
 ------------------------------------------------------
                   Charles J. Pitman

                  /s/ JAY A. PRECOURT*                     Director                        March 15, 2004
 ------------------------------------------------------
                    Jay A. Precourt


               *By:/s/ P. ANTHONY LANNIE                                                   March 15, 2004
   -------------------------------------------------
                   P. Anthony Lannie
                    Attorney-in-Fact

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
    2.1    --    Agreement and Plan of Merger among Registrant, YPY
                 Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                 dated March 27, 1996 (incorporated by reference to Exhibit
                 2.1 to Registrant's Registration Statement on Form S-4,
                 Registration No. 333-02305, filed April 5, 1996).
    2.2    --    Purchase and Sale Agreement by and between BP Exploration &
                 Production Inc., as seller, and Registrant, as buyer, dated
                 January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated and filed
                 January 13, 2003, SEC File No. 1-4300).
    2.3    --    Sale and Purchase Agreement by and between BP Exploration
                 Operating Company Limited, as seller, and Apache North Sea
                 Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
                 Form 8-K, dated and filed January 13, 2003, SEC File No.
                 1-4300).
  **3.1    --    Restated Certificate of Incorporation of Registrant, dated
                 February 11, 2004, as filed with the Secretary of State of
                 Delaware on February 12, 2004.
  **3.2    --    Bylaws of Registrant, as amended February 5, 2004.
    4.1    --    Form of Certificate for Registrant's Common Stock
                 (incorporated by reference to Exhibit 4.1 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1995,
                 SEC File No. 1-4300).
    4.2    --    Form of Certificate for Registrant's 5.68% Cumulative
                 Preferred Stock, Series B (incorporated by reference to
                 Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant's
                 Current Report on Form 8-K, dated and filed April 18, 1998,
                 SEC File No. 1-4300).
    4.3    --    Form of Certificate for Registrant's Automatically
                 Convertible Equity Securities, Conversion Preferred Stock,
                 Series C (incorporated by reference to Exhibit 99.8 to
                 Amendment No. 1 on Form 8-K/A to Registrant's Current Report
                 on Form 8-K, dated and filed April 29, 1999, SEC File No.
                 1-4300).
    4.4    --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                 Statement on Form 8-A, dated January 24, 1996, SEC File No.
                 1-4300).
   10.1    --    Credit Agreement, dated June 12, 1997, among Registrant, the lenders named therein, Morgan Guaranty Trust Company, as
                 Global Documentation Agent and U.S. Syndication Agent, The
                 First National Bank of Chicago, as U.S. Documentation Agent,
                 NationsBank of Texas, N.A., as Co-Agent, Union Bank of
                 Switzerland, Houston Agency, as Co-Agent, and The Chase
                 Manhattan Bank, as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated June 13, 1997, filed June 25, 1997, SEC
                 File No. 1-4300).
   10.2    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                 Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Bank of America, N.A. and Wachovia
                 Bank, National Association, as U.S. Co-Syndication Agents,
                 and Citibank, N.A. and Union Bank of California, N.A., as
                 U.S. Co-Documentation Agents (excluding exhibits and
                 schedules) (incorporated by reference to Exhibit 10.2 to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-4300).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
   10.3    --    Form of 364-Day Credit Agreement, dated as of June 3, 2002, among Registrant, the Lenders named therein, JPMorgan Chase
                 Bank, as Global Administrative Agent, Bank of America, N.A.,
                 as Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Bank of America, N.A. and BNP Paribas,
                 as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New
                 York Branch, and Societe Generale, as 364-Day
                 Co-Documentation Agents (excluding exhibits and schedules)
                 (incorporated by reference to Exhibit 10.3 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2002, SEC File No. 1-4300).
   10.4    --    Credit Agreement, dated June 12, 1997, among Apache Canada
                 Ltd., a wholly-owned subsidiary of the Registrant, the
                 Lenders named therein, Morgan Guaranty Trust Company, as
                 Global Documentation Agent, Royal Bank of Canada, as
                 Canadian Documentation Agent, The Chase Manhattan Bank of
                 Canada, as Canadian Syndication Agent, Bank of Montreal, as
                 Canadian Administrative Agent, and The Chase Manhattan Bank,
                 as Global Administrative Agent (incorporated by reference to
                 Exhibit 10.2 to Registrant's Current Report on Form 8-K,
                 dated June 13, 1997, filed June 25, 1997, SEC File No.
                 1-4300).
   10.5    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global
                 Administrative Agent, Bank of America, N.A., as Global
                 Syndication Agent, Citibank, N.A., as Global Documentation
                 Agent, Royal Bank of Canada, as Canadian Administrative
                 Agent, The Bank of Nova Scotia and The Toronto-Dominion
                 Bank, as Canadian Co-Syndication Agents, and BNP Paribas
                 (Canada) and Bayerische Landesbank Girozentrale, as Canadian
                 Co-Documentation Agents (excluding exhibits and schedules)
                 (incorporated by reference to Exhibit 10.4 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2002, SEC File No. 1-4300).
   10.6    --    Credit Agreement, dated June 12, 1997, among Apache Energy
                 Limited and Apache Oil Australia Pty Limited, wholly-owned subsidiaries of the Registrant, the Lenders named therein,
                 Morgan Guaranty Trust Company, as Global Documentation
                 Agent, Bank of America National Trust and Savings
                 Association, Sydney Branch, as Australian Documentation
                 Agent, The Chase Manhattan Bank, as Australian Syndication
                 Agent, Citisecurities Limited, as Australian Administrative
                 Agent, and The Chase Manhattan Bank, as Global
                 Administrative Agent (incorporated by reference to Exhibit
                 10.3 to Registrant's Current Report on Form 8-K, dated June
                 13, 1997, filed June 25, 1997, SEC File No. 1-4300).
   10.7    --    Form of Credit Agreement, dated as of June 3, 2002, among
                 Apache Energy Limited, a wholly-owned subsidiary of
                 Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                 Global Syndication Agent, Citibank, N.A., as Global
                 Documentation Agent, Citisecurities Limited, as Australian
                 Administrative Agent, Bank of America, N.A., Sydney Branch,
                 and Deutsche Bank AG, Sydney Branch, as Australian Co-
                 Syndication Agents, and Royal Bank of Canada and Bank One,
                 NA, Australia Branch, as Australian Co-Documentation Agents
                 (excluding exhibits and schedules) (incorporated by
                 reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File
                 No. 1-4300).
   10.8    --    Concession Agreement for Petroleum Exploration and
                 Exploitation in the Khalda Area in Western Desert of Egypt
                 by and among Arab Republic of Egypt, the Egyptian General
                 Petroleum Corporation and Phoenix Resources Company of
                 Egypt, dated April 6, 1981 (incorporated by reference to
                 Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                 year ended December 31, 1984, SEC File No. 1-547).
   10.9    --    Amendment, dated July 10, 1989, to Concession Agreement for
                 Petroleum Exploration and Exploitation in the Khalda Area in
                 Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                 Resources Company of Egypt incorporated by reference to
                 Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                 for quarter ended June 30, 1989, SEC File No. 1-547).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
   10.10   --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                 Company of Egypt and Conoco Khalda Inc. (incorporated by
                 reference to Exhibit 10.1 to Phoenix's Registration
                 Statement on Form S-1, Registration No. 33-1069, filed
                 October 23, 1985).
   10.11   --    Amendment, dated March 30, 1989, to Farmout Agreement
                 relating to the Khalda Area Concession, by and between
                 Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                 (incorporated by reference to Exhibit 10(d)(5) to Phoenix's
                 Quarterly Report on Form 10-Q for quarter ended June 30,
                 1989, SEC File No. 1-547).
   10.12   --    Amendment, dated May 21, 1995, to Concession Agreement for
                 Petroleum Exploration and Exploitation in the Khalda Area in
                 Western Desert of Egypt between Arab Republic of Egypt, the
                 Egyptian General Petroleum Corporation, Repsol Exploracion
                 Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                 Corporation (incorporated by reference to exhibit 10.12 to
                 Registrant's Annual Report on Form 10-K for year ended
                 December 31, 1997, SEC File No. 1-4300).
   10.13   --    Concession Agreement for Petroleum Exploration and
                 Exploitation in the Qarun Area in Western Desert of Egypt,
                 between Arab Republic of Egypt, the Egyptian General
                 Petroleum Corporation, Phoenix Resources Company of Qarun
                 and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                 Form 10-K for year ended December 31, 1993, SEC File No.
                 1-547).
   10.14   --    Agreement for Amending the Gas Pricing Provisions under the
                 Concession Agreement for Petroleum Exploration and
                 Exploitation in the Qarun Area, effective June 16, 1994
                 (incorporated by reference to Exhibit 10.18 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1996,
                 SEC File No. 1-4300).
  +10.15   --    Apache Corporation Corporate Incentive Compensation Plan A
                 (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                 1-4300).
  +10.16   --    Apache Corporation Corporate Incentive Compensation Plan B
                 (Strategic Objectives Format), dated July 16, 1998
                 (incorporated by reference to Exhibit 10.14 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 1998,
                 SEC File No. 1-4300).
  +10.17   --    Apache Corporation 401(k) Savings Plan, dated August 1, 2002
                 (incorporated by reference to Exhibit 10.1 to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2002, SEC File No. 1-4300).
  +10.18   --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                 January 27, 2003, effective January 1, 2003 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on
                 Form 10-K, as amended by Form 10-K/A, for year ended
                 December 31, 2002, SEC File No. 1-4300).
  +10.19   --    Apache Corporation Money Purchase Retirement Plan, dated
                 August 1, 2002 (incorporated by reference to Exhibit 10.2 to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 1-4300).
  +10.20   --    Amendment to Apache Corporation Money Purchase Retirement
                 Plan, dated January 27, 2003, effective January 1, 2003
                 (incorporated by reference to Exhibit 10.20 to Registrant's
                 Annual Report on Form 10-K for year ended December 31, 2002,
                 SEC File No. 1-4300).
  +10.21   --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                 restated January 1, 1997, and amendments effective January
                 1, 1997, January 1, 1998 and January 1, 1999 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                 1-4300).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
  +10.22   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                 Corporation, dated February 22, 2000, effective January 1,
                 1999 (incorporated by reference to Exhibit 4.7 to
                 Registrant's Registration Statement on Form S-8,
                 Registration No. 333-31092, filed February 25, 2000); and
                 Amendment dated July 27, 2000 (incorporated by reference to
                 Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                 Statement on Form S-8, Registration No. 333-31092, filed
                 August 18, 2000).
  +10.23   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                 Corporation, dated August 3, 2001, effective September 1,
                 2000 and July 1, 2001 (incorporated by reference to Exhibit
                 10.13 to Registrant's Quarterly Report on Form 10-Q, as
                 amended by Form 10-Q/A, for the quarter ended June 30, 2001,
                 SEC File No. 1-4300).
 +*10.24   --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                 Corporation, dated December 18, 2003, effective January 1,
                 2004.
  +10.25   --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to
                 Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended September
                 30, 2001, SEC File No. 1-4300).
  +10.26   --    Apache Corporation 1995 Stock Option Plan, as amended and
                 restated September 13, 2001 (incorporated by reference to
                 Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 2001, as amended by Form
                 10-Q/A, SEC File No. 1-4300).
 +*10.27   --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 5, 2004.
  +10.28   --    Apache Corporation 1996 Performance Stock Option Plan, as
                 amended and restated September 13, 2001 (incorporated by
                 reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter
                 ended September 30, 2001, SEC File No. 1-4300).
  +10.29   --    Apache Corporation 1998 Stock Option Plan, as amended and
                 restated September 13, 2001 (incorporated by reference to
                 Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q,
                 as amended by Form 10-Q/A, for the quarter ended September
                 30, 2001, SEC File No. 1-4300).
  +10.30   --    Apache Corporation 2000 Stock Option Plan, as amended and
                 restated March 5, 2003 (incorporated by reference to Exhibit
                 4.5 to Registrant's Registration Statement on Form S-8,
                 Registration No. 333-103758, filed March 12, 2003).
 +*10.31   --    Apache Corporation 2003 Stock Appreciation Rights Plan,
                 dated and effective May 1, 2003.
  +10.32   --    1990 Employee Stock Option Plan of The Phoenix Resource
                 Companies, Inc., as amended through September 29, 1995,
                 effective April 9, 1990 (incorporated by reference to
                 Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                 year ended December 31, 1996, SEC File No. 1-4300).
  +10.33   --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit
                 10.30 to Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 2001, SEC File No. 1-4300).
  +10.34   --    Apache Corporation Deferred Delivery Plan, as amended and
                 restated December 18, 2002, effective May 2, 2002
                 (incorporated by reference to Exhibit 4.5 to Post-Effective
                 Amendment No. 2 to Registrant's Registration Statement on
                 Form S-8, Registration No. 333-31092, filed March 11, 2003).
  +10.35   --    Apache Corporation Executive Restricted Stock Plan, as
                 amended and restated December 18, 2002, effective May 2,
                 2002 (incorporated by reference to Exhibit 4.5 to Post
                 Effective Amendment No. 1 to Registrant's Registration
                 Statement on Form S-8, Registration No. 333-97403, filed
                 December 30, 2002).
  +10.36   --    Apache Corporation Non-Employee Directors' Compensation
                 Plan, as amended and restated May 1, 2003, effective July 1,
                 2003 (incorporated by reference to Exhibit 10.1 to
                 Registrant's Quarterly Report on Form 10-Q, as amended by
                 Form 10-Q/A, for the quarter ended June 30, 2003, SEC File
                 No. 1-4300).

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
  +10.37   --    Apache Corporation Outside Directors' Retirement Plan, as
                 amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                 10-Q, as amended by Form 10-Q/A, for the quarter ended June
                 30, 2001, SEC File No. 1-4300).
**+10.38   --    1.1 Apache Corporation Equity Compensation Plan for
                 Non-Employee Directors, as amended and restated February 5,
                 2004.
  +10.39   --    Amended and Restated Employment Agreement, dated December 5,
                 1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                 Form 10-K for year ended December 31, 1996, SEC File No.
                 1-4300).
  +10.40   --    First Amendment, dated April 4, 1996, to Restated Employment
                 Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                 1-4300).
  +10.41   --    Amended and Restated Employment Agreement, dated December
                 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                 1-4300).
  +10.42   --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                 10.6 to Registrant's Annual Report on Form 10-K for year
                 ended December 31, 1989, SEC File No. 1-4300).
  +10.43   --    Amended and Restated Conditional Stock Grant Agreement,
                 dated June 6, 2001, between Registrant and G. Steven Farris
                 (incorporated by reference to Exhibit 10.10 to Registrant's
                 Quarterly Report on Form 10-Q, as amended by Form 10-Q/A,
                 for the quarter ended June 30, 2001, SEC File No. 1-4300).
   10.44   --    Amended and Restated Gas Purchase Agreement, effective July
                 1, 1998, by and among Registrant and MW Petroleum
                 Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to
                 Registrant's Current Report on Form 8-K, dated June 18,
                 1998, filed June 23, 1998, SEC File No. 1-4300).
   10.45   --    Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company
                 Limited (incorporated by reference to Registrant's Current
                 Report on Form 8-K, dated and filed January 13, 2003, SEC
                 File No. 1-4300).
 **12.1    --    Statement of Computation of Ratios of Earnings to Fixed
                 Charges and Combined Fixed Charges and Preferred Stock
                 Dividends
 **14.1    --    Code of Business Conduct
 **21.1    --    Subsidiaries of Registrant
 **23.1    --    Consent of Ernst & Young LLP
 **23.2    --    Consent of Ryder Scott Company L.P., Petroleum Consultants
 **24.1    --    Power of Attorney (included as a part of the signature pages to this report)
 **31.1    --    Certification of Chief Executive Officer
 **31.2    --    Certification of Chief Financial Officer
 **32.1    --    Certification of Chief Executive Officer and Chief Financial
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