Form 10-Q
period 2004-03-31
APACHE CORP
filed 2004-05-10
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from ___________________ to _____________________

                          Commission File Number 1-4300

                               APACHE CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                        41-0747868
     ------------------------------                           --------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)

     Suite 100, One Post Oak Central                            77056-4400
  2000 Post Oak Boulevard, Houston, TX                          ----------
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

                        YES [X]             NO [ ]

Number of shares of Registrant's common stock, outstanding as of March 31,
2004......................325,228,989

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                                         FOR THE QUARTER ENDED MARCH 31,
                                                                                   --------------------------------------------
                                                                                          2004                      2003
                                                                                   ------------------        ------------------
                                                                                   (In thousands, except per common share data)
REVENUES AND OTHER:
   Oil and gas production revenues..............................................   $        1,152,754        $          975,162
   Other........................................................................               (2,815)                   (8,553)
                                                                                   ------------------        ------------------
                                                                                            1,149,939                   966,609
                                                                                   ------------------        ------------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization.....................................              286,228                   214,349
   Asset retirement obligation accretion........................................               10,761                     5,313
   Lease operating costs........................................................              206,029                   134,135
   Gathering and transportation costs...........................................               19,634                    11,861
   Severance and other taxes....................................................                8,948                    24,554
   General and administrative...................................................               43,850                    27,831
   Financing costs:
        Interest expense........................................................               40,549                    37,696
        Amortization of deferred loan costs.....................................                  567                       531
        Capitalized interest....................................................              (13,650)                  (11,232)
        Interest income.........................................................                 (320)                   (1,074)
                                                                                   ------------------        ------------------
                                                                                              602,596                   443,964
                                                                                   ------------------        ------------------
PREFERRED INTERESTS OF SUBSIDIARIES.............................................                    -                     3,362
                                                                                   ------------------        ------------------
INCOME BEFORE INCOME TAXES......................................................              547,343                   519,283
   Provision for income taxes...................................................              198,259                   206,986
                                                                                   ------------------        ------------------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE....................................              349,084                   312,297
   Cumulative effect of change in accounting principle, net of
        income tax..............................................................                    -                    26,632
                                                                                   ------------------        ------------------
NET INCOME......................................................................              349,084                   338,929
   Preferred stock dividends....................................................                1,420                     1,420
                                                                                   ------------------        ------------------
INCOME ATTRIBUTABLE TO COMMON STOCK.............................................   $          347,664        $          337,509
                                                                                   ==================        ==================
BASIC NET INCOME PER COMMON SHARE:
   Before change in accounting principle........................................   $             1.07        $              .98
   Cumulative effect of change in accounting principle..........................                    -                       .08
                                                                                   ------------------        ------------------
                                                                                   $             1.07        $             1.06
                                                                                   ==================        ==================
DILUTED NET INCOME PER COMMON SHARE:
   Before change in accounting principle........................................   $             1.06        $              .97
   Cumulative effect of change in accounting principle..........................                    -                       .08
                                                                                   ------------------        ------------------
                                                                                   $             1.06        $             1.05
                                                                                   ==================        ==================

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                              FOR THE QUARTER ENDED
                                                                                                    MARCH 31,
                                                                                   --------------------------------------------
                                                                                          2004                      2003
                                                                                   ------------------        ------------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................   $          349,084        $          338,929
   Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation, depletion and amortization............................              286,228                   214,349
            Asset retirement obligation accretion...............................               10,761                     5,313
            Provision for deferred income taxes.................................               83,799                   103,427
            Cumulative effect of change in accounting principle.................                    -                   (26,632)
            Other...............................................................                6,854                     9,368
   Changes in operating assets and liabilities:
            (Increase) decrease in receivables..................................              (63,969)                 (229,087)
            (Increase) decrease in advances to oil and gas ventures and other...               (2,093)                   (4,268)
            (Increase) decrease in product inventory............................                5,894                     1,009
            (Increase) decrease in deferred charges and other...................               (7,775)                    2,368
            Increase (decrease) in payables.....................................               20,391                    98,551
            Increase (decrease) in accrued expenses.............................              (27,362)                   42,225
            Increase (decrease) in advances from gas purchasers.................               (4,833)                   (4,304)
            Increase (decrease) in deferred credits and noncurrent liabilities..               (4,647)                  (13,207)
                                                                                   ------------------        ------------------
                 Net cash provided by operating activities......................              652,332                   538,041
                                                                                   ------------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment..........................................             (469,833)                 (344,183)
   Acquisition of BP Gulf of Mexico properties..................................                    -                  (527,610)
   Other, net...................................................................               (9,509)                  (12,226)
                                                                                   ------------------        ------------------
                 Net cash used in investing activities..........................             (479,342)                 (884,019)
                                                                                   ------------------        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings.........................................................                  251                    64,753
   Payments on long-term debt...................................................             (135,300)                 (280,300)
   Dividends paid...............................................................              (20,898)                  (16,787)
   Common stock activity........................................................                7,534                   564,442
   Treasury stock activity, net.................................................                3,746                     2,476
   Cost of debt and equity transactions.........................................                 (673)                     (534)
                                                                                   ------------------        ------------------
                 Net cash provided by/(used in) financing activities............             (145,340)                  334,050
                                                                                   ------------------        ------------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS............................               27,650                   (11,928)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................               33,503                    51,886
                                                                                   ------------------        ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................   $           61,153        $           39,958
                                                                                   ==================        ==================

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                       MARCH 31,                DECEMBER 31,
                                                                                          2004                      2003
                                                                                   ------------------        ------------------
                                                                                                  (In thousands)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................   $           61,153        $           33,503
   Receivables, net of allowance................................................              704,454                   639,055
   Inventories..................................................................              118,686                   125,867
   Drilling advances............................................................               60,788                    58,062
   Prepaid assets and other.....................................................               42,769                    42,585
                                                                                   ------------------        ------------------
                                                                                              987,850                   899,072
                                                                                   ------------------        ------------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
        Proved properties.......................................................           16,801,481                16,277,930
        Unproved properties and properties under
            development, not being amortized....................................              803,113                   795,161
   Gas gathering, transmission and processing facilities........................              848,490                   828,169
   Other........................................................................              245,957                   239,548
                                                                                   ------------------        ------------------
                                                                                           18,699,041                18,140,808
   Less: Accumulated depreciation, depletion and amortization...................           (7,166,685)               (6,880,723)
                                                                                   ------------------        ------------------
                                                                                           11,532,356                11,260,085
                                                                                   ------------------        ------------------
OTHER ASSETS:
   Goodwill, net................................................................              189,252                   189,252
   Deferred charges and other...................................................               76,252                    67,717
                                                                                   ------------------        ------------------
                                                                                   $       12,785,710        $       12,416,126
                                                                                   ==================        ==================

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        MARCH 31,               DECEMBER 31,
                                                                                          2004                      2003
                                                                                   ------------------        ------------------
                                                                                                  (In thousands)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.............................................................   $          327,373        $          300,598
   Accrued operating expense....................................................               50,675                    72,250
   Accrued exploration and development..........................................              283,675                   212,028
   Accrued compensation and benefits............................................               43,314                    56,237
   Accrued interest.............................................................               45,711                    32,621
   Accrued income taxes.........................................................               68,350                    18,936
   Oil and gas derivative instruments...........................................               77,093                    63,542
   Other........................................................................               18,370                    64,166
                                                                                   ------------------        ------------------
                                                                                              914,561                   820,378
                                                                                   ------------------        ------------------
LONG-TERM DEBT..................................................................            2,191,917                 2,326,966
                                                                                   ------------------        ------------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes.................................................................            1,771,001                 1,697,238
   Advances from gas purchasers.................................................              104,374                   109,207
   Asset retirement obligation..................................................              748,400                   739,775
   Oil and gas derivative instruments...........................................                2,729                     5,931
   Other........................................................................              180,289                   183,833
                                                                                   ------------------        ------------------
                                                                                            2,806,793                 2,735,984
                                                                                   ------------------        ------------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized - Series B, 5.68%
        Cumulative Preferred Stock, 100,000 shares issued and outstanding.......               98,387                    98,387
   Common stock, $0.625 par, 430,000,000 shares authorized,
        333,083,117 and 332,509,478 shares issued, respectively.................              208,177                   207,818
   Paid-in capital..............................................................            4,053,413                 4,038,007
   Retained earnings............................................................            2,773,359                 2,445,698
   Treasury stock, at cost, 7,854,128 and 8,012,302 shares,
        respectively............................................................             (102,537)                 (105,169)
   Accumulated other comprehensive loss.........................................             (158,360)                 (151,943)
                                                                                   ------------------        ------------------
                                                                                            6,872,439                 6,532,798
                                                                                   ------------------        ------------------
                                                                                   $       12,785,710        $       12,416,126
                                                                                   ==================        ==================

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                            SERIES B
                                             COMPREHENSIVE  PREFERRED   COMMON     PAID-IN     RETAINED
                                                INCOME        STOCK      STOCK     CAPITAL     EARNINGS
                                             -------------  ---------  ---------  ----------  ----------
                                                                    (In thousands)
BALANCE AT DECEMBER 31, 2002...............                 $  98,387  $ 194,331  $3,427,450  $1,427,607
   Comprehensive income (loss):
      Net income...........................  $     338,929          -          -           -     338,929
      Commodity hedges, net of income tax
         benefit of $7,625.................        (12,859)         -          -           -           -
                                             -------------
   Comprehensive income....................  $     326,070
                                             =============
   Dividends:
      Preferred............................                         -          -           -      (1,420)
      Common ($.05 per share)..............                         -          -           -     (17,116)
   Five percent common stock dividend......                         -        607      25,307     (25,914)
   Common shares issued....................                         -     12,228     556,068           -
   Treasury shares issued, net.............                         -          -         482           -
   Other...................................                         -          -         396           -
                                                            ---------  ---------  ----------  ----------
BALANCE AT MARCH 31, 2003..................                 $  98,387  $ 207,166  $4,009,703  $1,722,086
                                                            =========  =========  ==========  ==========
BALANCE AT DECEMBER 31, 2003...............                 $  98,387  $ 207,818  $4,038,007  $2,445,698
   Comprehensive income (loss):
      Net income...........................  $     349,084          -          -           -     349,084
      Commodity hedges, net of income tax
         benefit of $3,850.................         (6,417)         -          -           -           -
                                             -------------
   Comprehensive income....................  $     342,667
                                             =============
   Dividends:
      Preferred............................                         -          -           -      (1,420)
      Common ($.06 per share)..............                         -          -           -     (20,003)
   Common shares issued....................                         -        359      12,287           -
   Treasury shares issued, net.............                         -          -       2,206           -
   Other...................................                         -          -         913           -
                                                            ---------  ---------  ----------  ----------
BALANCE AT MARCH 31, 2004..................                 $  98,387  $ 208,177  $4,053,413  $2,773,359
                                                            =========  =========  ==========  ==========

                                                         ACCUMULATED
                                                            OTHER          TOTAL
                                             TREASURY   COMPREHENSIVE  SHAREHOLDERS'
                                               STOCK    INCOME (LOSS)     EQUITY
                                             ---------  -------------  -------------
                                                         (In thousands)
BALANCE AT DECEMBER 31, 2002...............  $(110,559) $    (112,936) $   4,924,280
   Comprehensive income (loss):
      Net income...........................          -              -        338,929
      Commodity hedges, net of income tax
         benefit of $7,625.................          -        (12,859)       (12,859)
   Comprehensive income....................
   Dividends:
      Preferred............................          -              -         (1,420)
      Common ($.05 per share)..............          -              -        (17,116)
   Five percent common stock dividend......          -              -              -
   Common shares issued....................          -              -        568,296
   Treasury shares issued, net.............      2,112              -          2,594
   Other...................................          -              -            396
                                             ---------  -------------  -------------
BALANCE AT MARCH 31, 2003..................  $(108,447) $    (125,795) $   5,803,100
                                             =========  =============  =============
BALANCE AT DECEMBER 31, 2003...............  $(105,169) $    (151,943) $   6,532,798
   Comprehensive income (loss):
      Net income...........................          -              -        349,084
      Commodity hedges, net of income tax
         benefit of $3,850.................          -         (6,417)        (6,417)

   Comprehensive income....................

   Dividends:
      Preferred............................          -              -         (1,420)
      Common ($.06 per share)..............          -              -        (20,003)
   Common shares issued....................          -              -         12,646
   Treasury shares issued, net.............      2,632              -          4,838
   Other...................................          -              -            913
                                             ---------  -------------  -------------
BALANCE AT MARCH 31, 2004..................  $(102,537) $    (158,360) $   6,872,439
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

      On December 18, 2002, the Company declared a five percent stock dividend, distributed on April 2, 2003, to shareholders of record on March 12, 2003. On September 11, 2003, the Company declared a two-for-one stock split, distributed on January 14, 2004, to shareholders of record on December 31, 2003. Quarterly share and per share information for 2003 has been restated to reflect this stock dividend and the two-for-one stock split.

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

      The acquisition of the U.K. North Sea properties closed on April 2, 2003, at which time Apache paid a purchase price, adjusted for normal closing and working capital adjustments, of $630 million. As of January 1, 2003, the North Sea properties acquired from BP had estimated proved reserves of 147.6 MMboe. The acquisition of the North Sea properties includes a 96 percent interest in the Forties Field and establishes a new core area for the Company. In conjunction with the Forties acquisition, Apache may be required to issue a letter of credit to BP to cover the present value of related asset retirement obligations if the rating of our senior unsecured debt is lowered by both Moody's and Standard and Poor's from the Company's current ratings of A- and A3, respectively. Should this occur, the current letter of credit amount would be 129 million British pounds. Apache agreed to sell all of the North Sea production from those properties through December 31, 2004, to BP at a combination of fixed and market sensitive prices pursuant to a contract entered into in connection with the North Sea purchase agreement.

Presented below is a breakdown of the cash consideration given for the BP transactions as of the closing date:

                                    U.S. -         U.K. -
        IN THOUSANDS            GULF OF MEXICO   NORTH SEA      TOTAL*
-----------------------------   --------------   ----------   -----------
Proved Property                 $      539,110   $  854,835   $ 1,393,945
Unproved Property                       57,500       65,000       122,500
Working Capital acquired, net                -       10,957        10,957
Asset Retirement Obligation            (69,000)    (250,887)     (319,887)
Deferred Tax Liability                       -      (50,381)      (50,381)
                                --------------   ----------   -----------
Cash consideration              $      527,610   $  629,524   $ 1,157,134
                                ==============   ==========   ===========

* Property balance includes $12 million of transaction costs (U.S. - $4 million; North Sea - $8 million).

      The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Gulf of Mexico and North Sea acquisitions from BP occurred on January 1, 2003. The pro forma information is based in part on data provided by BP and on numerous assumptions. The information is not necessarily indicative of future results of operations.

                                                                    FOR THE THREE MONTHS ENDED
                                                                          MARCH 31, 2003
                                                           --------------------------------------------
                                                               AS REPORTED                PRO FORMA
                                                           -------------------       ------------------
                                                           (In thousands, except per common share data)
Revenues......................................             $           966,609       $        1,204,571
Net income....................................                         338,929                  412,126
Preferred stock dividends.....................                           1,420                    1,420
Income attributable to common stock...........                         337,509                  410,706

Net income per common share:
     Basic....................................             $              1.06       $             1.27
     Diluted..................................                            1.05                     1.26

Average common shares outstanding (1).........                         318,509                  322,910

(1) Pro forma shares assume the issuance of 19.8 million common shares, adjusted for the five percent common stock dividend and the two-for-one common stock split as of January 1, 2003.

      On July 3, 2003, Apache announced that it had completed the acquisition of producing properties on the Outer Continental Shelf of the Gulf of Mexico from Shell Exploration and Production Company (Shell) for $200 million, subject to normal post-closing adjustments, including preferential rights. Prior to the transaction, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Shell $300 million to acquire an overriding royalty interest in a portion of the reserves to be produced over the next four years. Shell's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP). Under the terms of the VPP, Morgan Stanley receives a fixed volume of oil and gas production over approximately four years beginning in August 2003 for gas and November 2003 for oil. The VPP reserves and production were not recorded by Apache.

      Apache recorded estimated proved reserves of 124.6 billion cubic feet
(Bcf) of natural gas and 6.6 million barrels of oil. In addition, a $60 million liability for the future cost to produce and deliver volumes subject to the VPP was recorded by the Company because the overriding royalties are not burdened by production costs. This liability will be amortized as the volumes are produced and delivered to Morgan Stanley. The purchase agreement was effective as of July 1, 2003. The acquisition included interests in 26 fields covering 50 blocks (approximately 209,000 acres) and interests in two onshore gas plants. Apache will operate 15 of the fields with 91 percent of the production. The purchase price was funded by borrowings under the Company's lines of credit and commercial paper program.

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

      During the first quarter of 2003, in conjunction with the BP acquisitions and during the fourth quarter of 2002, in conjunction with an acquisition of certain South Louisiana properties, Apache entered into, and designated as cash flow hedges, natural gas and crude oil fixed-price swaps and natural gas option collars. These positions were entered into in accordance with the Company's hedging policy and involved several counterparties which are rated A+ or better. As of March 31, 2004, the outstanding positions of our cash flow hedges were as follows:

PRODUCTION                          TOTAL VOLUMES   WEIGHTED AVERAGE   FAIR VALUE ASSET/
  PERIOD       INSTRUMENT TYPE         (MMBTU)        FLOOR/CEILING       (LIABILITY)
----------   --------------------   -------------   ----------------   -----------------
                                                                        (In thousands)
   2004             Collars            13,750,000   $    3.25 / 5.81   $         (8,001)
             Gas Fixed-Price Swap      38,500,000          4.33                 (62,547)

   2005             Collars             9,050,000        3.25 / 5.20             (9,274)

      In addition to the fixed-price swaps and options, Apache entered into a separate crude oil physical sales contract with BP. The sales contract qualifies for the normal purchase and sale exemption of Statement of Financial Accounting Standards (SFAS) No. 133 and, therefore, the Company has designated and accounted for the contract under the accrual method. As of March 31, 2004, the outstanding terms of the contract were as follows:

 CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
--------------------------------------------------------
PRODUCTION           TOTAL VOLUMES             AVERAGE
  PERIOD               (BARRELS)             FIXED PRICE
----------           -------------           -----------
   2004                 11,000,000           $     22.06

      A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below (in thousands):

                                                             GROSS     AFTER-TAX
                                                           ---------   ---------
Unrealized loss on derivatives at December 31, 2003.....   $ (69,316)  $ (43,193)

Net losses realized into earnings.......................      19,772      12,356

Net change in derivative fair value.....................     (30,039)    (18,773)
                                                           ---------   ---------
Unrealized loss on derivatives at March 31, 2004........   $ (79,583)  $ (49,610)
                                                           =========   =========

      The unrealized loss in other comprehensive income of $79.6 million is expected to be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Losses of $76.9 million ($47.9 million after tax) are expected to be realized over the next twelve months; however, these amounts could vary materially as a result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with SFAS No. 133, as amended.

3.    CAPITAL STOCK

      On January 22, 2003, the Company completed a public offering of 19.8 million shares of Apache common stock, adjusted for the five percent common stock dividend and the two-for-one common stock split, including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used toward Apache's acquisition from BP of producing properties in the U.K. North Sea and the Gulf of Mexico.

      On September 12, 2003, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to 12 cents per share from 10 cents per share (six cents per share from five cents per share adjusted for the two-for-one stock split), effective with the November 2003 payment, and to split its common stock two-for-one early in 2004, subject to shareholder approval of an increase in the authorized number of common shares.

      On December 18, 2003, the Company announced that holders of its common stock approved an increase in the number of authorized common shares to 430 million from 215 million in order to complete the previously announced two-for-one stock split. The record date for the stock split was December 31, 2003 and the additional shares were distributed on January 14, 2004.

      On January 26, 2004, the Nasdaq Stock Market, Inc. (NASDAQ) approved Apache for listing on the Nasdaq National Market, an intention we first announced on January 12, 2004. Apache's common stock is now listed on the NASDAQ as well as the New York Stock Exchange and the Chicago Stock Exchange.

4.    NET INCOME PER COMMON SHARE

      A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                 FOR THE QUARTER ENDED MARCH 31,
                                                -----------------------------------------------------------------
                                                            2004                               2003
                                                -------------------------------   -------------------------------
                                                 INCOME     SHARES    PER SHARE    INCOME     SHARES    PER SHARE
                                                ---------   -------   ---------   ---------   -------   ---------
                                                             (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock........   $ 347,664   325,003   $    1.07   $ 337,509   318,509   $    1.06
                                                                      =========                         =========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other....................           -     3,011                       -     2,650
                                                ---------   -------               ---------   -------
DILUTED:
  Income attributable to common stock,
   including assumed conversions.............   $ 347,664   328,014   $    1.06   $ 337,509   321,159   $    1.05
                                                =========   =======   =========   =========   =======   =========

5.    STOCK-BASED COMPENSATION

      On March 31, 2004, the Company had several stock-based employee compensation plans. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No material stock-based employee compensation cost is reflected in net income for options granted prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123, as amended. The following table illustrates the effect on income attributable to common stock and earnings per share had the fair value based provisions of SFAS No. 123, as amended, been applied to all outstanding and unvested awards.

                                                            FOR THE QUARTER ENDED MARCH 31,
                                                            -------------------------------
                                                                 2004             2003
                                                            --------------   --------------
                                                                    (In thousands)
Income attributable to Common Stock, as reported.........   $      347,664   $      337,509

Add:  Stock-based employee compensation expense
    included in reported net income, net of related
    tax effects..........................................              773              356

Deduct: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects...........           (5,579)          (4,501)
                                                            --------------   --------------
Pro forma Income Attributable to Common Stock............   $      342,858   $      333,364
                                                            ==============   ==============

Net Income per Common Share:
    Basic:
       As reported.......................................   $         1.07   $         1.06
       Pro forma.........................................             1.05             1.05
    Diluted:
       As reported.......................................             1.06             1.05
       Pro forma.........................................             1.05             1.03

      The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

      On May 1, 2003, the Company began issuing stock appreciation rights to certain employees in lieu of stock options. The Company records compensation expense with respect to stock appreciation rights as the price of the Company's common stock fluctuates and the awards vest.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following table provides supplemental disclosure of cash flow information:

                                                            FOR THE QUARTER ENDED MARCH 31,
                                                            -------------------------------
                                                                 2004             2003
                                                            --------------   --------------
                                                                    (In thousands)
Cash paid during the period for:
   Interest (net of amounts capitalized).................   $       11,308   $       12,017
   Income taxes (net of refunds).........................           64,705           61,948

7.    PENSION AND POST-RETIREMENT BENEFITS

      Effective July 1, 2003, as part of the BP North Sea acquisition, Apache assumed a defined benefit pension plan covering existing BP North Sea employees hired by the Company as part of the acquisition. The pension plan provides defined benefits based on years of service and final average salary.

      The following table sets forth the components of the net periodic cost of Apache's pension and other post-retirement benefit plans for the three-month period ended March 31, 2004. The pension and post-retirement benefit plans did not materially impact the Company for equivalent prior-year periods.

                                                            FOR THE QUARTER ENDED MARCH 31, 2004
                                                            ------------------------------------
                                                                                 POST-RETIREMENT
                                                            PENSION BENEFITS        BENEFITS
                                                            ----------------     ---------------
                                                                      (In thousands)
COMPONENTS OF NET PERIODIC BENEFIT COSTS
   Service cost..........................................   $          1,386     $           250
   Interest cost.........................................                921                 150
   Expected return on assets.............................               (911)                  -
   Amortization of:
       Prior service cost................................                  -                   -
       Transition obligation.............................                  -                   -
       Actuarial (gain)/loss.............................                  -                  75
                                                            ----------------     ---------------
   Net periodic benefit cost.............................   $          1,396     $           475
                                                            ================     ===============

      Apache disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5 million to its pension plan in 2004, of which $1 million was contributed as of March 31, 2004 and at least an additional $4 million is expected by year-end 2004.

      The Company did not make any material contributions to the post-retirement benefit plan during the period and does not anticipate any material contributions or benefit payments to be made in future years.

8.    BUSINESS SEGMENT INFORMATION

      Apache has six reportable segments which are primarily in the business of crude oil and natural gas exploration and production. The Company evaluates performance based on profit or loss from oil and gas operations before income and expense items incidental to oil and gas operations, and income taxes. Apache's reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

                                            UNITED                                                       OTHER
                                            STATES      CANADA      EGYPT     AUSTRALIA   NORTH SEA  INTERNATIONAL     TOTAL
                                          ----------  ----------  ----------  ----------  ---------  -------------  -----------
                                                                            (In thousands)
FOR THE QUARTER ENDED MARCH 31, 2004

Oil and Gas Production Revenues.........  $  530,756  $  226,041  $  188,007  $   93,440  $  92,216  $      22,294  $ 1,152,754
                                          ==========  ==========  ==========  ==========  =========  =============  ===========
Operating Income (1)....................  $  287,003  $  123,061  $  117,814  $   47,792  $   7,436  $       8,048  $   621,154
                                          ==========  ==========  ==========  ==========  =========  =============
Other Income (Expense):
   Other................................                                                                                 (2,815)
   General and administrative...........                                                                                (43,850)
   Financing costs, net.................                                                                                (27,146)
                                                                                                                    -----------
Income Before Income Taxes..............                                                                            $   547,343
                                                                                                                    ===========
Total Assets............................  $5,695,986  $3,123,622  $1,799,449  $1,000,008  $ 990,647  $     175,998  $12,785,710
                                          ==========  ==========  ==========  ==========  =========  =============  ===========

FOR THE QUARTER ENDED MARCH 31, 2003

Oil and Gas Production Revenues.........  $  472,153  $  223,403  $  175,363  $  102,274  $      -   $       1,969  $   975,162
                                          ==========  ==========  ==========  ==========  =========  =============  ===========
Operating Income (1)....................  $  277,941  $  136,575  $  113,706  $   56,059  $      -   $         669  $   584,950
                                          ==========  ==========  ==========  ==========  =========  =============
Other Income (Expense):
   Other................................                                                                                 (8,553)
   General and administrative...........                                                                                (27,831)
   Preferred interests of subsidiaries..                                                                                 (3,362)
   Financing costs, net.................                                                                                (25,921)
                                                                                                                    -----------
Income Before Income Taxes..............                                                                            $   519,283
                                                                                                                    ===========

Total Assets............................  $5,345,524  $2,652,260  $1,749,675  $  950,629  $      -   $     174,194  $10,872,282
                                          ==========  ==========  ==========  ==========  =========  =============  ===========

(1) Operating income (loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating costs, gathering and transportation costs, and severance and other taxes.

9.    ASSET RETIREMENT OBLIGATIONS

      Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate. Apache's asset retirement obligations primarily relate to the plugging and abandonment of oil and gas properties.

      Upon adoption, Apache recorded an increase to net oil and gas properties of $410 million and additional liabilities related to asset retirement obligations of $369 million. These amounts reflect the ARO of the Company had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash cumulative effect increase to 2003 earnings of $27 million ($41 million pretax).

      The following table describes all changes to the Company's asset retirement obligation liability for the current year (in thousands):

Asset retirement obligation as of December 31, 2003...   $ 739,775
Liabilities incurred..................................       4,112
Liabilities settled...................................     (14,173)
Accretion expense.....................................      10,761
Revisions.............................................       7,925
                                                         ---------
Asset retirement obligation as of March 31, 2004.........   $ 748,400
                                                         =========

      Liabilities incurred during the period primarily relate to obligations in connection with the Company's drilling activity. Liabilities settled during the period primarily relate to individually immaterial properties plugged and abandoned or sold during the period.

10.   SUBSEQUENT EVENT

      In October 2000, the Company adopted the 2000 Share Appreciation Plan under which grants were made to the Company's officers and substantially all full-time employees. The 2000 Share Appreciation Plan provides for issuance of Apache common stock, based on attainment of one or more of three share price goals (Share Price Goals) and/or a separate production goal. The Share Price Goals are based on achieving a closing share price for Apache stock of $43.29, $51.95 and $77.92 per share ($100, $120 and $180 before the five and 10 percent stock dividends and the two-for-one stock split) on any 10 days out of any 30 consecutive trading days before January 1, 2005. As of April 28, 2004, Apache's share price exceeded the first threshold for the 10-day requirement. As such, Apache will issue approximately 1.3 million shares of its common stock, before any minimum tax withholding requirements, valued at approximately $59 million. These awards will be issued in three equal installments in 2004, 2005 and 2006 to employees remaining with the Company during that period. Expense recognition is based on the percentage of the employees' service period and will reduce Apache's 2004 net income by approximately $16 million after tax, or five cents per diluted common share. Please refer to our 2003 Form 10-K for additional details concerning the 2000 Share Appreciation Plan.

11.   SUPPLEMENTAL GUARANTOR INFORMATION

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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2004


                                                                              APACHE    APACHE
                                                   APACHE        APACHE       FINANCE   FINANCE
                                                 CORPORATION  NORTH AMERICA  AUSTRALIA  CANADA
                                                 -----------  -------------  ---------  -------
                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.............  $   529,038  $           -  $       -  $     -
   Equity in net income (loss) of affiliates...      193,492          8,262     11,228   37,945
   Other.......................................         (763)             -          -        -
                                                 -----------  -------------  ---------  -------
                                                     721,767          8,262     11,228   37,945
                                                 -----------  -------------  ---------  -------
OPERATING EXPENSES:
   Depreciation, depletion and amortization....      131,210              -          -        -
   Asset retirement obligation accretion.......        5,795              -          -        -
   Lease operating costs.......................       84,235              -          -        -
   Gathering and transportation costs..........        7,332              -          -        -
   Severance and other taxes...................       13,380              -          -       18
   General and administrative..................       34,929              -          -        -
   Financing costs, net........................       21,763              -      4,512   10,107
                                                 -----------  -------------  ---------  -------
                                                    298,644              -      4,512    10,125
                                                 -----------  -------------  ---------  -------

INCOME (LOSS) BEFORE INCOME TAXES..............      423,123          8,262      6,716   27,820
   Provision (benefit) for income taxes........       74,039              -     (1,546)  (3,505)
                                                 -----------  -------------  ---------  -------
NET INCOME.....................................      349,084          8,262      8,262   31,325
   Preferred stock dividends...................        1,420              -          -        -
                                                 -----------  -------------  ---------  -------
INCOME ATTRIBUTABLE TO COMMON STOCK............  $   347,664  $       8,262  $   8,262  $31,325
                                                 ===========  =============  =========  =======

                                                  ALL OTHER
                                                 SUBSIDIARIES
                                                  OF APACHE    RECLASSIFICATIONS
                                                 CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                                 ------------  -----------------  ------------
                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.............  $    701,891  $         (78,175) $  1,152,754
   Equity in net income (loss) of affiliates...        (9,586)          (241,341)            -
   Other.......................................        (2,052)                 -        (2,815)
                                                 ------------  -----------------  ------------
                                                      690,253           (319,516)    1,149,939
                                                 ------------  -----------------  ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization....       155,018                  -       286,228
   Asset retirement obligation accretion.......         4,966                  -        10,761
   Lease operating costs.......................       199,969            (78,175)      206,029
   Gathering and transportation costs..........        12,302                  -        19,634
   Severance and other taxes...................        (4,450)                 -         8,948
   General and administrative..................         8,921                  -        43,850
   Financing costs, net........................        (9,236)                 -        27,146
                                                 ------------  -----------------  ------------
                                                      367,490            (78,175)      602,596
                                                 ------------  -----------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES..............       322,763           (241,341)      547,343
   Provision (benefit) for income taxes........       129,271                  -       198,259
                                                 ------------  -----------------  ------------
NET INCOME.....................................       193,492           (241,341)      349,084
   Preferred stock dividends...................             -                  -         1,420
                                                 ------------  -----------------  ------------
INCOME ATTRIBUTABLE TO COMMON STOCK............  $    193,492  $        (241,341) $    347,664
                                                 ============  =================  ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                              APACHE    APACHE
                                                   APACHE        APACHE       FINANCE   FINANCE
                                                 CORPORATION  NORTH AMERICA  AUSTRALIA  CANADA
                                                 -----------  -------------  ---------  -------
                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.............  $   376,167  $           -  $       -  $     -
   Equity in net income (loss) of affiliates...      179,358          8,947     11,925   28,195
   Other.......................................       (3,616)             -          -        -
                                                 -----------  -------------  ---------  -------
                                                     551,909          8,947     11,925   28,195
                                                 -----------  -------------  ---------  -------

OPERATING EXPENSES:
   Depreciation, depletion and amortization....       67,618              -          -        -
   Asset retirement obligation accretion.......        2,764              -          -        -
   Lease operating costs.......................       58,767              -          -        -
   Gathering and transportation costs..........        4,485              -          -        -
   Severance and other taxes...................       14,357              -          -       42
   General and administrative..................       23,703              -          -        -
   Financing costs, net........................       21,099              -      4,512   10,169
                                                 -----------  -------------  ---------  -------
                                                     192,793              -      4,512   10,211
                                                 -----------  -------------  ---------  -------

PREFERRED INTERESTS OF SUBSIDIARIES............            -              -          -        -
                                                 -----------  -------------  ---------  -------

INCOME (LOSS) BEFORE INCOME TAXES..............      359,116          8,947      7,413   17,984
   Provision (benefit) for income taxes........       39,944              -     (1,534)  (4,112)
                                                 -----------  -------------  ---------  -------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE.........................      319,172          8,947      8,947   22,096
   Cumulative effect of change in accounting
       principle, net of income tax............       19,757              -          -        -
                                                 -----------  -------------  ---------  -------

NET INCOME.....................................      338,929          8,947      8,947   22,096
   Preferred stock dividends...................        1,420              -          -        -
                                                 -----------  -------------  ---------  -------
INCOME ATTRIBUTABLE TO COMMON STOCK............  $   337,509  $       8,947  $   8,947  $22,096
                                                 ===========  =============  =========  =======

                                                  ALL OTHER
                                                 SUBSIDIARIES
                                                  OF APACHE    RECLASSIFICATIONS
                                                 CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                                 ------------  -----------------  ------------
                                                                (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.............  $    654,267  $         (55,272) $    975,162
   Equity in net income (loss) of affiliates...        (9,077)          (219,348)            -
   Other.......................................        (4,937)                 -        (8,553)
                                                 ------------  -----------------  ------------
                                                      640,253           (274,620)      966,609
                                                 ------------  -----------------  ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization....       146,731                  -       214,349
   Asset retirement obligation accretion.......         2,549                  -         5,313
   Lease operating costs.......................       130,640            (55,272)      134,135
   Gathering and transportation costs..........         7,376                  -        11,861
   Severance and other taxes...................        10,155                  -        24,554
   General and administrative..................         4,128                  -        27,831
   Financing costs, net........................        (9,859)                 -        25,921
                                                 ------------  -----------------  ------------
                                                      291,720            (55,272)      443,964
                                                 ------------  -----------------  ------------

PREFERRED INTERESTS OF SUBSIDIARIES............         3,362                  -         3,362
                                                 ------------  -----------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES..............       345,171           (219,348)      519,283
   Provision (benefit) for income taxes........       172,688                  -       206,986
                                                 ------------  -----------------  ------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE.........................       172,483           (219,348)      312,297
   Cumulative effect of change in accounting
       principle, net of income tax............         6,875                  -        26,632
                                                 ------------  -----------------  ------------

NET INCOME.....................................       179,358           (219,348)      338,929
   Preferred stock dividends...................             -                  -         1,420
                                                 ------------  -----------------  ------------
INCOME ATTRIBUTABLE TO COMMON STOCK............  $    179,358  $        (219,348) $    337,509
                                                 ============  =================  ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                               APACHE   APACHE
                                                   APACHE        APACHE       FINANCE   FINANCE
                                                 CORPORATION  NORTH AMERICA  AUSTRALIA  CANADA
                                                 -----------  -------------  ---------  -------
                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...................................  $   315,934  $           -  $  (3,704) $   205
                                                 -----------  -------------  ---------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.........     (120,615)             -          -        -
   Investment in subsidiaries, net.............      (15,778)        (3,500)         -        -
   Other, net..................................       (8,109)             -          -        -
                                                 -----------  -------------  ---------  -------
NET CASH USED IN INVESTING ACTIVITIES..........     (144,502)        (3,500)         -        -
                                                 -----------  -------------  ---------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings........................          187              -        204     (204)
   Payments on long-term debt..................     (135,300)             -          -        -
   Dividends paid..............................      (20,898)             -          -        -
   Common stock activity.......................        7,534          3,500      3,500        -
   Treasury stock activity, net................        3,746              -          -        -
   Cost of debt and equity transactions........         (673)             -          -        -
                                                 -----------  -------------  ---------  -------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES...................................     (145,404)         3,500      3,704     (204)
                                                 -----------  -------------  ---------  -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.............................       26,028              -          -        1

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR............................            -              -          2        1
                                                 -----------  -------------  ---------  -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD................................  $    26,028  $           -  $       2  $     2
                                                 ===========  =============  =========  =======

                                                  ALL OTHER
                                                 SUBSIDIARIES
                                                  OF APACHE    RECLASSIFICATIONS
                                                 CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                                 ------------  -----------------  ------------
                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...................................  $    339,897  $               -  $    652,332
                                                 ------------  -----------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.........      (349,218)                 -      (469,833)
   Investment in subsidiaries, net.............        (3,816)            23,094             -
   Other, net..................................        (1,400)                 -        (9,509)
                                                 ------------  -----------------  ------------
NET CASH USED IN INVESTING ACTIVITIES..........      (354,434)            23,094      (479,342)
                                                 ------------  -----------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings........................        12,658            (12,594)          251
   Payments on long-term debt..................             -                  -      (135,300)
   Dividends paid..............................             -                  -       (20,898)
   Common stock activity.......................         3,500            (10,500)        7,534
   Treasury stock activity, net................             -                  -         3,746
   Cost of debt and equity transactions........             -                  -          (673)
                                                 ------------  -----------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES...................................        16,158            (23,094)     (145,340)
                                                 ------------  -----------------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.............................         1,621                  -        27,650

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR............................        33,500                  -        33,503
                                                 ------------  -----------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD................................  $     35,121  $               -  $     61,153
                                                 ============  =================  ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                              APACHE    APACHE
                                                   APACHE        APACHE       FINANCE   FINANCE
                                                 CORPORATION  NORTH AMERICA  AUSTRALIA  CANADA
                                                 -----------  -------------  ---------  -------
                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...................................  $   134,160  $           -  $  (3,500) $(4,333)
                                                 -----------  -------------  ---------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.........      (87,688)             -          -        -
   Acquisitions................................     (527,610)             -          -        -
   Investment in subsidiaries, net.............      113,844         (3,500)         -        -
   Other, net..................................       (3,953)             -          -        -
                                                 -----------  -------------  ---------  -------
NET CASH USED IN INVESTING ACTIVITIES..........     (505,407)        (3,500)         -        -
                                                 -----------  -------------  ---------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings........................      104,488              -          -      (66)
   Payments on long-term debt..................     (280,300)             -          -        -
   Dividends paid..............................      (16,787)             -          -        -
   Common stock activity.......................      564,442          3,500      3,500    4,363
   Treasury stock activity, net................        2,476              -          -        -
   Cost of debt and equity transactions........         (534)             -          -        -
                                                 -----------  -------------  ---------  -------
NET CASH PROVIDED BY FINANCING ACTIVITIES......      373,785          3,500      3,500    4,297
                                                 -----------  -------------  ---------  -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.............................        2,538              -          -      (36)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR............................          224              -          2      127
                                                 -----------  -------------  ---------  -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD................................  $     2,762  $           -  $       2  $    91
                                                 ===========  =============  =========  =======

                                                  ALL OTHER
                                                 SUBSIDIARIES
                                                  OF APACHE    RECLASSIFICATIONS
                                                 CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                                 ------------  -----------------  ------------
                                                                (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...................................  $    411,714  $               -  $    538,041
                                                 ------------  -----------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.........      (256,495)                 -      (344,183)
   Acquisitions................................             -                  -      (527,610)
   Investment in subsidiaries, net.............       (91,727)           (18,617)            -
   Other, net..................................        (8,273)                 -       (12,226)
                                                 ------------  -----------------  ------------
NET CASH USED IN INVESTING ACTIVITIES..........      (356,495)           (18,617)     (884,019)
                                                 ------------  -----------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings........................       (90,957)            51,288        64,753
   Payments on long-term debt..................             -                  -      (280,300)
   Dividends paid..............................             -                  -       (16,787)
   Common stock activity.......................        21,308            (32,671)      564,442
   Treasury stock activity, net................             -                  -         2,476
   Cost of debt and equity transactions........             -                  -          (534)
                                                 ------------  -----------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES......       (69,649)            18,617       334,050
                                                 ------------  -----------------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.............................       (14,430)                 -       (11,928)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR............................        51,533                  -        51,886
                                                 ------------  -----------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD................................  $     37,103  $               -  $     39,958
                                                 ============  =================  ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2004


                                                                              APACHE     APACHE
                                                   APACHE        APACHE       FINANCE    FINANCE
                                                 CORPORATION  NORTH AMERICA  AUSTRALIA   CANADA
                                                 -----------  -------------  ---------  ----------
                                                                   (IN THOUSANDS)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................  $    26,028  $           -  $       2  $        2
   Receivables, net of allowance...............      243,614              -          -           -
   Inventories.................................       16,090              -          -           -
   Drilling advances and others................       38,385              -          -           -
                                                 -----------  -------------  ---------  ----------
                                                     324,117              -          2           2
                                                 -----------  -------------  ---------  ----------

PROPERTY AND EQUIPMENT, NET....................    5,245,995              -          -           -
                                                 -----------  -------------  ---------  ----------

OTHER ASSETS:
   Intercompany receivable, net................    1,304,161              -     (2,115)     93,986
   Goodwill, net...............................           -               -          -           -
   Equity in affiliates........................    3,278,124        226,278    480,039   1,138,827
   Deferred charges and other..................       37,909              -         -        4,791
                                                 -----------  -------------  ---------  ----------
                                                 $10,190,306  $     226,278  $ 477,926  $1,237,606
                                                 ===========  =============  =========  ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable............................  $   197,991  $           -  $       -  $       -
   Other accrued expenses......................      282,393              -      1,115      12,499
                                                 -----------  -------------  ---------  ----------
                                                     480,384              -      1,115      12,499
                                                 -----------  -------------  ---------  ----------
LONG-TERM DEBT.................................    1,270,770              -    269,037     646,754
                                                 -----------  -------------  ---------  ----------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
   Income taxes................................      905,472              -    (18,504)       (752)
   Advances from gas purchasers................      104,374              -          -           -
   Asset retirement obligation.................      401,562              -          -           -
   Other.......................................      155,305              -          -           -
                                                 -----------  -------------  ---------  ----------
                                                   1,566,713              -    (18,504)       (752)
                                                 -----------  -------------  ---------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...........................    6,872,439        226,278    226,278     579,105
                                                 -----------  -------------  ---------  ----------
                                                 $10,190,306  $     226,278  $ 477,926  $1,237,606
                                                 ===========  =============  =========  ==========

                                                  ALL OTHER
                                                 SUBSIDIARIES
                                                  OF APACHE    RECLASSIFICATIONS
                                                 CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                                 ------------  -----------------  ------------
                                                                (IN THOUSANDS)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................  $     35,121  $               -  $     61,153
   Receivables, net of allowance...............       460,840                  -       704,454
   Inventories.................................       102,596                  -       118,686
   Drilling advances and others................        65,172                  -       103,557
                                                 ------------  -----------------  ------------
                                                      663,729                  -       987,850
                                                 ------------  -----------------  ------------

PROPERTY AND EQUIPMENT, NET....................     6,286,361                  -    11,532,356
                                                 ------------  -----------------  ------------

OTHER ASSETS:
   Intercompany receivable, net................    (1,396,032)                 -             -
   Goodwill, net...............................       189,252                  -       189,252
   Equity in affiliates........................      (813,483)        (4,309,785)            -
   Deferred charges and other..................        33,552                  -        76,252
                                                 ------------  -----------------  ------------
                                                 $  4,963,379  $      (4,309,785) $ 12,785,710
                                                 ============  =================  ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable............................  $    129,382  $               -  $    327,373
   Other accrued expenses......................       291,181                  -       587,188
                                                 ------------  -----------------  ------------
                                                      420,563                  -       914,561
                                                 ------------  -----------------  ------------
LONG-TERM DEBT.................................         5,356                  -     2,191,917
                                                 ------------  -----------------  ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
   Income taxes................................       884,785                  -     1,771,001
   Advances from gas purchasers................             -                  -       104,374
   Asset retirement obligation.................       346,838                  -       748,400
   Other.......................................        27,713                  -       183,018
                                                 ------------  -----------------  ------------
                                                    1,259,336                  -     2,806,793
                                                 ------------  -----------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...........................     3,278,124         (4,309,785)    6,872,439
                                                 ------------  -----------------  ------------
                                                 $  4,963,379  $      (4,309,785) $ 12,785,710
                                                 ============  =================  ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003


                                                                              APACHE     APACHE
                                                   APACHE        APACHE       FINANCE    FINANCE
                                                 CORPORATION  NORTH AMERICA  AUSTRALIA   CANADA
                                                 -----------  -------------  ---------  ----------
                                                                   (IN THOUSANDS)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................  $         -   $          -  $       2  $        1
   Receivables, net of allowance...............      204,078              -          -           -
   Inventories.................................       17,646              -          -           -
   Drilling advances and other.................       60,159              -          -           -
                                                 -----------  -------------  ---------  ----------
                                                     281,883              -          2           1
                                                 -----------  -------------  ---------  ----------

PROPERTY AND EQUIPMENT, NET....................    5,235,717              -          -           -
                                                 -----------  -------------  ---------  ----------

OTHER ASSETS:
   Intercompany receivable, net................    1,291,503              -     (1,961)     93,768
   Goodwill, net...............................            -              -          -           -
   Equity in affiliates........................    3,077,152        183,617    437,860   1,084,711
   Deferred charges and other..................       36,672              -          -       4,767
                                                 -----------  -------------  ---------  ----------
                                                 $ 9,922,927  $     183,617  $ 435,901  $1,183,247
                                                 ===========  =============  =========  ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable............................  $   189,031  $           -  $      -   $       -
   Other accrued expenses......................      238,555              -      1,621       1,803
                                                 -----------  -------------  ---------  ----------
                                                     427,586              -      1,621       1,803
                                                 -----------  -------------  ---------  ----------

LONG-TERM DEBT.................................    1,405,882              -    268,987     646,741
                                                 -----------  -------------  ---------  ----------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
   Income taxes................................      879,044              -    (18,324)       (842)
   Advances from gas purchasers................      109,207              -          -           -
   Asset retirement obligation.................      401,349              -          -           -
   Oil and gas derivative instruments..........        5,931              -          -           -
   Other.......................................      161,130              -          -           -
                                                 -----------  -------------  ---------  ----------
                                                   1,556,661              -    (18,324)       (842)
                                                 -----------  -------------  ---------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...........................    6,532,798        183,617    183,617     535,545
                                                 -----------  -------------  ---------  ----------
                                                 $ 9,922,927  $     183,617  $ 435,901  $1,183,247
                                                 ===========  =============  =========  ==========

                                                  ALL OTHER
                                                 SUBSIDIARIES
                                                  OF APACHE    RECLASSIFICATIONS
                                                 CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                                 ------------  -----------------  ------------
                                                                 (IN THOUSANDS)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................  $     33,500  $               -  $     33,503
   Receivables, net of allowance...............       434,977                  -       639,055
   Inventories.................................       108,221                  -       125,867
   Drilling advances and other.................        40,488                  -       100,647
                                                 ------------  -----------------  ------------
                                                      617,186                  -       899,072
                                                 ------------  -----------------  ------------

PROPERTY AND EQUIPMENT, NET....................     6,024,368                  -    11,260,085
                                                 ------------  -----------------  ------------

OTHER ASSETS:
   Intercompany receivable, net................    (1,383,310)                 -            -
   Goodwill, net...............................       189,252                  -       189,252
   Equity in affiliates........................      (803,409)        (3,979,931)          -
   Deferred charges and other..................        26,278                  -        67,717
                                                 ------------  -----------------  ------------
                                                 $  4,670,365  $      (3,979,931) $ 12,416,126
                                                 ============  =================  ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable............................  $    111,567  $               -  $    300,598
   Other accrued expenses......................       277,801                  -       519,780
                                                 ------------  -----------------  ------------
                                                      389,368                  -       820,378
                                                 ------------  -----------------  ------------

LONG-TERM DEBT.................................         5,356                  -     2,326,966
                                                 ------------  -----------------  ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
   Income taxes................................       837,360                  -     1,697,238
   Advances from gas purchasers................             -                  -       109,207
   Asset retirement obligation.................       338,426                  -       739,775
   Oil and gas derivative instruments..........             -                  -         5,931
   Other.......................................        22,703                  -       183,833
                                                 ------------  -----------------  ------------
                                                    1,198,489                  -     2,735,984
                                                 ------------  -----------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...........................     3,077,152         (3,979,931)   6,532,798
                                                 ------------  -----------------  ------------
                                                 $  4,670,365  $      (3,979,931) $ 12,416,126
                                                 ============  =================  ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Apache Corporation reported record first-quarter 2004 earnings of $348 million, up from the previous record established in the first quarter of 2003 of $338 million. The 2003 quarter benefited from a $27 million cumulative effect adjustment for a change in accounting principle regarding asset retirement obligations (see Note 9). The Company also reported net cash provided by operating activities of $652 million, an increase of $114 million from the prior-year period. The improved results were driven by a 23 percent increase in equivalent daily production over the prior-year period. While crude oil and natural gas prices remained strong during the first quarter of 2004, both were below the comparative price realizations of the year-ago quarter.

      The Company's first-quarter 2004 production profile includes production from the North Sea assets acquired from subsidiaries of BP p.l.c. (BP) early in the second quarter of 2003 and China, where production commenced in the third quarter of 2003. Production from these areas, combined with drilling successes and production from Gulf of Mexico properties acquired during 2003 from BP and Shell Exploration and Production Company (Shell), drove first-quarter 2004 daily crude oil production to 217,567 barrels, up 37 percent from the comparable 2003 quarter. Over 75 percent of the increase in daily crude oil production came from the North Sea. Our first-quarter 2004 natural gas production of 1,213 MMcf/d increased 11 percent from the year-earlier period, relating primarily to the Gulf of Mexico properties discussed above and, to a lesser extent, higher demand in Australia and various drilling successes. Our first-quarter 2004 equivalent production from outside the U.S. increased to 58 percent from 55 percent in the 2003 quarter.

      First-quarter 2004 worldwide capital expenditures for exploration and development activity exceeded $500 million. Approximately two-thirds of our capital expenditures were dedicated to our North American regions to take advantage of high North American commodity prices, especially natural gas. Internationally, we had two notable discoveries:

      - On January 6, 2004, we announced that the Thomas Bright-2 appraisal well in the John Brookes field in the Carnarvon Basin offshore Western Australia extended the boundary of the reservoir, essentially doubling the estimated gross recoverable reserves. A portion of the John Brookes reserves is dedicated to supply 20 million cubic feet (MMcf) of gas per day over the next 15 years, with first sales scheduled for the fourth quarter of 2004.

      - On March 2, 2004, we announced completion of the Qasr-3X Jurassic appraisal well on Egypt's Khalda Concession which confirmed our original preliminary estimate of ultimate recoverable reserves in the range of one trillion to three trillion cubic feet (Tcf) of natural gas and 20 million to 60 million barrels of condensate. Several deep Jurassic delineation wells and at least one shallower Cretaceous well are planned during 2004. The Qasr discovery is perhaps the most significant discovery in Apache's history.

      On April 22, 2004, we announced completion of a 25-year Gas Sales Agreement with the Egyptian General Petroleum Company (EGPC) covering 2.1 Tcf of natural gas from the Qasr field. Principle terms include supplying 300 MMcf of gas per day to the Egyptian market. The pricing terms under the agreement set a minimum price of $1.50 per million British thermal units (MMBtu) and a maximum price of $2.65 per MMBtu. Field development, final engineering design and tendering operations are underway to allow us to reach the full contracted quantity during 2005.

      On January 14, 2004, we completed the two-for-one common stock split approved by our Board of Directors in September 2003. Separately, on January 26, 2004, the Nasdaq Stock Market, Inc. (NASDAQ) approved Apache for listing on the Nasdaq National Market, an intention we first announced on January 12, 2004. Our common stock is now listed on the NASDAQ as well as the New York Stock Exchange and Chicago Stock Exchange.

      As discussed in Note 10 of this Form 10-Q, on April 28, 2004, Apache's share price exceeded the first threshold for the 10-day requirement under its 2000 Share Appreciation Plan. As such, the Company will issue 1.3 million shares of its common stock valued at approximately $59 million in three annual installments. The incentives will reduce Apache's 2004 net income by approximately $16 million after tax or five cents per diluted common share.

      The present outlook for the remainder of 2004 appears favorable, considering our existing production profile and that current NYMEX futures markets indicate crude oil and natural gas prices should remain above historical averages. With a debt-to-capitalization ratio of 24.2 percent at quarter end and a positive outlook for earnings and cash flow, we are well positioned to take advantage of opportunities that may arise.

RESULTS OF OPERATIONS

Revenues

The following table presents each segment's oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

                             OIL REVENUES            GAS REVENUES
                        FOR THE QUARTER ENDED   FOR THE QUARTER ENDED
                             MARCH 31 ,              MARCH 31 ,
                        ---------------------   ---------------------
                          2004        2003        2004        2003
                        ---------   ---------   ---------   ---------
United States........          33%         34%         59%         59%
Canada...............          13%         16%         28%         29%
                        ---------   ---------   ---------   ---------
North America........          46%         50%         87%         88%

Egypt................          23%         29%          9%         10%
Australia............          13%         21%          4%          2%
North Sea............          15%          -           -           -
China................           3%          -           -           -
                        ---------   ---------   ---------   ---------
    Total............         100%        100%        100%        100%
                        =========   =========   =========   =========

      Crude Oil Contribution

      The geographic mix of our first-quarter 2004 crude oil revenues changed appreciably when compared to the first-quarter 2003 revenues. Crude oil revenues from outside the U.S. increased to 67 percent, up one percent from the prior-year quarter. The North Sea properties contributed 15 percent of first-quarter 2004 consolidated oil revenues while China contributed three percent. Neither of these countries contributed to first-quarter 2003 revenues. Percentage contributions from all other areas fell, reflecting the impact of our new operations in the North Sea and China.

      Natural Gas Contribution

      First-quarter 2004 North American natural gas revenues totaled 87 percent of consolidated natural gas revenues, down one percent from the comparable 2003 quarter. The U.S. contributed 59 percent of natural gas revenues, flat to the prior-year quarter as production growth from acquisitions and drilling more than offset the impact from lower natural gas prices. Canada and Egypt's contributions declined one percent to 28 percent and nine percent, respectively, on lower prices. Australia's gas revenues rose to four percent of consolidated gas revenues on both higher production and higher prices. Australia's gas price benefited from a stronger Australian dollar compared to the first quarter of 2003.

      The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                           FOR THE QUARTER ENDED MARCH 31,
                                         ------------------------------------
                                                                    INCREASE
                                            2004         2003      (DECREASE)
                                         ----------   ----------   ----------
Revenues (in thousands):
   Natural gas........................   $  526,854   $  520,360            1%
   Oil................................      602,635      438,343           37%
   Natural gas liquids................       23,265       16,459           41%
                                         ----------   ----------
         Total........................   $1,152,754   $  975,162           18%
                                         ==========   ==========
Natural Gas Volume - Mcf per day:

   United States......................      644,462      552,783           17%
   Canada.............................      314,064      309,205            2%
   Egypt..............................      128,665      123,719            4%
   Australia..........................      118,822      101,153           17%
   North Sea..........................        1,602           -             -
   China                                          -           -             -
   Argentina..........................        5,160        6,788          (24%)
                                         ----------   ----------
         Total........................    1,212,775    1,093,648           11%
                                         ==========   ==========
Average Natural Gas Price - Per Mcf:
   United States......................   $     5.35   $     6.22          (14%)
   Canada.............................         5.09         5.35           (5%)
   Egypt..............................         4.10         4.50           (9%)
   Australia..........................         1.70         1.31           30%
   North Sea..........................         4.34           -             -
   China                                          -           -             -
   Argentina..........................         0.47         0.42           12%
         Total........................         4.77         5.29          (10%)

Oil Volume - Barrels per day:
   United States......................       67,255       57,334           17%
   Canada.............................       25,266       24,735            2%
   Egypt..............................       49,097       45,710            7%
   Australia..........................       23,658       30,439          (22%)
   North Sea..........................       44,299            -            -
   China..............................        7,440            -            -
   Argentina..........................          552          597           (8%)
                                         ----------   ----------
         Total........................      217,567      158,815           37%
                                         ==========   ==========
Average Oil Price - Per barrel:
   United States......................   $    32.36   $    28.97           12%
   Canada.............................        33.00        32.09            3%
   Egypt                                      31.34        30.46            3%
   Australia..........................        34.86        33.00            6%
   North Sea..........................        22.72            -            -
   China                                      30.12            -            -
   Argentina..........................        33.44        31.95            5%
         Total........................        30.44        30.67           (1%)

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
      United States...................        8,128        6,083           34%
      Canada..........................        2,598        1,406           85%
                                         ----------   ----------
         Total........................       10,726        7,489           43%
                                         ==========   ==========
Average NGL Price - Per barrel:
      United States...................   $    25.27   $    24.34            4%
      Canada..........................        19.34        24.75          (22%)
         Total........................        23.83        24.42           (2%)

      Natural Gas Revenues

      The Company's natural gas production increased 119 million cubic feet per day (MMcf/d), adding $57 million to first-quarter natural gas revenues. Production in the U.S. climbed 92 MMcf/d, with the Gulf Coast region's production rising 88 MMcf/d on a full quarter of production from the Gulf of Mexico properties acquired from BP, production from properties acquired from Shell in July 2003 and drilling and recompletion programs. These increases offset natural declines in mature fields and downtime associated with well performance. Production in the Central region was up 4 MMcf/d as new discoveries and a successful recompletion program offset natural declines in mature fields. Australian production increased 18 MMcf/d, reflecting higher demand and new contracts that replaced contracts with a Perth gas distribution company which expired in October 2002. Worldwide, our average natural gas price dropped $.52 per Mcf, reducing first-quarter natural gas revenues by $50 million.

      Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices, including fixed-price physical contracts and derivatives. Approximately nine percent of our first quarter 2004 domestic natural gas production was subject to long-term fixed-price physical contracts, down from 11 percent in the first quarter of 2003. We also amortized small amounts of unrealized gains and losses on derivative positions closed in October and November 2001. The impact on our realized price was negligible in 2004 and 2003. The following table shows the impact on average prices for these items:

                                            FOR THE QUARTER ENDED MARCH 31,
                                         -------------------------------------
                                               2004                2003
                                         -----------------   -----------------
                                                       (Per Mcf)
Fixed-price physical..................   $            (.09)  $            (.15)
Derivatives...........................                (.07)               (.17)

      Crude Oil Revenues

      The Company added $168 million to first-quarter crude oil revenues on a 58,752 barrel per day (b/d) rise in production. Two areas contributing production to the current quarter that were not included in the first quarter of 2003 were the North Sea properties acquired from BP in early April 2003 and China, where production commenced in the third quarter of 2003. The North Sea's production averaged 44,299 b/d for the quarter, while China added 7,440 b/d. A portion of the revenue from the North Sea is tied to a separate crude oil physical sales contract entered into in conjunction with the acquisition. See
Note 2 of this Form 10-Q for a discussion of the terms of this contract. Production in the Gulf Coast region was up 8,883 b/d on drilling successes and production from Gulf of Mexico properties acquired during 2003 from BP and Shell. Egypt's production rose 3,387 b/d on exploration and development activity on several concessions, while Australia's production was down 6,781 b/d as natural decline, cyclone and downtime at Legendre, Stag and Simpson fields more than offset successful drilling results.

      Apache also manages its exposure to fluctuations in crude oil prices using derivatives. In addition, the Company amortized unrealized gains and losses related to derivative positions closed in October and November 2001. The following table shows the impact on prices for these items.

                                           FOR THE QUARTER ENDED MARCH 31,
                                         -----------------------------------
                                              2004                  2003
                                         --------------        --------------
                                                       (Per Bbl)
Derivatives...........................   $        (.60)        $       (1.61)
Amortization..........................               -                   .03

Operating Expenses

      The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance. First quarter 2004 costs include the full impact from our 2003 acquisitions, whereas the first quarter of 2003 only includes a partial month of costs associated with the BP Gulf of Mexico acquisition.

                                                                FOR THE QUARTER ENDED MARCH 31,   FOR THE QUARTER ENDED MARCH 31,
                                                                -------------------------------   -------------------------------
                                                                     2004             2003            2004             2003
                                                                --------------   --------------   -------------   ---------------
                                                                         (In millions)                       (Per Boe)
Depreciation, depletion and amortization:
   Oil and gas property and equipment........................   $          268   $          198   $        6.85   $          6.31
   Other assets..............................................               18               16             .46               .52
Asset retirement obligation accretion........................               11                5             .27               .17
Lease operating expenses (LOE)...............................              206              134            5.26              4.28
Gathering and transportation costs...........................               20               12             .50               .38
Severance and other taxes....................................                9               25             .23               .78
General and administrative expense (G&A).....................               44               28            1.12               .89
Financing costs, net.........................................               27               26             .69               .83
                                                                --------------   --------------   -------------   ---------------
           Total.............................................   $          603   $          444   $       15.38   $         14.16
                                                                ==============   ==============   =============   ===============

      Depreciation, Depletion and Amortization

      Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future development and abandonment costs.

      First-quarter 2004 full-cost DD&A expense of $268 million is $70 million higher than 2003, with 78 percent ($55 million) of the increase attributable to volume growth from our 2003 acquisitions. The 2004 expense is mainly comprised of the U.S., $126 million; Canada, $43 million; Egypt, $40 million; Australia, $25 million; the North Sea, $25 million and China, $9 million. First-quarter 2003 full-cost DD&A expense of $198 million is mainly comprised of the U.S., $97 million; Canada, $37 million; Egypt, $38 million and Australia, $25 million.

      On a boe basis, our first-quarter 2004 full-cost DD&A rate of $6.85 is $.54 higher than the first-quarter 2003 rate. The rate increase is incremental over sequential quarters and only increased $.07 from the fourth quarter of 2003. Over half of the rate increase since the first quarter of 2003 occurred in the U.S on higher finding, acquisition and future development costs. Canada added $.16 to the rate on higher finding costs. China, which had higher finding and development costs than other regions, added $.12 to the rate since initial production in the third quarter of 2003. Australia added $.05 to the rate. Egypt and the North Sea's rates reduced the worldwide rate $.05 and $.04, respectively, as both regions added lower cost reserves.

      Lease Operating Expenses

      Apache's LOE per boe was $5.26 in first-quarter 2004, an increase of $.98 per boe from the first quarter of 2003. Approximately $.56 of the increase was a result of our entrance into the North Sea ($.54) and first production in China ($.02). These areas primarily produce oil, which carries a higher LOE per boe rate. The remaining increase was related to our other areas of operations as follows: Egypt ($.17), Canada ($.11), Australia ($.07), and the U.S ($.06). Egypt was impacted by the loss of a diesel fuel subsidy in the third quarter of last year and higher variable costs with higher production (consumables, trucking, chemicals and transportation). Approximately half of Canada's increase was related to the weaker U.S. dollar, the remainder being generally higher costs. The increase in Australia was a result of lower production, as absolute costs decreased. In the U.S., approximately two-thirds of the increase was related to higher repair and maintenance costs, the balance driven by additional incentive compensation.

Gathering and Transportation Costs

      Apache sells oil and natural gas under two types of transactions, both of which include a transportation charge. One is a netback arrangement, under which Apache sells oil or natural gas at the wellhead and collects a price, net of transportation incurred by the purchaser. Under the other arrangement, Apache sells oil or natural gas at a specific delivery point beyond the wellhead, pays the cost of transportation to a third-party carrier and receives from the purchaser a price with no deduction for transportation cost. In the U.S. and Canada, Apache sells oil and natural gas under both types of arrangements. In the North Sea, Apache pays transportation to a third-party carrier. In Egypt and Australia, oil and natural gas are sold under the netback arrangement. Gathering and transportation costs paid to third-party carriers and disclosed here vary based on the volume, distance shipped, and the fee charged by the transporter, which may be price sensitive.

      For the first quarter of 2004, these costs are primarily related to the transportation of natural gas in our North American operations and transportation of oil in the North Sea. First quarter 2004 gathering and transportation costs totaled $7 million in Canada, $7 million in the U.S. and $5 million in the North Sea. In the 2003 quarter, these costs totaled $7 million and $5 million in Canada and the U.S., respectively. Apache did not enter the North Sea until the second quarter of 2003. The $.12 increase in transportation on a boe basis is primarily related to transportation of North Sea oil, which is more expensive to transport.

      Severance and Other Taxes

      Severance and other taxes are comprised primarily of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia, the Australian Petroleum Resource Rent Tax (PRRT), the Canadian Large Corporation Tax, Saskatchewan Capital Tax, Saskatchewan Resource Surtax and Freehold Mineral Tax, and the North Sea Petroleum Revenue Tax (PRT). Egyptian operations are not subject to these various taxes.

      First quarter 2004 severance and other taxes totaled $9 million, $16 million less than the year-ago quarter. A detail of these taxes follows:

                                                                     2004             2003
                                                                --------------   --------------
                                                                         (In millions)
Severance taxes..............................................   $         19.3   $         21.0
North Sea PRT................................................            (16.7)               -
Canadian taxes...............................................              5.0              3.1
Other........................................................              1.3               .5
                                                                --------------   --------------
Total Severance and Other Taxes..............................   $          8.9   $         24.6
                                                                ==============   ==============

The $17 million North Sea PRT credit resulted from capital expenditures. Absent this PRT credit in the North Sea, first-quarter 2004 severance and other taxes would have been up $1 million. Severance taxes in the U.S. and Canada were marginally lower than the 2003 quarter. Canada's taxes increased as a result of the increase in the value of the Canadian dollar and a higher freehold mineral tax.

      General and Administrative Expense

      G&A costs were $16 million higher compared to the first quarter of 2003. Approximately 48 percent of the additional cost is related to the impact on compensation programs of the rising price of Apache's common stock and incremental 2003 incentive compensation paid in 2004. The higher stock related compensation expense stems from Apache's decision, effective January 1, 2003, to expense stock-based compensation plans. Another 17 percent of the increase is related to our new North Sea operations. The balance of the increase is related to the Company's decision to increase its charitable contributions, expansion of the Company's new gas marketing group, higher comparative legal costs.

      Provision for Income Taxes

      First-quarter 2004 income tax expense was $9 million less than the prior-year quarter, even though the March 31, 2004 quarter had higher taxable income. The lower income tax expense was driven by a lower effective tax rate of
36.2 percent compared to 39.9 percent in the prior-year quarter, which was impacted by a weaker U.S. dollar. The current quarter effective tax rate was largely unaffected by foreign currency charges, unlike the prior-year quarter. Additionally, the Canadian federal statutory income tax rates were lowered in the fourth quarter of 2003.

OIL AND GAS CAPITAL EXPENDITURES

                                                                FOR THE QUARTER ENDED MARCH 31,
                                                                -------------------------------
                                                                     2004             2003
                                                                --------------   --------------
                                                                         (In thousands)
Exploration and development:
     United States...........................................   $      155,807   $       87,280
     Canada..................................................          194,716          165,047
     Egypt...................................................           63,666           60,327
     Australia...............................................           32,165           25,247
     North Sea...............................................           67,005                -
     China...................................................              794            4,012
     Other International.....................................              444              363
                                                                --------------   --------------
                                                                $      514,597   $      342,276
                                                                ==============   ==============
Capitalized Interest.........................................   $       13,650   $       11,232
                                                                ==============   ==============
Gas gathering, transmission and processing facilities........   $       20,321   $        3,061
                                                                ==============   ==============
Acquisitions:
     Oil and gas properties..................................   $        1,329   $      544,371
     Gas gathering, transmission and processing facilities...                -            5,484
                                                                --------------   --------------
                                                                $        1,329   $      549,855
                                                                ==============   ==============

CAPITAL RESOURCES

      Apache's primary cash needs are for exploration, development and acquisition of oil and gas properties, operating expenses, repayment of principal and interest on outstanding debt and payment of dividends. The Company funds its exploration and development activities primarily through internally generated cash flows. Apache budgets capital expenditures based upon projected cash flows and routinely adjusts capital expenditures in response to changes in oil and natural gas prices and corresponding changes in cash flow. The Company cannot accurately predict future oil and gas prices.

Net Cash Provided by Operating Activities

      Apache's net cash provided by operating activities for the first three months of 2004 totaled $652 million, a 21 percent increase from $538 million in the first three months of 2003 on a 23 percent increase in equivalent production partially offset by lower gas prices.

LIQUIDITY

      The Company had $61 million in cash and cash equivalents on March 31, 2004, up from $34 million on December 31, 2003. Apache's ratio of current assets to current liabilities on March 31, 2004 was 1.08 compared to 1.10 on December 31, 2003.

      Apache believes that cash on hand, net cash generated from operations, short-term investments, and unused committed borrowing capacity under its $1.5 billion global credit facility will be adequate to satisfy future financial obligations and liquidity needs. The global credit facility includes a $750 million 364-day U.S. credit facility which expires in May 2004. The Company is currently negotiating a 5-year credit facility to replace the 364-day facility. As of March 31, 2004, Apache's available borrowing capacity under its global credit facility was $1.5 billion.

FUTURE TRENDS

      Our objective is to build a company of lasting value by pursuing profitable growth through a combination of drilling and acquisitions. Our investment decisions are subjected to strict rate of return criteria and generally fall in the categories identified below, depending on which phase of the price and cost cycles we may be in. Those categories include:

                  -     exploiting our existing property base;
                  -     acquiring properties to which we can add value; and
                  -     drilling high-potential exploration prospects.

Exploiting Existing Asset Base

      We seek to maximize the value of our existing asset base by increasing production and reserves while operating in the most cost efficient manner. In order to achieve these objectives, we actively pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions and discoveries over the last few years, including the recent properties acquired from BP and Shell, we have an abundant inventory of exploitation opportunities.

Acquiring Properties to Which We Can Add Value

      We seek to purchase reserves at appropriate prices by generally avoiding auction processes, where we are competing against other buyers and by targeting properties to which we believe we can add value. Our aim is to follow each acquisition with a cycle of reserve enhancement, property consolidation and cash flow acceleration, facilitating asset growth and debt reduction.

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

      The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference. Information about market risks for the quarter ended March 31, 2004 does not differ materially from our 2003 Form 10-K disclosure except as noted below.

      Although Apache uses floating-rate debt on a short-term basis, all of the Company's debt was at fixed-rates as of March 31, 2004. Apache's annual interest costs in 2004 are not expected to fluctuate materially. Therefore, the Company considers its interest rate risk exposure to be minimal.

      On March 31, 2004, the Company had open natural gas derivative positions with a fair value of $(80) million. A 10 percent increase in natural gas prices would change the fair value by $(27) million. A 10 percent decrease in prices would change the fair value by $25 million. The Company did not have any open oil price swap positions on March 31, 2004. See Note 2 to the Company's consolidated financial statements for notional volumes associated with the Company's derivative contracts.

ITEM 4 - CONTROLS AND PROCEDURES

      G. Steven Farris, the Company's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company's disclosure controls to be effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in internal controls over financial reporting during the quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               The information set forth in Note 11 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2003 (filed with the SEC on March 12, 2004) is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)        Exhibits

                           4.1    -   Form of Certificate for Registrant's
                                      Common Stock.
                          12.1    -   Statement of computation of ratio of
                                      earnings to fixed charges and combined
                                      fixed charges and preferred stock
                                      dividends.
                          31.1    -   Certification of Chief Executive Officer.
                          31.2    -   Certification of Chief Financial Officer.
                          32.1    -   Certification of Chief Executive Officer
                                      and Chief Financial Officer.

               (b)        Reports filed on Form 8-K

                          The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended March 31, 2004:

                          Item 5 - Other Events - dated December 16, 2003, filed January 8, 2004

                          On December 16, 2003, Apache filed with the Delaware Secretary of State a Certificate of Elimination with respect to Apache's previously outstanding Series C Preferred Stock. On December 17, 2003, Apache filed with the Delaware Secretary of State an Agreement and Plan of Merger under which Apache Clearwater Operations, Inc., a Delaware corporation and a wholly owned subsidiary of Apache, was merged with and into Apache, effective as of December 31, 2003. On January 5, 2004, Apache filed with the Delaware Secretary of State a Certificate of Amendment to Apache's Restated Certificate of Incorporation providing for an increase in the number of authorized shares of Apache's common stock and reducing the par value thereof, all effective as of January 13, 2004.

                          Item 5 - Other Events - dated and filed January 12,
                          2004

                          On January 12, 2004, Apache announced that its common stock would be dually listed for trading on the NASDAQ as well as the New York Stock Exchange, pending application approval by NASDAQ. Apache will continue to trade under its existing three-letter stock symbol "APA" on both exchanges.

                          Item 5 - Other Events - dated January 29, 2004, filed January 30, 2004

                          On January 29, 2004, Apache reported full-year 2003 earnings of $1.1 billion, or $3.43 per diluted common share, on strong commodity prices and record production, up 105 percent from $544 million, or $1.80 per share in 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APACHE CORPORATION

Dated: May 7, 2004                        /s/ ROGER B. PLANK
                                          --------------------------------------
                                          Roger B. Plank
                                          Executive Vice President and Chief
                                          Financial Officer

Dated: May 7, 2004                        /s/ THOMAS L. MITCHELL
                                          --------------------------------------
                                          Thomas L. Mitchell
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS

 4.1   -   Form of Certificate for Registrant's Common Stock.
12.1   -   Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.
31.1   -   Certification of Chief Executive Officer.
31.2   -   Certification of Chief Financial Officer.
32.1   -   Certification of Chief Executive Officer and Chief Financial Officer.