Form 10-Q
period 2004-06-30
APACHE CORP
filed 2004-08-09
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

                        YES    [X]            NO [ ]

Number of shares of Registrant's common stock, outstanding as of June 30,
2004.............326,002,236

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE QUARTER            FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,               ENDED JUNE 30,
                                                               -------------------------     -------------------------
                                                                  2004           2003           2004           2003
                                                               ----------     ----------     ----------     ----------
                                                                    (In thousands, except per common share data)
REVENUES AND OTHER:
       Oil and gas production revenues ....................    $1,247,412     $1,044,330     $2,400,166     $2,019,492
       Other ..............................................        (6,679)        10,026         (9,494)         1,473
                                                               ----------     ----------     ----------     ----------
                                                                1,240,733      1,054,356      2,390,672      2,020,965
                                                               ----------     ----------     ----------     ----------
OPERATING EXPENSES:
       Depreciation, depletion and amortization ...........       295,737        272,356        581,965        486,705
       Asset retirement obligation accretion ..............        10,891         10,445         21,652         15,758
       Lease operating costs ..............................       197,097        186,286        403,126        320,421
       Share appreciation plan - lease operating costs ....        10,992              -         10,992              -
       Gathering and transportation costs .................        20,162         15,131         39,796         26,992
       Severance and other taxes ..........................        21,595         32,742         30,543         57,296
       General and administrative .........................        36,479         30,574         80,329         58,405
       Share appreciation plan - general and administrative        11,012              -         11,012              -
       China litigation ...................................        71,216              -         71,216              -
       Financing costs:
              Interest expense ............................        40,193         41,428         80,742         79,124
              Amortization of deferred loan costs .........           595            536          1,162          1,067
              Capitalized interest ........................       (12,708)       (12,618)       (26,358)       (23,850)
              Interest income .............................          (513)          (428)          (833)        (1,502)
                                                               ----------     ----------     ----------     ----------
                                                                  702,748        576,452      1,305,344      1,020,416
PREFERRED INTERESTS OF SUBSIDIARIES .......................             -          3,330              -          6,692
                                                               ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES ................................       537,985        474,574      1,085,328        993,857
       Provision for income taxes .........................       164,847        230,193        363,106        437,179
                                                               ----------     ----------     ----------     ----------
INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE ...............................................       373,138        244,381        722,222        556,678
       Cumulative effect of change in accounting principle,
              net of income tax ...........................             -              -              -         26,632
                                                               ----------     ----------     ----------     ----------
NET INCOME ................................................       373,138        244,381        722,222        583,310
       Preferred stock dividends ..........................         1,420          1,420          2,840          2,840
                                                               ----------     ----------     ----------     ----------
INCOME ATTRIBUTABLE TO COMMON STOCK .......................    $  371,718     $  242,961     $  719,382     $  580,470
                                                               ==========     ==========     ==========     ==========
BASIC NET INCOME PER COMMON SHARE:
       Before change in accounting principle ..............    $     1.14     $      .75     $     2.21     $     1.73
       Cumulative effect of change in accounting principle              -              -              -            .08
                                                               ----------     ----------     ----------     ----------
                                                               $     1.14     $      .75     $     2.21     $     1.81
                                                               ==========     ==========     ==========     ==========
DILUTED NET INCOME PER COMMON SHARE:
       Before change in accounting principle ..............    $     1.13     $      .74     $     2.19     $     1.71
       Cumulative effect of change in accounting principle              -              -              -            .08
                                                               ----------     ----------     ----------     ----------
                                                               $     1.13     $      .74     $     2.19     $     1.79
                                                               ==========     ==========     ==========     ==========

          The accompanying notes to consolidated financial statements are an integral partof this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        ---------------------------
                                                                                           2004            2003
                                                                                        -----------     -----------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................................................    $   722,222     $   583,310
     Adjustments to reconcile net income to net cash
            provided by operating activities:
                  Depreciation, depletion and amortization .........................        581,965         486,705
                  Asset retirement obligation accretion ............................         21,652          15,758
                  Provision for deferred income taxes ..............................         99,098         221,370
                  Cumulative effect of change in accounting principle ..............              -         (26,632)
                  Other ............................................................         32,759           3,311
     Changes in operating assets and liabilities:

                  (Increase) decrease in receivables ...............................       (174,184)       (147,208)
                  (Increase) decrease in drilling advances and other ...............        (20,548)        (14,951)
                  (Increase) decrease in inventories ...............................          4,426           4,410
                  (Increase) decrease in deferred charges and other ................        (19,637)        (12,636)
                  Increase (decrease) in accounts payable ..........................        105,697          56,575
                  Increase (decrease) in accrued expenses ..........................        (21,467)         81,009
                  Increase (decrease) in advances from gas purchasers ..............         (9,072)         (8,088)
                  Increase (decrease) in deferred credits and noncurrent liabilities        (23,859)        (18,768)
                                                                                        -----------     -----------
                         Net cash provided by operating activities .................      1,299,052       1,224,165
                                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ...........................................     (1,058,149)       (771,046)
     Acquisition of BP properties ..................................................              -      (1,157,134)
     Other, net ....................................................................        (19,188)        (32,342)
                                                                                        -----------     -----------
                         Net cash used in investing activities .....................     (1,077,337)     (1,960,522)
                                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings ..........................................................            404       1,042,418
     Payments on long-term debt ....................................................       (135,300)       (852,305)
     Dividends paid ................................................................        (41,838)        (34,366)
     Common stock activity .........................................................         13,383         570,363
     Treasury stock activity, net ..................................................          7,663           3,399
     Cost of debt and equity transactions ..........................................         (2,050)         (4,039)
                                                                                        -----------     -----------
                         Net cash provided by (used in) financing activities .......       (157,738)        725,470
                                                                                        -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................         63,977         (10,887)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................................         33,503          51,886
                                                                                        -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................    $    97,480     $    40,999
                                                                                        ===========     ===========

          The accompanying notes to consolidated financial statements are an integral partof this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                        JUNE 30,      DECEMBER 31,
                                                                         2004            2003
                                                                    ------------     ------------
                                                                            (In thousands)
                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................    $     97,480     $     33,503
     Receivables, net of allowance .............................         811,633          639,055
     Inventories ...............................................         127,837          125,867
     Drilling advances .........................................          62,451           58,062
     Prepaid assets and other ..................................          58,463           42,585
                                                                    ------------     ------------
                                                                       1,157,864          899,072
                                                                    ------------     ------------
PROPERTY AND EQUIPMENT:
     Oil and gas, on the basis of full cost accounting:
            Proved properties ..................................      17,391,779       16,277,930
            Unproved properties and properties under
                  development, not being amortized .............         767,807          795,161
     Gas gathering, transmission and processing facilities .....         868,315          828,169
     Other .....................................................         249,494          239,548
                                                                    ------------     ------------
                                                                      19,277,395       18,140,808
     Less:  Accumulated depreciation, depletion and
                  amortization .................................      (7,461,957)      (6,880,723)
                                                                    ------------     ------------
                                                                      11,815,438       11,260,085
                                                                    ------------     ------------
OTHER ASSETS:
     Goodwill, net .............................................         189,252          189,252
     Deferred charges and other ................................          87,397           67,717
                                                                    ------------     ------------
                                                                    $ 13,249,951     $ 12,416,126
                                                                    ============     ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                   2004             2003
                                                                               ------------     ------------
                                                                                       (In thousands)
                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .....................................................    $    414,979     $    300,598
     Accrued operating expense ............................................          55,661           72,250
     Accrued exploration and development ..................................         252,462          212,028
     Accrued compensation and benefits ....................................          41,748           56,237
     Accrued interest .....................................................          32,527           32,621
     Accrued income taxes .................................................          35,801           18,936
     Oil and gas derivative instruments ...................................          69,771           63,542
     Other ................................................................          72,650           64,166
                                                                               ------------     ------------
                                                                                    975,599          820,378
                                                                               ------------     ------------
LONG-TERM DEBT ............................................................       2,192,070        2,326,966
                                                                               ------------     ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
     Income taxes .........................................................       1,786,314        1,697,238
     Advances from gas purchasers .........................................         100,135          109,207
     Asset retirement obligation ..........................................         759,617          739,775
     Oil and gas derivative instruments ...................................           1,233            5,931
     Other ................................................................         160,794          183,833
                                                                               ------------     ------------
                                                                                  2,808,093        2,735,984
                                                                               ------------     ------------
SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares authorized - Series B,
            5.68% Cumulative Preferred Stock, 100,000 shares issued and
            outstanding ...................................................          98,387           98,387
     Common stock, $0.625 par, 430,000,000 shares authorized,
            333,669,932 and 332,509,478 shares issued, respectively .......         208,544          207,818
     Paid-in capital ......................................................       4,094,351        4,038,007
     Retained earnings ....................................................       3,126,013        2,445,698
     Treasury stock, at cost, 7,667,696 and 8,012,302 shares,
            respectively ..................................................        (100,102)        (105,169)
     Accumulated other comprehensive loss .................................        (153,004)        (151,943)
                                                                               ------------     ------------
                                                                                  7,274,189        6,532,798
                                                                               ------------     ------------
                                                                               $ 13,249,951     $ 12,416,126
                                                                               ============     ============

          The accompanying notes to consolidated financial statements are an integral partof this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                 SERIES B
                                              COMPREHENSIVE     PREFERRED   COMMON     PAID-IN
(In thousands)                                   INCOME           STOCK      STOCK     CAPITAL
                                             ---------------   ----------  --------  ----------
BALANCE AT DECEMBER 31, 2002..............                     $   98,387  $194,331  $3,427,450
   Comprehensive income (loss):
     Net income...........................   $      583,310             -         -           -
     Commodity hedges, net of income tax
       benefit of $30,902.................          (51,870)            -         -           -
                                             ---------------
   Comprehensive income...................   $      531,440
                                             ===============
   Dividends:
     Preferred............................                              -         -           -
     Common ($.10 per share)..............                              -         -           -
   Five percent common stock dividend.....                              -       581      25,333
   Common shares issued...................                              -    12,444     563,050
   Treasury shares issued, net............                              -         -       2,113
   Other..................................                              -         -        (509)
                                                               ----------  --------  -----------
BALANCE AT JUNE 30, 2003..................                     $   98,387  $207,356  $4,017,437
                                                               ==========  ========  ===========
BALANCE AT DECEMBER 31, 2003..............                     $   98,387  $207,818  $4,038,007
   Comprehensive income (loss):
     Net income...........................   $      722,222             -         -           -
     Commodity hedges, net of income tax
       benefit of $648....................           (1,061)            -         -           -
                                             ---------------
   Comprehensive income...................   $      721,161
                                             ===============
   Dividends:
     Preferred............................                              -         -           -
     Common ($.12 per share)..............                              -         -           -
   Common shares issued...................                              -       726      49,201
   Treasury shares issued, net............                              -         -       4,738
   Other..................................                              -         -       2,405
                                                               ----------  --------  -----------
BALANCE AT JUNE 30, 2004..................                     $   98,387  $208,544  $4,094,351
                                                               ==========  ========  ===========

                                                                       ACCUMULATED
                                                                          OTHER           TOTAL
                                               RETAINED    TREASURY   COMPREHENSIVE   SHAREHOLDERS'
(In thousands)                                 EARNINGS     STOCK     INCOME (LOSS)      EQUITY
                                             -----------  ----------  -------------  --------------
BALANCE AT DECEMBER 31, 2002..............   $1,427,607   $(110,559)   $  (112,936)  $  4,924,280
   Comprehensive income (loss):
     Net income...........................      583,310           -              -        583,310
     Commodity hedges, net of income tax
       benefit of $30,902.................            -           -        (51,870)       (51,870)

   Comprehensive income...................

   Dividends:
     Preferred............................       (2,840)          -              -         (2,840)
     Common ($.10 per share)..............      (33,705)          -              -        (33,705)
   Five percent common stock dividend.....      (25,914)          -              -              -
   Common shares issued...................            -           -              -        575,494
   Treasury shares issued, net............            -       3,257              -          5,370
   Other..................................           (6)          -              -           (515)
                                             -----------  ----------   ------------  --------------
BALANCE AT JUNE 30, 2003..................   $1,948,452   $(107,302)   $  (164,806)  $  5,999,524
                                             ===========  ==========   ============  ==============
BALANCE AT DECEMBER 31, 2003..............   $2,445,698   $(105,169)   $  (151,943)  $  6,532,798
   Comprehensive income (loss):
     Net income...........................      722,222           -              -        722,222
     Commodity hedges, net of income tax
       benefit of $648....................            -           -         (1,061)        (1,061)

   Comprehensive income...................

   Dividends:
     Preferred............................       (2,840)          -              -         (2,840)
     Common ($.12 per share)..............      (39,067)          -              -        (39,067)
   Common shares issued...................            -           -              -         49,927
   Treasury shares issued, net............            -       5,067              -          9,805
   Other..................................                        -              -          2,405
                                             -----------  ----------   ------------  --------------
BALANCE AT JUNE 30, 2004..................   $3,126,013   $(100,102)   $  (153,004)  $  7,274,189
                                             ===========  ==========   ============  ==============

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

      On September 11, 2003, the Company declared a two-for-one stock split, distributed January 14, 2004, to shareholders of record on December 31, 2003. Quarterly share and per share information for 2003 have been restated to reflect the two-for-one stock split.

Reclassifications

      Certain prior period amounts have been reclassified to conform with current year presentations.

1.    ACQUISITIONS

      On May 24, 2004, Apache signed a letter of intent with ExxonMobil to explore and develop properties in West Texas, Western Canada, Louisiana and the Gulf of Mexico. The program will capitalize on the respective strengths and assets of both companies in these areas. The agreement provides for transfers and joint venture activity across a broad range of prospective and mature properties. Apache's participation will include an estimated cash payment of $385 million as of the effective date. The parties are negotiating definitive agreements, based on the letter of intent which included the following:

      - ExxonMobil will transfer its interest in 28 mature producing oil and gas fields in West Texas and New Mexico, retaining a revenue interest indexed to oil price through 2009 and a 50 percent working interest in all properties beneath the currently producing intervals.

      - ExxonMobil Canada will farm out its interest in approximately 300,000 acres of undeveloped property interests in the Western Canada Province of Alberta to Apache Canada Ltd. ExxonMobil Canada will retain a 37.5 percent lessor royalty interest in fee lands and a 35 percent working interest on ExxonMobil leaseholds as to any production resulting from the drilling program to be undertaken by Apache, currently targeted to include at least 250 wells.

      - The companies will explore jointly for deep gas on approximately 800,000 acres of Apache onshore Louisiana and Gulf of Mexico properties for an initial five-year period, with provisions for extension.

      On January 13, 2003, Apache announced that it had entered into agreements to purchase producing properties in the North Sea and Gulf of Mexico from subsidiaries of BP p.l.c. (referred to collectively as "BP") for $1.3 billion, with $670 million allocated to the Gulf of Mexico properties and $630 million allocated to properties in the North Sea. The properties included estimated proved reserves of 233.2 million barrels of oil equivalent (MMboe), 147.6 MMboe located in the North Sea with the balance in the Gulf of Mexico. Both purchase agreements were effective as of January 1, 2003. As is customary, Apache assumed BP's abandonment obligation for the properties, which was considered in determining the purchase price. Both the Gulf of Mexico and North Sea assets acquired from BP were funded with available cash on hand, the issuance of 19.8 million shares of Apache common stock (adjusted for the five percent common stock dividend and the two-for-one common stock split) and borrowings under the Company's lines of credit and commercial paper program. The offering of Apache's common stock provided net proceeds of approximately $554 million.

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

      The acquisition of the U.K. North Sea properties closed on April 2, 2003, at which time Apache paid a purchase price, adjusted for normal closing and working capital adjustments, of $630 million. The acquisition of the North Sea properties included a 96 percent interest in the Forties Field and established a new core area for the Company. In conjunction with the Forties acquisition, Apache may be required to issue a letter of credit to BP to cover the present value of related asset retirement obligations if the rating of the Company's senior unsecured debt is lowered by both Moody's and Standard and Poor's from its current ratings of A3 and A-, respectively. Should this occur, the initial letter of credit amount would be 129 million British pounds. Apache has agreed to sell all of the North Sea production from those properties to BP through December 31, 2004, at a combination of fixed and market sensitive prices pursuant to a contract entered into in connection with the North Sea purchase agreement.

      Presented below is a breakdown of the cash consideration given for the BP transaction as of the closing date.

                                         U.S. -                U.K. -
                                     GULF OF MEXICO           NORTH SEA              TOTAL*
                                     --------------         -------------          -----------
                                                            (In thousands)
Proved Property ..................     $   539,110           $   854,835           $ 1,393,945
Unproved Property ................          57,500                65,000               122,500
Working capital acquired, net ....              --                10,957                10,957
Asset Retirement Obligation ......         (69,000)             (250,887)             (319,887)
Deferred income tax liability ....              --               (50,381)              (50,381)
                                       -----------           -----------           -----------
Cash consideration ..............      $   527,610           $   629,524           $ 1,157,134
                                       ===========           ===========           ===========


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

                                            FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                            --------------------------------------
                                              AS REPORTED          PRO FORMA
                                              -----------          ----------
                                         (In thousands, except per common share data)
Revenues and other ..................          $2,020,965          $2,258,927
Net income ..........................             583,310             656,507
Preferred stock dividends ...........               2,840               2,840
Income attributable to common stock .             580,470             653,667

Net income per common share:
    Basic ...........................          $     1.81          $     2.03
    Diluted .........................                1.79                2.01

Average common shares outstanding (1)             320,973             323,160


            (1) Pro forma shares assume the issuance of 19.8 million common shares (adjusted for the five percent common stock dividend and the two-for-one common stock split) as of the beginning of each period presented.

      On July 3, 2003, Apache announced that it had completed the acquisition of producing properties on the Outer Continental Shelf of the Gulf of Mexico from Shell Exploration and Production Company (Shell) for $200 million, subject to normal post-closing adjustments, including preferential rights. Prior to the transaction, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Shell $300 million to acquire an overriding royalty interest in a portion of the reserves to be produced for a period of four years. Shell's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP). Under the terms of the VPP, Morgan Stanley is to receive a fixed volume of oil and gas production over the four-year term. The VPP reserves and production will not be recorded by Apache.

      Apache recorded estimated proved reserves of 124.6 billion cubic feet
(Bcf) of natural gas and 6.6 million barrels of oil. In addition, a $60 million liability for the future cost to produce and deliver volumes subject to the VPP was recorded by the Company because the overriding royalties are not burdened by production costs. This liability is being amortized as the volumes are produced and delivered to Morgan Stanley. The purchase agreement was effective as of July 1, 2003. The acquisition included interests in 26 fields covering 50 blocks (approximately 209,000 acres) and interests in two onshore gas separation plants. Apache operates 15 of the fields with 91 percent of the production. The purchase price was funded by borrowings under the Company's lines of credit and commercial paper program.

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

      Apache entered into, and designated as cash flow hedges, natural gas fixed-price swaps and natural gas option collars in conjunction with the BP and certain South Louisiana property acquisitions. During the second quarter of 2004, Apache entered into crude oil option collars and puts designated as cash flow hedges on existing base production in West Texas. These Nymex positions were entered into in accordance with the Company's hedging policy and involved several counterparties, all of which are rated A+ or better. As of June 30, 2004, the outstanding positions of our natural gas and crude oil cash flow hedges were as follows:

PRODUCTION                                       TOTAL VOLUMES       WEIGHTED AVERAGE       FAIR VALUE ASSET/
  PERIOD               INSTRUMENT TYPE            (MMBTU/BBL)         FLOOR/CEILING           (LIABILITY)
----------           --------------------        -------------       ----------------       ----------------
                                                                                             (In thousands)
   2004                   Gas Collars               9,200,000        $  3.25 / 5.81           $     (6,581)
                     Gas Fixed-Price Swap          25,760,000               4.33                   (50,452)
                          Oil Collars               1,472,000           35.00 / 42.20                  850

   2005                   Gas Collars               9,050,000           3.25 / 5.20                (12,254)
                          Oil Collars               1,387,000         28.00 / 38.90                 (1,807)
                        Oil Put Option              1,533,000              28.00                     1,724

   2006                   Oil Collars               1,387,000         28.00 / 38.90                   (477)
                        Oil Put Option              1,533,000              28.00                     2,521

      In addition to the fixed-price swaps and option collars, Apache entered into a separate crude oil physical sales contract with BP. The sales contract is a normal purchase and sale under Statement of Financial Accounting Standards
(SFAS) No. 133 and, therefore, the Company has designated and accounted for the contract under the accrual method. As of June 30, 2004, the outstanding terms of the contract were as follows:

CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
-----------------------------------------------------
PRODUCTION               TOTAL VOLUMES         AVERAGE
  PERIOD                   (BARRELS)          FIXED PRICE
----------               -------------        -----------
  2004                     7,360,000           $   22.06


      In June 2004, Apache began hedging foreign currency exchange risk associated with a portion of its forecasted Canadian and North Sea lease operating expenditures by entering into forward purchase contracts. The Company forward purchased $41 million Canadian dollars at an average exchange rate of ..735 and 12 million British pounds at an average exchange rate of 1.835. The forward contracts mature in July through December 2004. Combined, the fair market value of these contracts as of June 30, 2004 was $315,000 ($204,000 after tax). Future changes in market value will be recorded in Other Comprehensive Income.

      A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's derivative activities is presented in the table below:

                                                                             GROSS            AFTER TAX
                                                                          ------------       ------------
                                                                                  (In thousands)
Unrealized loss on derivatives at December 31, 2003....................   $    (69,316)      $    (43,193)
Net losses realized into earnings......................................         42,198             26,374
Net change in derivative fair value....................................        (43,907)           (27,435)
                                                                          -------------      --------------
Unrealized loss on derivatives at June 30, 2004........................   $    (71,025)      $    (44,254)
                                                                          =============      ==============


      Based on current market prices, the Company recorded an unrealized loss in other comprehensive income of $71 million ($44 million after tax), primarily representing oil and gas derivative hedges. Any loss will be realized in future earnings contemporaneously with the related sales of natural gas production applicable to specific hedges. Were current prices to hold, a loss of $69 million ($43 million after tax) would be realized over the next 12 months. However, these amounts could vary materially as a result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with SFAS No. 133, as amended.

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

      On May 28, 2004, the Company's $750 million 364-day credit facility matured and was replaced with a new 5-year credit facility. The financial covenants of the new 5-year facility require the Company to maintain a ratio of debt-to-capitalization of not greater than 60 percent at the end of any fiscal quarter. At the Company's option, the interest rate is based on (i) the greater of (a) The JPMorgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent or (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating. The facility also allows the Company to borrow under competitive auctions. On June 30, 2004, the margin over LIBOR for committed loans was .27 percent. If the total amount of the loans borrowed under the facility equals or exceeds 50 percent of the total facility commitments, then an additional .10 percent will be added to the margins over LIBOR. The Company also pays a quarterly facility fee of .08 percent on the total amount of the facility.

      Also on May 28, 2004, the Company amended its existing global credit facility agreements in order to make their terms consistent with the new 5-year credit facility. Significant changes included raising the cross default threshold and eliminating covenants which established minimum levels for tangible net worth and book values for assets of Apache and certain subsidiaries.

4.    CAPITAL STOCK

      On January 22, 2003, the Company completed a public offering of 19.8 million shares of Apache common stock (adjusted for the five percent common stock dividend and the two-for-one common stock split) including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used to purchase producing properties in the North Sea and the Gulf of Mexico from BP.

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

      On December 18, 2003, the Company announced that holders of its common stock approved an increase in the number of authorized common shares to 430 million from 215 million in order to complete the previously announced two-for-one stock split. The record date for the stock split was December 31, 2003, and the additional shares were distributed on January 14, 2004.

      On January 26, 2004, the Nasdaq Stock Market, Inc. (NASDAQ) approved Apache for listing on the Nasdaq National Market, an intention we first announced on January 12, 2004. Apache's common stock is now listed on the NASDAQ as well as the New York Stock Exchange and the Chicago Stock Exchange.

5.    NET INCOME PER COMMON SHARE

      A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                  FOR THE QUARTER ENDED JUNE 30,
                                                ------------------------------------------------------------------
                                                               2004                              2003
                                                ---------------------------------   ------------------------------
                                                  INCOME       SHARES   PER SHARE     INCOME    SHARES   PER SHARE
                                                ---------     -------   ---------   ---------  -------   ---------
                                                             (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock .......   $ 371,718     325,668   $    1.14   $ 242,961  323,409   $     .75
                                                                        =========                        =========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other ...................           -       3,695                       -    2,711
                                                ---------     -------               ---------  -------
DILUTED:
  Income attributable to common stock,
   including assumed conversions ............   $ 371,718     329,363   $    1.13   $ 242,961  326,120   $     .74
                                                =========     =======   =========   =========  =======   =========

                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                ------------------------------------------------------------------
                                                               2004                              2003
                                                ---------------------------------   ------------------------------
                                                  INCOME       SHARES   PER SHARE     INCOME    SHARES   PER SHARE
                                                ---------     -------   ---------   ---------  -------   ---------
                                                             (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock .......   $ 719,382     325,335   $    2.21   $ 580,470  320,973   $    1.81
                                                                        =========                        =========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other ...................           -       3,718                       -    2,681
                                                ---------     -------               ---------  -------
DILUTED:
  Income attributable to common stock,
   including assumed conversions ............   $ 719,382     329,053   $    2.19   $ 580,470  323,654   $    1.79
                                                =========     =======   =========   =========  =======   =========

6. STOCK-BASED COMPENSATION

      Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2003. However, on May 1, 2003, the Company began issuing stock appreciation rights to certain employees in lieu of stock options. The Company records compensation expense with respect to stock appreciation rights as the price of the Company's common stock fluctuates and the awards vest. On May 1, 2003 and May 6, 2004, Apache granted stock appreciation rights for 1,802,210 shares and 1,325,100 shares of Apache common stock, respectively. On June 30, 2004, stock appreciation rights for 2,913,564 shares of Apache common stock were outstanding with an average exercise price of $35.01.

      For stock options granted prior to 2003, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the stock options granted prior to 2003, no material stock-based employee compensation cost is reflected in net income. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      In October 2000, the Company adopted the 2000 Share Appreciation Plan under which grants were made to the Company's officers and substantially all full-time employees. The 2000 Share Appreciation Plan provides for issuance of Apache common stock, based on attainment of one or more of three share price goals (Share Price Goals) and/or a separate production goal. The Share Price Goals are based on achieving a closing share price for Apache stock of $43.29, $51.95 and $77.92 per share ($100, $120 and $180 before the five and 10 percent stock dividends and the two-for-one stock split) on any 10 days out of any 30 consecutive trading days before January 1, 2005. As of April 28, 2004, Apache's share price exceeded the first threshold for the 10-day requirement. As such, Apache will issue approximately 900,000 shares of its common stock, after minimum tax withholding requirements, in three equal installments. The first installment was issued in May 2004. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during that period. Expense recognition is based on the percentage of the employees' service period and will reduce Apache's 2004 net income by approximately $16 million after tax, or five cents per diluted common share.

      The cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is different than that which would have been recognized if the fair value based method had been applied to all awards. The following table illustrates the effect on income attributable to common stock and earnings per share had the fair value based provisions of SFAS No. 123, as amended, been applied to all outstanding and unvested awards.

                                                       FOR THE QUARTER ENDED              FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                       ---------------------              ------------------------
                                                         2004             2003            2004             2003
                                                         ----             ----            ----             ----
                                                           (In thousands, except for per common share amounts)
Income attributable to common stock, as reported.     $  371,718       $  242,961      $  719,382      $  580,470

Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects...................................         14,698               34          15,472             391

Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects      (5,063)          (6,364)        (10,642)        (10,866)
                                                      ----------       ----------      ----------      ----------
Pro forma income attributable to common stock....     $  381,353       $  236,631      $  724,212      $  569,995
                                                      ==========       ==========      ==========      ==========

Net Income per Common Share:
   Basic:
     As reported.................................     $     1.14       $      .75      $     2.21      $     1.81
     Pro forma...................................           1.17              .73            2.23            1.78
   Diluted:
     As reported.................................           1.13              .74            2.19            1.79
     Pro forma...................................           1.16              .72            2.20            1.75

      The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123, as amended, does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following table provides supplemental disclosure of cash flow information:

                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------------------
                                                                                2004                  2003
                                                                          --------------         --------------
                                                                                      (In thousands)
Cash paid during the period for:
   Interest (net of amounts capitalized).............................     $       49,584         $       47,471
   Income taxes (net of refunds).....................................            246,879                166,762

8.    PENSION AND POST-RETIREMENT BENEFITS

      Effective July 1, 2003, as part of the BP North Sea acquisition, Apache assumed a defined benefit pension plan covering existing BP North Sea employees hired by the Company as part of the acquisition. The pension plan provides defined benefits based on years of service and final average salary.

      The following table sets forth the components of the net periodic cost of Apache's pension and other post-retirement benefit plans for the six-month period ended June 30, 2004. The pension and post-retirement benefit plans did not materially impact the Company for equivalent prior-year periods.

                                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                                          -------------------------------------
                                                                              PENSION            POST-RETIREMENT
                                                                              BENEFITS             BENEFITS
                                                                          --------------         ---------------
                                                                                       (In thousands)
COMPONENTS OF NET PERIODIC BENEFIT COSTS
   Service cost.......................................................    $        2,727         $          484
   Interest cost......................................................             1,813                    314
   Expected return on assets..........................................            (1,793)                     -
   Amortization of:
      Transition obligation...........................................                 -                     22
      Actuarial (gain)/loss...........................................                 -                    125
                                                                          --------------         --------------
   Net periodic benefit cost..........................................    $        2,747         $          945
                                                                          ==============         ==============

      Apache disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5 million to its pension plan in 2004. Approximately $3 million of the original estimate was contributed as of June 30, 2004. The remaining $2 million is expected to be contributed by year-end. Apache also contributed an additional $12 million to fund prior years' benefit obligations.

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

9.    BUSINESS SEGMENT INFORMATION

      Apache has five reportable segments which are primarily in the business of natural gas and crude oil exploration and production. The Company evaluates segment performance based on results from oil and gas sales and lease-level expenses. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:

                                               UNITED                                                        OTHER
                                               STATES      CANADA      EGYPT      AUSTRALIA   NORTH SEA  INTERNATIONAL     TOTAL
                                             ----------  ----------  ----------  ----------  ----------  -------------  -----------
                                                                               (IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

Oil and Gas Production Revenues...........   $1,100,335  $  469,937  $  412,662  $  189,649  $  186,129    $   41,454   $ 2,400,166
                                             ==========  ==========  ==========  ==========  ==========    ==========   ===========

Operating Income (1)......................   $  597,116  $  258,033  $  277,239  $   88,841  $   74,714    $   16,149   $ 1,312,092
                                             ==========  ==========  ==========  ==========  ==========    ==========

Other Income (Expense):
   Other..................................                                                                                   (9,494)
   General and administrative.............                                                                                  (80,329)
   Share Appreciation Plan - general and
      administrative......................                                                                                  (11,012)
   China litigation.......................                                                                                  (71,216)
   Financing costs, net...................                                                                                  (54,713)
                                                                                                                        -----------
Income Before Income Taxes................                                                                              $ 1,085,328
                                                                                                                        ===========

Total Assets..............................   $5,868,356  $3,243,373  $1,890,102  $1,018,298  $1,041,801    $  188,021   $13,249,951
                                             ==========  ==========  ==========  ==========  ==========    ==========   ===========

FOR THE SIX MONTHS ENDED JUNE 30, 2003

Oil and Gas Production Revenues...........   $  994,699  $  427,940  $  320,274  $  194,952  $   77,858    $    3,769   $ 2,019,492
                                             ==========  ==========  ==========  ==========  ==========    ==========   ===========

Operating Income (1)......................   $  570,629  $  248,346  $  190,795  $   98,060  $    3,332    $    1,158   $ 1,112,320
                                             ==========  ==========  ==========  ==========  ==========    ==========

Other Income (Expense):
   Other..................................                                                                                    1,473
   General and administrative.............                                                                                  (58,405)
   Preferred interests of subsidiaries....                                                                                   (6,692)
   Financing costs, net...................                                                                                  (54,839)
                                                                                                                        -----------
Income Before Income Taxes................                                                                              $   993,857
                                                                                                                        ===========

Total Assets..............................   $5,340,053  $2,775,921  $1,684,445  $  936,575  $  985,841    $  173,200   $11,896,035
                                             ==========  ==========  ==========  ==========  ==========    ==========   ===========

1) Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, international impairments, lease operating costs, share appreciation plan - lease operating costs, gathering and transportation costs, and severance and other taxes.

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

      The following table describes all changes to the Company's ARO liability for the current year (in thousands):

Asset retirement obligation as of December 31, 2003................................    $   739,775
Liabilities incurred...............................................................          5,418
Liabilities settled................................................................        (21,893)
Accretion expense..................................................................         21,652
Revisions..........................................................................         14,665
                                                                                       -----------
Asset retirement obligation as of June 30, 2004....................................    $   759,617
                                                                                       ===========


      Liabilities incurred during the period primarily relate to obligations in connection with the Company's drilling activity. Liabilities settled during the period primarily relate to individually immaterial properties plugged and abandoned or sold during the period.

11.   LITIGATION

      Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (Texaco China). In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), later adding Apache Bohai to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache expects to pursue an appeal of the award in federal court.

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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                                              APACHE       APACHE        APACHE
                                                APACHE         NORTH       FINANCE       FINANCE
                                              CORPORATION     AMERICA     AUSTRALIA      CANADA
                                              -----------   -----------  -----------   -----------
                                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .........  $   568,421   $         -  $         -   $         -
   Equity in net income (loss) of affiliates      223,195        10,420       13,488        53,454
   Other ...................................       (1,148)            -            -             -
                                              -----------   -----------  -----------   -----------
                                                  790,468        10,420       13,488        53,454
                                              -----------   -----------  -----------   -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization       137,844             -            -             -
   Asset retirement obligation accretion ...        5,805             -            -             -
   Lease operating costs ...................       85,892             -            -             -
   Share appreciation plan - LOE ...........        5,737             -            -             -
   Gathering and transportation costs ......        7,891             -            -             -
   Severance and other taxes ...............       15,416             -            -             -
   General and administrative ..............       28,423             -            -             -
   Share appreciation plan - G&A ...........       10,034             -            -             -
   China litigation ........................            -             -            -             -
   Financing costs, net ....................       20,253             -        4,510         9,936
                                              -----------   -----------  -----------   -----------
                                                  317,295             -        4,510         9,936
                                              -----------   -----------  -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........      473,173        10,420        8,978        43,518
   Provision (benefit) for income taxes ....      100,035             -       (1,442)       (3,280)
                                              -----------   -----------  -----------   -----------

NET INCOME .................................      373,138        10,420       10,420        46,798
   Preferred stock dividends ...............        1,420             -            -             -
                                              -----------   -----------  -----------   -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ........  $   371,718   $    10,420  $    10,420   $    46,798
                                              ===========   ===========  ===========   ===========


                                                 ALL OTHER
                                                SUBSIDIARIES
                                                 OF APACHE    RECLASSIFICATIONS
                                                CORPORATION    & ELIMINATIONS     CONSOLIDATED
                                                ------------  -----------------   ------------
REVENUES AND OTHER:
   Oil and gas production revenues .........    $   756,030      $   (77,039)     $ 1,247,412
   Equity in net income (loss) of affiliates         (9,724)        (290,833)               -
   Other ...................................         (5,531)               -           (6,679)
                                                -----------      -----------      -----------
                                                    740,775         (367,872)       1,240,733
                                                -----------      -----------      -----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization         157,893                -          295,737
   Asset retirement obligation accretion ...          5,086                -           10,891
   Lease operating costs ...................        188,244          (77,039)         197,097
   Share appreciation plan - LOE ...........          5,255                -           10,992
   Gathering and transportation costs ......         12,271                -           20,162
   Severance and other taxes ...............          6,179                -           21,595
   General and administrative ..............          8,056                -           36,479
   Share appreciation plan - G&A ...........            978                -           11,012
   China litigation ........................         71,216                -           71,216
   Financing costs, net ....................         (7,132)               -           27,567
                                                -----------      -----------      -----------
                                                    448,046          (77,039)         702,748
                                                -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES ..........        292,729         (290,833)         537,985
   Provision (benefit) for income taxes ....         69,534                -          164,847
                                                -----------      -----------      -----------

NET INCOME .................................        223,195         (290,833)         373,138
   Preferred stock dividends ...............              -                -            1,420
                                                -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ........    $   223,195      $  (290,833)     $   371,718
                                                ===========      ===========      ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                              APACHE       APACHE        APACHE
                                                APACHE         NORTH       FINANCE       FINANCE
                                              CORPORATION     AMERICA     AUSTRALIA      CANADA
                                              -----------   -----------  -----------   -----------
                                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .........  $   438,796   $         -  $         -   $         -
   Equity in net income (loss) of affiliates       76,802         7,782       10,760         6,407
   Other ...................................       (2,641)            -            -             -
                                              -----------   -----------  -----------   -----------
                                                  512,957         7,782       10,760         6,407
                                              -----------   -----------  -----------   -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization        93,593             -            -             -
   Asset retirement obligation accretion ...        3,778             -            -             -
   Lease operating costs ...................       66,007             -            -             -
   Gathering and transportation costs ......        4,412             -            -             -
   Severance and other taxes ...............       13,042             -            -            11
   General and administrative ..............       25,138             -            -             -
   Financing costs, net ....................       27,345             -        4,513        10,010
                                              -----------   -----------  -----------   -----------
                                                  233,315             -        4,513        10,021
                                              -----------   -----------  -----------   -----------

PREFERRED INTERESTS OF SUBSIDIARIES ........            -             -            -             -
                                              -----------   -----------  -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........      279,642         7,782        6,247        (3,614)
   Provision (benefit) for income taxes ....       35,261             -       (1,535)       (3,318)
                                              -----------   -----------  -----------   -----------

NET INCOME .................................      244,381         7,782        7,782          (296)
   Preferred stock dividends ...............        1,420             -            -             -
                                              -----------   -----------  -----------   -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ........  $   242,961   $     7,782  $     7,782   $      (296)
                                              ===========   ===========  ===========   ===========


                                                 ALL OTHER
                                                SUBSIDIARIES
                                                 OF APACHE    RECLASSIFICATIONS
                                                CORPORATION    & ELIMINATIONS     CONSOLIDATED
                                                ------------  -----------------   ------------
                                                                                 (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .........    $   648,859      $   (43,325)     $ 1,044,330
   Equity in net income (loss) of affiliates         (9,681)         (92,070)               -
   Other ...................................         12,667                -           10,026
                                                -----------      -----------      -----------
                                                    651,845         (135,395)       1,054,356
                                                -----------      -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization         178,763                -          272,356
   Asset retirement obligation accretion ...          6,667                -           10,445
   Lease operating costs ...................        163,604          (43,325)         186,286
   Gathering and transportation costs ......         10,719                -           15,131
   Severance and other taxes ...............         19,689                -           32,742
   General and administrative ..............          5,436                -           30,574
   Financing costs, net ....................        (12,950)               -           28,918
                                                -----------      -----------      -----------
                                                    371,928          (43,325)         576,452
                                                -----------      -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES ........          3,330                -            3,330
                                                -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........        276,587          (92,070)         474,574
   Provision (benefit) for income taxes ....        199,785                -          230,193
                                                -----------      -----------      -----------

NET INCOME .................................         76,802          (92,070)         244,381
   Preferred stock dividends ...............              -                -            1,420
                                                -----------      -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ........    $    76,802      $   (92,070)     $   242,961
                                                ===========      ===========      ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                              APACHE       APACHE        APACHE
                                                APACHE         NORTH       FINANCE       FINANCE
                                              CORPORATION     AMERICA     AUSTRALIA      CANADA
                                              -----------   -----------  -----------   -----------
                                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .........  $ 1,097,459   $         -  $         -   $         -
   Equity in net income (loss) of affiliates      416,687        18,682       24,716        91,399
   Other ...................................       (1,911)            -            -             -
                                              -----------   -----------  -----------   -----------
                                                1,512,235        18,682       24,716        91,399
                                              -----------   -----------  -----------   -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization       269,054             -            -             -
   Asset retirement obligation accretion ...       11,600             -            -             -
   Lease operating costs ...................      170,127             -            -             -
   Share appreciation plan - LOE ...........        5,737             -            -             -
   Gathering and transportation costs ......       15,223             -            -             -
   Severance and other taxes ...............       28,796             -            -            18
   General and administrative ..............       63,352             -            -             -
   Share appreciation plan - G&A ...........       10,034             -            -             -
   China litigation ........................            -             -            -             -
   Financing costs, net ....................       42,016             -        9,022        20,043
                                              -----------   -----------  -----------   -----------
                                                  615,939             -        9,022        20,061
                                              -----------   -----------  -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........      896,296        18,682       15,694        71,338
   Provision (benefit) for income taxes ....      174,074             -       (2,988)       (6,785)
                                              -----------   -----------  -----------   -----------

NET INCOME .................................      722,222        18,682       18,682        78,123
   Preferred stock dividends ...............        2,840             -            -             -
                                              -----------   -----------  -----------   -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ........  $   719,382   $    18,682  $    18,682   $    78,123
                                              ===========   ===========  ===========   ===========


                                                 ALL OTHER
                                                SUBSIDIARIES
                                                 OF APACHE    RECLASSIFICATIONS
                                                CORPORATION    & ELIMINATIONS     CONSOLIDATED
                                                ------------  -----------------   ------------
REVENUES AND OTHER:
   Oil and gas production revenues .........    $ 1,457,921     $  (155,214)       $ 2,400,166
   Equity in net income (loss) of affiliates        (19,310)       (532,174)                 -
   Other ...................................         (7,583)              -             (9,494)
                                                -----------     -----------        -----------
                                                  1,431,028        (687,388)         2,390,672
                                                -----------     -----------        -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization         312,911               -            581,965
   Asset retirement obligation accretion ...         10,052               -             21,652
   Lease operating costs ...................        388,213        (155,214)           403,126
   Share appreciation plan - LOE ...........          5,255               -             10,992
   Gathering and transportation costs ......         24,573               -             39,796
   Severance and other taxes ...............          1,729               -             30,543
   General and administrative ..............         16,977               -             80,329
   Share appreciation plan - G&A ...........            978               -             11,012
   China litigation ........................         71,216               -             71,216
   Financing costs, net ....................        (16,368)              -             54,713
                                                -----------     -----------        -----------
                                                    815,536        (155,214)         1,305,344
                                                -----------     -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........        615,492        (532,174)         1,085,328
   Provision (benefit) for income taxes ....        198,805               -            363,106
                                                -----------     -----------        -----------

NET INCOME .................................        416,687        (532,174)           722,222
   Preferred stock dividends ...............              -               -              2,840
                                                -----------     -----------        -----------
INCOME ATTRIBUTABLE TO COMMON STOCK ........    $   416,687     $  (532,174)       $   719,382
                                                ===========     ===========        ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                                             APACHE          APACHE
                                                         APACHE           APACHE            FINANCE          FINANCE
                                                       CORPORATION     NORTH AMERICA       AUSTRALIA         CANADA
                                                       -----------     -------------      -----------     --------------
                                                                                                          (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.................    $   814,963      $         -       $         -      $         -
   Equity in net income (loss) of affiliates.......        256,160           16,729            22,685           34,602
   Other...........................................         (6,257)              -                  -                -
                                                       -----------      -----------       -----------      -----------
                                                         1,064,866           16,729            22,685           34,602
                                                       -----------      -----------       -----------      -----------

OPERATING EXPENSES:
   Depreciation, depletion and amortization........        161,211                -                 -                -
   Asset retirement obligation accretion...........          6,542                -                 -                -
   Lease operating costs...........................        124,774                -                 -                -
   Gathering and transportation costs..............          8,897                -                 -                -
   Severance and other taxes.......................         27,399                -                 -               53
   General and administrative......................         48,841                -                 -                -
   Financing costs, net............................         48,444                -             9,025           20,179
                                                       -----------      -----------       -----------      -----------
                                                           426,108                -             9,025           20,232
                                                       -----------      -----------       -----------      -----------

PREFERRED INTERESTS OF SUBSIDIARIES................             -                 -                 -                -
                                                       -----------      -----------       -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES..................        638,758           16,729            13,660           14,370
   Provision (benefit) for income taxes............         75,205                -            (3,069)          (7,430)
                                                       -----------      -----------       -----------      -----------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE.............................        563,553           16,729            16,729           21,800
   Cumulative effect of change in accounting
     principle, net of income tax..................         19,757                -                 -                -
                                                       -----------      -----------       -----------      -----------

NET INCOME.........................................        583,310           16,729            16,729           21,800
   Preferred stock dividends.......................          2,840                -                 -                -
                                                       -----------      -----------       -----------      -----------
INCOME ATTRIBUTABLE TO COMMON STOCK................    $   580,470      $    16,729       $    16,729      $    21,800
                                                       ===========      ===========       ===========      ===========

                                                          ALL OTHER
                                                         SUBSIDIARIES
                                                           OF APACHE    RECLASSIFICATIONS
                                                          CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                         ------------   -----------------    ------------

REVENUES AND OTHER:
   Oil and gas production revenues.................       $ 1,303,126     $    (98,597)      $  2,019,492
   Equity in net income (loss) of affiliates.......           (18,758)        (311,418)                 -
   Other...........................................             7,730                -              1,473
                                                          -----------     ------------       ------------
                                                            1,292,098         (410,015)         2,020,965
                                                          -----------     ------------       ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization........           325,494                -            486,705
   Asset retirement obligation accretion...........             9,216                -             15,758
   Lease operating costs...........................           294,244          (98,597)           320,421
   Gathering and transportation costs..............            18,095                -             26,992
   Severance and other taxes.......................            29,844                -             57,296
   General and administrative......................             9,564                -             58,405
   Financing costs, net............................           (22,809)               -             54,839
                                                          -----------     ------------       ------------
                                                              663,648          (98,597)         1,020,416
                                                          -----------     ------------       ------------

PREFERRED INTERESTS OF SUBSIDIARIES................             6,692                -              6,692
                                                          -----------     ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES..................           621,758         (311,418)           993,857
   Provision (benefit) for income taxes............           372,473                -            437,179
                                                          -----------     ------------       ------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE.............................           249,285         (311,418)           556,678
   Cumulative effect of change in accounting
     principle, net of income tax..................             6,875                -             26,632
                                                          -----------     ------------       ------------

NET INCOME.........................................           256,160         (311,418)           583,310
   Preferred stock dividends.......................                 -                -              2,840
                                                          -----------     ------------       ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................       $   256,160     $   (311,418)      $    580,470
                                                          ===========     ============       ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                                                                            APACHE            APACHE
                                                          APACHE           APACHE           FINANCE           FINANCE
                                                       CORPORATION     NORTH AMERICA       AUSTRALIA          CANADA
                                                       -----------     -------------      -----------     --------------
                                                                                                          (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $   678,621      $         -       $    (8,219)     $   (19,521)
                                                       -----------      -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (311,910)               -                 -                -
  Investment in subsidiaries, net..................       (182,525)          (9,025)                -                -
  Other, net.......................................         (8,957)               -                 -                -
                                                       -----------      -----------       -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES..............       (503,392)          (9,025)                -                -
                                                       -----------      -----------       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................            274                -              (806)             242
  Payments on long-term debt.......................       (135,300)               -                 -                -
  Dividends paid...................................        (41,838)               -                 -                -
  Common stock activity............................         13,383            9,025             9,025           19,281
  Treasury stock activity, net.....................          7,663                -                 -                -
  Cost of debt and equity transactions.............         (2,050)               -                 -                -
                                                       -----------      -----------       -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........       (157,868)           9,025             8,219           19,523
                                                       -----------      -----------       -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................         17,361                -                 -                2

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................              -                -                 2                1
                                                       -----------      -----------       -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $    17,361      $         -       $         2      $         3
                                                       ===========      ===========       ===========      ===========

                                                            ALL OTHER
                                                           SUBSIDIARIES
                                                            OF APACHE    RECLASSIFICATIONS
                                                           CORPORATION     & ELIMINATIONS     CONSOLIDATED
                                                           ------------  -----------------    ------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................        $   648,171     $          -       $  1,299,052
                                                           -----------     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............           (746,239)               -         (1,058,149)
  Investment in subsidiaries, net..................            (26,792)         218,342                  -
  Other, net.......................................            (10,231)               -            (19,188)
                                                           -----------     ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES..............           (783,262)         218,342         (1,077,337)
                                                           -----------     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................            165,023         (164,329)               404
  Payments on long-term debt.......................                  -                -           (135,300)
  Dividends paid...................................                  -                -            (41,838)
  Common stock activity............................             16,682          (54,013)            13,383
  Treasury stock activity, net.....................                  -                -              7,663
  Cost of debt and equity transactions.............                  -                -             (2,050)
                                                           -----------     ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........            181,705         (218,342)          (157,738)
                                                           -----------     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................             46,614                -             63,977

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................             33,500                -             33,503
                                                           -----------     ------------       ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................        $    80,114     $          -       $     97,480
                                                           ===========     ============       ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                                             APACHE           APACHE
                                                          APACHE          APACHE            FINANCE           FINANCE
                                                       CORPORATION     NORTH AMERICA       AUSTRALIA          CANADA
                                                       -----------     -------------      -----------     --------------
                                                                                                          (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................    $   422,811      $         -       $   (10,411)     $   326,493
                                                       -----------      -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............       (191,034)               -                 -                -
  Acquisitions.....................................       (527,610)               -                 -                -
  Investment in subsidiaries, net..................       (204,329)          (9,025)                -                -
  Other, net.......................................        (15,393)               -                 -                -
                                                       -----------      -----------       -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES..............       (938,366)          (9,025)                -                -
                                                       -----------      -----------       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................        660,873                -             1,386         (347,282)
  Payments on long-term debt.......................       (678,900)               -                 -                -
  Dividends paid...................................        (34,366)               -                 -                -
  Common stock activity............................        570,363            9,025             9,025           20,662
  Treasury stock activity, net.....................          3,399                -                 -                -
  Cost of debt and equity transactions.............         (4,039)               -                 -                -
                                                       -----------      -----------       -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        517,330            9,025            10,411         (326,620)
                                                       -----------      -----------       -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................          1,775                -                 -             (127)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................            224                -                 2              127
                                                       -----------      -----------       -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................    $     1,999      $         -       $         2      $         -
                                                       ===========      ===========       ===========      ===========

                                                            ALL OTHER
                                                           SUBSIDIARIES
                                                             OF APACHE    RECLASSIFICATIONS
                                                            CORPORATION     & ELIMINATIONS      CONSOLIDATED
                                                           ------------   -----------------     ------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................        $    485,272     $          -        $ 1,224,165
                                                           ------------     ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............            (580,012)               -           (771,046)
  Acquisitions.....................................            (629,524)               -         (1,157,134)
  Investment in subsidiaries, net..................             156,790           56,564                  -
  Other, net.......................................             (16,949)               -            (32,342)
                                                           ------------     ------------        -----------
NET CASH USED IN INVESTING ACTIVITIES..............          (1,069,695)          56,564         (1,960,522)
                                                           ------------     ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................              76,315          651,126          1,042,418
  Payments on long-term debt.......................            (173,405)               -           (852,305)
  Dividends paid...................................                   -                -            (34,366)
  Common stock activity............................             668,978         (707,690)           570,363
  Treasury stock activity, net.....................                   -                -              3,399
  Cost of debt and equity transactions.............                   -                -             (4,039)
                                                           ------------     ------------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........             571,888          (56,564)           725,470
                                                           ------------     ------------        -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................             (12,535)               -            (10,887)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................              51,533                -             51,886
                                                           ------------     ------------        -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................        $     38,998     $          -        $    40,999
                                                           ============     ============        ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2004

                                                                                                   ALL OTHER
                                                                            APACHE     APACHE    SUBSIDIARIES
                                                 APACHE       APACHE       FINANCE    FINANCE      OF APACHE
                                              CORPORATION  NORTH AMERICA  AUSTRALIA    CANADA     CORPORATION
                                              -----------  -------------  ---------    ------     -----------
                                                                                    (IN THOUSANDS)
                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............  $    17,361    $      -      $     2   $        3   $    80,114
    Receivables, net of allowance...........      267,307           -            -            -       544,326
    Inventories.............................       18,620           -            -            -       109,217
    Drilling advances and others............       40,747           -            -            -        80,167
                                              -----------    --------     --------   ----------   -----------
                                                  344,035           -            2            3       813,824
                                              -----------    --------     --------   ----------   -----------
PROPERTY AND EQUIPMENT, NET.................    5,332,984           -            -            -     6,482,454
                                              -----------    --------     --------   ----------   -----------
OTHER ASSETS:
    Intercompany receivable, net............    1,456,525           -       (1,054)      93,555    (1,549,026)
    Goodwill, net...........................           -            -            -            -       189,252
    Equity in affiliates....................    3,510,976     242,695      494,048    1,192,419      (802,073)
    Deferred charges and other..............       42,774           -            -        4,772        39,851
                                              -----------    --------     --------   ----------   -----------
                                              $10,687,294    $242,695     $492,996   $1,290,749   $ 5,174,282
                                              ===========    ========     ========   ==========   ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable........................  $   246,143    $      -     $      -   $        -   $   168,836
    Other accrued expenses..................      282,241           -         (102)       2,951       275,530
                                              -----------    --------     --------   ----------   -----------
                                                  528,384           -         (102)       2,951       444,366
                                              -----------    --------     --------   ----------   -----------
LONG-TERM DEBT..............................    1,270,858           -      269,088      646,769         5,355
                                              -----------    --------     --------   ----------   -----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
    Income taxes............................      961,950           -      (18,685)        (670)      843,719
    Advances from gas purchasers............      100,135           -            -            -             -
    Asset retirement obligation.............      407,129           -            -            -       352,488
    Oil and gas derivative instruments......        1,233           -            -            -             -
    Other...................................      143,416           -            -            -        17,378
                                              -----------    --------     --------   ----------   -----------
                                                1,613,863           -      (18,685)        (670)    1,213,585
                                              -----------    --------     --------   ----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY........................    7,274,189     242,695      242,695      641,699     3,510,976
                                              -----------    --------     --------   ----------   -----------
                                              $10,687,294    $242,695     $492,996   $1,290,749   $ 5,174,282
                                              ===========    ========     ========   ==========   ===========

                                                RECLASSIFICATIONS
                                                  & ELIMINATIONS   CONSOLIDATED
                                                  --------------   ------------
                                                       (IN THOUSANDS)
                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............       $         -      $    97,480
    Receivables, net of allowance...........                 -          811,633
    Inventories.............................                 -          127,837
    Drilling advances and others............                 -          120,914
                                                   -----------      -----------
                                                             -        1,157,864
                                                   -----------      -----------
PROPERTY AND EQUIPMENT, NET.................                 -       11,815,438
                                                   -----------      -----------
OTHER ASSETS:
    Intercompany receivable, net............                 -                -
    Goodwill, net...........................                 -          189,252
    Equity in affiliates....................        (4,638,065)              -
    Deferred charges and other..............                 -           87,397
                                                   -----------      -----------
                                                   $(4,638,065)     $13,249,951
                                                   ===========      ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable........................       $         -      $   414,979
    Other accrued expenses..................                 -          560,620
                                                   -----------      -----------
                                                             -          975,599
                                                   -----------      -----------
LONG-TERM DEBT..............................                 -        2,192,070
                                                   -----------      -----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
    Income taxes............................                 -        1,786,314
    Advances from gas purchasers............                 -          100,135
    Asset retirement obligation.............                 -          759,617
    Oil and gas derivative instruments......                 -            1,233
    Other...................................                 -          160,794
                                                   -----------      -----------
                                                             -        2,808,093
                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY........................        (4,638,065)       7,274,189
                                                   -----------      -----------
                                                   $(4,638,065)     $13,249,951
                                                   ===========      ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                                                                                                ALL OTHER
                                                                                    APACHE                    SUBSIDIARIES
                                                     APACHE       APACHE           FINANCE        APACHE        OF APACHE
                                                  CORPORATION  NORTH AMERICA      AUSTRALIA   FINANCE CANADA   CORPORATION
                                                  -----------  -------------      ---------   --------------   -----------
                                                                                           (IN THOUSANDS)
                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.................     $       -     $      -          $      2     $        1     $    33,500
    Receivables, net of allowance.............        204,078           -                 -              -         434,977
    Inventories...............................         17,646           -                 -              -         108,221
    Drilling advances and other...............         60,159           -                 -              -          40,488
                                                   ----------    --------          --------     ----------     -----------
                                                      281,883           -                 2              1         617,186
                                                   ----------    --------          --------     ----------     -----------
PROPERTY AND EQUIPMENT, NET...................      5,235,717           -                 -              -       6,024,368
                                                   ----------    --------          --------     ----------     -----------
OTHER ASSETS:
    Intercompany receivable, net..............      1,291,503           -            (1,961)        93,768      (1,383,310)
    Goodwill, net.............................              -           -                 -              -         189,252
    Equity in affiliates......................      3,077,152     183,617           437,860      1,084,711        (803,409)
    Deferred charges and other................         36,672           -                 -          4,767          26,278
                                                   ----------    --------          --------     ----------     -----------
                                                   $9,922,927    $183,617          $435,901     $1,183,247     $ 4,670,365
                                                   ==========    ========          ========     ==========     ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable..........................     $  189,031    $      -          $      -     $        -     $   111,567
    Other accrued expenses....................        238,555           -             1,621          1,803         277,801
                                                   ----------    --------          --------     ----------     -----------
                                                      427,586           -             1,621          1,803         389,368
                                                   ----------    --------          --------     ----------     -----------
LONG-TERM DEBT................................      1,405,882           -           268,987        646,741           5,356
                                                   ----------    --------          --------     ----------     -----------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
    Income taxes..............................        879,044           -           (18,324)          (842)        837,360
    Advances from gas purchasers..............        109,207           -                 -              -               -
    Asset retirement obligation...............        401,349           -                 -              -         338,426
    Oil and gas derivative instruments........          5,931           -                 -              -               -
    Other.....................................        161,130           -                 -              -          22,703
                                                   ----------    --------          --------     ----------     -----------
                                                    1,556,661           -           (18,324)          (842)      1,198,489
                                                   ----------    --------          --------     ----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..........................      6,532,798     183,617           183,617        535,545       3,077,152
                                                   ----------    --------          --------     ----------     -----------
                                                   $9,922,927    $183,617          $435,901     $1,183,247     $ 4,670,365
                                                   ==========    ========          ========     ==========     ===========

                                                 RECLASSIFICATIONS
                                                   & ELIMINATIONS          CONSOLIDATED
                                                   --------------          ------------
                                                               (IN THOUSANDS)
                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.................      $         -            $     33,503
    Receivables, net of allowance.............                -                 639,055
    Inventories...............................                -                 125,867
    Drilling advances and other...............                -                 100,647
                                                    -----------            ------------
                                                              -                 899,072
                                                    -----------            ------------
PROPERTY AND EQUIPMENT, NET...................                -              11,260,085
                                                    -----------            ------------
OTHER ASSETS:
    Intercompany receivable, net..............                -                       -
    Goodwill, net.............................                -                 189,252
    Equity in affiliates......................       (3,979,931)                      -
    Deferred charges and other................                -                  67,717
                                                    -----------            ------------
                                                    $(3,979,931)           $ 12,416,126
                                                    ===========            ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable..........................      $         -            $    300,598
    Other accrued expenses....................                -                 519,780
                                                    -----------            ------------
                                                              -                 820,378
                                                    -----------            ------------
LONG-TERM DEBT................................                -               2,326,966
                                                    -----------            ------------
DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
    Income taxes..............................                -               1,697,238
    Advances from gas purchasers..............                -                 109,207
    Asset retirement obligation...............                -                 739,775
    Oil and gas derivative instruments........                -                   5,931
    Other.....................................                -                 183,833
                                                    -----------            ------------
                                                              -               2,735,984
                                                    -----------            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..........................       (3,979,931)              6,532,798
                                                    -----------            ------------
                                                    $(3,979,931)           $ 12,416,126
                                                    ===========            ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Apache Corporation (Apache or the Company) reported record second-quarter 2004 earnings of $372 million despite a pre-tax charge of $71 million for China litigation (see Note 11) and $22 million of expenses associated with attainment of the first share price goal under the 2000 Share Appreciation Plan (see Note 6). Second-quarter 2004 earnings were 53 percent higher than the comparable 2003 quarter. The Company also reported record earnings of $719 million for the first half of 2004, 24 percent higher than the comparative 2003 period. Net cash provided by operating activities totaled $1.3 billion for the six-month period compared to $1.2 billion in the prior-year period. The improved results were driven by strong crude oil prices, higher crude oil production, higher gas production and a lower effective income tax rate.

         Production from outside the U.S. increased four percent from the 2003 quarter to 58 percent of worldwide production. Our second-quarter 2004 production mix remained balanced at a 47/53 percent natural gas to liquids, compared to 48/52 percent in 2003. The change in production mix reflects the impact of the pure oil plays in the North Sea and China. Natural gas production of 1,251 MMcf/d was essentially flat to the second-quarter of 2003, while crude oil production increased six percent to 224,602 b/d.

         Our 2004 worldwide capital expenditures exceeded $500 million for the second consecutive quarter with two-thirds dedicated to our North American regions, consistent with the first quarter. Five notable discovery and appraisal wells since the end of the first quarter 2004 are discussed below:

         - On May 19, 2004, we announced the Stickle-1 well, our third wildcat discovery in the Exmouth Sub-Basin of the Carnarvon Basin offshore Western Australia. Additional exploration and appraisal wells are planned this year.

         - On May 20, 2004, the Sheiba 18-3 discovery was announced. It is the first commercial oil discovery in the eastern part of the Shell-operated North East Abu Gharadig concession in Egypt's Western Desert. A proposal for further exploration of this area has been reviewed and supported by the state-owned Egyptian General Petroleum Corporation (EGPC).

         - On June 23, 2004, we announced that the Ozoris-4 well discovered new field pays in the Ozoris/Qasr area of the Khalda concession, opening up large new plays in the Shushan Basin. Additionally, this discovery confirmed the seismically-defined northeastern limits of the Qasr field. Appraisal drilling of the deeper sands will be undertaken after producing oil encountered in several shallower reservoirs.

         - On July 1, 2004, we announced that the Qasr-5 appraisal well successfully extended the Qasr field to the southwest, further confirming the overall seismically-defined structure of the field. This is our third successful appraisal well in what is certainly the largest natural gas discovery in Apache's history. Additional appraisal wells will be drilled later this year.

         - On July 13, 2004, we announced that the Ravensworth-2 appraisal well in the Exmouth Basin encountered an oil column 49 feet higher than we expected, thereby extending the area of the field considerably farther north than we had mapped based on the Ravensworth-1 discovery well.

         On April 22, 2004, we announced completion of a 25-year Gas Sales Agreement with EGPC covering natural gas from the Qasr field. Principle terms include supplying 300 MMcf of gas per day to the Egyptian market. The pricing terms under the agreement set a minimum price of $1.50 per million British thermal units (MMBtu) and a maximum price of $2.65 per MMBtu. Field development, final engineering design and tendering operations are underway to allow us to reach the full contracted quantity during 2005.

         On May 24, 2004, Apache signed a letter of intent with ExxonMobil to explore and develop properties in West Texas, Western Canada, Louisiana and the Gulf of Mexico. The program will capitalize on the respective strengths and assets of both companies in these areas. The agreement provides for transfers and joint venture activity across a broad range of prospective and mature properties. Apache's participation will include an estimated cash payment of $385 million as of the effective date. The parties are negotiating definitive agreements, based on the letter of intent which included the following:

         - ExxonMobil will transfer its interest in 28 mature producing oil and gas fields in West Texas and New Mexico, retaining a revenue interest indexed to oil price through 2009 and a 50 percent working interest in all properties beneath the currently producing intervals.

         - ExxonMobil Canada will farm out its interest in approximately 300,000 acres of undeveloped property interests in the Western Canada Province of Alberta to Apache Canada Ltd. ExxonMobil Canada will retain a 37.5 percent lessor royalty interest in fee lands and a 35 percent working interest on ExxonMobil leaseholds as to any production resulting from the drilling program to be undertaken by Apache, currently targeted to include at least 250 wells.

         - The companies will explore jointly for deep gas on approximately 800,000 acres of Apache onshore Louisiana and Gulf of Mexico properties for an initial five-year period, with provisions for extension.

         In July 2004, the Company signed an amendment agreement with EGPC which, among other things, extended the life of the Khalda, Khalda West and Salam development leases through 2024. These development leases would have expired in 2011, 2012 and 2010, respectively. We also received a five-year extension on our Khalda Offset exploration acreage, with an option for an additional 3-year extension. As part of this agreement and in conjunction with the Qasr 25-year Gas Sales Agreement previously discussed, we agreed to re-price natural gas volume in excess of 100 MMcf/d produced from the Khalda Concession development leases. Under the new pricing formula, Apache will receive a minimum price of $1.50 per MMbtu and a maximum price of $2.65 per MMbtu. The overall effect of the new price terms will have a minimal effect on financial results.

         As discussed in Note 6 of this Form 10-Q, on April 28, 2004, Apache's share price exceeded the first threshold for the 10-day requirement under its 2000 Share Appreciation Plan. As such, the Company will issue approximately 900,000 shares of its common stock, after minimum tax withholding requirements, in three equal installments. The first installment was issued in May 2004. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during that period. The incentives will reduce Apache's 2004 net income by approximately $16 million after tax or five cents per diluted common share.

         The balance of the year appears favorable considering that current NYMEX futures markets indicate that crude oil and natural gas prices should equal or exceed the average NYMEX prices in the first half of 2004. We believe our earnings and cash flow will remain strong and we expect a solid balance sheet, as evidenced by our 23.2 percent debt-to-capitalization ratio and increasing cash reserve.

RESULTS OF OPERATIONS

Revenues

         The following table presents each segment's oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

                     FOR THE QUARTER ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                   ----------------------------------      ----------------------------------
                    OIL REVENUES        GAS REVENUES        OIL REVENUES        GAS REVENUES
                   --------------      --------------      --------------      --------------
                   2004      2003      2004      2003      2004      2003      2004      2003
                   ----      ----      ----      ----      ----      ----      ----      ----
United States..     34%       35%       58%       63%       34%       35%       59%       61%
Canada ........     13%       13%       28%       27%       13%       14%       28%       28%
                   ---       ---       ---       ---       ---       ---       ---       ---
North America..     47%       48%       86%       90%       47%       49%       87%       89%

Egypt .........     25%       21%       11%        7%       24%       25%       10%        9%
Australia .....     12%       16%        3%        3%       12%       18%        3%        2%
North Sea .....     14%       15%        -         -        14%        8%        -         -
China .........      2%        -         -         -         3%        -         -         -
                   ---       ---       ---       ---       ---       ---       ---       ---
        Total..    100%      100%      100%      100%      100%      100%      100%      100%
                   ===       ===       ===       ===       ===       ===       ===       ===

         Crude Oil Contribution

         The only appreciable changes in the geographic mix of our second-quarter 2004 crude oil revenues compared to 2003 occurred in areas outside of North America. Revenue contributions from North America remained relatively constant quarter-to-quarter. China, which did not contribute any second-quarter 2003 revenues, contributed two percent of second-quarter 2004 crude oil revenues. Australia's overall contribution declined four percent as quarter-over-quarter revenues were relatively flat, while revenues rose in most other areas. While Australia saw higher crude oil prices, the benefit was offset by lower production. Egypt saw both higher prices and production growth pushing their contribution to 25 percent of consolidated crude oil revenues, four percent above the 2003 quarter.

         Contributions for the six-month period were similar to quarter contributions with the most significant change involving the North Sea and Australia. The North Sea contributions increased six percent to 14 percent while Australia's fell six percent to 12 percent on 2004 revenues. Australia's overall contribution declined six percent for the reasons discussed above and because of the contributions from the North Sea and China. The two percent decline in North America's contribution to consolidated crude oil revenues is related to the addition of the North Sea and China.

         Natural Gas Contribution

         The North American regions continue to contribute the vast majority of our natural gas revenues. However, Egypt's contribution to second-quarter revenues increased four percent to 11 percent of consolidated natural gas revenues. Egypt's gain was at the expense of the U.S. This shift occurred because U.S. second-quarter 2004 natural gas revenues declined three percent compared to the 2003 quarter, while Egypt's revenues surged 50 percent. Egypt saw a 24 percent improvement in realized natural gas price and a 21 percent rise in production. New discoveries enabled higher utilization rates at the Salam and Tarek gas plants. The U.S. revenues were down on lower production.

         Segment contributions to revenue for the six-month period were similar, although the period-over-period change was not as dramatic.

         The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                           FOR THE QUARTER ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                       ---------------------------------------  ----------------------------------------
                                                                     INCREASE                                  INCREASE
                                         2004          2003         (DECREASE)     2004         2003          (DECREASE)
                                       ----------   ----------      ----------  ----------   ----------       ----------
Revenues (in thousands):
    Natural gas ....................   $  550,509   $  523,478            5%    $1,077,363   $1,043,838            3%
    Oil ............................      675,654      504,468           34%     1,278,289      942,811           36%
    Natural gas liquids ............       21,249       16,384           30%        44,514       32,843           36%
                                       ----------   ----------                  ----------   ----------
           Total ...................    1,247,412   $1,044,330           19%    $2,400,166   $2,019,492           19%
                                       ==========   ==========                  ==========   ==========

Natural Gas Volume - Mcf per day:
    United States ..................      665,167      702,109           (5%)      654,815      627,858            4%
    Canada .........................      327,537      317,079            3%       320,800      313,164            2%
    Egypt ..........................      137,329      113,169           21%       132,997      118,415           12%
    Australia ......................      115,824      106,698            9%       117,323      103,941           13%
    North Sea ......................        1,661        2,103          (21%)        1,631        1,057           54%
    Argentina ......................        3,334        7,741          (57%)        4,247        7,267          (42%)
                                       ----------   ----------                  ----------   ----------
           Total ...................    1,250,852    1,248,899            -      1,231,813    1,171,702            5%
                                       ==========   ==========                  ==========   ==========

Average Natural Gas price - Per Mcf:
    United States ..................   $     5.31   $     5.19            2%    $     5.33   $     5.64           (6%)
    Canada .........................         5.11         4.81            6%          5.10         5.08            -
    Egypt ..........................         4.66         3.77           24%          4.39         4.15            6%
    Australia ......................         1.65         1.40           18%          1.67         1.35           24%
    North Sea ......................         5.05         2.08          143%          4.70         2.08          126%
    Argentina ......................          .67          .50           34%           .55          .46           20%
           Total ...................         4.84         4.61            5%          4.81         4.92           (2%)

Oil Volume - Barrels per day:
    United States ..................       69,080       72,477           (5%)       68,167       64,947            5%
    Canada .........................       26,226       24,890            5%        25,746       24,813            4%
    Egypt ..........................       53,410       47,687           12%        51,254       46,704           10%
    Australia ......................       22,200       32,673          (32%)       22,928       31,562          (27%)
    North Sea ......................       47,179       33,387           41%        45,739       16,786          173%
    China ..........................        5,966            -            -          6,703            -            -
    Argentina ......................          541          587           (8%)          547          592           (8%)
                                       ----------   ----------                  ----------   ----------
           Total ...................      224,602      211,701            6%       221,084      185,404           19%
                                       ==========   ==========                  ==========   ==========

Average Oil price - Per barrel:
    United States ..................   $    37.00   $    26.90           38%    $    34.71   $    27.81           25%
    Canada .........................        35.91        27.80           29%         34.48        29.92           15%
    Egypt ..........................        34.24        24.45           40%         32.85        27.37           20%
    Australia ......................        39.03        26.61           47%         36.88        29.67           24%
    North Sea ......................        21.70        25.50          (15%)        22.19        25.50          (13%)
    China ..........................        31.73            -            -          30.84            -            -
    Argentina ......................        35.10        27.02           30%         34.26        29.49           16%
           Total ...................        33.06        26.19           26%         31.77        28.09           13%

Natural Gas Liquids (NGL)
    Volume - Barrels per day:
        United States ..............        7,585        7,448            2%         7,856        6,769           16%
        Canada .....................        2,601        1,894           37%         2,600        1,652           57%
                                       ----------   ----------                  ----------   ----------
           Total ...................       10,186        9,342            9%        10,456        8,421           24%
                                       ==========   ==========                  ==========   ==========

Average NGL Price - Per barrel:
        United States ..............   $    22.48   $    20.24           11%    $    23.92   $    22.07            8%
        Canada .....................        24.23        15.46           57%         21.78        19.39           12%
           Total ...................        22.92        19.27           19%         23.39        21.55            9%

        Natural Gas Revenues

        The Company's second-quarter 2004 natural gas revenues were $27 million higher than the comparable 2003 quarter. Virtually all of the improvement was related to higher natural gas prices, which improved $.23 per Mcf over the prior-year quarter. Consolidated natural gas production increased slightly over the 2003 period, adding nominal revenues. Production in U.S. declined 37 MMcf/d, primarily because of natural decline in mature fields, particularly in the Gulf of Mexico. Egypt's production was up 24 MMcf/d as the Salam and Tarek gas plants began operating close to full capacity, following completion of new wells on several concessions. Canada's production increased 10 MMcf/d with production from new wells offsetting natural decline in mature fields. Australia saw a 9 MMcf/d increase on higher customer demand and new contractual sales.

        Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices, including fixed-price physical contracts and derivatives. Approximately nine percent of our second-quarter 2004 domestic natural gas production was subject to long-term fixed-price physical contracts, up from eight percent in the second quarter of 2003. We also amortized small amounts of unrealized gains and losses on derivative positions closed in October and November 2001. The impact on our realized price was negligible in 2004 and 2003. The following table shows the impact on average prices for these items:

                                  FOR THE QUARTER ENDED             FOR THE SIX MONTHS ENDED
                                        JUNE 30,                            JUNE 30,
                                 -----------------------            ------------------------
                                 2004               2003              2004              2003
                                 -----             -----             -----             -----
                                                          (Per Mcf)
Fixed-price physical..           $(.10)            $(.08)            $(.09)            $(.12)
Derivatives ..........            (.20)             (.02)             (.13)             (.09)
Amortization .........               -              (.01)                -              (.01)

         Crude Oil Revenues

         The Company added $171 million to second-quarter 2004 crude oil revenues on a $6.87 per barrel improvement in realized crude oil price and a 12,901 b/d rise in production. The higher realized price contributed almost 80 percent of the additional revenues. The increase in production came from the North Sea, China and Egypt. The North Sea's production is up 13,792 b/d, reflecting additional production from new wells and operational enhancements since the second quarter of 2003. A portion of the revenue from the North Sea is tied to a separate crude oil physical sales contract entered into in conjunction with the acquisition. See Note 2 of this Form 10-Q for a discussion of the terms of this contract. Production in China, which commenced in July 2003, added 5,966 b/d. Egypt's production is up 5,723 b/d on exploration and development activity. Partially offsetting these production gains were a 10,473 b/d decline in Australia and a 3,397 b/d decline in the U.S. Australia's decline is related to natural declines in new wells and performance at Legendre field. The U.S. decline is attributed to natural decline in our Gulf Coast region production.

         Apache also manages its exposure to fluctuations in crude oil prices using derivatives. We continue to amortize the unrealized gains and losses over the original production life of derivative positions closed in October and November 2001. The following table shows the impact on prices of each of these items:

                       FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                             JUNE 30,                   JUNE 30,
                       ---------------------     ------------------------
                        2004          2003          2004         2003
                        ----         ------        ------       -------
                                           (Per bbl)
Derivatives.........    $  -         $ (.54)       $ (.29)      $ (1.00)
Amortization........       -            .02             -           .03

Operating Expenses

         The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance. To maintain comparability between the periods, we elected to disclose separately expenses related to the 2000 Share Appreciation Plan and the reserve for the China litigation.

                                                     FOR THE QUARTER ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------   ---------------------------------
                                                    2004     2003     2004     2003     2004     2003     2004     2003
                                                   ------   ------   ------   ------   ------   ------   ------   ------
                                                    (In millions)        (Per Boe)      (In millions)       (Per Boe)
Depreciation, depletion and amortization
 (DD&A):
    Oil and gas property and equipment .........   $  278   $  255   $ 6.88   $ 6.53   $  546   $  453   $ 6.87   $ 6.43
    Other assets ...............................       18       17      .45      .44       36       34      .45      .48
Asset retirement obligation accretion ..........       11       10      .27      .27       22       16      .27      .22
Lease operating costs (LOE) ....................      197      186     4.89     4.77      403      320     5.07     4.55
Share appreciation plan - LOE ..................       11        -      .27        -       11        -      .14        -
Gathering and transportation costs .............       20       15      .50      .39       40       27      .50      .38
Severance and other taxes ......................       22       33      .54      .84       30       57      .38      .81
General and administrative expense (G&A) .......       36       31      .90      .78       80       58     1.01      .83
Share appreciation plan - G&A ..................       11        -      .28        -       11        -      .14        -
China litigation ...............................       71        -     1.77        -       71        -      .90        -
Financing costs, net ...........................       28       29      .68      .74       55       55      .69      .78
                                                   ------   ------   ------   ------   ------   ------   ------   ------
        Total ..................................   $  703   $  576   $17.43   $14.76   $1,305   $1,020   $16.42   $14.48
                                                   ======   ======   ======   ======   ======   ======   ======   ======

         Depreciation, Depletion and Amortization

         Apache's full-cost DD&A expense is driven by many factors including certain costs incurred in the exploration, development, and acquisition of producing reserves, production levels, estimates of proved reserve quantities and future development and abandonment costs.

         Second-quarter 2004 full-cost DD&A expense of $278 million is $23 million higher than 2003, with 40 percent ($9 million) of the increase attributable to volume growth. The 2004 expense is mainly comprised of the U.S., $133 million; Canada, $45 million; Egypt, $39 million; Australia, $26 million; the North Sea, $28 million and China, $7 million. Second-quarter 2003 full-cost DD&A expense of $255 million is mainly comprised of the U.S., $126 million; Canada, $37 million; Egypt, $42 million; Australia, $28 million and the North Sea, $22 million.

         On a boe basis, our second-quarter 2004 full-cost DD&A rate of $6.88 is $.35 higher than the second-quarter 2003 rate. The rate increase is incremental over sequential quarters and only increased $.03 from the first quarter of 2004. The U.S. added $.30 to the rate on higher finding and future development costs. Canada added $.15 to the rate on higher finding costs. China, which had higher finding and development costs than other regions, added $.09 to the rate since initial production in the third quarter of 2003. Australia added $.08 to the rate. Egypt and the North Sea's rates reduced the worldwide rate $.23 and $.06, respectively, as both regions added lower cost reserves.

         Lease Operating Costs

         While second-quarter 2004 lease operating costs were $11 million higher than the second quarter of 2003, they were $9 million less than the first quarter of 2004. Over 70 percent of the increase from 2003 related to the Shell acquisition and initial production in China, both of which were third-quarter 2003 events. On a unit of production basis, second-quarter 2004 costs were up $.12 from 2003 to $4.89 per boe.

         Geographically, second-quarter costs in the U.S. were up $10 million. On a unit of production basis, the U.S. added $.36 per boe to the consolidated rate. Approximately one-third of the rate increase in the U.S. is related to lower production, with the balance attributed to higher workover activity and various miscellaneous costs. Australia, where absolute costs were up marginally, added $.11 per boe on lower production. Canada's costs were up $5 million on contract labor, lease rentals and other miscellaneous costs associated with increase in activity and a higher well count. Canada added $.09 per boe to the consolidated rate. Egypt reduced the consolidated rate $.11 per boe on higher production. The North Sea reduced the consolidated rate $.33 per boe on lower costs and a 41 percent increase in production. The North Sea had less workover activity, less turnaround expense and lower repair cost in the second quarter of 2004, compared to 2003.

         Lease operating costs for the 2004 six-month period were $83 million higher than 2003, $72 million of which occurred in the first quarter of 2004, when comparability between the periods was affected by our April 2003 entrance into the North Sea, initial production in China which occurred in July 2003, and the 2003 BP and Shell acquisitions in the U.S. Our year-to-date rate of $5.07 per boe is $.52 higher than 2003. Approximately 44 percent or $.23 per boe of the increase is attributable to our U.S. operations for the reasons discussed above, higher repair and maintenance cost, and additional incentive compensation recorded in the first quarter of 2004. Australia added $.09 per boe to the consolidated rate on flat cost and lower production. Canada added $.10 per boe for the reasons discussed above and the weaker first-quarter U.S.-to-Canadian dollar exchange rate. The North Sea added $.06, a combination of its initial impact on the consolidated rate and the improvement in the second quarter noted above. Egypt added $.03 because of the loss of a diesel fuel subsidy in the third quarter of 2003 and higher variable cost (consumables, trucking, chemicals and transportation) associated with production from newer concessions.

Share Appreciation Plan - Lease Operating Costs

         These costs represent the portion of the 2000 Share Appreciation Plan expenses (see Note 6) attributed to personnel involved in lease operating activities.

Gathering and Transportation Costs

         Apache sells oil and natural gas under two types of transactions, both of which include a transportation charge. One is a netback arrangement, under which Apache sells oil or natural gas at the wellhead and collects a price, net of transportation incurred by the purchaser. Under the other arrangement, Apache sells oil or natural gas at a specific delivery point, pays transportation to a third-party carrier and receives from the purchaser a price with no deduction for transportation cost. In the U.S. and Canada, Apache sells oil and natural gas under both types of arrangements. In the North Sea and China, Apache pays transportation to third parties and receives payments with no transportation deduction. In our North American operations these costs are primarily related to the transportation of natural gas. In the North Sea these costs are related to transportation of oil. In Egypt and Australia, oil and natural gas are sold under the netback arrangement. Gathering and transportation costs paid to third-party carriers and disclosed here vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive.

         These costs totaled $20 million in the second quarter of 2004, up $5 million from the 2003 comparative quarter. For the 2004 six-month period, these costs totaled $40 million compared to $27 million in 2003. The table below presents a comparison of these expenses.

                                       FOR THE QUARTER ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                       ------------------------------      ---------------------------------
                                            2004           2003                  2004           2003
                                            ----           ----                  ----           ----
                                                                 (In millions)
U.S. .............................          $ 7.8          $ 4.6                 $15.2          $ 9.6
Canada ...........................            7.4            7.2                  14.7           14.1
North Sea ........................            4.9            3.3                   9.7            3.3
China ............................             .1              -                    .2              -
                                            -----          -----                 -----          -----
Total Gathering and Transportation          $20.2          $15.1                 $39.8          $27.0
                                            =====          =====                 =====          =====

         The higher cost in the U.S. is related to an increase in volumes transported under third - party transportation contracts and sold at specific delivery points in 2004, compared to the prior-year periods. Transportation cost in the North Sea increase in conjunction with higher production.

         Severance and Other Taxes

         Severance and other taxes are comprised primarily of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia, the Australian Petroleum Resource Rent Tax (PRRT), the U.K. Petroleum Revenue Tax (PRT), the Canadian Large Corporation Tax, Saskatchewan Capital Tax, Saskatchewan Resource Surtax and Freehold Mineral Tax. Egyptian operations are not subject to these various taxes. During the second quarter of 2004, production from our Legendre field in Australia crossed a cumulative production threshold, triggering an excise tax of approximately $3 million.

         Second-quarter and year-to-date 2004 severance and other taxes totaled $22 million and $31 million, respectively, $11 million and $27 million, less than the prior year periods. A detail of these taxes follows:

                                         FOR THE QUARTER ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                         ------------------------------     ---------------------------------
                                            2004               2003             2004                2003
                                            ----               ----             ----                ----
                                                                    (In millions)
Severance taxes ...............            $ 26.1              $19.5            $ 45.4              $40.5
U.K. PRT ......................             (12.4)               5.6             (29.1)               5.6
Canadian taxes ................               4.8                4.8               9.9                7.9
Other .........................               3.1                2.8               4.3                3.3
                                            -----              -----             -----              -----
Total Severance and Other Taxes            $ 21.6              $32.7             $ 30.5             $57.3
                                            =====              =====             =====              =====

         Virtually all of the increase in second-quarter 2004 severance taxes is related to higher severance taxes in Australia. The U.K.'s PRT tax benefits reflect the impact from higher capital spending, compared to the prior year periods.

         General and Administrative Expense

         Second-quarter G&A costs of $36 million were $6 million above the 2003 comparable quarter. Approximately half of the additional expense is related to the impact on compensation programs related to the rising price of Apache's common stock, and 2004 incentive compensation expense. The impact from the higher stock price stems from Apache's decision, effective January 1, 2003, to expense stock-based compensation plans. The balance is related to the Company's decision to increase charitable contributions and its North Sea operations.

         For the six-month period, G&A expenses of $80 million were $22 million above the 2003 period. As noted above, the stock-based compensation plans and incentive compensation plans accounted for over half of the increase. The compensation expenses included incremental 2003 incentive compensation paid in 2004, as noted in the first quarter. The balance is related to our North Sea operations, charitable contributions, expansion of our gas marketing group and higher comparative legal costs.

         Share Appreciation Plan - General and Administrative

         These costs represent the portion of the 2000 Share Appreciation Plan expenses (see Note 6) attributed to personnel involved in general corporate activities.

         China Litigation

         Apache recorded a reserve in the second quarter of 2004 to fully reflect a $71 million international arbitration award to Texaco China B.V. (Texaco China). In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), later adding Apache Bohai to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache expects to pursue an appeal of the award in federal court.

         Provision for Income Taxes

         Second-quarter 2004 income tax expense was $65 million less than the 2003 quarter, on a lower effective tax rate. The current quarter benefited from a reduction in Canadian federal statutory rates in the fourth quarter of 2003, a reduction in Alberta Canada's provincial statutory income tax rate in the second quarter of 2004 and the impact on Australia's deferred tax expense from a stronger U.S. dollar. Also, Canada's 2003 second-quarter deferred income tax expense was impacted by a weaker U.S. dollar, while the 2004 quarter benefited from a strengthened U.S. dollar. For the six-month period, 2004 income tax expense was $74 million less than the 2003 period for the reasons previously discussed.

OIL AND GAS CAPITAL EXPENDITURES

                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------
                                                                       2004                 2003
                                                                    -----------          -----------
                                                                             (In thousands)
Exploration and development:
      United States .......................................         $   378,147          $   198,294
      Canada ..............................................             339,663              300,209
      Egypt ...............................................             140,183              123,843
      Australia ...........................................              65,876               46,396
      North Sea ...........................................             132,636               12,577
      China ...............................................               4,333               14,563
      Other International .................................                 669                  653
                                                                    -----------          -----------
                                                                    $ 1,061,507          $   696,535
                                                                    ===========          ===========
Capitalized Interest ......................................         $    26,358          $    23,850
                                                                    ===========          ===========
Gas gathering, transmission and processing facilities .....         $    40,363          $     6,528
                                                                    ===========          ===========
Acquisitions:
      Oil and gas properties ..............................         $    (1,539)         $ 1,230,814
      Gas gathering, transmission and processing
        facilities ........................................                   -                5,484
                                                                    -----------          -----------
                                                                    $    (1,539)         $ 1,236,298
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

Net Cash Provided by Operating Activities

         Apache's net cash provided by operating activities during the first half of 2004 totaled $1.3 billion, an increase of six percent from $1.2 billion in the first half of 2003. This increase generally reflects the impact of higher prices on oil and gas production revenues and higher production levels relative to the prior-year period.

LIQUIDITY

         The Company had $97 million in cash and cash equivalents on hand on June 30, 2004, up from $34 million on December 31, 2003. Apache's ratio of current assets to current liabilities on June 30, 2004 was 1.19 compared to 1.10 on December 31, 2003.

         On January 22, 2003, the Company completed a public offering of 19.8 million shares of Apache common stock (adjusted for the five percent common stock dividend and the two-for-one common stock split) including underwriters' over-allotment option, for net proceeds of approximately $554 million. The proceeds were used toward Apache's acquisition from BP of producing properties in the North Sea and the Gulf of Mexico.

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

         Apache believes that cash on hand, net cash generated from operations, short-term investments, and unused committed borrowing capacity under its credit facilities will be adequate to satisfy future financial obligations and liquidity needs. In addition, Apache's strong credit ratings should facilitate continued access to capital markets. As of June 30, 2004, Apache's available borrowing capacity under its credit facilities was $1.5 billion.

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

Exploiting Existing Asset Base

         We seek to maximize the value of our existing asset base by increasing production and reserves while operating in the most cost efficient manner. In order to achieve these objectives, we actively pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions and discoveries over the last few years, including the properties acquired from BP and Shell, we have an abundant inventory of exploitation opportunities.

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

         Apache generally sells all of its Egyptian crude oil and natural gas production to EGPC for U.S. dollars. Weak economic conditions in Egypt continue to impact the timeliness of receipts from EGPC; however, the situation has not deteriorated since year-end and Apache continues to receive payments.

         The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference. Information about market risks for the quarter ended June 30, 2004 does not differ materially from the disclosure in our 2003 Form 10-K, except as noted below.

         Although Apache uses floating-rate debt on a short-term basis, all of the Company's debt was at fixed-rates as of June 30, 2004. Apache's annual interest costs in 2004 are not expected to fluctuate materially. Therefore, the Company considers its interest rate risk exposure to be minimal.

         On June 30, 2004, the Company had open natural gas derivative positions with a fair value of $(69.3) million. A 10 percent increase in natural gas prices would change the fair value by $(25.4) million. A 10 percent decrease in prices would change the fair value by $23.8 million. The Company also had open oil derivative positions with a fair value of $2.8 million on June 30, 2004. A 10 percent increase in crude oil prices would change the fair value by $(8.1) million. A 10 percent decrease in prices would change the fair value by $9.2 million. See Note 2 to the Company's consolidated financial statements for notional volumes associated with the Company's derivative contracts.

ITEM 4 - CONTROLS AND PROCEDURES

         G. Steven Farris, the Company's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company's disclosure controls were effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made to internal controls over financial reporting during the quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information set forth in Note 11 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2003 (filed with the SEC on March 12, 2004) and Note 11 to the Financial Statements under Part I, Item 1 of this quarterly report are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 6, 2004. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

         Out of a total of 325,153,372 shares of the Company's common stock outstanding and entitled to vote, 287,037,394 shares were present at the meeting in person or by proxy, representing 88.3 percent. Matters voted upon at the meeting were as follows:

                  Election of four directors to serve on the Company's board of directors. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected. Mr. Fiedorek, Dr. Graham, Mr. Merelli, and Mr. Plank were elected to serve until the annual meeting in 2007. The vote tabulation with respect to each nominee was as follows:

                                                         AUTHORITY
      NOMINEE                           FOR              WITHHELD
      -------                           ---              --------
Eugene C. Fiedorek                  274,927,722         12,109,672
Patricia Albjerg Graham             279,366,345          7,671,049
F. H. Merelli                       188,278,757         98,758,637
Raymond Plank                       279,385,792          7,651,602

                  Stockholder proposal relating to climate change. The stockholder proposal was not approved and the vote tabulation was as follows:

For                                           85,848,021
Against                                      145,622,521
Abstain                                       15,425,312
Broker Non-Vote                               40,141,539

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 - Form of Five-Year Credit Agreement, dated as of May 28, 2004, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and Barclays Bank PLC and UBS Loan Finance LLC, as Co-Documentation Agents (excluding exhibits and schedules).

                  10.2 - Form of First Amendment to Combined Credit Agreements, dated as of May 28, 2004, among Registrant, Apache Energy Limited , Apache Canada Ltd, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, and Citibank, N.A., as Global Documentation Agent (excluding exhibits and schedules).

                  12.1 - Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

                  31.1 -   Certification of Chief Executive Officer.

                  31.2 -   Certification of Chief Financial Officer.

                  32.1 - Certification of Chief Executive Officer and Chief Financial Officer.

         (b)      Reports filed on Form 8-K

                  The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended June 30, 2004:

                  Item 5 - Other Events - dated May 24, 2004, filed May 27, 2004

                  On May 24, 2004, ExxonMobil Corporation and Apache announced that they agreed to enter into a series of transactions that will provide for transfers and joint venture activity across a broad range of prospective and mature properties in West Texas, Western Canada, onshore Louisiana and the Gulf of Mexico Continental Shelf. Apache's participation in this agreement will include a cash payment of $385 million. Completion of the transaction is subject to negotiation of definitive agreements and receipt of applicable corporate and regulatory approvals.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            APACHE CORPORATION

Dated: August 6, 2004                       / s /  ROGER B. PLANK
                                            -----------------------------------
                                            Roger B. Plank
                                            Executive Vice President and Chief
                                            Financial Officer

Dated: August 6, 2004                       / s /  THOMAS L. MITCHELL
                                            -----------------------------------
                                            Thomas L. Mitchell
                                            Vice President and Controller
                                            (Chief Accounting Officer)

                                INDEX TO EXHIBITS

         (a)      Exhibits

                  10.1 - Form of Five-Year Credit Agreement, dated as of May 28, 2004, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and Barclays Bank PLC and UBS Loan Finance LLC, as Co-Documentation Agents (excluding exhibits and schedules).

                  10.2 - Form of First Amendment to Combined Credit Agreements, dated as of May 28, 2004, among Registrant, Apache Energy Limited , Apache Canada Ltd, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, and Citibank, N.A., as Global Documentation Agent (excluding exhibits and schedules).

                  12.1 - Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

                  31.1 -   Certification of Chief Executive Officer.

                  31.2 -   Certification of Chief Financial Officer.

                  32.1 - Certification of Chief Executive Officer and Chief Financial Officer.