Form 10-Q
period 2004-09-30
APACHE CORP
filed 2004-11-09
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from _____________ to _______________

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

                         YES  [X]            NO  [ ]

Number of shares of Registrant's common stock, outstanding as of September 30,
2004.....................326,471,301

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE QUARTER                   FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                           -----------------------------       ----------------------------
                                                               2004             2003               2004            2003
                                                           ------------     ------------       ------------    ------------
                                                                    (In thousands, except per common share data)
REVENUES AND OTHER:
    Oil and gas production revenues......................  $  1,414,128     $  1,110,015       $  3,814,294    $  3,129,507
    Other................................................        (7,126)          (5,474)           (16,620)         (4,001)
                                                           ------------     ------------       ------------    ------------
                                                              1,407,002        1,104,541          3,797,674       3,125,506
                                                           ------------     ------------       ------------    ------------
OPERATING EXPENSES:
    Depreciation, depletion and amortization.............       313,520          292,885            895,485         779,590
    Asset retirement obligation accretion................        11,071           11,342             32,723          27,100
    Lease operating costs................................       204,890          194,574            608,016         514,995
    Share appreciation plan - lease operating costs.....            874                -             11,866               -
    Gathering and transportation costs...................        20,902           16,948             60,698          43,940
    Severance and other taxes............................        47,148           41,587             77,691          98,883
    General and administrative...........................        35,121           34,692            115,450          93,097
    Share appreciation plan - general and administrative.           854                -             11,866               -
    China litigation provision...........................             -                -             71,216               -
    Financing costs:
       Interest expense..................................        41,753           48,784            122,495         127,908
       Amortization of deferred loan costs...............           652              557              1,814           1,624
       Capitalized interest..............................       (12,593)         (14,222)           (38,951)        (38,072)
       Interest income...................................          (962)          (1,247)            (1,795)         (2,749)
                                                           ------------     ------------       ------------    ------------
                                                                663,230          625,900          1,968,574       1,646,316
PREFERRED INTERESTS OF SUBSIDIARIES......................             -            1,976                  -           8,668
                                                           ------------     ------------       ------------    ------------
INCOME BEFORE INCOME TAXES...............................       743,772          476,665          1,829,100       1,470,522
    Provision for income taxes...........................       310,037          199,704            673,143         636,883
                                                           ------------     ------------       ------------    ------------
INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE..............................................       433,735          276,961          1,155,957         833,639
    Cumulative effect of change in accounting principle,
       net of income tax.................................             -                -                  -          26,632
                                                           ------------     ------------       ------------    ------------
NET INCOME...............................................       433,735          276,961          1,155,957         860,271
    Preferred stock dividends............................         1,420            1,420              4,260           4,260
                                                           ------------     ------------       ------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK......................  $    432,315     $    275,541       $  1,151,697    $    856,011
                                                           ============     ============       ============    ============
BASIC NET INCOME PER COMMON SHARE:
    Before change in accounting principle................  $       1.32     $        .85       $       3.54    $       2.58
    Cumulative effect of change in accounting principle..             -                -                  -             .08
                                                           ------------     ------------       ------------    ------------
                                                           $       1.32     $        .85       $       3.54    $       2.66
                                                           ============     ============       ============    ============
DILUTED NET INCOME PER COMMON SHARE:
    Before change in accounting principle................  $       1.31     $        .84       $       3.50    $       2.56
    Cumulative effect of change in accounting principle..             -                -                  -             .08
                                                           ------------     ------------       ------------    ------------
                                                           $       1.31     $        .84       $       3.50    $       2.64
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

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                       2004               2003
                                                                                   -------------     -------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................   $   1,155,957     $     860,271
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization...............................         895,485           779,590
         Asset retirement obligation accretion..................................          32,723            27,100
         Provision for deferred income taxes....................................         215,464           352,479
         Cumulative effect of change in accounting principle....................               -           (26,632)
         Other..................................................................          40,971            21,650
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables.....................................        (143,155)          (75,366)
         (Increase) decrease in drilling advances and other.....................         (13,514)             (937)
         (Increase) decrease in inventories.....................................           5,123            (3,680)
         (Increase) decrease in deferred charges and other......................         (44,880)          (22,046)
         Increase (decrease) in accounts payable................................         114,512            61,612
         Increase (decrease) in accrued expenses................................          80,698           142,089
         Increase (decrease) in advances from gas purchasers....................         (13,116)          (11,667)
         Increase (decrease) in deferred credits and noncurrent liabilities.....          (5,730)          (25,354)
                                                                                   -------------     -------------
             Net cash provided by operating activities..........................       2,320,538         2,079,109
                                                                                   -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment..........................................      (1,682,037)       (1,115,349)
   Acquisition of BP properties.................................................               -        (1,154,962)
   Acquisition of Shell properties..............................................               -          (201,813)
   Acquisition of Occidental properties.........................................               -           (22,000)
   Acquisition of Anadarko properties...........................................         (92,699)                -
   Acquisition of ExxonMobil properties.........................................        (347,352)                -
   Restricted cash for acquisition settlement...................................        (444,734)                -
   Proceeds from sales of oil and gas properties................................               -            16,202
   Other, net...................................................................         (55,422)          (44,302)
                                                                                   -------------     -------------
             Net cash used in investing activities..............................      (2,622,244)       (2,522,224)
                                                                                   -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings.........................................................         543,366         1,769,658
   Payments on long-term debt...................................................        (135,300)       (1,414,929)
   Dividends paid...............................................................         (62,825)          (51,967)
   Common stock activity........................................................          19,324           574,881
   Treasury stock activity, net.................................................          11,412             3,743
   Cost of debt and equity transactions.........................................          (2,250)           (4,520)
   Repurchase of preferred interests of subsidiaries............................               -          (443,000)
                                                                                   -------------     -------------
             Net cash provided by (used in) financing activities................         373,727           433,866
                                                                                   -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................          72,021            (9,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................          33,503            51,886
                                                                                   -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................   $     105,524     $      42,637
                                                                                   =============     =============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               2004                     2003
                                                                           -------------            ------------
                                                                                       (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...........................................    $     105,524            $      33,503
   Restricted cash for acquisition settlement..........................          444,734                        -
   Receivables, net of allowance.......................................          783,681                  639,055
   Inventories.........................................................          137,453                  125,867
   Drilling advances...................................................           64,494                   58,062
   Prepaid assets and other............................................           51,304                   42,585
                                                                           -------------            -------------
                                                                               1,587,190                  899,072
                                                                           -------------            -------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties................................................       18,677,148               16,277,930
      Unproved properties and properties under
         development, not being amortized..............................          673,179                  795,161
   Gas gathering, transmission and processing facilities...............          887,514                  828,169
   Other...............................................................          274,237                  239,548
                                                                           -------------            -------------
                                                                              20,512,078               18,140,808
   Less: Accumulated depreciation, depletion and amortization..........       (7,774,786)              (6,880,723)
                                                                           -------------            -------------
                                                                              12,737,292               11,260,085
                                                                           -------------            -------------
OTHER ASSETS:
   Goodwill, net.......................................................          189,252                  189,252
   Deferred charges and other..........................................          108,981                   67,717
                                                                           -------------            -------------
                                                                           $  14,622,715            $  12,416,126
                                                                           =============            =============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                                2004                   2003
                                                                           -------------          ---------------
                                                                                       (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.....................................................   $     440,288          $       300,598
   Accrued operating expense............................................          59,080                   72,250
   Accrued exploration and development..................................         265,428                  212,028
   Accrued compensation and benefits....................................          54,806                   56,237
   Accrued interest.....................................................          45,630                   32,621
   Accrued income taxes.................................................         100,446                   18,936
   Derivative instruments...............................................          83,898                   63,542
   Other................................................................          95,252                   64,166
                                                                           -------------          ---------------
                                                                               1,144,828                  820,378
                                                                           -------------          ---------------
LONG-TERM DEBT..........................................................       2,735,032                2,326,966
                                                                           -------------          ---------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes.........................................................       1,906,057                1,697,238
   Advances from gas purchasers.........................................          96,091                  109,207
   Asset retirement obligation..........................................         869,778                  739,775
   Derivative instruments...............................................          26,750                    5,931
   Other................................................................         172,562                  183,833
                                                                           -------------          ---------------
                                                                               3,071,238                2,735,984
                                                                           -------------          ---------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock, 100,000 shares
       issued and outstanding...........................................          98,387                   98,387
   Common stock, $0.625 par, 430,000,000 shares authorized,
      333,986,392 and 332,509,478 shares issued, respectively...........         208,741                  207,818
   Paid-in capital......................................................       4,109,811                4,038,007
   Retained earnings....................................................       3,532,184                2,445,698
   Treasury stock, at cost, 7,515,091 and 8,012,302 shares,
      respectively......................................................         (98,109)                (105,169)
   Accumulated other comprehensive loss.................................        (179,397)                (151,943)
                                                                           -------------          ---------------
                                                                               7,671,617                6,532,798
                                                                           -------------          ---------------
                                                                           $  14,622,715          $    12,416,126
                                                                           =============          ===============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                SERIES B
                                              COMPREHENSIVE    PREFERRED      COMMON         PAID-IN       RETAINED
(In thousands)                                   INCOME          STOCK         STOCK         CAPITAL       EARNINGS
                                             ---------------   ----------    ----------    ------------   -----------
BALANCE AT DECEMBER 31, 2002..............                     $   98,387    $  194,331    $  3,427,450   $ 1,427,607
   Comprehensive income (loss):
     Net income...........................   $      860,271             -             -               -       860,271
     Commodity hedges, net of income tax
       benefit of $10,157.................          (17,530)            -             -               -             -
                                             --------------
   Comprehensive income...................   $      842,741
                                             ==============
   Dividends:
     Preferred............................                              -             -               -        (4,260)
     Common ($.16 per share)..............                              -             -               -       (53,217)
   Five percent common stock dividend.....                              -           581          25,333       (25,914)
   Common shares issued...................                              -        12,575         567,945             -
   Treasury shares issued, net............                              -             -           2,904             -
   Other..................................                              -             -             122             -
                                                               ----------    ----------    ------------   -----------
BALANCE AT SEPTEMBER 30, 2003.............                     $   98,387    $  207,487    $  4,023,754   $ 2,204,487
                                                               ==========    ==========    ============   ===========
BALANCE AT DECEMBER 31, 2003..............                     $   98,387    $  207,818    $  4,038,007   $ 2,445,698
   Comprehensive income (loss):
     Net income...........................   $    1,155,957             -             -               -     1,155,957
     Commodity hedges, net of income tax
       benefit of $16,280.................          (27,454)            -             -               -             -
                                             --------------
   Comprehensive income...................   $    1,128,503
                                             ==============
   Dividends:
     Preferred............................                              -             -               -        (4,260)
     Common ($.20 per share)..............                              -             -               -       (65,211)
   Common shares issued...................                              -           923          59,807             -
   Treasury shares issued, net............                              -             -           7,579             -
   Other..................................                              -             -           4,418             -
                                                               ----------    ----------    ------------   -----------
BALANCE AT SEPTEMBER 30, 2004.............                     $   98,387    $  208,741    $  4,109,811   $ 3,532,184
                                                               ==========    ==========    ============   ===========

                                                          ACCUMULATED
                                                             OTHER           TOTAL
                                             TREASURY    COMPREHENSIVE   SHAREHOLDERS'
(In thousands)                                STOCK      INCOME (LOSS)      EQUITY
                                            ----------   -------------   -------------
BALANCE AT DECEMBER 31, 2002..............  $ (110,559)  $    (112,936)  $   4,924,280
   Comprehensive income (loss):
     Net income...........................           -               -         860,271
     Commodity hedges, net of income tax
       benefit of $10,157.................           -         (17,530)        (17,530)
   Comprehensive income...................
   Dividends:
     Preferred............................           -               -          (4,260)
     Common ($.16 per share)..............           -               -         (53,217)
   Five percent common stock dividend.....           -               -               -
   Common shares issued...................           -               -         580,520
   Treasury shares issued, net............       3,995               -           6,899
   Other..................................           -               -             122
                                            ----------   -------------   -------------
BALANCE AT SEPTEMBER 30, 2003.............  $ (106,564)  $    (130,466)  $   6,297,085
                                            ==========   =============   =============
BALANCE AT DECEMBER 31, 2003..............  $ (105,169)  $    (151,943)  $   6,532,798
   Comprehensive income (loss):
     Net income...........................           -               -       1,155,957
     Commodity hedges, net of income tax
       benefit of $16,280.................           -         (27,454)        (27,454)

   Comprehensive income...................

   Dividends:
     Preferred............................           -               -          (4,260)
     Common ($.20 per share)..............           -               -         (65,211)
   Common shares issued...................           -               -          60,730
   Treasury shares issued, net............       7,060               -          14,639
   Other..................................           -               -           4,418
                                            ----------   -------------   -------------
BALANCE AT SEPTEMBER 30, 2004.............  $  (98,109)  $    (179,397)  $   7,671,617
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

1.    ACQUISITIONS

EXXONMOBIL

      During the third quarter of 2004, Apache entered into separate arrangements with Exxon Mobil Corporation and its affiliates (ExxonMobil) that provided for property transfers and joint operating and exploration activity across a broad range of prospective and mature properties in (1) Western Canada,
(2) West Texas and New Mexico, and (3) onshore Louisiana and the Gulf of Mexico-Outer Continental Shelf. Apache's participation included cash payments of approximately $347 million, subject to normal post closing adjustments. The following details these transactions:

      Western Canada

      In August 2004, Apache signed a farm-in agreement with Exxon Mobil covering approximately 380,000 gross acres of undeveloped properties in the Western Canadian Province of Alberta. Under the agreement, Apache has the right to earn acreage blocks by drilling and carrying ExxonMobil on an initial well on each block earned. By drilling at least 250 wells during an initial two-year earning period, Apache earns a one-year extension to earn additional interests in the acreage. As to any interest in the properties earned by Apache from the farm-in agreement, ExxonMobil will retain a 37 1/2 percent royalty on fee lands and 35 percent of its working interest on leasehold properties. Under certain circumstances, ExxonMobil has the right to convert its 35 percent working interest into a 12 1/2 percent overriding royalty.

      West Texas and New Mexico

      In September 2004, Apache acquired interests from ExxonMobil in 23 mature producing oil and gas fields in West Texas and New Mexico for $318 million and contributed approximately $29 million into a partnership to obtain additional interests in the properties. ExxonMobil will retain interests in the properties through the partnership, including the right to receive, on certain fields, 60 percent of the oil proceeds above $30 per barrel in 2004, $29 per barrel in 2005 and $28 per barrel during the period from 2006 thru 2009.

      The partnership is subject to the provisions of Financial Accounting Standards Board (FASB) Interpretation 46 "variable interest entities" (FIN46). Apache has concluded that it is not the primary beneficiary of the partnership as defined in that interpretation and will proportionately consolidate its portion of the oil and gas properties. Apache's maximum exposure to loss as a result of its involvement with the partnership is equal to the Company's contribution to the partnership, which is currently $29 million. Under the partnership agreement, the Company's subsidiaries are also subject to environmental and legal claims that could arise in the ordinary course of business. Apache will operate the oil and gas properties under contract for the partnership.

      Louisiana and Gulf of Mexico-Outer Continental Shelf

      Also in September 2004, Apache and ExxonMobil entered into joint exploration agreements to explore approximately 800,000 gross acres in South Louisiana and the Gulf of Mexico-Outer Continental Shelf. The agreements provide for an initial term of five years, with the potential for an additional five years based on expenditures by ExxonMobil. Pursuant to the agreement covering South Louisiana, Apache leased 50 percent of its interests below certain producing or productive formations in the acreage to ExxonMobil, subject to retention of a 20 percent royalty interest. Pursuant to the agreement covering the Gulf of Mexico-Outer Continental Shelf, no assignments will be made until a prospect has been proposed and the initial well has been drilled. Apache will retain all rights in each prospect above certain producing or productive formations and further will retain a three percent overriding royalty interest in any property assigned to ExxonMobil.

ANADARKO PETROLEUM

      On August 20, 2004, Apache signed a definitive agreement to acquire all of Anadarko Petroleum Corporation's (Anadarko) Gulf of Mexico-Outer Continental Shelf properties (excluding certain deepwater properties) for $537 million, subject to normal post-closing adjustments, including preferential rights. The purchase agreement is effective as of October 1, 2004. Prior to the transaction, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Anadarko $646 million to acquire an overriding royalty interest in these properties. Anadarko's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP), the obligations of which Apache assumed along with its purchase. Under the terms of the VPP, Morgan Stanley is to receive a fixed volume of oil and natural gas production over four years beginning in October 2004. The VPP reserves and production will not be recorded by Apache.

      Apache closed the transaction with Anadarko in two stages. Properties subject to preferential rights that had expired or been waived and non-preferential right properties closed on September 24, 2004. At that time, Apache paid Anadarko $92 million and deposited $445 million into escrow awaiting resolution of third-party preferential rights to purchase these properties. This escrow balance is reflected as restricted cash on the accompanying September 30, 2004 balance sheet. The escrow properties closed on October 22, 2004 in the amount of $435 million.

      In total, Apache paid $527 million for the properties and will record estimated proved reserves of 60 million barrels of oil equivalent (boe), of which 50 percent is natural gas. In addition, an $84 million liability for the future cost to produce and deliver VPP volumes will be recorded by the Company because the overriding royalties are not burdened by production costs. This liability will be amortized as the volumes are produced and delivered to Morgan Stanley. Apache will record abandonment obligations for the properties estimated at $134 million and other obligations assumed from Anadarko in the amount of $27 million. The acquisition included interests in 74 fields covering 232 offshore blocks (approximately 664,000 acres), including 89 undeveloped blocks and 104 platforms. Apache will operate 49 of the fields with 70 percent of the production. The purchase price was funded by borrowings under the Company's lines of credit and commercial paper program.

PRO FORMA DISCLOSURE

      In January 2003, Apache announced that it had entered into agreements to purchase producing properties in the North Sea and Gulf of Mexico from subsidiaries of BP p.l.c. (BP) for $1.3 billion with $670 million allocated to the Gulf of Mexico properties and $630 million allocated to properties in the North Sea. The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the acquisitions from BP occurred on January 1 of each period presented. The pro forma information is based in part on data provided by BP and on numerous assumptions and is not necessarily indicative of future results of operations.

                                                        FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2003
                                                       ----------------------------
                                                        AS REPORTED        PRO FORMA
                                                       -------------      -----------
                                                         (In thousands, except per
                                                             common share data)
Revenues and other...................................  $   3,125,506      $ 3,363,468
Net income...........................................        860,271          933,468
Preferred stock dividends............................          4,260            4,260
Income attributable to common stock..................        856,011          929,208
Net income per common share:
    Basic............................................  $        2.66      $      2.87
    Diluted..........................................           2.64             2.85
Average common shares outstanding (1)................        321,908          323,360

(1)   2003 Pro forma shares include the January 22, 2003, public offering of
      19.8 million common shares (adjusted for the two-for-one common stock split) issued on January 14, 2003, as if they were issued on January 1, 2003.

2.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. As established by the Company's hedging policy, Apache primarily enters into cash flow hedges in connection with selected acquisitions to protect against commodity price volatility. The success of these acquisitions is significantly influenced by Apache's ability to achieve targeted production at forecasted prices. These hedges effectively reduce price risk on a portion of the production from the acquisitions.

      Apache entered into, and designated as cash flow hedges, various fixed-price swaps, option collars and puts in conjunction with the BP, ExxonMobil, Anadarko and certain South Louisiana property acquisitions. These Nymex positions were entered into in accordance with the Company's hedging policy and involved several counterparties, all of which are rated A+ or better. As of September 30, 2004, the outstanding positions of our natural gas and crude oil cash flow hedges were as follows:

   PRODUCTION                              TOTAL VOLUMES   WEIGHTED AVERAGE   FAIR VALUE ASSET/
    PERIOD            INSTRUMENT TYPE       (MMBTU/BBL)      FLOOR/CEILING       (LIABILITY)
-----------------   --------------------   -------------   ----------------   -----------------
                                                                                (In thousands)
10/2004 - 12/2004       Gas Collars            4,600,000     $ 3.25 / 5.81      $      (4,806)
                    Gas Fixed-Price Swap      12,880,000           4.40               (29,288)
                       Gas Put Option          5,520,000           5.85                   556
                        Oil Collars              736,000      35.00 / 42.20            (5,252)
                       Oil Put Option            276,000          39.00                    41

     2005               Gas Collars           34,600,000       5.28 / 6.36            (31,258)
                        Oil Collars            3,577,000      33.51 / 41.72           (17,100)
                       Oil Put Option          1,533,000          28.00                   169

     2006               Gas Collars           32,850,000       5.50 / 6.66             (6,386)
                        Oil Collars            4,307,000      32.07 / 40.66           (10,966)
                       Oil Put Option          1,533,000          28.00                   753

     2007               Gas Collars           24,570,000       5.25 / 6.20             (1,626)
                        Oil Collars            1,911,000      33.00 / 39.25            (2,698)

      In addition to the fixed-price swaps and option collars, Apache entered into a separate crude oil physical sales contract with BP. The sales contract is a normal purchase and sale under Statement of Financial Accounting Standards
(SFAS) No. 133 and, therefore, the Company has designated and accounted for the contract under the accrual method. This contract terminates on December 31, 2004. As of September 30, 2004, the outstanding terms of the contract were as follows:

    CRUDE OIL FIXED-PRICE PHYSICAL SALES CONTRACT (BRENT)
-------------------------------------------------------------
    PRODUCTION             TOTAL VOLUMES            AVERAGE
      PERIOD                 (BARRELS)            FIXED PRICE
-------------------       ---------------         -----------
10/2004 - 12/2004              3,680,000            $   22.06

      In June 2004, Apache began hedging a portion of its foreign currency exchange risk associated with its forecasted Canadian and North Sea lease operating expenditures by entering into forward purchase contracts. The Company purchased a total of $89 million Canadian dollars at an average exchange rate of ..747 and 27 million British Pounds at an average exchange rate of 1.841. The forward contracts mature in July through December 2004. The fair market value of the remaining contracts as of September 30, 2004 was $1.7 million ($1.1 million after tax). Future changes in market value are recorded in other comprehensive income (loss).

      A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's commodity and foreign currency derivative activities is presented in the table below:

                                                                                GROSS           AFTER TAX
                                                                            -------------      ------------
                                                                                     (In thousands)
Unrealized loss on derivatives at December 31, 2003....................     $    (69,316)      $    (43,193)
Net losses realized into earnings......................................           64,205             40,118
Net change in derivative fair value....................................         (107,939)           (67,572)
                                                                            ------------       ------------
Unrealized loss on derivatives at September 30, 2004...................     $   (113,050)      $    (70,647)
                                                                            ============       ============

      Based on current market prices, the Company recorded an unrealized loss in other comprehensive income (loss) of $113 million ($71 million after tax), primarily representing oil and gas derivative hedges. Any loss will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $113 million unrealized loss on derivatives at September 30, 2004, approximately $83 million ($52 million after tax) applies to the next 12 months. However, these amounts are likely to vary materially as a result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with SFAS No. 133, as amended.

3.    DEBT

      On May 28, 2004, the Company's $750 million 364-day U.S. credit facility matured and was replaced with a new five-year credit facility. The financial covenants of the new five-year facility require the Company to maintain a ratio of debt-to-capitalization of not greater than 60 percent at the end of any fiscal quarter. At the Company's option, the interest rate is based on (i) the greater of (a) The JPMorgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent or (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating. The facility also allows the Company to borrow under competitive auctions. On September 30, 2004, the margin over LIBOR for committed loans was .27 percent. If the total amount of the loans borrowed under the facility equals or exceeds 50 percent of the total facility commitments, then an additional .10 percent will be added to the margins over LIBOR. The Company also pays a quarterly facility fee of .08 percent on the total amount of the facility.

      Also on May 28, 2004, the Company amended its existing global credit facility agreements in order to make their terms consistent with the new five-year credit facility. Significant changes included raising the cross default threshold and eliminating covenants which established minimum levels for tangible net worth and book values for assets of Apache and certain subsidiaries.

4.    CAPITAL STOCK

      On January 26, 2004, the Nasdaq Stock Market, Inc. (NASDAQ) approved Apache for listing on the Nasdaq National Market, an intention we first announced on January 12, 2004. Apache's common stock is now listed on the NASDAQ as well as the New York Stock Exchange and the Chicago Stock Exchange.

      On September 16, 2004, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to eight cents per share from six cents per share, effective with the November 2004 payment.

5.    NET INCOME PER COMMON SHARE

      A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                           FOR THE QUARTER ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------------------
                                                        2004                                   2003
                                          --------------------------------     -----------------------------------
                                           INCOME      SHARES    PER SHARE      INCOME        SHARES     PER SHARE
                                          --------     -------   ---------     --------       -------    ---------
                                                         (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock..   $432,315     326,294   $   1.32      $275,541       323,751     $    .85
                                                                 ========                                 ========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other..............          -       3,899                        -         2,850
                                          --------     -------                 --------       -------

DILUTED:
  Income attributable to common stock,
   including assumed conversions.......   $432,315     330,193   $   1.31      $275,541       326,601     $    .84
                                          ========     =======   ========      ========       =======     ========

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------------
                                                         2004                                   2003
                                          ----------------------------------     ------------------------------------
                                            INCOME       SHARES    PER SHARE      INCOME        SHARES     PER SHARE
                                          ----------    --------   ---------     --------      --------    ---------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock..   $1,151,697     325,657   $    3.54     $856,011       321,908    $    2.66
                                                                   =========                               =========

EFFECT OF DILUTIVE SECURITIES:
  Stock options and other..............            -       3,801                        -         2,742
                                          ----------    --------                 --------       -------

DILUTED:
  Income attributable to common stock,
   including assumed conversions.......   $1,151,697     329,458   $    3.50     $856,011       324,650    $    2.64
                                          ==========    ========   =========     ========       =======    =========

6.    STOCK-BASED COMPENSATION

      Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2003. However, on May 1, 2003, the Company began issuing stock appreciation rights to certain employees in lieu of stock options. The Company records compensation expense with respect to stock appreciation rights as the price of the Company's common stock fluctuates and the awards vest. On May 1, 2003 and May 6, 2004, Apache granted stock appreciation rights for 1,802,210 shares and 1,328,400 shares of Apache common stock, respectively. On September 30, 2004, stock appreciation rights for 2,836,581 shares of Apache common stock were outstanding with an average exercise price of $35.11.

      For stock options granted prior to 2003, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Since these stock options, granted prior to 2003, had an exercise price equal to the market value of the underlying common stock on the date of grant, no material stock-based employee compensation cost is reflected in net income.

 In October 2000, the Company adopted the 2000 Share Appreciation Plan under which grants were made to the Company's officers and substantially all full-time employees. The 2000 Share Appreciation Plan provides for issuance of Apache common stock, based on attainment of one or more of three share price goals (Share Price Goals) and/or a separate production goal. The Share Price Goals are based on achieving a closing share price for Apache stock of $43.29, $51.95 and $77.92 per share ($100, $120 and $180 before five and 10 percent stock dividends and the two-for-one stock split) on 10 days out of any 30 consecutive trading days before January 1, 2005. On April 28, 2004, Apache's share price exceeded the $43.29 threshold for the 10-day requirement. As such, Apache will issue approximately 900,000 shares of its common stock, after minimum tax withholding requirements, in three equal installments. The first installment was issued in May 2004 and will reduce Apache's 2004 net income by approximately $16 million after tax, or $.05 per diluted common share. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during those periods.

      On October 26, 2004, Apache's share price exceeded the $51.95 threshold for the 10-day requirement. As such, Apache will issue approximately 2.2 million additional shares of its common stock, after minimum tax withholding requirements, in three equal installments. The first installment will be issued in November 2004 and will reduce Apache's 2004 net income by approximately $54 million after tax, or $.16 per diluted common share. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during those periods.

      Timing of expense recognition under the 2000 Share Appreciation Plan is based on employee service period, beginning with adoption of the plan in 2000 and ending with the final vesting in 2006. Since roughly four years out of the full six year service period was complete upon achievement of the $43.29 and $51.95 thresholds, expense is more heavily waited to the 2004 period. The 2004 expense associated with achievement of both the first and second thresholds will total $70 million after tax, or $.21 per diluted common share. Future expense associated with both these thresholds is estimated to total $16 million after tax, or $.05 per diluted common share, over the next two years.

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

                                                            FOR THE QUARTER ENDED          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ---------------------------      --------------------------
                                                            2004             2003            2004            2003
                                                         ----------       ----------      ----------      ----------
                                                              (In thousands, except for per common share amounts)
Income attributable to common stock, as reported.......  $  432,315       $  275,541      $1,151,697      $  856,011

Add: Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects.........................................       2,114                -          17,586             391

Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects...      (4,702)          (5,567)        (15,344)        (16,433)
                                                         ----------       ----------      ----------      ----------

Pro forma income attributable to common stock..........  $  429,727       $  269,974      $1,153,939      $  839,969
                                                         ==========       ==========      ==========      ==========

Net Income per Common Share:
   Basic:
     As reported.......................................  $     1.32       $      .85      $     3.54      $     2.66
     Pro forma.........................................        1.32              .84            3.54            2.61
   Diluted:
     As reported.......................................        1.31              .84            3.50            2.64
     Pro forma.........................................        1.30              .82            3.50            2.56

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

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following table provides supplemental disclosure of cash flow information:

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                      2004              2003
                                                                                  ------------       ----------
                                                                                          (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized)......................................     $     63,333       $   58,821
  Income taxes (net of refunds)..............................................          352,585          225,667

8.    PENSION AND POST-RETIREMENT BENEFITS

      Pension Plan

      Effective July 1, 2003, as part of the BP North Sea acquisition, Apache assumed a defined benefit pension plan covering existing BP North Sea employees hired by the Company as part of the acquisition. The pension plan provides defined benefits based on years of service and projected future salary.

      Apache disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5 million to its pension plan throughout 2004. Approximately $4 million of the original estimate was contributed as of September 30, 2004. The remaining $1 million is expected to be contributed by year end. Apache also contributed an additional $11 million to fund prior years' benefit obligations.

      Post-Retirement Benefit Plan

      The Company did not make any material contributions to the post-retirement benefit plan during the period and does not anticipate any material contributions or benefit payments to be made in future years.

      The following table sets forth the components of the net periodic cost of Apache's pension and other post-retirement benefit plans for the nine-month period ended September 30, 2004. The pension and post-retirement benefit plans did not materially impact the Company for equivalent prior-year periods.

                                                                 FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2004
                                                                -----------------------------
                                                                 PENSION      POST-RETIREMENT
                                                                 BENEFITS         BENEFITS
                                                                -----------   ---------------
                                                                      (In thousands)
COMPONENTS OF NET PERIODIC BENEFIT COSTS
  Service cost...............................................   $     4,091      $      727
  Interest cost..............................................         2,718             471
  Expected return on assets..................................        (2,689)              -
  Amortization of:
     Transition obligation...................................             -              33
     Actuarial (gain)/loss...................................             -             187
                                                                -----------      ----------
  Net periodic benefit cost..................................   $     4,120      $    1,418
                                                                ===========      ==========

9.    BUSINESS SEGMENT INFORMATION

      Apache has five reportable segments which are primarily in the business of natural gas and crude oil exploration and production. The Company evaluates segment performance based on results from oil and gas sales and lease-level expenses. Apache's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:

                                            UNITED                                                        OTHER
                                            STATES      CANADA      EGYPT     AUSTRALIA   NORTH SEA   INTERNATIONAL      TOTAL
                                          ----------  ----------  ----------  ----------  ----------  -------------   -----------
                                                                       (IN THOUSANDS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
 2004
Oil and Gas Production Revenues........   $1,683,181  $  723,266 $   671,346  $  345,600  $  321,353    $   69,548    $ 3,814,294
                                          ==========  ========== ===========  ==========  ==========    ==========    ===========

Operating Income (1)...................   $  922,926  $  398,751 $   472,829  $  168,578  $  134,677    $   30,054    $ 2,127,815
                                          ==========  ========== ===========  ==========  ==========    ==========
Other Income (Expense):
   Other...............................                                                                                   (16,620)
   General and administrative..........                                                                                  (115,450)
   Share Appreciation Plan - general
    and administrative.................                                                                                   (11,866)
   China litigation provision..........                                                                                   (71,216)
   Financing costs, net................                                                                                   (83,563)
                                                                                                                      -----------
Income Before Income Taxes.............                                                                               $ 1,829,100
                                                                                                                      ===========
Total Assets...........................   $6,949,034  $3,364,170 $ 1,960,751  $1,036,576  $1,121,214    $  190,970    $14,622,715
                                          ==========  ========== ===========  ==========  ==========    ==========    ===========

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
 2003

Oil and Gas Production Revenues........   $1,527,389  $  627,861 $   482,222  $  297,787  $  181,389    $   12,859    $ 3,129,507
                                          ==========  ========== ===========  ==========  ==========    ==========    ===========

Operating Income (1)...................   $  849,027  $  350,924 $   287,353  $  150,687  $   22,536    $    4,472    $ 1,664,999
                                          ==========  ========== ===========  ==========  ==========    ==========

Other Income (Expense):
   Other...............................                                                                                    (4,001)
   General and administrative..........                                                                                   (93,097)
   Preferred interests of
    subsidiaries.......................                                                                                    (8,668)
   Financing costs, net................                                                                                   (88,711)
                                                                                                                      -----------
Income Before Income Taxes.............                                                                               $ 1,470,522
                                                                                                                      ===========
Total Assets...........................   $5,574,670  $2,829,605 $ 1,714,001  $  955,209  $  981,240    $  185,320    $12,240,045
                                          ==========  ========== ===========  ==========  ==========    ==========    ===========

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

      The following table describes all changes to the Company's ARO liability for the current year (in thousands):

Asset retirement obligation as of December 31, 2003....................    $   739,775
Liabilities incurred...................................................        137,026
Liabilities settled....................................................        (39,746)
Accretion expense......................................................         32,723
                                                                           -----------
Asset retirement obligation as of September 30, 2004...................    $   869,778
                                                                           ===========

      Liabilities incurred during the period primarily relate to abandonment obligations assumed in connection with the ExxonMobil acquisition and the portion of the Anadarko properties closed in September 2004. Liabilities settled during the period primarily relate to individually immaterial properties plugged and abandoned or sold during the period.

11.   LITIGATION

      China - Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (Texaco China). In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), later adding Apache Bohai Corporation LDC (Apache Bohai) to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache has filed and is pursuing an application to vacate the award in federal court. Texaco China has filed an application to confirm the award in the same court.

      Canada - In September 2004, the court in Canada that is hearing The Predator Corporation Ltd. (Predator) counterclaim filed in February 2001 granted Apache Canada's motion for summary judgment, in part dismissing more than $3.3 billion Canadian dollars of Predator's claims against the Company and Murphy Oil Corporation (Murphy), and dismissing all claims against both Murphy's president and Apache Canada's president. Predator has appealed the dismissal. Only Predator's claims against Murphy and Apache Canada for mismanaging operations survive in the trial court at this time. Those claims total approximately $363 million Canadian dollars, plus interest and attorneys' fees. Apache's share of this exposure, under the joint operating agreement, would be approximately 37 percent of the total. Management believes that Predator's claim is without merit and the likelihood of success is remote. Apache and Murphy's claims against Predator, filed in December 2000, are still pending.

12.   CHANGE IN CRITICAL ACCOUNTING POLICY

      In September 2004, the SEC issued Staff Accounting Bulletin No. 106 ("SAB 106") to provide new guidance on how asset retirement obligations should impact the calculation of the "ceiling test" or limitation on the amount of properties that can be capitalized on the balance sheet under the full cost method of accounting for oil and gas companies. The new guidance dictates that since the asset retirement obligation is now reported on the balance sheet, related costs in the future net cash flow calculation should be omitted to avoid double-counting these costs. As allowed under existing guidance, Apache includes such costs in its future net cash flow calculation, but adjusts the corresponding amount on the balance sheet. The Company does not believe that adoption of SAB 106 will have a material impact on financial results. Apache will apply the new guidance outlined in SAB 106 prospectively.

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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                                        ALL OTHER
                                                                   APACHE     APACHE   SUBSIDIARIES
                                        APACHE        APACHE       FINANCE   FINANCE    OF APACHE    RECLASSIFICATIONS
                                      CORPORATION  NORTH AMERICA  AUSTRALIA   CANADA    CORPORATION    & ELIMINATIONS  CONSOLIDATED
                                      -----------  -------------  ---------  --------  ------------  ----------------- ------------
                                                                           (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues... $   581,632  $           -  $       -  $      -  $    909,350     $   (76,854)   $  1,414,128
   Equity in net income (loss) of
     affiliates......................     239,994         11,286     14,242    25,869       (14,362)       (277,029)              -
   Other.............................      (2,547)             -          -         -        (4,579)              -          (7,126)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
                                          819,079         11,286     14,242    25,869       890,409        (353,883)      1,407,002
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

OPERATING EXPENSES:
   Depreciation, depletion and
     amortization....................     136,169              -          -         -       177,351               -         313,520
   Asset retirement obligation
     accretion.......................       5,897              -          -         -         5,174               -          11,071
   Lease operating costs.............      88,589              -          -         -       193,155         (76,854)        204,890
   Share appreciation plan - LOE.....         445              -          -         -           429               -             874
   Gathering and transportation costs       7,154              -          -         -        13,748               -          20,902
   Severance and other taxes.........      17,527              -          -         -        29,621               -          47,148
   General and administrative........      27,506              -          -         -         7,615               -          35,121
   Share appreciation plan - G&A.....         778              -          -         -            76               -             854
   Financing costs, net..............      19,572              -      4,512     9,936        (5,170)              -          28,850
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
                                          303,637              -      4,512     9,936       421,999         (76,854)        663,230
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

INCOME (LOSS) BEFORE INCOME TAXES....     515,442         11,286      9,730    15,933       468,410        (277,029)        743,772
   Provision (benefit) for income
     taxes...........................      81,707              -     (1,556)    1,470       228,416               -         310,037
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

NET INCOME...........................     433,735         11,286     11,286    14,463       239,994        (277,029)        433,735
   Preferred stock dividends.........       1,420              -          -         -             -               -           1,420
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK.. $   432,315  $      11,286  $  11,286  $ 14,463  $    239,994     $  (277,029)   $    432,315
                                      ===========  =============  =========  ========  ============     ===========    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                                        ALL OTHER
                                                                   APACHE     APACHE   SUBSIDIARIES
                                        APACHE        APACHE       FINANCE   FINANCE    OF APACHE    RECLASSIFICATIONS
                                      CORPORATION  NORTH AMERICA  AUSTRALIA   CANADA    CORPORATION    & ELIMINATIONS  CONSOLIDATED
                                      -----------  -------------  ---------  --------  ------------  ----------------- ------------
                                                                              (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues... $   452,358  $           -  $       -  $      -  $    704,664     $   (47,007)   $  1,110,015
   Equity in net income (loss) of
     affiliates......................     171,661          6,614      9,591    30,809        (9,303)       (209,372)              -
   Other.............................        (331)             -          -         -        (5,143)              -          (5,474)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
                                          623,688          6,614      9,591    30,809       690,218        (256,379)      1,104,541
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

OPERATING EXPENSES:
   Depreciation, depletion and
     amortization....................     104,743              -          -         -       188,142               -         292,885
   Asset retirement obligation
     accretion.......................       4,674              -          -         -         6,668               -          11,342
   Lease operating costs.............      80,068              -          -         -       161,513         (47,007)        194,574
   Gathering and transportation costs       5,522              -          -         -        11,426               -          16,948
   Severance and other taxes.........      11,233              -          -         -        30,354               -          41,587
   General and administrative........      26,499              -          -         -         8,193               -          34,692
   Financing costs, net..............      27,042              -      4,509     9,945        (7,624)              -          33,872
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
                                          259,781              -      4,509     9,945       398,672         (47,007)        625,900
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

PREFERRED INTERESTS OF SUBSIDIARIES..         (25)             -          -         -         2,001               -           1,976
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

INCOME (LOSS) BEFORE INCOME TAXES....     363,932          6,614      5,082    20,864       289,545        (209,372)        476,665
   Provision (benefit) for income
     taxes...........................      86,971              -     (1,532)   (3,619)      117,884               -         199,704
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

NET INCOME...........................     276,961          6,614      6,614    24,483       171,661        (209,372)        276,961
   Preferred stock dividends.........       1,420              -          -         -             -               -           1,420
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK.. $   275,541  $       6,614  $   6,614  $ 24,483  $    171,661     $  (209,372)   $    275,541
                                      ===========  =============  =========  ========  ============     ===========    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                        ALL OTHER
                                                                   APACHE     APACHE   SUBSIDIARIES
                                        APACHE        APACHE       FINANCE   FINANCE    OF APACHE    RECLASSIFICATIONS
                                      CORPORATION  NORTH AMERICA  AUSTRALIA   CANADA    CORPORATION    & ELIMINATIONS  CONSOLIDATED
                                      -----------  -------------  ---------  --------  ------------  ----------------- ------------
                                                                              (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues... $ 1,679,091  $           -  $       -  $      -  $  2,367,271     $  (232,068)   $  3,814,294
   Equity in net income (loss) of
     affiliates......................     656,681         29,968     38,958   117,268       (33,672)       (809,203)              -
   Other.............................      (4,458)             -          -         -       (12,162)              -         (16,620)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
                                        2,331,314         29,968     38,958   117,268     2,321,437      (1,041,271)      3,797,674
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

OPERATING EXPENSES:
   Depreciation, depletion and
     amortization....................     405,223              -          -         -       490,262               -         895,485
   Asset retirement obligation
     accretion.......................      17,497              -          -         -        15,226               -          32,723
   Lease operating costs.............     258,716              -          -         -       581,368        (232,068)        608,016
   Share appreciation plan - LOE.....       6,182              -          -         -         5,684               -          11,866
   Gathering and transportation costs      22,377              -          -         -        38,321               -          60,698
   Severance and other taxes.........      46,323              -          -        18        31,350               -          77,691
   General and administrative........      90,858              -          -         -        24,592               -         115,450
   Share appreciation plan - G&A.....      10,812              -          -         -         1,054               -          11,866
   China litigation provision........           -              -          -         -        71,216               -          71,216
   Financing costs, net..............      61,588              -     13,534    29,979       (21,538)              -          83,563
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
                                          919,576              -     13,534    29,997     1,237,535        (232,068)      1,968,574
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

INCOME (LOSS) BEFORE INCOME TAXES....   1,411,738         29,968     25,424    87,271     1,083,902        (809,203)      1,829,100
   Provision (benefit) for income
     taxes...........................     255,781              -     (4,544)   (5,315)      427,221               -         673,143
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

NET INCOME...........................   1,155,957         29,968     29,968    92,586       656,681        (809,203)      1,155,957
   Preferred stock dividends.........       4,260              -          -         -             -               -           4,260
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK.. $ 1,151,697  $      29,968  $  29,968  $ 92,586  $    656,681     $  (809,203)   $  1,151,697
                                      ===========  =============  =========  ========  ============     ===========    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                        ALL OTHER
                                                                   APACHE     APACHE   SUBSIDIARIES
                                        APACHE        APACHE       FINANCE   FINANCE    OF APACHE    RECLASSIFICATIONS
                                      CORPORATION  NORTH AMERICA  AUSTRALIA   CANADA    CORPORATION    & ELIMINATIONS  CONSOLIDATED
                                      -----------  -------------  ---------  --------  ------------  ----------------- ------------
                                                                              (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues... $ 1,267,321  $           -  $       -  $      -  $  2,007,790     $  (145,604)   $  3,129,507
   Equity in net income (loss) of
     affiliates......................     427,821         23,343     32,276    65,411       (28,061)       (520,790)              -
   Other.............................      (6,588)             -          -         -         2,587               -          (4,001)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
                                        1,688,554         23,343     32,276    65,411     1,982,316        (666,394)      3,125,506
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

OPERATING EXPENSES:
   Depreciation, depletion and
     amortization....................     265,954              -          -         -       513,636               -         779,590
   Asset retirement obligation
     accretion.......................      11,216              -          -         -        15,884               -          27,100
   Lease operating costs.............     204,842              -          -         -       455,757        (145,604)        514,995
   Gathering and transportation costs      14,419              -          -         -        29,521               -          43,940
   Severance and other taxes.........      38,632              -          -        53        60,198               -          98,883
   General and administrative........      75,340              -          -         -        17,757               -          93,097
   Financing costs, net..............      75,486              -     13,534    30,124       (30,433)              -          88,711
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
                                          685,889              -     13,534    30,177     1,062,320        (145,604)      1,646,316
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

PREFERRED INTERESTS OF SUBSIDIARIES..         (25)             -          -         -         8,693               -           8,668
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

INCOME (LOSS) BEFORE INCOME TAXES....   1,002,690         23,343     18,742    35,234       911,303        (520,790)      1,470,522
   Provision (benefit) for income
     taxes...........................     162,176              -     (4,601)  (11,049)      490,357               -         636,883
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...............     840,514         23,343     23,343    46,283       420,946        (520,790)        833,639
   Cumulative effect of change in
     accounting principle, net of
     income tax......................      19,757              -          -         -         6,875               -          26,632
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

NET INCOME...........................     860,271         23,343     23,343    46,283       427,821        (520,790)        860,271
   Preferred stock dividends.........       4,260              -          -         -             -               -           4,260
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK.. $   856,011  $      23,343  $  23,343  $ 46,283  $    427,821     $  (520,790)   $    856,011
                                      ===========  =============  =========  ========  ============     ===========    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                        ALL OTHER
                                                                   APACHE     APACHE   SUBSIDIARIES
                                        APACHE        APACHE       FINANCE   FINANCE    OF APACHE    RECLASSIFICATIONS
                                      CORPORATION  NORTH AMERICA  AUSTRALIA   CANADA    CORPORATION    & ELIMINATIONS  CONSOLIDATED
                                      -----------  -------------  ---------  --------  ------------  ----------------- ------------
                                                                              (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES......................... $ 1,162,884  $           -  $ (11,831) $(19,435) $  1,188,920     $         -    $  2,320,538
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment    (577,697)             -          -         -    (1,104,340)              -      (1,682,037)
  Acquisition of Anadarko properties.     (92,699)             -          -         -             -               -         (92,699)
  Acquisition of ExxonMobil
    properties.......................    (347,352)             -          -         -             -               -        (347,352)
  Restricted cash for acquisition
    settlement.......................    (444,734)             -          -         -             -               -        (444,734)
  Investment in subsidiaries, net....     (45,720)       (12,525)         -         -       (30,748)         88,993               -
  Other, net.........................     (17,430)             -          -         -       (37,992)              -         (55,422)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
NET CASH USED IN INVESTING ACTIVITIES  (1,525,632)       (12,525)         -         -    (1,173,080)         88,993      (2,622,244)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings...............     543,170              -       (694)      156        19,507         (18,773)        543,366
  Payments on long-term debt.........    (135,300)             -          -         -             -               -        (135,300)
  Dividends paid.....................     (62,825)             -          -         -             -               -         (62,825)
  Common stock activity..............      19,324         12,525     12,525    19,281        25,889         (70,220)         19,324
  Treasury stock activity, net.......      11,412              -          -         -             -               -          11,412
  Cost of debt and equity
    transactions.....................      (2,250)             -          -         -             -               -          (2,250)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES.........................     373,531         12,525     11,831    19,437        45,396         (88,993)        373,727
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      10,783              -          -         2        61,236               -          72,021

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................           -              -          2         1        33,500               -          33,503
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD...................... $    10,783  $           -  $       2  $      3  $     94,736     $         -    $    105,524
                                      ===========  =============  =========  ========  ============     ===========    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                        ALL OTHER
                                                                   APACHE     APACHE   SUBSIDIARIES
                                        APACHE        APACHE       FINANCE   FINANCE    OF APACHE    RECLASSIFICATIONS
                                      CORPORATION  NORTH AMERICA  AUSTRALIA   CANADA    CORPORATION    & ELIMINATIONS  CONSOLIDATED
                                      -----------  -------------  ---------  --------  ------------  ----------------- ------------
                                                                              (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES......................... $   883,634  $           -  $ (13,791) $(22,893) $  1,232,159     $         -    $  2,079,109
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment    (325,918)             -          -         -      (789,431)              -      (1,115,349)
  Acquisitions.......................    (739,072)             -          -         -      (639,703)              -      (1,378,775)
  Proceeds from sales of oil and gas
    properties.......................       4,192              -          -         -        12,010               -          16,202
  Investment in subsidiaries, net....    (542,452)       (12,525)         -         -          (617)        555,594               -
  Other, net.........................     (23,531)             -          -         -       (20,771)              -         (44,302)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
NET CASH USED IN INVESTING ACTIVITIES  (1,626,781)       (12,525)         -         -    (1,438,512)        555,594      (2,522,224)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings...............   1,531,596              -      1,266     2,103      (385,108)        619,801       1,769,658
  Payments on long-term debt.........  (1,227,288)             -          -         -      (187,641)              -      (1,414,929)
  Dividends paid.....................     (51,967)             -          -         -             -               -         (51,967)
  Common stock activity..............     574,881         12,525     12,525    20,663     1,129,682      (1,175,395)        574,881
  Treasury stock activity, net.......       3,743              -          -         -             -               -           3,743
  Cost of debt and equity
    transactions.....................      (4,520)             -          -         -             -               -          (4,520)
  Repurchase of preferred interests
    of subsidiaries..................     (82,000)             -          -         -      (361,000)              -        (443,000)
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES.........................     744,445         12,525     13,791    22,766       195,933        (555,594)        433,866
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       1,298              -          -      (127)      (10,420)              -          (9,249)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................         224              -          2       127        51,533               -          51,886
                                      -----------  -------------  ---------  --------  ------------     -----------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD...................... $     1,522  $           -  $       2  $      -  $     41,113     $         -    $     42,637
                                      ===========  =============  =========  ========  ============     ===========    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004

                                                                                     ALL OTHER
                                                    APACHE    APACHE      APACHE    SUBSIDIARIES
                                        APACHE       NORTH    FINANCE     FINANCE    OF APACHE    RECLASSIFICATIONS
                                      CORPORATION   AMERICA  AUSTRALIA    CANADA    CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                      -----------  --------  ---------  ----------  ------------  -----------------  ------------
                                                                            (IN THOUSANDS)
            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......... $    10,783  $      -  $       2  $        3  $     94,736     $         -     $    105,524
  Restricted cash for acquisition
    settlement.......................     444,734         -          -           -             -               -          444,734
  Receivables, net of allowance......     238,462         -          -           -       545,219               -          783,681
  Inventories........................      21,039         -          -           -       116,414               -          137,453
  Drilling advances and others.......      35,770         -          -           -        80,028               -          115,798
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                          750,788         -          2           3       836,397               -        1,587,190
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

PROPERTY AND EQUIPMENT, NET..........   6,010,310         -          -           -     6,726,982               -       12,737,292
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

OTHER ASSETS:
  Intercompany receivable, net.......   1,311,510         -     (1,114)     93,656    (1,404,052)              -                -
  Goodwill, net......................           -         -          -           -       189,252               -          189,252
  Equity in affiliates...............   3,755,494   257,429    508,291   1,218,497      (811,495)     (4,928,216)               -
  Deferred charges and other.........      41,588         -          -       4,700        62,693               -          108,981
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                      $11,869,690  $257,429  $ 507,179  $1,316,856  $  5,599,777     $(4,928,216)    $ 14,622,715
                                      ===========  ========  =========  ==========  ============     ===========     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...................     267,020         -          -           -       173,268               -          440,288
  Other accrued expenses.............     347,140         -       (557)     12,764       345,193               -          704,540
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                          614,160         -       (557)     12,764       518,461               -        1,144,828
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
LONG-TERM DEBT.......................   1,813,754         -    269,139     646,783         5,356               -        2,735,032
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

DEFERRED CREDITS AND OTHER
 NONCURRENT LIABILITIES:
  Income taxes.......................     984,237         -    (18,832)       (555)      941,207               -        1,906,057
  Advances from gas purchasers.......      96,091         -          -           -             -               -           96,091
  Asset retirement obligation........     508,558         -          -           -       361,220               -          869,778
  Derivative instruments.............      26,750         -          -           -             -               -           26,750
  Other..............................     154,523         -          -           -        18,039               -          172,562
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                        1,770,159         -    (18,832)       (555)    1,320,466               -        3,071,238
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

SHAREHOLDERS' EQUITY.................   7,671,617   257,429    257,429     657,864     3,755,494      (4,928,216)       7,671,617
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                      $11,869,690  $257,429  $ 507,179  $1,316,856  $  5,599,777     $(4,928,216)    $ 14,622,715
                                      ===========  ========  =========  ==========  ============     ===========     ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                                                                     ALL OTHER
                                                    APACHE    APACHE      APACHE    SUBSIDIARIES
                                        APACHE       NORTH    FINANCE     FINANCE    OF APACHE    RECLASSIFICATIONS
                                      CORPORATION   AMERICA  AUSTRALIA    CANADA    CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                      -----------  --------  ---------  ----------  ------------  -----------------  ------------
                                                                            (IN THOUSANDS)
               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......... $         -  $      -  $       2  $        1  $     33,500     $         -     $     33,503
  Receivables, net of allowance......     204,078         -          -           -       434,977               -          639,055
  Inventories........................      17,646         -          -           -       108,221               -          125,867
  Drilling advances and other........      60,159         -          -           -        40,488               -          100,647
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                          281,883         -          2           1       617,186               -          899,072
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

PROPERTY AND EQUIPMENT, NET..........   5,235,717         -          -           -     6,024,368               -       11,260,085
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

OTHER ASSETS:
  Intercompany receivable, net.......   1,291,503         -     (1,961)     93,768    (1,383,310)              -                -
  Goodwill, net......................           -         -          -           -       189,252               -          189,252
  Equity in affiliates...............   3,077,152   183,617    437,860   1,084,711      (803,409)     (3,979,931)               -
  Deferred charges and other.........      36,672         -          -       4,767        26,278               -           67,717
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                      $ 9,922,927  $183,617  $ 435,901  $1,183,247  $  4,670,365     $(3,979,931)    $ 12,416,126
                                      ===========  ========  =========  ==========  ============     ===========     ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................... $   189,031  $      -  $       -  $        -  $    111,567     $         -     $    300,598
  Other accrued expenses.............     238,555         -      1,621       1,803       277,801               -          519,780
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                          427,586         -      1,621       1,803       389,368               -          820,378
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

LONG-TERM DEBT.......................   1,405,882         -    268,987     646,741         5,356               -        2,326,966
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

DEFERRED CREDITS AND OTHER
  NONCURRENT LIABILITIES:
  Income taxes.......................     879,044         -    (18,324)       (842)      837,360               -        1,697,238
  Advances from gas purchasers.......     109,207         -          -           -             -               -          109,207
  Asset retirement obligation........     401,349         -          -           -       338,426               -          739,775
  Oil and gas derivative instruments.       5,931         -          -           -             -               -            5,931
  Other..............................     161,130         -          -           -        22,703               -          183,833
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                        1,556,661         -    (18,324)       (842)    1,198,489               -        2,735,984
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------

SHAREHOLDERS' EQUITY.................   6,532,798   183,617    183,617     535,545     3,077,152      (3,979,931)       6,532,798
                                      -----------  --------  ---------  ----------  ------------     -----------     ------------
                                      $ 9,922,927  $183,617  $ 435,901  $1,183,247  $  4,670,365     $(3,979,931)    $ 12,416,126
                                      ===========  ========  =========  ==========  ============     ===========     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Higher crude oil prices and crude oil production drove Apache Corporation's (Apache or the Company) third-quarter 2004 revenues and earnings to a record $1.4 billion and $432 million, respectively, despite the impact on Gulf of Mexico production operations from Hurricane Ivan, a mid-September 2004 event. Third-quarter 2004 earnings were 57 percent higher than the equivalent 2003 quarter. The Company also reported record revenues and earnings of $3.8 billion and $1.15 billion, respectively, for the first nine months of 2004. The improved results for the nine-month period were driven by strong crude oil prices, higher crude oil and natural gas production, and a lower effective income tax rate. Net cash provided by operating activities totaled $2.3 billion for the nine-month period compared to $2.1 billion in the prior-year period.

      On a barrel of oil equivalent basis (boe), 2004 third-quarter production was up two percent to a record 458,412 boe/d, despite the 4,042 b/d of oil production and 21.4 MMcf/d of natural gas production lost to Hurricane Ivan. Production on a boe basis from outside the U.S. increased to 61 percent of worldwide production, primarily reflecting growth in Egypt and the North Sea. Our third-quarter 2004 production mix of 45/55 percent natural gas to liquids compared to 47/53 percent in 2003. The change in production mix reflects the impact of oil production in the North Sea and China. Natural gas production of 1,234 MMcf/d was 30 MMcf/d below the third-quarter of 2003, with over two-thirds of the drop related to Hurricane Ivan. Third-quarter crude oil production increased five percent to a record 241,072 b/d. While we are working to restore our Gulf of Mexico production impacted by the hurricane, transportation pipelines have been damaged by subsea mudslides and may delay a return to full production until 2005. Apache maintains business interruption insurance that reimburses the Company for lost oil and gas production revenues, including revenues lost as a result of damage to third-party facilities. The damages are based on prevailing oil and natural gas prices and lost production, subject to a deductible which was met at the end of September. The Company also maintains insurance for physical damage that covers costs in excess of our deductible.

      The higher crude oil prices and strong natural gas prices continues to drive up our cash flows, enabling us to increase our capital expenditures for drilling and acquisition opportunities. During the 2004 third quarter, we invested approximately $600 million worldwide on exploration and development capital projects and announced two significant acquisitions. Notable discoveries and appraisal wells announced since the end of the second quarter 2004, are discussed below:

      - During the third quarter, we announced two successful appraisal wells and completion of one development well on Egypt's Khalda Concession. On July 1, we announced that the Qasr-5 appraisal well successfully extended the Qasr field to the southwest. On September 7, we announced that the Qasr-6 appraisal well successfully extended the Qasr field to the west. These were our third and fourth successful Qasr appraisal wells and both wells provided further confirmation of the overall seismically-defined structure of the field. Production will follow after additional pipeline and processing infrastructure is completed. Also, on September 7, we announced completion of the Qasr-9 development well, which commenced commercial production in early September.

      - On August 19, we announced two gas wells that would flow through Apache's Tarek gas plant in Egypt. The Imhotep-1X on the Khalda Offset Concession was brought on production immediately. The Mihos-1X appraisal well on the Matruh Concession commenced production in early September and brought the Tarek gas plant up to its full capacity of 100 MMcf per day.

      - On July 13, we announced that the Ravensworth-2 appraisal well in the Exmouth Basin offshore Western Australia encountered an oil column 49 feet higher than expected, thereby extending the area of the field farther north than mapped based on the Ravensworth-1 discovery well.

      Also during the third quarter, we closed on separate agreements with ExxonMobil that would capitalize on the respective strengths and assets of both companies related to exploration and development on properties in West Texas, Western Canada, Louisiana, and the Gulf of Mexico. Additionally, Apache signed a definitive agreement to acquire all of Anadarko Petroleum Corporation's (Anadarko) Gulf of Mexico Outer-Continental Shelf properties. Because some properties were subject to preferential rights, we closed the Anadarko acquisition in two stages,

September 24, 2004 and October 22, 2004. The ExxonMobil and Anadarko transactions are discussed in Note 1 of this Form 10-Q.

      In July 2004, the Company signed an amendment agreement with the Egyptian General Petroleum Corporation (EGPC) which, among other things, extended the term of the Khalda, Khalda West and Salam development leases through 2024. These development leases would have expired in 2011, 2012 and 2010, respectively. We also received a five-year extension on our Khalda Offset exploration acreage, with an option for an additional three-year extension. As part of this agreement and in conjunction with the Qasr 25-year Gas Sales Agreement discussed in our Form 10-Q for the quarter ended June 30, 2004, we agreed to re-price natural gas volumes in excess of 100 MMcf/d produced from the Khalda Concession development leases and future Khalda Offset development leases. Under the new pricing formula, Apache will receive a price indexed to crude oil, with a minimum price of $1.50 per MMbtu and a maximum price of $2.65 per MMbtu. Pricing for the first 100 MMcf/d remains subject to the original contract price, which is indexed to oil pricing, but without a minimum or maximum. The pricing for this first 100 MMcf/d continues until January 1, 2013 at which time all Khalda area gas will be priced at the new pricing formula. For the third quarter, Apache's price averaged $4.45 per Mcf, which was a blend of the old and new contracts.

      As discussed in Note 6 of this Form 10-Q, on October 26, 2004, Apache's share price exceeded the second threshold ($51.95) for the 10-day requirement under the Company's 2000 Share Appreciation Plan. As such, Apache will issue approximately 2.2 million additional shares of its common stock, after minimum tax withholding requirements, in three equal installments. The first installment will be issued in November 2004 and will reduce Apache's 2004 net income by approximately $54 million after tax, or $.16 cents per diluted common share. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during those periods.

      Timing of expense recognition under the 2000 Share Appreciation Plan is based on employee service period, beginning with adoption of the plan in 2000 and ending with the final vesting in 2006. Since roughly four years out of the full six year service period was complete upon achievement of the $43.29 and $51.95 thresholds, expense is more heavily waited to the 2004 period. The 2004 expense associated with achievement of both the first and second thresholds will total $70 million after tax, or $.21 per diluted common share. Future expense associated with both these thresholds is estimated to total $16 million after tax, or $.05 per diluted common share, over the next two years.

      The outlook for the fourth quarter appears favorable considering that current NYMEX futures markets indicate that crude oil and natural gas prices will be above third-quarter levels. We believe our earnings and cash flow will remain strong, given the impact of currently favorable price indications on our base properties and the recent addition of the ExxonMobil and Anadarko properties.

RESULTS OF OPERATIONS

Revenues

      The following table presents each segment's oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

                                   FOR THE QUARTER ENDED SEPTEMBER 30,      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------------      ---------------------------------------
                                    OIL REVENUES        GAS REVENUES          OIL REVENUES          GAS REVENUES
                                   ---------------    ----------------      -----------------     -----------------
                                    2004     2003      2004      2003        2004       2003       2004       2003
                                   ------   ------    ------    ------      ------     ------     ------     ------
United States..............          30%      33%       58%       64%         32%        34%        58%        62%
Canada.....................          11%      11%       28%       25%         12%        13%        28%        27%
                                    ---      ---       ---       ---         ---        ---        ---        ---
North America..............          41%      44%       86%       89%         44%        47%        86%        89%
Egypt......................          24%      21%       11%        8%         24%        23%        10%         8%
Australia..................          16%      15%        3%        3%         14%        17%         4%         3%
North Sea..................          16%      18%        -         -          15%        12%         -          -
China......................           3%       1%        -         -           3%         -          -          -
Other......................           -        1%        -         -           -          1%         -          -
                                    ---      ---       ---       ---         ---        ---        ---        ---
     Total.................         100%     100%      100%      100%        100%       100%       100%       100%
                                    ===      ===       ===       ===         ===        ===        ===        ===

      Crude Oil Contribution

      Apache's third-quarter 2004 consolidated crude oil revenues increased significantly compared to the third quarter of 2003 on significantly higher crude oil price realizations in all core areas except the North Sea. U.S. crude oil revenues continue to be the highest among all core areas, but dropped slightly to 30 percent of consolidated revenues on a 14 percent reduction in third quarter production, largely attributable to Hurricane Ivan. All other core areas, except for the North Sea, had similar price gains on top of production growth or smaller production declines.

Canada's contribution remained steady at 11 percent of consolidated revenues. Egypt saw both higher prices and production growth pushing its contribution to 24 percent of consolidated crude oil revenues, three percent above the 2003 quarter. The North Sea's contribution was off two percent to 16 percent. Although the North Sea saw a 38 percent increase in production, a five percent decline in realized prices constrained revenue growth. Approximately two-thirds of the North Sea's third-quarter production was subject to a physical sales contract with BP, p.l.c. (see Note 2 of this Form 10-Q), at prices approximately 12 percent below the prior-year quarter's contractual price. Australia's contribution rose one percent to 16 percent as quarterly revenues benefited from a 61 percent increase in price, outpacing all other areas. China, which initiated production on a limited basis during the third quarter of 2003, contributed three percent of third-quarter 2004 crude oil revenues, up two percent.

      For the nine-month period, the North Sea saw the largest absolute increase in consolidated crude oil revenues, as the 2003 period only included six months of revenue. China contributed three percent for the reasons previously discussed. Australia, the U.S. and Canada's contributions fell three percent, two percent and one percent, respectively, primarily because of the addition of the North Sea and China. Egypt's overall contribution rose one percent to 24 percent as revenues surged 44 percent on higher production and prices.

      Natural Gas Contribution

      The North American regions continue to contribute the majority of our natural gas revenues; however, they were down three percent to 86 percent. Egypt's contribution to third-quarter revenues increased to 11 percent of consolidated natural gas revenues on the strength of a 40 percent rise in production. Canada's contribution increased to 28 percent on a 14 percent rise in realized prices relative to other areas and a small increase in production. Egypt's and Canada's gains were at the expense of the U.S. This shift occurred because U.S. third-quarter 2004 natural gas revenues declined five percent on an 11 percent hurricane-induced decline in production, compared to the 2003 quarter, while Egypt's revenues surged 44 percent and Canada's improved 16 percent. Egypt's production gains were attributable to new discoveries which enabled higher utilization rates at the Salam and Tarek gas plants.

      Segment contributions to revenue for the nine-month period were similar, although the period-over-period change was not as dramatic.

      The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                            FOR THE QUARTER ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------   ---------------------------------------
                                                                        INCREASE                                  INCREASE
                                               2004          2003      (DECREASE)      2004           2003       (DECREASE)
                                           -----------   -----------   ----------   -----------    -----------   ----------
Revenues (in thousands):
   Natural gas......................       $   541,489   $   517,891        5%      $ 1,618,852    $ 1,561,729        4%
   Oil..............................           843,572       575,201       47%        2,121,861      1,518,012       40%
   Natural gas liquids..............            29,067        16,923       72%           73,581         49,766       48%
                                           -----------   -----------                -----------    -----------
       Total........................       $ 1,414,128   $ 1,110,015       27%      $ 3,814,294    $ 3,129,507       22%
                                           ===========   ===========                ===========    ===========

Natural Gas Volume - Mcf per day:
   United States....................           640,467       717,988      (11%)         649,997        658,231       (1%)
   Canada...........................           325,535       319,522        2%          322,390        315,307        2%
   Egypt............................           141,072       100,965       40%          135,709        112,534       21%
   Australia........................           121,088       114,248        6%          118,587        107,415       10%
   North Sea........................             2,043         3,321      (38%)           1,769          1,820       (3%)
   China............................                 -             -        -                 -              -        -
   Argentina........................             3,467         7,858      (56%)           3,985          7,466      (47%)
                                           -----------   -----------                -----------    -----------
       Total........................         1,233,672     1,263,902       (2%)       1,232,437      1,202,773        2%
                                           ===========   ===========                ===========    ===========

Average Natural Gas price - Per Mcf:
   United States....................       $      5.30   $      5.00        6%      $      5.32    $      5.40       (1%)
   Canada...........................              5.10          4.47       14%             5.10           4.87        5%
   Egypt............................              4.45          4.31        3%             4.41           4.20        5%
   Australia........................              1.58          1.47        7%             1.64           1.39       18%
   North Sea........................              4.36          1.88      132%             4.57           1.95      134%
   China............................                 -             -        -                 -              -        -
   Argentina........................               .78           .50       56%              .62            .48       29%
       Total........................              4.77          4.45        7%             4.79           4.76        1%

Oil Volume - Barrels per day:
   United States....................            65,017        75,593      (14%)          67,110         68,535       (2%)
   Canada...........................            24,743        25,790       (4%)          25,409         25,143        1%
   Egypt............................            52,602        48,788        8%           51,706         47,406        9%
   Australia........................            32,199        32,711       (2%)          26,041         31,949      (18%)
   North Sea........................            58,031        42,111       38%           49,866         25,320       97%
   China............................             7,948         3,131      154%            7,121          1,055      575%
   Argentina........................               532           574       (7%)             542            586       (8%)
                                           -----------   -----------                -----------    -----------
       Total........................           241,072       228,698        5%          227,795        199,994       14%
                                           ===========   ===========                ===========    ===========

Average Oil price - Per barrel:
   United States....................       $     41.45   $     27.03       53%      $     36.90    $     27.52       34%
   Canada...........................             41.34         27.90       48%            36.72          29.23       26%
   Egypt............................             41.51         27.16       53%            35.81          27.30       31%
   Australia........................             46.72         29.04       61%            40.96          29.45       39%
   North Sea........................             25.18         26.58       (5%)           23.36          26.10      (10%)
   China............................             35.99         25.10       43%            32.77          25.10       31%
   Argentina........................             31.28         28.42       10%            33.28          29.14       14%
       Total........................             38.04         27.34       39%            34.00          27.80       22%

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
     United States..................             8,934         8,241        8%            8,218          7,265       13%
     Canada.........................             2,794         1,445       93%            2,665          1,582       68%
                                           -----------   -----------                -----------    -----------
       Total........................            11,728         9,686       21%           10,883          8,847       23%
                                           ===========   ===========                ===========    ===========

Average NGL Price - Per barrel:
     United States..................       $     27.56   $     19.23       43%      $     25.25    $     20.99       20%
     Canada.........................             24.94         17.62       42%            22.90          18.85       21%
       Total........................             26.94         18.99       42%            24.67          20.60       20%

      Natural Gas Revenues

      The Company's third-quarter 2004 natural gas revenues were $24 million higher than the third quarter of 2003. All of the improvement was related to higher natural gas prices, which improved $.32 per Mcf over the prior-year quarter. Consolidated natural gas production was down 30 MMcf/d, or two percent, from the 2003 period. Production in the U.S. declined 78 MMcf/d, primarily because of natural decline in mature fields particularly in the Gulf of Mexico, Hurricane Ivan and downtime. Egypt's production was up 40 MMcf/d as the Salam and Tarek gas plants began operating close to full capacity, following completion of new wells on several concessions. Canada's production increased six MMcf/d with production from new wells offsetting natural decline in mature fields. Australia saw a seven MMcf/d increase on higher customer demand and new contractual sales.

      Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices, including fixed-price physical contracts and derivatives. Approximately eight percent of our third-quarter 2004 and third-quarter 2003 domestic natural gas production was subject to long-term, fixed-price physical contracts. We also amortized small amounts of unrealized gains and losses from derivative positions closed in October and November 2001 with negligible impact on prices. The following table shows the impact on average prices for these items:

                                        FOR THE QUARTER ENDED      FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                        ---------------------      -------------------------
                                          2004         2003          2004             2003
                                        --------     --------      --------         --------
                                                              (Per Mcf)
Fixed-price physical................    $  (.09)     $  (.06)      $  (.09)         $  (.10)
Derivatives.........................       (.18)         .02          (.15)            (.05)
Amortization........................          -         (.01)            -             (.01)

      Crude Oil Revenues

      The Company added $268 million to 2004 third-quarter crude oil revenues on a $10.70 per barrel improvement in realized crude oil price and a 12,374 b/d rise in production. The higher realized price contributed almost 84 percent of the additional revenues. The increase in production came from the North Sea, China and Egypt. The North Sea's production is up 15,920 b/d, reflecting additional production from new wells and operational enhancements since the third quarter of 2003. A portion of the revenue from the North Sea is tied to a separate crude oil physical sales contract entered into in conjunction with the acquisition. See Note 2 of this Form 10-Q for a discussion of the terms of this contract. Production in China, which commenced in July 2003, added 4,817 b/d. Egypt's production is up 3,814 b/d on exploration and development activity. Partially offsetting these production gains were a 10,576 b/d decline in the U.S. and a 1,047 b/d decline in Canada. The U.S. decline is related to Hurricane Ivan, downtime and natural decline in mature fields. Canada's lower production is related to property sales and downtime.

      Apache also manages its exposure to fluctuations in crude oil prices using derivatives. We continue to amortize the unrealized gains and losses over the original production life of derivative positions closed in October and November 2001. The following table shows the impact on prices of each of these items:

                                        FOR THE QUARTER ENDED      FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                        ---------------------      -------------------------
                                          2004         2003          2004             2003
                                        --------     --------      --------         --------
                                                            (Per bbl)
Derivatives.........................    $  (.07)     $  (.79)      $  (.21)         $  (.92)
Amortization........................          -          .02             -              .03

Operating Expenses

      The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance. To maintain comparability between the periods, the expenses related to the 2000 Share Appreciation Plan and the China litigation provision are disclosed separately.

                                                 FOR THE QUARTER ENDED SEPTEMBER 30,      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------      ---------------------------------------
                                                 2004     2003        2004     2003        2004      2003         2004      2003
                                                ------   ------      ------   ------      ------    ------       ------    ------
                                                 (In millions)          (Per Boe)          (In millions)            (Per Boe)
Depreciation, depletion and amortization
 (DD&A):
   Oil and gas property and equipment......     $  295   $  275      $ 7.00   $ 6.65      $  841    $  728       $ 6.91    $ 6.51
   Other assets............................         18       18         .43      .44          54        52          .44       .46
Asset retirement obligation accretion......         11       11         .26      .27          33        27          .27       .24
Lease operating costs (LOE)................        205      195        4.86     4.71         608       515         4.99      4.61
Share appreciation plan - LOE..............          1        -         .02        -          12         -          .10         -
Gathering and transportation costs.........         21       17         .51      .41          61        44          .50       .39
Severance and other taxes..................         47       41        1.12     1.01          78        99          .64       .88
General and administrative expense (G&A)...         35       35         .83      .84         115        93          .95       .83
Share appreciation plan - G&A..............          1        -         .02        -          12         -          .10         -
China litigation provision.................          -        -           -        -          71         -          .59         -
Financing costs, net.......................         29       34         .68      .82          84        88          .69       .79
                                                ------   ------      ------   ------      ------    ------       ------    ------
     Total.................................     $  663   $  626      $15.73   $15.15      $1,969    $1,646       $16.18    $14.71
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

      Third-quarter 2004 full-cost DD&A expense of $295 million is $20 million higher than 2003, with approximately one-third ($7 million) of the increase attributable to volume growth. The 2004 expense is mainly comprised of the U.S., $131 million; Canada, $49 million; Egypt, $36 million; the North Sea, $36 million; Australia, $32 million; and China, $10 million. Third-quarter 2003 full-cost DD&A expense of $275 million is mainly comprised of the U.S., $135 million; Egypt, $41 million; Canada, $39 million; Australia, $30 million; the North Sea, $27 million; and China, $3 million.

      On a boe basis, our third-quarter 2004 full-cost DD&A rate of $7.00 is $.35 higher than the third-quarter 2003 rate. The rate increase is incremental over sequential quarters and only increased $.12 from the second quarter of 2004. The U.S. added $.23 to the third quarter rate compared to the same period last year on higher finding and future development costs. Canada added $.22 to the rate on higher finding costs. China, which had higher finding and development costs, added $.10 to the rate since initial production in the third quarter of 2003. Australia added $.05 to the rate. Egypt reduced the worldwide rate $.26, adding lower cost reserves, while the impact of the North Sea was negligible.

      Lease Operating Costs

      Third-quarter 2004 lease operating costs were $10 million higher than the third quarter of 2003 and increased $.15 per boe produced to $4.86 per boe.

      While third-quarter costs in the U.S. were down $1 million, the region added $.20 per boe to the consolidated rate. The increase in rate is associated with the Gulf of Mexico and is related to natural decline and the impact of Hurricane Ivan. Canada's costs were up $6 million on contract labor, lease rentals and other miscellaneous costs associated with an increase in activity and a higher well count. Canada added $.13 per boe to the consolidated rate. Egypt reduced the consolidated rate $.06 per boe on a 16 percent rise in production compared to a nine percent increase in associated cost. Approximately two-thirds of Egypt's production growth is related to natural gas, which is less expensive to produce. The North Sea reduced the worldwide consolidated rate $.11 per boe on a 37 percent increase in production compared to an eight percent increase in costs. Lifting cost in the North Sea is mostly comprised of fixed costs, which lowers the rate when spread over higher production levels.

      Lease operating costs for the 2004 nine-month period were $93 million higher than 2003, $72 million of which occurred in the first quarter of 2004. Comparability between the periods was affected by our April 2003 entrance into the North Sea, initial production in China which occurred in July 2003, and the 2003 BP and Shell acquisitions in the U.S. Our year-to-date rate of $4.99 per boe is $.38 higher than 2003, of which $.21 per boe is attributable to our U.S. operations and was driven by properties acquired from BP and Shell, which carry a higher rate per boe. Also, additional incentive compensation was recorded in the first quarter of 2004. Australia added $.06 per boe to the consolidated rate on flat costs and lower production. Canada added $.11 per boe for the reasons discussed above and the weaker U.S.-to-Canadian dollar exchange rate.

      Share Appreciation Plan - Lease Operating Costs

      These costs represent the portion of the 2000 Share Appreciation Plan expenses (see Note 6 of this Form 10-Q) attributed to personnel involved in lease operating activities.

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

      These costs totaled $21 million in the third quarter of 2004, up $4 million from the 2003 comparative quarter. For the 2004 nine-month period, these costs totaled $61 million compared to $44 million in 2003. The table below presents a comparison of these expenses.

                                                  FOR THE QUARTER ENDED      FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                  ---------------------      -------------------------
                                                   2004           2003        2004               2003
                                                  ------         ------      ------             ------
                                                                      (In millions)
U.S..........................................     $    7         $   6       $   22             $   16
Canada.......................................          8             7           22                 21
North Sea....................................          6             4           16                  7
China........................................          -             -            1                  -
                                                  ------         -----       ------             ------
Total Gathering and Transportation...........     $   21         $  17       $   61             $   44
                                                  ======         =====       ======             ======

      The higher cost in the U.S. is related to an increase in volumes transported under third-party transportation contracts and sold at specific delivery points in 2004, compared to the prior-year periods. Transportation cost in the North Sea increase in conjunction with higher production.

      Severance and Other Taxes

      Severance and other taxes are comprised primarily of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia, the Australian Petroleum Resource Rent Tax (PRRT), Australian excise taxes, the U.K. Petroleum Revenue Tax (PRT), the Canadian Large Corporation Tax, Saskatchewan Capital Tax, Saskatchewan Resource Surtax and Freehold Mineral Tax. Egyptian operations are not subject to these various taxes. During the second quarter of 2004, production from our Legendre field in Australia crossed a cumulative production threshold, triggering an excise tax.

      Third-quarter 2004 severance and other taxes totaled $47 million, $6 million more than the 2003 period. Year-to-date 2004 severance and other taxes totaled $78 million, $21 million, less than 2003. A detail of these taxes follows:

                                                  FOR THE QUARTER ENDED     FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                  ---------------------     -------------------------
                                                   2004           2003       2004               2003
                                                  ------         ------     ------             ------
                                                                     (In millions)
Severance taxes..............................     $  47          $   18     $  93              $   58
U.K. PRT.....................................        (5)             17       (35)                 23
Canadian taxes...............................         5               6        15                  14
Other........................................         -               -         5                   4
                                                  -----          ------     -----              ------
Total Severance and Other Taxes..............     $  47          $   41     $  78              $   99
                                                  =====          ======     =====              ======

      Virtually all of the increase in severance taxes is related to the Australian excise taxes previously mentioned in addition to the higher prices in 2004 compared to 2003. The U.K.'s PRT tax benefits reflect the impact from higher capital spending, compared to the prior year periods.

      General and Administrative Expense

      Third-quarter G&A costs of $35 million were flat to the comparable 2003 quarter, while costs for the nine-month period were $22 million above the 2003 period. Approximately $13 million of the additional expense incurred in the 2004 nine-month period is related to the impact on compensation programs of the rising price of Apache's common stock, and 2004 incentive compensation expense, as noted in our Forms 10-Q for the quarters ended March 31 and June 30, 2004. The impact from the higher stock price stems from Apache's decision, effective January 1, 2003, to expense stock-based compensation plans. The balance of the increase is related to the Company's decision to increase charitable contributions, expansion to support its gas marketing activities and its North Sea operations.

      Share Appreciation Plan - General and Administrative

      These costs represent the portion of the 2000 Share Appreciation Plan expenses (see Note 6 of this Form 10-Q) attributed to personnel involved in general corporate activities.

      China Litigation Provision

      Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (see
Note 11 of this Form 10-Q).

      Provision for Income Taxes

      Third-quarter 2004 income tax expense was $110 million more than the 2003 quarter, reflecting the impact from higher oil and gas production revenues. While our effective tax rate was flat quarter-to-quarter, both the 2004 and 2003 tax rates were impacted by additional deferred tax expense recognized on Canadian operations related to the weakening of the U.S. dollar relative to the Canadian dollar. For the nine-month period, 2004 income tax expense was $36 million more than the 2003 period for the reasons previously discussed.

OIL AND GAS CAPITAL EXPENDITURES

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               -------------------------
                                                                  2004          2003
                                                               -----------   -----------
                                                                     (In thousands)
Exploration and development:
    United States...........................................   $   602,526   $   318,490
    Canada..................................................       495,192       419,636
    Egypt...................................................       219,333       188,098
    Australia...............................................        97,445        87,544
    North Sea...............................................       220,644        23,189
    China...................................................        12,774        24,108
    Other International.....................................         1,098         3,890
                                                               -----------   -----------
                                                               $ 1,649,012   $ 1,064,955
                                                               ===========   ===========

Capitalized Interest........................................   $    38,951   $    38,072
                                                               ===========   ===========

Gas gathering, transmission and processing facilities.......   $    59,563   $    14,439
                                                               ===========   ===========

Acquisitions:
    Oil and gas properties..................................   $   490,832   $ 1,501,312
    Gas gathering, transmission and processing facilities...             -         5,484
                                                               -----------   -----------
                                                               $   490,832   $ 1,506,796
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

Net Cash Provided by Operating Activities

      Apache's net cash provided by operating activities during the nine months of 2004 totaled $2.3 billion, an increase of 12 percent from $2.1 billion in the first nine months of 2003. This increase generally reflects the impact of higher prices on oil and gas production revenues and higher production levels relative to the prior-year period.

LIQUIDITY

      The Company had $106 million in cash and cash equivalents on hand on September 30, 2004, up from $34 million on December 31, 2003. Apache's ratio of current assets to current liabilities on September 30, 2004 was 1.39 compared to
1.10 on December 31, 2003.

      Apache believes that cash on hand, net cash generated from operations, short-term investments, and unused committed borrowing capacity under its credit facilities will be adequate to satisfy future financial obligations and liquidity needs. In addition, Apache's strong credit ratings should facilitate continued access to capital markets. As of September 30, 2004, Apache's available borrowing capacity under its global credit facilities was $957 million.

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

Exploiting Existing Asset Base

      We seek to maximize the value of our existing asset base by increasing production and reserves while operating in the most cost efficient manner. In order to achieve these objectives, we actively pursue production enhancement opportunities such as workovers, recompletions and moderate risk drilling, while divesting marginal and non-strategic properties and identifying other activities to reduce costs. Given the significant acquisitions and discoveries over the last few years, including properties acquired from BP, Shell, ExxonMobil and Anadarko, we have an abundant inventory of exploitation opportunities.

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

      Apache generally sells its Egyptian crude oil and natural gas production to EGPC for U.S. dollars. Weak economic conditions in Egypt continue to impact the timeliness of receipts from EGPC; however, the average number of days past due is comparable to year-end 2003 and Apache continues to receive payments.

      The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference. Information about market risks for the quarter ended September 30, 2004 does not differ materially from the disclosure in our 2003 Form 10-K, except as noted below.

      The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 80 percent of the Company's debt. At September 30, 2004, total debt included $543 million of floating-rate debt. As a result, Apache's annual interest costs in 2004 will fluctuate based on short-term interest rates on approximately 20 percent of its total debt outstanding at September 30, 2004. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $260,000 per quarter.

      On September 30, 2004, the Company had open natural gas derivative positions with a fair value of $(72.8) million. A 10 percent increase in natural gas prices would change the fair value by $(40.8) million. A 10 percent decrease in prices would change the fair value by $39.8 million. The Company also had open oil derivative positions with a fair value of $(35.1) million on September 30, 2004. A 10 percent increase in crude oil prices would change the fair value by $(32.9) million. A 10 percent decrease in prices would change the fair value by $30.4 million. See Note 2 of this Form 10-Q for notional volumes associated with the Company's derivative contracts.

ITEM 4 - CONTROLS AND PROCEDURES

      G. Steven Farris, the Company's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company's disclosure controls were effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Effective July 1, 2004, the Company converted the accounting function for North Sea operations acquired in 2003 from an outsourced arrangement to in-house. No significant changes were made to internal controls over financial reporting during the quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although Apache may make use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices or a prolonged continuation of low prices, may adversely affect the Company's financial position, results of operations and cash flows.

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

                31.1 - Certification of Chief Executive Officer.

                31.2 - Certification of Chief Financial Officer.

                32.1 - Certification of Chief Executive Officer and Chief
                       Financial Officer.

        (b)     Reports filed on Form 8-K

                The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended September 30, 2004:

                Item 5 - Other Events - dated July 1, 2004, filed July 2, 2004

                An international arbitrator hearing the claims made by Texaco China, B.V., against Apache's subsidiaries Apache China Corporation LDC and Apache Bohai Corporation LDC, involving a 1998 farmout in Bohai Bay, People's Republic of China, issued an award against Apache China and Apache Bohai and in favor of Texaco China in the amount of $71 million, which includes interest. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache expects to pursue an appeal of the award in federal court.

                (See Note 11 of this Form 10-Q for updated information on this matter.)

                Item 5 - Other Events - dated August 20, 2004, filed August 20, 2004

                On August 20, 2004, Apache announced that it signed a definitive agreement to acquire all of Anadarko Petroleum Corporation's properties located on the Outer Continental Shelf of the Gulf of Mexico for $537 million, effective as of October 1, 2004. The acquisition includes 78 fields on 241 offshore blocks (approximately 693,000 net acres), including 93 undeveloped blocks and 112 platforms. Apache will operate 53 of the fields with 80 percent of the production and 85 percent of the net reserves. Apache will book proved reserves of approximately 61 million barrels of oil equivalent (MMboe) of which 51 percent is natural gas.

                Prior to the Apache transaction, Morgan Stanley Capital Group Inc. agreed to pay Anadarko $775 million to acquire an overriding royalty interest in 24 MMboe of lower-risk reserves estimated to be produced over the next four years. Apache will record a $99 million liability to reflect the future cost of producing and delivering the reserves to Morgan Stanley but will not book these reserves. Apache will book the remaining reserves at a lower cost per barrel equivalent and retains all of the potential upside from future exploration and development activities. Apache's share of the acquired production is estimated to average 50 million cubic feet of natural gas and 3,000 barrels of liquid hydrocarbons per day in the fourth quarter 2004.

                (See Note 1 of this Form 10-Q for updated information on this matter.)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              APACHE CORPORATION

Dated: November 8, 2004                       /s/ ROGER B. PLANK
                                              ---------------------------------
                                              Roger B. Plank
                                              Executive Vice President and
                                              Chief Financial Officer

Dated: November 8, 2004                       /s/ THOMAS L. MITCHELL
                                              ---------------------------------
                                              Thomas L. Mitchell
                                              Vice President and Controller
                                              (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibits
12.1 -       Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1 -       Certification of Chief Executive Officer.

31.2 -       Certification of Chief Financial Officer.

32.1 -       Certification of Chief Executive Officer and Chief Financial Officer.