Form 10-K
period 2004-12-31
APACHE CORP
filed 2005-03-16
CIK 6769

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004,
                                   OR

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
     Common Stock, $0.625 par value                New York Stock Exchange
                                                   Chicago Stock Exchange
                                                   NASDAQ National Market
     Preferred Stock Purchase Rights               New York Stock Exchange
                                                   Chicago Stock Exchange
    Apache Finance Canada Corporation              New York Stock Exchange
          7.75% Notes Due 2029
     Irrevocably and Unconditionally
    Guaranteed by Apache Corporation

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

     Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

Aggregate market value of the voting and non-voting common
  equity held by non-affiliates of registrant as of June 30,
  2004......................................................  $14,197,397,378
Number of shares of registrant's common stock outstanding as
  of February 28, 2005......................................      328,095,581

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to registrant's 2005 annual meeting of stockholders have been incorporated by reference into Part III hereof.


================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                PAGE
----                                                                ----
                                 PART I

  1.  BUSINESS....................................................    1
  2.  PROPERTIES..................................................    1
  3.  LEGAL PROCEEDINGS...........................................   16
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   16

                                PART II

  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS.........................................   16
  6.  SELECTED FINANCIAL DATA.....................................   17
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS...................................   17
 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
      RISK........................................................   44
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   46
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE....................................   46
 9A.  CONTROLS AND PROCEDURES.....................................   46
 9B.  OTHER INFORMATION...........................................   47

                                PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   47
 11.  EXECUTIVE COMPENSATION......................................   47
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT..................................................   47
 13.  CETAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   47
 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................   47

                                PART IV

 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
      8-K.........................................................   48

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

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, our exploration and production interests are focused in the Gulf of Mexico, the Gulf Coast, the Permian Basin, the Anadarko Basin and the Western Sedimentary Basin of Canada. Outside of North America we have exploration and production interests offshore and onshore Egypt, offshore Western Australia, offshore the United Kingdom in the North Sea (North Sea), offshore The People's Republic of China (China), and onshore Argentina. Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange (NYSE) since 1969, on the Chicago Stock Exchange
(CHX) since 1960, and on the NASDAQ National Market (NASDAQ) since January 2004. In June 2004, we filed certifications of our compliance with the listing standards of the NYSE and the NASDAQ, including our Chief Executive Officer's certification of compliance with the NYSE standards. Through our website, http://www.apachecorp.com, you can access electronic copies of the charters of the committees of our Board of Directors, other documents related to Apache's corporate governance, (including our Code of Business Conduct and Governance Principles) and documents Apache files with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to these reports. Included in our annual and quarterly reports are the certifications of our chief executive officer and our chief financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as practicable after filing with the SEC. You may also request printed copies of our committee charters or other governance documents by writing to our corporate secretary at the address on the cover of this report.

     We hold interests in many of our U.S., Canadian, and other International properties through operating subsidiaries, such as Apache Canada Ltd., DEK Energy Company (DEKALB), Apache Energy Limited (AEL), Apache International, Inc., and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. We treat all operations as one line of business.

     Throughout this report, per share results and share amounts have been adjusted for i) the 10 percent common stock dividend paid on January 21, 2002, to our shareholders of record on December 31, 2001, ii) the five percent common stock dividend paid on April 2, 2003, to our shareholders of record on March 12, 2003, and iii) the two-for-one stock split distributed on January 14, 2004, to our shareholders of record on December 31, 2003. The stock dividends and stock split reflect our board of directors' belief that we can reward our shareholders while remaining focused on our primary objective of building Apache to last by achieving profitable growth.

OUR GROWTH STRATEGY

     Building on Apache's first 50 years in business, our mission remains the same; to grow a significant and profitable company for the benefit of our shareholders. However, over the years our strategy for achieving profitable growth has evolved. Over the most recent decade Apache has been an active acquirer of properties, following up each one with proactive exploitation operations, including workovers, re-completions, and drilling, to increase production and reserves, as well as efforts to reduce costs per unit produced and enhance profitability. Also during the past decade, we added an international exploration component to our strategy, which exposed our shareholders to larger reserve targets and a greater ability to grow production and reserves through drilling. This strategy starts with strong operating capabilities in core areas where we obtain local expertise and, through active operations, can make a difference. In each of our core producing areas, we have built teams that have the technical knowledge, sense of urgency, and the desire to wring more out of Apache's assets. Our local expertise also provides an advantage in day-to-day operations and when acquisition opportunities arise in core areas. After an extensive bottom-up/top-down planning process, each operating area is given the autonomy necessary to make drilling and operating decisions and to act quickly. To foster predictable and generally consistent results, a numbers-intensive management and incentive system underscores high cash flow and rate-of-return targets. These and other goals are measured monthly and reviewed with senior management quarterly.

     We take a portfolio approach to the areas in which we drill in an effort to generate consistent, profitable growth. This approach provides diversity in terms of hydrocarbon mix (oil and gas), reserve life, geological risk and geographical location. In the U.S., our Gulf of Mexico operations generate substantial production and cash flow and excellent rates of return; however, with steep decline rates, offshore reserves are generally short lived and difficult to replace through drilling alone. Our Central region brings the balance of long-lived reserves and consistent drilling results. In general, the United States is mature, offering smaller reserve targets but presently, excellent prices and high margins. We seek to drill actively in the United States, but not to the extent of pursuing growth at any cost. Our future growth is more likely to be achieved in the U.S. through drilling and acquisitions, rather than through drilling activity alone.

     Our Canadian and other international operations provide a higher potential to grow through drilling. Canada, Australia, Egypt and, in the last year, the North Sea, all offer generally larger exploration reserve targets than those to which we are exposed in the United States. Also, Apache's operations in Egypt and Australia typically include large acreage positions with considerable running room when compared to the U.S., where there are more companies competing for acreage and drilling opportunities.

     Once established in a core area, Apache takes an active approach to drilling operations and supplements growth with occasional property acquisitions. While the incremental production and reserves from acquisitions are a key component in our evaluation of acquisitions, generally speaking, it is the exploitation opportunities associated with property acquisitions where we believe the greatest amount of value can be added and where the overall rate-of-return can be impacted most. Over the last decade, Apache has invested a little more than a dollar in drilling and exploitation operations for every dollar invested in acquisitions. The objective is to increase reserves and production on all properties, thereby lowering costs per unit, and increasing overall profitability.

     In the North Sea, for example, an active drilling and exploitation campaign since acquiring the Forties Field in April 2003 enabled us to drive fourth-quarter 2004 average daily production up to 61,680 barrels of oil from 40,950 barrels per day in the fourth quarter of 2003. This 50 percent increase in production spread operating costs over a greater production base, driving costs per unit down and profit margins up.

     For 2005, we plan on another active year of drilling. Because we revise our capital expenditure estimates frequently throughout the year based on industry conditions and results to date, accurately projecting annual capital expenditures is difficult at best. However, our preliminary estimate of 2005 capital expenditures is in excess of $2.5 billion. While we do not budget for acquisitions because their timing is unpredictable, we continue to look for acquisition properties where we believe we can add value and earn adequate rates of return. Because we have maintained our financial flexibility (our year-end ratio of debt-to-capitalization was 24 percent), we are in a good position to take advantage of acquisition opportunities should they arise.

     Apache has grown production 25 of the last 26 years and reserves for 19 consecutive years in varying industry environments. We are fortunate to have evolved to the point where we believe we have the necessary ingredients to continue growing over time through drilling, acquisition or both.

OPERATING HIGHLIGHTS

     We currently have interests in seven countries: the United States, Canada, Egypt, Australia, the United Kingdom, China, and Argentina. Our reportable segments are the United States, Canada, Egypt, Australia, North Sea, and Other International. In the U.S., our exploration and production activities are divided into two regions: Gulf Coast and Central. At year-end, approximately 70 percent of our estimated proved reserves were located in North America. Outside North America, our exploration and production activities are focused primarily in Egypt, the North Sea, and Australia. Additionally, we have had production from our interests in China for over a year, and have a small production interest in Argentina.

     The following table sets out a brief comparative summary of certain key 2004 data for each area. More detailed information regarding the natural gas, oil, and natural gas liquids (NGLs) production and average prices received in our core geographic areas for 2004, 2003, and 2002 is available later in this section under Production, Pricing and Lease Operating Cost Data with further discussion and analysis in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. In addition, for information concerning the amount of revenue, expenses, operating income
(loss) and total assets attributable to each of the reportable segments, see
Note 14, Supplemental Oil and Gas Disclosures (Unaudited), and Note 13, Business Segment Information of Item 15 in this Form 10-K. For information regarding Oil and Gas Capital Expenditures for each of the last three years, see Item 7, Management's Discussion of Analysis of Financial Condition and Results of Operations, "Capital Resources and Liquidity" in this Form 10-K.

                                                         12/31/04    PERCENTAGE                  2004
                                            2004        ESTIMATED     OF TOTAL      2004      GROSS NEW
                              2004       PRODUCTION       PROVED     ESTIMATED    GROSS NEW   PRODUCTIVE
                           PRODUCTION      REVENUE       RESERVES      PROVED       WELLS       WELLS
                           (IN MMBOE)   (IN MILLIONS)   (IN MMBOE)    RESERVES     DRILLED     DRILLED
                           ----------   -------------   ----------   ----------   ---------   ----------
Region/Country:

Gulf Coast...............     47.2        $1,658.7          407         21.0%         133         106
Central..................     20.1           673.4          452         23.3%         283         268
                             -----        --------        -----        -----        -----       -----
  Total U.S..............     67.3         2,332.1          859         44.3%         416         374
                             -----        --------        -----        -----        -----       -----
Canada...................     30.2         1,014.1          489         25.3%       1,313       1,211
                             -----        --------        -----        -----        -----       -----
  Total North America....     97.5         3,346.2        1,348         69.6%       1,729       1,585
                             -----        --------        -----        -----        -----       -----
Egypt....................     27.5           932.8          234         12.1%         116         103
Australia................     16.4           458.0          170          8.8%          31          16
United Kingdom...........     19.5           472.1          175          9.0%          17          12
China....................      2.8            91.2            8           .4%          16          15
Argentina................       .4             7.7            2           .1%           4           4
                             -----        --------        -----        -----        -----       -----
  Total International....     66.6         1,961.8          589         30.4%         184         150
                             -----        --------        -----        -----        -----       -----
  Total..................    164.1        $5,308.0        1,937        100.0%       1,913       1,735
                             =====        ========        =====        =====        =====       =====

     THE FOLLOWING DISCUSSIONS INCLUDE REFERENCES TO OUR PLANS FOR 2005. THESE ONLY REPRESENT INITIAL ESTIMATES AND COULD VARY SIGNIFICANTLY FROM ACTUAL RESULTS. IN RECENT YEARS, THERE HAVE BEEN LARGE DIFFERENCES BETWEEN OUR CAPITAL EXPENDITURE FORECASTS AND OUR ACTUAL ACTIVITY. DURING THE YEAR, WE ROUTINELY ADJUST OUR LEVEL OF SPENDING BASED ON SUCCESS AND CHANGING INDUSTRY CONDITIONS.

UNITED STATES

     Gulf Coast -- The Gulf Coast region comprises our interests in and along the Gulf of Mexico, primarily in the areas in and offshore Louisiana and Texas. Apache is the largest acreage holder and the second largest producer in Gulf waters less than 1,200 feet deep. In 2004 and 2003, the Gulf Coast was our leading region for both production volumes and revenues. This region performed 452 workover and recompletion operations during 2004 and completed 106 out of 133 total wells drilled. As of year-end 2004, Gulf Coast accounted for 21 percent of our estimated proved reserves. Although actual annual capital expenditures may change considerably in 2005, we currently estimate spending approximately $600 million to drill around 120 wells and to continue our production enhancement and exploitation programs with a focus on properties acquired from Anadarko Petroleum (Anadarko) in 2004 and BP p.l.c. (BP) and Shell Exploration and Production Company (Shell) in 2003. See Note 2, Acquisitions and Divestitures of Item 15 in this Form 10-K for detailed discussion of acquisitions.

     Central -- The Central Region includes assets in the Permian Basin of West Texas and New Mexico, East Texas, and the Anadarko Basin of western Oklahoma, where the Company got its start 50 years ago. At year-end 2004, the Central region accounted for approximately 23 percent of our estimated proved reserves, the second largest in the Company. The Central Region's estimated proved reserves increased 20 percent in 2004 through acquisitions, the most significant being the Exxon Mobil Corporation (ExxonMobil) transaction, discussed later in this section, and the most active drilling year in the region's history. During 2004, we participated in 283 wells, 268 of which were completed as productive. Apache performed 367 workovers and recompletions in the region during the year. Although actual annual capital expenditures may change considerably, in 2005, we currently estimate spending approximately $300 million drilling 200-plus wells spread among the newly acquired properties and our sizable acreage base in the Anadarko Basin and to continue our production enhancement programs.

     Marketing -- The Company began directly marketing its own U.S. natural gas production in July 2003. Our objective is to reduce our dependence on middlemen by taking control of our marketing activities in an effort to enhance the value of our natural gas sales by diversifying our customer base and optimizing transportation arrangements. The flexibility to transport our gas from the wellhead has provided us access to new markets as our customers now include Local Distribution Companies (LDCs), utilities, end-users, integrated majors and to a lesser extent, marketers. We manage the sales risk associated with our natural gas production fluctuations by selling a portion of our production into the daily market. We manage our credit risk by selling to creditworthy customers, monitoring our credit exposure daily and making adjustments as needed. Prior to July 2003, Apache sold most of its U.S. natural gas production to Cinergy Marketing and Trading, LLC (Cinergy), under a long-term gas purchase agreement. The prices received for our gas production under this agreement were based on a published index. See Note 12, Transactions with Related Parties and Major Customers of Item 15 in this Form 10-K.

     Several years ago, we locked in fixed prices on a portion of our U.S. future natural gas production using long-term, fixed-price physical contracts. These contracts, which represented approximately nine percent of our 2004 domestic natural gas production, will expire in 2005 through 2008. The contracts provide protection to the Company's cash flows in the event of decreasing natural gas prices. See Item 7a, Quantitative and Qualitative Disclosures about Market Risk "Commodity Risk" in this Form 10-K.

     In general, most of our gas is being sold on a monthly basis at either monthly or daily market prices. In an effort to increase our sales to direct users of natural gas and meet the needs of our customers, we also periodically sell some of our gas under long-term contracts at prices that fluctuate with market conditions. Our relationships with the LDCs and direct users of natural gas continue to be an important focus of our marketing efforts.

     We market our own U.S. crude oil to integrated majors, marketers and refiners. Contracts are generally 30 days and renew automatically until canceled. These oil contracts generally provide for sales at prices that change with daily market conditions.

CANADA

     Overview -- Our exploration and development activity in the Canadian region is concentrated in the Provinces of Alberta, British Columbia, Saskatchewan and the Northwest Territories. The region comprises 25 percent of our estimated proved reserves, the largest in the Company. We hold over 4.8 million net acres in Canada, the largest of the North American regions. Canada was our most active drilling area in 2004, with Apache participating in 1,313 gross wells, approximately 75 percent of which were shallow development wells. We completed 1,211 as producers and conducted 1,095 workover and recompletion projects.

     Apache acquired four packages totaling 382,000 acres in a farmout from ExxonMobil in the third quarter of 2004. Apache is planning to drill at least 250 wells over a two-year period which began in October 2004, with an opportunity for further drilling in the third year. Apache earns its interest section by section, and the Company is off to a fast start with 50 wells drilled on this acreage in the fourth quarter of 2004 and a similar number estimated for the first quarter of 2005. The new acreage fits well with Apache's asset portfolio in Canada, which comprises large acreage plays with high working interest ownership -- fields such as Hatton, Provost and Nevis. Apache is also targeting those same areas for coalbed methane (CBM) and in the process has emerged as the nation's largest producer of CBM. The North and South Grant Lands in the ExxonMobil farmout provide additional CBM potential. Although actual annual capital expenditures may change considerably with industry conditions and results, we currently estimate spending approximately $600 million drilling around 1,000 wells, continuing our exploration and exploitation program and developing our gas processing infrastructure.

     Marketing -- Our Canadian natural gas sales include sales to LDCs, utilities, end-users, integrated majors, supply aggregators and marketers in the United States and Canada. With the expansion of pipeline transport capacity out of Canada in recent years, Canadian prices have become more closely correlated with United States prices. To diversify our market exposure and optimize pricing differences in the U.S. and Canada, we transport natural gas via our firm transportation contracts to California, the Chicago area, and eastern Canada. We currently have a limited number of longer term commitments to sell gas into either the United States or eastern Canada, but the volumes are relatively small and none of the terms extends beyond 2011. The prices we receive under these contracts fluctuate monthly with market indices. The remainder, which represents over 95 percent of our Canadian natural gas production, is sold on a monthly basis at either monthly or daily market prices.

     Our Canadian crude oil is primarily sold to refiners, integrated majors and marketers. To increase the market value of our condensate and heavier crudes, our condensate is either used or sold for blending purposes. All our NGLs are sold to midstream companies. We sell our crude and NGLs on Canadian Postings which are market reflective prices that depend on worldwide crude prices and are adjusted for transportation and quality. In order to reach more purchasers and diversify our market, we transport crude on 12 pipelines to the major trading hubs within Alberta, Saskatchewan and Manitoba.

EGYPT

     Overview -- In Egypt, our operations are generally conducted pursuant to production sharing contracts under which contractor partners pay all operating and capital expenditure costs for exploration and development. A percentage of the production, usually up to 40 percent, is available to the contractor group to recover operating and capital expenditure costs. In general, the balance of the production is allocated between the contractor group and the Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis. Apache is the largest leaseholder and the most active driller in the Western Desert. Egypt is the country with our largest single acreage position where as of December 31, 2004, we held over 8.5 million net acres in 14 concessions, including four concessions in the Western Desert that were awarded in 2004 and are scheduled for parliamentary approval in the first half of 2005. Development leases within concessions generally have 25-year lives with extensions possible for additional commercial discoveries, or on a negotiated basis. Apache is the largest producer of liquid hydrocarbons and the second largest producer of natural gas in the Western Desert. Egypt accounted for approximately 18 percent of Apache's production revenues on 16 percent of total production for the year and accounted for 12 percent of total estimated proved reserves at December 31, 2004. Apache had an active drilling program in Egypt, completing 103 of 116 gross wells, for a success rate of 88 percent. Although actual annual capital expenditures may change considerably with industry conditions and success, we currently plan to spend approximately $500 million in 2005 on approximately 130 exploration, development and appraisal wells and installing and upgrading production facilities.

     Marketing -- Historically, we and our partners have sold our natural gas production to EGPC pursuant to 25-year take-or-pay contracts. Pricing under these contracts is based on the energy equivalent of 85 percent of Gulf of Suez Blend crude oil. Beginning in 2000, EGPC introduced an alternative gas pricing formula for certain quantities of gas purchased by them. This Industry Pricing is a sliding scale based on Dated-Brent crude oil with a minimum of $1.50 per MMbtu and a maximum of $2.65 per MMbtu upon reaching a Dated-Brent price of $21.00 per barrel. We previously entered into new gas sales contracts containing Industry Pricing at our Matruh, Ras Kanayes, Ras El Hekma, and Akik development leases. In 2004, we entered into four new gas sales agreements containing Industry Pricing. Those gas sales agreements relate to the Qasr, Imhotep, North East Abu Gharadig and Atoun development leases. Additionally, in exchange for extension of the Khalda Concession lease, a further amendment to the Khalda Concession Agreement was executed in July 2004 whereby the old gas price formula based on Gulf of Suez Blend, was preserved until 2013 for up to 100 MMcf/d produced from the South Umbarka Concession and the Khalda, Khalda West, Salam and Tarek development leases. Volumes above 100 MMcf/d from those areas are priced at Industry Pricing. The Btu factor for our Egyptian gas generally ranges from 1,100 to 1,300 Btu per Mcf.

     Production from our recently discovered Qasr field will be sold under the terms of a 25-year Gas Sales Agreement with EGPC, signed April 22, 2004, and covering up to 2.1 Tcf of natural gas. Principle terms include supplying up to 300 MMcf/d to the Egyptian market. Pricing under the Agreement will be according to Industry Pricing described above.

     Finally, a December 11, 2003, Memorandum of Understanding (MOU) for a Gas Sales Agreement, Field Development Plan and Deepwater Development Lease for a minimum of 2.7 Tcf of natural gas over 25 years from our deepwater interests in the West Mediterranean Concession was extended to a current expiration date of March 31, 2005, and is expected to be extended again. Reserve recognition and proper scaling of the significant future development infrastructure (currently estimated at over $800 million gross) are pending negotiation and completion of the final sales agreement with EGPC and resolution in delays of certain payments by EGPC.

     In Egypt, oil from the Khalda Concession is generally sold directly into the Egyptian oil pipeline grid. Oil from the Qarun Concession and other nearby Western Desert blocks is delivered by pipeline to tanks at the Dashour tank farm northeast of the Qarun Block. In Egypt, most of our oil production is presently sold to EGPC on a spot basis at a "Western Desert" price (indexed to Brent Crude
Oil). In 2004, we exported our inaugural three cargoes (approximately 960,000 barrels) of Western Desert crude oil from the El Hamra terminal to refiners in the Mediterranean. These export cargoes were sold at market prices comparable to domestic sales to EGPC. Additional export sales from both the Khalda and Qarun areas have continued in 2005.

     Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations "Critical Accounting Policies and Estimates, Allowance for Doubtful Accounts" in this Form 10-K for a discussion of our Egyptian receivables.

AUSTRALIA

     Overview -- Our exploration activity in Australia is focused in the offshore Carnarvon, Gippsland, and Perth Basins where Apache holds 5.3 million net acres in 29 Exploration Permits, 10 Production Licenses, and five Retention Leases. Production operations are concentrated in the Carnarvon Basin with 10 Production Licenses, nine of which are operated by Apache. In 2004, we produced
16.4 MMboe in Australia (10 percent of our total production) generating $458 million of production revenues. During the year we participated in drilling 31 wells; 22 exploration and nine development wells. Nine of the exploration wells and seven of the development wells were productive for an overall 52 percent success rate.

     Australian region exploration successes included 2004 discoveries at Stickle and Harrison in the Exmouth sub-basin. We also had a substantial appraisal program with five productive wells. On the development side, three new fields commenced production in 2004 including the Linda gas field in April, and the Gudrun and Monet oil fields in February and June, respectively. Apache owns a 68.5 percent working and revenue interest in all three developments.

     First production from the John Brookes gas development is scheduled for the third quarter of 2005 at an average projected rate of 60 MMcf of gas and 360 barrels of condensate per day net to Apache's 55 percent interest. Key factors for continuing success in 2005 will be maintaining oil production, increasing gas production to fulfill the requirements of two new gas contracts and continued success in our exploration program. Although actual annual capital expenditures may change considerably with industry conditions and success, we currently estimate spending approximately $300 million for around 60 exploration, appraisal and development wells, and various new facilities and facility upgrades in 2005.

     Marketing -- In Australia during 2004, we agreed to terms on four new gas sales contracts, increased our reserve commitment in two active contracts, and formalized an agreement to increase 2005 daily rates into two other active contracts. In aggregate, we committed an additional 130 Bcf of gas (gross) for delivery. Under the largest new contract, we will supply more than 77 Bcf of gas (gross) over a 10-year period commencing July

2005. As of December 31, 2004, Apache had a total of 27 active gas contracts with expiration dates ranging from 2005 to 2026.

     Apache's net sales during 2005 are expected to climb with the initiation of delivery into the Burrup Fertilizer contract at a net rate of 47 MMcf of gas per day. Generally, natural gas is sold in Western Australia under long-term, fixed-price contracts, many of which contain price escalation clauses based on the Australian consumer price index. Apache realized an average price of US$1.65 per Mcf for gas sold in Australia in 2004.

     We continue to export all of our crude oil production into the international market at prices which fluctuate with world market conditions.

NORTH SEA

     Overview -- In 2003, we established a new core area in the North Sea with our acquisition of the Forties Field. First discovered in 1970, the Forties has been one of the most productive fields in the North Sea. In 2004, the region generated $472 million of production revenue, averaged 53,000 b/d of production and accounted for nine percent of our year-end estimated proved reserves. Although actual annual capital expenditures may change considerably with industry conditions and success, we currently estimate spending approximately $400 million on 20 wells and continuation of facility upgrades to increase the overall efficiency of the platforms.

     Marketing -- Concurrent with the acquisition of the North Sea properties, the Company entered into a separate crude oil physical sales contract with BP. The contract provided for BP to market all of the Company's equity crude oil through December 31, 2004. A portion of the crude oil (25,000 b/d through January 31, 2004 and 40,000 b/d for the remainder of the term) was sold at fixed prices. The balance of the crude oil was sold at prevailing market prices. Beginning in 2005, the Company entered into two new term contracts for the physical sale of our crude at prevailing market prices, which fluctuate with market conditions. In addition to receiving a higher value than Dated-Brent for the Forties production, we also receive a premium for committing to a longer term sales agreement.

OTHER INTERNATIONAL

     We have exploration and production interests offshore China and in Argentina. During 2003, we ceased operations in Poland.

     In August 2003, first production came on stream from our interests in the Zhao Dong block in Bohai Bay, China. We are the operator, with a 24.5 percent interest, of the Zhao Dong Block pursuant to a production sharing contract through 2023. Fourth quarter 2004 average net production of 9,000 barrels per day was about 13 percent higher than the comparable prior-year period. In 2004, our Chinese interests produced $91 million of production revenue from over 2.8 MMbbls of production. Since production began, our portion of the production has been exported to international markets at prevailing market prices. Beginning in March 2005, we will sell our equity crude oil into the domestic Chinese market, pursuant to term contracts at market prices for oil imported into China. Although actual capital expenditures may change considerably with industry conditions and success, we currently estimate spending approximately $20 million on new wells, recompletions and facility upgrades during 2005.

     In 2001, we acquired exploration and production assets from Fletcher Challenge and Anadarko in Argentina. After these transactions, we hold interests in a small number of blocks in Argentina's Neuquen Basin. We are the operator with a 100 percent interest in two blocks and hold smaller interests in three non-operated blocks. For 2004, these interests represented under one percent of our estimated proved reserves and generated small amounts of production and revenue. All of our production is currently sold under term arrangements into the domestic market under prevailing market prices which are subject to regulatory caps. Our total net acreage position in Argentina is 321,000 developed acres at December 31, 2004. Although actual capital expenditures may change considerably with industry conditions and success, we currently estimate spending approximately $20 million to drill new wells in Argentina.

SIGNIFICANT ACQUISITIONS

ACQUISITION FROM ANADARKO

     On August 20, 2004, Apache signed a definitive agreement to acquire all of Anadarko's Gulf of Mexico-Outer Continental Shelf properties (excluding certain deepwater properties) for $537 million, subject to normal post-closing adjustments, including preferential rights. The transaction was effective as of October 1, 2004, and included interests in 74 fields covering 232 offshore blocks (approximately 664,000 acres) and 104 platforms. Eighty-nine of the blocks were undeveloped at the time of the acquisition. Apache operates 49 of the fields comprising approximately 70 percent of the production. Prior to Apache's purchase from Anadarko, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Anadarko $646 million to acquire an overriding royalty interest in these properties. For a complete discussion of this transaction, please refer to
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations "Acquisitions and Divestitures" and Note 2, Acquisitions and Divestitures of Item 15 in this Form 10-K.

ACQUISITION FROM EXXONMOBIL

     During the third quarter of 2004, Apache entered into separate arrangements with ExxonMobil that provided for property transfers and joint operating and exploration activity across a broad range of prospective and mature properties in (1) Western Canada, (2) West Texas and New Mexico, and (3) onshore Louisiana and the Gulf of Mexico-Outer Continental Shelf. Apache's participation included cash payments of approximately $347 million, subject to normal post closing adjustments. For a complete discussion of this transaction, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations, Acquisitions and Divestitures" and Note 2, Acquisitions and Divestitures of Item 15 in this Form 10-K.

DRILLING STATISTICS

     Worldwide, in 2004, we participated in drilling 1,913 gross wells, with 1,735 (90.7 percent) completed as producers. We also performed over 1,836 workovers and recompletions during the year. Historically, our drilling activities in the U.S. generally concentrate on exploitation and extension of existing, producing fields rather than exploration. As a general matter, our operations outside of the U.S. focus on a mix of exploration and exploitation wells. In addition to our completed wells, at year-end several wells had not yet reached completion: 21 in the U.S. (12.88 net); six in Canada (six net); 14 in Egypt (12.98 net); one in Australia (0.6 net); and two in Argentina (two net).

     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

                                NET EXPLORATORY              NET DEVELOPMENT                TOTAL NET WELLS
                           -------------------------   ----------------------------   ----------------------------
                           PRODUCTIVE   DRY    TOTAL   PRODUCTIVE    DRY     TOTAL    PRODUCTIVE    DRY     TOTAL
                           ----------   ----   -----   ----------   -----   -------   ----------   -----   -------
2004

United States............      3.3       3.5     6.8      202.8      24.2     227.0      206.1      27.7     233.8
Canada...................      6.7       9.3    16.0    1,102.3      84.2   1,186.5    1,109.0      93.5   1,202.5
Egypt....................      9.5       6.5    16.0       91.5       4.5      96.0      101.0      11.0     112.0
Australia................      4.0       7.5    11.5        3.4       1.2       4.6        7.4       8.7      16.1
North Sea................       --       1.0     1.0       11.7       3.9      15.6       11.7       4.9      16.6
China....................       --        --      --        3.7        .3       4.0        3.7        .3       4.0
Argentina................       --        --      --        1.2        --       1.2        1.2        --       1.2
                              ----      ----   -----    -------     -----   -------    -------     -----   -------
       Total.............     23.5      27.8    51.3    1,416.6     118.3   1,534.9    1,440.1     146.1   1,586.2
                              ====      ====   =====    =======     =====   =======    =======     =====   =======

2003

United States............      2.2        --     2.2      133.6      18.3     151.9      135.8      18.3     154.1
Canada...................     57.3      25.3    82.6      742.8      34.8     777.6      800.1      60.1     860.2
Egypt....................     15.5       5.2    20.7       76.2       6.0      82.2       91.7      11.2     102.9
Australia................      8.4      10.8    19.2        2.3        --       2.3       10.7      10.8      21.5
North Sea................       --        --      --         --        --        --         --        --        --
China....................       --        --      --        6.1        --       6.1        6.1        --       6.1
Other International......       --        .6      .6         .3        --        .3         .3        .6        .9
                              ----      ----   -----    -------     -----   -------    -------     -----   -------
       Total.............     83.4      41.9   125.3      961.3      59.1   1,020.4    1,044.7     101.0   1,145.7
                              ====      ====   =====    =======     =====   =======    =======     =====   =======

2002

United States............      3.0       3.5     6.5       92.8      17.1     109.9       95.8      20.6     116.4
Canada...................     25.9      10.1    36.0      714.2      20.4     734.6      740.1      30.5     770.6
Egypt....................      7.7       7.0    14.7       32.3       6.0      38.3       40.0      13.0      53.0
Australia................      6.3       7.6    13.9        1.3        --       1.3        7.6       7.6      15.2
Other International......       --        --      --         --        --        --         --        --        --
                              ----      ----   -----    -------     -----   -------    -------     -----   -------
       Total.............     42.9      28.2    71.1      840.6      43.5     884.1      883.5      71.7     955.2
                              ====      ====   =====    =======     =====   =======    =======     =====   =======

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2004, is set forth below:

                                                         GAS               OIL               TOTAL
                                                   ---------------    --------------    ----------------
                                                   GROSS      NET     GROSS     NET     GROSS      NET
                                                   ------    -----    -----    -----    ------    ------
Gulf Coast.....................................     1,161      831    1,158      790     2,319     1,621
Central........................................     2,635    1,350    4,907    2,882     7,542     4,232
Canada.........................................     6,169    5,363    2,298      945     8,467     6,308
Egypt..........................................        28       27      300      287       328       314
Australia......................................         7        5       41       22        48        27
North Sea......................................        --       --       60       58        60        58
China..........................................        --       --       20        5        20         5
Argentina......................................        20        6       39       24        59        30
                                                   ------    -----    -----    -----    ------    ------
       Total...................................    10,020    7,582    8,823    5,013    18,843    12,595
                                                   ======    =====    =====    =====    ======    ======

PRODUCTION, PRICING AND LEASE OPERATING COST DATA

     The following table describes, for each of the last three fiscal years, oil, NGLs and gas production, average lease operating costs and average sales prices for each of the countries where we have operations.

                                 PRODUCTION              AVERAGE             AVERAGE SALES PRICE
                         ---------------------------      LEASE       ---------------------------------
                           OIL      NGLS       GAS      OPERATING        OIL        NGLS         GAS
YEAR ENDED DECEMBER 31,  (MBBLS)   (MBBLS)   (MMCF)    COST PER BOE   (PER BBL)   (PER BBL)   (PER MCF)
-----------------------  -------   -------   -------   ------------   ---------   ---------   ---------
2004
United States..........  24,841     3,026    236,663      $6.53        $38.75      $26.66       $5.45
Canada.................   9,262       947    119,669       6.49         38.57       24.44        5.30
Egypt..................  19,099        --     50,412       3.37         37.35          --        4.35
Australia..............   9,214        --     43,227       7.11         41.96          --        1.65
North Sea..............  19,338        --        684       4.22         24.22          --        5.53
China..................   2,775        --         --       3.89         32.88          --          --
Argentina..............     207        --      1,394       6.46         32.89          --         .65
                         ------     -----    -------      -----        ------      ------       -----
     Total.............  84,736     3,973    452,049      $5.73        $35.24      $26.13       $4.91
                         ======     =====    =======      =====        ======      ======       =====
2003
United States..........  25,332     2,766    242,782      $5.14        $27.48      $21.70       $5.22
Canada.................   9,205       571    116,263       5.41         29.06       19.25        4.69
Egypt..................  17,356        --     41,447       3.40         27.64          --        4.18
Australia..............  11,165        --     40,537       4.05         29.87          --        1.44
North Sea..............  10,680        --        626      11.94         25.40          --        2.77
China..................   1,019        --         --       5.18         26.33          --          --
Argentina..............     211        --      2,607       5.76         29.23          --         .47
                         ------     -----    -------      -----        ------      ------       -----
     Total.............  74,968     3,337    444,262      $5.27        $27.76      $21.28       $4.61
                         ======     =====    =======      =====        ======      ======       =====
2002
United States..........  19,348     2,442    183,708      $5.21        $25.31      $15.29       $3.15
Canada.................   9,205       641    120,210       3.83         23.46       12.41        2.74
Egypt..................  15,977        --     44,769       2.95         24.65          --        3.71
Australia..............  11,082        --     42,998       3.06         25.17          --        1.28
Other International....     225        --      2,656       2.58         23.90          --         .42
                         ------     -----    -------      -----        ------      ------       -----
     Total.............  55,837     3,083    394,341      $4.12        $24.78      $14.69       $2.87
                         ======     =====    =======      =====        ======      ======       =====

GROSS AND NET UNDEVELOPED AND DEVELOPED ACREAGE

     The following table sets out our gross and net acreage position in each country where we have operations.

                                                   UNDEVELOPED ACREAGE       DEVELOPED ACREAGE
                                                 -----------------------   ---------------------
                                                   GROSS         NET         GROSS        NET
                                                   ACRES        ACRES        ACRES       ACRES
                                                 ----------   ----------   ---------   ---------
United States..................................   1,752,700    1,110,449   2,953,594   1,757,512
Canada.........................................   3,857,522    2,833,499   2,737,015   1,998,702
Egypt..........................................  12,998,891    7,283,878   1,304,750   1,219,328
North Sea......................................     564,845      433,485      29,924      28,579
Australia......................................   9,273,720    4,983,840     527,450     307,290
China..........................................         840          206       5,911       1,448
Poland.........................................     473,469      355,252          --          --
Argentina......................................          --           --     500,549     321,231
                                                 ----------   ----------   ---------   ---------
     Total Company.............................  28,921,987   17,000,609   8,059,193   5,634,090
                                                 ==========   ==========   =========   =========

     Apache's operations in Poland ceased in 2003 and remaining acreage was fully relinquished in early 2005.

ESTIMATED PROVED RESERVES AND FUTURE NET CASH FLOWS

     As of December 31, 2004, Apache had total estimated proved reserves of 932 MMbbls of crude oil, condensate and NGLs and 6.0 Tcf of natural gas. Combined, these total estimated proved reserves are equivalent to 1.94 billion barrels of oil equivalent or 11.6 Tcf of natural gas. The company's estimated reserves grew for the 19th consecutive year.

     The Company's estimates of proved reserves and proved developed reserves as of December 31, 2004, 2003, and 2002, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from estimated proved reserves are contained in
Note 14, Supplemental Oil and Gas Disclosures (Unaudited) of Item 15 in this Form 10-K. These estimated future net cash flows are based on prices on the last day of the year and are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 69, "Disclosures about Oil and Gas Producing Activities." Disclosure of this value and related reserves has been prepared in accordance with SEC Regulation S-X Rule 4-10.

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserve estimates are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an active, improved recovery program in the reservoir provides support for the engineering analysis on which the project or program is based. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

     Apache emphasizes that its reported reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually, and revised either upward or downward, as warranted by additional performance data.

     Apache's proved reserves are estimated at the property level and compiled for reporting purposes by a centralized group of experienced reservoir engineers who are independent of the operating groups. These engineers interact with engineering and geoscience personnel in each of Apache's operating areas and with accounting and marketing employees to obtain the necessary data for projecting future production, costs, net revenues and ultimate recoverable reserves. Reserves are reviewed internally with senior management and presented to the board of directors in summary form on a quarterly basis. Annually, each property is reviewed in detail by our centralized and operating region engineers to insure forecasts of operating expenses, netback prices, production trends and development timing are reasonable.

     We engage Ryder Scott Company, L.P. Petroleum Consultants as independent petroleum engineers, to review our estimates of proved hydrocarbon liquid and gas reserves and provide an opinion letter on the reasonableness of Apache's internal projections. During this review, they prepare independent projections for each reviewed property and determine if the Company's estimates are within engineering tolerance by geographical area. The independent reviews typically cover a large percentage of major value fields, international properties and new wells drilled during the year. During 2004, 2003, and 2002, their review covered 79, 78 and 68 percent of the Apache's estimated reserve value, respectively.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

     Our business activities and the value of our securities are subject to significant hazards and risks, including those described below. If any of such events should occur, our business, financial condition, liquidity and/or results of operations could be materially harmed, and holders and purchasers of our securities could lose part or all of their investments. Additional risks relating to our securities may be included in the prospectuses for securities we issue in the future.

OUR PROFITABILITY IS HIGHLY DEPENDENT ON THE PRICES OF CRUDE OIL, NATURAL GAS AND NATURAL GAS LIQUIDS, WHICH HAVE HISTORICALLY BEEN VERY VOLATILE

     Our estimated proved reserves, revenues, profitability, operating cash flows and future rate of growth are highly dependent on the prices of crude oil, natural gas and NGLs, which are affected by numerous factors beyond our control. Historically these prices have been very volatile. A significant downward trend in commodity prices would have a material adverse effect on our revenues, profitability and cash flow and could result in a reduction in the carrying value of our oil and gas properties and the amounts of our estimated proved oil and gas reserves.

OUR COMMODITY HEDGING MAY PREVENT US FROM BENEFITING FULLY FROM PRICE INCREASES AND MAY EXPOSE US TO OTHER RISKS

     To the extent that we engage in hedging activities to protect ourselves from commodity price volatility, we may be prevented from realizing the benefits of price increases above the levels of the hedges.

ACQUISITIONS OR DISCOVERIES OF ADDITIONAL RESERVES ARE NEEDED TO AVOID A MATERIAL DECLINE IN RESERVES AND PRODUCTION

     The rate of production from oil and gas properties generally declines as reserves are depleted. Except to the extent that we acquire additional properties containing estimated proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones, secondary recovery reserves or tertiary recovery reserves, our estimated proved reserves will decline materially as reserves are produced. Future oil and gas production is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves.

OUR DRILLING ACTIVITIES MAY NOT BE PRODUCTIVE

     Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

     - unexpected drilling conditions;

     - pressure or irregularities in formations;

     - equipment failures or accidents;

     - fires, explosions, blow-outs and surface cratering;

     - marine risks such as capsizing, collisions and hurricanes;

     - other adverse weather conditions; and

     - shortages or delays in the delivery of equipment.

     Certain future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

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

WE ARE SUBJECT TO DOMESTIC GOVERNMENTAL RISKS THAT MAY IMPACT OUR OPERATIONS

     Our domestic operations have been, and at times in the future may be, affected by political developments and by federal, state and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price controls and environmental protection laws and regulations.

GLOBAL POLITICAL AND ECONOMIC DEVELOPMENTS MAY IMPACT OUR OPERATIONS

     Political and economic factors in international markets may have a material adverse effect on our operations. On an equivalent-barrel basis, approximately 59 percent of our oil, NGLs and natural gas production in 2004 was outside the United States, and approximately 56 percent of our estimated proved oil and gas reserves at December 31, 2004 were located outside of the United States.

     There are many risks associated with operations in international markets, including changes in foreign governmental policies relating to crude oil, NGLs, and natural gas pricing and taxation, other political, economic or diplomatic developments, changing political conditions and international monetary fluctuations. These risks include: political and economic instability or war; the possibility that a foreign government may seize our property with or without compensation; confiscatory taxation; legal proceedings and claims arising from our foreign investments or operations; a foreign government attempting to renegotiate or revoke existing contractual arrangements, or failing to extend or renew such arrangements; fluctuating currency values and currency controls; and constrained natural gas markets dependent on demand in a single or limited geographical area.

     On December 23, 2004, Apache entered into a twenty-year insurance contract with the Overseas Private Investment Corporation (OPIC) which provides $300 million of political risk insurance for the Company's Egyptian operations. This policy insures us against (1) non-payment by EGPC of arbitral awards covering amounts owed Apache on past due invoices and (2) expropriation of exportable petroleum when actions taken by the Government of Egypt prevent Apache from exporting our share of production. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates, Allowance for Doubtful Accounts" in this Form 10-K for additional discussion of our Egyptian receivables.

     Actions of the United States government through tax and other legislation, executive order and commercial restrictions can adversely affect our operating profitability overseas, as well as in the U.S. Various agencies of the United States and other governments have from time to time imposed restrictions which have limited our ability to gain attractive opportunities or even operate in various countries. These restrictions have in the past limited our foreign opportunities and may continue to do so in the future.

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

     We have made and will continue to make expenditures in our efforts to comply with these requirements, which we believe are necessary business costs in the oil and gas industry. We have established policies for continuing compliance with environmental laws and regulations, including regulations applicable to our operations in all countries in which we do business. We also have established operational procedures and training programs designed to minimize the environmental impact of our field facilities. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that we are unable to separate the expenses related to environmental matters; however, we do not believe any such additional expenses are material to our financial position or results of operations.

     Apache manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company also conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of our employees who are expected to devote a significant amount of time to any possible remediation effort. Our general policy is to limit any reserve additions to incidents or sites that are considered probable to result in an expected remediation cost exceeding $100,000. In October 2003, Apache was issued a Findings of Violation and Order for Compliance (an "Administrative Order") by the United States Environmental Protection Agency (EPA), which cited certain paperwork administrative errors and effluent violations reported by Apache during the period May 1, 1998 to June 30, 2003, as part of our offshore discharge permit monitoring. Apache signed a Consent Agreement and Final Order (CAFO) to pay a monetary penalty of $21,000 and undertake a Supplemental Environmental Project (SEP) with an estimated cost of $94,500. The SEP Project is underway and is expected to be completed by the March 31, 2005, deadline imposed by the EPA. We are waiting for the EPA to set the effective date of the CAFO and will pay the $21,000 penalty within 30 days of that date.

     We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. As of December 31, 2004, we had an accrued liability of $11 million for environmental remediation. We have not incurred any material environmental remediation costs in any of the periods presented and are not aware of any future environmental remediation matters that would be material to our financial position or results of operations.

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

INDUSTRY COMPETITION

     Strong competition exists in all sectors of the oil and gas exploration and production industry. We compete with major integrated and other independent oil and gas companies for acquisition of oil and gas leases, properties and reserves, equipment and labor required to explore, develop and operate those properties and the marketing of oil and natural gas production. Higher recent crude oil and natural gas prices have increased the costs of properties available for acquisition and there are a greater number of companies with the financial resources to pursue acquisition opportunities. Many of our competitors have financial and other resources substantially larger than those we possess and have established strategic long-term positions and maintain strong governmental relationships in countries in which we may seek new entry. As a consequence, we may be at a competitive disadvantage in bidding for drilling rights. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing worldwide prices and levels of production, the cost and availability of alternative fuels and the application of government regulations. We also compete in attracting and retaining personnel, including geologists, geo-physicists, engineers and other specialists.

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

     On March 14, 2002, our previous independent public accountant, Arthur Andersen LLP (Arthur Andersen), was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. On June 15, 2002, a jury returned with a guilty verdict against Arthur Andersen following a trial. As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. On March 29, 2002, we decided not to engage Arthur Andersen as our independent auditors, and engaged Ernst & Young LLP (Ernst & Young) to serve as our new independent auditors for 2002. Ernst & Young also served as our independent public accountants in 2003 and 2004. However, included in this annual report on Form 10-K are financial data and other information for 2001 that were audited by Arthur Andersen. Investors in our securities may encounter difficulties in obtaining, or be unable to obtain, from Arthur Andersen with respect to its audits of our financial statements, relief that may be available to investors under the federal securities laws against auditing firms.

EMPLOYEES

     On December 31, 2004, we had 2,642 employees. None of our employees are subject to collective bargaining agreements.

OFFICES

     Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2004, we maintained regional exploration and/or production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Aberdeen, Scotland; Beijing, China; and Buenos Aires, Argentina. Apache leases all of its primary office space. The current lease on our principal executive offices runs through December 31, 2013. For information regarding the Company's obligations under its office leases, see the information appearing in the table in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources" and Note 10, Commitments and Contingencies, "Other Commitments and Contingencies, Operating Leases and Other Commitments" of Item 15 in this Form 10-K.

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

ITEM 3. LEGAL PROCEEDINGS

     See the information set forth in Note 10, Commitments and Contingencies of
Item 15 and Items 1 and 2, Business and Properties, "Costs Incurred Related to Environmental Matters" in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the most recently ended fiscal quarter.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     During 2004, Apache common stock, par value $0.625 per share, was traded on the New York and Chicago Stock exchanges, and the NASDAQ National Market under the symbol APA. The table below provides certain information regarding our common stock for 2004 and 2003. Prices were obtained from The New York Stock Exchange, Inc. Composite Transactions Reporting System; however, the per share prices and dividends shown in the following table have been adjusted to reflect the two-for-one stock split, which is described below. Per share prices and quarterly dividends shown below have been rounded to the indicated decimal place.

                                          2004                                    2003
                          -------------------------------------   -------------------------------------
                            PRICE RANGE     DIVIDENDS PER SHARE     PRICE RANGE     DIVIDENDS PER SHARE
                          ---------------   -------------------   ---------------   -------------------
                           HIGH     LOW     DECLARED     PAID      HIGH     LOW     DECLARED     PAID
                          ------   ------   ---------   -------   ------   ------   ---------   -------
First Quarter...........  $43.49   $36.79    $.0600     $.0600    $32.15   $26.26    $.0500     $.0475
Second Quarter..........   45.99    38.53     .0600      .0600     34.60    28.13     .0500      .0500
Third Quarter...........   57.00    42.45     .0800      .0600     35.04    30.41     .0600      .0500
Fourth Quarter..........   55.16    47.77     .0800      .0800     41.68    34.05     .0600      .0600

     The closing price per share of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for February 28, 2005, was $62.88. At February 28, 2005, there were 328,095,581 shares of our common stock outstanding held by approximately 8,000 shareholders of record and approximately 226,000 beneficial owners.

     We have paid cash dividends on our common stock for 40 consecutive years through December 31, 2004. When, and if, declared by our board of directors, future dividend payments will depend upon our level of earnings, financial requirements and other relevant factors.

     In 1995, under our stockholder rights plan, each of our common stockholders received a dividend of one "preferred stock purchase right" for each 2.310 outstanding shares of common stock (adjusted for subsequent stock dividends and two-for-one stock split) that the stockholder owned. Unless the rights have been previously redeemed, all shares of Apache common stock are issued with rights and, the rights trade automatically with our shares of common stock. For a description of the rights, please refer to Note 8, Capital Stock of Item 15 in this Form 10-K.

     On December 18, 2002, our board of directors declared a five percent dividend on our shares of common stock payable in common stock on April 2, 2003 to shareholders of record on March 12, 2003. Pursuant to the terms of the declared five percent stock dividend, we issued 15,736,496 shares (adjusted for the 2003 stock split) of our common stock on April 2, 2003 to the holders of the 307,819,628 shares of common stock outstanding on March 12, 2003. No fractional shares were issued in connection with the stock dividend and we made cash payments totaling approximately $1,437,000 in lieu of fractional shares.

     On January 22, 2003, in conjunction with the pending acquisition from BP, the Company completed the public offering of 19.8 million shares (adjusted for the stock split) of Apache common stock, including

2.6 million shares (adjusted for the stock split) for the underwriters' over-allotment option, at $29.05 per share. Net proceeds after placement fees totaled approximately $554 million. The proceeds were used to repay indebtedness under our commercial paper program and money market lines of credit and to invest in short-term treasury-only money market funds and treasury notes to hold funds for the $1.3 billion acquisition from BP.

     On September 11, 2003, our board of directors declared a two-for-one common stock split which was distributed on January 14, 2004 to holders of record on December 31, 2003. In connection with the stock split, the Company issued 166,254,667 shares.

     Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in the proxy statement relating to the Company's 2005 annual meeting of stockholders which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2004, which information has been derived from the Company's audited financial statements. Our financial statements for the years 2000 and 2001 were audited by Arthur Andersen. For a discussion of the risks relating to Arthur Andersen's audit of our financial statements, please see discussion of issues related to Arthur Andersen in Item 1 and 2, Business and Properties, "Risk Factors Related to our Business and Operations" of this Form 10-K. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company's financial statements of Item 15 in this Form 10-K.

                                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                        2004          2003          2002         2001         2000
                                     -----------   -----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Total revenues.....................  $ 5,332,577   $ 4,190,299   $2,559,873   $2,809,391   $2,301,978
Income (loss) attributable to
  common stock.....................    1,663,074     1,116,205      543,514      703,798      693,068
Net income (loss) per common share:
  Basic............................         5.10          3.46         1.83         2.44         2.54
  Diluted..........................         5.03          3.43         1.80         2.37         2.46
Cash dividends declared per common
  share............................          .28           .22          .19          .17          .09
BALANCE SHEET DATA
Total assets.......................  $15,502,480   $12,416,126   $9,459,851   $8,933,656   $7,481,950
Long-term debt.....................    2,588,390     2,326,966    2,158,815    2,244,357    2,193,258
Preferred interests of
  subsidiaries.....................           --            --      436,626      440,683           --
Shareholders' equity...............    8,204,421     6,532,798    4,924,280    4,418,483    3,754,640
Common shares outstanding..........      327,458       324,497      302,506      287,917      285,596

     For a discussion of significant acquisitions, see Note 2 of Item 15 in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache Corporation is an independent energy company whose principle business includes exploration, development and production of crude oil, natural gas and natural gas liquids. The Company operates in five core countries which, collectively, contained over 99 percent of the Company's 2004 year-end estimated proved reserves and accounted for over 98 percent of the Company's 2004 oil and gas production revenues. These principle operations are located in the United States, Canada, Egypt, Australia and offshore the United

Kingdom in the North Sea. The Company's smaller non-core operations are conducted offshore China and in Argentina.

     Apache adheres to a portfolio approach to provide diversity in terms of hydrocarbon mix (crude oil and natural gas), reserve life, geologic risk and geographic location. Our growth strategy focuses on economic growth through drilling, acquisitions, or a combination of both, depending on, among other things, cost levels and availability of acquisition opportunities. As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and liquidity needs. These obligations and needs are met with cash on hand, cash generated from our operations, unused committed borrowing capacity under our global credit facility, and the capital markets. The interest cost of debt and access to the equity markets are greatly influenced by the Company's ability to maintain both a strong balance sheet and generate ongoing operating cash flow. For these reasons, we strive to maintain a manageable debt load that is properly balanced with equity, and our single-A credit ratings. We are also cognizant of the costs to add reserves through drilling and acquisitions as well as the costs necessary to produce such reserves. Consequently, we closely monitor trends by operating area in drilling costs and the price at which properties are available for purchase, so that we may adjust our budgets accordingly and allocate funds to projects based on potential rate of return. We review operating costs monthly by operating area, on both an absolute dollar and per unit of production basis. We then compare these results to our historical norms after factoring in the impact from property acquisitions and changes in industry conditions in order to actively manage individual cost elements as appropriate. Given the inherent volatility and unpredictability of commodity prices and changing industry conditions, we frequently revise our forecasts and adjust our budgets accordingly.

     We entered 2004 with historically strong commodity prices which strengthened further during the year. Average realized prices for crude oil and natural gas increased 27 and seven percent, respectively, over 2003; a reflection of higher worldwide commodity prices. In addition, oil and natural gas production increased 13 and one percent, respectively, a result of acquisitions and successful exploration and development drilling programs. Increased production combined with high commodity prices drove the Company's attainment of several operational and financial milestones as noted below.

     - Our 2004 oil and gas production revenues totaled $5.3 billion, $1.1 billion higher than in 2003.

     - We generated earnings of $1.7 billion, 49 percent above our prior-year level. On a diluted share basis earnings rose $1.60 to $5.03 per diluted share.

     - Net cash provided by operating activities increased 19 percent from the prior year to $3.2 billion.

     - Production increased for 25 of the last 26 years.

     - 2004 year-end estimated proved reserves grew 17 percent from 2003 to 1.94 billion barrels of oil equivalent, marking the 19th consecutive year of reserve growth.

     - Exploration, development and acquisition expenditures totaled $3.4 billion in 2004.

     - Apache ended the year with debt at 24 percent of capitalization, down 2% from year-end 2003.

     - Fitch upgraded Apache's senior unsecured long-term debt rating from A- to A and Moody's and Standard and Poor's continue to rate Apache's unsecured long-term debt A3 and A-, respectively.

     - The Company increased its common stock dividend from an annual rate of 24 cents per share to 32 cents per share.

     The Company spent $1.1 billion on acquisitions in 2004, down $500 million from 2003, as acquisition expenditures typically vary from year to year based on the availability of opportunities that fit Apache's overall strategy. On the exploration and development front, Apache spent $2.3 billion, 61 percent more than last year, drilling a record number of wells. Significant highlights resulting from the Company's acquisition, exploration and development programs in each of our core areas follow.

U.S.:

     - Apache entered into two separate Agreements with Exxon Mobil Corporation (ExxonMobil) in the U.S. In West Texas and New Mexico we acquired properties in 23 mature producing oil and gas fields for $318 million and separately entered into a partnership to obtain additional interests in the properties. Additionally, we entered into joint exploration agreements to explore Apache's acreage in South Louisiana and the Gulf of Mexico-Outer Continental Shelf. For additional details regarding these agreements refer to the Acquisitions and Divestitures section of this
       Item 7.

     - Apache purchased interests in 74 fields covering 232 blocks and 104 platforms in the Gulf of Mexico from Anadarko Petroleum Corporation (Anadarko) for $532 million. The properties were subject to a pre-existing overriding royalty interest owned by Morgan Stanley Capital Group, Inc. (Morgan Stanley). For additional details regarding this transaction refer to the Acquisitions and Divestitures section of this
       Item 7.

     - The Company spent $755 million to drill over 400 wells on continued exploitation of its U.S. properties, including those purchased from BP p.l.c. (BP) and Shell Exploration and Production Company (Shell) in 2003 and the 2004 acquisitions noted above. The U.S. accounted for 41 percent of our 2004 equivalent production and 44 percent of the Company's estimated proved reserves at year-end 2004.

CANADA:

     - The Company entered in to a farm-in agreement with ExxonMobil covering approximately 380,000 gross acres of undeveloped properties in the Western Canadian Province of Alberta, increasing our gross acreage to 6.5 million acres of prospective properties in Canada. By drilling at least 250 wells over a two-year period, which began in October 2004, Apache will receive a one-year extension in which to earn additional sections. Apache drilled 50 wells on this acreage in the fourth quarter of 2004. For additional details regarding this transaction refer to the Acquisitions and Divestitures section of this Item 7.

     - The Company emerged as the largest producer of coalbed methane in Canada with its drilling activities in the Nevis area. The North and South Grant Lands in the ExxonMobil farmout provide additional coalbed methane potential.

     - Apache spent $757 million on exploration and development in Canada, completing 1,211 of 1,313 wells for a success rate of 92 percent. Canada accounted for approximately 18 percent of our equivalent production in 2004 and 25 percent of the Company's estimated proved reserves at year-end 2004.

EGYPT:

     - We continued to evaluate and develop the Qasr field, a July 2003 discovery, drilling several successful appraisal wells and one development well, and commencing commercial production on a limited basis in September 2004. The appraisal wells confirmed the overall seismically-defined structure of the field and our original estimated range of ultimately recoverable reserves. Following further development of the field and construction of pipeline facilities, we currently expect gross gas production of approximately 75 MMcf/d by third quarter 2005, ramping up to approximately 150 MMcf/d and 5,000 barrels of condensate per day around year-end 2005. The Qasr production will be sold under the terms of a 25-year Gas Sales Agreement, signed April 22, 2004, with the Egyptian General Petroleum Company (EGPC) covering up to 2.1 Tcf of natural gas from the Qasr field. Principle terms include supplying up to 300 MMcf/d to the Egyptian market. The pricing terms under the agreement are indexed to crude oil and include a minimum price of $1.50 per million British thermal units (MMBtu) and a maximum price of $2.65 per MMBtu. The Btu factor for our Egyptian gas generally ranges between 1,100 and 1,300 Btu per Mcf.

     - On May 20, 2004, we announced the Sheiba 18-3 discovery. It is the first commercial oil discovery in the eastern part of the Shell-operated North East Abu Gharadig Concession in Egypt's Western Desert. We are continuing to evaluate and explore this area.

     - On June 23, 2004, we announced the Ozoris-4 well which identified new field pays in the Khalda Concession. The discovery of stratigraphically trapped gas-condensate in Upper Safa sands in the Ozoris-4 opens up a large new play in the Shushan Basin, north of the Qasr high and west of the Khalda Ridge fields.

     - On August 19, 2004, we announced two gas discoveries, the Imhoptep-1X on the Khalda Offset Concession and the Mihos-1X well on the Matruh Concession, that began flowing into the Tarek gas plant allowing it to operate at full capacity of 100 MMcf/d.

AUSTRALIA:

     - On January 6, 2004, we announced that the Thomas Bright-2 appraisal well in the John Brookes field of the Carnarvon Basin offshore Western Australia extended the boundary of the reservoir, thus increasing estimated gross recoverable reserves. All of the 628 Bcf of estimated proved reserves at John Brookes are dedicated to existing long-term contracts (also see Item 1 and 2, Business and Properties, "Operating Highlights -- Australia" in this Form 10-K for additional information on Apache's gas contracts in Australia). We expect to complete facility installation in mid-2005, with initial production commencing during the third quarter 2005.

     - On May 19, 2004, we announced the Stickle-1 well, our third wildcat discovery in the Exmouth Sub-Basin of the Carnarvon Basin offshore Western Australia. On July 13, 2004, we announced that our Ravensworth-2 appraisal well in the Exmouth Sub-Basin encountered an oil column 49 feet higher than we expected, extending the area of the field considerably farther north than we had mapped based on the July 2003 Ravensworth-1 well. Appraisal wells along with additional exploration drilling is currently scheduled for 2005.

NORTH SEA:

     - Our focus in the North Sea was two-pronged: invest capital to improve field operating efficiency and undertake an active drilling program. During 2004, we drilled 12 successful wells and invested over $150 million in capital expenditures to improve operating efficiency, boosting fourth-quarter 2004 production to an average of 61,680 b/d, over 50 percent higher than the fourth quarter of 2003.

     Our year-end 2004 estimated reserves were balanced, with a 48 percent oil and 52 percent natural gas mix. This compares to 51 percent oil and 49 percent natural gas at the end of 2003. Estimated proved undeveloped reserves represented 32.7 percent of total estimated proved reserves for year-end 2004 compared to 28.5 percent at year-end 2003. The increase is primarily attributed to appraisal drilling in the Qasr field, expansion of our infill shallow-gas drilling programs in Canada, new gas contracts in Australia and a high percentage of undeveloped reserves in the Anadarko acquisition.

     Apache was challenged in 2004 by steadily increasing service and acquisition costs resulting from increased demand with high commodity prices. Service costs impacting both drilling and lease operating costs have grown significantly over the past year; including rig rates, drill pipe costs, chemical costs and the costs of power and fuel. The Company reviews these costs for each core area on a routine basis and pursues alternatives in maintaining efficient levels of costs and expenses. While we are encouraged by the current outlook for 2005, we will continue to monitor costs and unless drilling costs level out, we may act to reduce our drilling expenditures, as we did in 2001. This is especially true in the U.S. where reserve targets continue to decrease in size. Acquisition costs also increased, however Apache has developed approaches to complete prudent asset acquisitions even when prices are high by routinely hedging production from newly acquired assets in order to protect acquisition economics in the critical early years. We believe we are well positioned to pursue future acquisitions should the appropriate opportunities arise. The Company also experienced unfavorable foreign exchange rate movements in Canada, Australia and the U.K. in 2004 which impacted our lease operating and drilling costs. Refer to the "Costs" section of this Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of items impacting costs in 2004.

     In July 2004, the Company signed an amendment agreement with the EGPC which, among other things, extended the term of the Khalda, Khalda West and Salam development leases through 2024. These development leases would have expired in 2011, 2012 and 2010, respectively. We also received a five-year extension on our Khalda Offset exploration acreage, with an option for an additional three-year extension. As part of this agreement and in conjunction with the Qasr 25-year Gas Sales Agreement discussed above, we agreed to re-price natural gas volumes in excess of 100 MMcf/d produced from the Khalda Concession development leases and future Khalda Offset development leases. Under the new pricing formula, Apache will receive a price indexed to crude oil, with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu. Pricing for the first 100 MMcf/d remains subject to the original contract price, which is indexed to oil pricing, but without a minimum or maximum. The pricing for this first 100 MMcf/d continues until January 1, 2013, at which time all Khalda area gas will be priced at the new pricing formula. For 2004, Apache's price averaged $4.35 per Mcf, which was a blend of the old and new contracts.

     As discussed in Note 1, Summary of Significant Accounting Policies and Note 8, Capital Stock of Item 15 in this Form 10-K, Apache's share price exceeded the first threshold ($43.29) under its 2000 Share Appreciation Plan on April 28, 2004. As such, the Company will issue to substantially all employees approximately 900,000 shares of its common stock, after minimum tax withholding requirements, in three annual installments. The first installment was issued in May 2004. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during those periods. Also, on October 26, 2004, Apache's share price exceeded the second threshold ($51.95) of the Company's 2000 Share Appreciation Plan. Accordingly, Apache will issue approximately 2.2 million additional shares of its common stock, after minimum tax withholding requirements, in three equal installments. The first installment was issued in November 2004. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during those periods. In February, 2005, the Company's Board of Directors voted to present to the stockholders of the Company for approval a new plan that provides incentives for employees to double the share price again, to $108, by the end of 2008, with an interim goal to be achieved by the end of 2007. If the goals are achieved, the shareholder value of the Company will grow by an additional $18 billion.

     On January 14, 2004, we completed the two-for-one common stock split approved by our board of directors in September 2003. Separately, on January 26, 2004, the NASDAQ Stock Market, Inc. approved Apache for trading on the NASDAQ National Market (NASDAQ), an intention we first announced on January 12, 2004. Our common stock is now listed on the NASDAQ as well as the New York Stock Exchange and Chicago Stock Exchange.

RESULTS OF OPERATIONS

     This section includes a discussion of our 2004 and 2003 results of operations and provides insight into unique events and circumstances for each of the Company's six reportable segments. Apache's geographic segments include the United States, Canada, Egypt, Australia, the North Sea and Other International. These segments are primarily in the business of crude oil and natural gas exploration and production. Please refer to Note 13, Business Segment Information of Item 15 in this Form 10-K for segment information.

ACQUISITIONS AND DIVESTITURES

  ExxonMobil

     During the third quarter of 2004, Apache entered into separate arrangements with ExxonMobil that provided for property transfers and joint operating and exploration activity across a broad range of prospective and mature properties in (1) Western Canada, (2) West Texas and New Mexico, and (3) onshore Louisiana and on the Gulf of Mexico-Outer Continental Shelf. Apache's participation included cash payments of approximately $347 million, subject to normal post closing adjustments. The following summarizes these transactions:

     ExxonMobil -- Western Canada In August 2004, Apache signed a farm-in agreement with ExxonMobil covering approximately 380,000 gross acres of undeveloped properties in the Western Canadian Province of Alberta. Under the agreement, Apache has the right to earn acreage sections by drilling an initial well on each such section. By drilling at least 250 wells during the initial two-year earning period under the agreement, Apache will receive a one-year extension in which to earn additional sections. As to any sections earned by Apache, ExxonMobil will retain a 37.5 percent royalty on fee lands and 35 percent of its working interest on leasehold acreage. Under certain circumstances, ExxonMobil has the right to convert its retained 35 percent working interest into a 12.5 percent overriding royalty. In addition, during the terms of this agreement, Apache is required to carry ExxonMobil's retained working interest with respect to certain drilling, capping, completion, equipping and tie-in costs associated with wells drilled on leasehold acreage.

     ExxonMobil -- West Texas and New Mexico In September 2004, Apache acquired interests from ExxonMobil in 23 mature producing oil and gas fields in West Texas and New Mexico for $318 million. Apache separately contributed approximately $29 million into a partnership to obtain additional interests in the properties. ExxonMobil will retain interests in the properties through the partnership, including the right to receive, on certain fields, 60 percent of the oil proceeds above $30 per barrel in 2004, $29 per barrel in 2005 and $28 per barrel during the period from 2006 thru 2009.

     ExxonMobil -- Louisiana and Gulf of Mexico-Outer Continental Shelf Also in September 2004, Apache and ExxonMobil entered into joint exploration agreements to explore Apache's acreage in South Louisiana and the Gulf of Mexico-Outer Continental Shelf. The agreements provide for an initial term of five years, with the potential for an additional five years based on expenditures by ExxonMobil. Pursuant to the agreement covering South Louisiana, Apache leased 50 percent of its interests below certain producing or productive formations in the acreage to ExxonMobil, subject to retention of a 20 percent royalty interest. Pursuant to the agreement covering the Gulf of Mexico-Outer Continental Shelf, no assignments will be made until a prospect has been proposed and the initial well has been drilled. Apache will retain all rights in each prospect above certain producing or productive formations and further will retain a three percent overriding royalty interest in any property assigned to ExxonMobil. See
Note 2, Acquisitions and Divestitures of Item 15 in this Form 10-K for a complete discussion of those transactions.

  Anadarko

     On August 20, 2004, Apache signed a definitive agreement to acquire all of Anadarko Gulf of Mexico-Outer Continental Shelf properties (excluding certain deepwater properties) for $537 million, subject to normal post-closing adjustments, including preferential rights. The transaction was effective as of October 1, 2004, and included interests in 74 fields covering 232 offshore blocks (approximately 664,000 acres) and 104 platforms. Eighty-nine of the blocks were undeveloped at the time of the acquisition. Apache operates 49 of the fields comprising approximately 70 percent of the production.

     Prior to Apache's purchase from Anadarko, Morgan Stanley paid Anadarko $646 million to acquire an overriding royalty interest in these properties. Anadarko's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP), the obligations of which Apache assumed along with its subsequent purchase. Under the terms of the VPP, Morgan Stanley is to receive a fixed volume of oil and natural gas production (20 MMboe) over four years beginning in October 2004. The VPP represents a non-operating interest in the properties that is free of all costs of operations and production. Morgan Stanley is entitled to first production and may receive up to 90 percent of the production from the assets encumbered by the VPP in any given month to satisfy these deliverables. However, Morgan Stanley has no right to look to other assets or production of Apache. The VPP is scheduled to terminate on August 31, 2008, but may be extended if all scheduled VPP volumes have not been delivered to Morgan Stanley and the properties are still producing. The VPP includes restrictions on the Company's ability to sell the properties subject to the VPP or resign as operator of VPP properties it currently operates. Upon termination of the VPP, all rights, titles and interests revert back to Apache. Apache does not record the reserves and production volumes attributable to the VPP.

     The strategic rationale for Apache buying these assets burdened by a volumetric production payment is several fold. First, because Morgan Stanley gets their production first and Apache receives the remainder, Morgan Stanley is paying substantially more per boe, thereby significantly reducing Apache's cost per unit. Second, although Morgan Stanley's priority call on production leaves Apache with more risk, in exchange we retain all the upside associated with finding more reserves on the acquired properties than anticipated at the time of the acquisition. This is a risk/reward scenario with which we are comfortable and that plays to our long history of adding value to numerous acquired properties through proactive operations. Third, our experience is that invariably we earn higher rates of return from drilling and related activities than we do from acquisitions. Yet acquisitions bring an inventory of drilling and exploitation opportunities. Because Morgan Stanley paid Anadarko more than Apache for proved reserves, a higher percentage of Apache's investment will be concentrated in the higher risk but generally higher reward, future drilling activity. As a final note, Morgan Stanley, while having less risk, is not risk free. In the event that the properties purchased by Apache are insufficient to deliver the volumes sold to Morgan Stanley, there is no recourse to any properties other than those acquired from Anadarko. See the Capital Resources and Liquidity section of this item for further discussion of VPPs.

     The $537 million purchase price agreed to in the definitive agreement was subsequently adjusted for the exercise of preferential rights by third parties and other normal post-closing adjustments. After adjusting for these items, Apache paid $532 million for the properties and recorded estimated proved reserves of 60 MMboe, of which 50 percent is natural gas. In addition, an $84 million liability for the future cost to produce and deliver the VPP volumes was recorded by the Company. This liability will be amortized as the volumes are produced and delivered to Morgan Stanley. Apache also recorded abandonment obligations for the properties of approximately $134 million and other obligations assumed from Anadarko in the amount of $27 million. Apache allocated $122 million of the purchase price to unproved property. The purchase price was funded by borrowings under the Company's commercial paper program.

  2003 Acquisitions

     In 2003, we spent $1.6 billion on oil and gas acquisitions, adding 267 MMboe to our reserve base. The preponderance of our 2003 acquisition activity was focused in the North Sea and Gulf of Mexico. In January 2003, we agreed to purchase from BP the North Sea Forties Field offshore the United Kingdom and properties in the Gulf of Mexico. The BP purchase, representing 72 percent of our 2003 acquisition capital expenditures, established a new international core area and augmented our Gulf of Mexico portfolio. In July 2003, we consummated a deal with Shell adding additional oil and gas fields on the outer Continental Shelf of the Gulf of Mexico. Apache recorded 27.4 MMboe of reserves from the Shell acquisition, with interest in 26 fields and two onshore gas plants. The balance of our 2003 activity involved smaller acquisitions in Australia and North America.

     In association with the BP acquisition, Apache agreed to sell all of the production from the North Sea properties to BP for a two-year period ending December 31, 2004 at a combination of fixed and market sensitive prices pursuant to a contract entered into in connection with the North Sea purchase agreement. To protect the acquisition economics on the Gulf of Mexico properties acquired from BP we hedged prices on a substantial portion of the oil production for a 12-month period ending January 31, 2004, and a substantial portion of the gas production for the first two years.

     Prior to Apache's transaction with Shell, Morgan Stanley paid Shell $300 million to acquire an overriding royalty interest in a portion of the reserves to be produced and delivered under a VPP agreement. Under the terms of the VPP obligation which Apache assumed, Morgan Stanley is to receive a total of 11.4 MMboe of production from the properties over the period from August 2003 through October 2007. Morgan Stanley is entitled to first production and may receive up to 90 percent of the production from the assets encumbered by the VPP, but Morgan Stanley may look only to the acquired properties for delivery of the scheduled volumes. The VPP may be extended beyond October 2007 if all scheduled VPP volumes have not been delivered to Morgan Stanley and the acquired properties are still producing. The VPP is a non-operating interest free of all costs associated with operations and production. As a result of this VPP obligation, Apache recorded a $60 million liability for the future cost to produce and deliver volumes subject to the VPP. This liability is being amortized as the volumes are produced and delivered to Morgan Stanley. Apache does not record the reserves and production volumes attributable to the VPP.

     Our acquisitions help maintain diversity in terms of hydrocarbon product (oil or gas), geologic risk and geographic location. As shown in Note 14, Supplemental Oil and Gas Disclosures (Unaudited) of Item 15 in this Form 10-K, our North American 2004 and 2003 year-end reserves were 70 percent of total reserves. Our 2004 North American average daily production as a percent of our total production decreased to 59 percent from 64 percent in 2003. While the U.S., a highly stable political environment, remains our largest producing core area, Apache will continue to evaluate acquisition opportunities in existing core areas and in new areas should they arise.

     We routinely evaluate our property portfolio and divest those that are marginal or no longer fit into our strategic growth program. We divested $4 million, $59 million and $7 million of properties during 2004, 2003 and 2002, respectively.

REVENUES

     Our revenues are sensitive to changes in prices received for our products. A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Given the current tightly balanced supply-demand market, small variations in either supply or demand, or both, can have dramatic effects on prices we receive for our oil and natural gas production. Political instability and availability of alternative fuels could impact worldwide supply, while other economic factors could impact demand.

  Oil and Natural Gas Prices

     While the market price received for crude oil and natural gas varies among geographic areas, crude oil trades in a world-wide market, whereas natural gas, which has a limited global transportation system, is subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction, while natural gas price movements generally follow local market conditions. However, throughout 2004 the quality differential between prices we received for our North American sour crude oil compared to the NYMEX index prices widened, with a substantial increase in the fourth quarter of 2004. These quality differentials, which impacted approximately 30 percent of our North American production, occurred largely because OPEC produced more sour crude to satisfy rising world demand, while worldwide sour crude refining capacity remained the same. This excess in sour crude supply over the refining capacity created competition between the producers driving a deeper discount for sour crude. In the fourth quarter, we received an average of $41.00 per barrel for sour crude, approximately $5.00 less than we received for our sweet crude.

     Apache primarily sells its natural gas into three markets:

     1) North America, which has a common market and where production is currently in short supply relative to demand creating a volatile pricing environment;

     2) Australia, which has a local market with limited demand and infrastructure and generally long-term fixed prices; and

     3) Egypt, which has a local market where the price received for our production is indexed to a weighted-average Dated-Brent crude oil price, a portion of which is subject to a minimum floor price and maximum ceiling price.

     The current outlook for 2005 indicates that the sour crude quality differentials while narrowing somewhat, will remain above historical averages. All of our North Sea production will trade at market prices, following expiration on December 31, 2004, of a fixed-price contract on 40,000 b/d.

     For specific marketing arrangements by segment, please refer to Item 1 and
2. Business and Properties of this Form 10-K.

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

                                                              OIL REVENUES                  GAS REVENUES
                                                           FOR THE YEAR ENDED            FOR THE YEAR ENDED
                                                              DECEMBER 31,                  DECEMBER 31,
                                                        ------------------------      ------------------------
                                                        2004      2003      2002      2004      2003      2002
                                                        ----      ----      ----      ----      ----      ----
United States.......................................     32%       33%       35%       58%       62%       51%
Canada..............................................     12%       13%       16%       29%       27%       29%
                                                        ---       ---       ---       ---       ---       ---
North America.......................................     44%       46%       51%       87%       89%       80%
Egypt...............................................     24%       23%       29%       10%        8%       15%
Australia...........................................     13%       16%       20%        3%        3%        5%
North Sea...........................................     16%       13%       --        --        --        --
Other International.................................      3%        2%       --        --        --        --
                                                        ---       ---       ---       ---       ---       ---
       Total........................................    100%      100%      100%      100%      100%      100%
                                                        ===       ===       ===       ===       ===       ===

  Crude Oil Contribution

     In 2004, oil revenues from areas outside the U.S. rose slightly to 68 percent of consolidated oil revenues, up from 67 percent in 2003. Lack of production growth reduced the U.S. overall contribution one percent to 32 percent of consolidated oil revenues. Canada's contribution also declined one percent to 12 percent on lower relative production growth. Egypt's share rose one percent to 24 percent as it saw both price gains and production growth. The North Sea's contribution increased three percent on both an increase in average daily production and a full year of revenues versus nine months in 2003. Australia's contribution fell three percent on lower production.

     In 2003, oil revenues from areas outside the U.S. rose to 67 percent of consolidated oil revenues, up from 65 percent in 2002. The increase is directly related to the acquisition of the North Sea properties and, to a much lesser extent, initial production from China. The percentage contribution from all other areas fell, reflecting the impact of revenues from the North Sea and China.

  Natural Gas Contribution

     A significant portion of the Company's natural gas revenues comes from our North American operations. In 2004, 87 percent of Apache's natural gas revenues came from North America of which 58 percent was from the U.S. and 29 percent was from Canada. The U.S. contribution decreased four percent from 2003, primarily because of production declines, the impact Hurricane Ivan had on U.S. Gulf of Mexico revenues, and the additional revenues generated by Canada and Egypt. Our U.S. Gulf Coast region, which contributed 69 percent of Apache's U.S. 2004 production, down two percent from 2003, is characterized by reservoirs which demonstrate high initial production rates followed by steep declines when compared to most other U.S. producing areas. Canada's contribution was up two percent from 2003 resulting from three percent production growth and higher price gains relative to other areas. Egypt's contribution to total gas revenues increased to 10 percent from eight percent in 2003, on 21 percent production growth. Australia's contribution to 2004 natural gas revenues remained the same as 2003 at three percent.

     In 2003, 89 percent of Apache's natural gas revenues came from North America, 62 percent from the U.S. and 27 percent from Canada. The U.S. contribution rose 11 percent from 2002, primarily because of the properties acquired from BP and Shell in 2003, and properties acquired in South Louisiana in December 2002. Canada's contribution was down two percent from 2002 primarily because of the production growth in the U.S. Egypt's contribution to total gas revenues declined to eight percent from 15 percent in 2002. Egypt's total natural gas revenues were relatively flat year-over-year, as higher natural gas prices were offset by lower net production. Australia's contribution to 2003 natural gas revenues declined to three percent from five percent in 2002.

     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
Revenues (in thousands):
  Natural gas............................................  $2,217,983   $2,046,625   $1,130,692
  Oil....................................................   2,986,208    2,081,283    1,383,749
  Natural gas liquids....................................     103,826       71,012       45,307
                                                           ----------   ----------   ----------
     Total...............................................  $5,308,017   $4,198,920   $2,559,748
                                                           ==========   ==========   ==========
Natural Gas Volume -- Mcf per day:
  United States..........................................     646,619      665,156      503,310
  Canada.................................................     326,965      318,528      329,344
  Egypt..................................................     137,737      113,554      122,655
  Australia..............................................     118,108      111,061      117,802
  North Sea..............................................       1,871        1,714           --
  Argentina..............................................       3,808        7,144        7,276
                                                           ----------   ----------   ----------
     Total...............................................   1,235,108    1,217,157    1,080,387
                                                           ==========   ==========   ==========
Average Natural Gas Price -- Per Mcf:
  United States..........................................  $     5.45   $     5.22   $     3.15
  Canada.................................................        5.30         4.69         2.74
  Egypt..................................................        4.35         4.18         3.71
  Australia..............................................        1.65         1.44         1.28
  North Sea..............................................        5.53         2.77           --
  Argentina..............................................         .65          .47          .42
     Total...............................................        4.91         4.61         2.87
Oil Volume -- Barrels per day:
  United States..........................................      67,872       69,404       53,009
  Canada.................................................      25,305       25,220       25,220
  Egypt..................................................      52,183       47,551       43,772
  Australia..............................................      25,174       30,589       30,361
  North Sea..............................................      52,836       29,260           --
  China..................................................       7,583        2,791           --
  Argentina..............................................         566          579          617
                                                           ----------   ----------   ----------
     Total...............................................     231,519      205,394      152,979
                                                           ==========   ==========   ==========

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
Average Oil Price -- Per barrel:
  United States..........................................  $    38.75   $    27.48   $    25.31
  Canada.................................................       38.57        29.06        23.46
  Egypt..................................................       37.35        27.64        24.65
  Australia..............................................       41.96        29.87        25.17
  North Sea..............................................       24.22        25.40           --
  China..................................................       32.88        26.33           --
  Argentina..............................................       32.89        29.23        23.90
     Total...............................................       35.24        27.76        24.78
NGL Volume -- Barrels per day:
  United States..........................................       8,268        7,578        6,691
  Canada.................................................       2,588        1,565        1,756
                                                           ----------   ----------   ----------
     Total...............................................      10,856        9,143        8,447
                                                           ==========   ==========   ==========
Average NGL Price -- Per barrel:
  United States..........................................  $    26.66   $    21.70   $    15.29
  Canada.................................................       24.44        19.25        12.41
     Total...............................................       26.13        21.28        14.69

  Natural Gas Revenues

     Our 2004 natural gas revenues increased $171 million with a $.30 per Mcf increase in our average natural gas price realizations generating an additional $133 million of revenues. Higher production added the remaining $38 million. While all of our operating segments reported an increase in natural gas price realizations, most of the additional revenues attributable to price came from the U.S. and Canada. The additional revenues attributable to production were primarily generated in Egypt, where natural gas production increased 21 percent, reflecting the success of our drilling program. Canada and Australia also contributed to the increase in production revenues with production growth of three percent and six percent, respectively. Canada's increase is from new wells while Australia's increase was driven by higher customer demand and new contractual sales. Partially offsetting these additional production revenues was a three percent decrease in U.S. production. The lower U.S. production was focused in the Gulf Coast region and is related to the impact of Hurricane Ivan and natural decline in mature fields.

     Consolidated natural gas revenues increased $916 million in 2003, consistent with a $1.74 per Mcf increase in the average price realized for natural gas and a 13 percent increase in production. The price increase generated $686 million of revenues while production growth added another $230 million. U.S. production increased 32 percent, reflecting the impact from the 2003 BP and Shell acquisitions and the December 2002 South Louisiana acquisition. Offsetting the U.S. production growth were lower production in Egypt, Australia, and Canada, down seven percent, six percent, and three percent, respectively. The decline in Egypt related to gas production curtailment imposed by EGPC and scheduled plant shutdowns, while Australia experienced lower customer demand.

     Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices, including fixed-price physical contracts and derivatives. Although a majority of our worldwide sales contracts are indexed to prevailing market prices, approximately nine percent of our 2004 and 2003 domestic natural gas production was subject to long-term, fixed-price physical contracts. The long-term, fixed-price physical contracts apply to a small portion of our U.S. future natural gas production and provide a measure of protection to the Company in the event of decreasing natural gas prices. These contracts negatively impacted our 2004 and 2003 realized prices by $.10 per Mcf and $.08 per Mcf, respectively. Additionally, substantially all of our natural gas production sold in Australia is subject to long-term fixed-price supply contracts. These contracts are periodically adjusted for changes in Australia's consumer price index and are also impacted by changes in the value of the Australian dollar relative to the U.S. dollar. In 2004, we saw an increase in our realized prices primarily because of the stronger Australian dollar.

     Approximately 16 percent of our worldwide natural gas production was subject to financial derivative hedging for 2004 and 2003. Refer to Note 3, Hedging and Derivative Instruments of Item 15 in this Form 10-K for a summary of current derivative positions and terms. We also amortized unrealized gains and losses from derivative positions closed in October and November 2001, which had no impact on 2004 average realized prices. The following table shows the impact on average prices for these financial derivatives:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2004    2003    2002
                                                              -----   -----   ----
                                                                   (PER MCF)
Derivatives.................................................  $(.20)  $(.01)  $ --
Amortization................................................     --    (.01)   .04

 Crude Oil Revenues

     Our 2004 consolidated oil revenues increased $905 million with a $7.48 per barrel increase in our average realized oil price generating an additional $561 million of revenues. A 13 percent growth in production added the remaining $344 million. The increase in production came from the North Sea, China and Egypt. North Sea production is up 23,576 b/d, with 53 percent of the increase reflecting additional production from new wells and operational enhancements. The balance of the North Sea increase results from reporting a full year of production in 2004 versus nine-months in 2003. A portion of the North Sea revenue was tied to an average $23.38 per barrel fixed-price sales contract entered into in at the time of the BP acquisition. This two-year contract expired at the end of 2004. See Note 2, Acquisitions and Divestitures of Item 15 in this Form 10-K for a discussion of the terms of this contract. Production in China, which commenced in July 2003, added 4,792 b/d on exploration and production activity and a full year of production. Egypt's production is up 4,632 b/d on exploration and production activity. These production increases were partially offset by lower production in the U.S. and Australia, down 1,532 b/d and 5,415 b/d, respectively. The U.S. decline is related to Hurricane Ivan, downtime, and natural decline in mature fields. Australia's decrease was driven by natural decline.

     Consolidated oil revenues increased $698 million in 2003 with a 34 percent increase in oil production generating an additional $531 million of revenues. The average crude oil realized price increased $2.98 per barrel, adding the remaining $167 million of oil revenues. Revenues from properties acquired in the North Sea accounted for over half of the oil revenue increase attributable to production. U.S. production increased 31 percent, primarily from the Gulf of Mexico BP properties and to a lesser extent from properties acquired from Shell and in South Louisiana in December 2002. Initial production from China and a nine percent increase in production from Egypt also contributed to the revenue gains.

     Apache also manages its exposure to fluctuations in crude oil prices using financial derivatives. Approximately four percent and 22 percent of our worldwide crude oil production was subject to financial derivative hedging for 2004 and 2003, respectively. Please refer to Note 3, Hedging and Derivature of
Item 15 in this Form 10-K for a summary of current derivative positions and terms. We also continued to amortize unrealized gains and losses over the original production life of derivative positions closed in October and November 2001, which had no impact on 2004 average realized prices. The following table shows the impact on prices of these financial derivatives:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2004    2003    2002
                                                              -----   -----   ----
                                                                   (PER BBL)
Derivatives.................................................  $(.21)  $(.95)  $ --
Amortization................................................     --     .03    .15

COSTS

     The tables below present a comparison of our costs on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance.

                                            YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                            ------------------------   ------------------------
                                             2004     2003     2002     2004     2003     2002
                                            ------   ------   ------   ------   ------   ------
                                                 (IN MILLIONS)                (PER BOE)
Depreciation, depletion and amortization:
  Oil and gas property and equipment......  $1,149   $1,003   $  784   $ 7.01   $ 6.59   $ 6.29
  Other assets............................      73       70       60      .44      .46      .48
Asset retirement obligation accretion.....      46       38       --      .28      .25       --
International impairments.................      --       13       20       --      .08      .16
Lease operating costs.....................     864      700      458     5.27     4.59     3.67
Gathering and transportation costs........      82       60       38      .50      .40      .31
Severance and other taxes.................      94      122       67      .57      .80      .54
General and administrative expenses.......     173      138      105     1.06      .91      .84
China litigation..........................      71       --       --      .43       --       --
Financing costs, net......................     117      115      113      .71      .75      .91
                                            ------   ------   ------   ------   ------   ------
     Total................................  $2,669   $2,259   $1,645   $16.27   $14.83   $13.20
                                            ======   ======   ======   ======   ======   ======

  Depreciation, Depletion and Amortization

     Apache's Depreciation, Depletion and Amortization (DD&A) of oil and gas properties is calculated using the Units of Production Method (UOP). The UOP calculation in simplest terms multiplies the percentage of estimated proved reserves produced each quarter times the costs of those reserves. The result is to recognize expense at the same pace that the reservoirs are actually depleting. The costs in the UOP calculation include both the net capitalized amounts on the balance sheet, and the estimated future costs to access and develop reserves needing additional facilities, equipment or downhole work in order to produce. Under the full-cost method of accounting, the DD&A calculation is prepared separately for each country in which Apache operates. Absolute DD&A determines the expense reported each period, while the cost per unit of production (DD&A rate) provides insight into the overall costs of the company's reserves growth. Current costs incurred to drill or acquire additional reserves that are higher than the historical cost level raises the overall DD&A rate. Conversely, if reserves are added in the current period at a rate per unit less than existing levels, they average down the company's DD&A rate. Changes from period to period in absolute DD&A expense are determined by production levels, the mix of production (high cost country versus a low cost country) and the impact of recent spending (higher or lower DD&A rates).

     Full-cost DD&A expense of $1.1 billion, increased $146 million compared to 2003. Approximately 59 percent of the increase in absolute costs was related to higher production levels, mainly in the North Sea, Egypt and China. The balance was primarily attributable to higher drilling costs, as our 2004 DD&A rate increased $.42 to $7.01 per boe. The increase in per unit costs is primarily attributable to our North American operations where high commodity prices have led to increased demand for drilling services and thus higher drilling costs. Additionally, high commodity prices have increased the costs of properties available for acquisition and therefore, the cost of properties we acquired in 2004 were higher than our historical cost. A full year's production from China, which carries the second highest DD&A rate in the Company, also contributed to the increase in the worldwide rate. These increases were partially offset by a decrease in the DD&A rate in Egypt from a successful exploration and development program which added significant reserves through drilling at lower costs.

     Our 2003 full-cost DD&A expense of $1 billion increased $220 million compared to 2002. The majority of the increase in absolute costs was related to production increases following our acquisitions from BP and Shell in the Gulf of Mexico and from BP in the North Sea and first production in China. On a per unit basis, our DD&A rate in 2003 increased $.30 to $6.59 from $6.29 in 2002. The increase was driven by higher drilling costs in Australia, Egypt and the U.S. and higher acquisition costs in the U.S. In addition, China and the North Sea contributed to the increase in per unit rates, with production reported for the first time in 2003 at higher DD&A rates than other regions.

     Depreciation of other assets increased $3 million in 2004, in line with our overall growth.

  Impairments

     We assess all of our unproved properties for possible impairment on a quarterly basis based on geological trend analysis, dry holes or relinquishment of acreage. When an impairment occurs, costs associated with these properties are generally transferred to our proved property base where they become subject to amortization. Impairments in international areas without proved reserves are charged to earnings upon determination that impairment has occurred. In 2002, we impaired $20 million in Poland ($12 million after-tax). In 2003, we impaired the final $13 million ($8 million after-tax) of unproved property costs in Poland.

     Goodwill became subject to a periodic fair-value-based impairment assessment in 2002. Goodwill totaled $189 million on December 31, 2004 and no impairment was recorded in either 2004 or 2003. For further discussion, see Note 1, Summary of Significant Accounting Policies of Item 15 in this Form 10-K.

  Lease Operating Costs

     Lease operating costs (LOE) are generally comprised of several components; direct operating costs, repair and maintenance costs, workover costs and ad valorem tax costs. LOE is driven in part by the type of commodity produced, the level of workover activity and the geographical location of the properties. Oil is inherently more expensive to produce than natural gas. Workovers continue to be an important part of our strategy enabling us to exploit our existing reserve base by accelerating production and taking advantage of high commodity prices. Repair and maintenance costs are higher on offshore properties and in areas with remote plants and facilities. Commodity prices and exchange rates also impact LOE. Historically, electricity, fuel and other service costs have risen in high commodity price environments, leading to an increase in industry-wide LOE. Rising per unit operating costs remained a challenge in 2004, especially in North America. The Company reviews production costs in each of its core areas on a monthly basis and pursues alternatives in maintaining efficient levels of costs. Fluctuations in exchange rates also impact the Company's LOE in Canada, Australia and the North Sea. The dollar has generally weakened against these currencies, particularly in 2004, increasing the impact of foreign exchange rates on the Company's per unit costs in these countries. The following discussion will focus on per unit operating costs as this is the most informative method of analyzing LOE trends. Acquisitions increase absolute LOE costs, but they do not necessarily increase per unit costs or lower margins.

     On a per unit/boe produced basis, 2004 LOE increased $.68 to $5.27 per boe. The increase was primarily attributable to an increase in industry-wide service costs in North America with higher commodity prices (see discussion in preceding paragraph), the increase in currency exchange rates in Canada, North Sea and Australia, and higher expense resulting from our incentive programs, primarily stock-based programs which we began expensing in 2003. Per unit costs were also negatively impacted by the combined impact of lost production and additional costs related to Hurricane Ivan in the Gulf of Mexico and higher repair and maintenance costs in Australia. These increases offset the impact of a $2.75 decline in the unit cost in the North Sea, where our investments to increase production and lower operating costs over the long-term are beginning to pay off.

     During 2003, the Company LOE per boe increased $.92 to $4.59, with all of the increase occurring outside the U.S. Half of the increase was attributable to our acquisition of the North Sea Forties field, which is located offshore, produces oil and carries a higher unit rate than our other core areas. Upon taking over operations, we performed multiple platform turnarounds and repair and maintenance projects aimed at increasing production efficiency and lowering operating costs over the long-term. The remainder of the increase was related to an increase in currency exchange rates, the impact of higher commodity prices in Canada, more workover activity in Egypt and higher repair and maintenance costs in Australia. The LOE rate in the U.S. declined as the impact from the additional absolute costs associated with the acquisitions were more than offset by the incremental production.

  Gathering and Transportation Costs

     Apache generally sells oil and natural gas under two types of agreements, typical in our industry. Both types of agreements include a transportation charge. One is a netback arrangement, under which Apache sells oil or natural gas at the wellhead and collects a price, net of transportation incurred by the purchaser. In this case, the Company records sales at the price received from the purchaser which is net of transportation costs. Under the other arrangement, Apache sells oil or natural gas at a specific delivery point, pays transportation to a third-party carrier and receives from the purchaser a price with no transportation deduction. In this case, the Company records the transportation cost as gathering and transportation costs. The Company's treatment of transportation costs is pursuant to Emerging Issues Task Force Issue 00-10, "Accounting or Shipping and Handling Fees and Costs" and as a result a portion of our transporting costs is reflected in sales prices and a portion is reflected as Gathering and Transportation Costs rendering the separately identified transportation costs incomplete.

     In both the U.S. and Canada, Apache sells oil and natural gas under both types of arrangements. In the North Sea, Apache pays transportation to a third-party carrier and receives a purchase price with no transportation deduction. In Australia, oil and natural gas are sold under netback arrangements. In China, we incur costs for barges to transport crude oil to onshore terminal facilities. In Egypt, our oil and natural gas production has historically been sold to EGPC under netback arrangements. Apache exported three inaugural cargoes of Egyptian crude oil in 2004 pursuant to netback arrangements with third parties. Future export cargoes may be sold under similar terms or Apache may arrange shipping and receive prices without transportation deductions. The following table presents gathering and transportation costs paid directly by Apache to third party carriers for each of the periods presented.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (IN MILLIONS)
U.S. .......................................................  $28    $21    $17
Canada......................................................   31     28     21
North Sea...................................................   22     11     --
China.......................................................    1     --     --
                                                              ---    ---    ---
Total Gathering and Transportation..........................  $82    $60    $38
                                                              ===    ===    ===

     These costs are primarily related to the transportation of natural gas in our North American operations and crude oil in the North Sea. Transportation costs in the U.S. increased 33 percent on higher volumes transported under third-party transportation contracts, compared to the prior-year period. Canada's 2004 costs were 11 percent higher than 2003 because of an increase in third-party transportation rates and the impact of a weaker U.S. dollar. The North Sea's costs increased on production growth and a full year of production.

     In 2003, the increase in Canada primarily involved higher third-party transportation charges for gas transported from several fields, increased production volumes from 2002 acquisitions and transportation charges for crude oil as we began taking our oil "in-kind" and marketing it ourselves instead of selling it at the lease. The increase in the U.S. is related to the higher volumes transported under third-party transportation contracts, compared to the prior-year period. In the North Sea, these costs are related to the transportation of crude oil upon our entry to the region in April 2003.

  Severance and Other Taxes

     Severance and other taxes are comprised primarily of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia. In both 2004 and 2003, these severance taxes, which are generally based on a percentage of oil and gas production revenues, represented the majority of the total severance and other taxes incurred. The other tax components are primarily made up of the Australian Petroleum Resources Rent Tax (PRRT), to which Apache first became subject in 2002, the Petroleum Revenue Tax (PRT) on the North Sea properties and the Canadian Large Corporation Tax, Saskatchewan Capital Tax, Saskatchewan Resource Surtax and Freehold Mineral Tax. Oil and gas production revenues generated from Egypt, Canada and the North Sea are not subject to severance taxes. The table below presents a comparison of these expenses.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Severance taxes.............................................  $127   $ 77   $53
U.K. PRT....................................................   (61)    20    --
Canadian taxes..............................................    23     20    10
Other.......................................................     5      5     4
                                                              ----   ----   ---
Total Severance and Other Taxes.............................  $ 94   $122   $67
                                                              ====   ====   ===

     In 2004, severance and other taxes decreased 23 percent, or $28 million. Severance and other taxes in the U.S. increased $15 million, in line with higher production revenues. Australia's taxes increased $36 million as production from the Legendre field crossed a cumulative threshold, triggering an excise tax. U.K. PRT tax is based on revenues less qualifying operating costs and capital spending. Apache was in a PRT credit position for 2004 as deductible capital spending exceeded taxable cash flows from the Forties field. Canadian taxes increased $3 million on an increase in Freehold Mineral Taxes.

     In 2003, severance and other taxes increased 81 percent, or $54 million. Twenty million dollars of the increase is associated with PRT expense in the North Sea, where Apache began operating in April 2003. Canadian taxes increased $10 million as a result of currency exchange rate increases and higher prices in 2003, and a $2 million refund in 2002. U.S. and Australia severance taxes increased $17 million and $7 million, respectively, in line with higher production revenues.

  General and Administrative Expenses

     General and administrative expenses (G&A) of $1.06 per boe for 2004 increased $.15 per boe over 2003. Absolute costs increased $35 million, or 25 percent. Over $21 million, or 61 percent of the additional expense is related to the impact Apache's rising stock price had on stock-based compensation programs and incremental incentive compensation. The impact from the higher stock price stems from Apache's decision, effective January 1, 2003, to expense stock-based compensation plans (see Note 8, Capital Stock of Item 15 in this Form 10-K). Approximately $3 million, or 8 percent, of the increase is related to our new North Sea operations, with the first full year of operations in 2004. The balance of the increase was related to higher audit and tax fees, increased insurance premiums, and expansion of the Company's gas marketing group.

     General and administrative expenses of $.91 per boe for 2003 increased $.07 per boe over 2002. Absolute costs increased $34 million, or 32 percent. Over $11 million, or 34 percent, is associated with expensing compensation, including Stock Appreciation Rights (SARs), stock options, restricted stock and incremental incentive compensation. Approximately $9 million, or 28 percent, of the increase is related to our new North Sea operations. The balance of the increase was related to the Company's decision to increase its charitable contributions, expansion of the Company's new gas marketing group and transition costs incurred on acquisitions.

  Financing Costs, Net

     The major components of financing costs, net, include interest expense and capitalized interest. Net financing costs were slightly higher than in 2003. Gross interest expense decreased $1 million in 2004, a result of a lower average debt balance. This decrease was offset by a $2 million decrease in the amount of interest capitalized, a result of a lower average unproved property balance. Our weighted-average cost of borrowing on December 31, 2004 was 6.1 percent compared to 6.4 percent on December 31, 2003.

     Net financing costs for 2003 increased $2 million compared to 2002 with a $13 million increase in expense largely offset by an increase in capitalized interest. Five million dollars of the increase is interest expense related to the write-off of unamortized fees triggered by the retirement of preferred interests of subsidiaries discussed below. The remaining $8 million of higher interest expense was attributable to a higher average debt balance in 2003 compared to 2002. Capitalized interest increased $12 million driven by a higher unproved property balance associated with acquisitions and an active drilling program. If net financing costs included distributions from Preferred Interests of Subsidiaries, net financing costs would have decreased by approximately $5 million.

  Provision for Income Taxes

     2004 income tax expense of $993 million was $166 million or 20 percent higher than in 2003. The higher taxes were primarily associated with higher income driven by higher oil and gas production revenues in 2004. Our effective tax rate was 37.29 percent in 2004 compared to 43.02 percent in 2003. The 2003 effective tax rate included $172 million of additional deferred tax expense because of currency fluctuations compared to $58 million in 2004.

     2003 income tax expense of $827 million was $482 million or 140 percent higher than the 2002. The higher taxes were primarily associated with higher income in 2003 and, to a lesser extent, a higher effective tax rate. Our effective tax rate increased primarily because of $172 million of additional deferred tax expenses resulting from currency fluctuations. The impact caused by currency fluctuations was partially offset by a $71 million reduction in deferred tax expense related to a reduction in Canadian federal statutory income tax rates. Our effective tax rate for 2003 was 43.02 percent compared to 38.34 percent for the prior year. For a discussion of Apache's sensitivity to foreign currency fluctuations, please refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, "Foreign Currency Risk" of this Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL INDICATORS

                                                                  AT DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
MILLIONS OF DOLLARS EXCEPT AS INDICATED                       ------   ------   ------
Current ratio...............................................    1.05     1.10     1.44
Net cash provided by operation activities...................  $3,232   $2,706   $1,381
Total debt(1)...............................................   2,588    2,327    2,595
Shareholders' equity........................................   8,204    6,533    4,924
Percent of total debt to capitalization(1)..................      24%      26%      35%
Floating-rate debt/total debt(1)............................      15%       6%      29%

(1) Year-end 2002 debt included $437 million of preferred interests of subsidiaries. The Company retired its preferred interests of subsidiaries in September 2003.

OVERVIEW

     Apache's primary uses of cash are exploration, development and acquisition of oil and gas properties, costs and expenses necessary to maintain continued operations, repayment of principal and interest on outstanding debt and payment of dividends.

     Our business, as with other extractive industries, is a depleting one in which each barrel produced must be replaced or the Company, and a critical source of our future liquidity, will shrink. Cash investments are continuously required to fund exploration and development projects and acquisitions which are necessary to offset the inherent declines in production and proven reserves. See
Item 1 and 2, Business and Properties, "Risks Factors Related to Our Business and Operations," in this Form 10-K. Future success in maintaining and growing reserves and production will be highly dependent on having adequate capital resources available, on our success in both exploration and development activities and on acquiring additional reserves.

     Our year-end reserve life index indicates an average decline of 8.5 percent per year. This projection is based on prices at year-end, except in those instances where future natural gas and oil sales are covered by physical contract terms providing for higher or lower amounts, estimates of investments required to develop estimated proved undeveloped reserves, costs and taxes reflected in our standardized measure in Note 14, Supplemental Oil and Gas Disclosures (Unaudited) of Item 15 in this Form 10-K.

     The Company funds its exploration and development activities primarily through net cash provided by operating activities (cash flow) and budgets capital expenditures based on projected cash flow. Our cash flow, both in the short and long-term, is impacted by highly volatile oil and natural gas prices, production levels, industry trends impacting operating expenses and our ability to continue to acquire or find high-margin reserves at competitive prices. For these reasons, we only forecast, for internal use by management, an annual cash flow. Longer term cash flow and capital spending projections are not used by management to operate our business. The annual cash flow forecasts are revised monthly in response to changing market conditions and production projections. Apache routinely adjusts capital expenditure budgets in response to the adjusted cash flow forecasts and market trends in drilling and acquisitions costs.

     The Company has historically utilized internally generated cash flow, committed and uncommitted credit facilities and access to both debt and equity capital markets for all other liquidity and capital resources needs. Apache's ability to access the debt capital market is supported by its investment grade credit ratings. Because of the liquidity and capital resources alternatives available to Apache, including internally generated cash flows, Apache's management believes that its short-term and long-term liquidity is adequate to fund operations, including its capital spending program, repayment of debt maturities and any amounts that may ultimately be paid in connection with contingencies.

     Apache's senior unsecured debt is currently rated investment grade by Moody's, Standard and Poor's and Fitch with ratings of A3, A- and A, respectively.

     The Company's ratio of current assets to current liabilities was 1.05 at December 31, 2004 compared to 1.10 at the end of last year. Year-end 2004 current receivable and payable balances increased by $450 million and $463 million, respectively, from December 31, 2003. The increase in current receivables was primarily attributable to the impact of higher commodities prices and increased production on receivables from the sale of oil and natural gas. In addition, current receivables include amounts collectible from insurance proceeds for lost production and physical damage resulting from Hurricane Ivan in the Gulf of Mexico in the fourth quarter of 2004. The increase in current payables is primarily attributable to an increase in trade payables because of an increased number of drilling and development projects in progress at the end of 2004 versus year-end 2003 and the impact of higher commodity prices and production on revenue payable to third party royalty and working interest owners.

NET CASH PROVIDED BY OPERATING ACTIVITIES

     Apache's net cash provided by operating activities during 2004 totaled $3.2 billion, up from $2.7 billion in 2003. The increase in 2004 cash flow is attributed primarily to the significant increase in commodity prices. The Company's averaged realized oil and natural gas prices increased 27 and 7 percent, respectively; a reflection of higher worldwide commodity prices. Higher production also increased our 2004 cash flow. Oil and natural gas production increased 13 and one percent, respectively, a result of acquisitions and a successful drilling program. These increases were partially offset by higher production costs attributable to the effect of increased commodity prices, an increase in exchange rates in Canada, North Sea and Australia, costs related to Hurricane Ivan and increases in costs from our stock based employee incentive programs. The Company reviews production costs for each core area on a monthly basis and pursues alternatives in maintaining efficient levels of costs and expenses. For a more detailed discussion of commodity prices, production, costs and expenses, please refer to the Results of Operations section of this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Apache's 2003 cash flows totaled $2.7 billion, an increase of 96 percent from 2002 cash flows of $1.4 billion. The increase was attributable primarily to higher oil and gas production revenues which were driven by increases in both production volumes and realized prices and partially offset by higher operating expenses. Oil and natural gas production increased 34 and 13 percent, respectively. The increase in oil production was primarily attributable to our acquisition of properties in the North Sea and first production from our China operations. The increase in natural gas production was primarily related to two significant acquisitions in the Gulf of Mexico, which offset declines in other core areas. Oil and natural gas prices increased 12 and 61 percent, respectively on higher worldwide commodity prices. Higher lease operating costs were primarily attributable to the acquisition of the North Sea properties, which carry a higher rate per unit than our other core areas, and where, upon taking over operations, we performed multiple platform turnarounds and repair and maintenance projects aimed at increasing production and lowering operating costs over the long-term. Outside of the United States, costs were higher with an increase in exchange rates and the impact of higher commodity prices in Canada, more workover activity in Egypt and higher repair and maintenance costs in Australia. For a more detailed discussion of commodity prices, production, operating costs and acquisitions please refer to the Results of Operations section of this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Historically, fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Sales volume changes have also impacted cash flow in the short-term, but have not been as volatile as commodity prices in the past. Apache's long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations.

DEBT

     During 2004, we continued to strengthen our financial flexibility and to build on the solid financial positions of previous years. We exited 2004 with a debt-to-capitalization ratio of 24 percent, a decrease of two percent from year-end 2003, with slightly higher debt offset by increases in equity resulting from earnings. At year-end 2004 the Company had long-term debt of $2.6 billion, $261 million higher than year-end 2003, as the Company's $3.4 billion in capital spending slightly exceeded internally generated cash flow. The Company's outstanding debt consisted of $396 million under our commercial paper program and uncommitted lines of credit and a total of $2.2 billion of other debt. This other debt included notes and debentures maturing in the years 2006 through 2096. Approximately $.3 million, $173 million, $.4 million, $497 million and $1.9 billion mature in 2006, 2007, 2008, 2009 and thereafter, respectively. During 2004, the Company maintained its senior unsecured long-term debt ratings of A3 from Moody's and A- from Standard and Poor's. In June 2004, Fitch upgraded Apache's senior unsecured long-term debt rating from A- to A.

     The Company has a $1.2 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper balances of $392 million and $130 million at December 31, 2004 and 2003, respectively, were classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under its U.S. credit facilities. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company's U.S. credit facilities are available as a 100 percent backstop. The weighted-average interest rate for commercial paper was 1.79 percent in 2004 and 1.19 percent in 2003.

     As of December 31, 2004, available borrowing capacity under our credit facilities was $1.1 billion. We had $111 million in cash and cash equivalents on hand at December 31, 2004, an increase from $34 million at the prior year-end.

     On May 28, 2004, the Company's $750 million 364-day U.S. credit facility matured and was replaced with a new five-year credit facility which matures May 28, 2009. Also on this date, the Company amended its existing $450 million facility and its two existing $150 million facilities in order to make their terms consistent with the new five-year facility. Significant changes included raising the cross-default threshold, increasing flexibility under the negative lien covenant and eliminating covenants which established minimum levels for tangible net worth and book values for assets of Apache and certain subsidiaries.

     The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. The negative covenants include restrictions on the Company's ability to create liens and security interests on our assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics liens. The Company may incur liens on assets located in the U.S., Canada and Australia of up to five percent of the Company's consolidated assets, which approximated $775 million at December 31, 2004. There are no restrictions on incurring liens in countries other than the U.S., Canada and Australia. There are also restrictions on Apache's ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee debt of entities not within our consolidated group.

     There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes (MAC clauses). The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S., Canadian and Australian subsidiaries, defaults on any direct payment obligation in excess of $100 million or has any unpaid, non-appealable judgment against it in excess of $100 million. The Company was in compliance with the terms of the credit facilities as of December 31, 2004.

STOCK TRANSACTIONS

     The Company periodically uses access to equity capital markets to fund significant acquisitions. On January 22, 2003, in conjunction with the BP transaction, we completed a public offering of approximately 19.8 million shares of common stock, including 2.6 million shares for the underwriters' over-allotment option, for net proceeds of $554 million. The Company currently has no plans to access equity capital markets.

     The Company's board of directors approved a stock split and several stock dividends in 2003, 2002 and 2001; a reflection of their belief that we can reward our shareholders while remaining focused on our primary objective of building Apache to last by achieving profitable growth.

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

OIL AND GAS CAPITAL EXPENDITURES

     The Company funded its exploration and production (E&D) capital expenditures, including Gathering, Transportation and Marketing (GTM) facilities, of $2.5 billion, $1.5 billion and $892 million in 2004, 2003 and 2002, respectively, primarily with internally generated cash flow of $3.2 billion, $2.7 billion and $1.4 billion.

     The Company uses a combination of internally generated cash flow, borrowings under the Company's lines of credit and commercial paper program and, from time to time, issues of public debt or common stock to fund its significant acquisitions. During the three year period presented, the Company primarily used internally generated cash flow or its lines of credit and commercial paper program; which were subsequently paid down with internally generated cash flow. However, in 2003 in conjunction with the BP acquisition, the Company completed a public offering of approximately 19.8 million shares of common stock, including
2.6 million shares for the underwriters' over-allotment option, for net proceeds of $554 million.

     The following table presents a summary of the Company's Capital Expenditures for each of our reportable segments for the past three years.

                                                                     YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                  2004          2003         2002
                                                               ----------    ----------    --------
                                                                          (IN THOUSANDS)
Exploration and Development:
  United States............................................    $  755,056    $  417,701    $302,611
  Canada...................................................       756,912       568,856     258,191
  Egypt....................................................       301,912       242,652     171,160
  Australia................................................       138,694       128,261      89,813
  North Sea................................................       362,054        60,204          --
  Other International......................................        26,493        35,098      38,409
                                                               ----------    ----------    --------
                                                               $2,341,121    $1,452,772    $860,184
                                                               ==========    ==========    ========
Capitalized Interest.......................................    $   50,748    $   52,891    $ 40,691
                                                               ==========    ==========    ========
Gas Gathering Transmission and Processing Facilities.......    $  138,738    $   38,533    $ 32,155
                                                               ==========    ==========    ========
Acquisitions:
  Oil and gas properties...................................    $1,063,851    $1,568,106    $351,707
  Gas gathering, transmission and processing facilities....            --         5,484       2,875
                                                               ----------    ----------    --------
                                                               $1,063,851    $1,573,590    $354,582
                                                               ==========    ==========    ========

     In 2004, Apache drilled a record number of wells and completed two significant acquisitions. Each of our North America operating areas drilled a record number of wells in 2004. In the Gulf of Mexico the majority of our activity focused in and around our existing asset base, including continued exploitation of the properties purchased from BP and Shell in 2003 and the Anadarko properties purchased in 2004. In the Central region, where Apache got its start 50 years ago, estimated proved reserves increased 20 percent in 2004 through a combination of the ExxonMobil acquisition and Apache's most active drilling year, completing 268 of 283 wells in the region. Canada was our most active area with over 1,300 wells drilled, three-fourths of which were shallow development wells, with over 92 percent completed as producers. At the Forties Field, an experienced workforce is tackling projects to extend the life of the largest field in the United Kingdom sector of the North Sea. Production increases at Forties -- the anchor of Apache's newest core area -- were driven by Apache's first drilling program since acquiring the field and a maintenance program aimed at improving efficiency of the field. During 2004, Apache completed 12 of 17 wells drilled as part of a $362 million capital program, including $150 million of maintenance and operations capital expenditures. In Egypt and Australia, Apache continued its successful exploration programs with several new discoveries. Our continuing development program in Egypt increased gross production to over 100,000 b/d for the first time. Capital expenditures in China decreased in 2004 with the completion of production facilities and first production in the second half of 2003. In 2004, Apache added 444.7 MMboe of estimated proved reserves through acquisitions, drilling and revisions. During 2004, GTM expenditures included additional gathering system pipelines in Egypt and a gas plant expansion on Varanus Island in Australia.

     In 2003, E&D capital expenditures increased approximately $593 million over the previous year with more drilling and development activity in each of our cores areas. Apache drilled more wells than it ever had in Canada, completing 913 of 984 wells. Apache's successful drilling program in Egypt pushed production to then all-time highs and resulted in several discoveries, including the largest discovery in the history of the Company at the Qasr-1X well in the Khalda Offset Concession. In the North Sea, which Apache acquired in April 2003, we began a program of upgrades to the surface facilities to increase efficiencies.

     For 2005, we plan another active year of drilling. Because we revise our estimates of exploration and development capital expenditures frequently throughout the year based on industry conditions and results to date, accurately projecting future expenditures is difficult at best. However, our preliminary estimate of exploration and development capital expenditures for 2005 is in excess of $2.5 billion. We do not project estimates for acquisitions because their timing is unpredictable. However, we continually look for properties which we believe will add value and earn adequate rates of return and will take advantage of those opportunities as they arise.

CASH DIVIDEND PAYMENTS

     The Company has paid cash dividends on its common stock for 40 consecutive years through 2004. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors. Common dividends paid during 2004 rose 26 percent to $85 million, reflecting the increase in common shares outstanding and the higher common stock dividend rate. The Company increased its quarterly cash dividend 33 percent, to eight cents per share from six cents per share, effective with the November 2004 dividend payment.

     During 2004, Apache paid a total of $6 million in dividends on its Series B Preferred Stock issued in August 1998. Dividends on the Series C Preferred Stock were paid through May 15, 2002, when the shares automatically converted to common stock. See Note 8, Capital Stock of Item 15 in this Form 10-K. Common dividends paid during 2003 rose 19 percent to $67 million, reflecting the increase in common shares outstanding and the higher common stock dividend rate.

CONTRACTUAL OBLIGATIONS

     We are subject to various financial obligations and commitments in the normal course of operations. These contractual obligations represent known future cash payments that we are required to make and relate primarily to long-term debt, operating leases, pipeline transportation commitments and international commitments. The Company expects to fund these contractual obligations with cash generated from operating activities. The following table summarizes the Company's contractual obligations as of December 31, 2004. See
Note 10, Commitments and Contingencies of Item 15 in this Form 10-K for further information regarding these obligations.

                                NOTE
CONTRACTUAL OBLIGATIONS       REFERENCE     TOTAL        2005       2006       2007      2008       2009     THEREAFTER
-----------------------       ---------   ----------   --------   --------   --------   -------   --------   ----------
                                                                   (IN THOUSANDS)
Long-term debt..............    Note 5    $2,588,390   $    830   $    274   $172,530   $   353   $495,662   $1,918,741
Operating leases and other
  commitments...............   Note 10       360,443    127,592     72,566     47,579    31,273     17,257       64,176
International lease
  commitments...............   Note 10       179,694     48,437     36,042     76,528    15,687      3,000           --
Operating costs associated
  with pre-existing
  volumetric production
  payments on acquired
  properties................    Note 2       118,804     49,112     37,362     24,088     8,242         --           --
                                          -----------------------------------------------------------------------------
Total Contractual
  Obligations(a)(b).........              $3,247,331   $225,971   $146,244   $320,725   $55,555   $515,919   $1,982,917
                                          =============================================================================

(a) This table does not include the liability for dismantlement, abandonment and restoration costs of oil and gas properties. Effective with adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, the Company recorded a separate liability for the fair value of this asset retirement obligation. See Note 4, Asset Retirement Obligation of
     Item 15 in this Form 10-K for further discussion.

(b) This table does not include the Company's pension or postretirement benefit obligations. See Note 10, Commitments and Contingencies of Item 15 in this Form 10-K for further discussion.
---------------

     Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess any impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache's management feels that it has adequately reserved for its contingent obligations. The Company has reserved approximately $11 million for environmental remediation. The Company has also reserved approximately $10 million for various legal liabilities, in addition to the $71 million, plus interest, we accrued for the Texaco China B.V. litigation. See Note 10, Commitments and Contingencies of Item 15 in this Form 10-K for a detailed discussion of the Company's environmental and legal contingencies.

     In 2004, the Company accrued approximately $10 million for an insurance contingency because of our involvement with Oil Insurance Limited (OIL). Apache is a member of this insurance pool which insures specific property, pollution liability and other catastrophic risks of the Company. As part of its membership, the Company is contractually committed to pay termination fees if Apache ever withdraws from OIL. Apache does not anticipate withdrawal from the insurance pool; however, the potential termination fee is calculated annually based on past losses and the liability reflecting this potential charge has been accrued. The calculation will change annually based on future period losses incurred by OIL.

     As discussed under Note 2, Acquisitions and Divestitures of Item 15 in this Form 10-K, Apache assumed obligations for pre-existing VPPs in the 2004 acquisition of properties from Anadarko and the 2003 acquisition of properties from Shell. Under the terms of the VPP agreements, Apache is scheduled to deliver a total of 10.7 MMboe in 2005, 7.6 MMboe in 2006, 4.7 MMboe in 2007 and
1.6 MMboe in 2008 to Morgan Stanley as owner of the VPP interests. Morgan Stanley is entitled to the first production and may demand up to 90 percent of the production from the assets encumbered by each VPP in any given month to satisfy the VPP interests. However, they have no right to look to other assets or production of Apache. Apache does not record the reserves and production volumes attributable to the VPPs. As of December 31, 2004, Apache has booked a total of 91 MMboe of reserves attributable to the Anadarko and Shell transactions. The VPPs are non-operating interests, free of costs incurred for operations and production. Apache provided a liability for these costs as reflected in the preceding table.

     Upon closing of our acquisition of the North Sea properties, Apache assumed BP's abandonment obligation for those properties and such costs were considered in determining the purchase price. The purchase of the properties, however, did not relieve BP of its liabilities if Apache fails to satisfy the abandonment obligation. Although not currently required, to ensure Apache's payment of these costs, Apache agreed to deliver a letter of credit to BP if the rating of our senior unsecured debt is lowered by both Moody's and Standard and Poor's from the Company's current ratings of A3 and A-, respectively. Any such letter of credit would be in an amount equal to the net present value of future abandonment costs of the North Sea properties as of the date of any such ratings change. If Apache is required to provide a letter of credit, it will expire if either rating agency restores its rating to the present level. The letter of credit amount would be 136 million British pounds, an amount that represents the letter of credit requirement through March 2006, and will be negotiated annually based on Apache's future abandonment obligation estimates.

     The Company's future liquidity could be impacted by a significant downgrade of its credit ratings by Standard and Poor's and Moody's; however, we do not believe that such a sharp downgrade is reasonably likely. The Company's credit facilities do not require the Company to maintain a minimum credit rating. The negative covenants associated with our debt are outlined in greater detail under "Capital Resources and Liquidity, Debt" in this section of this Form 10-K. In addition, generally under our commodity hedge agreements, Apache may be required to post margin or terminate outstanding positions if the Company's credit ratings decline significantly.

OFF-BALANCE SHEET ARRANGEMENTS

     Apache does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions. Apache entered into a partnership with ExxonMobil to obtain additional interests in specific West Texas and New Mexico oil & gas properties acquired from ExxonMobil in September 2004. As discussed in Note 2, Acquisitions and Divestitures of Item 15 in this Form 10-K, Apache contributed $29 million into this partnership which was determined to be a variable interest entity as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 "Variable Interest Entities." Apache concluded that they were not the primary beneficiary of the partnership and, therefore, proportionately consolidated only the Company's portion of the oil and gas properties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FULL-COST METHOD OF ACCOUNTING FOR OIL AND GAS OPERATIONS

     The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Under the successful-efforts method, costs such as geological and geophysical (G&G), exploratory dry holes and delay rentals, are expensed as incurred where under the full-cost method these types of charges would be capitalized to their respective full-cost pool. In the measurement of impairment of oil and gas properties, the successful-efforts method of accounting follows the guidance provided in Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method, the net book value (full-cost pool) is compared to the future net cash flows discounted at 10 percent using commodity prices in effect on the last day of the reporting period (ceiling limitation). If the full-cost pool is in excess of the ceiling limitation, the excess amount is charged through income.

     We have elected to use the full-cost method to account for our investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these finding activities. Although some of these costs will ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. In addition, gains or losses on the sale or other disposition of oil and gas properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. As a result, we believe that the full-cost method of accounting better reflects the true economics of exploring for and developing oil and gas reserves. Our financial position and results of operations would have been significantly different had we used the successful-efforts method of accounting for our oil and gas investments. Generally, the application of the full-cost method of accounting for oil and gas property results in higher capitalized costs and higher DD&A rates compared to similar companies applying the successful efforts methods of accounting.

RESERVE ESTIMATES

     Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. As such, our reserve engineers review and revise the Company's reserve estimates at least annually.

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

     We engage an independent petroleum engineering firm to review our estimates of proved hydrocarbon liquid and gas reserves. During 2004, 2003 and 2002, their review covered 79, 78 and 68 percent of the reserve value, respectively.

COSTS EXCLUDED

     Under the full-cost method of accounting, oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. Apache excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly by the Company's accounting, exploration and engineering staffs to determine if impairment has occurred. Nonproducing leases are evaluated based on the progress of the Company's exploration program to date. Exploration costs are transferred to the DD&A pool upon completion of drilling individual wells. The amount of any impairment is transferred to the capitalized costs being amortized (the DD&A pool) or a charge is made against earnings for those international operations where a proved reserve base has not yet been established. Impairments transferred to the DD&A pool increase the DD&A rate for that country. For international operations where a reserve base has not yet been established, all costs associated with a prospect or play would be considered quarterly for impairment upon full evaluation of such prospect or play. This evaluation considers among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

     Beginning in 2001, we experienced a gradual decline in the timeliness of receipts from EGPC for our Egyptian oil and gas sales. Deteriorating economic conditions in Egypt lessened the availability of U.S. dollars, resulting in a one to two month delay in receipts from EGPC. During 2004, we experienced wide variability in the timing of cash receipts, but our past due balance improved at year-end. We have not established a reserve for these Egyptian receivables because we continue to get paid, albeit late, and have no indication that we will not be able to collect our receivable.

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

     In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Apache adopted this statement effective January 1, 2003, as discussed in Note 4, Asset Retirement Obligation of Item 15 of this Form 10-K. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets ("asset retirement obligations" or "ARO"). Primarily, the new statement requires the Company to record a separate liability for the discounted present value of the Company's asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet. As such, beginning in 2003 our depletion expense is reduced since we will deplete a discounted ARO rather than the undiscounted value previously depleted in our oil and gas property base. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which reflects increases in the discounted asset retirement obligation over time.

     Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing Asset Retirement Obligation liability, a corresponding adjustment is made to the oil and gas property balance.

     Also, the Company had to determine how to incorporate the asset retirement obligations into the quarterly calculation of its full-cost ceiling tests (see
Note 1, Summary of Significant Accounting Policies of Item 15 in this Form 10-K). SFAS No. 143 is silent with respect to this issue and, although there were various views, the Company initially elected to perform the calculation similarly to the prior year by including expected abandonment costs as a reduction to the present value of future net revenues used to determine the ceiling limitation. The oil and gas property balance is capped by this limitation. Because abandonment costs are now reflected in the oil and gas property balance, the Company reduced the property balance by the accrued abandonment liability to place it on a comparable basis with the ceiling.

     In September 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 106 to provide new guidance on how asset retirement obligations should impact the calculation of the ceiling test. The new guidance states that the property balance should not be adjusted; however, the expected future abandonment costs should be omitted from the present value ceiling limitation to provide for a comparable basis when performing the calculation. Based on this guidance, the Company changed its method of calculating the ceiling test as of year end and there was no material impact to the financial statements.

INCOME TAXES

     Our oil and gas exploration and production operations are currently located in seven countries. As a result, we are subject to taxation on our income in numerous jurisdictions. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

     The Company regularly assesses and, if required, establishes accruals for tax contingencies that could result from assessments of additional tax by taxing jurisdictions in countries where the Company operates. Tax reserves have been established, and include any related interest, despite the belief by the Company that certain tax positions have been fully documented in the Company's tax returns. These reserves are subject to a significant amount of judgment and are reviewed and adjusted on a periodic basis in light of changing facts and circumstances considering the progress of ongoing tax audits, case law and any new legislation. The Company believes that the reserves established are adequate in relation to the potential for any additional tax assessments.

DERIVATIVES

     Apache uses derivative contracts on a limited basis to manage its exposure to oil and gas price volatility and foreign currency volatility. The Company accounts for the contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The estimated fair values of Apache's derivative contracts within the scope of this statement are carried on the Company's consolidated balance sheet. For oil and gas derivative contracts designated and qualifying as cash flow hedges, realized gains and losses are recognized in oil and gas production revenues when the forecasted transaction occurs. For foreign currency forward contracts designated as qualifying as cash flow hedges, realized gains and losses are generally recognized in lease operating expense when the forecasted transaction occurs. SFAS No. 133 requires that gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting be "marked-to-market" and reported in current period income, rather than in the period in which the hedged transaction is settled. Realized gains and losses on derivative contracts not qualifying as cash flow hedges are reported in Other.

     The fair value estimate of Apache's derivative contracts requires judgment; however, the Company's derivative contracts are either exchange traded or valued by reference to commodities and currencies that are traded in highly liquid markets. As such, the ultimate fair value is determined by references to readily available public data. Option valuations are verified against independent third-party quotations. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, "Commodity Risk" in this Form 10-K for commodity price sensitivity information and the Company's policies related to the use of derivatives.

STOCK-BASED COMPENSATION

     During 2002, Apache began modifying its stock compensation plans in order to reflect the cost of these plans in the Statement of Consolidated Operations. As part of this effort, Apache began issuing stock appreciation rights and restricted stock and, effective January 1, 2003, adopted the expense provisions of SFAS No. 123 "Accounting for Stock Based Compensation," as amended, on a prospective basis for all stock options granted under the Company's existing option plans. Consistent with the Company's desire to reflect the ultimate cost of stock compensation plans on the income statement, Apache early adopted the provisions of SFAS No. 123-R "Share-Based Payment" upon the FASB's issuance of the revised statement in the fourth quarter 2004. In response to certain changes in U.S. tax laws passed in 2004, for future compensation the Company plans to make grants of stock options, rather than share appreciation rights, assuming the Company's shareholders approve a new stock option plan at the 2005 annual meeting of shareholders.

     Upon adoption of SFAS No. 123-R, all stock based compensation awards that vested during 2004 are now reflected in the Company's net income for the year. Awards that vested in prior years continue to be reflected in the income statement under the accounting guidelines in place for the applicable year. Awards granted in future periods will be valued on the date of grant and expensed using a straight-line basis over the required service period. Pro-forma income statement presentations have been provided for in Note 1. Summary of Significant Accounting Policies of Item 15 in this Form 10-K to present a comparative basis of all plans outstanding during the reported periods.

     The Company chose to adopt the statement under the "Modified Retrospective" approach as prescribed under SFAS No. 123-R. Under this approach, the Company is required to expense all options and stock based compensation that vested during the year of adoption based on the fair value of the stock compensation determined on the date of grant. Had the Company not early adopted SFAS No. 123-R under this transition approach, 2004 net income would have been lower by $89 million ($56 million after tax) or $.17 per diluted share. Normally, net income would be negatively impacted by adopting SFAS No. 123-R under this transition method. However, the Company's Share Appreciation Plan which triggered in 2004 has a fair market value based expense recorded under the provisions of SFAS No. 123-R that is substantially less than the intrinsic value cost that would have been recorded under the provisions of APB Opinion No. 25. Please refer to Note 8, Capital Stock of Item 15 of this Form 10-K for a detailed description of the Share Appreciation Plan.

     Also, inherent in expensing stock options and other stock-based compensation under SFAS No. 123-R are several judgments and estimates that must be made. These include determining the underlying valuation methodology for stock compensation awards and the related inputs utilized in each valuation, such as the Company's expected stock price volatility, expected term of the employee option, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards and will be carefully scrutinized for each material grant. For valuation purposes, Apache has historically utilized the Black-Scholes option pricing model, however, the Company is currently evaluating its policy to determine if a different method should be used, such as a lattice model. Apache's next grant to substantially all Company employees is anticipated to occur in May 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

     The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United States and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Monthly oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $28.97 per barrel to a high of $43.82 per barrel during 2004. Average gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $4.40 per Mcf to a monthly high of $5.61 per Mcf during the same period. Based on the Company's 2004 worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease revenues by $85 million. Based on the Company's 2004 worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease revenues by $45 million.

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

     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes. As indicated in Note 3, Hedging and Derivative Instruments of Item 15 in this Form 10-K, the Company entered into several derivative positions in conjunction with our 2002, 2003 and 2004 acquisitions. These positions were entered into to preserve our strong financial position in a period of cyclically high gas and oil prices and were designated as cash flow hedges of anticipated production.

     Apache has historically only hedged long-term oil and gas prices related to a portion of its expected production associated with acquisitions. As such, the Company's use of hedging activity remains at a correspondingly low level. In 2004, financial derivative hedges represented approximately 16 percent of the total worldwide natural gas production and four percent of the total worldwide crude oil production. Heading into 2005, hedges in place were entirely related to U.S. production and represented 11 percent and six percent of worldwide production for natural gas and crude oil, respectively.

     On December 31, 2004, the Company had open natural gas derivative positions with a fair value of $(23) million. A 10 percent change in natural gas prices would change the fair value by plus or minus $41 million. The Company also had open oil price swap positions with a fair value of $(28) million. A 10 percent increase in oil prices would reduce the fair value by $31 million. A 10 percent decrease in oil prices would increase the fair value by $28 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2004. See Note 3, Hedging and Derivative Instruments of Item 15 in this Form 10-K for notional volumes and terms associated with the Company's derivative contracts.

     Apache conducts its risk management activities for its commodities under the controls and governance of its risk management policy. The Risk Management Committee, comprising the Chief Financial Officer, Controller, Treasurer and other key members of Apache's management, approve and oversee these controls, which have been implemented by designated members of the treasury department. The treasury and accounting departments also provide separate checks and reviews on the results of hedging activities. Controls for our commodity risk management activities include limits on credit, limits on volume, segregation of duties, delegation of authority and a number of other policy and procedural controls.

INTEREST RATE RISK

     Approximately 85 percent of the Company's year-end 2004 debt is term debt with fixed interest rates, minimizing the Company's exposure to fluctuations in short-term interest rates. At December 31, 2004, the Company had $396 million of floating-rate debt which is subject to fluctuations in short-term interest rates. A 10 percent change in the floating interest rate (approximately 23 basis points) on these year-end balances, would change annual interest expense by approximately $1 million. The Company did not have any open derivative contracts relating to interest rates at December 31, 2004.

FOREIGN CURRENCY RISK

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and gas production is sold under fixed-price Australian dollar contracts. Over half the costs incurred for Australian operations are paid in Australian dollars. In Canada, the majority of oil and gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea production is sold under U.S. dollar contracts and the majority of costs incurred are paid in British pounds. In contrast, all oil and gas production in Egypt is sold for U.S. dollars and the majority of the costs incurred are denominated in U.S. dollars. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars and British pounds are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date.

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

     A 10 percent strengthening of the Australian and Canadian dollars and the British pound as of December 31, 2004 would result in a foreign currency net loss of approximately $68 million. This is primarily driven from foreign currency effects on the Company's deferred tax liability positions in its international operations. The Company began hedging a portion of its foreign exchange risk associated with lease operating expenditures in 2004. The Company's treasury department administers this hedging program. For information on open derivative contracts, please see Note 3, Hedging and Derivative Instruments of Item 15 in this Form 10-K.

FORWARD-LOOKING STATEMENTS AND RISK

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Company's control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, capital expenditure projections, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions and other uncertainties, all of which are difficult to predict.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-65 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The financial statements for the fiscal years ended December 31, 2004, 2003 and 2002, included in this report, have been audited by Ernst & Young LLP, independent public auditors, as stated in their audit report appearing herein.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     G. Steven Farris, the Company's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company's disclosure controls were effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in internal controls over financial reporting during the quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included on Page F-1 in Item 15 of this report.

     The independent auditors attestation report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included on Page F-3 in Item 15 of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There was no change in our internal controls over financial reporting during the period covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Securities Ownership and Principal Holders" in the proxy statement relating to the Company's 2005 annual meeting of stockholders (the Proxy Statement) is incorporated herein by reference.

CODE OF BUSINESS CONDUCT

     Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, we are required to adopt a code of business conduct and ethics for our directors, officers and employees. In February 2004, the Board of Directors adopted the Code of Business Conduct (Code of Conduct), which also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company's Code of Conduct on the Investor Relations page of the Company's website at http://www.apachecorp.com. Any stockholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company's Corporate Secretary. Changes in and waivers to the Code of Conduct for the Company's Directors, Chief Executive Officer and certain senior financial officers will be posted on the Company's website within five business days and maintained for at least 12 months.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table," "Option/SAR Exercises and Year-End Value Table," "Long-Term Incentive Plan Awards Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the caption "Independent Public Accountants" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

      1. Financial Statements

  Report of management........................................    F-1
  Report of independent registered public accounting firm.....    F-2
  Report of independent registered public accounting firm.....    F-3
  Statement of consolidated operations for each of the three
    years in the period ended December 31, 2004...............    F-4
  Statement of consolidated cash flows for each of the three
    years in the period ended December 31, 2004...............    F-5
  Consolidated balance sheet as of December 31, 2004 and
    2003......................................................    F-6
  Statement of consolidated shareholders' equity for each of
    the three years in the period ended December 31, 2004.....    F-7
  Notes to consolidated financial statements..................    F-8

      2. Financial Statement Schedules

        Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

      3. Exhibits

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  2.1     --    Agreement and Plan of Merger among Registrant, YPY
                Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                dated March 27, 1996 (incorporated by reference to Exhibit
                2.1 to Registrant's Registration Statement on Form S-4,
                Registration No. 333-02305, filed April 5, 1996).
  2.2     --    Purchase and Sale Agreement by and between BP Exploration &
                Production Inc., as seller, and Registrant, as buyer, dated
                January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated and filed
                January 13, 2003, SEC File No. 1-4300).
  2.3     --    Sale and Purchase Agreement by and between BP Exploration
                Operating Company Limited, as seller, and Apache North Sea
                Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
                Form 8-K, dated and filed January 13, 2003, SEC File No.
                1-4300).
  3.1     --    Restated Certificate of Incorporation of Registrant, dated
                February 11, 2004, as filed with the Secretary of State of
                Delaware on February 12, 2004 (incorporated by reference to
                Exhibit 3.1 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 2003, SEC File No. 1-4300).
  3.2     --    Bylaws of Registrant, as amended February 5, 2004
                (incorporated by reference to Exhibit 3.2 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 2003,
                SEC File No. 1-4300).
  4.1     --    Form of Certificate for Registrant's Common Stock
                (incorporated by reference to Exhibit 4.1 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 2004, SEC File No. 1-4300).
  4.2     --    Form of Certificate for Registrant's 5.68% Cumulative
                Preferred Stock, Series B (incorporated by reference to
                Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant's
                Current Report on Form 8-K, dated and filed April 18, 1998,
                SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  4.3     --    Form of Certificate for Registrant's Automatically
                Convertible Equity Securities, Conversion Preferred Stock,
                Series C (incorporated by reference to Exhibit 99.8 to
                Amendment No. 1 on Form 8-K/A to Registrant's Current Report
                on Form 8-K, dated and filed April 29, 1999, SEC File No.
                1-4300).
  4.4     --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                Statement on Form 8-A, dated January 24, 1996, SEC File No.
                1-4300).
 10.1     --    Form of Five-Year Credit Agreement, dated May 28, 2004,
                among Registrant, the Lenders named therein, JPMorgan Chase
                Bank, as Administrative Agent, Citibank N.A. and Bank of
                America, N.A., as Co-Syndication Agents, and Barclays Bank
                PLC and UBS Loan Finance LLC. as Co-Documentation Agents
                (excluding exhibits and schedules) (incorporated by
                reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File
                No. 1-4300).
 10.2     --    Form of First Amendment to Combined Credit Agreements, dated
                May 28, 2004, among Registrant, Apache Energy Limited,
                Apache Canada Ltd., the Lenders named therein, JP Morgan
                Chase Bank, as Global Administrative Agent, Bank of America,
                N.A., as Global Syndication Agent, and Citibank, N.A., as
                Global Documentation Agent (excluding exhibits and
                schedules) (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 1-4300).
 10.3     --    Form of Credit Agreement, dated as of June 3, 2002, among
                Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Bank of America, N.A. and Wachovia
                Bank, National Association, as U.S. Co-Syndication Agents,
                and Citibank, N.A. and Union Bank of California, N.A., as
                U.S. Co-Documentation Agents (excluding exhibits and
                schedules) (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-4300).
 10.4     --    Form of 364-Day Credit Agreement, dated as of June 3, 2002, among Registrant, the Lenders named therein, JPMorgan Chase
                Bank, as Global Administrative Agent, Bank of America, N.A.,
                as Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Bank of America, N.A. and BNP Paribas,
                as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New
                York Branch, and Societe Generale, as 364-Day
                Co-Documentation Agents (excluding exhibits and schedules)
                (incorporated by reference to Exhibit 10.3 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002, SEC File No. 1-4300).
 10.5     --    Form of Credit Agreement, dated as of June 3, 2002, among
                Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global
                Administrative Agent, Bank of America, N.A., as Global
                Syndication Agent, Citibank, N.A., as Global Documentation
                Agent, Royal Bank of Canada, as Canadian Administrative
                Agent, The Bank of Nova Scotia and The Toronto-Dominion
                Bank, as Canadian Co-Syndication Agents, and BNP Paribas
                (Canada) and Bayerische Landesbank Girozentrale, as Canadian
                Co-Documentation Agents (excluding exhibits and schedules)
                (incorporated by reference to Exhibit 10.4 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 10.6     --    Form of Credit Agreement, dated as of June 3, 2002, among
                Apache Energy Limited, a wholly-owned subsidiary of
                Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Citisecurities Limited, as Australian
                Administrative Agent, Bank of America, N.A., Sydney Branch,
                and Deutsche Bank AG, Sydney Branch, as Australian Co-
                Syndication Agents, and Royal Bank of Canada and Bank One,
                N.A., Australia Branch, as Australian Co-Documentation
                Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File
                No. 1-4300).
 10.7     --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Khalda Area in Western Desert of Egypt
                by and among Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation and Phoenix Resources Company of
                Egypt, dated April 6, 1981 (incorporated by reference to
                Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                year ended December 31, 1984, SEC File No. 1-547).
 10.8     --    Amendment, dated July 10, 1989, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                Resources Company of Egypt incorporated by reference to
                Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                for quarter ended June 30, 1989, SEC File No. 1-547).
 10.9     --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                Company of Egypt and Conoco Khalda Inc. (incorporated by
                reference to Exhibit 10.1 to Phoenix's Registration
                Statement on Form S-1, Registration No. 33-1069, filed
                October 23, 1985).
 10.10    --    Amendment, dated March 30, 1989, to Farmout Agreement
                relating to the Khalda Area Concession, by and between
                Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                (incorporated by reference to Exhibit 10(d)(5) to Phoenix's
                Quarterly Report on Form 10-Q for quarter ended June 30,
                1989, SEC File No. 1-547).
 10.11    --    Amendment, dated May 21, 1995, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt between Arab Republic of Egypt, the
                Egyptian General Petroleum Corporation, Repsol Exploracion
                Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                Corporation (incorporated by reference to Exhibit 10.12 to
                Registrant's Annual Report on Form 10-K for year ended
                December 31, 1997, SEC File No. 1-4300).
 10.12    --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area in Western Desert of Egypt,
                between Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation, Phoenix Resources Company of Qarun
                and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                Form 10-K for year ended December 31, 1993, SEC File No.
                1-547).
 10.13    --    Agreement for Amending the Gas Pricing Provisions under the
                Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area, effective June 16, 1994
                (incorporated by reference to Exhibit 10.18 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1996,
                SEC File No. 1-4300).
+10.14    --    Apache Corporation Corporate Incentive Compensation Plan A
                (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                1-4300).
+10.15    --    Apache Corporation Corporate Incentive Compensation Plan B
                (Strategic Objectives Format), dated July 16, 1998
                (incorporated by reference to Exhibit 10.14 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
+10.16    --    Apache Corporation 401(k) Savings Plan, dated August 1, 2002
                (incorporated by reference to Exhibit 10.1 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2002, SEC File No. 1-4300).
+10.17    --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                January 27, 2003, effective January 1, 2003 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on
                Form 10-K, as amended by Form 10-K/A, for year ended
                December 31, 2002, SEC File No. 1-4300).
+10.18    --    Apache Corporation Money Purchase Retirement Plan, dated
                August 1, 2002 (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 1-4300).
+10.19    --    Amendment to Apache Corporation Money Purchase Retirement
                Plan, dated January 27, 2003, effective January 1, 2003
                (incorporated by reference to Exhibit 10.20 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 2002,
                SEC File No. 1-4300).
+10.20    --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                restated January 1, 1997, and amendments effective January
                1, 1997, January 1, 1998 and January 1, 1999 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                1-4300).
+10.21    --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated February 22, 2000, effective January 1,
                1999 (incorporated by reference to Exhibit 4.7 to
                Registrant's Registration Statement on Form S-8,
                Registration No. 333-31092, filed February 25, 2000); and
                Amendment dated July 27, 2000 (incorporated by reference to
                Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-31092, filed
                August 18, 2000).
+10.22    --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated August 3, 2001, effective September 1,
                2000 and July 1, 2001 (incorporated by reference to Exhibit
                10.13 to Registrant's Quarterly Report on Form 10-Q, as
                amended by Form 10-Q/A, for the quarter ended June 30, 2001,
                SEC File No. 1-4300).
+10.23    --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated December 18, 2003, effective January 1,
                2004 (incorporated by reference to Exhibit 10.24 to
                Registrant's Annual Report on Form 10-K for year ended
                December 31, 2003, SEC File No. 1-4300).
+10.24    --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to
                Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q,
                as amended by Form 10-Q/A, for the quarter ended September
                30, 2001, SEC File No. 1-4300).
+10.25    --    Apache Corporation 1995 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, as amended by Form
                10-Q/A, SEC File No. 1-4300).
+10.26    --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 5, 2004 (incorporated by reference to
                Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 2003, SEC File No. 1-4300).
+10.27    --    Apache Corporation 1996 Performance Stock Option Plan, as
                amended and restated September 13, 2001 (incorporated by
                reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter
                ended September 30, 2001, SEC File No. 1-4300).
+10.28    --    Apache Corporation 1998 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q,
                as amended by Form 10-Q/A, for the quarter ended September
                30, 2001, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
+10.29    --    Apache Corporation 2000 Stock Option Plan, as amended and
                restated March 5, 2003 (incorporated by reference to Exhibit
                4.5 to Registrant's Registration Statement on Form S-8,
                Registration No. 333-103758, filed March 12, 2003).
+10.30    --    Apache Corporation 2003 Stock Appreciation Rights Plan,
                dated and effective May 1, 2003 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K
                for year ended December 31, 2003, SEC File No. 1-4300).
+10.31    --    1990 Employee Stock Option Plan of The Phoenix Resource
                Companies, Inc., as amended through September 29, 1995,
                effective April 9, 1990 (incorporated by reference to
                Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 1996, SEC File No. 1-4300).
+10.32    --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit
                10.30 to Registrant's Annual Report on Form 10-K for the
                year ended December 31, 2001, SEC File No. 1-4300).
+10.33    --    Apache Corporation Deferred Delivery Plan, as amended and
                restated December 18, 2002, effective May 2, 2002
                (incorporated by reference to Exhibit 4.5 to Post-Effective
                Amendment No. 2 to Registrant's Registration Statement on
                Form S-8, Registration No. 333-31092, filed March 11, 2003).
+10.34    --    Apache Corporation Executive Restricted Stock Plan, as
                amended and restated December 18, 2002, effective May 2,
                2002 (incorporated by reference to Exhibit 4.5 to
                Post-Effective Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-97403, filed
                December 30, 2002).
+10.35    --    Apache Corporation Non-Employee Directors' Compensation
                Plan, as amended and restated May 1, 2003, effective July 1,
                2003 (incorporated by reference to Exhibit 10.1 to
                Registrant's Quarterly Report on Form 10-Q, as amended by
                Form 10-Q/A, for the quarter ended June 30, 2003, SEC File
                No. 1-4300).
+10.36    --    Apache Corporation Outside Directors' Retirement Plan, as
                amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                10-Q, as amended by Form 10-Q/A, for the quarter ended June
                30, 2001, SEC File No. 1-4300).
+10.37    --    Apache Corporation Equity Compensation Plan for Non-Employee
                Directors, as amended and restated February 5, 2004
                (incorporated by reference to Exhibit 10.38 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 2003,
                SEC File No. 1-4300).
+10.38    --    Amended and Restated Employment Agreement, dated December 5,
                1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
+10.39    --    First Amendment, dated April 4, 1996, to Restated Employment
                Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
+10.40    --    Amended and Restated Employment Agreement, dated December
                20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                1-4300).
+10.41    --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                10.6 to Registrant's Annual Report on Form 10-K for year
                ended December 31, 1989, SEC File No. 1-4300).
+10.42    --    Amended and Restated Conditional Stock Grant Agreement,
                dated June 6, 2001, between Registrant and G. Steven Farris
                (incorporated by reference to Exhibit 10.10 to Registrant's
                Quarterly Report on Form 10-Q, as amended by Form 10-Q/A,
                for the quarter ended June 30, 2001, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 10.43    --    Amended and Restated Gas Purchase Agreement, effective July
                1, 1998, by and among Registrant and MW Petroleum
                Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to
                Registrant's Current Report on Form 8-K, dated June 18,
                1998, filed June 23, 1998, SEC File No. 1-4300).
 10.44    --    Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company
                Limited (incorporated by reference to Registrant's Current
                Report on Form 8-K, dated and filed January 13, 2003, SEC
                File No. 1-4300).
*12.1     --    Statement of Computation of Ratios of Earnings to Fixed
                Charges and Combined Fixed Charges and Preferred Stock
                Dividends
 14.1     --    Code of Business Conduct (incorporated by reference to
                Exhibit 14.1 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 2003, SEC File No. 1-4300).
*21.1     --    Subsidiaries of Registrant
*23.1     --    Consent of Ernst & Young LLP
*23.2     --    Consent of Ryder Scott Company L.P., Petroleum Consultants
*24.1     --    Power of Attorney (included as a part of the signature pages to this report)
*31.1     --    Certification of Chief Executive Officer
*31.2     --    Certification of Chief Financial Officer
*32.1     --    Certification of Chief Executive Officer and Chief Financial
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

     (b) Reports filed on Form 8-K

    The following current reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2004:

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

                                          APACHE CORPORATION

                                                 /s/ G. STEVEN FARRIS
                                          --------------------------------------
                                                     G. STEVEN FARRIS
                                          President, Chief Executive Officer and
                                                 Chief Operating Officer

Dated: March 11, 2005

                               POWER OF ATTORNEY

     The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint G. Steven Farris, Roger B. Plank, P. Anthony Lannie, Thomas L. Mitchell, and Jeffrey B. King, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

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

                          NAME                                         TITLE                    DATE
                          ----                                         -----                    ----

                  /s/ G. STEVEN FARRIS                     Director, President, Chief      March 11, 2005
 ------------------------------------------------------    Executive Officer and Chief
                    G. Steven Farris                       Operating Officer (Principal
                                                           Executive Officer)

                   /s/ ROGER B. PLANK                      Executive Vice President and    March 11, 2005
 ------------------------------------------------------    Chief Financial Officer
                     Roger B. Plank                        (Principal Financial Officer)

                 /s/ THOMAS L. MITCHELL                    Vice President and Controller   March 11, 2005
 ------------------------------------------------------    (Principal Accounting
                   Thomas L. Mitchell                      Officer)

                   /s/ RAYMOND PLANK                       Chairman of the Board           March 11, 2005
 ------------------------------------------------------
                     Raymond Plank

                 /s/ FREDERICK M. BOHEN                    Director                        March 11, 2005
 ------------------------------------------------------
                   Frederick M. Bohen

                 /s/ RANDOLPH M. FERLIC                    Director                        March 11, 2005
 ------------------------------------------------------
                   Randolph M. Ferlic

                 /s/ EUGENE C. FIEDOREK                    Director                        March 11, 2005
 ------------------------------------------------------
                   Eugene C. Fiedorek

                 /s/ A. D. FRAZIER, JR.                    Director                        March 11, 2005
 ------------------------------------------------------
                   A. D. Frazier, Jr.

                          NAME                                         TITLE                    DATE
                          ----                                         -----                    ----


              /s/ PATRICIA ALBJERG GRAHAM                  Director                        March 11, 2005
 ------------------------------------------------------
                Patricia Albjerg Graham

                   /s/ JOHN A. KOCUR                       Director                        March 11, 2005
 ------------------------------------------------------
                     John A. Kocur

                 /s/ GEORGE D. LAWRENCE                    Director                        March 11, 2005
 ------------------------------------------------------
                   George D. Lawrence

                   /s/ F. H. MERELLI                       Director                        March 11, 2005
 ------------------------------------------------------
                     F. H. Merelli

                  /s/ RODMAN D. PATTON                     Director                        March 11, 2005
 ------------------------------------------------------
                    Rodman D. Patton

                 /s/ CHARLES J. PITMAN                     Director                        March 11, 2005
 ------------------------------------------------------
                   Charles J. Pitman

                  /s/ JAY A. PRECOURT                      Director                        March 11, 2005
 ------------------------------------------------------
                    Jay A. Precourt

       REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in this annual report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management's best estimates and judgments.

     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal
Control -- Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

     The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors. Ernst & Young LLP have audited and reported on the consolidated financial statements of Apache Corporation and subsidiaries, management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors follow this report on pages F-2 and F-3.

                                          G. Steven Farris
                                          President, Chief Executive Officer
                                          and Chief Operating Officer

                                          Roger B. Plank
                                          Executive Vice President and Chief
                                          Financial Officer

                                          Thomas L. Mitchell
                                          Vice President and Controller
                                          (Chief Accounting Officer)

Houston, Texas
March 11, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

     We have audited the accompanying consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Corporation and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

     As described in Note 8 to the consolidated financial statements, during 2004, the Company adopted the modified prospective provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(revised), "Share-Based Payment." In addition, as described in Notes 1 and 4, effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" and the prospective provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

     We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apache Corporation and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.


                                          ERNST & YOUNG LLP

Houston, Texas
March 11, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Apache Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apache Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Apache Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apache Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.


                                          ERNST & YOUNG LLP

Houston, Texas
March 11, 2005

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                       2004             2003             2002
                                                    ----------       ----------       ----------
                                                    (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
REVENUES AND OTHER:
  Oil and gas production revenues.................  $5,308,017       $4,198,920       $2,559,748
  Other...........................................      24,560           (8,621)             125
                                                    ----------       ----------       ----------
                                                     5,332,577        4,190,299        2,559,873
                                                    ----------       ----------       ----------
OPERATING EXPENSES:
  Depreciation, depletion and amortization........   1,222,152        1,073,286          843,879
  Asset retirement obligation accretion...........      46,060           37,763               --
  International impairments.......................          --           12,813           19,600
  Lease operating costs...........................     864,378          699,663          457,903
  Gathering and transportation costs..............      82,261           60,460           38,567
  Severance and other taxes.......................      93,748          121,793           67,309
  General and administrative......................     173,194          138,524          104,588
  China litigation provision......................      71,216               --               --
  Financing costs:
     Interest expense.............................     168,090          169,090          155,667
     Amortization of deferred loan costs..........       2,471            2,163            1,859
     Capitalized interest.........................     (50,748)         (52,891)         (40,691)
     Interest income..............................      (3,328)          (3,290)          (4,002)
                                                    ----------       ----------       ----------
                                                     2,669,494        2,259,374        1,644,679
                                                    ----------       ----------       ----------
PREFERRED INTERESTS OF SUBSIDIARIES...............          --            8,668           16,224
                                                    ----------       ----------       ----------
INCOME BEFORE INCOME TAXES........................   2,663,083        1,922,257          898,970
  Provision for income taxes......................     993,012          827,004          344,641
                                                    ----------       ----------       ----------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE......   1,670,071        1,095,253          554,329
  Cumulative effect of change in accounting
     principle, net of income tax.................      (1,317)          26,632               --
                                                    ----------       ----------       ----------
NET INCOME........................................   1,668,754        1,121,885          554,329
  Preferred stock dividends.......................       5,680            5,680           10,815
                                                    ----------       ----------       ----------
INCOME ATTRIBUTABLE TO COMMON STOCK...............  $1,663,074       $1,116,205       $  543,514
                                                    ==========       ==========       ==========
BASIC NET INCOME PER COMMON SHARE:
  Before change in accounting principle...........  $     5.10       $     3.38       $     1.83
  Cumulative effect of change in accounting
     principle....................................          --              .08               --
                                                    ----------       ----------       ----------
                                                    $     5.10       $     3.46       $     1.83
                                                    ==========       ==========       ==========
DILUTED NET INCOME PER COMMON SHARE:
  Before change in accounting principle...........  $     5.04       $     3.35       $     1.80
  Cumulative effect of change in accounting
     principle....................................        (.01)             .08               --
                                                    ----------       ----------       ----------
                                                    $     5.03       $     3.43       $     1.80
                                                    ==========       ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2004          2003          2002
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 1,668,754   $ 1,121,885   $   554,329
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................    1,222,152     1,073,286       843,879
    Provision for deferred income taxes.....................      444,906       546,357       137,672
    Asset retirement obligation accretion...................       46,060        37,763            --
    Amortization of deferred loan costs.....................        2,471         2,163         1,859
    International impairments...............................           --        12,813        19,600
    Cumulative effect of change in accounting principle, net
      of income tax.........................................        1,317       (26,632)           --
    Other...................................................       39,694        32,923         9,531
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    (Increase) decrease in receivables......................     (296,383)      (94,295)     (122,830)
    (Increase) decrease in inventories......................         (659)       (4,216)          717
    (Increase) decrease in drilling advances and other......      (35,761)      (19,881)      (26,116)
    (Increase) decrease in deferred charges and other.......      (35,328)      (29,520)          496
    Increase (decrease) in accounts payable.................      182,454        68,176        32,219
    Increase (decrease) in accrued expenses.................       28,431        11,227       (16,595)
    Increase (decrease) in advances from gas purchasers.....      (18,331)      (16,246)      (14,574)
    Increase (decrease) in deferred credits and noncurrent
      liabilities...........................................      (18,258)       (9,903)      (39,469)
                                                              -----------   -----------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........    3,231,519     2,705,900     1,380,718
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (2,456,488)   (1,594,936)   (1,037,368)
  Acquisition of ExxonMobil properties......................     (348,173)           --            --
  Acquisition of Anadarko properties........................     (531,963)           --            --
  Acquisition of BP properties..............................           --    (1,140,156)           --
  Acquisition of Shell properties...........................           --      (203,033)           --
  Acquisition of Louisiana properties.......................           --            --      (258,885)
  Acquisition of Occidental properties......................           --       (22,000)      (11,000)
  Proceeds from sales of oil and gas properties.............        4,042        58,944         7,043
  Proceeds from short-term investments, net.................           --            --       101,723
  Other.....................................................      (78,431)      (57,576)      (37,520)
                                                              -----------   -----------   -----------
         NET CASH USED IN INVESTING ACTIVITIES..............   (3,411,013)   (2,958,757)   (1,236,007)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................      544,824     1,780,870     1,467,929
  Payments on long-term debt................................     (283,400)   (1,613,362)   (1,553,471)
  Dividends paid............................................      (90,369)      (72,832)      (68,879)
  Common stock activity.....................................       21,595       583,837        30,708
  Treasury stock activity, net..............................       12,472         4,378         1,991
  Cost of debt and equity transactions......................       (2,303)       (5,417)       (6,728)
  Repurchase of preferred interests of subsidiaries.........           --      (443,000)           --
  Other.....................................................       54,265            --            --
                                                              -----------   -----------   -----------
         NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES.......................................      257,084       234,474      (128,450)
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       77,590       (18,383)       16,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       33,503        51,886        35,625
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   111,093   $    33,503   $    51,886
                                                              ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   111,093   $    33,503
  Receivables, net of allowance.............................      939,736       639,055
  Inventories...............................................      157,293       125,867
  Drilling advances.........................................       82,889        58,062
  Prepaid assets and other..................................       57,771        42,585
                                                              -----------   -----------
                                                                1,348,782       899,072
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full cost accounting:
    Proved properties.......................................   19,933,041    16,277,930
    Unproved properties and properties under development,
     not being amortized....................................      777,690       795,161
  Gas gathering, transmission and processing facilities.....      966,605       828,169
  Other.....................................................      284,069       239,548
                                                              -----------   -----------
                                                               21,961,405    18,140,808
  Less: Accumulated depreciation, depletion and
    amortization............................................   (8,101,046)   (6,880,723)
                                                              -----------   -----------
                                                               13,860,359    11,260,085
                                                              -----------   -----------
OTHER ASSETS:
  Goodwill, net.............................................      189,252       189,252
  Deferred charges and other................................      104,087        67,717
                                                              -----------   -----------
                                                              $15,502,480   $12,416,126
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   542,074   $   300,598
  Accrued operating expense.................................       80,741        72,250
  Accrued exploration and development.......................      341,063       212,028
  Accrued compensation and benefits.........................       83,636        56,237
  Accrued interest..........................................       32,575        32,621
  Accrued income taxes......................................       78,042        18,936
  Derivative instruments....................................       21,273        63,542
  Other.....................................................      103,487        64,166
                                                              -----------   -----------
                                                                1,282,891       820,378
                                                              -----------   -----------
LONG-TERM DEBT..............................................    2,588,390     2,326,966
                                                              -----------   -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
  Income taxes..............................................    2,146,637     1,697,238
  Advances from gas purchasers..............................       90,876       109,207
  Asset retirement obligation...............................      932,004       739,775
  Derivative instruments....................................       31,417         5,931
  Other.....................................................      225,844       183,833
                                                              -----------   -----------
                                                                3,426,778     2,735,984
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
    authorized -- Series B, 5.68% Cumulative Preferred
    Stock, 100,000 shares issued and outstanding............       98,387        98,387
  Common stock, $0.625 par, 430,000,000 shares authorized,
    334,912,505 and 332,509,478 shares issued,
    respectively............................................      209,320       207,818
  Paid-in capital...........................................    4,106,182     4,038,007
  Retained earnings.........................................    4,017,339     2,445,698
  Treasury stock, at cost, 7,455,002 and 8,012,302 shares,
    respectively............................................      (97,325)     (105,169)
  Accumulated other comprehensive loss......................     (129,482)     (151,943)
                                                              -----------   -----------
                                                                8,204,421     6,532,798
                                                              -----------   -----------
                                                              $15,502,480   $12,416,126
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                   SERIES B    SERIES C
                                                   COMPREHENSIVE   PREFERRED   PREFERRED    COMMON     PAID-IN      RETAINED
                                                      INCOME         STOCK       STOCK      STOCK      CAPITAL      EARNINGS
                                                   -------------   ---------   ---------   --------   ----------   ----------
                                                                                 (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2001.....................                   $98,387    $ 208,207   $185,288   $2,803,825   $1,336,478
  Comprehensive income (loss):
    Net income...................................   $  554,329           --           --         --           --      554,329
    Currency translation adjustments.............        5,328           --           --         --           --           --
    Commodity hedges.............................      (16,322)          --           --         --           --           --
    Marketable securities........................         (125)          --           --         --           --           --
                                                    ----------
  Comprehensive income...........................   $  543,210
                                                    ==========
  Cash dividends:
    Preferred....................................                        --           --         --           --      (10,815)
    Common ($.19 per share)......................                        --           --         --           --      (56,565)
  Five percent common stock dividend.............                        --           --         --      395,820     (395,820)
  Common shares issued...........................                        --           --      1,240       26,044           --
  Conversion of Series C Preferred Stock.........                        --     (208,207)     7,803      200,404           --
  Treasury shares issued, net....................                        --           --         --          666           --
  Other..........................................                        --           --         --          691           --
                                                                    -------    ---------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 2002.....................                    98,387           --    194,331    3,427,450    1,427,607
  Comprehensive income (loss):
    Net income...................................   $1,121,885           --           --         --           --    1,121,885
    Commodity hedges.............................      (39,007)          --           --         --           --           --
                                                    ----------
  Comprehensive income...........................   $1,082,878
                                                    ==========
  Cash dividends:
    Preferred....................................                        --           --         --           --       (5,680)
    Common ($.22 per share)......................                        --           --         --           --      (72,200)
  Five percent common stock dividend.............                        --           --        581       25,333      (25,914)
  Common shares issued...........................                        --           --     12,906      579,107           --
  Treasury shares issued, net....................                        --           --         --        4,109           --
  Other..........................................                        --           --         --        2,008           --
                                                                    -------    ---------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 2003.....................                    98,387           --    207,818    4,038,007    2,445,698
  Comprehensive income (loss):
    Net income...................................   $1,668,754           --           --         --           --    1,668,754
    Commodity hedges.............................       22,461           --           --         --           --           --
                                                    ----------
  Comprehensive income...........................   $1,691,215
                                                    ==========
  Cash dividends:
    Preferred....................................                        --           --         --           --       (5,680)
    Common ($.28 per share)......................                        --           --         --           --      (91,433)
  Five percent common stock dividend.............                        --           --         --           --           --
  Common shares issued...........................                        --           --      1,502       56,660           --
  Treasury shares issued, net....................                        --           --         --       11,144           --
  Other..........................................                        --           --         --          371           --
                                                                    -------    ---------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 2004.....................                   $98,387    $      --   $209,320   $4,106,182   $4,017,339
                                                                    =======    =========   ========   ==========   ==========

                                                                ACCUMULATED
                                                                   OTHER           TOTAL
                                                   TREASURY    COMPREHENSIVE   SHAREHOLDERS'
                                                     STOCK     INCOME (LOSS)      EQUITY
                                                   ---------   -------------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2001.....................  $(111,885)    $(101,817)     $4,418,483
  Comprehensive income (loss):
    Net income...................................         --            --         554,329
    Currency translation adjustments.............         --         5,328           5,328
    Commodity hedges.............................         --       (16,322)        (16,322)
    Marketable securities........................         --          (125)           (125)
  Comprehensive income...........................
  Cash dividends:
    Preferred....................................         --            --         (10,815)
    Common ($.19 per share)......................         --            --         (56,565)
  Five percent common stock dividend.............         --            --              --
  Common shares issued...........................         --            --          27,284
  Conversion of Series C Preferred Stock.........         --            --              --
  Treasury shares issued, net....................      1,326            --           1,992
  Other..........................................         --            --             691
                                                   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2002.....................   (110,559)     (112,936)      4,924,280
  Comprehensive income (loss):
    Net income...................................         --            --       1,121,885
    Commodity hedges.............................         --       (39,007)        (39,007)
  Comprehensive income...........................
  Cash dividends:
    Preferred....................................         --            --          (5,680)
    Common ($.22 per share)......................         --            --         (72,200)
  Five percent common stock dividend.............         --            --              --
  Common shares issued...........................         --            --         592,013
  Treasury shares issued, net....................      5,390            --           9,499
  Other..........................................         --            --           2,008
                                                   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2003.....................   (105,169)     (151,943)      6,532,798
  Comprehensive income (loss):
    Net income...................................         --            --       1,668,754
    Commodity hedges.............................         --        22,461          22,461
  Comprehensive income...........................
  Cash dividends:
    Preferred....................................         --            --          (5,680)
    Common ($.28 per share)......................         --            --         (91,433)
  Five percent common stock dividend.............         --            --              --
  Common shares issued...........................         --            --          58,162
  Treasury shares issued, net....................      7,844            --          18,988
  Other..........................................         --            --             371
                                                   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2004.....................  $ (97,325)    $(129,482)     $8,204,421
                                                   =========     =========      ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company's North American exploration and production activities are divided into two U.S. operating regions (Central and Gulf Coast) and a Canadian region. Approximately 70 percent of the Company's proved reserves are located in North America. Outside of North America, Apache has exploration and production interests in Egypt, offshore Western Australia, offshore the United Kingdom in the North Sea (North Sea), offshore The People's Republic of China (China) and in Argentina. In 2003, we ceased operations in Poland.

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

     All share and per share information in these financial statements and notes thereto has been restated to reflect the 10 percent and five percent stock dividends and the two-for-one stock split. See Note 8, Capital Stock, for further discussion.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company consolidates all investments in which the Company, either through direct or indirect ownership, has more than a 50 percent voting interest. In addition, Apache consolidates all variable interest entities where it is the primary beneficiary. The Company's interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated, including Apache Offshore Investment Partnership.

     CASH EQUIVALENTS -- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. Many of Apache's receivables are from joint interest owners on properties which Apache operates. Thus, Apache may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, the Company's crude oil and natural gas receivables are collected within two months. However, beginning in 2001, the Company experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC). Deteriorating economic conditions in Egypt lessened the availability of U.S. dollars, resulting in an additional one to two month delay in receipts from EGPC. During 2004, we experienced wide variability in the timing of cash receipts, but our past due balance improved at year-end. We have not established a reserve for these Egyptian receivables because we continue to get paid, albeit late, and we have no indication that we will not be able to collect our receivable.

     The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2004 and 2003, the Company had an allowance for doubtful accounts of $22 million and $30 million, respectively.

     MARKETABLE SECURITIES -- The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in debt securities classified as "held to maturity" are

                      APACHE CORPORATION AND SUBSIDIARIES
recorded at amortized cost. Investments in debt and equity securities classified as "available for sale" are recorded at fair value with unrealized gains and losses recognized in other comprehensive income, net of income taxes. The Company utilizes the average-cost method in computing realized gains and losses, which are included in Revenues and Other in the consolidated statements of operations.

     INVENTORIES -- Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted-average cost or market, and oil produced but not sold, stated at the lower of cost (a combination of production costs and depreciation, depletion and amortization (DD&A) expense) or market.

     PROPERTY AND EQUIPMENT -- The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Historically, total capitalized internal costs in any given year have not been material to total oil and gas costs capitalized in such year. Apache capitalized $107 million, $65 million and $52 million of these internal costs in 2004, 2003 and 2002, respectively. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

     Apache computes the DD&A of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved properties are excluded from the amortizable base until evaluated. The cost of exploratory dry wells is transferred to proved properties and thus subject to amortization immediately upon determination that a well is dry in those countries where proved reserves exist. In countries where the Company has not booked proved reserves, all costs associated with a prospect or play are considered quarterly for impairment upon full evaluation of such prospect or play. This evaluation considers among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. Geological and geophysical (G&G) costs are recorded in proved property and therefore subject to amortization as incurred in mature basins. In exploration areas, G&G costs are capitalized in unproved property and evaluated as part of the total capitalized costs associated with a prospect or play. Future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values were added to the amortizable base until the end of 2002. Beginning in 2003, Apache changed its method of accounting for dismantlement, restoration and abandonment costs and the related effects on DD&A. The Company now includes the present value of its dismantlement, restoration and abandonment costs within the capitalized oil and gas property balance and, therefore, no longer reflects the recognized abandonment obligations within the future development costs added to the amortizable base (see Note 4, Asset Retirement Obligation).

     In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged as additional DD&A expense. The Company calculates future net cash flows by applying end-of-the-period prices except in those instances where future natural gas or oil sales are covered by physical contract terms providing for higher or lower amounts. Also, included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial governments have not indicated an intention to repeal this legislation. See Note 14, Supplemental

                      APACHE CORPORATION AND SUBSIDIARIES

Oil and Gas Disclosures (Unaudited) "Future Net Cash Flows" for a discussion on calculation of estimated future net cash flows.

     In September 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 106 to provide new guidance on how asset retirement obligations should impact the calculation of the ceiling test limitation on the amount of properties that can be capitalized. The new guidance is effective as of year-end 2004 and states that because asset retirement obligation costs are now reflected in the property balance, the future net cash flow calculation should omit the expected abandonment costs to provide for a comparable basis. Apache previously included abandonment costs in its future net cash flow calculation, but adjusted the capitalized amounts by the accrued abandonment obligation. The Company's adoption of SAB No. 106 did not have a material impact on financial results.

     Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

     Unproved properties are assessed quarterly for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to proved properties. For international operations where a reserve base has not yet been established, the impairment is charged to earnings. Apache began impairing its unproved property costs in Poland in 2001, impairing $20 million ($12 million after tax) in 2002 and the remaining $13 million ($8 million after tax) in 2003.

     Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 20 years. Accumulated depreciation for these assets totaled $380 million and $309 million at December 31, 2004 and 2003, respectively.

     GOODWILL -- Goodwill totaled $189 million at December 31, 2004 and 2003, representing the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the Fletcher Challenge Energy (Fletcher) and Repsol YPF (Repsol) 2001 acquisitions. Approximately $103 million and $86 million of goodwill remain in Canada and Egypt, respectively. Apache deemed the geographic areas to be the reporting unit. Goodwill of each reporting unit is tested for impairment on an annual basis, or more frequently if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment of goodwill was recognized during 2004, 2003 and 2002.

     ACCOUNTS PAYABLE -- Included in accounts payable at December 31, 2004 and 2003, are liabilities of approximately $116 million and $78 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in applicable bank accounts.

     REVENUE RECOGNITION -- Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

     Apache uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which Apache is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties' estimated remaining reserves net to Apache will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Company's recorded liability of $6 million and $4 million for gas imbalances on December 31, 2004 and 2003, respectively, is reflected in other non-current liabilities. No receivables are recorded for those wells where Apache has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas reserves and future cash flows in the unaudited supplemental oil and gas disclosures.

                      APACHE CORPORATION AND SUBSIDIARIES

Adjustments for gas imbalances totaled less than one percent of Apache's proved gas reserves as of December 31, 2004, 2003 and 2002.

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

     Apache began marketing its domestic gas production in July 2003. As the Company's production fluctuates because of operational issues, it is occasionally necessary for the Company to purchase gas ("third-party gas") to fulfill sales obligations and commitments. The trading activities associated with the purchase and sale of the third-party gas are reported on a net basis in oil and gas production revenues.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- Apache periodically enters into derivative contracts to manage its exposure to foreign currency risk and commodity price risk. These derivative contracts, which are generally placed with major financial institutions that the Company believes are minimal credit risks, may take the form of forward contracts, futures contracts, swaps or options. The oil and gas reference prices upon which the commodity derivative contracts are based, reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

     Apache accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, other than those that meet the normal purchases and sales exception, be recorded on the balance sheet as either an asset or liability measured at fair value (which is generally based on information obtained from independent parties). SFAS No. 133 also requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from the Company's oil and gas cash flow hedges, including terminated contracts, are generally recognized in oil and gas production revenues when the forecasted transaction occurs. Realized gains and losses on foreign currency cash flow hedges are generally recognized in lease operating expense when the forecasted transaction occurs. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current period income as "other." If at any time the likelihood of occurrence of a hedged forecasted transaction ceases to be "probable," hedge accounting under SFAS No. 133 will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. Amounts recorded in other comprehensive income prior to the change in the likelihood of occurrence of the forecasted transaction will remain in other comprehensive income until such time as the forecasted transaction impacts earnings. If it becomes probable that the original forecasted production will not occur, then the derivative gain or loss would be reclassified from accumulated other comprehensive income into earnings immediately. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, and any ineffectiveness is immediately reported under Revenues and Other in the statement of consolidated operations.

     INCOME TAXES -- Our oil and gas exploration and production operations are currently located in seven countries. As a result, we are subject to taxation on our income in numerous jurisdictions. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset is reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the

                      APACHE CORPORATION AND SUBSIDIARIES
determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

     Earnings from Apache's international operations are permanently reinvested; therefore, the Company does not recognize U.S. deferred taxes on the unremitted earnings of its international subsidiaries. If it becomes apparent that some or all of the unremitted earnings will be remitted, the Company would then reflect taxes on those earnings.

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

     The Company accounts for foreign currency gains and losses in accordance with SFAS No. 52 "Foreign Currency Translation." Foreign currency translation gains and losses related to deferred taxes are recorded as a component of its provision for income taxes, while all other foreign currency gains and losses are reflected in Revenues and Other. The Company recorded additional deferred tax expense of $58 million and $172 million in 2004 and 2003, respectively, and a minimal impact in 2002 as a result of the weaker U.S. dollar (see Note 6, Income Taxes). Foreign currency gains and losses netted to a loss of $5 million, $2 million and a gain of $1 million in 2004, 2003 and 2002, respectively.

     NET INCOME PER COMMON SHARE -- Diluted net income per common share reflects the potential dilution that could occur if outstanding stock awards were issued, outstanding stock options were exercised or if convertible equity securities were converted into common stock. These potentially dilutive securities are excluded from the computation when their effect is antidilutive.

     Diluted net income per common share for the years ending December 31, 2004 reflects the potential dilution that could occur if the Company's outstanding Share Appreciation Plan shares and Restricted Stock Plan shares were issued and if the Company's dilutive outstanding stock options were exercised (using the average common stock price for the period). Share Appreciation Plan awards became effective during the 2004 period.

     Diluted net income per common share for the year ending December 31, 2003 reflects the potential dilution that could occur if the Company's dilutive outstanding Restricted Stock Plan shares were issued and if the Company's dilutive outstanding stock options were exercised (using the average common stock price for the period).

     Diluted net income per common share for the year ending December 31, 2002 reflects the potential dilution that could occur if the Company's outstanding Restricted Stock Plan shares were issued and if the Company's dilutive outstanding stock options were exercised (using the average common stock price for the period) and if the Company's 6.5% Automatically Convertible Equity Securities, Conversion Preferred Stock,

                      APACHE CORPORATION AND SUBSIDIARIES

Series C (Series C Preferred Stock) were converted to common stock, using the conversion rate in effect during the period. The Series C Preferred Stock converted to Apache common stock on May 15, 2002.

     STOCK-BASED COMPENSATION -- On December 31, 2004, the Company had several stock-based employee compensation plans, which include the Stock Option Plans, the Performance Plan, the 2000 Share Appreciation Plan and restricted stock. These plans are defined and described more fully in Note 8, Capital Stock. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations (APB No.
25). No material stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2003. By adopting SFAS No. 123 on a prospective basis, only the options granted under the plans in 2003 and later were expensed by the Company. Options granted prior to 2003 were still reflected in the income statement based on APB No. 25 and therefore no material expense was recognized.

     During the fourth quarter of 2004, the Financial Accounting Standards Board
(FASB) issued SFAS No. 123-R, a revision to SFAS No. 123, which requires all companies to expense stock-based compensation. The rule is effective for the first interim period that begins after June 15, 2005. Apache early adopted this statement in 2004 electing to transition under the "Modified Retrospective Approach" as allowed under SFAS No. 123-R. Under this approach, the Company is required to expense all options and stock-based compensation that vested in the year of adoption based on the fair value of the stock compensation determined at the date of grant. Stock vesting in years prior to 2004 was expensed in accordance with the rules applied by the Company during such period. Had the Company not early adopted SFAS No. 123-R, net income would have been lower by $89 million ($56 million after tax), or $.17 per share on both a basic and diluted per share basis. Normally, net income would be negatively impacted by adopting SFAS No. 123-R. However, the Company's Share Appreciation Plan, which triggered in 2004, has a fair-market-value-based expense recorded under the provisions of SFAS No. 123-R that is substantially less than the intrinsic-value base cost of approximately $175 million that would have been recorded under the old APB No. 25 accounting.

     In addition to the expensing provisions discussed above, SFAS No. 123-R requires the Company to begin estimating expected future forfeitures under each stock compensation plan and to start valuing the Company's liability-based compensation plan (Stock Appreciation Rights) under a fair value approach instead of the previously applied intrinsic valuation. The effects of changing the forfeiture estimates on existing stock plans and the valuation methodology for the Company's liability plans resulted in Apache recording a Cumulative Effect of Change in Accounting Principle of $2.1 million ($1.3 million after tax). SFAS No. 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as historically reported. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

     In accordance with SFAS No. 123, Apache has historically reflected the pro-forma impact to net income had all stock-based compensation been expensed under the provisions of SFAS No. 123. Upon adoption of SFAS No. 123-R, all stock-based compensation vesting in 2004 has now been reflected in the Company's net income for 2004. Awards granted in future periods will be valued on the date of grant and expensed using a straight-line basis over the required service period. The following table illustrates the effect on income attributable to common stock and earnings per share for the prior periods had the fair-value based provisions

                      APACHE CORPORATION AND SUBSIDIARIES
of SFAS No. 123-R been applied to all outstanding and unvested awards for the Stock Option Plans, the Performance Plan, the 2000 Share Appreciation Plan and restricted stock.

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   2003         2002
                                                                ----------    --------
                                                                    (IN THOUSANDS)
Income attributable to Common Stock, as reported............    $1,116,205    $543,514
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........         2,644       1,208
Deduct: Total stock-based employee compensation expense
  determined under fair-value based method for all
  stock-based awards (see Note 8), net of related tax
  effects...................................................       (15,311)    (13,574)
                                                                ----------    --------
Pro forma Income Attributable to Common Stock...............    $1,103,538    $531,148
                                                                ==========    ========
Net Income per Common Share:
  Basic:
     As reported............................................    $     3.46    $   1.83
     Pro forma..............................................          3.42        1.79
  Diluted:
     As reported............................................    $     3.43    $   1.80
     Pro forma..............................................          3.39        1.76

     The amounts reflected in the table above are net of amounts capitalized in accordance with the Company's policy regarding salaries and benefits directly attributable to acquisition, exploration and development activities. The pro forma table in prior years did not reflect such costs net of capitalized amounts; however, management does not believe that restating the prior year presentation had a material impact. The stock appreciation rights, described in
Note 8, Capital Stock, are not included in the table above because it is a cash-based liability plan already reflected in net income attributable to common stock.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Apache evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of its financial statements. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. See Note 14, Supplemental Oil and Gas Disclosure (Unaudited).

     TREASURY STOCK -- The Company follows the weighted-average-cost method of accounting for treasury stock transactions.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- On December 21, 2004, the FASB issued Staff Position 109-1 (FSP No. 109-1), Application of FASB Statement No. 109 (SFAS No. 109) "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act). FSP No. 109-1 clarifies guidance that applies to the new tax deduction for

                      APACHE CORPORATION AND SUBSIDIARIES
qualified domestic production activities. When fully phased-in, the deduction will be up to nine percent of the lesser of "qualified production activities income" or taxable income. FSP No. 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment to deferred tax assets and liabilities in the period the Act is enacted. Any tax benefits resulting from the new deduction will be effective for the Company's fiscal year ending December 31, 2005. The Company is in the process of assessing the impact, if any, the new deduction will have on its financial statements.

     The Act also includes a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers, provided certain conditions are met. On December 21, 2004, the FASB issued staff position Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP No. 109-2). FSP No. 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109 exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosure from those who need additional time. The Company is currently assessing the cash needs in all of its operational areas and may decide on a formal plan for repatriation later in 2005. The Company could accrue charges for taxes in future periods depending on the timing of the Company's decisions related to the repatriation.

     RECLASSIFICATIONS -- Certain other prior period amounts have been reclassified to conform with current year presentations.

2. ACQUISITIONS AND DIVESTITURES

2004 ACQUISITIONS

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

     ExxonMobil -- Western Canada In August 2004, Apache signed a farm-in agreement with ExxonMobil covering approximately 380,000 gross acres of undeveloped properties in the Western Canadian Province of Alberta. Under the agreement, Apache has the right to earn acreage sections by drilling an initial well on each such section. By drilling at least 250 wells during the initial two year earning period under the agreement, Apache will receive a one-year extension in which to earn additional sections. As to any sections earned by Apache, ExxonMobil will retain a 37.5 percent royalty on fee lands and 35 percent of its working interest on leasehold acreage. Under certain circumstances, ExxonMobil has the right to convert its retained 35 percent working interest into a 12.5 percent overriding royalty. In addition, during the term of this agreement, Apache is required to carry ExxonMobil's retained working interest with respect to certain drilling, capping, completion, equipping and tie-in costs associated with wells drilled on leasehold acreage.

     ExxonMobil -- West Texas and New Mexico In September 2004, Apache acquired interests from ExxonMobil in 23 mature producing oil and gas fields in West Texas and New Mexico for $318 million. Apache separately contributed approximately $29 million into a partnership to obtain additional interests in the properties. ExxonMobil will retain interests in the properties through the partnership, including the right to

                      APACHE CORPORATION AND SUBSIDIARIES
receive, on certain fields, 60 percent of the oil proceeds above $30 per barrel in 2004, $29 per barrel in 2005 and $28 per barrel during the period from 2006 thru 2009.

     The partnership is subject to the provisions of FASB Interpretation 46 "variable interest entities" (FIN 46). Apache has concluded that it is not the primary beneficiary of the partnership as defined in that interpretation and will proportionately consolidate its partnership portion of the oil and gas properties. Apache's maximum exposure to loss as a result of its involvement with the partnership is equal to the Company's contribution to the partnership, which is currently $29 million. Under the partnership agreement, the Company's subsidiaries are also subject to environmental and legal claims that could arise in the ordinary course of business. Apache will operate the oil and gas properties under contract for the partnership.

     ExxonMobil -- Louisiana and Gulf of Mexico-Outer Continental Shelf Also in September 2004, Apache and ExxonMobil entered into joint exploration agreements to explore Apache's acreage in South Louisiana and the Gulf of Mexico-Outer Continental Shelf. The agreements provide for an initial term of five years, with the potential for an additional five years based on expenditures by ExxonMobil. Pursuant to the agreement covering South Louisiana, Apache leased 50 percent of its interests below certain producing or productive formations in the acreage to ExxonMobil, subject to retention of a 20 percent royalty interest. Pursuant to the agreement covering the Gulf of Mexico-Outer Continental Shelf, no assignments will be made until a prospect has been proposed and the initial well has been drilled. Apache will retain all rights in each prospect above certain producing or productive formations and further will retain a three percent overriding royalty interest in any property assigned to ExxonMobil.

ANADARKO PETROLEUM

     On August 20, 2004, Apache signed a definitive agreement to acquire all of Anadarko Petroleum Corporation's (Anadarko) Gulf of Mexico-Outer Continental Shelf properties (excluding certain deepwater properties) for $537 million, subject to normal post-closing adjustments, including preferential rights. The transaction was effective as of October 1, 2004, and included interests in 74 fields covering 232 offshore blocks (approximately 664,000 acres) and 104 platforms. Eighty-nine of the blocks were undeveloped at the time of the acquisition. Apache operates 49 of the fields with approximately 70 percent of the production.

     Prior to Apache's purchase from Anadarko, Morgan Stanley Capital Group, Inc. (Morgan Stanley) paid Anadarko $646 million to acquire an overriding royalty interest in these properties. Anadarko's sale of an overriding royalty interest to Morgan Stanley is commonly known in the industry as a volumetric production payment (VPP), the obligations of which Apache assumed along with its purchase. Under the terms of the VPP, Morgan Stanley is to receive a fixed volume of oil and natural gas production (20 MMboe) over four years beginning in October 2004. The VPP represents a non-operating interest that is free of costs incurred for operations and production. Morgan Stanley is entitled to first production and may receive up to 90 percent of the production from the assets encumbered by the VPP, but Morgan Stanley may look only to the acquired properties for delivery of the scheduled volumes. The VPP is scheduled to terminate on August 31, 2008, but may be extended if all scheduled VPP volumes have not been delivered to Morgan Stanley and the properties are still producing. The VPP includes restrictions on the Company's ability to sell the properties subject to the VPP or resign as operator of VPP properties it currently operates. Upon termination of the VPP, all rights, titles and interests revert back to Apache. The Company does not record the reserves and production volumes attributable to the VPP.

     The $537 million purchase price agreed to in the definitive agreement was subsequently adjusted for the exercise of preferential rights by third parties and other normal post-closing adjustments. After adjusting for these items, Apache paid $532 million for the properties and recorded estimated proved reserves of 60 million barrels of oil equivalent (boe), of which 50 percent was natural gas. In addition, an $84 million liability for the future cost to produce and deliver the VPP volumes was recorded by the Company. This liability will be amortized as the volumes are produced and delivered to Morgan Stanley. Apache also recorded abandonment

                      APACHE CORPORATION AND SUBSIDIARIES
obligations for the properties of approximately $134 million and other obligations assumed from Anadarko in the amount of $27 million. Apache allocated $122 million of the purchase price to unproved property. The purchase price was funded by borrowings under the Company's lines of credit and commercial paper program.

     In 2004, the Company also completed other acquisitions for $73 million. These acquisitions added approximately 11 MMboe to the Company's proved reserves.

2003 ACQUISITIONS

     On January 13, 2003, Apache announced that it had entered into agreements to purchase producing properties in the North Sea and Gulf of Mexico from subsidiaries of BP p.l.c. (BP) for $1.3 billion, with $670 million allocated to the Gulf of Mexico properties and $630 million allocated to properties in the North Sea. The properties included estimated proved reserves of 233.2 million barrels of oil equivalent (MMboe), 147.6 MMboe located in the North Sea with the balance in the Gulf of Mexico. Both purchase agreements were effective as of January 1, 2003. As is customary, Apache assumed BP's abandonment obligation for the properties, which was considered in determining the purchase price. Both the Gulf of Mexico and North Sea assets acquired from BP were funded with net proceeds of approximately $554 million from the issuance of 19.8 million shares of common stock in January 2003, and proceeds from additional debt of approximately $604 million borrowed under existing lines of credit and commercial paper.

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

     The acquisition of the North Sea properties closed on April 2, 2003, at which time Apache paid a purchase price, adjusted for normal closing and working capital adjustments, of $630 million. The acquisition of the North Sea properties included a 96 percent interest in the Forties Field and established a new core area for the Company. In conjunction with the Forties acquisition, Apache may be required to issue a letter of credit to BP to cover the present value of related asset retirement obligations if the rating of the Company's senior unsecured debt is lowered by both Moody's and Standard and Poor's from its current ratings of A3 and A-, respectively. Should this occur, the letter of credit amount would be 136 million British pounds. Apache agreed to sell all of the North Sea production through December 2004 to BP at a combination of fixed and market sensitive prices pursuant to a contract entered into in connection with the North Sea purchase agreement.

                      APACHE CORPORATION AND SUBSIDIARIES

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
                                                             ========      =========   ==========

* Property balance includes $12 million of transaction costs (U.S. -- $4 million; North Sea -- $8 million).
---------------

     On July 3, 2003, Apache announced that it had completed the acquisition of producing properties on the outer Continental Shelf of the Gulf of Mexico from Shell Exploration and Production Company (Shell) for $200 million, subject to normal post-closing adjustments, including preferential rights. The acquisition included interests in 26 fields and interest in two onshore gas plants, and was effective July 1, 2003. Apache became operator of 15 of the fields with 91 percent of the production. At the time of the acquisition, Apache recorded estimated proved recoverable reserves of 124.6 billion cubic feet (Bcf) of natural gas and 6.6 million barrels of oil.

     Prior to Apache's transaction with Shell, Morgan Stanley paid Shell $300 million to acquire an overriding royalty interest in a portion of the reserves to be produced and delivered under a VPP agreement. Under the terms of the VPP obligation which Apache assumed, Morgan Stanley is to receive a total of 11.4 MMboe of production from the properties over the period from August 2003 through October 2007. Morgan Stanley may receive up to 90 percent of production associated with Apache's interest, but may look only to the properties for delivery of the scheduled volumes. The VPP may be extended beyond October 2007 if all scheduled VPP volumes have not been delivered to Morgan Stanley and the acquired properties are still producing. The VPP represents a non-operating interest that is free of all costs related to operations and production. As a result of this VPP obligation, Apache assumed and recorded a $60 million liability for the future cost to produce and deliver volumes subject to the VPP. This liability is being amortized as the volumes are produced and delivered to Morgan Stanley. Apache does not record the reserves or production attributable to the VPP volumes. Apache's purchase price was funded by borrowings under the Company's lines of credit and commercial paper program.

     In 2003, the Company also completed other acquisitions for $126 million. These acquisitions added approximately 28 MMboe to the Company's proved reserves.

2002 ACQUISITIONS

     On December 17, 2002, Apache announced the acquisition of certain South Louisiana properties comprising 234,000 net acres (366 square miles) with net proved reserves of approximately 29.8 MMboe, 88 percent of which is natural gas, from a private company. The acquisition included 135 producing wells, access to 849 square miles of 3-D seismic covering the relatively contiguous acreage position and ownership of the surface and mineral rights on most of the acreage, for approximately $259 million, subject to post-closing adjustments. Apache also entered into a separate exploration joint venture with the seller whereby the seller was to have actively generated prospects on certain South Louisiana acreage for a total cost of $25 million. This obligation was fulfilled during 2004.

                      APACHE CORPORATION AND SUBSIDIARIES

     In 2002, the Company also completed other acquisitions for $95 million. These acquisitions added approximately 19.5 MMboe to the Company's proved reserves.

ACQUISITION PRO FORMA

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the acquisition from BP occurred on January 1, 2002. The pro forma information includes numerous assumptions, and is not necessarily indicative of future results of operations:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------
                                                            2003                         2002
                                                  -------------------------    -------------------------
                                                  AS REPORTED    PRO FORMA     AS REPORTED    PRO FORMA
                                                  -----------    ----------    -----------    ----------
(UNAUDITED)                                            (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Revenues and other............................    $4,190,229     $4,428,261    $2,559,873     $3,490,487
Net income....................................     1,121,885      1,195,082       554,329        683,284
Preferred stock dividends.....................         5,680          5,680        10,815         10,815
Income attributable to common stock...........     1,116,205      1,189,402       543,514        672,469
Net income per common share:
  Basic.......................................    $     3.46     $     3.68    $     1.83     $     2.12
  Diluted.....................................          3.43           3.64          1.80           2.09
Average common shares outstanding(1)..........       322,498        323,583       297,234        317,036

(1) Pro forma shares assume the issuance of 19.8 million common shares as of January 1, 2002.
---------------

     Each transaction described above has been accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Apache since the date of acquisition.

DIVESTITURES

     During 2004, Apache sold marginal properties containing .5 MMboe of proved reserves, for $4 million. Apache used the sales proceeds to reduce bank debt.

     During 2003, Apache sold marginal properties containing 6.9 MMboe of proved reserves, for $59 million. Apache used the sales proceeds to reduce bank debt.

     During 2002, Apache sold marginal properties containing 1.8 MMboe of proved reserves, for $7 million. Apache used the sales proceeds to reduce bank debt.

3. HEDGING AND DERIVATIVE INSTRUMENTS

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

     Apache entered into, and designated as cash flow hedges, various fixed-price swaps, option collars and puts in conjunction with the Anadarko, ExxonMobil, BP and certain South Louisiana property acquisitions. These positions were entered into in accordance with the Company's hedging policy and involved several

                      APACHE CORPORATION AND SUBSIDIARIES
counterparties, all of which are rated A+ or better. As of December 31, 2004, the outstanding positions of our natural gas and crude oil cash flow hedges were as follows:

                                                              TOTAL         WEIGHTED         FAIR VALUE
                                                             VOLUMES         AVERAGE           ASSET/
PRODUCTION PERIOD                    INSTRUMENT TYPE       (MMBTU/BBL)    FLOOR/CEILING     (LIABILITY)
-----------------                  --------------------    -----------    -------------    --------------
                                                                                           (IN THOUSANDS)
2005...........................        Gas Collars         34,600,000     $5.28/$6.36         $ (9,337)
                                   Gas Fixed-Price Swap     8,292,000         6.25                 220
                                       Oil Collars          3,577,000     33.51/41.72          (11,718)
                                   Oil Fixed-Price Swap       358,000        41.36                (437)
                                      Oil Put Option        1,533,000        28.00                 597
2006...........................        Gas Collars         32,850,000      5.50/6.66            (7,116)
                                   Gas Fixed-Price Swap     4,404,000         5.87              (1,709)
                                       Oil Collars          4,307,000     32.07/40.66          (12,381)
                                   Oil Fixed-Price Swap       224,000        38.50                (376)
                                      Oil Put Option        1,533,000        28.00               1,678
2007...........................        Gas Collars         24,570,000      5.25/6.20            (4,291)
                                   Gas Fixed-Price Swap     1,761,000         5.57                (574)
                                       Oil Collars          1,911,000     33.00/39.25           (4,822)
                                   Oil Fixed-Price Swap        78,000        36.89                (149)

     The natural gas and crude oil prices shown in the above table are based on the NYMEX index and have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative agreements. The above prices represent a weighted average of several contracts entered into and are on a per MMBtu or per barrel basis for gas and oil derivatives, respectively.

     Apache entered into a separate crude oil physical sales contract with BP in February 2003, which ended December 31, 2004. Under the terms of the agreement, Apache physically delivered 22.5 million barrels of crude oil at an average fixed Brent index price of $23.38 per barrel. The contract was designated as a normal purchase and sale under SFAS No. 133 and, therefore, the Company accounted for the contract under the accrual method.

     In November 2004, Apache began hedging a portion of its 2005 foreign currency exchange risk associated with its forecasted Canadian, Australian and North Sea lease operating expenditures by entering into forward purchase contracts. The Company purchased a total of $144 million Canadian dollars at an average exchange rate of .840, $22 million Australian dollars at an average exchange rate of .763 and 42 million British pounds at an average exchange rate of 1.853. The forward contracts mature from January through December 2005. The fair market value of these contracts as of December 31, 2004 was $1.2 million ($700,000 after tax). Future changes in market value are recorded in other comprehensive income (loss) and the fair values of the foreign exchange are based on quotes from either third parties or published indices.

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's commodity and foreign currency derivative activities is presented in the table below:

                                                                 GROSS      AFTER TAX
                                                                --------    ---------
                                                                   (IN THOUSANDS)
Unrealized loss on derivatives at December 31, 2003.........    $(69,316)   $(43,193)
Net losses realized into earnings...........................     103,874      64,917
Net change in derivative fair value.........................     (67,671)    (42,456)
                                                                --------    --------
Unrealized loss on derivatives at December 31, 2004.........    $(33,113)   $(20,732)
                                                                ========    ========

                      APACHE CORPORATION AND SUBSIDIARIES

     Differences between the fair values and the unrealized loss on derivatives before income taxes recognized in accumulated other comprehensive income (loss) are primarily related to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness. Based on applicable market prices as of year-end 2004, the Company recorded an unrealized loss in other comprehensive income (loss) of $33 million ($21 million after tax), primarily representing oil and gas derivative hedges. Any loss will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $33 million unrealized loss on derivatives at December 31, 2004, approximately $4 million ($3 million after tax) applies to the next 12 months. However, these amounts are likely to vary materially as a result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with SFAS No. 133, as amended.

4. ASSET RETIREMENT OBLIGATION

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.

     The Company adopted SFAS No. 143 on January 1, 2003, and recorded an increase to net oil and gas properties of $410 million and associated liabilities of $369 million. These amounts reflect the ARO of the company had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash cumulative effect increase to earnings of $27 million ($41 million pre-tax). In accordance with the provisions of SFAS No. 143, Apache records an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected undiscounted abandonment costs on a unit-of-production basis over the productive life of the associated full-cost pool. Under SFAS No. 143, depletion expense is reduced since a discounted ARO is depleted in the property balance rather than the undiscounted value previously depleted under the old rules. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which is recognized over time as the discounted liability is accreted to its expected settlement value.

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

     The $27 million ($41 million pre-tax) cumulative increase to earnings upon adoption did not take into consideration potential impacts of adopting SFAS No. 143 on previous full-cost property impairment tests. The Company chose not to re-calculate historical full-cost impairment tests (ceiling test) upon adoption even though historical oil and gas property balances would have been higher had the Company applied the provisions of the statement. Management believes this approach is appropriate because SFAS No. 143 is silent on this issue and was not effective during the prior ceiling test periods. Had the Company re-calculated the historical full-cost ceiling tests and included the impact as a component of the cumulative effect of adoption, the ultimate gain recognized would have potentially been reduced. A ceiling test calculation was performed

                      APACHE CORPORATION AND SUBSIDIARIES
upon adoption and at the end of each reporting period subsequent to adoption and no impairment was necessary.

     The following table is a reconciliation of the asset retirement obligation liability since adoption:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Asset retirement obligation at beginning of period..........  $739,775   $368,537
Liabilities incurred........................................   199,505    392,287
Liabilities settled.........................................   (47,784)   (35,315)
Accretion expense...........................................    46,060     37,763
Revisions in estimated liabilities..........................    (5,552)   (23,497)
                                                              --------   --------
Asset retirement obligation at December 31,.................  $932,004   $739,775
                                                              ========   ========

     Liabilities incurred as of 2004 and 2003 primarily relate to asset retirement obligations assumed in connection with the Anadarko, ExxonMobil, BP Gulf of Mexico, BP North Sea, and Shell property acquisitions. Liabilities settled during the period relate to individual properties plugged and abandoned or sold during the period. The downward revisions to the estimated liability resulted from annual reassessments of the expected cash outflows and assumptions inherent in the ARO calculation.

     The pro forma effect of the implementation on the Company's Income Attributable to Common Stock and Net Income per Common Share had SFAS No. 143 been adopted by the Company on January 1, 2002 would not have been material.

5. DEBT

  Long-Term Debt

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   2004          2003
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Apache:
  Money market lines of credit..............................    $    4,000    $    5,200
  Commercial paper..........................................       392,000       130,000
  6.25-percent debentures due 2012, net of discount.........       397,758       397,525
  7-percent notes due 2018, net of discount.................       148,570       148,506
  7.625-percent notes due 2019, net of discount.............       149,190       149,161
  7.7-percent notes due 2026, net of discount...............        99,671        99,665
  7.95-percent notes due 2026, net of discount..............       178,659       178,636
  7.375-percent debentures due 2047, net of discount........       148,021       148,014
  7.625-percent debentures due 2096, net of discount........       149,175       149,175
                                                                ----------    ----------
                                                                 1,667,044     1,405,882
                                                                ----------    ----------
Subsidiary and other obligations:
  Fletcher notes............................................         5,356         5,356
  Apache Finance Australia 6.5-percent notes due 2007, net
     of discount............................................       169,530       169,390
  Apache Finance Australia 7-percent notes due 2009, net of
     discount...............................................        99,662        99,597
  Apache Finance Canada 4.375-percent notes due 2015, net of
     discount...............................................       349,709       349,688
  Apache Finance Canada 7.75-percent notes due 2029, net of
     discount...............................................       297,089       297,053
                                                                ----------    ----------
                                                                   921,346       921,084
                                                                ----------    ----------
Total debt..................................................     2,588,390     2,326,966
Less: current maturities....................................            --            --
                                                                ----------    ----------
Long-term debt..............................................    $2,588,390    $2,326,966
                                                                ==========    ==========

                      APACHE CORPORATION AND SUBSIDIARIES

     Apache currently has $1.5 billion of syndicated bank credit facilities. These credit facilities consist of four separate committed bank facilities: a new $750 million five-year facility in the U.S. that matures on May 28, 2009; a $450 million facility in the U.S. that matures June 3, 2007; a $150 million facility in Australia that matures June 3, 2007 and a $150 million facility in Canada that matures June 3, 2007.

     On May 28, 2004, the Company's $750 million 364-day U.S. credit facility matured and was replaced with the new $750 million five-year facility noted above. Also on this date, the Company amended its existing $450 million facility and its two existing $150 million facilities in order to make their terms consistent with the new five-year facility. Significant changes included raising the cross-default threshold, increasing flexibility under the negative lien covenant and eliminating covenants which established minimum levels for tangible net worth and book values for assets of Apache and certain subsidiaries.

     The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. The negative covenants include restrictions on the Company's ability to create liens and security interests on our assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics liens. The Company may incur liens on assets located in the U.S., Canada and Australia of up to five percent of the Company's consolidated assets, which approximated $775 million as of December 31, 2004. There are no restrictions on incurring liens in countries other than the U.S., Canada and Australia. There are also restrictions on Apache's ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee debt of entities not within our consolidated group.

     There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes (MAC clauses). The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache corporation, or any of its U.S., Canadian and Australian subsidiaries, defaults on any direct payment obligation in excess of $100 million or has any unpaid, non-appealable judgment against it in excess of $100 million. The Company was in compliance with the terms of the credit facilities as of December 31, 2004. The Company's debt-to-capitalization ratio as of December 31, 2004 was 24 percent.

     At the Company's option, the interest rate for the facilities is based on
(i) the greater of (a) The JP Morgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent or (ii) the London Interbank Offered Rate (LIBOR) plus a margin determined by the Company's senior long-term debt rating. The $750 million and the $450 million credit facilities (U.S. credit facilities) also allow the Company to borrow under competitive auctions.

     At December 31, 2004, the margin over LIBOR for committed loans was .27 percent on the $750 million facility and .30 percent on the other three facilities. If the total amount of the loans borrowed under the $750 million facility equals or exceeds 50 percent of the total facility commitments, then an additional .10 percent will be added to the margins over LIBOR. If the total amount of the loans borrowed under all of the other three facilities equals or exceeds 33 percent of the total facility commitments, then an additional .125 percent will be added to the margins over LIBOR. The Company also pays quarterly facility fees of .08 percent on the total amount of the $750 million facility and .10 percent on the total amount of the other three facilities. The facility fees vary based upon the Company's senior long-term debt rating. The U.S. credit facilities are used to support Apache's commercial paper program. The available borrowing capacity under the credit facilities at December 31, 2004 was $1.1 billion.

     At December 31, 2004, the Company also had certain uncommitted money market lines of credit which are used from time to time for working capital purposes, under which an aggregate of $4 million was outstanding as of December 31, 2004. Such borrowings are classified as long-term debt in the accompanying

                      APACHE CORPORATION AND SUBSIDIARIES
consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through available borrowing capacity under its U.S. credit facilities.

     The Company has a $1.2 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper balances at December 31, 2004 and 2003 were classified as long-term debt in the accompanying consolidated balance sheet as the Company has the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under the U.S. credit facilities. The weighted-average interest rate for commercial paper was 1.79 percent in 2004 and 1.19 percent in 2003.

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

     The notes issued by Apache Finance Pty Ltd (Apache Finance Australia) and Apache Finance Canada are irrevocably and unconditionally guaranteed by Apache and, in the case of Apache Finance Australia, by Apache North America, Inc., an indirect wholly-owned subsidiary of the Company. Under certain conditions related to changes in relevant tax laws, Apache Finance Australia and Apache Finance Canada have the right to redeem the notes prior to maturity. The Apache Finance Australia 6.5-percent notes and the Apache Finance Canada 4.375-percent notes may be redeemed at the Company's option subject to a make-whole premium (see Note 16. Supplemental Guarantor Information).

     The $13 million of discounts on the Company's debt as of December 31, 2004, is being amortized over the life of the debt issuances as additional interest expense.

     As of December 31, 2004 and 2003, the Company had approximately $21 million and $22 million, respectively, of unamortized deferred loan costs associated with its various debt obligations. These costs are included in deferred charges and other in the accompanying consolidated balance sheet and are being amortized to expense over the life of the related debt.

     The indentures for the notes described above place certain restrictions on the Company, including limits on Apache's ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions. Upon certain change in control, all of these debt instruments would be subject to mandatory repurchase, at the option of the holders.

                      APACHE CORPORATION AND SUBSIDIARIES

  Aggregate Maturities of Debt

                                                               (IN THOUSANDS)
2005........................................................     $       --
2006........................................................            274
2007........................................................        172,530
2008........................................................            353
2009........................................................        496,492
Thereafter..................................................      1,918,741
                                                                 ----------
                                                                 $2,588,390
                                                                 ==========

     The Company made cash payments for interest, net of amounts capitalized, of $107 million, $96 million and $99 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6. INCOME TAXES

     Income before income taxes is composed of the following:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
United States............................................  $1,120,906   $  918,432   $  286,840
Foreign..................................................   1,542,177    1,003,825      612,130
                                                           ----------   ----------   ----------
  Total..................................................  $2,663,083   $1,922,257   $  898,970
                                                           ==========   ==========   ==========

     The total provision for income taxes consists of the following:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Current taxes:
  Federal...................................................  $145,164    $ 37,472    $ 25,657
  State.....................................................     4,330       2,296       1,564
  Foreign...................................................   398,612     240,879     179,748
Deferred taxes..............................................   444,906     546,357     137,672
                                                              --------    --------    --------
  Total.....................................................  $993,012    $827,004    $344,641
                                                              ========    ========    ========

                      APACHE CORPORATION AND SUBSIDIARIES

     A reconciliation of the U.S. federal statutory income tax amounts to the effective amounts is shown below:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Statutory income tax........................................  $932,079    $672,790    $314,639
State income tax, less federal benefit......................    28,023      22,961       7,171
Taxes related to foreign operations.........................    86,263      49,657      35,283
Realized tax basis in investment............................   (16,923)    (23,234)    (16,321)
Canadian tax rate reduction.................................   (31,350)    (71,340)         --
Additional deferred taxes related to currency
  fluctuations..............................................    58,049     171,930          --
Australian consolidation benefit from tax law change........   (50,713)         --          --
Benefit of previously unrecognized Canadian losses..........   (18,226)         --          --
All other, net..............................................     5,810       4,240       3,869
                                                              --------    --------    --------
                                                              $993,012    $827,004    $344,641
                                                              ========    ========    ========

     The net deferred tax liability is comprised of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Deferred income...........................................  $   (1,473)  $   (1,446)
  Federal net operating loss carryforwards..................          --      (21,781)
  State net operating loss carryforwards....................      (9,500)     (19,693)
  Statutory depletion carryforwards.........................          --       (5,723)
  Alternative minimum tax credits...........................          --       (9,141)
  Foreign net operating loss carryforwards..................    (224,137)    (206,548)
  Accrued expenses and liabilities..........................      (5,465)      (5,683)
  Other.....................................................        (830)      (5,401)
                                                              ----------   ----------
     Total deferred tax assets..............................    (241,405)    (275,416)
  Valuation allowance.......................................          --           --
                                                              ----------   ----------
     Net deferred tax assets................................    (241,405)    (275,416)
                                                              ----------   ----------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................   2,388,042    1,972,654
                                                              ----------   ----------
     Total deferred tax liabilities.........................   2,388,042    1,972,654
                                                              ----------   ----------
Net deferred income tax liability...........................  $2,146,637   $1,697,238
                                                              ==========   ==========

     The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries as management intends to permanently reinvest such earnings. As of December 31, 2004, the undistributed earnings of the foreign subsidiaries amounted to approximately $4.7 billion. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated. Refer to Note 1, Summary of Significant Accounting Policies, "Impact of Recently Issued Accounting Standards" for a discussion of the potential impact on repatriated earnings resulting from the American Jobs Creation Act of 2004.

                      APACHE CORPORATION AND SUBSIDIARIES

     At December 31, 2004, the Company had state net operating loss carryforwards of $198 million and foreign net operating loss carryforwards of $14 million for China and $553 million for the United Kingdom. The state net operating losses will expire over the next 20 years, if they are not otherwise utilized. The foreign net operating loss for China has a five-year carryover period while the United Kingdom loss has an unlimited carryover period.

     The Company is currently under examination by the Internal Revenue Service for income tax years 2002 and 2003. The Company believes that it has adequately provided for income taxes.

     The Company made payments for income and other taxes, net of refunds, of $466 million, $309 million and $171 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7. ADVANCES FROM GAS PURCHASERS

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

     These advance payments have been classified as advances from gas purchasers and are being recognized in oil and gas production revenues as gas is delivered to the purchasers under the terms of the contracts. On December 31, 2004 and 2003, advances of $91 and $109 million, respectively, were outstanding. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, plus or minus amounts paid or received by Apache applicable to the price swap agreements. Interest expense is recorded based on a rate of eight percent.

     In October and November 2001, Apache terminated the gas price swap contracts associated with these advances and received proceeds of $78 million. The effect of terminating these derivative instruments reduces future price risk exposure to natural gas price volatility by establishing a fixed price for the remaining quantities of gas to be delivered under the terms of the contracts. Upon termination, Apache designated the remaining contractual volumes of gas that will be delivered to the purchasers as a normal fixed-price physical sale. The prices used in settling the derivatives represented an average 51 percent increase over the prices reflected in the original contracts. No gain or loss was recognized upon termination of the gas swap contract. The settlement is carried as advances from gas purchases on the consolidated balance sheet and will be recognized in monthly sales based on the portion of the proceeds applicable to each production month over the remaining life of the contracts.

                      APACHE CORPORATION AND SUBSIDIARIES

8. CAPITAL STOCK

  Common Stock Outstanding

                                                            2004          2003          2002
                                                         -----------   -----------   -----------
Balance, beginning of year.............................  324,497,176   302,506,424   287,916,676
Treasury shares issued (acquired), net.................       66,080       130,636       121,432
Shares issued for:
  Public offering (2)..................................           --    19,803,000            --
  Conversion of Series C Preferred Stock (1)...........           --            --    13,109,730
  Stock compensation plans.............................    2,897,327     2,101,844     1,358,586
  Fractional shares repurchased........................       (3,080)      (44,728)           --
                                                         -----------   -----------   -----------
Balance, end of year (3)...............................  327,457,503   324,497,176   302,506,424
                                                         ===========   ===========   ===========

(1) In May 2002, we completed the mandatory conversion of our Series C preferred stock into approximately 13.1 million common shares.

(2) On January 22, 2003, in conjunction with the BP transaction, we completed a public offering of 19.8 million shares of common stock, including 2.6 million shares for the underwriters' over-allotment option, raising net proceeds of $554 million.

(3) On December 18, 2003, the Company announced that holders of its common stock approved a proposal to increase the number of authorized common shares to 430 million from 215 million in order to complete a previously announced two-for-one stock split. The record date for the stock split was December 31, 2003 and the additional shares were distributed on January 14, 2004.

NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2004, 2003 and 2002 is presented in the table below:

                                           2004                               2003                              2002
                             --------------------------------   --------------------------------   ------------------------------
                               INCOME     SHARES    PER SHARE     INCOME     SHARES    PER SHARE    INCOME    SHARES    PER SHARE
                             ----------   -------   ---------   ----------   -------   ---------   --------   -------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
  Income attributable to
    common stock...........  $1,663,074   326,046     $5.10     $1,116,205   322,498     $3.46     $543,514   297,234     $1.83
                                                    =========                          =========                        =========
EFFECT OF DILUTIVE
  SECURITIES:
  Stock options and
    other..................          --     4,431                       --     2,832                     --     2,566
  Series C Preferred
    Stock..................          --        --                       --        --                  5,149     4,812
                             ----------   -------               ----------   -------               --------   -------
DILUTED:
  Income attributable to
    common stock, including
    assumed conversions....  $1,663,074   330,477     $5.03     $1,116,205   325,330     $3.43     $548,663   304,612     $1.80
                             ==========   =======   =========   ==========   =======   =========   ========   =======   =========

     During 2002, Apache began modifying its stock compensation plans in order to reflect the cost of these plans in the Statement of Consolidated Operations. As part of this effort, Apache began issuing stock appreciation rights and restricted stock and, effective January 1, 2003, adopted the expense provisions of SFAS No. 123, as amended, on a prospective basis for all stock options granted under the Company's existing option plans. Consistent with the Company's desire to expense stock compensation plans, Apache early adopted the provisions of SFAS 123-R upon the FASBs issuance of the revision in the fourth quarter of 2004. See Note 1, Summary of Significant Accounting Policies.

                      APACHE CORPORATION AND SUBSIDIARIES

STOCK DIVIDENDS

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

STOCK OPTION PLANS

     On December 31, 2004, officers and employees have options to purchase shares of the Company's common stock under one or more employee stock option plans adopted in 1995, 1998 and 2000 (collectively, the Stock Option Plans). Under the Stock Option Plans, the exercise price of each option equals the market price of Apache's common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after 10 years.

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

                      APACHE CORPORATION AND SUBSIDIARIES

     A summary of the status of the plans described above as of December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented in the table and narrative below (shares in thousands):

                                             2004                 2003                 2002
                                      ------------------   ------------------   ------------------
                                                WEIGHTED             WEIGHTED             WEIGHTED
                                      SHARES    AVERAGE    SHARES    AVERAGE    SHARES    AVERAGE
                                       UNDER    EXERCISE    UNDER    EXERCISE    UNDER    EXERCISE
                                      OPTION     PRICE     OPTION     PRICE     OPTION     PRICE
                                      -------   --------   -------   --------   -------   --------
Outstanding, beginning of year......    9,141    $20.59     11,328    $19.53     11,544    $17.62
Granted.............................      290     44.73        280     30.97      1,786     27.99
Exercised...........................   (1,913)    20.35     (2,198)     8.54     (1,544)    14.88
Forfeited...........................     (176)    25.39       (269)    11.43       (458)    20.21
                                      -------              -------              -------
Outstanding, end of year(3).........    7,342     21.33      9,141     20.59     11,328     19.53
                                      =======              =======              =======
Exercisable, end of year(3).........    4,250     20.36      5,146     19.21      5,731     17.25
                                      =======              =======              =======
Available for grant, end of year....    2,819(2)             3,042                1,068
                                      =======              =======              =======
Weighted average fair value of
  options granted during the
  year(1)...........................  $ 14.45              $ 10.14              $ 10.14
                                      =======              =======              =======

(1) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: (i) risk-free interest rates of 3.65, 2.86 and 4.87 percent; (ii) expected lives of 4.5 years for 2004, 2003 and 2002 for the Stock Option Plans; (iii) historical volatility of 36.09, 36.60 and 37.17 percent; and (iv) expected dividend yields of .55, .66 and .68 percent.

(2) As of February 10, 2005, the Company's authority to issue option grants under its existing Stock Option Plans terminated. At the time of termination, 2,537,877 shares of the Company's common stock that were previously authorized for new grants became unavailable for such purpose. The only provisions of these plans that are still effective are those governing grants previously made under the applicable plan.

(3) As of December 31, 2004, the remaining contractual life for options outstanding and exercisable is 4.9 years and 5.0 years, respectively.

     The following table summarizes information about stock options covered by the plans described above that are outstanding as of December 31, 2004 (shares in thousands):

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                           NUMBER OF     WEIGHTED                 NUMBER OF
                                            SHARES        AVERAGE     WEIGHTED     SHARES      WEIGHTED
                                             UNDER       REMAINING    AVERAGE       UNDER      AVERAGE
                                          OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
        RANGE OF EXERCISE PRICES            OPTIONS        LIFE        PRICE       OPTIONS      PRICE
        ------------------------          -----------   -----------   --------   -----------   --------
$ 7.37 - $18.37.........................     3,463         2.79        $15.07       1,824       $14.81
 19.68 -  28.78.........................     3,550         6.55         25.41       2,411        24.46
 32.97 -  42.68.........................       223         9.15         40.45          15        36.23
 45.30 -  54.06.........................       106         9.79         49.16          --           --
                                          -----------                            -----------
                                             7,342                                  4,250
                                          ===========                            ===========

     The Company expensed $8 million ($5 million after-tax), $1 million and $1 million for 2004, 2003 and 2002, respectively, for the stock option plans described above. In 2004, $4 million of the compensation cost was capitalized as part of oil and gas properties. The intrinsic value of options exercised during 2004 was approximately $46 million and the Company realized an additional tax benefit of approximately $14 million

                      APACHE CORPORATION AND SUBSIDIARIES
for the amount of intrinsic value in excess of compensation cost recognized. The aggregate intrinsic value of options outstanding and exercisable at year-end was $215 million and $128 million, respectively.

STOCK APPRECIATION RIGHTS

     During 2003, the Company began issuing stock appreciation rights (SARs) to non-executive employees in lieu of stock options. A total of 1,328,400 and 1,802,210 SARs were issued during 2004 and 2003, respectively, and will be settled in cash upon exercise throughout the SARs 10-year life. The weighted-average exercise price of the SARs is $42.68 and $28.78 for those issued in 2004 and 2003, respectively. The vesting period is over four years and the Company records compensation expense on the vested SARs outstanding based on the fair value of the SARs at the end of each period. As of year-end, the weighted-average fair value of SARs outstanding was $23.37 based on the Black-Scholes valuation methodology. The number of SARs outstanding was 2,787,323, of which 314,525 were exercisable.

     In 2004 and 2003, the Company recorded expenses related to SARs issued, of $16.7 million ($10.4 million after tax) and $4 million ($2 million after tax), respectively. During 2004, 109,000 SARs were exercised and approximately 167,000 were forfeited. No material cash payments were made to settle SARs that were exercised.

RESTRICTED STOCK

     In May 2002, Apache's Board of Directors approved an executive restricted stock plan for all executive officers and certain key employees in lieu of stock options. The Company awarded 87,500, 121,000 and 229,950 restricted shares at a market price of $42.68, $28.78 and $27.82 in 2004, 2003 and 2002, respectively.
The value of the stock issued was established by the market price on the date of grant and will be recorded as compensation expense ratably over the four-year vesting terms. During 2004, 2003 and 2002, $2.8 million, $2 million and $538 thousand, respectively, was charged to expense. As of December 31, 2004, there was $7 million of total unrecognized compensation cost related to approximately 269,000 unvested shares. There were no material forfeitures or shares vesting during the year, and the weighted-average remaining life is 2.4 years.

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

SHARE APPRECIATION PLAN

     In October 2000, the Company adopted the Share Appreciation Plan under which grants were made to substantially all full-time employees, including officers. The Share Appreciation Plan provided for issuance of up to an aggregate of 8.08 million shares of Apache common stock, based on attainment of one or more of three share price goals (Share Price Goals) and/or a separate production goal (Production Goal). Generally, shares are issued in three installments over 24 months after achievement of each goal. The shares of Apache common stock contingently issuable under the Share Appreciation Plan were excluded from the computation of income per common share until the stated goals were met as described below.

     The Share Price Goals were based on achieving a closing price of $43.29, $51.95 and $77.92 per share on any 10 days out of any 30 consecutive trading days prior to January 1, 2005. Apache's share price exceeded the first threshold ($43.29) under this plan on April 28, 2004. As such, the Company will issue approximately

                      APACHE CORPORATION AND SUBSIDIARIES

900,000 shares of its common stock, after minimum tax withholding requirements, which will be distributed in three annual installments. The first installment was issued in May 2004. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during those periods. Also, on October 26, 2004, Apache's share price exceeded the second threshold ($51.95) of the Company's 2000 Share Appreciation Plan. Accordingly, Apache will issue approximately 2.2 million additional shares of its common stock, after minimum tax withholding requirements, in three equal installments. The first installment was issued in November 2004. The second and third installments will be issued in 2005 and 2006 to employees remaining with the Company during those periods. The third share-price threshold ($77.92) did not trigger and the related shares were cancelled as of December 31, 2004. A summary of the number of shares contingently issued under the Share Price Goals as of December 31, 2004, 2003 and 2002 is presented in the table below:

                                                                     SHARES SUBJECT TO
                                                                    CONDITIONAL GRANTS
                                                                ---------------------------
                                                                 2004       2003      2002
                                                                -------    ------    ------
                                                                      (IN THOUSANDS)
Outstanding, beginning of year..............................      6,324     6,234     6,390
Granted.....................................................         15       522       436
Issued......................................................     (1,531)       --        --
Forfeited or cancelled......................................     (1,800)     (432)     (592)
                                                                -------    ------    ------
Outstanding, end of year(1).................................      3,008     6,324     6,234
                                                                =======    ======    ======
Weighted-average fair value of conditional grants -- Share
  Price
  Goals(2)..................................................    $ 19.74    $ 6.75    $ 7.98
                                                                =======    ======    ======

(1) The outstanding shares at the end of 2004 represent those shares remaining to be issued in 2005 and 2006 as a result of attainment of the $43.29 and $51.95 per share price goals. These outstanding shares will be issued net of minimum tax withholding as employees fulfill the two-year service period requirement. The outstanding shares shown at the end of 2003 and 2002 represent shares that would have been issued, had the $43.29, $51.95 and $77.92 been attained, 1,370,624 shares, 3,431,250 shares and 1,522,818 shares, respectively for 2003, and 1,351,792 shares, 3,381,050 shares and 1,501,398 shares, respectively for 2002.

(2) The fair value of each Share Price Goal conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: (i) risk-free interest rate of 3.04, 2.77 and 2.90 percent;
    (ii) expected volatility of 35.97, 36.69 and 38.77 percent; and (iii) expected dividend yield of .96, .70 and .70 percent.
---------------

     Timing of expense recognition under the 2000 Share Appreciation Plan was based on the accounting policies in place for each year the plan was outstanding and vesting (See Note 1, Summary of Significant Accounting Policies). The shares were initially granted in 2000 and were not expensed under APB Opinion No. 25. In 2004, Apache adopted SFAS 123-R retrospectively, to January 1, 2004, and expensed stock based compensation vesting during the year. Under SFAS No. 123-R expense amounts are determined based on the fair value of the plan on the date of grant and for 2004, the Company recorded $13.1 million ($8.2 million after-tax) of expense, net of capitalized amounts for this plan of $6.5 million. Additional expense will be recorded in 2005 and 2006 as the initial service period is completed.

     The Production Goal would have been attained if and when the Company's average daily production equaled or exceeded .67 barrels of oil equivalent per diluted share (calculated on an annualized basis) during any fiscal quarter ending before January 1, 2005. This level of production was approximately twice the Company's level of production at the time the Share Appreciation Plan was adopted. The Production Goal was not obtained prior to January 1, 2005 and, therefore, no shares will be issued under that goal.

                      APACHE CORPORATION AND SUBSIDIARIES

     In February, 2005, the Company's Board of Directors voted to present to the stockholders of the Company for approval a new plan that provides incentives for employees to double the share price again, to $108, by the end of 2008, with an interim goal of $81 to be achieved by the end of 2007.

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

                      APACHE CORPORATION AND SUBSIDIARIES

SERIES C PREFERRED STOCK

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

COMPREHENSIVE INCOME

     Components of accumulated other comprehensive income (loss) consist of the following:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         2004         2003         2002
                                                       ---------    ---------    ---------
                                                                 (IN THOUSANDS)
Currency translation adjustments...................    $(108,750)   $(108,750)   $(108,750)
Unrealized gain (loss) on derivatives (Note 3).....      (20,732)     (43,193)      (4,186)
                                                       ---------    ---------    ---------
Accumulated other comprehensive loss...............    $(129,482)   $(151,943)   $(112,936)
                                                       =========    =========    =========

9. FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003. See Note 3, Hedging and Derivative Instruments for a discussion of the Company's derivative instruments.

                                                                2004                    2003
                                                        --------------------    --------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                         AMOUNT      VALUE       AMOUNT      VALUE
                                                        --------    --------    --------    --------
                                                                       (IN THOUSANDS)
Long-term debt:
  Apache
     Money market lines of credit...................    $  4,000    $  4,000    $  5,200    $  5,200
     Commercial paper...............................     392,000     392,000     130,000     130,000
     6.25-percent debentures........................     397,758     445,960     397,525     445,600
     7-percent notes................................     148,570     179,040     148,506     175,725
     7.625-percent notes............................     149,190     189,780     149,161     183,660
     7.7-percent notes..............................      99,671     124,100      99,665     121,840
     7.95-percent notes.............................     178,659     228,960     178,636     224,910
     7.375-percent debentures.......................     148,021     188,385     148,014     179,640
     7.625-percent debentures.......................     149,175     188,187     149,175     179,220
  Subsidiary and other obligations
     Fletcher notes.................................       5,356       5,719       5,356       5,731
     Apache Finance Australia 6.5-percent notes.....     169,530     183,260     169,390     189,431
     Apache Finance Australia 7-percent notes.......      99,662     111,010      99,597     115,440
     Apache Finance Canada 4.375-percent notes......     349,709     338,838     349,688     329,770
     Apache Finance Canada 7.75-percent notes.......     297,089     387,960     297,053     374,730

                      APACHE CORPORATION AND SUBSIDIARIES

     The fair value of the notes and debentures is based upon an estimate provided to the Company by an independent investment banking firm. The carrying amount of the commercial paper and money market lines of credit approximated fair value because the interest rates are variable and reflective of market rates. The Company's trade receivables and trade payables are by their very nature short-term. The carrying values included in the accompanying consolidated balance sheet approximate fair value at December 31, 2004 and December 31, 2003.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

TEXACO CHINA B.V.

     Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (Texaco China). The arbitration specifies that the award is subject to interest at nine percent. Apache accrued $3 million of interest expense in 2004. In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), later adding Apache Bohai Corporation LDC (Apache Bohai) to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache has filed and is pursuing an application to vacate the award in federal court. Texaco China has filed an application to confirm the award in the same court. In January 2005, while awaiting the decision of the U.S. federal courts, Texaco China also filed a proceeding against Apache China and Apache Bohai in the People's Republic of China to recognize the arbitral award, apparently seeking the same relief as sought in U.S. federal court. Apache China has been served. Apache Bohai has not been served. In February 2005, a federal magistrate appointed to hear the case has made a recommendation to the federal court that the arbitration award should be confirmed, as requested by Texaco China. If the court enters a judgment against Apache China based on the magistrate's recommendation, the Company plans to appeal the judgment to the circuit court of appeals.

PREDATOR

     In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery made by Apache and Murphy during 2000 in the Ladyfern area of northeast British Columbia. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and later reduced this amount to no more than C$4 billion. In September 2004, the court in Canada that is hearing this counterclaim granted Apache Canada's motion for summary judgment and dismissed more than C$3 billion of Predator's claims against the Company and Murphy, and dismissed all claims against both Murphy's president and Apache Canada's president. Predator has appealed the dismissal. Only Predator's claims against Murphy and Apache Canada for mismanaging operations survive in the trial court at this time. Those claims total approximately C$365 million, plus interest and attorneys' fees. While management believes that Predator's claim against Apache Canada is without merit, an adverse judgment is possible. Exposure related to this lawsuit is not currently determinable. Apache and Murphy's claims against Predator, filed in December 2000, are still pending.

GRYNBERG

     In 1997, Jack Grynberg began filing lawsuits against other natural gas producers, gatherers, and pipelines claiming that the defendants have under paid royalty to the federal government and Indian tribes by mis-measurement of the volume and heating content of natural gas and are responsible for acts of others who mis-

                      APACHE CORPORATION AND SUBSIDIARIES
measured natural gas. In 2004, Grynberg filed suit against Apache making the same claims he had made previously against others in the industry. With the addition of Apache, there are more than 300 defendants to these actions. Other plaintiffs have made or may be expected to make similar claims. Although Grynberg purports to be acting on behalf of the government, the federal government has declined to join in the cases. While an adverse judgment against Apache is possible, Apache does not believe the plaintiff's claims have merit and plans to vigorously pursue its defenses against these claims. Exposure related to this lawsuit is not currently determinable.

EGYPT TAX AUTHORITY

     The Egyptian Tax Authority (ETA) has issued claims for back taxes against various Apache subsidiaries in Egypt totaling $106 million (at current exchange rates) relating to periods as far back as 1994. While an adverse judgment against Apache is possible, Egyptian Concession agreements clearly provide that the Egyptian General Petroleum Corporation is responsible for the payment of all taxes related to the operation of the concessions. Apache believes that the claims of the ETA are unsupported by either the facts or the language of the concession agreements, which have the force of law in Egypt. Apache's subsidiaries have, therefore, contested liability with respect to these claims by filing actions in Egyptian civil court. Apache plans to vigorously pursue its remedies with respect to these claims. A civil court ruling with respect to the claims is expected sometime in the second quarter of 2005.

LOUISIANA RESTORATION

     Numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition. Any exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache has denied liability and intends to actively defend the cases.

GENERAL

     The Company is involved in other litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. The Company has an accrued liability of approximately $10 million for other legal contingencies that are probable of occurring and can be reasonably estimated. It is management's opinion that the loss for any such other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company's financial position or results of operations.

OTHER COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

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

     Apache manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company also conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of

                      APACHE CORPORATION AND SUBSIDIARIES
any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any possible remediation effort. As it relates to evaluations of purchased properties, depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache's satisfaction, or agree to assume liability for the remediation of the property. The Company's general policy is to limit any reserve additions to any incidents or sites that are considered probable to result in an expected remediation cost exceeding $100,000. Any environmental costs and liabilities that are not reserved for are treated as an expense when actually incurred. In our estimation, neither these expenses nor expenses related to training and compliance programs, are likely to have a material impact on our financial condition. As of December 31, 2004, the Company had an undiscounted reserve for environmental remediation of approximately $11 million. Apache is not aware of any environmental claims existing as of December 31, 2004, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

INTERNATIONAL LEASE CONCESSIONS

     The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Australia, Egypt, China and the North Sea. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $180 million through 2009.

OPERATING LEASE AND OTHER COMMITMENTS

     The Company has leases for buildings, facilities and equipment with varying expiration dates through 2013. Net rental expense was $17 million for 2004 and 2003, and $16 million for 2002.

     As of December 31, 2004, minimum rental commitments under long-term operating leases, net of sublease rental income, drilling rigs and long-term pipeline transportation commitments, ranging from one to 19 years, are as follows:

                                                                NET MINIMUM COMMITMENTS
                                                   -------------------------------------------------
                                                                                          PIPELINE
                                                    TOTAL     LEASES    DRILLING RIGS   TRANSMISSION
                                                   --------   -------   -------------   ------------
                                                                    (IN THOUSANDS)
2005.............................................  $127,592   $11,852     $ 88,071        $ 27,669
2006.............................................    72,566    10,990       36,739          24,837
2007.............................................    47,579     9,622       14,003          23,954
2008.............................................    31,273     8,641          588          22,044
2009.............................................    17,257     8,638           --           8,619
Thereafter.......................................    64,176    31,364           --          32,812
                                                   --------   -------     --------        --------
                                                   $360,443   $81,107     $139,401        $139,935
                                                   ========   =======     ========        ========

RETIREMENT AND DEFERRED COMPENSATION PLANS

     The Company provides a 401(k) savings plan for employees which allows participating employees to elect to contribute up to 25 percent of their salaries, with Apache making matching contributions up to a maximum of six percent of each employee's salary. In addition, the Company annually contributes six percent of each participating employee's compensation, as defined, to a money purchase retirement plan. The 401(k)

                      APACHE CORPORATION AND SUBSIDIARIES
plan and the money purchase retirement plan are subject to certain annually-adjusted, government-mandated restrictions which limit the amount of each employee's contributions.

     For certain eligible employees, the Company also provides a non-qualified retirement/savings plan which allows the deferral of up to 50 percent of each employee's salary, and which accepts employee contributions and the Company's matching contributions in excess of the above-referenced restrictions on the 401(k) savings plan and money purchase retirement plan. Additionally, Apache Energy Limited, Apache Canada Ltd. and Apache North Sea Limited maintain separate retirement plans, as required under the laws of Australia, Canada and the United Kingdom, respectively.

     Vesting in the Company's contributions to the 401(k) savings plan, the money purchase retirement plan and the non-qualified retirement/savings plan occurs at the rate of 20 percent per year. Upon a change in control of ownership, vesting is immediate. Total costs under all plans were $31 million, $25 million and $18 million for 2004, 2003 and 2002, respectively.

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

     Apache also has a postretirement benefit plan covering substantially all of its U.S. employees. The postretirement benefit plan provides for medical benefits up until the age of 65. The plan is contributory with participants' contributions adjusted annually. The postretirement benefit plan does not pay benefits once participants become eligible for Medicare and is not affected by the Medicare Modernization Act of 2003.

     The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2004 and 2003 and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. Apache uses a measurement date of December 31 for its pension and postretirement benefit plans.

                                                           2004                        2003
                                                 -------------------------   -------------------------
                                                 PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                                 BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                                 --------   --------------   --------   --------------
                                                                    (IN THOUSANDS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
  Projected benefit obligation beginning of
     period....................................  $63,642       $  9,439      $ 60,190      $ 7,117
  Service cost.................................    5,507            969         2,668          780
  Interest cost................................    3,661            628         1,562          525
  Foreign currency exchange rate changes.......    7,132             --         3,185           --
  Amendments...................................       --             --            --           --
  Actuarial losses/(gains).....................    8,793             91        (3,963)       1,115
  Effect of curtailment and settlements........       --             --            --           --
  Benefits paid................................       (9)          (177)           --         (172)
  Retiree contributions........................       --             89            --           74
                                                 -------       --------      --------      -------
  Projected benefit obligation at end of
     year......................................  $88,726       $ 11,039      $ 63,642      $ 9,439
                                                 -------       --------      --------      -------

                      APACHE CORPORATION AND SUBSIDIARIES

                                                           2004                        2003
                                                 -------------------------   -------------------------
                                                 PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                                 BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                                 --------   --------------   --------   --------------
                                                                    (IN THOUSANDS)
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of
     period....................................  $52,420       $     --      $ 47,572      $    --
  Actual return on plan assets.................    6,529             --           688           --
  Foreign currency exchange rate changes.......    6,752             --         2,628           --
  Employer contributions.......................   16,330             88         1,532           98
  Benefits paid................................       (9)          (177)           --         (172)
  Retiree contributions........................       --             89            --           74
                                                 -------       --------      --------      -------
  Fair value of plan assets at end of year.....   82,022             --        52,420           --
                                                 -------       --------      --------      -------
RECONCILIATION OF FUNDED STATUS
  Funded status of plan........................   (6,704)       (11,039)      (11,222)      (9,439)
  Unrecognized actuarial (gain)/loss...........    2,219          3,913        (3,576)       4,072
  Unrecognized prior service cost..............       --             --            --           --
  Unrecognized net transition obligation.......       --            529            --          573
                                                 -------       --------      --------      -------
  Plan benefit asset/(obligation)..............  $(4,485)      $ (6,597)     $(14,798)     $(4,794)
                                                 =======       ========      ========      =======
WEIGHTED AVERAGE ASSUMPTIONS USED AS OF
  DECEMBER 31
  Discount rate................................     5.30%          5.75%         5.50%        6.25%
  Salary increases.............................     3.80%           N/A          3.75%         N/A
  Expected return on assets....................     6.25%           N/A          6.50%         N/A
  Healthcare cost trend
     -- Initial in 2004........................      N/A           9.00%          N/A        10.00%
     -- Ultimate in 2009.......................      N/A           5.00%          N/A         5.00%

     As of December 31, 2004 and 2003, the accumulated benefit obligation for the pension plan was $65 million and $47 million, respectively.

     Apache's defined benefit pension plan assets are held by a non-related Trustee who has been instructed to invest the assets in an equal blend of equity securities and low-risk debt securities. The Company believes this blend of investments will provide a reasonable rate of return and ensure that the benefits promised to members are provided. The plan's assets do not include any equity or debt securities of Apache. A breakout of previous allocations for plan asset holdings and the target allocation for the Company's plan assets are summarized below.

                                                                          PERCENTAGE OF PLAN ASSETS AT
                                                                                    YEAR-END
                                                  TARGET ALLOCATION   -------------------------------------
                                                        2004                2004                2003
                                                  -----------------   -----------------   -----------------
ASSET CATEGORY
  Equity securities.............................          50%                 49%                 50%
  Debt securities...............................          50%                 51%                 50%
                                                         ---                 ---                 ---
     Total......................................         100%                100%                100%
                                                         ===                 ===                 ===

                      APACHE CORPORATION AND SUBSIDIARIES

     The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans for the 12-month and 6-month periods ended December 31, 2004 and 2003, respectively.

                                                            2004                        2003
                                                  -------------------------   -------------------------
                                                  PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                                  BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                                  --------   --------------   --------   --------------
                                                                     (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COSTS
  Service cost..................................  $ 5,507        $  969       $ 2,668        $  780
  Interest cost.................................    3,661           628         1,562           525
  Expected return on assets.....................   (3,589)           --        (1,260)           --
  Amortization of:
     Prior service cost.........................       --            --            --            --
     Transition obligation......................       --            44            --            44
     Actuarial (gain)/loss......................       --           250            --           203
  Effect of curtailment and settlements.........       --            --            --            --
                                                  -------        ------       -------        ------
  Net periodic benefit cost.....................  $ 5,579        $1,891       $ 2,970        $1,552
                                                  =======        ======       =======        ======
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
  NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED
  DECEMBER 31
  Discount rate.................................     5.50%         6.25%         5.50%         6.75%
  Salary increases..............................     3.75%          N/A          3.75%          N/A
  Expected return on assets.....................     6.25%          N/A          6.50%          N/A
  Healthcare cost trend
     -- Initial.................................      N/A         10.00%          N/A         10.00%
     -- Ultimate in 2009........................      N/A          5.00%          N/A          5.00%

     Assumed health care cost trend rates affect amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                 POSTRETIREMENT BENEFITS
                                                                --------------------------
                                                                1% INCREASE    1% DECREASE
                                                                -----------    -----------
                                                                      (IN THOUSANDS)
Effect on service and interest cost components..............      $  181         $  (160)
Effect on postretirement benefit obligation.................       1,154          (1,025)

     Apache expects to contribute $5 million to its pension plan and $318,000 to its postretirement benefit plan in 2005. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                              PENSION    POSTRETIREMENT
                                                              BENEFITS      BENEFITS
                                                              --------   --------------
                                                                   (IN THOUSANDS)
2005........................................................  $   106        $  318
2006........................................................      144           421
2007........................................................      480           552
2008........................................................      845           686
2009........................................................      941           831
Years 2010 -- 2014..........................................   12,326         6,800

                      APACHE CORPORATION AND SUBSIDIARIES

11. PREFERRED INTERESTS OF SUBSIDIARIES

     In August 2001, Apache entered into a series of financing transactions, described below, to pay down existing debt and increase financial flexibility.

     Apache contributed interests in various fields valued at $923 million to new subsidiaries in connection with the financing transactions. Additionally, Apache contributed $116 million in U.S. Government Agency Notes. Unrelated institutional investors contributed $443 million ($441 million, net of issuance costs) to the various subsidiaries in exchange for preferred stock ($82 million) of the subsidiaries and a limited partner interest ($361 million) in one of the entities. The third party investors were entitled to receive a weighted average return of 123 basis points above the prevailing LIBOR interest rate. The preferred stock and limited partner interests were repayable from the assets of the subsidiaries. Apache retained credit risks related to collection of proceeds from product sales and intercompany loans. Apache also had an obligation to contribute an aggregate amount not to exceed $250 million to fund present and future business operations of the subsidiaries. However, the investors were not entitled to receive more than their $443 million original investment, plus the agreed-upon return. One of the subsidiaries also issued $37 million of senior floating rate notes, which matured and were repaid in August 2003 (see Note 5, Debt).

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

12. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

Cinergy Corp.

     In 1995, Apache and other natural gas producers formed Producers Energy Marketing LLC (ProEnergy), to market substantially all of its members' domestic natural gas. In June 1998, Apache sold its 57 percent interest in ProEnergy to Cinergy Corp. and contracted with Cinergy Corp. to market substantially all the Company's natural gas production from the U.S. and agreed to develop terms for the marketing of most of Apache's Canadian production under an amended and restated gas purchase agreement effective July 1, 1998. Apache received 771,258 shares of Cinergy Corp. common stock for its interest, which the Company subsequently sold for $26 million. In December 1998, Apache and Cinergy Corp. agreed to postpone the negotiation of terms to market most of Apache's Canadian production. Under the terms of the original gas purchase agreement, ProEnergy, renamed Cinergy Marketing and Trading LLC (Cinergy), was to market Apache's North American natural gas production until June 30, 2008, with an option, following prior notice, to terminate on June 30, 2004. During this period, Apache was generally obligated to deliver most of its U.S. gas production to Cinergy and, under certain circumstances, reimburse Cinergy if certain gas throughput thresholds were not met. The prices received for its gas production under this agreement approximated market prices.

                      APACHE CORPORATION AND SUBSIDIARIES

     In June 2003, Apache and Cinergy agreed to terminate their agreement concerning marketing of Apache's U.S. natural gas production and to dismiss the arbitration between them. The parties reached an amicable settlement, the amounts of which were immaterial to Apache's financial position and results of operations. Consequently, the Company began marketing its U.S. natural gas production previously marketed by Cinergy beginning with July 2003 production.

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

     In the ordinary course of business, Cimarex Energy, Co. (Cimarex), formerly Key Production Company, Inc., paid to Apache $6 million during 2004, $4 million during 2003 and $2 million during 2002 for Cimarex's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Cimarex owns interests and of which Apache is the operator. Cimarex was paid approximately $5 million in 2004, $6 million in 2003, and $4 million in 2002 directly by Apache or related entities for its proportionate share of revenues from wells in which Cimarex marketed its revenues with Apache as operator. Apache paid to Cimarex approximately $5 million during 2004 and $1 million during 2003 for Apache's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Apache owns interests and of which Cimarex is the operator. Apache was paid approximately $3 million in 2004 and $2 million in 2003 directly by Cimarex for its proportionate share of revenues from wells in which Apache marketed its revenues with Cimarex as operator. F. H. Merelli, a member of Apache's Board of Directors, is chairman of the board, chief executive officer and president of Cimarex.

     In the ordinary course of business, Matador Petroleum Corporation or related entities (Matador) paid to Apache approximately $793,000 during 2003 and $708,000 during 2002 for Matador's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Matador owns interests and of which Apache is the operator. Matador was paid approximately $1 million in 2003 and 2002 directly by Apache for its proportionate share of revenues from wells in which Matador marketed its revenues with Apache as operator. Apache paid to Matador during 2003 and 2002 approximately $654,000 and $2 million, respectively, for Apache's proportionate share of drilling and workover costs, mineral interests and routine expenses relating to oil and gas wells in which Apache owns interests and of which Matador is the operator. Apache was paid approximately $915,000 and $621,000 in 2003 and 2002, respectively, directly by Matador for its proportionate share of revenues from wells in which Apache marketed

                      APACHE CORPORATION AND SUBSIDIARIES
its revenues with Matador as operator. Eugene C. Fiedorek, a member of Apache's board of directors, was a member of the board of directors of Matador until its acquisition by Tom Brown, Inc. in March 2003.

     Apache and its subsidiaries made donations of $103,000 and $201,000, in cash, property and services, to the Ucross Foundation in 2004 and 2003, respectively. In February 2004, Apache purchased Clear Creek Hunting Preserve, Inc. (CCHP) from Ucross Foundation for a total purchase price of $77,000. Apache also paid $22,000 during 2004 to the Ucross Foundation for food, lodging and other expenses incurred in connection with executive and board meetings held by Apache at the Ucross Foundation's facilities, and $34,000 to the Ucross Foundation for the lease of land and other services utilized by CCHP. The Ucross Foundation was founded in 1981 as a non-profit organization whose primary objectives include the restoration of the historic Clear Fork headquarters of the Pratt and Ferris Cattle Company of Wyoming, the promotion of the preservation of other historical sites in the area, and the maintenance of an artists-in-residence program for writers and other artists. To help ensure that the accomplishments of the Ucross Foundation are reasonably secure, Apache's board of directors has approved a conditional charitable contribution of $10,000,000 to be made to the Ucross Foundation upon a change of control of the Company, as defined in the Company's income continuance plan. Raymond Plank, chairman of Apache's Board of Directors, is chairman of the Board of Trustees of Ucross Foundation, and G. Steven Farris, a director and officer of Apache, George D. Lawrence, a member of the Company's Board of Directors, and Roger B. Plank, an officer of Apache, are trustees of Ucross Foundation.

     During 2004, 2003 and 2002, Apache and its subsidiaries made donations of $5,033,000, $500,000 and $300,000, in cash, property and services, to The Fund for Teachers: A Foundation to Recognize, Stimulate and Enhance, which is a Texas non-profit corporation. In addition, during 2004, Apache made a pledge to the Fund for Teachers for $5,000,000 in cash, property and services that will be paid in 2005. The Fund for Teachers seeks to provide resources directly to teachers to support learning experiences of their own design to increase their effectiveness with students, and is currently focused on funding summer sabbaticals for selected applicants. The Company's board of directors also authorized additional donations to The Fund for Teachers of up to $5,000,000 in cash, property and services for 2005 that may be funded through the end of 2006. If a change of control of the Company occurs, as defined in the Company's income continuance plan, any and all of the donations that have not yet been made to the Fund for Teachers will become immediately due and payable to the Fund for Teachers. Raymond Plank, chairman of Apache's Board of Directors, is chairman of the board and president of The Fund for Teachers.

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

     During 2002, in the ordinary course of business, Aquila, Inc. ("Aquila") and related companies paid to Apache approximately $33 million for natural gas produced by Apache, primarily in Canada. Aquila was paid approximately $348,000 by Apache for gathering, transportation and compression services provided by Aquila. Janine McArdle, vice-president, Oil and Gas Marketing of Apache since October 2002, previously was employed by Aquila Europe.

  Major Customers

     In 2004, purchases by EGPC and BP accounted for 17 percent and 15 percent, respectively, of the Company's oil and gas production revenues.

                      APACHE CORPORATION AND SUBSIDIARIES

     In 2003, purchases by Cinergy, EGPC and BP accounted for 12 percent, 16 percent and 15 percent of the Company's oil and gas production revenues, respectively. In 2002, purchases by Cinergy and EGPC accounted for 19 percent and 22 percent of the Company's oil and gas production revenues, respectively. No other purchaser has accounted for more than 10 percent of revenues for 2004, 2003 or 2002.

  Concentration of Credit Risk

     The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales. Apache sells practically all of its Egyptian crude oil and natural gas to EGPC for U.S. dollars. Beginning in 2001, we experienced a gradual decline in timeliness of receipts from EGPC for our Egyptian oil and gas sales. Deteriorating economic conditions during 2001 in Egypt lessened the availability of U.S. dollars, resulting in a one to two month delay in receipts from EGPC. During 2004, we experienced variability in the timing of cash receipts, but our past due balance improved at year-end. We have not established a reserve for these Egyptian receivables because we continue to get paid, albeit late, and have no indication that we will not be able to collect our receivable.

13.  BUSINESS SEGMENT INFORMATION

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

                      APACHE CORPORATION AND SUBSIDIARIES

Apache's reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

                                                                                                    OTHER
                            UNITED STATES     CANADA       EGYPT      AUSTRALIA    NORTH SEA    INTERNATIONAL      TOTAL
                            -------------   ----------   ----------   ----------   ----------   -------------   -----------
                                                                    (IN THOUSANDS)
2004
Oil and gas production
  revenues................   $2,332,064     $1,014,097   $  932,767   $  458,006   $  472,091     $ 98,992      $ 5,308,017
Operating Expenses:
  Depreciation, depletion
    and amortization......      554,598        204,181      176,307      118,183      126,667       42,216        1,222,152
  Asset retirement
    obligation
    accretion.............       25,531          6,078           --        2,277       12,048          126           46,060
  Lease operating costs...      376,608        186,043       92,791       52,309      143,453       13,174          864,378
  Gathering and
    transportation
    costs.................       28,324         30,741           --           --       22,619          577           82,261
  Severance and other
    taxes.................       67,544         22,766           --       64,345      (61,361)         454           93,748
                             ----------     ----------   ----------   ----------   ----------     --------      -----------
Operating Income (Loss)...   $1,279,459     $  564,288   $  663,669   $  220,892   $  228,665     $ 42,445        2,999,418
                             ==========     ==========   ==========   ==========   ==========     ========
Other Income (Expense):
  Other...................                                                                                           24,560
  General and
    administrative........                                                                                         (173,194)
  Financing costs, net....                                                                                         (116,485)
  China litigation
    provision.............                                                                                          (71,216)
                                                                                                                -----------
Income Before Income
  Taxes...................                                                                                      $ 2,663,083
                                                                                                                ===========
Net Property and
  Equipment...............   $6,754,515     $3,338,990   $1,573,639   $  951,704   $1,112,451     $129,060      $13,860,359
                             ==========     ==========   ==========   ==========   ==========     ========      ===========
Total Assets..............   $7,394,542     $3,633,469   $1,948,833   $1,131,026   $1,244,419     $150,191      $15,502,480
                             ==========     ==========   ==========   ==========   ==========     ========      ===========
Additions to Net Property
  and Equipment...........   $2,042,033     $  816,198   $  392,300   $  178,280   $  369,542     $ 26,587      $ 3,824,940
                             ==========     ==========   ==========   ==========   ==========     ========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                                    OTHER
                            UNITED STATES     CANADA       EGYPT      AUSTRALIA    NORTH SEA    INTERNATIONAL      TOTAL
                            -------------   ----------   ----------   ----------   ----------   -------------   -----------
                                                                    (IN THOUSANDS)
2003
Oil and gas production
  revenues................   $2,023,492     $  823,273   $  652,913   $  391,968   $  273,044     $ 34,230      $ 4,198,920
Operating Expenses:
  Depreciation, depletion
    and amortization......      512,691        172,056      182,209      120,322       72,053       13,955        1,073,286
  Asset retirement
    obligation
    accretion.............       18,861          5,275           --        2,239       11,282          106           37,763
  International
    impairments...........           --             --           --           --           --       12,813           12,813
  Lease operating costs...      302,095        153,598       82,558       44,395      109,140        7,877          699,663
  Gathering and
    transportation
    costs.................       21,128         28,154           --           --       11,178           --           60,460
  Severance and other
    taxes.................       52,651         20,183           --       28,245       19,591        1,123          121,793
                             ----------     ----------   ----------   ----------   ----------     --------      -----------
Operating Income (Loss)...   $1,116,066     $  444,007   $  388,146   $  196,767   $   49,800     $ (1,644)       2,193,142
                             ==========     ==========   ==========   ==========   ==========     ========
Other Income (Expense):
  Other...................                                                                                           (8,621)
  General and
    administrative........                                                                                         (138,524)
  Financing costs, net....                                                                                         (115,072)
  Preferred interests of
    subsidiaries..........                                                                                           (8,668)
                                                                                                                -----------
Income Before Income
  Taxes...................                                                                                      $ 1,922,257
                                                                                                                ===========
Net Property and
  Equipment...............   $5,268,990     $2,727,620   $1,357,646   $  891,567   $  869,574     $144,688      $11,260,085
                             ==========     ==========   ==========   ==========   ==========     ========      ===========
Total Assets..............   $5,621,681     $2,961,111   $1,744,164   $  970,764   $  941,577     $176,829      $12,416,126
                             ==========     ==========   ==========   ==========   ==========     ========      ===========
Additions to Net Property
  and Equipment...........   $1,486,895     $  630,436   $  276,293   $  159,923   $  941,629     $ 33,426      $ 3,528,602
                             ==========     ==========   ==========   ==========   ==========     ========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                                                                                                    OTHER
                            UNITED STATES     CANADA       EGYPT      AUSTRALIA    NORTH SEA    INTERNATIONAL      TOTAL
                            -------------   ----------   ----------   ----------   ----------   -------------   -----------
                                                                    (IN THOUSANDS)
2002
Oil and gas production
  revenues................   $1,101,388     $  557,720   $  560,099   $  334,039   $       --     $  6,502      $ 2,559,748
Operating Expenses:
  Depreciation, depletion
    and amortization......      387,187        182,584      163,648      107,993           --        2,467          843,879
  International
    impairments...........           --             --           --           --           --       19,600           19,600
  Lease operating costs...      239,837        110,078       69,160       37,107           --        1,721          457,903
  Gathering and
    transportation
    costs.................       17,311         21,256           --           --           --           --           38,567
  Severance and other
    taxes.................       34,792          9,710           --       22,807           --           --           67,309
                             ----------     ----------   ----------   ----------   ----------     --------      -----------
Operating Income (Loss)...   $  422,261     $  234,092   $  327,291   $  166,132   $       --     $(17,286)       1,132,490
                             ==========     ==========   ==========   ==========   ==========     ========
Other Income (Expense):
  Other...................                                                                                              125
  General and
    administrative........                                                                                         (104,588)
  Financing costs, net....                                                                                         (112,833)
  Preferred interests of
    subsidiaries..........                                                                                          (16,224)
                                                                                                                -----------
Income Before Income
  Taxes...................                                                                                      $   898,970
                                                                                                                ===========
Net Property and
  Equipment...............   $4,068,362     $2,190,029   $1,263,560   $  807,332   $       --     $136,302      $ 8,465,585
                             ==========     ==========   ==========   ==========   ==========     ========      ===========
Total Assets..............   $4,309,736     $2,401,319   $1,713,267   $  883,704   $       --     $151,825      $ 9,459,851
                             ==========     ==========   ==========   ==========   ==========     ========      ===========
Additions to Net Property
  and Equipment...........   $  597,954     $  379,413   $  196,975   $  100,761   $       --     $ 37,767      $ 1,312,870
                             ==========     ==========   ==========   ==========   ==========     ========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

14. SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

  Oil and Gas Operations

     The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities. Apache has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

                                  UNITED                                          NORTH         OTHER
                                  STATES       CANADA      EGYPT     AUSTRALIA     SEA      INTERNATIONAL     TOTAL
                                ----------   ----------   --------   ---------   --------   -------------   ----------
                                                                    (IN THOUSANDS)
2004
Oil and gas production
  revenues....................  $2,332,064   $1,014,097   $932,767   $458,006    $472,091     $ 98,992      $5,308,017
                                ----------   ----------   --------   --------    --------     --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)...........     531,593      200,155    176,307    117,098     126,237       42,186       1,193,576
  Asset retirement obligation
    accretion(3)..............      25,531        6,078         --      2,277      12,048          126          46,060
  Lease operating expenses....     376,608      186,043     92,791     52,309     143,453       13,174         864,378
  Gathering and transportation
    costs.....................      28,324       30,741         --         --      22,619          577          82,261
  Production taxes(2).........      62,791        9,551         --     64,345     (61,361)         454          75,780
  Income tax..................     490,206      233,949    318,561     75,472      98,511       14,060       1,230,759
                                ----------   ----------   --------   --------    --------     --------      ----------
                                 1,515,053      666,517    587,659    311,501     341,507       70,577       3,492,814
                                ----------   ----------   --------   --------    --------     --------      ----------
Results of operations.........  $  817,011   $  347,580   $345,108   $146,505    $130,584     $ 28,415      $1,815,203
                                ==========   ==========   ========   ========    ========     ========      ==========
Amortization rate per boe.....  $     7.88   $     6.28   $   5.60   $   6.53    $   6.49     $  13.12      $     7.01
                                ==========   ==========   ========   ========    ========     ========      ==========
2003
Oil and gas production
  revenues....................  $2,023,492   $  823,273   $652,913   $391,968    $273,044     $ 34,230      $4,198,920
                                ----------   ----------   --------   --------    --------     --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)...........     489,969      169,029    182,209    119,455      71,956       13,914       1,046,532
  Asset retirement obligation
    accretion(3)..............      18,861        5,275         --      2,239      11,282          106          37,763
  International impairments...          --           --         --         --          --       12,813          12,813
  Lease operating expenses....     302,095      153,598     82,558     44,395     109,140        7,877         699,663
  Gathering and transportation
    costs.....................      21,128       28,154         --         --      11,178           --          60,460
  Production taxes(2).........      50,615        4,180         --     28,245      19,591        1,123         103,754
  Income tax..................     427,809      201,421    186,310     67,196      21,456       (1,077)        903,115
                                ----------   ----------   --------   --------    --------     --------      ----------
                                 1,310,477      561,657    451,077    261,530     244,603       34,756       2,864,100
                                ----------   ----------   --------   --------    --------     --------      ----------
Results of operations.........  $  713,015   $  261,616   $201,836   $130,438    $ 28,441     $   (526)     $1,334,820
                                ==========   ==========   ========   ========    ========     ========      ==========
Amortization rate per boe.....  $     7.13   $     5.43   $   6.62   $   6.13    $   6.67     $   8.36      $     6.59
                                ==========   ==========   ========   ========    ========     ========      ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                                  UNITED                                          NORTH         OTHER
                                  STATES       CANADA      EGYPT     AUSTRALIA     SEA      INTERNATIONAL     TOTAL
                                ----------   ----------   --------   ---------   --------   -------------   ----------
                                                                    (IN THOUSANDS)
2002
Oil and gas production
  revenues....................  $1,101,388   $  557,720   $560,099   $334,039    $     --     $  6,502      $2,559,748
                                ----------   ----------   --------   --------    --------     --------      ----------
Operating costs:
  Depreciation, depletion and
    amortization(1)...........     369,864      181,087    163,648    107,194          --        2,455         824,248
  International impairments...          --           --         --         --          --       19,600          19,600
  Lease operating expenses....     239,837      110,078     69,160     37,107          --        1,721         457,903
  Gathering and transportation
    costs.....................      17,311       21,256         --         --          --           --          38,567
  Production taxes(2).........      33,336        4,221         --     22,808          --           --          60,365
  Income tax..................     165,390      104,869    157,100     56,756          --       (6,536)        477,579
                                ----------   ----------   --------   --------    --------     --------      ----------
                                   825,738      421,511    389,908    223,865          --       17,240       1,878,262
                                ----------   ----------   --------   --------    --------     --------      ----------
Results of operations.........  $  275,650   $  136,209   $170,191   $110,174    $     --     $(10,738)     $  681,486
                                ==========   ==========   ========   ========    ========     ========      ==========
Amortization rate per boe.....  $     7.06   $     5.71   $   6.10   $   5.36    $     --     $   3.68      $     6.29
                                ==========   ==========   ========   ========    ========     ========      ==========

(1) This amount only reflects DD&A of capitalized costs of oil and gas proved properties and, therefore, does not agree with DD&A reflected on Note 13, Business Segment Information.

(2) This amount only reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with severance and other taxes reflected on Note 13, Business Segment Information.

(3) Effective January 1, 2003, Apache adopted SFAS No. 143 "Asset Retirement Obligations." These amounts reflect current year activity only, as prior periods were adjusted through a one-time cumulative adjustment as described in Note 4, Asset Retirement Obligation.
---------------

                      APACHE CORPORATION AND SUBSIDIARIES

  Costs Incurred In Oil And Gas Property Acquisition, Exploration, And Development Activities

                                   UNITED                                                       OTHER
                                   STATES      CANADA     EGYPT     AUSTRALIA   NORTH SEA   INTERNATIONAL     TOTAL
                                 ----------   --------   --------   ---------   ---------   -------------   ----------
                                                                    (IN THOUSANDS)
2004
Acquisitions:
  Proved.......................  $  926,088   $  9,839   $     --   $     --    $  1,154       $    --      $  937,081
  Unproved.....................     126,770         --         --         --          --            --         126,770
Purchase of non-producing
  leases.......................      19,717     46,085         --         --          --            --          65,802
Exploration....................      65,658    142,753     62,651     51,988       8,717         4,277         336,044
Development....................     669,681    568,074    239,261     86,706     353,337        22,216       1,939,275
Capitalized interest...........      21,000     15,152      6,563      1,748       6,285            --          50,748
                                 ----------   --------   --------   --------    --------       -------      ----------
COSTS EXPENDED IN 2004.........   1,828,914    781,903    308,475    140,442     369,493        26,493       3,455,720
                                 ----------   --------   --------   --------    --------       -------      ----------
Plus: Asset retirement
  obligation costs(1)..........     175,923     10,681         --         --        (643)           --         185,961
                                 ----------   --------   --------   --------    --------       -------      ----------
COSTS INCURRED.................  $2,004,837   $792,584   $308,475   $140,442    $368,850       $26,493      $3,641,681
                                 ==========   ========   ========   ========    ========       =======      ==========
Property sales.................  $   (3,210)  $   (832)  $     --   $     --    $     --       $    --      $   (4,042)
2003
Acquisitions:
  Proved.......................  $  728,486   $  5,272   $     --   $ 27,105    $622,899       $    --      $1,383,762
  Unproved.....................     118,250      1,094         --         --      65,000            --         184,344
Purchase of non-producing
  leases.......................       5,795     44,939         --         --          --            --          50,734
Exploration....................      32,020    114,924     54,305     68,493       4,314         3,669         277,725
Development....................     379,886    408,993    188,347     59,768      55,890        31,429       1,124,313
Capitalized interest...........      16,150     23,934      7,568      1,973       3,266            --          52,891
                                 ----------   --------   --------   --------    --------       -------      ----------
COSTS EXPENDED IN 2003.........   1,280,587    599,156    250,220    157,339     751,369        35,098       3,073,769
                                 ----------   --------   --------   --------    --------       -------      ----------
Plus: Asset retirement
  obligation costs(1)..........     162,812     17,386         --     (3,589)    189,190           154         365,953
                                 ----------   --------   --------   --------    --------       -------      ----------
COSTS INCURRED.................  $1,443,399   $616,542   $250,220   $153,750    $940,559       $35,252      $3,439,722
                                 ==========   ========   ========   ========    ========       =======      ==========
Property sales.................  $  (45,678)  $(13,266)  $     --   $     --    $     --       $    --      $  (58,944)
2002
Acquisitions:
  Proved.......................  $  201,662   $ 79,817   $     --   $     --    $     --       $    --      $  281,479
  Unproved.....................      65,875      4,353         --         --          --            --          70,228
Purchase of non-producing
  leases.......................       2,264     20,150         --         --          --            --          22,414
Exploration....................      19,805      2,833     55,580     50,327          --         2,330         130,875
Development....................     280,542    235,208    115,580     39,486          --        36,079         706,895
Capitalized interest...........      13,200     14,392      8,875      4,224          --            --          40,691
                                 ----------   --------   --------   --------    --------       -------      ----------
COSTS INCURRED.................  $  583,348   $356,753   $180,035   $ 94,037    $     --       $38,409      $1,252,582
                                 ==========   ========   ========   ========    ========       =======      ==========
Property sales.................  $      873   $     84   $ (8,000)  $     --    $     --       $    --      $   (7,043)

(1) Effective January 1, 2003, Apache adopted SFAS No. 143 "Asset Retirement Obligations." The asset retirement obligation costs reflect abandonment obligations assumed during the year and related revisions. Actual retirement expenditures reflect plugging and abandonment costs during the year that are included in exploration and development activity. Prior periods presentation was not changed to reflect SFAS No. 143 because the amounts were adjusted through a one-time cumulative adjustment as described in Note 4, Asset Retirement Obligation.

                      APACHE CORPORATION AND SUBSIDIARIES

  Capitalized Costs

     The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                                                                 OTHER
                         UNITED STATES     CANADA       EGYPT      AUSTRALIA    NORTH SEA    INTERNATIONAL      TOTAL
                         -------------   ----------   ----------   ----------   ----------   -------------   -----------
                                                                 (IN THOUSANDS)
2004
Proved properties......   $11,378,189    $3,929,136   $1,836,436   $1,292,165   $1,252,911     $ 244,204     $19,933,041
Unproved properties....       313,009       220,340      129,303       38,450       56,498        20,090         777,690
                          -----------    ----------   ----------   ----------   ----------     ---------     -----------
                           11,691,198     4,149,476    1,965,739    1,330,615    1,309,409       264,294      20,710,731
Accumulated DD&A.......    (5,051,373)     (964,454)    (817,100)    (555,797)    (198,193)     (133,957)     (7,720,874)
                          -----------    ----------   ----------   ----------   ----------     ---------     -----------
                          $ 6,639,825    $3,185,022   $1,148,639   $  774,818   $1,111,216     $ 130,337     $12,989,857
                          ===========    ==========   ==========   ==========   ==========     =========     ===========
2003
Proved properties......   $ 9,412,413    $3,131,369   $1,514,104   $1,159,205   $  844,679     $ 216,160     $16,277,930
Unproved properties....       277,159       226,355      143,161       30,968       95,878        21,640         795,161
                          -----------    ----------   ----------   ----------   ----------     ---------     -----------
                            9,689,572     3,357,724    1,657,265    1,190,173      940,557       237,800      17,073,091
Accumulated DD&A.......    (4,521,062)     (775,101)    (663,224)    (448,522)     (71,956)      (91,771)     (6,571,636)
                          -----------    ----------   ----------   ----------   ----------     ---------     -----------
                          $ 5,168,510    $2,582,623   $  994,041   $  741,651   $  868,601     $ 146,029     $10,501,455
                          ===========    ==========   ==========   ==========   ==========     =========     ===========

  Costs Not Being Amortized

     The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2004, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

                                                                                       2001 AND
                                            TOTAL       2004       2003       2002       PRIOR
                                           --------   --------   --------   --------   ---------
                                                              (IN THOUSANDS)
Property acquisition costs...............  $520,594   $181,816   $174,367   $ 98,249    $66,162
Exploration and development..............   231,315    157,016     34,501     22,200     17,598
Capitalized interest.....................    25,781      3,243      3,186      6,933     12,419
                                           --------   --------   --------   --------    -------
  Total..................................  $777,690   $342,075   $212,054   $127,382    $96,179
                                           ========   ========   ========   ========    =======

                      APACHE CORPORATION AND SUBSIDIARIES

  Oil and Gas Reserve Information

     Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with Rule 4-10 of Regulation S-X. The Company engages Ryder Scott Company, L.P. Petroleum Consultants as independent petroleum engineers, to review the Company's estimates of proved hydrocarbon liquid and gas reserves and provide an opinion letter on the reasonableness of Apache's internal projections. During this review, they prepare independent projections for each reviewed property and determine if the Company's estimates are within engineering tolerance by geographical area. The independent reviews typically cover a large percentage of major value fields, international properties and new wells drilled during the year. During 2004, 2003, and 2002, their review covered 79, 78 and 68 percent of the Apache's estimated reserve value, respectively.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represents estimates and should not be construed as being exact.

                                                         CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                              --------------------------------------------------------------------

                                                                     (THOUSANDS OF BARRELS)
                                              UNITED                                     NORTH    OTHER
                                              STATES    CANADA     EGYPT    AUSTRALIA     SEA     INT'L     TOTAL
                                              -------   -------   -------   ---------   -------   ------   -------
PROVED DEVELOPED RESERVES:
 December 31, 2001..........................  230,017    76,250    59,188     45,628         --      699   411,782
 December 31, 2002..........................  240,880    89,554    51,162     31,746         --    1,033   414,375
 December 31, 2003..........................  265,135    91,501    54,881     26,999    147,880    7,293   593,689
 December 31, 2004..........................  320,752    87,914    57,084     18,919    172,260    5,721   662,650
TOTAL PROVED RESERVES:
Balance December 31, 2001...................  321,437   136,905    80,986     59,003         --    1,057   599,388
 Extensions, discoveries and other
   additions................................   20,082    31,366    18,227      4,221         --   11,793    85,689
 Purchases of minerals in-place.............    7,109     5,055        --         --         --       --    12,164
 Revisions of previous estimates............    6,630       159    (8,140)       106         --       40    (1,205)
 Production.................................  (21,790)   (9,846)  (15,977)   (11,082)        --     (225)  (58,920)
 Sales of properties........................      (46)       --      (305)        --         --       --      (351)
                                              -------   -------   -------    -------    -------   ------   -------
Balance December 31, 2002...................  333,422   163,639    74,791     52,248         --   12,665   636,765
 Extensions, discoveries and other
   additions................................   35,378    15,649    15,090     11,712     14,489      640    92,958
 Purchases of minerals in-place.............   48,886       574        --        309    144,071       --   193,840
 Revisions of previous estimates............      953        12       648         (2)        --     (113)    1,498
 Production.................................  (28,098)   (9,776)  (17,356)   (11,165)   (10,680)  (1,230)  (78,305)
 Sales of properties........................   (1,176)   (1,692)       --         --         --       --    (2,868)
                                              -------   -------   -------    -------    -------   ------   -------
Balance December 31, 2003...................  389,365   168,406    73,173     53,102    147,880   11,962   843,888
 Extensions, discoveries and other
   additions................................   26,600     1,106    26,865     10,422     45,261      186   110,440
 Purchases of minerals in-place.............   84,375       165        --         --        389       --    84,929
 Revisions of previous estimates............  (13,588)   (1,207)   (2,955)         2         (4)    (348)  (18,100)
 Production.................................  (27,867)  (10,209)  (19,099)    (9,214)   (19,338)  (2,982)  (88,709)
 Sales of properties........................     (408)       --        --         --         --       --      (408)
                                              -------   -------   -------    -------    -------   ------   -------
Balance December 31, 2004...................  458,477   158,261    77,984     54,312    174,188    8,818   932,040
                                              =======   =======   =======    =======    =======   ======   =======

                                                                            NATURAL GAS                                     TOTAL
                                              ------------------------------------------------------------------------   -----------
                                                                                                                          (THOUSAND
                                                                      (MILLIONS OF CUBIC FEET)                           BARRELS OF
                                               UNITED                                       NORTH   OTHER                    OIL
                                               STATES      CANADA      EGYPT    AUSTRALIA    SEA    INT'L      TOTAL     EQUIVALENT)
                                              ---------   ---------   -------   ---------   -----   ------   ---------   -----------
PROVED DEVELOPED RESERVES:
 December 31, 2001..........................  1,407,561   1,148,516   338,707    307,509       --    1,524   3,203,817      945,751
 December 31, 2002..........................  1,444,677   1,255,068   246,529    256,790       --    3,469   3,206,533      948,797
 December 31, 2003..........................  1,565,855   1,411,877   337,844    218,745    3,902    2,750   3,540,973    1,183,851
 December 31, 2004..........................  1,722,803   1,479,271   474,028    158,789    6,804    2,364   3,844,059    1,303,327
TOTAL PROVED RESERVES:
Balance December 31, 2001...................  1,675,794   1,301,882   453,233    571,689       --    2,733   4,005,331    1,266,943
 Extensions, discoveries and other
   additions................................    102,050      70,066     6,123     28,943       --    3,355     210,537      120,779
 Purchases of minerals in-place.............    154,459      66,113        --         --       --       --     220,572       48,926
 Revisions of previous estimates............     37,944      20,900   (37,480)        22       --       37      21,423        2,366
 Production.................................   (183,708)   (120,210)  (44,769)   (42,998)      --   (2,656)   (394,341)    (124,644)
 Sales of properties........................     (2,446)         --    (6,440)        --       --       --      (8,886)      (1,832)
                                              ---------   ---------   -------    -------    -----   ------   ---------    ---------
Balance December 31, 2002...................  1,784,093   1,338,751   370,667    557,656       --    3,469   4,054,636    1,312,538
 Extensions, discoveries and other
   additions................................    113,552     387,533   217,455    127,516      105    2,084     848,245      234,333
 Purchases of minerals in-place.............    391,510       4,510        --     38,638    4,423       --     439,081      267,019
 Revisions of previous estimates............      6,073      (8,177)    4,292         --       --        1       2,189        1,863
 Production.................................   (242,782)   (116,263)  (41,447)   (40,537)    (626)  (2,607)   (444,262)    (152,349)
 Sales of properties........................    (23,054)       (671)       --         --       --     (196)    (23,921)      (6,855)
                                              ---------   ---------   -------    -------    -----   ------   ---------    ---------
Balance December 31, 2003...................  2,029,392   1,605,683   550,967    683,273    3,902    2,751   4,875,968    1,656,549
 Extensions, discoveries and other
   additions................................    291,303     542,779   452,509     54,272    3,575    1,007   1,345,445      334,681
 Purchases of minerals in-place.............    268,386      17,273        --         --       12       --     285,671      132,541
 Revisions of previous estimates............     53,816     (61,695)  (18,572)         1       --        1     (26,449)     (22,508)
 Production.................................   (236,660)   (119,669)  (50,412)   (43,228)    (685)  (1,395)   (452,049)    (164,050)
 Sales of properties........................       (657)         --        --         --       --       --        (657)        (518)
                                              ---------   ---------   -------    -------    -----   ------   ---------    ---------
Balance December 31, 2004...................  2,405,580   1,984,371   934,492    694,318    6,804    2,364   6,027,929    1,936,695
                                              =========   =========   =======    =======    =====   ======   =========    =========

     As of December 31, 2004, 2003 and 2002, on a barrel of equivalent basis 32.7, 28.5 and 27.7 percent of our estimated worldwide reserves, respectively, were classified as proved undeveloped. Approximately 23 percent of our year-end 2004 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 14, under "Future Net Cash Flows."

                      APACHE CORPORATION AND SUBSIDIARIES

  Future Net Cash Flows

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

                         UNITED                                                                 OTHER
                         STATES       CANADA(1)       EGYPT      AUSTRALIA     NORTH SEA    INTERNATIONAL      TOTAL
                       -----------   -----------   -----------   ----------   -----------   -------------   ------------
                                                                (IN THOUSANDS)
2004
Cash inflows.........  $32,557,246   $17,140,078   $ 6,233,328   $3,065,332   $ 6,783,414     $323,963      $ 66,103,361
Production costs.....   (8,185,633)   (7,451,626)     (818,876)    (891,117)   (4,098,870)     (89,280)      (21,535,402)
Development costs....   (1,620,421)     (584,160)     (596,249)    (422,045)     (569,435)     (25,220)       (3,817,530)
Income tax expense...   (7,342,348)   (2,461,911)   (1,790,617)    (423,263)     (617,244)     (42,314)      (12,677,697)
                       -----------   -----------   -----------   ----------   -----------     --------      ------------
Net cash flows.......   15,408,844     6,642,381     3,027,586    1,328,907     1,497,865      167,149        28,072,732
10 percent discount
  rate...............   (7,414,246)   (3,177,411)   (1,165,331)    (568,722)     (418,169)     (32,775)      (12,776,654)
                       -----------   -----------   -----------   ----------   -----------     --------      ------------
Discounted future net
  cash flows(2)......  $ 7,994,598   $ 3,464,970   $ 1,862,255   $  760,185   $ 1,079,696     $134,374      $ 15,296,078
                       ===========   ===========   ===========   ==========   ===========     ========      ============
2003
Cash inflows.........  $23,117,256   $12,533,197   $ 3,999,829   $2,737,289   $ 4,193,438     $378,032      $ 46,959,041
Production costs.....   (6,012,893)   (3,049,847)     (545,505)    (658,132)   (2,622,103)     (63,384)      (12,951,864)
Development costs....   (1,152,182)     (451,491)     (397,493)    (397,206)     (593,778)     (17,431)       (3,009,581)
Income tax expense...   (4,834,389)   (2,595,286)     (997,847)    (433,667)     (195,756)     (59,616)       (9,116,561)
                       -----------   -----------   -----------   ----------   -----------     --------      ------------
Net cash flows.......   11,117,792     6,436,573     2,058,984    1,248,284       781,801      237,601        21,881,035
10 percent discount
  rate...............   (5,222,609)   (3,353,451)     (726,933)    (536,921)     (204,248)     (59,029)      (10,103,191)
                       -----------   -----------   -----------   ----------   -----------     --------      ------------
Discounted future net
  cash flows(2)......  $ 5,895,183   $ 3,083,122   $ 1,332,051   $  711,363   $   577,553     $178,572      $ 11,777,844
                       ===========   ===========   ===========   ==========   ===========     ========      ============

                      APACHE CORPORATION AND SUBSIDIARIES

                         UNITED                                                                 OTHER
                         STATES       CANADA(1)       EGYPT      AUSTRALIA     NORTH SEA    INTERNATIONAL      TOTAL
                       -----------   -----------   -----------   ----------   -----------   -------------   ------------
                                                                (IN THOUSANDS)
2002
Cash inflows.........  $17,550,514   $ 9,597,042   $ 3,820,016   $2,436,477   $        --     $402,311      $ 33,806,360
Production costs.....   (4,442,214)   (1,955,401)     (501,511)    (463,282)           --      (61,905)       (7,424,313)
Development costs....     (662,686)     (312,194)     (421,454)    (235,318)           --      (19,600)       (1,651,252)
Income tax expense...   (3,875,478)   (2,288,073)     (963,906)    (482,883)           --      (59,164)       (7,669,504)
                       -----------   -----------   -----------   ----------   -----------     --------      ------------
Net cash flows.......    8,570,136     5,041,374     1,933,145    1,254,994            --      261,642        17,061,291
10 percent discount
  rate...............   (4,170,620)   (2,633,601)     (651,524)    (373,032)           --      (80,894)       (7,909,671)
                       -----------   -----------   -----------   ----------   -----------     --------      ------------
Discounted future net
  cash flows(2)......  $ 4,399,516   $ 2,407,773   $ 1,281,621   $  881,962   $        --     $180,748      $  9,151,620
                       ===========   ===========   ===========   ==========   ===========     ========      ============

(1) Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has not indicated an intention to repeal this legislation.

(2) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $22.2 billion, $16.4 billion and $13.2 billion as of December 31, 2004, 2003 and 2002, respectively.

                      APACHE CORPORATION AND SUBSIDIARIES

     The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2004          2003          2002
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
Sales, net of production costs........................  $(4,383,289)  $(3,312,728)  $(1,994,631)
Net change in prices and production costs.............    1,119,906       224,609     4,767,785
Discoveries and improved recovery, net of related
  costs...............................................    4,404,964     2,808,283     1,885,266
Change in future development costs....................      103,481        48,531       222,160
Revision of quantities................................     (242,005)       22,807       (15,400)
Purchases of minerals in-place........................    2,051,068     2,743,936       603,608
Accretion of discount.................................    1,660,486     1,317,894       737,112
Change in income taxes................................   (2,091,187)     (795,143)   (2,200,925)
Sales of properties...................................       (5,825)      (90,263)      (14,502)
Change in production rates and other..................      900,635      (341,703)     (382,314)
                                                        -----------   -----------   -----------
                                                        $ 3,518,234   $ 2,626,223   $ 3,608,159
                                                        ===========   ===========   ===========

  Impact of Pricing

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

                      APACHE CORPORATION AND SUBSIDIARIES

15. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     FIRST        SECOND       THIRD        FOURTH       TOTAL
                                   ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2004(3)
Revenues.........................  $1,149,939   $1,240,733   $1,407,002   $1,534,903   $5,332,577
Expenses, net....................     803,614      857,207      976,527    1,025,158    3,662,506
                                   ----------   ----------   ----------   ----------   ----------
Income before change in
  accounting principle...........     346,325      383,526      430,475      509,745    1,670,071
Cumulative effect of change in
  accounting principle, net of
  income tax.....................          --           --           --       (1,317)      (1,317)
                                   ----------   ----------   ----------   ----------   ----------
Net income.......................  $  346,325   $  383,526   $  430,475   $  508,428   $1,668,754
                                   ==========   ==========   ==========   ==========   ==========
Income attributable to common
  stock..........................  $  344,905   $  382,106   $  429,055   $  507,008   $1,663,074
                                   ==========   ==========   ==========   ==========   ==========
Net income per common
  share(1)(2):
  Basic..........................  $     1.06   $     1.17   $     1.31   $     1.55   $     5.10
                                   ==========   ==========   ==========   ==========   ==========
  Diluted........................  $     1.05   $     1.16   $     1.30   $     1.52   $     5.03
                                   ==========   ==========   ==========   ==========   ==========
2003
Revenues.........................  $  966,609   $1,054,356   $1,104,541   $1,064,793   $4,190,299
Expenses, net....................     654,312      809,975      827,580      803,179    3,095,046
                                   ----------   ----------   ----------   ----------   ----------
Income before change in
  accounting principle...........     312,297      244,381      276,961      261,614    1,095,253
Cumulative effect of change in
  accounting principle, net of
  income tax.....................      26,632           --           --           --       26,632
                                   ----------   ----------   ----------   ----------   ----------
Net income.......................  $  338,929   $  244,381   $  276,961   $  261,614   $1,121,885
                                   ==========   ==========   ==========   ==========   ==========
Income attributable to common
  stock..........................  $  337,509   $  242,961   $  275,541   $  260,194   $1,116,205
                                   ==========   ==========   ==========   ==========   ==========
Net income per common
  share(1)(2):
  Basic..........................  $     1.06   $      .75   $      .85   $      .80   $     3.46
                                   ==========   ==========   ==========   ==========   ==========
  Diluted........................  $     1.05   $      .75   $      .84   $      .80   $     3.43
                                   ==========   ==========   ==========   ==========   ==========

(1) The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. All potentially dilutive securities were included in each quarterly computation of diluted net income per common share, as none were antidilutive.

(2) Earnings per share have been restated to reflect the five percent stock dividend declared December 18, 2002, payable April 2, 2003 to shareholders of record on March 12, 2003, and the two-for-one stock split declared September 11, 2003, paid January 14, 2004, to shareholders of record on December 31, 2003.

(3) The first, second and third-quarter totals for 2004 will not agree to the applicable Form 10-Q filing because interim amounts have been restated to reflect the early adoption of SFAS No. 123-R, refer to Note 1, Summary of Significant Accounting Policies.

                      APACHE CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL GUARANTOR INFORMATION

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

     Generally, the issuance of publicly traded securities would subject those subsidiaries to the reporting requirements of the Securities and Exchange Commission. Since these subsidiaries had no independent operations and qualified as "finance subsidiaries," they were exempted from these requirements.

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

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                                        ALL OTHER
                                                                           APACHE                      SUBSIDIARIES
                                              APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                            CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                            -----------   -------------   ---------   --------------   ------------
                                                                        (IN THOUSANDS)
Revenues and Other:
  Oil and gas production revenues.........  $2,313,901       $    --       $    --       $     --       $3,295,849
  Equity in net income of affiliates......     978,881        51,888        63,859        152,823           33,641
  Other...................................      47,321            --           (25)            --          (22,736)
                                            ----------       -------       -------       --------       ----------
                                             3,340,103        51,888        63,834        152,823        3,306,754
                                            ----------       -------       -------       --------       ----------
Operating Expenses:
  Depreciation, depletion and
     amortization.........................     551,057            --            --             --          671,095
  Asset retirement obligation accretion...      25,531            --            --             --           20,529
  Lease operating costs...................     375,894            --            --             --          790,217
  Gathering and transportation costs......      28,317            --            --             --           53,944
  Severance and other taxes...............      65,559            --            --           (208)          28,397
  Administrative, selling and other.......     138,058            --            --             --           35,136
  China litigation provision..............          --            --            --             --           71,216
  Financing costs, net....................      86,980            --        18,047         40,363          (28,905)
                                            ----------       -------       -------       --------       ----------
                                             1,271,396            --        18,047         40,155        1,641,629
                                            ----------       -------       -------       --------       ----------
Income (Loss) Before Income Taxes.........   2,068,707        51,888        45,787        112,668        1,665,125
  Provision (benefit) for income taxes....     398,636            --        (6,101)       (85,767)         686,244
                                            ----------       -------       -------       --------       ----------
Income (Loss) Before Change in Accounting
  Principle...............................   1,670,071        51,888        51,888        198,435          978,881
  Cumulative effect of change in
     accounting principle, net of income
     tax..................................      (1,317)           --            --             --               --
                                            ----------       -------       -------       --------       ----------
Net Income................................   1,668,754        51,888        51,888        198,435          978,881
  Preferred stock dividends...............       5,680            --            --             --               --
                                            ----------       -------       -------       --------       ----------
Income Attributable to Common Stock.......  $1,663,074       $51,888       $51,888       $198,435       $  978,881
                                            ==========       =======       =======       ========       ==========


                                            RECLASSIFICATIONS
                                             & ELIMINATIONS     CONSOLIDATED
                                            -----------------   ------------
                                                     (IN THOUSANDS)
Revenues and Other:
  Oil and gas production revenues.........     $  (301,733)      $5,308,017
  Equity in net income of affiliates......      (1,281,092)              --
  Other...................................              --           24,560
                                               -----------       ----------
                                                (1,582,825)       5,332,577
                                               -----------       ----------
Operating Expenses:
  Depreciation, depletion and
     amortization.........................              --        1,222,152
  Asset retirement obligation accretion...              --           46,060
  Lease operating costs...................        (301,733)         864,378
  Gathering and transportation costs......              --           82,261
  Severance and other taxes...............              --           93,748
  Administrative, selling and other.......              --          173,194
  China litigation provision..............              --           71,216
  Financing costs, net....................              --          116,485
                                               -----------       ----------
                                                  (301,733)       2,669,494
                                               -----------       ----------
Income (Loss) Before Income Taxes.........      (1,281,092)       2,663,083
  Provision (benefit) for income taxes....              --          993,012
                                               -----------       ----------
Income (Loss) Before Change in Accounting
  Principle...............................      (1,281,092)       1,670,071
  Cumulative effect of change in
     accounting principle, net of income
     tax..................................              --           (1,317)
                                               -----------       ----------
Net Income................................      (1,281,092)       1,668,754
  Preferred stock dividends...............              --            5,680
                                               -----------       ----------
Income Attributable to Common Stock.......     $(1,281,092)      $1,663,074
                                               ===========       ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                                     ALL OTHER
                                                                        APACHE                      SUBSIDIARIES
                                           APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                         CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                         -----------   -------------   ---------   --------------   ------------
                                                                     (IN THOUSANDS)
Revenues and Other:
  Oil and gas production revenues......  $1,687,609       $    --       $    --       $     --       $2,729,966
  Equity in net income of affiliates...     597,020        21,189        33,117        111,274          (37,160)
  Other................................      (4,250)           --           (25)            --           (4,346)
                                         ----------       -------       -------       --------       ----------
                                          2,280,379        21,189        33,092        111,274        2,688,460
                                         ----------       -------       -------       --------       ----------
Operating Expenses:
  Depreciation, depletion and
     amortization......................     374,534            --            --             --          698,752
  Asset retirement obligation
     accretion.........................      15,944            --            --             --           21,819
  International impairments............          --            --            --             --           12,813
  Lease operating costs................     264,311            --            --             --          654,007
  Gathering and transportation costs...      19,558            --            --             --           40,902
  Severance and other taxes............      50,899            --            --             63           70,831
  Administrative, selling and other....     111,984            --            --             --           26,540
  Financing costs, net.................     102,142            --        18,047         40,064          (45,181)
                                         ----------       -------       -------       --------       ----------
                                            939,372            --        18,047         40,127        1,480,483
                                         ----------       -------       -------       --------       ----------
Preferred Interests of Subsidiaries....        (592)           --            --             --            9,260
                                         ----------       -------       -------       --------       ----------
Income (Loss) Before Income Taxes......   1,341,599        21,189        15,045         71,147        1,198,717
  Provision (benefit) for income
     taxes.............................     239,471            --        (6,144)       (14,895)         608,572
                                         ----------       -------       -------       --------       ----------
Income (Loss) Before Change in
  Accounting Principle.................   1,102,128        21,189        21,189         86,042          590,145
  Cumulative effect of change in
     accounting principle, net of
     income tax........................      19,757            --            --             --            6,875
                                         ----------       -------       -------       --------       ----------
Net Income.............................   1,121,885        21,189        21,189         86,042          597,020
  Preferred stock dividends............       5,680            --            --             --               --
                                         ----------       -------       -------       --------       ----------
Income Attributable To Common Stock....  $1,116,205       $21,189       $21,189       $ 86,042       $  597,020
                                         ==========       =======       =======       ========       ==========


                                         RECLASSIFICATIONS
                                          & ELIMINATIONS       CONSOLIDATED
                                         -----------------   -----------------
                                                    (IN THOUSANDS)
Revenues and Other:
  Oil and gas production revenues......      $(218,655)         $4,198,920
  Equity in net income of affiliates...       (725,440)                 --
  Other................................             --              (8,621)
                                             ---------          ----------
                                              (944,095)          4,190,299
                                             ---------          ----------
Operating Expenses:
  Depreciation, depletion and
     amortization......................             --           1,073,286
  Asset retirement obligation
     accretion.........................             --              37,763
  International impairments............             --              12,813
  Lease operating costs................       (218,655)            699,663
  Gathering and transportation costs...             --              60,460
  Severance and other taxes............             --             121,793
  Administrative, selling and other....             --             138,524
  Financing costs, net.................             --             115,072
                                             ---------          ----------
                                              (218,655)          2,259,374
                                             ---------          ----------
Preferred Interests of Subsidiaries....             --               8,668
                                             ---------          ----------
Income (Loss) Before Income Taxes......       (725,440)          1,922,257
  Provision (benefit) for income
     taxes.............................             --             827,004
                                             ---------          ----------
Income (Loss) Before Change in
  Accounting Principle.................       (725,440)          1,095,253
  Cumulative effect of change in
     accounting principle, net of
     income tax........................             --              26,632
                                             ---------          ----------
Net Income.............................       (725,440)          1,121,885
  Preferred stock dividends............             --               5,680
                                             ---------          ----------
Income Attributable To Common Stock....      $(725,440)         $1,116,205
                                             =========          ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                        ALL OTHER
                                                                           APACHE                      SUBSIDIARIES
                                              APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                            CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                            -----------   -------------   ---------   --------------   ------------
                                                                        (IN THOUSANDS)
Revenues and Other:
  Oil and gas production revenues.........  $  814,225       $    --       $    --       $     --       $1,906,009
  Equity in net income of affiliates......     391,295        20,976        32,905         76,707          (37,036)
  Other...................................       7,909            --           (25)            --           (7,759)
                                            ----------       -------       -------       --------       ----------
                                             1,213,429        20,976        32,880         76,707        1,861,214
                                            ----------       -------       -------       --------       ----------
Operating Expenses:
  Depreciation, depletion and
     amortization.........................     211,291            --            --             --          632,588
  International impairments...............          --            --            --             --           19,600
  Lease operating costs...................     198,052            --            --             --          420,337
  Gathering and transportation costs......      15,896            --            --             --           22,671
  Severance and other taxes...............      34,015            --            --            270           33,024
  Administrative, selling and other.......      87,860            --            --             --           16,728
  Financing costs, net....................      72,721            --        18,050         41,058          (18,996)
                                            ----------       -------       -------       --------       ----------
                                               619,835            --        18,050         41,328        1,125,952
                                            ----------       -------       -------       --------       ----------
Preferred Interests of Subsidiaries.......          --            --            --             --           16,224
                                            ----------       -------       -------       --------       ----------
Income (Loss) Before Income Taxes.........     593,594        20,976        14,830         35,379          719,038
  Provision (benefit) for income taxes....      39,265            --        (6,146)       (16,221)         327,743
                                            ----------       -------       -------       --------       ----------
Net Income................................     554,329        20,976        20,976         51,600          391,295
  Preferred stock dividends...............      10,815            --            --             --               --
                                            ----------       -------       -------       --------       ----------
Income Attributable to Common Stock.......  $  543,514       $20,976       $20,976       $ 51,600       $  391,295
                                            ==========       =======       =======       ========       ==========


                                            RECLASSIFICATIONS
                                             & ELIMINATIONS     CONSOLIDATED
                                            -----------------   ------------
                                                     (IN THOUSANDS)
Revenues and Other:
  Oil and gas production revenues.........      $(160,486)       $2,559,748
  Equity in net income of affiliates......       (484,847)               --
  Other...................................             --               125
                                                ---------        ----------
                                                 (645,333)        2,559,873
                                                ---------        ----------
Operating Expenses:
  Depreciation, depletion and
     amortization.........................             --           843,879
  International impairments...............             --            19,600
  Lease operating costs...................       (160,486)          457,903
  Gathering and transportation costs......             --            38,567
  Severance and other taxes...............             --            67,309
  Administrative, selling and other.......             --           104,588
  Financing costs, net....................             --           112,833
                                                ---------        ----------
                                                 (160,486)        1,644,679
                                                ---------        ----------
Preferred Interests of Subsidiaries.......             --            16,224
                                                ---------        ----------
Income (Loss) Before Income Taxes.........       (484,847)          898,970
  Provision (benefit) for income taxes....             --           344,641
                                                ---------        ----------
Net Income................................       (484,847)          554,329
  Preferred stock dividends...............             --            10,815
                                                ---------        ----------
Income Attributable to Common Stock.......      $(484,847)       $  543,514
                                                =========        ==========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                                                     ALL OTHER
                                                                                        APACHE                      SUBSIDIARIES
                                                           APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                                         CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                                         -----------   -------------   ---------   --------------   ------------
                                                                                     (IN THOUSANDS)
Cash Provided by (Used in) Operating Activities........  $ 1,486,100     $     --      $(17,500)     $(356,371)     $ 2,119,290
                                                         -----------     --------      --------      ---------      -----------
Cash Flows from Investing Activities:
  Additions to property and equipment..................     (900,464)          --            --             --       (1,556,024)
  Acquisitions.........................................     (880,136)          --            --             --               --
  Proceeds from sales of oil and gas properties........        3,210           --            --             --              832
  Investment in and advances to subsidiaries, net......       62,069      (18,050)           --             --         (373,353)
  Other, net...........................................      (27,003)          --            --             --          (51,428)
                                                         -----------     --------      --------      ---------      -----------
Net Cash Used in Investing Activities..................   (1,742,324)     (18,050)           --             --       (1,979,973)
                                                         -----------     --------      --------      ---------      -----------
Cash Flows From Financing Activities:
  Long-term borrowings.................................      544,561           --          (550)       347,550         (184,717)
  Payments on long-term debt...........................     (283,400)          --            --             --               --
  Dividends paid.......................................      (90,369)          --            --             --               --
  Common stock activity................................       21,595       18,050        18,050          8,823          122,391
  Treasury stock activity, net.........................       12,472           --            --             --               --
  Cost of debt and equity transactions.................       (2,303)          --            --             --               --
  Other................................................       54,265           --            --             --               --
                                                         -----------     --------      --------      ---------      -----------
Net Cash Provided by Financing Activities..............      256,821       18,050        17,500        356,373          (62,326)
                                                         -----------     --------      --------      ---------      -----------
Net Increase (Decrease) in Cash and Cash Equivalents...          597           --            --              2           76,991
Cash and Cash Equivalents at Beginning of Year.........           --           --             2              1           33,500
                                                         -----------     --------      --------      ---------      -----------
Cash and Cash Equivalents at End of Year...............  $       597     $     --      $      2      $       3      $   110,491
                                                         ===========     ========      ========      =========      ===========


                                                         RECLASSIFICATIONS
                                                          & ELIMINATIONS     CONSOLIDATED
                                                         -----------------   ------------
                                                                  (IN THOUSANDS)
Cash Provided by (Used in) Operating Activities........     $        --      $ 3,231,519
                                                            -----------      -----------
Cash Flows from Investing Activities:
  Additions to property and equipment..................              --       (2,456,488)
  Acquisitions.........................................              --         (880,136)
  Proceeds from sales of oil and gas properties........              --            4,042
  Investment in and advances to subsidiaries, net......         329,334               --
  Other, net...........................................              --          (78,431)
                                                            -----------      -----------
Net Cash Used in Investing Activities..................         329,334       (3,411,013)
                                                            -----------      -----------
Cash Flows From Financing Activities:
  Long-term borrowings.................................        (162,020)         544,824
  Payments on long-term debt...........................              --         (283,400)
  Dividends paid.......................................              --          (90,369)
  Common stock activity................................        (167,314)          21,595
  Treasury stock activity, net.........................              --           12,472
  Cost of debt and equity transactions.................              --           (2,303)
  Other................................................              --           54,265
                                                            -----------      -----------
Net Cash Provided by Financing Activities..............        (329,334)         257,084
                                                            -----------      -----------
Net Increase (Decrease) in Cash and Cash Equivalents...              --           77,590
Cash and Cash Equivalents at Beginning of Year.........              --           33,503
                                                            -----------      -----------
Cash and Cash Equivalents at End of Year...............     $        --      $   111,093
                                                            ===========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                                              ALL OTHER
                                                                                 APACHE                      SUBSIDIARIES
                                                    APACHE         APACHE        FINANCE        APACHE        OF APACHE
                                                  CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA   CORPORATION
                                                  -----------   -------------   ---------   --------------   ------------
                                                                              (IN THOUSANDS)
Cash Provided by (Used in) Operating
  Activities....................................  $ 1,136,019     $     --      $(19,604)      $(39,675)     $ 1,629,160
                                                  -----------     --------      --------       --------      -----------
Cash Flows from Investing Activities:
  Additions to property and equipment...........     (494,941)          --            --             --       (1,099,995)
  Acquisitions..................................     (736,651)          --            --             --         (628,538)
  Proceeds from sales of oil and gas
    properties..................................       45,678           --            --             --           13,266
  Investment in and advances to subsidiaries,
    net.........................................     (480,105)     (18,113)           --             --          (76,689)
  Other, net....................................      (33,763)          --            --             --          (23,813)
                                                  -----------     --------      --------       --------      -----------
Net Cash Used in Investing Activities...........   (1,699,782)     (18,113)           --             --       (1,815,769)
                                                  -----------     --------      --------       --------      -----------
Cash Flows from Financing Activities:
  Long-term borrowings..........................    1,555,361           --         1,491          2,102         (404,380)
  Payments on long-term debt....................   (1,419,788)          --            --             --         (193,574)
  Dividends paid................................      (72,832)          --            --             --               --
  Common stock activity.........................      582,865       18,113        18,113         37,447        1,127,530
  Treasury stock activity, net..................        5,350           --            --             --               --
  Cost of debt and equity transactions..........       (5,417)          --            --             --               --
  Repurchase of preferred interests of
    subsidiaries................................      (82,000)          --            --             --         (361,000)
                                                  -----------     --------      --------       --------      -----------
Net Cash Provided by Financing Activities.......      563,539       18,113        19,604         39,549          168,576
                                                  -----------     --------      --------       --------      -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents...................................         (224)          --            --           (126)         (18,033)
Cash and Cash Equivalents at Beginning of
  Year..........................................          224           --             2            127           51,533
                                                  -----------     --------      --------       --------      -----------
Cash and Cash Equivalents at End of Year........  $        --     $     --      $      2       $      1      $    33,500
                                                  ===========     ========      ========       ========      ===========


                                                  RECLASSIFICATIONS
                                                   & ELIMINATIONS     CONSOLIDATED
                                                  -----------------   ------------
                                                           (IN THOUSANDS)
Cash Provided by (Used in) Operating
  Activities....................................     $        --      $ 2,705,900
                                                     -----------      -----------
Cash Flows from Investing Activities:
  Additions to property and equipment...........              --       (1,594,936)
  Acquisitions..................................              --       (1,365,189)
  Proceeds from sales of oil and gas
    properties..................................              --           58,944
  Investment in and advances to subsidiaries,
    net.........................................         574,907               --
  Other, net....................................              --          (57,576)
                                                     -----------      -----------
Net Cash Used in Investing Activities...........         574,907       (2,958,757)
                                                     -----------      -----------
Cash Flows from Financing Activities:
  Long-term borrowings..........................         626,296        1,780,870
  Payments on long-term debt....................              --       (1,613,362)
  Dividends paid................................              --          (72,832)
  Common stock activity.........................      (1,201,203)         582,865
  Treasury stock activity, net..................              --            5,350
  Cost of debt and equity transactions..........              --           (5,417)
  Repurchase of preferred interests of
    subsidiaries................................              --         (443,000)
                                                     -----------      -----------
Net Cash Provided by Financing Activities.......        (574,907)         234,474
                                                     -----------      -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents...................................              --          (18,383)
Cash and Cash Equivalents at Beginning of
  Year..........................................              --           51,886
                                                     -----------      -----------
Cash and Cash Equivalents at End of Year........     $        --      $    33,503
                                                     ===========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                                   ALL OTHER
                                                                                                                  SUBSIDIARIES
                                                 APACHE         APACHE            APACHE             APACHE        OF APACHE
                                               CORPORATION   NORTH AMERICA   FINANCE AUSTRALIA   FINANCE CANADA   CORPORATION
                                               -----------   -------------   -----------------   --------------   ------------
                                                                               (IN THOUSANDS)
Cash Provided by (Used in) Operating
  Activities.................................  $   474,784     $     --          $(18,687)          $(43,819)     $   968,440
                                               -----------     --------          --------           --------      -----------
Cash Flows from Investing Activities:
  Additions to property and equipment........     (249,971)          --                --                 --         (787,397)
  Acquisitions...............................     (269,885)          --                --                 --               --
  Proceeds from sales of oil and gas
    properties...............................           --           --                --                 --            7,043
  Purchase of U.S. Government Agency Notes...           --           --                --                 --          101,723
  Investment in and advances to subsidiaries,
    net......................................     (168,481)     (18,050)               --                 --         (408,837)
  Other, net.................................      (15,105)          --                --                 --          (22,415)
                                               -----------     --------          --------           --------      -----------
Net Cash Used in Investing Activities........     (703,442)     (18,050)               --                 --       (1,109,883)
                                               -----------     --------          --------           --------      -----------
Cash Flows from Financing Activities:
  Long-term borrowings.......................    1,628,207           --               637              2,826          225,518
  Payments on long-term debt.................   (1,362,800)          --                --                 --         (190,671)
  Dividends paid.............................      (68,879)          --                --                 --               --
  Common stock activity......................       30,708       18,050            18,050             41,120          128,889
  Treasury stock activity, net...............        1,991           --                --                 --               --
  Cost of debt and equity transactions.......       (6,728)          --                --                 --               --
                                               -----------     --------          --------           --------      -----------
Net Cash Provided by Financing Activities....      222,499       18,050            18,687             43,946          163,736
                                               -----------     --------          --------           --------      -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents................................       (6,159)          --                --                127           22,293
Cash and Cash Equivalents at Beginning of
  Year.......................................        6,383           --                 2                 --           29,240
                                               -----------     --------          --------           --------      -----------
Cash and Cash Equivalents at End of Year.....  $       224     $     --          $      2           $    127      $    51,533
                                               ===========     ========          ========           ========      ===========


                                               RECLASSIFICATIONS
                                                & ELIMINATIONS     CONSOLIDATED
                                               -----------------   ------------
                                                        (IN THOUSANDS)
Cash Provided by (Used in) Operating
  Activities.................................      $      --       $ 1,380,718
                                                   ---------       -----------
Cash Flows from Investing Activities:
  Additions to property and equipment........             --        (1,037,368)
  Acquisitions...............................             --          (269,885)
  Proceeds from sales of oil and gas
    properties...............................             --             7,043
  Purchase of U.S. Government Agency Notes...             --           101,723
  Investment in and advances to subsidiaries,
    net......................................        595,368                --
  Other, net.................................             --           (37,520)
                                                   ---------       -----------
Net Cash Used in Investing Activities........        595,368        (1,236,007)
                                                   ---------       -----------
Cash Flows from Financing Activities:
  Long-term borrowings.......................       (389,259)        1,467,929
  Payments on long-term debt.................             --        (1,553,471)
  Dividends paid.............................             --           (68,879)
  Common stock activity......................       (206,109)           30,708
  Treasury stock activity, net...............             --             1,991
  Cost of debt and equity transactions.......             --            (6,728)
                                                   ---------       -----------
Net Cash Provided by Financing Activities....       (595,368)         (128,450)
                                                   ---------       -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents................................             --            16,261
Cash and Cash Equivalents at Beginning of
  Year.......................................             --            35,625
                                                   ---------       -----------
Cash and Cash Equivalents at End of Year.....      $      --       $    51,886
                                                   =========       ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                                                ALL OTHER
                                                                                   APACHE                      SUBSIDIARIES
                                                      APACHE      APACHE NORTH     FINANCE    APACHE FINANCE    OF APACHE
                                                    CORPORATION      AMERICA      AUSTRALIA       CANADA       CORPORATION
                                                    -----------   -------------   ---------   --------------   ------------
                                                                                (IN THOUSANDS)
                                                          ASSETS
Current Assets:
  Cash and cash equivalents.......................  $       597     $     --      $      2      $        3      $  110,491
  Receivables, net of allowance...................      367,359           --            --              --         572,377
  Inventories.....................................       28,000           --            --              --         129,293
  Drilling advances and other.....................       82,837           --            --              --          57,823
                                                    -----------     --------      --------      ----------      ----------
                                                        478,793           --             2               3         869,984
                                                    -----------     --------      --------      ----------      ----------
Property and Equipment, Net.......................    6,683,499           --            --              --       7,176,860
                                                    -----------     --------      --------      ----------      ----------
Other Assets:
  Intercompany receivable, net....................    1,107,286           --        (1,205)       (253,724)       (852,357)
  Goodwill, net...................................           --           --            --              --         189,252
  Equity in affiliates............................    4,173,788      258,437       506,806       1,250,590      (1,178,450)
  Deferred charges and other......................       43,460           --            --           4,617          56,010
                                                    -----------     --------      --------      ----------      ----------
                                                    $12,486,826     $258,437      $505,603      $1,001,486      $6,261,299
                                                    ===========     ========      ========      ==========      ==========
                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................  $   280,754     $     --      $     --      $       --      $  261,320
  Other accrued expenses..........................      306,511           --         3,335          29,946         401,025
                                                    -----------     --------      --------      ----------      ----------
                                                        587,265           --         3,335          29,946         662,345
                                                    -----------     --------      --------      ----------      ----------
Long-Term Debt....................................    1,667,044           --       269,192         646,798           5,356
                                                    -----------     --------      --------      ----------      ----------
Deferred Credits and Other Noncurrent Liabilities:
  Income taxes....................................    1,132,618           --       (25,361)          4,233       1,035,147
  Advances from gas purchasers....................       90,876           --            --              --              --
  Asset retirement obligation.....................      568,862           --            --              --         363,142
  Oil and gas derivative instruments..............       31,417           --            --              --              --
  Other...........................................      204,323           --            --              --          21,521
                                                    -----------     --------      --------      ----------      ----------
                                                      2,028,096           --       (25,361)          4,233       1,419,810
                                                    -----------     --------      --------      ----------      ----------
Commitments and Contingencies Shareholders'
  Equity..........................................    8,204,421      258,437       258,437         320,509       4,173,788
                                                    -----------     --------      --------      ----------      ----------
                                                    $12,486,826     $258,437      $505,603      $1,001,486      $6,261,299
                                                    ===========     ========      ========      ==========      ==========


                                                    RECLASSIFICATIONS
                                                     & ELIMINATIONS     CONSOLIDATED
                                                    -----------------   ------------
                                                             (IN THOUSANDS)
                                                                 ASSETS
Current Assets:
  Cash and cash equivalents.......................     $        --      $   111,093
  Receivables, net of allowance...................              --          939,736
  Inventories.....................................              --          157,293
  Drilling advances and other.....................              --          140,660
                                                       -----------      -----------
                                                                --        1,348,782
                                                       -----------      -----------
Property and Equipment, Net.......................              --       13,860,359
                                                       -----------      -----------
Other Assets:
  Intercompany receivable, net....................              --               --
  Goodwill, net...................................              --          189,252
  Equity in affiliates............................      (5,011,171)              --
  Deferred charges and other......................              --          104,087
                                                       -----------      -----------
                                                       $(5,011,171)     $15,502,480
                                                       ===========      ===========
                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................     $        --      $   542,074
  Other accrued expenses..........................              --          740,817
                                                       -----------      -----------
                                                                --        1,282,891
                                                       -----------      -----------
Long-Term Debt....................................              --        2,588,390
                                                       -----------      -----------
Deferred Credits and Other Noncurrent Liabilities:
  Income taxes....................................              --        2,146,637
  Advances from gas purchasers....................              --           90,876
  Asset retirement obligation.....................              --          932,004
  Oil and gas derivative instruments..............              --           31,417
  Other...........................................              --          225,844
                                                       -----------      -----------
                                                                --        3,426,778
                                                       -----------      -----------
Commitments and Contingencies Shareholders'
  Equity..........................................      (5,011,171)       8,204,421
                                                       -----------      -----------
                                                       $(5,011,171)     $15,502,480
                                                       ===========      ===========

                      APACHE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                                                   ALL OTHER
                                                                                      APACHE                      SUBSIDIARIES
                                                         APACHE      APACHE NORTH     FINANCE    APACHE FINANCE    OF APACHE
                                                       CORPORATION      AMERICA      AUSTRALIA       CANADA       CORPORATION
                                                       -----------   -------------   ---------   --------------   ------------
                                                                                   (IN THOUSANDS)
                                                            ASSETS
Current Assets:
  Cash and cash equivalents..........................  $       --      $     --      $      2      $        1     $    33,500
  Receivables, net of allowance......................     204,078            --            --              --         434,977
  Inventories........................................      17,646            --            --              --         108,221
  Drilling advances and other........................      60,159            --            --              --          40,488
                                                       ----------      --------      --------      ----------     -----------
                                                          281,883            --             2               1         617,186
                                                       ----------      --------      --------      ----------     -----------
Property and Equipment, Net..........................   5,235,717            --            --              --       6,024,368
                                                       ----------      --------      --------      ----------     -----------
Other Assets:
  Intercompany receivable, net.......................   1,291,503            --        (1,961)         93,768      (1,383,310)
  Goodwill, net......................................          --            --            --              --         189,252
  Equity in affiliates...............................   3,077,152       183,617       437,860       1,084,711        (803,409)
  Deferred charges and other.........................      36,672            --            --           4,767          26,278
                                                       ----------      --------      --------      ----------     -----------
                                                       $9,922,927      $183,617      $435,901      $1,183,247     $ 4,670,365
                                                       ==========      ========      ========      ==========     ===========
                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................  $  189,031      $     --      $     --      $       --     $   111,567
  Other accrued expenses.............................     238,555            --         1,621           1,803         277,801
                                                       ----------      --------      --------      ----------     -----------
                                                          427,586            --         1,621           1,803         389,368
                                                       ----------      --------      --------      ----------     -----------
Long-Term Debt.......................................   1,405,882            --       268,987         646,741           5,356
                                                       ----------      --------      --------      ----------     -----------
Deferred Credits and Other Noncurrent Liabilities:
  Income taxes.......................................     879,044            --       (18,324)           (842)        837,360
  Advances from gas purchasers.......................     109,207            --            --              --              --
  Asset retirement obligation........................     401,349            --            --              --         338,426
  Oil and gas derivative instruments.................       5,931            --            --              --              --
  Other..............................................     161,130            --            --              --          22,703
                                                       ----------      --------      --------      ----------     -----------
                                                        1,556,661            --       (18,324)           (842)      1,198,489
                                                       ----------      --------      --------      ----------     -----------
Preferred Interests of Subsidiaries..................          --            --            --              --              --
                                                       ----------      --------      --------      ----------     -----------
Commitments and Contingencies
  Shareholders' Equity...............................   6,532,798       183,617       183,617         535,545       3,077,152
                                                       ----------      --------      --------      ----------     -----------
                                                       $9,922,927      $183,617      $435,901      $1,183,247     $ 4,670,365
                                                       ==========      ========      ========      ==========     ===========


                                                       RECLASSIFICATIONS
                                                        & ELIMINATIONS     CONSOLIDATED
                                                       -----------------   ------------
                                                                (IN THOUSANDS)
                                                                    ASSETS
Current Assets:
  Cash and cash equivalents..........................     $        --      $    33,503
  Receivables, net of allowance......................              --          639,055
  Inventories........................................              --          125,867
  Drilling advances and other........................              --          100,647
                                                          -----------      -----------
                                                                   --          899,072
                                                          -----------      -----------
Property and Equipment, Net..........................              --       11,260,085
                                                          -----------      -----------
Other Assets:
  Intercompany receivable, net.......................              --               --
  Goodwill, net......................................              --          189,252
  Equity in affiliates...............................      (3,979,931)              --
  Deferred charges and other.........................              --           67,717
                                                          -----------      -----------
                                                          $(3,979,931)     $12,416,126
                                                          ===========      ===========
                                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................     $        --      $   300,598
  Other accrued expenses.............................              --          519,780
                                                          -----------      -----------
                                                                   --          820,378
                                                          -----------      -----------
Long-Term Debt.......................................              --        2,326,966
                                                          -----------      -----------
Deferred Credits and Other Noncurrent Liabilities:
  Income taxes.......................................              --        1,697,238
  Advances from gas purchasers.......................              --          109,207
  Asset retirement obligation........................              --          739,775
  Oil and gas derivative instruments.................              --            5,931
  Other..............................................              --          183,833
                                                          -----------      -----------
                                                                   --        2,735,984
                                                          -----------      -----------
Preferred Interests of Subsidiaries..................              --               --
                                                          -----------      -----------
Commitments and Contingencies
  Shareholders' Equity...............................      (3,979,931)       6,532,798
                                                          -----------      -----------
                                                          $(3,979,931)     $12,416,126
                                                          ===========      ===========

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

A. D. FRAZIER, JR.(3)(5)
Chairman,
WolfCreek Broadcasting, Inc.

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

OFFICERS

RAYMOND PLANK
Chairman of the Board

G. STEVEN FARRIS
President, Chief Executive Officer and
Chief Operating Officer

MICHAEL S. BAHORICH
Executive Vice President -- Exploration and Production Technology

JOHN A. CRUM
Executive Vice President and Managing Director,
Apache North Sea Ltd.

RODNEY J. EICHLER
Executive Vice President and General Manager,
Apache Egypt Companies

ROGER B. PLANK
Executive Vice President and Chief Financial Officer

FLOYD R. PRICE
Executive Vice President -- Eurasia, Latin America and New Ventures

JON A. JEPPESEN
Senior Vice President

P. ANTHONY LANNIE
Senior Vice President and General Counsel

JEFFREY M. BENDER
Vice President -- Human Resources

MICHAEL J. BENSON
Vice President -- Security

THOMAS P. CHAMBERS
Vice President -- Corporate Planning

JOHN J. CHRISTMANN
Vice President -- Business Development

MATTHEW W. DUNDREA
Vice President and Treasurer

ROBERT J. DYE
Vice President -- Investor Relations

JANICE K. HARTRICK
Vice President and Associate General Counsel

ANTHONY R. LENTINI, JR.
Vice President -- Public and International Affairs

JANINE J. MCARDLE
Vice President -- Oil and Gas Marketing

THOMAS L. MITCHELL
Vice President and Controller

W. KREGG OLSON
Vice President -- Corporate Reservoir Engineering

JON W. SAUER
Vice President -- Tax

CHERI L. PEPER
Corporate Secretary

---------------

(1) Executive Committee

(2) Audit Committee

(3) Management Development and Compensation Committee

(4) Corporate Governance and Nominating Committee

(5) Stock Option Plan Committee

SHAREHOLDER INFORMATION

Stock Data

                                             Dividends
                        Price Range*        per Share*
                       ---------------   -----------------
                        HIGH     LOW     DECLARED    PAID
                       ------   ------   --------   ------
2004
First Quarter........  $43.49   $36.79    $.0600    $.0600
Second Quarter.......   45.99    38.53     .0600     .0600
Third Quarter........   57.00    42.45     .0800     .0600
Fourth Quarter.......   55.16    47.77     .0800     .0800
2003
First Quarter........  $32.15   $26.26    $.0500    $.0475
Second Quarter.......   34.60    28.13     .0500     .0500
Third Quarter........   35.04    30.41     .0600     .0500
Fourth Quarter.......   41.68    34.05     .0600     .0600

* Per share prices and dividend amounts have been adjusted to reflect the effects of the two-for-one stock split in 2003.

The Company has paid cash dividends on its common stock for 40 consecutive years through December 31, 2004. Future dividend payments will depend upon the Company's level of earnings, financial requirements and other relevant factors.

Apache common stock is listed on the New York and Chicago stock exchanges and the NASDAQ National Market (symbol APA). At December 31, 2004, the Company's shares of common stock outstanding were held by approximately 8,000 shareholders of record and 226,000 beneficial owners. Also listed on the New York Stock Exchange are:

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

Communications concerning the transfer of shares, lost certificates, dividend checks, duplicate mailings or change of address should be directed to the stock transfer agent. Shareholders can access account information on the website: http://www.shareowneronline.com.

DIVIDEND REINVESTMENT PLAN

Shareholders of record may invest their dividends automatically in additional shares of Apache common stock at the market price. Participants may also invest up to an additional $25,000 in Apache shares each quarter through this service. All bank service fees and brokerage commissions on purchases are paid by Apache. A prospectus describing the terms of the Plan and an authorization form may be obtained from the Company's stock transfer agent, Wells Fargo Bank, N.A.

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

ANNUAL MEETING

Apache will hold its annual meeting of shareholders on Thursday, May 5, 2005, at 10 a.m. in the Ballroom, Hilton Houston Post Oak (formerly Doubletree Hotel Houston -- Post Oak), 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: http://www.apachecorp.com

STOCK HELD IN "STREET NAME"

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

WEB SITE:  HTTP://WWW.APACHECORP.COM

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  2.1     --    Agreement and Plan of Merger among Registrant, YPY
                Acquisitions, Inc. and The Phoenix Resource Companies, Inc.,
                dated March 27, 1996 (incorporated by reference to Exhibit
                2.1 to Registrant's Registration Statement on Form S-4,
                Registration No. 333-02305, filed April 5, 1996).
  2.2     --    Purchase and Sale Agreement by and between BP Exploration &
                Production Inc., as seller, and Registrant, as buyer, dated
                January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated and filed
                January 13, 2003, SEC File No. 1-4300).
  2.3     --    Sale and Purchase Agreement by and between BP Exploration
                Operating Company Limited, as seller, and Apache North Sea
                Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
                Form 8-K, dated and filed January 13, 2003, SEC File No.
                1-4300).
  3.1     --    Restated Certificate of Incorporation of Registrant, dated
                February 11, 2004, as filed with the Secretary of State of
                Delaware on February 12, 2004 (incorporated by reference to
                Exhibit 3.1 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 2003, SEC File No. 1-4300).
  3.2     --    Bylaws of Registrant, as amended February 5, 2004
                (incorporated by reference to Exhibit 3.2 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 2003,
                SEC File No. 1-4300).
  4.1     --    Form of Certificate for Registrant's Common Stock
                (incorporated by reference to Exhibit 4.1 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 2004, SEC File No. 1-4300).
  4.2     --    Form of Certificate for Registrant's 5.68% Cumulative
                Preferred Stock, Series B (incorporated by reference to
                Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant's
                Current Report on Form 8-K, dated and filed April 18, 1998,
                SEC File No. 1-4300).
  4.3     --    Form of Certificate for Registrant's Automatically
                Convertible Equity Securities, Conversion Preferred Stock,
                Series C (incorporated by reference to Exhibit 99.8 to
                Amendment No. 1 on Form 8-K/A to Registrant's Current Report
                on Form 8-K, dated and filed April 29, 1999, SEC File No.
                1-4300).
  4.4     --    Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration
                Statement on Form 8-A, dated January 24, 1996, SEC File No.
                1-4300).
 10.1     --    Form of Five-Year Credit Agreement, dated May 28, 2004,
                among Registrant, the Lenders named therein, JPMorgan Chase
                Bank, as Administrative Agent, Citibank N.A. and Bank of
                America, N.A., as Co-Syndication Agents, and Barclays Bank
                PLC and UBS Loan Finance LLC. as Co-Documentation Agents
                (excluding exhibits and schedules) (incorporated by
                reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File
                No. 1-4300).
 10.2     --    Form of First Amendment to Combined Credit Agreements, dated
                May 28, 2004, among Registrant, Apache Energy Limited,
                Apache Canada Ltd., the Lenders named therein, JP Morgan
                Chase Bank, as Global Administrative Agent, Bank of America,
                N.A., as Global Syndication Agent, and Citibank, N.A., as
                Global Documentation Agent (excluding exhibits and
                schedules) (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 10.3     --    Form of Credit Agreement, dated as of June 3, 2002, among
                Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Bank of America, N.A. and Wachovia
                Bank, National Association, as U.S. Co-Syndication Agents,
                and Citibank, N.A. and Union Bank of California, N.A., as
                U.S. Co-Documentation Agents (excluding exhibits and
                schedules) (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-4300).
 10.4     --    Form of 364-Day Credit Agreement, dated as of June 3, 2002, among Registrant, the Lenders named therein, JPMorgan Chase
                Bank, as Global Administrative Agent, Bank of America, N.A.,
                as Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Bank of America, N.A. and BNP Paribas,
                as 364-Day Co-Syndication Agents, and Deutsche Bank AG, New
                York Branch, and Societe Generale, as 364-Day
                Co-Documentation Agents (excluding exhibits and schedules)
                (incorporated by reference to Exhibit 10.3 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002, SEC File No. 1-4300).
 10.5     --    Form of Credit Agreement, dated as of June 3, 2002, among
                Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global
                Administrative Agent, Bank of America, N.A., as Global
                Syndication Agent, Citibank, N.A., as Global Documentation
                Agent, Royal Bank of Canada, as Canadian Administrative
                Agent, The Bank of Nova Scotia and The Toronto-Dominion
                Bank, as Canadian Co-Syndication Agents, and BNP Paribas
                (Canada) and Bayerische Landesbank Girozentrale, as Canadian
                Co-Documentation Agents (excluding exhibits and schedules)
                (incorporated by reference to Exhibit 10.4 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002, SEC File No. 1-4300).
 10.6     --    Form of Credit Agreement, dated as of June 3, 2002, among
                Apache Energy Limited, a wholly-owned subsidiary of
                Registrant, the Lenders named therein, JPMorgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as
                Global Syndication Agent, Citibank, N.A., as Global
                Documentation Agent, Citisecurities Limited, as Australian
                Administrative Agent, Bank of America, N.A., Sydney Branch,
                and Deutsche Bank AG, Sydney Branch, as Australian Co-
                Syndication Agents, and Royal Bank of Canada and Bank One,
                N.A., Australia Branch, as Australian Co-Documentation
                Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File
                No. 1-4300).
 10.7     --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Khalda Area in Western Desert of Egypt
                by and among Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation and Phoenix Resources Company of
                Egypt, dated April 6, 1981 (incorporated by reference to
                Exhibit 19(g) to Phoenix's Annual Report on Form 10-K for
                year ended December 31, 1984, SEC File No. 1-547).
 10.8     --    Amendment, dated July 10, 1989, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix
                Resources Company of Egypt incorporated by reference to
                Exhibit 10(d)(4) to Phoenix's Quarterly Report on Form 10-Q
                for quarter ended June 30, 1989, SEC File No. 1-547).
 10.9     --    Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources
                Company of Egypt and Conoco Khalda Inc. (incorporated by
                reference to Exhibit 10.1 to Phoenix's Registration
                Statement on Form S-1, Registration No. 33-1069, filed
                October 23, 1985).
 10.10    --    Amendment, dated March 30, 1989, to Farmout Agreement
                relating to the Khalda Area Concession, by and between
                Phoenix Resources Company of Egypt and Conoco Khalda Inc.
                (incorporated by reference to Exhibit 10(d)(5) to Phoenix's
                Quarterly Report on Form 10-Q for quarter ended June 30,
                1989, SEC File No. 1-547).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 10.11    --    Amendment, dated May 21, 1995, to Concession Agreement for
                Petroleum Exploration and Exploitation in the Khalda Area in
                Western Desert of Egypt between Arab Republic of Egypt, the
                Egyptian General Petroleum Corporation, Repsol Exploracion
                Egipto S.A., Phoenix Resources Company of Egypt and Samsung
                Corporation (incorporated by reference to Exhibit 10.12 to
                Registrant's Annual Report on Form 10-K for year ended
                December 31, 1997, SEC File No. 1-4300).
 10.12    --    Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area in Western Desert of Egypt,
                between Arab Republic of Egypt, the Egyptian General
                Petroleum Corporation, Phoenix Resources Company of Qarun
                and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix's Annual Report on
                Form 10-K for year ended December 31, 1993, SEC File No.
                1-547).
 10.13    --    Agreement for Amending the Gas Pricing Provisions under the
                Concession Agreement for Petroleum Exploration and
                Exploitation in the Qarun Area, effective June 16, 1994
                (incorporated by reference to Exhibit 10.18 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1996,
                SEC File No. 1-4300).
+10.14    --    Apache Corporation Corporate Incentive Compensation Plan A
                (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                1-4300).
+10.15    --    Apache Corporation Corporate Incentive Compensation Plan B
                (Strategic Objectives Format), dated July 16, 1998
                (incorporated by reference to Exhibit 10.14 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 1998,
                SEC File No. 1-4300).
+10.16    --    Apache Corporation 401(k) Savings Plan, dated August 1, 2002
                (incorporated by reference to Exhibit 10.1 to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2002, SEC File No. 1-4300).
+10.17    --    Amendment to Apache Corporation 401(k) Savings Plan, dated
                January 27, 2003, effective January 1, 2003 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on
                Form 10-K, as amended by Form 10-K/A, for year ended
                December 31, 2002, SEC File No. 1-4300).
+10.18    --    Apache Corporation Money Purchase Retirement Plan, dated
                August 1, 2002 (incorporated by reference to Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 1-4300).
+10.19    --    Amendment to Apache Corporation Money Purchase Retirement
                Plan, dated January 27, 2003, effective January 1, 2003
                (incorporated by reference to Exhibit 10.20 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 2002,
                SEC File No. 1-4300).
+10.20    --    Non-Qualified Retirement/Savings Plan of Apache Corporation,
                restated January 1, 1997, and amendments effective January
                1, 1997, January 1, 1998 and January 1, 1999 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No.
                1-4300).
+10.21    --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated February 22, 2000, effective January 1,
                1999 (incorporated by reference to Exhibit 4.7 to
                Registrant's Registration Statement on Form S-8,
                Registration No. 333-31092, filed February 25, 2000); and
                Amendment dated July 27, 2000 (incorporated by reference to
                Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-31092, filed
                August 18, 2000).
+10.22    --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated August 3, 2001, effective September 1,
                2000 and July 1, 2001 (incorporated by reference to Exhibit
                10.13 to Registrant's Quarterly Report on Form 10-Q, as
                amended by Form 10-Q/A, for the quarter ended June 30, 2001,
                SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
+10.23    --    Amendment to Non-Qualified Retirement/Savings Plan of Apache
                Corporation, dated December 18, 2003, effective January 1,
                2004 (incorporated by reference to Exhibit 10.24 to
                Registrant's Annual Report on Form 10-K for year ended
                December 31, 2003, SEC File No. 1-4300).
+10.24    --    Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to
                Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q,
                as amended by Form 10-Q/A, for the quarter ended September
                30, 2001, SEC File No. 1-4300).
+10.25    --    Apache Corporation 1995 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2001, as amended by Form
                10-Q/A, SEC File No. 1-4300).
+10.26    --    Apache Corporation 2000 Share Appreciation Plan, as amended and restated February 5, 2004 (incorporated by reference to
                Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 2003, SEC File No. 1-4300).
+10.27    --    Apache Corporation 1996 Performance Stock Option Plan, as
                amended and restated September 13, 2001 (incorporated by
                reference to Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter
                ended September 30, 2001, SEC File No. 1-4300).
+10.28    --    Apache Corporation 1998 Stock Option Plan, as amended and
                restated September 13, 2001 (incorporated by reference to
                Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q,
                as amended by Form 10-Q/A, for the quarter ended September
                30, 2001, SEC File No. 1-4300).
+10.29    --    Apache Corporation 2000 Stock Option Plan, as amended and
                restated March 5, 2003 (incorporated by reference to Exhibit
                4.5 to Registrant's Registration Statement on Form S-8,
                Registration No. 333-103758, filed March 12, 2003).
+10.30    --    Apache Corporation 2003 Stock Appreciation Rights Plan,
                dated and effective May 1, 2003 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K
                for year ended December 31, 2003, SEC File No. 1-4300).
+10.31    --    1990 Employee Stock Option Plan of The Phoenix Resource
                Companies, Inc., as amended through September 29, 1995,
                effective April 9, 1990 (incorporated by reference to
                Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 1996, SEC File No. 1-4300).
+10.32    --    Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit
                10.30 to Registrant's Annual Report on Form 10-K for the
                year ended December 31, 2001, SEC File No. 1-4300).
+10.33    --    Apache Corporation Deferred Delivery Plan, as amended and
                restated December 18, 2002, effective May 2, 2002
                (incorporated by reference to Exhibit 4.5 to Post-Effective
                Amendment No. 2 to Registrant's Registration Statement on
                Form S-8, Registration No. 333-31092, filed March 11, 2003).
+10.34    --    Apache Corporation Executive Restricted Stock Plan, as
                amended and restated December 18, 2002, effective May 2,
                2002 (incorporated by reference to Exhibit 4.5 to
                Post-Effective Amendment No. 1 to Registrant's Registration
                Statement on Form S-8, Registration No. 333-97403, filed
                December 30, 2002).
+10.35    --    Apache Corporation Non-Employee Directors' Compensation
                Plan, as amended and restated May 1, 2003, effective July 1,
                2003 (incorporated by reference to Exhibit 10.1 to
                Registrant's Quarterly Report on Form 10-Q, as amended by
                Form 10-Q/A, for the quarter ended June 30, 2003, SEC File
                No. 1-4300).
+10.36    --    Apache Corporation Outside Directors' Retirement Plan, as
                amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.08 to Registrant's Quarterly Report on Form
                10-Q, as amended by Form 10-Q/A, for the quarter ended June
                30, 2001, SEC File No. 1-4300).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
+10.37    --    Apache Corporation Equity Compensation Plan for Non-Employee
                Directors, as amended and restated February 5, 2004
                (incorporated by reference to Exhibit 10.38 to Registrant's
                Annual Report on Form 10-K for year ended December 31, 2003,
                SEC File No. 1-4300).
+10.38    --    Amended and Restated Employment Agreement, dated December 5,
                1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on
                Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
+10.39    --    First Amendment, dated April 4, 1996, to Restated Employment
                Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, SEC File No.
                1-4300).
+10.40    --    Amended and Restated Employment Agreement, dated December
                20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 1990, SEC File No.
                1-4300).
+10.41    --    Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit
                10.6 to Registrant's Annual Report on Form 10-K for year
                ended December 31, 1989, SEC File No. 1-4300).
+10.42    --    Amended and Restated Conditional Stock Grant Agreement,
                dated June 6, 2001, between Registrant and G. Steven Farris
                (incorporated by reference to Exhibit 10.10 to Registrant's
                Quarterly Report on Form 10-Q, as amended by Form 10-Q/A,
                for the quarter ended June 30, 2001, SEC File No. 1-4300).
 10.43    --    Amended and Restated Gas Purchase Agreement, effective July
                1, 1998, by and among Registrant and MW Petroleum
                Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to
                Registrant's Current Report on Form 8-K, dated June 18,
                1998, filed June 23, 1998, SEC File No. 1-4300).
 10.44    --    Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company
                Limited (incorporated by reference to Registrant's Current
                Report on Form 8-K, dated and filed January 13, 2003, SEC
                File No. 1-4300).
*12.1     --    Statement of Computation of Ratios of Earnings to Fixed
                Charges and Combined Fixed Charges and Preferred Stock
                Dividends
 14.1     --    Code of Business Conduct (incorporated by reference to
                Exhibit 14.1 to Registrant's Annual Report on Form 10-K for
                year ended December 31, 2003, SEC File No. 1-4300).
*21.1     --    Subsidiaries of Registrant
*23.1     --    Consent of Ernst & Young LLP
*23.2     --    Consent of Ryder Scott Company L.P., Petroleum Consultants
*24.1     --    Power of Attorney (included as a part of the signature pages to this report)
*31.1     --    Certification of Chief Executive Officer
*31.2     --    Certification of Chief Financial Officer
*32.1     --    Certification of Chief Executive Officer and Chief Financial
                Officer

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.