Form 10-Q
period 2005-03-31
APACHE CORP
filed 2005-05-10
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the Transition Period from ____________ to _______________

                          Commission File Number 1-4300

                               APACHE CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      41-0747868
------------------------------                     ---------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

  Suite 100, One Post Oak Central                       77056-4400
2000 Post Oak Boulevard, Houston, TX                    -----------
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

                                 YES [X] NO [ ]

Number of shares of Registrant's common stock, outstanding as of March 31, 2005
............328,188,619

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                                FOR THE QUARTER ENDED MARCH 31,
                                                                          ------------------------------------------
                                                                                2005                       2004
                                                                          ---------------            ---------------
                                                                         (In thousands, except per common share data)
REVENUES AND OTHER:
   Oil and gas production revenues......................................  $     1,626,649            $     1,152,754
   Other................................................................           35,639                     (2,815)
                                                                          ---------------            ---------------
                                                                                1,662,288                  1,149,939
                                                                          ---------------            ---------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization.............................          339,413                    286,228
   Asset retirement obligation accretion................................           13,159                     10,761
   Lease operating costs................................................          233,171                    208,236
   Gathering and transportation costs...................................           23,780                     19,634
   Severance and other taxes............................................           72,186                      8,948
   General and administrative...........................................           50,411                     46,057
   Financing costs:
      Interest expense..................................................           45,266                     40,549
      Amortization of deferred loan costs...............................              658                        567
      Capitalized interest..............................................          (13,409)                   (13,650)
      Interest income...................................................             (927)                      (320)
                                                                          ---------------            ---------------
                                                                                  763,708                    607,010
                                                                          ---------------            ---------------
INCOME BEFORE INCOME TAXES..............................................          898,580                    542,929
   Provision for income taxes...........................................          338,097                    196,604
                                                                          ---------------            ---------------
NET INCOME..............................................................          560,483                    346,325
   Preferred stock dividends............................................            1,420                      1,420
                                                                          ---------------            ---------------
INCOME ATTRIBUTABLE TO COMMON STOCK.....................................  $       559,063            $       344,905
                                                                          ===============            ===============
NET INCOME PER COMMON SHARE:
   Basic................................................................  $          1.70            $          1.06
                                                                          ===============            ===============
   Diluted..............................................................  $          1.67            $          1.05
                                                                          ===============            ===============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE QUARTER ENDED
                                                                                              MARCH 31,
                                                                                   -------------------------------
                                                                                       2005               2004
                                                                                   -------------     -------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................................  $     560,483     $     346,325
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization................................        339,413           286,228
         Asset retirement obligation accretion...................................         13,159            10,761
         Provision for deferred income taxes.....................................         98,187            82,143
         Other...................................................................         11,826            11,269
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables......................................       (177,175)          (63,969)
         (Increase) decrease in advances to oil and gas ventures and other.......        (17,410)           (2,093)
         (Increase) decrease in product inventory................................          4,697             5,894
         (Increase) decrease in deferred charges and other.......................         (7,665)           (7,775)
         Increase (decrease) in payables.........................................          6,952            20,391
         Increase (decrease) in accrued expenses.................................         19,908           (27,362)
         Increase (decrease) in advances from gas purchasers.....................         (5,692)           (4,833)
         Increase (decrease) in deferred credits and noncurrent liabilities......        (10,511)           (4,647)
                                                                                   -------------     -------------
             Net cash provided by operating activities...........................        836,172           652,332
                                                                                   -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment...........................................       (790,350)         (469,833)
   Other, net....................................................................         32,448            (9,509)
                                                                                   -------------     -------------
             Net cash used in investing activities...............................       (757,902)         (479,342)
                                                                                   -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings..........................................................          6,862               251
   Payments on long-term debt....................................................        (63,530)         (135,300)
   Dividends paid................................................................        (27,631)          (20,898)
   Common stock activity.........................................................          7,771             7,534
   Treasury stock activity, net..................................................         (2,085)            3,746
   Cost of debt and equity transactions..........................................            (78)             (673)
   Other.........................................................................         10,679                 -
                                                                                   -------------     -------------
             Net cash provided by/(used in) financing activities.................        (68,012)         (145,340)
                                                                                   -------------     -------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.............................         10,258            27,650

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................        111,093            33,503
                                                                                   -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $     121,351     $      61,153
                                                                                   =============     =============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             MARCH 31,               DECEMBER 31,
                                                                                2005                    2004
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents............................................  $       121,351          $       111,093
   Restricted cash for acquisition settlement...........................           21,052                        -
   Receivables, net of allowance........................................        1,116,608                  939,736
   Inventories..........................................................          172,537                  157,293
   Drilling advances....................................................          156,418                   82,889
   Prepaid assets and other.............................................            1,041                   57,771
                                                                          ---------------          ---------------
                                                                                1,589,007                1,348,782
                                                                          ---------------          ---------------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties.................................................       20,611,094               19,933,041
      Unproved properties and properties under
         development, not being amortized...............................          854,541                  777,690
   Gas gathering, transmission and processing facilities................        1,059,240                  966,605
   Other................................................................          283,291                  284,069
                                                                          ---------------          ---------------
                                                                               22,808,166               21,961,405
   Less:  Accumulated depreciation, depletion and amortization..........       (8,438,713)              (8,101,046)
                                                                          ---------------          ---------------
                                                                               14,369,453               13,860,359
                                                                          ---------------          ---------------
OTHER ASSETS:
   Goodwill, net........................................................          189,252                  189,252
   Deferred charges and other...........................................          109,356                  104,087
                                                                          ---------------          ---------------
                                                                          $    16,257,068          $    15,502,480
                                                                          ===============          ===============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             MARCH 31,               DECEMBER 31,
                                                                                2005                    2004
                                                                          ---------------          ---------------
                                                                                       (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.....................................................  $       567,571          $       542,074
   Accrued operating expense............................................           68,390                   80,741
   Accrued exploration and development..................................          453,754                  341,063
   Accrued compensation and benefits....................................           72,242                   83,636
   Accrued interest.....................................................           45,707                   32,575
   Accrued income taxes.................................................           99,142                   78,042
   Derivative instruments...............................................          127,827                   21,273
   Other................................................................          136,814                  103,487
                                                                          ---------------          ---------------
                                                                                1,571,447                1,282,891
                                                                          ---------------          ---------------
LONG-TERM DEBT..........................................................        2,531,722                2,588,390
                                                                          ---------------          ---------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes.........................................................        2,151,966                2,146,637
   Advances from gas purchasers.........................................           85,184                   90,876
   Asset retirement obligation..........................................          943,348                  932,004
   Derivative instruments...............................................          134,209                   31,417
   Other................................................................          215,243                  225,844
                                                                          ---------------          ---------------
                                                                                3,529,950                3,426,778
                                                                          ---------------          ---------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding..........................           98,387                   98,387
   Common stock, $0.625 par, 430,000,000 shares authorized,
      335,378,171 and 334,912,505 shares issued, respectively...........          209,611                  209,320
   Paid-in capital......................................................        4,126,127                4,106,182
   Retained earnings....................................................        4,550,164                4,017,339
   Treasury stock, at cost, 7,189,552 and 7,455,002 shares,
      respectively......................................................          (93,861)                 (97,325)
   Accumulated other comprehensive loss.................................         (266,479)                (129,482)
                                                                          ---------------          ---------------
                                                                                8,623,949                8,204,421
                                                                          ---------------          ---------------
                                                                          $    16,257,068          $    15,502,480
                                                                          ===============          ===============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                SERIES B
                                              COMPREHENSIVE     PREFERRED      COMMON         PAID-IN       RETAINED
                                                 INCOME           STOCK         STOCK         CAPITAL       EARNINGS
                                             --------------    ----------    ----------    ------------   -----------
                                                                                                 (In thousands)
BALANCE AT DECEMBER 31, 2003..............                     $   98,387    $  207,818    $  4,038,007   $ 2,445,698
   Comprehensive income (loss):
     Net income...........................   $      346,325             -             -               -       346,325
     Commodity hedges, net of income tax
       benefit of $3,850..................           (6,417)            -             -               -             -
                                             --------------
   Comprehensive income...................   $      339,908
                                             ==============
   Dividends:
     Preferred............................                              -             -               -        (1,420)
     Common ($.06 per share)..............                              -             -               -       (20,003)
   Common shares issued...................                              -           359          12,287             -
   Treasury shares issued, net............                              -             -           2,206             -
   Other..................................                              -             -             913             -

                                                               ----------    ----------    ------------   -----------
BALANCE AT MARCH 31, 2004.................                     $   98,387    $  208,177    $  4,053,413   $ 2,770,600
                                                               ==========    ==========    ============   ===========

BALANCE AT DECEMBER 31, 2004..............                     $   98,387    $  209,320    $  4,106,182   $ 4,017,339
   Comprehensive income (loss):
     Net income...........................   $      560,483             -             -               -       560,483
     Commodity hedges, net of income tax
       benefit of $82,210.................         (136,997)            -             -               -             -
                                             --------------
   Comprehensive income...................   $      423,486
                                             ==============
   Dividends:
     Preferred............................                              -             -               -        (1,420)
     Common ($.08 per share)..............                              -             -               -       (26,238)
   Common shares issued...................                              -           291          19,781             -
   Treasury shares issued, net............                              -             -              98             -
   Other..................................                              -             -              66             -
                                                               ----------    ----------    ------------   -----------
BALANCE AT MARCH 31, 2005.................                     $   98,387    $  209,611    $  4,126,127   $ 4,550,164
                                                               ==========    ==========    ============   ===========
                                                            ACCUMULATED
                                                               OTHER           TOTAL
                                              TREASURY     COMPREHENSIVE   SHAREHOLDERS'
                                               STOCK        INCOME (LOSS)     EQUITY
                                             ----------    -------------   -------------
BALANCE AT DECEMBER 31, 2003..............   $ (105,169)   $    (151,943)  $   6,532,798
   Comprehensive income (loss):
     Net income...........................            -                -         346,325
     Commodity hedges, net of income tax
       benefit of $3,850..................            -           (6,417)         (6,417)

   Comprehensive income...................

   Dividends:
     Preferred............................            -                -          (1,420)
     Common ($.06 per share)..............            -                -         (20,003)
   Common shares issued...................            -                -          12,646
   Treasury shares issued, net............        2,632                -           4,838
   Other..................................            -                -             913
                                             ----------    -------------   -------------
BALANCE AT MARCH 31, 2004.................   $ (102,537)   $    (158,360)  $   6,869,680
                                             ==========    =============   =============

BALANCE AT DECEMBER 31, 2004..............   $  (97,325)   $    (129,482)  $   8,204,421
   Comprehensive income (loss):
     Net income...........................            -                -         560,483
     Commodity hedges, net of income tax
       benefit of $82,210.................            -         (136,997)       (136,997)

   Comprehensive income...................

   Dividends:
     Preferred............................            -                -          (1,420)
     Common ($.08 per share)..............            -                -         (26,238)
   Common shares issued...................            -                -          20,072
   Treasury shares issued, net............        3,464                -           3,562
   Other..................................            -                -              66
                                             ----------    -------------   -------------
BALANCE AT MARCH 31, 2005.................   $  (93,861)   $    (266,479)  $   8,623,949
                                             ==========    =============   =============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in the Company's most recent annual report on Form 10-K.

Reclassifications

      The financial statement amounts applicable to the March 31, 2004 period presented in this Form 10-Q will not agree to the amounts originally reported in the Company's Form 10-Q filed May 10, 2004, because they have been restated to reflect early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123-R) (see Note 6, Stock-Based Compensation). This restatement did not materially impact our results of operations. Certain other prior period amounts have also been reclassified to conform with current year presentations.

1.    ACQUISITIONS

2005 ACQUISITIONS

      There were no material acquisitions in the three months ended March 31, 2005.

2004 ACQUISITIONS

ANADARKO

      In August 2004, Apache signed a definitive agreement to acquire all of Anadarko Petroleum Corporation's (Anadarko) Gulf of Mexico Outer Continental Shelf properties (excluding certain deepwater properties) for $537 million, subject to normal post-closing adjustments, including preferential rights. The transaction was effective as of October 1, 2004, and included interests in 74 fields covering 232 offshore blocks (approximately 664,000 acres) and 104 platforms. Eighty-nine of the blocks were undeveloped at the time of the acquisition. Apache operates 49 of the fields comprising approximately 70 percent of the production. Prior to Apache's purchase from Anadarko, Morgan Stanley Capital Group, Inc. paid Anadarko $646 million to acquire an overriding royalty interest in these properties. For a complete discussion of this transaction, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations, Acquisitions and Divestitures" and Note 2, Acquisitions and Divestitures of Item 15 in the Company's 2004 Form 10-K.

EXXONMOBIL

      During the third quarter of 2004, Apache entered into separate arrangements with Exxon Mobil Corporation and its affiliates (ExxonMobil) that provided for property transfers and joint operating and exploration activity across a broad range of prospective and mature properties in (1) Western Canada,
(2) West Texas and New Mexico, and (3) onshore Louisiana and the Gulf of Mexico-Outer Continental Shelf. Apache's participation included cash payments of approximately $347 million, subject to normal post-closing adjustments. For a complete discussion of these transactions, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations, Acquisitions and Divestitures" and Note 2, Acquisitions and Divestitures of Item 15 in the Company's 2004 Form 10-K.

2.    HEDGING AND DERIVATIVE INSTRUMENTS

      Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. As established by the Company's hedging policy, Apache enters into cash flow hedges in connection with selected acquisitions to protect against commodity price volatility. The success of these acquisitions is significantly influenced by Apache's ability to achieve targeted production at forecasted prices over the long-term. These hedges effectively reduce price risk on a portion of the production from the acquisitions.

      Apache entered into, and designated as cash flow hedges, various fixed-price swaps, option collars and puts in conjunction with the ExxonMobil and Anadarko property acquisitions completed in 2004. The Company also entered into and designated as cash flow hedges various option collars in conjunction with a 2003 acquisition of certain South Louisiana properties. These positions were entered into in accordance with the Company's hedging policy and involved several counterparties, all of which are rated A+ or better. As of March 31, 2005, the outstanding positions of our natural gas and crude oil cash flow hedges were as follows:

PRODUCTION                                      TOTAL VOLUMES       WEIGHTED AVERAGE       FAIR VALUE ASSET/
  PERIOD               INSTRUMENT TYPE           (MMBtu/Bbl)          FLOOR/CEILING           (LIABILITY)
----------           --------------------       -------------       ----------------       -----------------
                                                                                            (In thousands)
   2005                  Gas Collars              23,800,000         $ 5.47 / $ 6.47         $    (34,330)
                     Gas Fixed-Price Swap          5,682,000               6.22                    (9,155)
                         Oil Collars               2,695,000          33.51 / 41.72               (40,454)
                     Oil Fixed-Price Swap            266,000              41.29                    (4,021)
                        Oil Put Option             1,155,000              28.00                         4

   2006                  Gas Collars              32,850,000           5.50 / 6.66                (42,312)
                     Gas Fixed-Price Swap          4,404,000               5.87                    (7,917)
                         Oil Collars               4,307,000          32.07 / 40.66               (61,618)
                     Oil Fixed-Price Swap            224,000              38.50                    (3,487)
                        Oil Put Option             1,533,000              28.00                       103

   2007                  Gas Collars              24,570,000           5.25 / 6.20                (28,432)
                     Gas Fixed-Price Swap          1,761,000              5.57                     (2,643)
                         Oil Collars               1,911,000          33.00 / 39.25               (25,270)
                     Oil Fixed-Price Swap             78,000             36.89                     (1,127)

      The natural gas and crude oil prices shown in the above table are based on the NYMEX index and have been valued using actively quoted prices and quotes obtained from reputable third-party financial institutions. The above prices represent a weighted average of several contracts entered into and are on a per million British thermal units (MMBtu) or per barrel (Bbl) basis for gas and oil derivatives, respectively.

      In November 2004, Apache began hedging a portion of its 2005 foreign currency exchange risk associated with its forecasted Canadian, Australian and North Sea lease operating expenditures by entering into forward purchase contracts. The Company purchased a total of 144 million Canadian dollars at an average exchange rate of .840, 22 million Australian dollars at an average exchange rate of .763 and 42 million British pounds at an average exchange rate of 1.853. The forward contracts mature from January through December 2005. The fair market value of these contracts as of March 31, 2005 was a loss of $243,000 ($181,000 after tax). Future changes in market value are recorded in other comprehensive income (loss) and the fair values of the foreign exchange contracts are based on quotes from either third-party financial institutions or published indices.

      A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's commodity and foreign currency derivative activities is presented in the table below:

                                                                              GROSS           AFTER TAX
                                                                          ------------       ------------
                                                                                   (In thousands)
Unrealized loss on derivatives at December 31, 2004....................   $    (33,113)      $    (20,732)
Net losses realized into earnings......................................          6,204              3,892
Net change in derivative fair value....................................       (225,411)          (140,889)
                                                                          ------------       ------------
Unrealized loss on derivatives at March 31, 2005.......................   $   (252,320)      $   (157,729)
                                                                          ============       ============

      Based on current market prices as of March 31, 2005, the Company recorded an unrealized loss in other comprehensive income (loss) of $252 million ($158 million after tax), primarily representing commodity derivative hedges. Losses on the commodity hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Gains and losses on the foreign exchange contracts will be realized in future earnings as the forecasted lease operating expenditures are incurred. Of the $252 million unrealized loss on derivatives at March 31, 2005, approximately $120 million ($75 million after tax) applies to the next 12 months; however, these amounts are likely to vary materially as a result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.

3.    DEBT

      The Company is currently syndicating a new $450 million revolving bank credit facility for the U.S., a $150 million revolving bank credit facility for Australia and a $150 million revolving bank credit facility for Canada, which will replace the Company's existing credit facilities in the same amounts which are scheduled to mature in June 2007. The new facilities offer more favorable pricing and will mature in May 2010. The terms will be substantially the same as the existing credit facilities.

4.    CAPITAL STOCK

      On January 26, 2004, Apache was approved for listing on the Nasdaq National Market (NASDAQ). Apache's common stock is now listed on the NASDAQ as well as the New York Stock Exchange and the Chicago Stock Exchange.

      During the first quarter of 2005 and 2004, Apache paid $26 million and $20 million, respectively, in dividends on its Common Stock. The increase in the first-quarter 2005 common stock dividends from the amount paid for the same period last year, reflects both a higher common stock dividend rate and an increase in common shares outstanding. On September 16, 2004, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to eight cents per share from six cents per share, effective with the November 2004 payment. In addition, in both periods, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.

5.    NET INCOME PER COMMON SHARE

      A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                                FOR THE QUARTER ENDED MARCH 31,
                                             --------------------------------------------------------------------
                                                          2005                                 2004
                                             -------------------------------     --------------------------------
                                              INCOME      SHARES   PER SHARE      INCOME      SHARES    PER SHARE
                                             --------    -------   ---------     --------    -------    ---------
                                                           (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.....   $559,063    328,037   $   1.70      $344,905    325,003    $   1.06
                                                                   ========                             ========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other.................          -      6,001                        -      3,011
                                             --------    -------                 --------    -------
DILUTED:
  Income attributable to common stock,
   including assumed conversions..........   $559,063    334,038   $   1.67      $344,905    328,014    $   1.05
                                             ========    =======   ========      ========    =======    ========

6.    STOCK-BASED COMPENSATION

      During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123-R, which requires all companies to expense stock-based compensation. The pronouncement is effective for the first fiscal year that begins after June 15, 2005; however, during 2004 Apache elected to early adopt SFAS No. 123-R under the "Modified Retrospective Approach." Under this approach, the Company is required to expense all options and other stock-based compensation that vest during the year based on the fair value determined at the date of grant. For the three-month periods ended March 31, 2005 and 2004, total stock-based compensation cost reflected in income was $19 million ($12 million after tax) and $10 ($6 million after tax), respectively. The related stock-based compensation cost capitalized as part of oil and gas properties was $10 million and $4 million for the three-month periods ended March 31, 2005 and 2004, respectively.

      On May 5, 2005, shareholders of the Company approved a new stock option plan and 1.7 million options were subsequently awarded to substantially all employees. The terms of the grant were consistent with prior-year awards and will be expensed on a straight-line basis over the four-year vesting term.

      The shareholders of the Company also approved a new targeted stock plan that provides incentives for employees to double Apache's share price to $108 by the end of 2008, with an interim goal of $81 to be achieved by the end of 2007. To achieve the trigger price, the Company's stock price must close at or above the stated threshold for 10 days out of any 30 consecutive trading days by the end of the stated period. Under the plan, if the first threshold is achieved,
1.3 million shares would be issued at approximately $81 per share for an intrinsic cost of $106 million. Achieving the second threshold would result in
2.0 million shares issued at approximately $108 per share for an intrinsic cost of $213 million. Upon achieving each threshold, one-fourth of the shares would be issued immediately and the remaining shares would be issued in equal installments over the next three years as employee's meet the service requirements of the plan. Over 90 percent of the benefit would accrue to non-executives.

      Accounting practices dictate that, regardless of whether these thresholds are achieved, the Company will recognize the fair value cost at grant date based on numerous assumptions, including an estimate of the likelihood that Apache's stock price will achieve these thresholds. As a result, Apache's current estimate of the expense and capitalized costs to be recognized over the expected service life of the plan is approximately $70 million.

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following table provides supplemental disclosure of cash flow information:

                                                                                       FOR THE QUARTER ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
                                                                                      2005                2004
                                                                                  ------------       ------------
                                                                                           (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized)......................................     $     15,702       $     11,308
  Income taxes (net of refunds)..............................................          218,818             64,705

8.    PENSION AND POST-RETIREMENT BENEFITS

      Apache has a non-contributory defined benefit pension plan that provides retirement benefits for certain North Sea employees meeting established age and service requirements. The pension plan is closed to new employees. Apache also has a postretirement benefit plan which provides benefits for substantially all of its U.S. employees. The postretirement benefit plan provides medical benefits up until the age of 65 and is contributory.

NET PERIODIC COST

      The following table presents the plans' net periodic benefit cost for the quarters ended March 31, 2005 and 2004.

                                                              PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                           -----------------------       -------------------------
                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------------------------------
                                                              2005          2004            2005            2004
                                                           ---------     ---------       ---------       ---------
                                                                               (In thousands)
Components of net periodic benefit cost:
   Service cost........................................... $   1,638     $   1,386       $     275       $     250
   Interest cost..........................................     1,163           921             175             150
   Expected return on plan assets.........................    (1,256)         (911)              -               -
   Amortization of transition obligation..................         -             -              13               -
   Amortization of actuarial (gain)/loss..................         -             -              62              75
                                                           ---------     ---------       ---------       ---------
      Net periodic benefit cost........................... $   1,545     $   1,396       $     525       $     475
                                                           =========     =========       =========       =========

EMPLOYER CONTRIBUTIONS

      As previously disclosed in our financial statements for the year ended December 31, 2004, we expect to contribute $5 million to the pension plan and $318,000 to the postretirement benefit plan in 2005. As of March 31, 2005, approximately $1.3 million of contributions have been made to the plans.

9.    BUSINESS SEGMENT INFORMATION

      Apache has interests in seven countries: the United States, Canada, Egypt, Australia, the United Kingdom, China and Argentina. Our reportable segments are the United States, Canada, Egypt, Australia, North Sea, and Other International. The Company evaluates segment performance based on oil and gas sales and lease-level expenses. Apache's reportable segments are managed separately because of their geographic locations. Financial information by reportable segment is presented below:

                                         UNITED                                                            OTHER
                                         STATES          CANADA      EGYPT      AUSTRALIA   NORTH SEA  INTERNATIONAL     TOTAL
                                       ----------     ----------- ----------   ----------   ---------- -------------  -----------
                                                                            (IN THOUSANDS)
FOR THE QUARTER ENDED MARCH 31, 2005

Oil and Gas Production Revenues.....   $  661,212     $   278,721 $  299,720   $   94,780   $  257,717 $      34,499  $ 1,626,649
                                       ==========     =========== ==========   ==========   ========== =============  ===========
Operating Income (1)................   $  369,046     $   153,644 $  222,992   $   49,928   $  135,825 $      13,505  $   944,940
                                       ==========     =========== ==========   ==========   ========== =============
Other Income (Expense):
   Other............................                                                                                       35,639
   General and administrative.......                                                                                      (50,411)
   Financing costs, net.............                                                                                      (31,588)
                                                                                                                      -----------
Income Before Income Taxes..........                                                                                      898,580
                                                                                                                      ===========
Total Assets........................   $7,467,839     $ 3,967,800 $2,103,270   $1,196,402   $1,363,273 $     158,484  $16,257,068
                                       ==========     =========== ==========   ==========   ========== =============  ===========

FOR THE QUARTER ENDED MARCH 31, 2004

Oil and Gas Production Revenues.....   $  530,756     $   226,041 $  188,007   $   93,440   $   92,216 $      22,294  $ 1,152,754
                                       ==========     =========== ==========   ==========   ========== =============  ===========
Operating Income (1)................   $  285,854     $   122,557 $  117,613   $   47,454   $   37,436 $       8,033  $   618,947
                                       ==========     =========== ==========   ==========   ========== =============
Other Income (Expense):
   Other............................                                                                                       (2,815)
   General and administrative.......                                                                                      (46,057)
   Financing costs, net.............                                                                                      (27,146)
                                                                                                                      -----------
Income Before Income Taxes..........                                                                                  $   542,929
                                                                                                                      ===========
Total Assets........................   $5,695,986     $ 3,123,622 $1,799,449   $1,000,008   $  990,647 $     175,998  $12,785,710
                                       ==========     =========== ==========   ==========   ========== =============  ===========

1) Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating costs, gathering and transportation costs, and severance and other taxes.

10.   ASSET RETIREMENT OBLIGATIONS

      The following table describes changes to the Company's asset retirement obligation (ARO) liability for the quarter ended March 31, 2005 (in thousands):

Asset retirement obligation as of December 31, 2004....................    $       932,004
Liabilities incurred...................................................             10,513
Liabilities settled....................................................            (12,328)
Accretion expense......................................................             13,159
                                                                           ---------------

Asset retirement obligation as of March 31, 2005.......................    $       943,348
                                                                           ===============

      Liabilities incurred primarily relate to abandonment obligations assumed in connection with current drilling activity and various small acquisitions closed during the period. Liabilities settled during the period primarily relate to individually immaterial properties plugged and abandoned or sold during the period.

11.   LITIGATION

TEXACO CHINA B.V.

      Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (Texaco China). The arbitration specifies that the award is subject to interest at nine percent. Apache also accrued $3.2 million and $1.6 million of interest expense in 2004 and the first quarter of 2005, respectively. In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), latter adding Apache Bohai Corporation LDC (Apache Bohai) to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache filed an application to vacate the award in federal court. Texaco China filed an application to confirm the award in the same court. On May 5, 2005, the federal district court ruled in favor of Texaco China. The Company has appealed that decision to the circuit court of appeals. In January 2005, while awaiting the decision of the U.S. federal courts, Texaco China also filed a proceeding against Apache China and Apache Bohai in the People's Republic of China to recognize the award, apparently seeking the same relief as sought in U.S. federal court. Apache China has been served. Apache Bohai has not been served.

PREDATOR

      In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery in the Ladyfern area of northeast British Columbia made by Apache Canada Ltd. (Apache Canada) and Murphy during 2000. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and later reduced this amount to no more than C$4 billion. In September 2004, the court in Canada that is hearing this counterclaim granted Apache Canada's motion for summary judgment and dismissed more than C$3 billion of Predator's claims against the Company and Murphy, and dismissed all claims against both Murphy's president and Apache Canada's president. Predator has appealed the dismissal. The trial court also granted Apache Canada's request for costs and disbursements in the approximate amount of C$700,000, which Predator has paid. The trial court has also granted Predator's request to add some new mismanagement of operations claims to its counterclaim. At this time, only Predator's claims against Murphy and Apache Canada for mismanaging operations survive in the trial court. Those claims total approximately C$365 million, plus interest and attorneys' fees. While management believes Predator's claim against Apache Canada is without merit, an adverse judgment is possible. Exposure related to this lawsuit is not currently determinable. Apache and Murphy's claims against Predator, filed in December 2000, are still pending.

12.   RECENTLY ISSUED ACCOUNTING STANDARDS

      During the first quarter 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47). The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for fiscal years ending after December 31, 2005, and the Company does not believe this interpretation will have any impact on financial results.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB No. 107) to provide the staff's views and guidance in applying the provisions of SFAS No. 123-R. SAB No. 107 was issued to assist companies with the initial implementation of SFAS No. 123-R, express the SEC staff's views on the interaction between SFAS No. 123-R and certain SEC rules and regulations, and provide interpretations regarding the valuation of share-based payment arrangements for public companies. Apache will apply the new guidance provided in SAB No. 107 prospectively and the Company does not believe that applying the new guidance will have any impact on financial results.

13.   SUPPLEMENTAL GUARANTOR INFORMATION

      Apache Finance Pty Ltd. (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are subsidiaries of Apache that have issuances of publicly traded securities and require the following condensed consolidating financial statements be provided as an alternative to filing separate financial statements.

      Each of the companies presented in the condensed consolidating financial statements have been fully consolidated in Apache's consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and Subsidiaries and notes.

                      APACHE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                        ALL OTHER
                                                              APACHE      APACHE      SUBSIDIARIES
                                   APACHE       APACHE       FINANCE      FINANCE       OF APACHE    RECLASSIFICATIONS
                                 CORPORATION NORTH AMERICA  AUSTRALIA     CANADA       CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                 ----------- -------------  ----------  ----------    -------------  -----------------  ------------
(IN THOUSANDS)
REVENUES AND OTHER:
 Oil and gas production
   revenues....................  $   650,906 $          -   $        -  $         -   $   1,046,614   $      (70,871)   $ 1,626,649
 Equity in net income (loss)
  of affiliates................      345,079        9,485       12,462       50,260         (12,352)        (404,934)             -
 Other.........................       30,185            -            -            -           5,454                -         35,639
                                 ----------- ------------   ----------  -----------   -------------   --------------    -----------
                                   1,026,170        9,485       12,462       50,260       1,039,716         (475,805)     1,662,288
                                 ----------- ------------   ----------  -----------   -------------   --------------    -----------
OPERATING EXPENSES:
 Depreciation, depletion
   and amortization............      149,384            -            -            -         190,029                -        339,413
 Asset retirement obligation
   accretion...................        7,834            -            -            -           5,325                -         13,159
 Lease operating costs.........      104,955            -            -            -         199,087          (70,871)       233,171
 Gathering and transportation
   costs.......................        7,949            -            -            -          15,831                -         23,780
 Severance and other taxes.....       20,077            -            -            -          52,109                -         72,186
 General and administrative....       40,317            -            -            -          10,094                -         50,411
 Financing costs, net..........       19,919            -        4,512       14,110          (6,953)               -         31,588
                                 ----------- ------------   ----------  -----------   -------------   --------------    -----------
                                     350,435            -        4,512       14,110         465,522          (70,871)       763,708
                                 ----------- ------------   ----------  -----------   -------------   --------------    -----------
INCOME (LOSS) BEFORE
 INCOME TAXES..................      675,735        9,485        7,950       36,150         574,194         (404,934)       898,580
 Provision (benefit) for
   income taxes................      115,252            -       (1,535)      (4,735)        229,115                -        338,097
                                 ----------- ------------   ----------  -----------   -------------   --------------    -----------

NET INCOME.....................      560,483        9,485        9,485       40,885         345,079         (404,934)       560,483
 Preferred stock dividends.....        1,420            -            -            -               -                -          1,420
                                 ----------- ------------   ----------  -----------   -------------   --------------    -----------
INCOME ATTRIBUTABLE TO
 COMMON STOCK..................  $   559,063 $      9,485   $    9,485  $    40,885   $     345,079   $     (404,934)   $   559,063
                                 =========== ============   ==========  ===========   =============   ==============    ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                    ALL OTHER
                                                 APACHE      APACHE     APACHE    SUBSIDIARIES
                                      APACHE      NORTH     FINANCE     FINANCE    OF APACHE    RECLASSIFICATIONS
                                   CORPORATION   AMERICA   AUSTRALIA    CANADA    CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                   -----------  ---------  ----------  ---------  ------------  -----------------  ------------
                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production
     revenues ...................  $  529,038   $       -  $        -  $       -   $  701,891      $  (78,175)      $1,152,754
   Equity in net income (loss)
     of affiliates ..............     192,707       8,262      11,228     37,945       (9,586)       (240,556)               -
   Other ........................        (763)          -           -          -       (2,052)              -           (2,815)
                                   ----------   ---------  ----------  ---------  -----------      ----------       ----------
                                      720,982       8,262      11,228     37,945      690,253        (318,731)       1,149,939
                                   ----------   ---------  ----------  ---------  -----------      ----------       ----------

OPERATING EXPENSES:
   Depreciation, depletion and
     amortization ...............     131,210           -           -          -      155,018               -          286,228
   Asset retirement obligation
     accretion ..................       5,795           -           -          -        4,966               -           10,761
   Lease operating costs ........      85,384           -           -          -      201,027         (78,175)         208,236
   Gathering and transportation
     costs ......................       7,332           -           -          -       12,302               -           19,634
   Severance and other taxes ....      13,380           -           -         18       (4,450)              -            8,948
   General and administrative ...      36,939           -           -          -        9,118               -           46,057
   Financing costs, net .........      21,763           -       4,512     10,107       (9,236)              -           27,146
                                   ----------   ---------  ----------  ---------  -----------      ----------       ----------
                                      301,803           -       4,512     10,125      368,745         (78,175)         607,010
                                   ----------   ---------  ----------  ---------  -----------      ----------       ----------

INCOME (LOSS) BEFORE INCOME
   TAXES ........................     419,179       8,262       6,716     27,820      321,508        (240,556)         542,929
   Provision (benefit) for
     income taxes ...............      72,854           -      (1,546)    (3,505)     128,801               -          196,604
                                   ----------   ---------  ----------  ---------  -----------      ----------       ----------

NET INCOME ......................     346,325       8,262       8,262     31,325      192,707        (240,556)         346,325
   Preferred stock dividends ....       1,420           -           -          -            -               -            1,420
                                   ----------   ---------  ----------  ---------  -----------      ----------       ----------
INCOME ATTRIBUTABLE TO
   COMMON STOCK .................  $  344,905   $   8,262  $    8,262  $  31,325  $   192,707      $ (240,556)      $  344,905
                                   ==========   =========  ==========  =========  ===========      ==========       ==========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                      ALL OTHER
                                                   APACHE      APACHE     APACHE    SUBSIDIARIES
                                        APACHE      NORTH     FINANCE     FINANCE    OF APACHE    RECLASSIFICATIONS
                                     CORPORATION   AMERICA   AUSTRALIA    CANADA    CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                     -----------  ---------  ----------  ---------  ------------  -----------------  ------------
                                                                       (IN THOUSANDS)
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES..............  $   345,817  $       -  $   (3,624) $     (77) $    494,056    $           -    $    836,172
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Additions to property and
    equipment......................     (220,438)         -           -          -      (569,912)               -        (790,350)
   Investment in subsidiaries,
    net............................     (103,628)    (3,500)          -          -        (3,689)         110,817               -
   Other, net......................       49,147          -           -          -       (16,699)               -          32,448
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------
NET CASH USED IN INVESTING
 ACTIVITIES........................     (274,919)    (3,500)          -          -      (590,300)         110,817        (757,902)
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Long-term borrowings............        6,793          -         124         77        98,943          (99,075)          6,862
   Payments on long-term debt......      (62,700)         -           -          -          (830)               -         (63,530)
   Dividends paid..................      (27,631)         -           -          -             -                -         (27,631)
   Common stock activity...........        7,771      3,500       3,500          -         4,742          (11,742)          7,771
   Treasury stock activity, net....       (2,085)         -           -          -             -                -          (2,085)
   Cost of debt and equity
    transactions...................          (78)         -           -          -             -                -             (78)
   Other...........................       10,679          -           -          -             -                -          10,679
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES..............      (67,251)     3,500       3,624         77       102,855         (110,817)        (68,012)
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS..............        3,647          -           -          -         6,611                -          10,258

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR.................          597          -           2          3       110,491                -         111,093
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD.....................  $     4,244  $       -  $        2  $       3  $    117,102    $           -    $    121,351
                                     ===========  =========  ==========  =========  ============    =============    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                      ALL OTHER
                                                   APACHE      APACHE     APACHE    SUBSIDIARIES
                                        APACHE      NORTH     FINANCE     FINANCE    OF APACHE    RECLASSIFICATIONS
                                     CORPORATION   AMERICA   AUSTRALIA    CANADA    CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                     -----------  ---------  ----------  ---------  ------------  -----------------  ------------
                                                                       (IN THOUSANDS)
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES..............  $   315,934  $       -  $   (3,704) $     205  $    339,897    $           -    $    652,332
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Additions to property and
    equipment......................     (120,615)         -           -          -      (349,218)               -        (469,833)
   Investment in subsidiaries,
    net............................      (15,778)    (3,500)          -          -        (3,816)          23,094               -
   Other, net......................       (8,109)         -           -          -        (1,400)               -          (9,509)
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------
NET CASH USED IN INVESTING
 ACTIVITIES........................     (144,502)    (3,500)          -          -      (354,434)          23,094        (479,342)
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Long-term borrowings............          187          -         204       (204)       12,658          (12,594)            251
   Payments on long-term debt......     (135,300)         -           -          -             -                -        (135,300)
   Dividends paid..................      (20,898)         -           -          -             -                -         (20,898)
   Common stock activity...........        7,534      3,500       3,500          -         3,500          (10,500)          7,534
   Treasury stock activity, net....        3,746          -           -          -             -                -           3,746
   Cost of debt and equity
    transactions...................         (673)         -           -          -             -                -            (673)
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES..............     (145,404)     3,500       3,704       (204)       16,158          (23,094)       (145,340)
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS..............       26,028          -           -          1         1,621                -          27,650

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................            -          -           2          1        33,500                -          33,503
                                     -----------  ---------  ----------  ---------  ------------    -------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................  $    26,028  $       -  $        2  $       2  $     35,121    $           -    $     61,153
                                     ===========  =========  ==========  =========  ============    =============    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2005

                                                                                        ALL OTHER
                                                     APACHE     APACHE       APACHE    SUBSIDIARIES
                                         APACHE      NORTH      FINANCE     FINANCE     OF APACHE    RECLASSIFICATIONS
                                      CORPORATION   AMERICA    AUSTRALIA     CANADA    CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                     ------------  ---------  ----------  -----------  ------------  -----------------  ------------
                                                                          (IN THOUSANDS)
             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.......  $      4,244  $       -  $        2  $         3  $    117,102    $           -    $    121,351
   Restricted cash.................        21,052          -           -            -             -                -          21,052
   Receivables, net of allowance...       429,910          -           -            -       686,698                -       1,116,608
   Inventories.....................        28,056          -           -            -       144,481                -         172,537
   Drilling advances and others....        80,303          -           -            -        77,156                -         157,459
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                          563,565          -           2            3     1,025,437                -       1,589,007
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

PROPERTY AND EQUIPMENT, NET........     6,698,126          -           -            -     7,671,327                -      14,369,453
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

OTHER ASSETS:
   Intercompany receivable, net....     1,206,228          -      (1,277)    (253,786)     (951,165)               -               -
   Goodwill, net...................             -          -           -            -       189,252                -         189,252
   Equity in affiliates............     4,523,080    271,667     519,568    1,316,970    (1,192,430)      (5,438,855)              -
   Deferred charges and other......        43,672          -           -        4,538        61,146                -         109,356
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                     $ 13,034,671  $ 271,667  $  518,293  $ 1,067,725  $  6,803,567    $  (5,438,855)   $ 16,257,068
                                     ============  =========  ==========  ===========  ============    =============    ============
LIABILITIES AND SHAREHOLDERS'
 EQUITY

CURRENT LIABILITIES:
   Accounts payable................  $    301,148  $       -  $        -  $         -  $    266,423    $           -    $    567,571
   Other accrued expenses..........       457,110          -       2,922       44,086       499,758                -       1,003,876
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                          758,258          -       2,922       44,086       766,181                -       1,571,447
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
LONG-TERM DEBT.....................     1,611,137          -     269,245      646,813         4,527                -       2,531,722
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

DEFERRED CREDITS AND OTHER
 NONCURRENT LIABILITIES:
   Income taxes....................     1,062,578          -     (25,541)       4,385     1,110,544                -       2,151,966
   Advances from gas purchasers....        85,184          -           -            -             -                -          85,184
   Asset retirement obligation.....       571,252          -           -            -       372,096                -         943,348
   Derivative instruments..........       134,209          -           -            -             -                -         134,209
   Other...........................       188,104          -           -            -        27,139                -         215,243
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                        2,041,327          -     (25,541)       4,385     1,509,779                -       3,529,950
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...............     8,623,949    271,667     271,667      372,441     4,523,080       (5,438,855)      8,623,949
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                     $ 13,034,671  $ 271,667  $  518,293  $ 1,067,725  $  6,803,567    $  (5,438,855)   $ 16,257,068
                                     ============  =========  ==========  ===========  ============    =============    ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2004

                                                                                        ALL OTHER
                                                     APACHE     APACHE       APACHE    SUBSIDIARIES
                                         APACHE      NORTH      FINANCE     FINANCE     OF APACHE    RECLASSIFICATIONS
                                      CORPORATION   AMERICA    AUSTRALIA     CANADA    CORPORATION    & ELIMINATIONS    CONSOLIDATED
                                     ------------  ---------  ----------  -----------  ------------  -----------------  ------------
                                                                             (IN THOUSANDS)
            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.......  $        597  $       -  $        2  $         3  $    110,491    $           -    $    111,093
   Receivables, net of allowance...       367,359          -           -            -       572,377                -         939,736
   Inventories.....................        28,000          -           -            -       129,293                -         157,293
   Drilling advances and other.....        82,837          -           -            -        57,823                -         140,660
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                          478,793          -           2            3       869,984                -       1,348,782
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

PROPERTY AND EQUIPMENT, NET........     6,683,499          -           -            -     7,176,860                -      13,860,359
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

OTHER ASSETS:
   Intercompany receivable, net....     1,107,286          -      (1,205)    (253,724)     (852,357)               -               -
   Goodwill, net...................             -          -           -            -       189,252                -         189,252
   Equity in affiliates............     4,173,788    258,437     506,806    1,250,590    (1,178,450)      (5,011,171)              -
   Deferred charges and other......        43,460          -           -        4,617        56,010                -         104,087
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                     $ 12,486,826  $ 258,437  $  505,603  $ 1,001,486  $  6,261,299    $  (5,011,171)   $ 15,502,480
                                     ============  =========  ==========  ===========  ============    =============    ============
        LIABILITIES AND
      SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable................  $    280,754  $       -  $        -  $         -  $    261,320    $           -    $    542,074
   Other accrued expenses..........       306,511          -       3,335       29,946       401,025                -         740,817
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                          587,265          -       3,335       29,946       662,345                -       1,282,891
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

LONG-TERM DEBT.....................     1,667,044          -     269,192      646,798         5,356                -       2,588,390
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

DEFERRED CREDITS AND OTHER
 NONCURRENT LIABILITIES:
   Income taxes....................     1,132,618          -     (25,361)       4,233     1,035,147                -       2,146,637
   Advances from gas purchasers....        90,876          -           -            -             -                -          90,876
   Asset retirement obligation.....       568,862          -           -            -       363,142                -         932,004
   Oil and gas derivative
    instruments....................        31,417          -           -            -             -                -          31,417
   Other...........................       204,323          -           -            -        21,521                -         225,844
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                        2,028,096          -     (25,361)       4,233     1,419,810                -       3,426,778
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY...............     8,204,421    258,437     258,437      320,509     4,173,788       (5,011,171)      8,204,421
                                     ------------  ---------  ----------  -----------  ------------    -------------    ------------
                                     $ 12,486,826  $ 258,437  $  505,603  $ 1,001,486  $  6,261,299    $  (5,011,171)   $ 15,502,480
                                     ============  =========  ==========  ===========  ============    =============    ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Apache Corporation (Apache or the Company) reported record first-quarter 2005 earnings of $559 million, up 62 percent from the $345 million reported in the first quarter of 2004. In addition, the Company reported net cash provided by operating activities of $836 million, an increase of $184 million from the prior-year period. The improved results not only reflect higher price realizations for both crude oil and natural gas, but also production growth. Crude oil price realizations were up 51 percent over the comparable 2004 quarter to $46.05 per barrel, while gas realizations rose 11 percent to $5.30 per thousand cubic feet (Mcf). The Company's first quarter 2005 crude oil production increased 11 percent from the first quarter of 2004 to 240,543 barrels of oil per day (b/d). Our first quarter 2005 natural gas production of 1,259 million cubic feet of gas per day (MMcf/d) increased four percent from the year-earlier period, with both Egypt and Canada experiencing double-digit growth. Together, higher prices and production growth added $469 million to 2005 oil and gas production revenues and offset the impact of higher operating costs (discussed below). These financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements, and the summary of significant accounting policies and notes included in the Company's 2004 Form 10-K.

      Highlights of the quarter include:

      - Record oil and gas production revenues of $1.6 billion, with nearly $1 billion in crude oil production revenues.

      - Following the expiration on December 31, 2004 of a $22.00 per barrel fixed-price contract on 40,000 b/d of our North Sea production, we began receiving market prices for all of our North Sea production resulting in additional revenues of $94 million in the first quarter of 2005, compared to the first quarter of 2004.

      - Daily equivalent production in the North Sea increased approximately 40 percent in the first quarter of this year as compared to the first quarter of 2004. Operating costs decreased 12 percent over the same period.

      - Oil production in Australia decreased 7,683 b/d compared to the first quarter of last year. Our Flag sandstone drilling program is now underway, which we believe will stabilize production until several larger discoveries in the Exmouth Basin come on stream in 2008.

      - First-quarter 2005 worldwide capital expenditures for exploration and development activity were $792 million. There were no significant acquisitions during the quarter.

      - Quarter-end debt as a percent of capitalization was 22.7 percent, down from 24.0 percent on December 31, 2004.

      - We continue to see higher industry-wide service costs, particularly in North America. The steady rise in commodity prices has driven up fuel, power and ad valorem costs, while other service costs are rising with greater demand resulting from increased activity.

      - On April 5, 2005, we announced two discoveries in Egypt. The Syrah 1X wildcat, on the Company's 100 percent-contractor-interest Khalda Concession, tested 46.5 MMcf/d of natural gas. The Tanzanite 1X located onshore on Apache's West Mediterranean Concession tested 5,296 b/d and 7.4 MMcf/d. Additional wells are planned for the Syrah structure, with initial production through the Company's Qasr field production facilities expected during the third quarter of 2005. Additional drilling is planned for the Tanzanite structure as well, with production commencing through the Company's North Alamein field and production facilities upon approval of a development plan by the Egyptian General Petroleum Corporation (EGPC).

RESULTS OF OPERATIONS

REVENUES

      The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

                                                                      FOR THE QUARTER ENDED MARCH 31,
                                                            ---------------------------------------------------
                                                                                                      INCREASE
                                                                  2005             2004              (DECREASE)
                                                            --------------    --------------         ----------
Revenues (in thousands):
   Oil..................................................    $      996,997    $      602,635             65%
   Natural gas..........................................           600,950           526,854             14%
   Natural gas liquids..................................            28,702            23,265             23%
                                                            --------------    --------------
        Total...........................................    $    1,626,649    $    1,152,754             41%
                                                            ==============    ==============
Oil Volume - Barrels per day:
   United States........................................            73,630            67,255              9%
   Canada...............................................            23,277            25,266             (8%)
   Egypt................................................            54,579            49,097             11%
   Australia............................................            15,976            23,658            (32%)
   North Sea............................................            61,870            44,299             40%
   China................................................            10,507             7,440             41%
   Argentina............................................               704               552             28%
                                                            --------------    --------------
        Total...........................................           240,543           217,567             11%
                                                            ==============    ==============
Average Oil Price - Per barrel:
   United States........................................    $        44.00    $        32.36             36%
   Canada...............................................             47.14             33.00             43%
   Egypt................................................             48.77             31.34             56%
   Australia............................................             52.99             34.86             52%
   North Sea............................................             46.10             22.72            103%
   China................................................             33.91             30.12             13%
   Argentina............................................             33.97             33.44              2%
        Total...........................................             46.05             30.44             51%

Natural Gas Volume - Mcf per day:
   United States........................................           637,803           644,462             (1%)
   Canada...............................................           346,742           314,064             10%
   Egypt................................................           155,328           128,665             21%
   Australia............................................           113,734           118,822             (4%)
   North Sea............................................             2,178             1,602             36%
   China................................................                 -                 -              -
   Argentina............................................             3,473             5,160            (33%)
                                                            --------------    --------------
        Total...........................................         1,259,258         1,212,775              4%
                                                            ==============    ==============
Average Natural Gas Price - Per Mcf:
   United States........................................    $         6.04    $         5.35             13%
   Canada...............................................              5.59              5.09             10%
   Egypt................................................              4.30              4.10              5%
   Australia............................................              1.82              1.70              7%
   North Sea............................................              5.30              4.34             22%
   China................................................                 -                 -              -
   Argentina............................................              0.91              0.47             94%
        Total...........................................              5.30              4.77             11%

Natural Gas Liquids (NGL) - Barrels per day:
      United States.....................................             9,104             8,128             12%
      Canada............................................             2,419             2,598             (7%)
                                                            --------------    --------------
        Total...........................................            11,523            10,726              7%
                                                            ==============    ==============
Average NGL Price - Per barrel:
      United States.....................................    $        28.26    $        25.27             12%
      Canada............................................             25.46             19.34             32%
        Total...........................................             27.68             23.83             16%

      The following table presents each reportable segment's oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

                                                             OIL REVENUES           GAS REVENUES
                                                         FOR THE QUARTER ENDED  FOR THE QUARTER ENDED
                                                                MARCH 31,            MARCH 31,
                                                         ---------------------  ---------------------
                                                         2005             2004  2005             2004
                                                         ----             ----  ----             ----
United States..........................................   29%              33%   58%              59%
Canada.................................................   10%              13%   29%              28%
Egypt..................................................   24%              23%   10%               9%
Australia..............................................    8%              13%    3%               4%
North Sea..............................................   26%              15%    -                -
Other International....................................    3%               3%    -                -
                                                         ---              ---   ---              ---

      Total............................................  100%             100%  100%             100%
                                                         ===              ===   ===              ===

      Crude Oil Contribution

      The percentage of total crude oil revenues from outside the U.S. increased to 71 percent in the first quarter of 2005 from 67 percent in the first quarter of 2004. The increase in the contribution of our international operations to our consolidated oil revenues was driven by the North Sea, which contributed 26 percent in the first quarter of 2005 compared to 15 percent in the first quarter of 2004. Also, Egypt's share rose one percent to 24 percent.

      Crude Oil Revenues

      The Company added $394 million to first-quarter crude oil revenues with a $15.61 per barrel increase in our crude oil price realization generating an additional $309 million of revenues. An 11 percent increase in our production added the remaining $85 million in revenues. Each of our core operating segments reported a significant increase in realized oil price, with the North Sea, the U.S., Egypt and China also benefiting from production growth.

      The North Sea's price realization increased 103 percent generating $94 million of additional revenues when compared to the first quarter of 2004, following expiration of the physical fixed-price contract entered into in conjunction with our 2003 acquisition from BP p.l.c. (BP). North Sea production increased 17,571 b/d, to 61,870 b/d, adding $71 million of crude oil revenues. The production growth reflects the success of our drilling programs at Echo and Bravo and results from our Delta platform workover program.

      Egypt added approximately $78 million of revenues from a 56 percent increase in crude oil price realizations and an additional $22 million of revenues from an 11 percent, or 5,482 b/d, increase in production. The production growth was primarily the result of successful drilling and exploitation programs at our Khalda, East Bahariya and Northeast Abu Gharadig
(NEAG) concessions.

      Oil revenues in the U.S. increased $93 million from the same period last year from a nine percent increase in production and a 36 percent increase in price. Higher realized prices, which were reduced $1.11 per barrel because of hedges on a portion of production acquired from Exxon Mobil Corporation and its affiliates (ExxonMobil) and Anadarko Petroleum Corporation (Anadarko), added $71 million to revenues. (See Note 2, Hedging and Derivative Instruments of this Form 10-Q.) Production was up 6,375 b/d, increasing revenues $22 million in the U.S., from the ExxonMobil and Anadarko acquisitions in the latter half of 2004, successful drilling and recompletion programs, and exploitation activities primarily on properties purchased from Shell Exploration and Production Company and BP in 2003. These increases more than offset production declines and an average of approximately 5,700 b/d shut-in because of Hurricane Ivan this quarter. We still had approximately 3,400 b/d shut-in at quarter's end from Hurricane Ivan, but we expect to have all of the shut-in production back on-line by the end of the third quarter of 2005.

      Canada's revenues increased $23 million, as the impact of a 43 percent increase in price from the comparable period was partially offset by an eight percent, or 1,989 b/d, decrease in oil production. Canada production was down on declines at Midale and Snipe Lake and a turnaround at Karr Simonette, which is non-operated.

      China added $12 million to consolidated crude oil revenues primarily on 3,067 b/d increase in production. The production growth resulted from several new successful wells drilled over the last 12 months and the fact that production was still ramping up in the first quarter of 2004.

      Australia's quarter-over-quarter crude oil revenues were essentially flat as a 52 percent increase in realized prices was offset by a 32 percent decline in production. The lower production is related to natural decline and increasing water production from the Legendre and Stag fields and significant declines in condensate production at East Spar. These declines more than offset the positive impact of first production from several new wells that came on-line in 2004 and first production from the Albert-1 well which came on-line in March of this year. In April, we began a 15-well Flag sandstone program which we believe will stabilize oil production until our larger Exmouth Basin discoveries come on-line in 2008.

      Approximately six percent and eight percent of our worldwide crude oil production was subject to financial derivative hedging for first-quarter 2005 and 2004, respectively. (See Note 2, Hedging and Derivative Instruments of this Form 10-Q for a summary of the current derivative positions and terms.) These derivative financial instruments reduced our first-quarter 2005 and 2004 realized price $.34 per barrel and $.60 per barrel, respectively. Also, during 2004 we amortized specific unrealized gains and losses related to derivative positions closed in October and November 2001. This amortization had a negligible impact on first-quarter 2004 average realized prices.

      Natural Gas Contribution

      Our North America operations continue to contribute a significant portion of our consolidated natural gas revenues. In the first quarter of 2005, 87 percent of Apache's natural gas revenues came from North America, unchanged from the comparable prior-year quarter. The U.S. contributed 58 percent, down one percent, while Canada contributed 29 percent up one percent. Egypt's contribution to total gas revenues increased one percent to 10 percent on strong production growth and higher prices. Australia's contribution decreased one percent on lower production.

      Natural Gas Revenues

      Our first-quarter 2005 natural gas revenues increased $74 million from the prior-year quarter as a $.53 per Mcf increase in our average natural gas price realization generated an additional $58 million of revenues. Higher production added the remaining $16 million. While all of our operating segments reported an increase in realized natural gas prices, 93 percent of the additional revenues attributable to price came from the U.S. and Canada. The additional revenues attributable to production were generated in Egypt and Canada.

      Higher prices in the U.S. added $40 million to consolidated natural gas revenues, while a 6.7 MMcf/d decline in U.S. production lowered revenues $8 million. The lower U.S. production was focused in the Gulf Coast region where increased production from the Anadarko acquisition was offset by natural decline in mature fields and the lingering impact of Hurricane Ivan, which averaged 19.7 MMcf/d of shut-in production in the quarter.

      Canada's revenues increased $29 million, balanced between higher prices and production growth. Production increased 32.7 MMcf/d reflecting results of our drilling program, with the largest gains coming from Nevis, Hatton, Consort, Brownfield and the Exxon Grant Lands.

      Egypt added $12 million to consolidated revenues on a 26.7 MMcf/d increase in production and a five percent improvement in prices. The increase in production was attributable to new discoveries on the Khalda Concession which enabled higher utilization at the Salam and Tarek gas plants and first gas sales at the Northeast Abu Gharadig Concession following completion of the three phase pipeline and connection to the Badr el Din gas plant.

      Although a majority of our worldwide sales contracts are indexed to prevailing market prices, approximately 10 percent of our first-quarter production was subject to long-term, fixed-price physical contracts up from nine percent in the prior-year quarter. These contracts apply to a small portion of our U.S. future natural gas production and provide a measure of protection to the Company in the event of decreasing natural gas prices. These fixed-price contracts reduced our first-quarter realized prices for 2005 and 2004 by $.11 and $.09 per Mcf, respectively. Additionally, nearly all of our Australian natural gas production is subject to long-term, fixed-price supply contracts that are periodically adjusted for changes in Australia's consumer price index. They are also impacted by changes in the value of the Australian dollar relative to the U.S. dollar.

      Approximately 12 percent and 16 percent of our worldwide natural gas production was subject to financial derivative hedges for first-quarter 2005 and 2004, respectively. These derivative financial instruments added $.02 per Mcf to our first - quarter 2005 realized price and reduced our first-quarter 2004 realized price $.07 per Mcf. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of our current derivative positions and terms.) Also during the 2004 quarter, we amortized specific unrealized gains and losses related to derivative positions closed in October and November 2001. This amortization had a negligible impact on first-quarter 2004 average realized prices.

COSTS

      The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance. First-quarter 2005 costs reflect the impact of our ExxonMobil and Anadarko acquisitions closed in the latter half of 2004, whereas the first quarter of 2004 does not.

                                                                FOR THE QUARTER ENDED  FOR THE QUARTER ENDED
                                                                      MARCH 31,             MARCH 31,
                                                                ---------------------  ---------------------
                                                                  2005         2004      2005         2004
                                                                --------     --------  --------     --------
                                                                   (In millions)             (Per Boe)
Depreciation, depletion and amortization (DD&A):
     Oil and gas property and equipment.......................  $    320     $    268  $   7.69     $   6.85
     Other assets.............................................        20           18       .47          .46
Asset retirement obligation accretion.........................        13           11       .32          .27
Lease operating costs (LOE)...................................       233          208      5.61         5.32
Gathering and transportation costs............................        24           20       .57          .50
Severance and other taxes.....................................        72            9      1.74          .23
General and administrative expense (G&A)......................        50           46      1.21         1.18
Financing costs, net..........................................        32           27       .76          .69
                                                                --------     --------  --------     --------

                Total.........................................  $    764     $    607  $  18.37     $  15.50
                                                                ========     ========  ========     ========

      Depreciation, Depletion and Amortization

      First-quarter 2005 full-cost DD&A expense of $320 million is $52 million higher than 2004, one-third ($17 million) of which is attributable to volume growth. The balance was primarily attributable to higher drilling costs, as our first-quarter full-cost DD&A rate increased $.84 per boe, to $7.69, from the same quarter last year reflecting an increase in the rate per boe in all segments except for Egypt. The increase in costs impacted all segments, U.S. and Canada most heavily, and is primarily attributable to high commodity prices over the past year which have led to increased demand for drilling services and thus higher drilling and estimated future development costs. In addition, the cost of properties acquired from ExxonMobil and Anadarko were higher than our historical cost as high commodity prices have increased the costs of properties available for acquisition. Mitigating the impact of higher rates in all other segments was a decrease in the rate in Egypt, where several larger discoveries more than offset the impact of higher drilling costs in Egypt.

      Lease Operating Costs

      LOE increased $25 million from the first quarter of last year to $233 million in the first quarter of 2005. The increase was driven by acquisitions of producing properties from ExxonMobil and Anadarko, more workover activity in North America, primarily on the acquired properties, and higher service costs, as indicated in the LOE per boe discussion that follows. These increases were partially offset by a decrease in absolute costs in the North Sea, where initiatives to manage costs and increase efficiencies have paid off, and on lower workover activity in China.

      First quarter 2005 LOE per boe increased $.29 to $5.61 per boe from the same quarter last year with higher rates in North America and Australia increasing the worldwide rate $.62 and $.12 per boe, respectively, and rate decreases in the North Sea, Egypt and China lowering the worldwide rate $.34, $.07 and $.05 per boe, respectively.

      The increase in the North American per unit rate was primarily attributable to higher industry-wide service costs, driven by a steady rise in commodity prices since the first quarter of last year. Historically, electricity, fuel and ad valorem costs have been directly impacted by rising commodity prices. Other service costs have historically risen as a result of increased activity, and hence demand, in high commodity price environments. Also contributing to the higher rate was an increase in workover activity in North America, primarily on properties acquired from

ExxonMobil and Anadarko in the second half of last year. This combination led to higher absolute costs than the same period last year and more than offset the positive impact of higher North American production on the rate. In addition, lower production in Australia offset a slight decline in absolute costs, resulting in a higher rate per boe.

      Partially offsetting the impact of the higher rates in North America and Australia, were decreases in the rates in the Company's other operating areas. In the North Sea, the per unit rate declined as a result of the Company's ongoing investments aimed at increasing production and lower operating costs. Daily equivalent production in the North Sea increased approximately 40 percent in the first quarter of this year as compared to the first quarter of 2004, while absolute costs decreased 12 percent over the same period. In addition, our worldwide rate was favorably impacted by lower rates in Egypt resulting from a 14 percent increase in production compared to a three percent increase in absolute costs and in China where we had a 41 percent increase in production coupled with an 18 percent decrease in absolute costs.

      For more detailed discussion of production, refer to "Results of Operations - Revenues" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Gathering and Transportation Costs

      Gathering and transportation costs totaled $24 million in the first quarter of 2005, up $4 million from the 2004 comparative quarter. The following table presents gathering and transportation costs paid directly by Apache to third-party carriers for each of the periods presented.

                                             FOR THE QUARTER ENDED
                                                   MARCH 31,
                                             ---------------------
                                              2005          2004
                                             -------       -------
                                                 (In millions)
U.S........................................  $     8       $     8
Canada.....................................        8             7
North Sea..................................        7             5
Egypt......................................        1             -
                                             -------       -------

Total Gathering and Transportation.........  $    24       $    20
                                             =======       =======

      For the first quarter of 2005 and 2004, these costs are primarily related to the transportation of natural gas in our North American operations and transportation of oil in the North Sea. The increase in costs from the first quarter of 2004 was driven by production growth in the North Sea and Canada and costs incurred to transport cargoes of Egyptian crude. These were the first exported cargoes from Egypt for which Apache arranged the shipping and paid transportation to a third-party, and received a price from our purchaser with no transportation deducts.

      Severance and Other Taxes

      First quarter 2005 severance and other taxes totaled $72 million, $63 million greater than the prior-year quarter. A detail of these taxes follows:

                                            2005     2004
                                           -------  --------
                                             (In millions)
Severance taxes..........................  $    30  $     20
U.K. PRT.................................       37       (17)
Canadian taxes...........................        5         5
Other....................................        -         1
                                           -------  --------

Total Severance and Other Taxes..........  $    72  $      9
                                           =======  ========

      Severance taxes are incurred in the U.S. and Australia and increased $6 million and $4 million, respectively. U.S. severance taxes are driven by higher prices and thus revenues, while the Australian increase primarily reflects excise tax on Legendre. North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. PRT increased $54 million quarter-over-quarter following expiration at year-end 2004 of a $22 physical fixed-price contract on 40,000 b/d. The PRT credit, in 2004, reflected qualifying capital spending and lifting costs that exceeded associated revenues.

      General and Administrative Expense

      G&A costs were $4 million higher compared to the first quarter of 2004. The additional cost is related to the impact Apache's rising common stock price has on stock-based compensation expense.

      Provision for Income Taxes

      First-quarter 2005 income tax expense was $141 million greater than the prior-year quarter. The additional income tax expense was driven by higher taxable income related to the increased revenues. A slightly higher effective tax rate also contributed to the higher taxes. The current quarter effective tax rate was largely unaffected by foreign currency charges.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL INDICATORS

                                                   MARCH 31,  DECEMBER 31,
                                                     2005        2004
                                                   ---------  ------------
Current ratio....................................      1.01          1.05
Total debt (in millions).........................  $  2,532   $     2,588
Shareholders' equity (in millions)...............  $  8,624   $     8,204
Percent of total debt to capitalization..........      22.7%         24.0%
Floating-rate debt/total debt....................        13%           15%

OVERVIEW

      Apache's primary uses of cash are exploration, development and acquisition of oil and gas properties, costs and expenses necessary to maintain continued operations, repayment of principal and interest on outstanding debt and payment of dividends.

      The Company funds its exploration and development activities primarily through net cash provided by operating activities (cash flow) and budgets capital expenditures based on projected cash flow. Our cash flow, both in the short-term and long-term, is impacted by highly volatile oil and natural gas prices, production levels, industry trends impacting operating expenses and drilling costs and our ability to continue to acquire or find high-margin reserves at competitive prices. For these reasons, we only forecast, for internal use by management, an annual cash flow. Longer term cash flow and capital spending projections are not used by management to operate our business. The annual cash flow forecasts are revised monthly in response to changing market conditions and production projections. Apache routinely adjusts capital expenditure budgets in response to the adjusted cash flow forecasts and market trends in drilling and acquisitions costs.

      The Company has historically utilized internally generated cash flow, committed and uncommitted credit facilities and access to both debt and equity capital markets for all other liquidity and capital resources needs. Apache's ability to access the debt capital market is supported by its investment grade credit ratings. Apache's senior unsecured debt is currently rated investment grade by Moody's, Standard and Poor's and Fitch with ratings of A3, A- and A, respectively. Because of the liquidity and capital resources alternatives available to Apache, including internally generated cash flows, Apache's management believes that its short-term and long-term liquidity will be adequate to fund operations, including its capital spending program, repayment of debt maturities and any amounts that may ultimately be paid in connection with contingencies.

         The Company's ratio of current assets to current liabilities was 1.01 at March 31, 2005, compared to 1.05 at December 31, 2004. The decrease in the ratio is the result of an increase in current liabilities of $289 million at March 31, 2005 as compared to December 31, 2004, which exceeded an increase in current assets of $240 million for the same period. The increase in current liabilities was primarily attributable to higher accrued exploration and development costs, a result of increased drilling activity, and an increase in the accrued liability for derivative instruments stemming from higher commodity prices at March 31, 2005 than at December 31, 2004. The increase in current assets was driven by an increase in receivables and drilling advances. The increase in receivables was primarily attributable to higher oil and gas revenue receivables, resulting from higher commodity prices, and higher joint owner receivables. The increase in joint owner receivables and drilling advances is associated with increased drilling activities and higher production and drilling costs.

NET CASH PROVIDED BY OPERATING ACTIVITIES

      Apache's net cash provided by operating activities for the first quarter of 2005 totaled $836 million, up from $652 million for the same period in 2004. The increase in 2005 cash flow is attributed primarily to the significant increase in commodity prices, which generated additional oil and gas revenues. The Company's average realized crude oil price increased 51 percent, a reflection of generally higher worldwide prices. The Company also saw an 11 percent increase in natural gas prices. Additional revenues generated from an 11 percent increase in crude oil production and a four percent increase in gas production also contributed to the increased cash flows. These increases were partially offset by higher LOE, severance taxes, U.K. PRT and higher income taxes, all of which are generally up because of higher commodity prices. The Company reviews production costs for each core area on a monthly basis and pursues alternatives in maintaining efficient levels of costs and expenses. For a more detailed discussion of commodity prices, production, costs and expenses, refer to the "Results of Operations" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Historically, fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Sales volume changes have also impacted cash flow in the short-term, but have not been as volatile as commodity prices have in the past. Apache's long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations.

DEBT

      During the first quarter of 2005, we continued to strengthen our financial flexibility and build on our solid financial position. Our debt-to-capitalization ratio on March 31, 2005, declined to 22.7 percent from
24.0 percent on December 31, 2004, as a result of slightly lower debt and additional equity from earnings. On March 31, 2005, the Company had long-term debt of $2.5 billion, $57 million less than December 31, 2004. The Company's outstanding debt consisted of $340 million under our commercial paper program and a total of $2.19 billion of other debt. This other debt included notes and debentures maturing in the years 2006 through 2096.

      The Company has available a $1.2 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper balance of $340 million on March 31, 2005 was classified as long-term debt in the accompanying consolidated balance sheet as the Company had the ability and intent to refinance such amounts on a long-term basis through either the rollover of commercial paper or available borrowing capacity under its U.S. credit facilities. There was no commercial paper outstanding on March 31, 2004. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company's U.S. credit facilities are available as a 100 percent backstop. The weighted-average interest rate for commercial paper was 2.52 percent and 1.07 percent for the first quarter of 2005 and 2004, respectively.

      As of March 31, 2005, available borrowing capacity under our credit facilities was $1.16 billion. We had $121 million in cash and cash equivalents on hand at March 31, 2005, up $10 million from the $111 million available at the end of 2004. The Company was in compliance with the terms of the credit facilities as of March 31, 2005.

      The Company is currently syndicating a new $450 million revolving bank credit facility for the U.S., a $150 million revolving bank credit facility for Australia and a $150 million revolving bank credit facility for Canada, which will replace the Company's existing credit facilities in the same amounts which are scheduled to mature in June 2007. The new facilities offer more favorable pricing and will mature in May 2010. The terms will be substantially the same as the existing credit facilities.

STOCK TRANSACTIONS

      The Company has used access to equity capital markets to fund significant acquisitions.

OIL AND GAS CAPITAL EXPENDITURES

      The Company funded its exploration and production capital expenditures, including gathering, transportation and marketing facilities, of $904 million and $528 million in the first quarter of 2005 and 2004, respectively, primarily with internally generated cash flow of $836 million and $652 million, respectively, and its lines of credit and commercial paper program.

      The following table presents a summary of the Company's capital expenditures for each of our reportable segments for the three months ended March 31, 2005 and 2004.

                                                                   FOR THE QUARTER ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                     2005        2004
                                                                   ---------   ---------
                                                                      (In thousands)
Exploration and development:
       United States.............................................  $ 213,285   $ 149,335
       Canada....................................................    316,149     193,029
       Egypt.....................................................     78,104      63,666
       Australia.................................................     57,441      32,165
       North Sea.................................................    118,856      67,005
       Other International.......................................      7,946       1,238
                                                                   ---------   ---------
                                                                   $ 791,781   $ 506,438
                                                                   =========   =========
Capitalized Interest.............................................  $  13,409   $  13,650
                                                                   =========   =========
Gas gathering, transmission and processing facilities............  $  92,635   $  20,321
                                                                   =========   =========

Acquisitions:
       Oil and gas properties....................................  $  19,949   $   1,329
                                                                   =========   =========

CASH DIVIDEND PAYMENTS

      The Company has paid cash dividends on its common stock for 40 consecutive years through 2004. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors. Common dividends paid during the first quarter of 2005 rose to $26 million, reflecting the increase in common shares outstanding and the higher common stock dividend rate. The Company increased its quarterly cash dividend 33 percent, to eight cents per share from six cents per share, effective with the November 2004 dividend payment. During the first quarter of 2005, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.

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

      Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess any impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache's management believes that it has adequately reserved for its contingent obligations. The Company has reserved approximately $11 million for environmental remediation and approximately $11 million for various legal liabilities. In addition, the Company recorded $71 million, plus accrued interest of $4.8 million for the Texaco China B.V. litigation.

      The Company's future liquidity could be impacted by a significant downgrade of its credit ratings by Moody's, Standard and Poor's, and Fitch; however, we do not believe that such a sharp downgrade is reasonably likely. The Company's credit facilities do not require the Company to maintain a minimum credit rating. In addition, generally under our commodity hedge agreements, Apache may be required to post margin or terminate outstanding positions if the Company's credit ratings decline significantly. The negative covenants associated with our debt are outlined in greater detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Capital Resources and Liquidity, Debt" in the Company's 2004 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

      Apache does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

            The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United States and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Average monthly oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $42.63 per barrel to a high of $51.16 per barrel during the first quarter of 2005. Average monthly gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $5.16 per Mcf to a monthly high of $5.44 per Mcf during the same period. Based on the Company's worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease revenues by $22 million. Based on the Company's worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease revenues by $11 million.

      We periodically enter into hedges in conjunction with selected acquisitions to protect against commodity price volatility. These hedges effectively reduce price risk on a portion of our projected oil and natural gas production from acquisitions.

      On March 31, 2005, the Company had open natural gas derivative positions with a fair value of $(125) million. A 10 percent increase in natural gas prices would change the fair value by $(44) million. A 10 percent decrease in prices would change the fair value by $42 million. The Company also had open oil derivative positions with a fair value of $(136) million on March 31, 2005. A 10 percent increase in crude oil prices would change the fair value by $(41) million. A 10 percent decrease in prices would change the fair value by $40 million. See Note 2, Hedging and Derivative Instruments of this Form 10-Q, for notional volumes associated with the Company's derivative contracts.

INTEREST RATE RISK

      The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 87 percent of the Company's debt. At March 31, 2005, total debt included $340 million of floating-rate debt. As a result, Apache's annual interest costs in 2005 will fluctuate based on short-term interest rates on approximately 13 percent of its total debt outstanding at March 31, 2005. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $250,000 per quarter.

FOREIGN CURRENCY RISK

      The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and natural gas production is sold under fixed-price Australian dollar contracts. Over half the costs incurred for Australian operations are paid in Australian dollars. In Canada, the majority of oil and natural gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea oil production is sold under U.S. dollar contracts and the majority of costs incurred are paid in British pounds. In contrast, all oil and natural gas production in Egypt is sold for U.S. dollars and the majority of the costs incurred are denominated in U.S. dollars. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars and British pounds are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date.

      A 10 percent strengthening of the Australian and Canadian dollars and the British pound as of March 31, 2005 would result in a foreign currency net loss of approximately $101 million. This is primarily driven from foreign currency effects on the Company's deferred tax liability positions in its international operations. The Company hedged a portion of its foreign exchange risk associated with lease operating expenditures for 2005. For information on open derivative contracts, please see Note 2, Hedging and Derivative Instruments of this Form 10-Q.

      The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference. Information about market risks for the quarter ended March 31, 2005, does not differ materially from the disclosure in our 2004 Form 10-K, except as noted above.

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

      There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although Apache may make use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and natural gas prices or a prolonged continuation of low prices, may adversely affect the Company's financial position, results of operations and cash flows.

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      G. Steven Farris, the Company's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company's disclosure controls were effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in internal controls over financial reporting during the quarter ending March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included on Page F-1 in Item 15 of the Company's 2004 Form 10-K.

      The independent auditors attestation report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included on Page F-3 in Item 15 of the Company's 2004 Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change in our internal controls over financial reporting during the period covered by this quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2004 (filed with the SEC on March 16, 2005) is incorporated herein by reference.

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

                                            APACHE CORPORATION

Dated: May 9, 2005                          /s/ ROGER B. PLANK
                                            ------------------------------------
                                            Roger B. Plank
                                            Executive Vice President and Chief
                                            Financial Officer

Dated: May 9, 2005                          /s/ THOMAS L. MITCHELL
                                            ------------------------------------
                                            Thomas L. Mitchell
                                            Vice President and Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibits
  12.1 -   Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.
  31.1 -   Certification of Chief Executive Officer.
  31.2 -   Certification of Chief Financial Officer.
  32.1 -   Certification of Chief Executive Officer and Chief Financial Officer.