Form 10-Q
period 2005-06-30
APACHE CORP
filed 2005-08-09
CIK 6769

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ________________ to _____________________

                         Commission File Number 1-4300

                               APACHE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    41-0747868
-------------------------------                    ----------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

     Suite 100, One Post Oak Central                        77056-4400
  2000 Post Oak Boulevard, Houston, TX                      -----------
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

                          YES [X]        NO [ ]

Number of shares of Registrant's common stock, outstanding as of June 30, 2005_______ 328,847,018

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                 FOR THE QUARTER            FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                                            -------------------------    -----------------------
                                                               2005           2004          2005         2004
                                                            ----------     ----------    ----------   ----------
                                                                    (In thousands, except per common share data)
REVENUES AND OTHER:
    Oil and gas production revenues......................   $1,774,535     $1,247,412    $3,401,184   $2,400,166
    Other................................................      (15,304)        (6,679)       20,335       (9,494)
                                                            ----------     ----------    ----------   ----------
                                                             1,759,231      1,240,733     3,421,519    2,390,672
                                                            ----------     ----------    ----------   ----------

OPERATING EXPENSES:
    Depreciation, depletion and amortization.............      359,011        295,737       698,424      581,965
    Asset retirement obligation accretion................       13,330         10,891        26,489       21,652
    Lease operating costs................................      255,430        199,779       488,601      408,015
    Gathering and transportation costs...................       26,178         20,162        49,958       39,796
    Severance and other taxes............................       86,593         21,595       158,779       30,543
    General and administrative...........................       52,002         39,181       102,413       85,238
    China litigation.....................................            -         71,216             -       71,216
    Financing costs:
       Interest expense..................................       44,807         40,193        90,073       80,742
       Amortization of deferred loan costs...............        2,047            595         2,705        1,162
       Capitalized interest..............................      (14,254)       (12,708)      (27,663)     (26,358)
       Interest income...................................         (875)          (513)       (1,802)        (833)
                                                            ----------     ----------    ----------   ----------

                                                               824,269        686,128     1,587,977    1,293,138
                                                            ----------     ----------    ----------   ----------

INCOME BEFORE INCOME TAXES...............................      934,962        554,605     1,833,542    1,097,534
    Provision for income taxes...........................      346,932        171,079       685,029      367,683
                                                            ----------     ----------    ----------   ----------

NET INCOME...............................................      588,030        383,526     1,148,513      729,851
    Preferred stock dividends............................        1,420          1,420         2,840        2,840
                                                            ----------     ----------    ----------   ----------

INCOME ATTRIBUTABLE TO COMMON STOCK......................   $  586,610     $  382,106    $1,145,673   $  727,011
                                                            ==========     ==========    ==========   ==========

NET INCOME PER COMMON SHARE:
    Basic................................................   $     1.79     $     1.17    $     3.49   $     2.23
                                                            ==========     ==========    ==========   ==========
    Diluted..............................................   $     1.76     $     1.16    $     3.44   $     2.21
                                                            ==========     ==========    ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     ------------------------
                                                                                        2005         2004
                                                                                     -----------  -----------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.....................................................................   $ 1,148,513  $   729,851
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization.................................       698,424      581,965
         Asset retirement obligation accretion....................................        26,489       21,652
         Provision for deferred income taxes......................................       227,417      103,675
         Other....................................................................        27,873       20,553
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables.......................................      (199,634)    (174,184)
         (Increase) decrease in drilling advances and other.......................       (21,631)     (20,548)
         (Increase) decrease in inventories.......................................         9,020        4,426
         (Increase) decrease in deferred charges and other........................       (13,368)     (19,637)
         Increase (decrease) in accounts payable..................................         2,063      105,697
         Increase (decrease) in accrued expenses..................................       (57,335)     (21,467)
         Increase (decrease) in advances from gas purchasers......................       (10,883)      (9,072)
         Increase (decrease) in deferred credits and noncurrent liabilities.......        (7,767)     (23,859)
                                                                                     -----------  -----------
             Net cash provided by operating activities............................     1,829,181    1,299,052
                                                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment............................................    (1,760,690)  (1,058,149)
   Other, net.....................................................................        24,439      (19,188)
                                                                                     -----------  -----------
             Net cash used in investing activities................................    (1,736,251)  (1,077,337)
                                                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings...........................................................        84,025          404
   Payments on long-term debt.....................................................      (193,530)    (135,300)
   Dividends paid.................................................................       (55,307)     (41,838)
   Common stock activity..........................................................        19,894       13,383
   Treasury stock activity, net...................................................         8,409        7,663
   Cost of debt and equity transactions...........................................          (722)      (2,050)
   Other..........................................................................        12,466            -
                                                                                     -----------  -----------

             Net cash provided by (used in) financing activities..................      (124,765)    (157,738)
                                                                                     -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................       (31,835)      63,977

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................................       111,093       33,503
                                                                                     -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................   $    79,258  $    97,480
                                                                                     ===========  ===========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                              JUNE 30,    DECEMBER 31,
                                                                                2005          2004
                                                                            -----------   ------------
                                                                                  (In thousands)
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.............................................   $    79,258   $    111,093
   Receivables, net of allowance.........................................     1,138,781        939,736
   Inventories...........................................................       186,946        157,293
   Drilling advances.....................................................        91,377         82,889
   Prepaid assets and other..............................................        86,913         57,771
                                                                            -----------   ------------
                                                                              1,583,275      1,348,782
                                                                            -----------   ------------

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties..................................................    21,442,652     19,933,041
      Unproved properties and properties under
         development, not being amortized................................       881,377        777,690
   Gas gathering, transmission and processing facilities.................     1,174,199        966,605
   Other.................................................................       292,141        284,069
                                                                            -----------   ------------
                                                                             23,790,369     21,961,405
   Less:  Accumulated depreciation, depletion and amortization...........    (8,797,051)    (8,101,046)
                                                                            -----------   ------------

                                                                             14,993,318     13,860,359
                                                                            -----------   ------------
OTHER ASSETS:
   Goodwill, net.........................................................       189,252        189,252
   Deferred charges and other............................................       114,735        104,087
                                                                            -----------   ------------
                                                                            $16,880,580   $ 15,502,480
                                                                            ===========   ============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                      APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                              JUNE 30,    DECEMBER 31,
                                                                                2005          2004
                                                                            -----------   ------------
                                                                                  (In thousands)
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.....................................................    $   595,290   $    542,074
   Accrued operating expense............................................         63,865         80,741
   Accrued exploration and development..................................        436,588        341,063
   Accrued compensation and benefits....................................         93,243         83,636
   Accrued interest.....................................................         32,516         32,575
   Accrued income taxes.................................................          9,930         78,042
   Current debt.........................................................        287,274              -
   Derivative instruments...............................................        122,280         21,273
   Other................................................................        178,241        103,487
                                                                            -----------   ------------
                                                                              1,819,227      1,282,891
                                                                            -----------   ------------

LONG-TERM DEBT..........................................................      2,191,611      2,588,390
                                                                            -----------   ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes.........................................................      2,267,881      2,146,637
   Advances from gas purchasers.........................................         79,993         90,876
   Asset retirement obligation..........................................        958,431        932,004
   Derivative instruments...............................................        149,199         31,417
   Other................................................................        217,610        225,844
                                                                            -----------   ------------

                                                                              3,673,114      3,426,778
                                                                            -----------   ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding..........................         98,387         98,387
   Common stock, $0.625 par, 430,000,000 shares authorized,
      335,867,018 and 334,912,505 shares issued, respectively...........        209,917        209,320
   Paid-in capital......................................................      4,143,799      4,106,182
   Retained earnings....................................................      5,110,451      4,017,339
   Treasury stock, at cost, 7,020,000 and 7,455,002 shares,
      respectively......................................................        (91,647)       (97,325)
   Accumulated other comprehensive loss.................................       (274,279)      (129,482)
                                                                            -----------   ------------

                                                                              9,196,628      8,204,421
                                                                            -----------   ------------

                                                                            $16,880,580   $ 15,502,480
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

                                        APACHE CORPORATION AND SUBSIDIARIES
                                  STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                                    (UNAUDITED)

                                                                                                                      ACCUMULATED
                                                             SERIES B                                                    OTHER
                                             COMPREHENSIVE  PREFERRED    COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
(In thousands, except per share)                 INCOME       STOCK      STOCK     CAPITAL     EARNINGS     STOCK     INCOME (LOSS)
                                             -------------  ----------  --------  ----------  ----------  ---------  --------------
BALANCE AT DECEMBER 31, 2003..............                  $   98,387  $207,818  $4,038,007  $2,445,698  $(105,169) $     (151,943)
   Comprehensive income (loss):
     Net income...........................   $     729,851           -         -           -     729,851          -               -
     Commodity hedges, net of income tax
       benefit of $648....................          (1,061)          -         -           -           -          -          (1,061)
                                             -------------
   Comprehensive income...................   $     728,790
                                             =============
   Dividends:
     Preferred............................                           -         -           -      (2,840)         -               -
     Common ($.12 per share)..............                           -         -           -     (39,067)         -               -
   Common shares issued...................                           -       726      49,201           -          -               -
   Treasury shares issued, net............                           -         -       4,738           -      5,067               -
   Other..................................                           -         -       2,405                      -               -
                                                            ----------  --------  ----------  ----------  ---------  --------------
BALANCE AT JUNE 30, 2004..................                  $   98,387  $208,544  $4,094,351  $3,133,642  $(100,102) $     (153,004)
                                                            ==========  ========  ==========  ==========  =========  ==============
BALANCE AT DECEMBER 31, 2004..............                  $   98,387  $209,320  $4,106,182  $4,017,339  $ (97,325) $     (129,482)

   Comprehensive income (loss):
     Net income...........................   $   1,148,513           -         -           -   1,148,513          -               -
     Commodity hedges, net of income tax
       benefit of $86,960.................        (144,797)          -         -           -           -          -        (144,797)
                                             -------------
   Comprehensive income...................   $   1,003,716
                                             =============
   Dividends:
     Preferred............................                           -         -           -      (2,840)         -               -
     Common ($.16 per share)..............                           -         -           -     (52,561)         -               -
   Common shares issued...................                           -       597      35,475           -          -               -
   Treasury shares issued, net............                           -         -       2,043           -      5,678               -
   Other..................................                           -         -          99           -          -               -
                                                            ----------  --------  ----------  ----------  ---------  --------------
BALANCE AT JUNE 30, 2005..................                  $   98,387  $209,917  $4,143,799  $5,110,451  $ (91,647) $     (274,279)
                                                            ==========  ========  ==========  ==========  =========  ==============


                                                TOTAL
                                             SHAREHOLDERS'
(In thousands, except per share)                 EQUITY
                                             -------------
BALANCE AT DECEMBER 31, 2003..............   $   6,532,798
   Comprehensive income (loss):
     Net income...........................         729,851
     Commodity hedges, net of income tax
       benefit of $648....................          (1,061)

   Comprehensive income...................

   Dividends:
     Preferred............................          (2,840)
     Common ($.12 per share)..............         (39,067)
   Common shares issued...................          49,927
   Treasury shares issued, net............           9,805
   Other..................................           2,405
                                             -------------
BALANCE AT JUNE 30, 2004..................   $   7,281,818
                                             =============
BALANCE AT DECEMBER 31, 2004..............   $   8,204,421

   Comprehensive income (loss):
     Net income...........................       1,148,513
     Commodity hedges, net of income tax
       benefit of $86,960.................        (144,797)

   Comprehensive income...................

   Dividends:
     Preferred............................          (2,840)
     Common ($.16 per share)..............         (52,561)
   Common shares issued...................          36,072
   Treasury shares issued, net............           7,721
   Other..................................              99
                                             -------------
BALANCE AT JUNE 30, 2005..................   $   9,196,628
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

Reclassifications and Restatements

      The financial statement amounts applicable to the three-month and six-month periods ending June 30, 2004 presented in this Form 10-Q will not agree to the amounts originally reported in the Company's Form 10-Q filed August 9, 2004, because they have been restated to reflect early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123-R) (see Note 6, Stock-Based Compensation). This restatement did not materially impact our results of operations. Certain other prior period amounts have also been reclassified to conform with current year presentations.

1.    ACQUISITIONS

2005 ACQUISITIONS

      There were no material acquisitions during the six-month period ending June 30, 2005.

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

2. HEDGING AND DERIVATIVE INSTRUMENTS

      Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. As established by the Company's hedging policy, Apache occasionally enters into cash flow hedges in connection with selected acquisitions to protect against commodity price volatility. The success of these acquisitions is significantly influenced by Apache's ability to achieve targeted production at forecasted prices over the long-term. These hedges effectively reduce price risk on a portion of the production from the acquisitions.

      Apache entered into, and designated as cash flow hedges, various fixed-price swaps, option collars and puts in conjunction with the ExxonMobil and Anadarko property acquisitions completed in 2004. These positions were entered into in accordance with the Company's hedging policy and involved counterparties which are rated A+ or better. As of June 30, 2005, the outstanding positions of our natural gas and crude oil cash flow hedges were as follows:

PRODUCTION                        TOTAL VOLUMES  WEIGHTED AVERAGE  FAIR VALUE ASSET/
  PERIOD      INSTRUMENT TYPE      (MMBTU/BBL)     FLOOR/CEILING      (LIABILITY)
----------  --------------------  -------------  ----------------  -----------------
                                                                     (In thousands)
   2005         Gas Collars         12,880,000    $ 6.00 / 6.78        $  (9,343)
            Gas Fixed-Price Swap     3,468,000         6.21               (3,729)
                Oil Collars          1,803,200    33.51 / 41.72          (30,031)
            Oil Fixed-Price Swap       171,000        41.13               (2,927)
               Oil Put Option          772,800        28.00                    -

   2006         Gas Collars         32,850,000     5.50 / 6.66           (49,660)
            Gas Fixed-Price Swap     4,404,000         5.87               (9,169)
                Oil Collars          4,307,000    32.07 / 40.66          (78,100)
            Oil Fixed-Price Swap       224,000        38.50               (4,399)
               Oil Put Option        1,533,000        28.00                   57

   2007         Gas Collars         24,570,000     5.25 / 6.20           (41,577)
            Gas Fixed-Price Swap     1,761,000         5.57               (3,698)
                Oil Collars          1,911,000    33.00 / 39.25          (34,600)
            Oil Fixed-Price Swap        78,000        36.89               (1,525)

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

      In November 2004, Apache hedged a portion of its 2005 foreign currency exchange risk associated with its forecasted Canadian, Australian and North Sea lease operating expenditures by entering into forward purchase contracts. The Company purchased a total of 144 million Canadian dollars at an average exchange rate of .840, 22 million Australian dollars at an average exchange rate of .763 and 42 million British pounds at an average exchange rate of 1.853. The remaining forward contracts mature from July 2005 through December 2005. The fair market value of these contracts as of June 30, 2005 was a loss of $3 million ($2 million after tax). Future changes in market value are recorded in other comprehensive income (loss) and the fair values of the foreign exchange contracts are based on quotes from either third-party financial institutions or published indices.

      A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's commodity and foreign currency derivative activities is presented in the table below:

                                                           GROSS      AFTER TAX
                                                         ---------    ---------
                                                             (In thousands)
Unrealized loss on derivatives at December 31, 2004....  $ (33,113)   $ (20,732)
Net losses realized into earnings......................     26,131       16,357
Net change in derivative fair value....................   (257,888)    (161,154)
                                                         ---------    ---------
Unrealized loss on derivatives at June 30, 2005........  $(264,870)   $(165,529)
                                                         =========    =========

      Based on current market prices as of June 30, 2005, the Company recorded an unrealized loss in other comprehensive income (loss) of $265 million ($166 million after tax), primarily representing commodity derivative hedges. Gains and losses on the commodity hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Gains and losses on the foreign exchange contracts will be realized in future earnings as the forecasted lease operating expenditures are incurred. Of the $265 million unrealized loss on derivatives at June 30, 2005, approximately $117 million ($73 million after tax) applies to the next 12 months; however, these amounts are likely to vary materially as a result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.

3.    DEBT

      On May 12, 2005, the Company entered into a new $450 million revolving bank credit facility for the U.S., a $150 million revolving bank credit facility for Australia and a $150 million revolving bank credit facility for Canada, which replaced the Company's existing credit facilities in the same amounts which were scheduled to mature in June 2007. The new facilities are scheduled to mature on May 12, 2010. There were no changes to the Company's $750 million U.S. credit facility which matures in May 2009. As of June 30, 2005, $287 million of debt was reclassified to current debt because the Company now anticipates repaying those funds within the year.

      The financial covenants of the Company's revolving bank credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. The negative covenants include restrictions on the Company's ability to create liens and security interests on our assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics liens. The Company may incur liens on assets located in the U.S., Canada and Australia of up to five percent of the Company's consolidated assets, which would approximate $844 million as of June 30, 2005. There are no restrictions on incurring liens in countries other than the U.S., Canada and Australia. There are also restrictions on Apache's ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee debt of entities not within our consolidated group.

      There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes (MAC clauses). The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S., Canadian or Australian subsidiaries, defaults on any direct payment obligation in excess of $100 million or has any unpaid, non-appealable judgment against it in excess of $100 million. The Company was in compliance with the terms of the credit facilities as of June 30, 2005. The Company's debt-to-capitalization ratio as of June 30, 2005 was 21.2 percent.

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

      At June 30, 2005, the margin over LIBOR for committed loans under the new facilities was .23 percent. If the total amount of the loans borrowed under all three facilities equals or exceeds 50 percent of the total facility commitments, then an additional .10 percent will be added to the margins over LIBOR. The Company also pays quarterly facility fees of .07 percent on the total amount of the three facilities. The facility fees vary based upon the Company's senior long-term debt rating.

4.    CAPITAL STOCK

      During the second quarter of 2005 and 2004, Apache paid $26 million and $19 million, respectively, in dividends on its Common Stock. The increase in the second-quarter 2005 common stock dividends from the amount paid for the same period last year, reflects both a higher common stock dividend rate and an increase in common shares outstanding. On September 16, 2004, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to eight cents per share from six cents per share, effective with the November 2004 payment. In addition, in both periods, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.

5.    NET INCOME PER COMMON SHARE

      A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                         FOR THE QUARTER ENDED JUNE 30,
                                         -----------------------------------------------------------
                                                     2005                          2004
                                         -----------------------------  ----------------------------
                                           INCOME   SHARES   PER SHARE   INCOME   SHARES   PER SHARE
                                         ---------  -------  ---------  --------  -------  ---------
                                                   (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock.   $ 586,610  328,578  $    1.79  $382,106  325,668  $    1.17
                                                             =========                     =========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other .............          -    4,890                    -    3,695
                                         ---------  -------             --------  -------
DILUTED:
  Income attributable to common stock,
   including assumed conversions ......  $ 586,610  333,468  $    1.76  $382,106  329,363  $    1.16
                                         =========  =======  =========  ========  =======  =========

                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------------------------------
                                                     2005                          2004
                                         -----------------------------  ----------------------------
                                           INCOME    SHARES   PER SHARE   INCOME   SHARES   PER SHARE
                                         ---------   -------  ---------  --------  -------  ---------
                                                     (In thousands, except per share amounts)
BASIC:
  Income attributable to common stock..  $1,145,673  328,309   $   3.49  $727,011  325,335  $    2.23
                                                               ========                     =========
EFFECT OF DILUTIVE SECURITIES:
  Stock options and other..............           -  4,958                      -    3,718
                                         ----------  -------             --------  -------
DILUTED:
  Income attributable to common stock,
   including assumed conversions.......  $1,145,673  333,267   $   3.44  $727,011  329,053  $    2.21
                                         ==========  =======   ========  ========  =======  =========

6.    STOCK-BASED COMPENSATION

      During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123-R, which requires all companies to expense stock-based compensation. While the pronouncement is effective for the first fiscal year that begins after June 15, 2005, Apache elected to early adopt SFAS No. 123-R under the "Modified Retrospective Approach." Under this approach, the Company is required to expense all options and other stock-based compensation that vest during the year based on the fair value determined at the date of grant.

      On May 5, 2005, the Company's stockholders approved a new stock option plan and 1.7 million options were subsequently awarded to substantially all employees. The estimated fair value per share determined on the date of grant was $20.25. The terms and underlying valuation assumptions of the grant are consistent with prior-year awards and are expensed on a straight-line basis over the four-year vesting term.

      Also in May 2005, the Company's stockholders approved a new targeted stock plan that provides incentives for employees to double Apache's share price to $108 by the end of 2008, with an interim goal of $81 to be achieved by the end of 2007. To achieve the trigger price, the Company's stock price must close at or above the stated threshold for 10 days out of any 30 consecutive trading days by the end of the stated period. Under the plan, if the first threshold is achieved, approximately 1.3 million shares would be awarded for an intrinsic cost of $106 million. Achieving the second threshold would result in approximately 2.0 million shares awarded for an intrinsic cost of $213 million. Shares ultimately issued would be reduced for any minimum tax withholding requirements. Under the terms of the new targeted stock plan, awards are payable in four equal installments, beginning with the date the trigger stock price is met and on each succeeding anniversary date.

      Current accounting practices dictate that, regardless of whether these thresholds are ultimately achieved, the Company will recognize the fair value cost at the grant date based on numerous assumptions, including an estimate of the likelihood that Apache's stock price will achieve these thresholds and the expected forfeiture rate. As a result, the Company will recognize expense and capitalized costs of approximately $68 million over the expected service life of the plan. The weighted average fair value, based on the Monte Carlo Simulation Model, was $23.67 per share.

      Total stock-based compensation cost (net of amounts capitalized) is presented in the table below. The related stock-based compensation cost capitalized as part of oil and gas properties was $8 million and $18 million for the three-month and six-month periods ended June 30, 2005, respectively, and $4 million and $8 million for the three-month and six-month periods ended June 30, 2004, respectively.

                                                  2005              2004
                                              ----------------  ----------------
                                              GROSS  AFTER TAX  GROSS  AFTER TAX
                                              -----  ---------  -----  ---------
                                                        (In millions)
Stock-based compensation cost:
   For the quarter ended June 30............  $  19  $      12  $   9  $       5
   For the six months ended June 30.........     38         24     18         11

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following table provides supplemental disclosure of cash flow information:

                                              FOR THE SIX MONTHS ENDED
                                                      JUNE 30,
                                              ------------------------
                                                2005           2004
                                                ----           ----
                                                   (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized).....  $  56,649      $  49,584
  Income taxes (net of refunds).............  $ 546,341      $ 246,879

8.    PENSION AND POSTRETIREMENT BENEFITS

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

NET PERIODIC COST

      The following table presents the plans' net periodic benefit cost for the three and six month periods ended June 30, 2005 and 2004.

                                                      PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                                          ----------------------------------  ----------------------------------
                                            QUARTER ENDED   SIX MONTHS ENDED   QUARTER ENDED    SIX MONTHS ENDED
                                              JUNE 30,          JUNE 30,           JUNE 30,         JUNE 30,
                                          ----------------  ----------------  ----------------  ----------------
                                            2005     2004     2005     2004     2005     2004     2005     2004
                                          -------  -------  -------  -------  -------  -------  -------  -------
                                                                      (In thousands)
Components of net periodic benefit cost:
  Service cost........................... $ 1,600  $ 1,341  $ 3,238  $ 2,727  $   424  $   234  $   699  $   484
  Interest cost..........................   1,136      892    2,299    1,813      231      164      406      314
  Expected return on plan assets.........  (1,227)    (882)  (2,483)  (1,793)       -        -        -        -
  Amortization of transition obligation..       -        -        -        -        9       22       22       22
  Amortization of actuarial (gain)/loss..       -        -        -        -      104       50      166      125
                                          -------  -------  -------  -------  -------  -------  -------  -------
     Net periodic benefit cost........... $ 1,509  $ 1,351  $ 3,054  $ 2,747  $   768  $   470  $ 1,293  $   945
                                          =======  =======  =======  =======  =======  =======  =======  =======

EMPLOYER CONTRIBUTIONS

      As previously disclosed in our financial statements for the year ended December 31, 2004, we expect to contribute $5 million to the pension plan and $318,000 to the postretirement benefit plan in 2005. As of June 30, 2005, approximately $2.6 million of contributions have been made to the plans.

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

                                          UNITED                                                      OTHER
                                          STATES      CANADA      EGYPT     AUSTRALIA   NORTH SEA   INTERNATIONAL    TOTAL
                                        ----------  ----------  ----------  ----------  ----------  -------------  -----------
                                                                    (IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

Oil and Gas Production Revenues.....    $1,393,754  $  586,878  $  606,258  $  177,585  $  553,924    $  82,785    $ 3,401,184
                                        ==========  ==========  ==========  ==========  ==========    =========    ===========
Operating Income (1)................    $  782,706  $  331,573  $  445,428  $   90,570  $  287,570    $  41,086    $ 1,978,933
                                        ==========  ==========  ==========  ==========  ==========    =========
Other Income (Expense):
   Other............................                                                                                    20,335
   General and administrative.......                                                                                  (102,413)
   Financing costs, net.............                                                                                   (63,313)
                                                                                                                   -----------
Income Before Income Taxes..........                                                                               $ 1,833,542
                                                                                                                   ===========

Total Assets........................    $7,661,550  $4,157,435  $2,240,374  $1,156,628  $1,501,898    $ 162,695    $16,880,580
                                        ==========  ==========  ==========  ==========  ==========    =========    ===========

FOR THE SIX MONTHS ENDED JUNE 30, 2004
Oil and Gas Production Revenues.....    $1,100,335  $  469,937  $  412,662  $  189,649  $  186,129    $  41,454    $ 2,400,166
                                        ==========  ==========  ==========  ==========  ==========    =========    ===========
Operating Income (1)................    $  600,293  $  259,427  $  277,795  $   89,777  $   74,714    $  16,189    $ 1,318,195
                                        ==========  ==========  ==========  ==========  ==========    =========
Other Income (Expense):
   Other............................                                                                                    (9,494)
   General and administrative.......                                                                                   (85,238)
   China litigation.................                                                                                   (71,216)
   Financing costs, net.............                                                                                   (54,713)
                                                                                                                   -----------
Income Before Income Taxes..........                                                                               $ 1,097,534
                                                                                                                   ===========
Total Assets........................    $5,868,356  $3,243,373  $1,890,102  $1,018,298  $1,041,801    $ 188,021    $13,249,951
                                        ==========  ==========  ==========  ==========  ==========    =========    ===========

(1) Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating costs, gathering and transportation costs, and severance and other taxes.

10.   ASSET RETIREMENT OBLIGATIONS

      The following table describes changes to the Company's asset retirement obligation (ARO) liability for the six months ended June 30, 2005 (in thousands):

Asset retirement obligation as of December 31, 2004.......    $ 932,004
Liabilities incurred......................................       37,289
Liabilities settled.......................................      (37,351)
Accretion expense.........................................       26,489
                                                              ---------
Asset retirement obligation as of June 30, 2005...........    $ 958,431
                                                              =========

      Liabilities incurred primarily relate to abandonment obligations assumed in connection with current drilling activity and various small acquisitions closed during the period. Liabilities settled during the period primarily relate to individually immaterial properties plugged and abandoned or sold during the period.

11.   LITIGATION

TEXACO CHINA B.V.

      Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (Texaco China). The arbitration award was subject to interest at nine percent until May 6, 2005, the date following the federal district court ruling discussed below. On May 6, 2005, the interest rate dropped to 3.33 percent. Apache accrued $3.2 million of interest expense in 2004 and an additional $2.6 million of interest expense in the first six months of 2005. In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), later adding Apache Bohai Corporation LDC (Apache Bohai) to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache filed an application to vacate the award in federal court. Texaco China filed an application to confirm the award in the same court. On May 5, 2005, the federal district court ruled in favor of Texaco China. The Company has appealed that decision to the circuit court of appeals. In January 2005, while awaiting the decision of the U.S. federal courts, Texaco China also filed a proceeding against Apache China and Apache Bohai in the People's Republic of China to recognize the award, apparently seeking the same relief as sought in U.S. federal court. Apache China has been served. Apache Bohai has not been served.

EGYPT TAX AUTHORITY

      As of the end of 2004, the Egyptian Tax Authority (ETA) had issued claims for back taxes against various Apache subsidiaries in Egypt totaling approximately $106 million (at current exchange rates) relating to periods as far back as 1994. At the beginning of July 2005, the ETA made a new claim for approximately $85 million of additional taxes for the 1994-99 tax years. While an adverse judgment against Apache is possible, Egyptian Concession agreements clearly provide that the Egyptian General Petroleum Corporation is responsible for the payment of all taxes related to the operation of the concessions. Apache believes that the claims of the ETA are unsupported by either the facts or the language of the concession agreements, which have the force of law in Egypt. Apache's subsidiaries have, therefore, contested liability with respect to the original claims by filing actions in Egyptian civil court, and will pursue all appropriate appeals and actions to challenge the new tax claims as well. Apache plans to vigorously pursue its remedies with respect to these claims. A civil court ruling with respect to the initial tax claims is expected sometime in the latter half of 2005.

12.   RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2005, the FASB ratified the consensus in Emerging Issue Task Force
(EITF) Issue Number 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). EITF Issue 04-5 states that the general partner in a limited partnership is presumed to control the partnership and must consolidate the entity on its financial statements. The presumption of control and consolidation requirement may be overcome if the limited partners have substantive participating rights or have the ability to effectively liquidate the partnership. Apache participates in limited partnerships where the Company is the sole general partner. Management is currently determining the ultimate impact of applying this statement, but does not believe application of Issue 04-5 will have a material impact on the Company's consolidated financial statements. The effective date for applying the guidance in Issue 04-5 to existing limited partnerships is for the first reporting period in fiscal years beginning after December 15, 2005.

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

                      APACHE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED JUNE 30, 2005

                                                                                                             ALL OTHER
                                                                                   APACHE       APACHE      SUBSIDIARIES
                                                       APACHE        APACHE       FINANCE       FINANCE      OF APACHE
                                                     CORPORATION  NORTH AMERICA  AUSTRALIA      CANADA      CORPORATION
                                                     -----------  -------------  ---------  --------------  ------------
                                                                                            (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.................  $   720,379  $           -  $       -      $      -    $  1,138,796
   Equity in net income (loss) of affiliates.......      365,752          2,639      5,642        59,600         (12,364)
   Other...........................................        6,261              -          -             -         (21,565)
                                                     -----------  -------------  ---------      --------    ------------
                                                       1,092,392          2,639      5,642        59,600       1,104,867
                                                     -----------  -------------  ---------      --------    ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization........      158,667              -          -             -         200,344
   Asset retirement obligation accretion...........        7,873              -          -             -           5,457
   Lease operating costs...........................      119,141              -          -             -         220,929
   Gathering and transportation costs..............        7,617              -          -             -          18,561
   Severance and other taxes.......................       23,539              -          -             1          63,053
   General and administrative......................       44,975              -          -             -           7,027
   Financing costs, net............................       20,309              -      4,513        14,110          (7,207)
                                                     -----------  -------------  ---------      --------    ------------
                                                         382,121              -      4,513        14,111         508,164
                                                     -----------  -------------  ---------      --------    ------------

INCOME (LOSS) BEFORE INCOME TAXES..................      710,271          2,639      1,129        45,489         596,703
   Provision (benefit) for income taxes............      122,241              -     (1,510)       (4,750)        230,951
                                                     -----------  -------------  ---------      --------    ------------

NET INCOME.........................................      588,030          2,639      2,639        50,239         365,752
   Preferred stock dividends.......................        1,420              -          -             -               -
                                                     -----------  -------------  ---------      --------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................  $   586,610  $       2,639  $   2,639      $ 50,239    $    365,752
                                                     ===========  =============  =========      ========    ============

                                                     RECLASSIFICATIONS
                                                      & ELIMINATIONS    CONSOLIDATED
                                                     -----------------  ------------
REVENUES AND OTHER:
   Oil and gas production revenues.................     $    (84,640)   $  1,774,535
   Equity in net income (loss) of affiliates.......         (421,269)             -
   Other...........................................                -         (15,304)
                                                        ------------    ------------
                                                            (505,909)      1,759,231
                                                        ------------    ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization........                -         359,011
   Asset retirement obligation accretion...........                -          13,330
   Lease operating costs...........................          (84,640)        255,430
   Gathering and transportation costs..............                -          26,178
   Severance and other taxes.......................                -          86,593
   General and administrative......................                -          52,002
   Financing costs, net............................                -          31,725
                                                        ------------    ------------
                                                             (84,640)        824,269
                                                        ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES..................         (421,269)        934,962
   Provision (benefit) for income taxes............                -         346,932
                                                        ------------    ------------

NET INCOME.........................................         (421,269)        588,030
   Preferred stock dividends.......................                -           1,420
                                                        ------------    ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................     $   (421,269)   $    586,610
                                                        ============    ============

                      APACHE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED JUNE 30, 2004

                                                                                                             ALL OTHER
                                                                                   APACHE       APACHE      SUBSIDIARIES
                                                       APACHE        APACHE       FINANCE       FINANCE       OF APACHE
                                                     CORPORATION  NORTH AMERICA  AUSTRALIA      CANADA      CORPORATION
                                                     -----------  -------------  ---------  --------------  ------------
                                                                                            (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.................  $   568,421  $           -  $       -    $       -     $    756,030
   Equity in net income (loss) of affiliates.......      226,150         10,420     13,488       53,454           (9,724)
   Other...........................................       (1,148)             -          -            -           (5,531)
                                                     -----------  -------------  ---------    ---------     ------------
                                                         793,423         10,420     13,488       53,454          740,775
                                                     -----------  -------------  ---------    ---------     ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization........      137,844              -          -            -          157,893
   Asset retirement obligation accretion...........        5,805              -          -            -            5,086
   Lease operating costs...........................       87,303              -          -            -          189,515
   Gathering and transportation costs..............        7,891              -          -            -           12,271
   Severance and other taxes.......................       15,416              -          -            -            6,179
   General and administrative......................       30,889              -          -            -            8,292
   China litigation................................           -               -          -            -           71,216
   Financing costs, net............................       20,253              -      4,510        9,936           (7,132)
                                                     -----------  -------------  ---------    ---------     ------------
                                                         305,401              -      4,510        9,936          443,320
                                                     -----------  -------------  ---------    ---------     ------------

INCOME (LOSS) BEFORE INCOME TAXES..................      488,022         10,420      8,978       43,518          297,455
   Provision (benefit) for income taxes............      104,496              -     (1,442)      (3,280)          71,305
                                                     -----------  -------------  ---------    ---------     ------------

NET INCOME.........................................      383,526         10,420     10,420       46,798          226,150
   Preferred stock dividends.......................        1,420              -          -            -                -
                                                     -----------  -------------  ---------    ---------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................  $   382,106  $      10,420  $  10,420    $  46,798     $    226,150
                                                     ===========  =============  =========    =========     ============

                                                     RECLASSIFICATIONS
                                                      & ELIMINATIONS    CONSOLIDATED
                                                     -----------------  ------------
REVENUES AND OTHER:
   Oil and gas production revenues.................     $  (77,039)     $  1,247,412
   Equity in net income (loss) of affiliates.......       (293,788)                -
   Other...........................................              -            (6,679)
                                                        ----------      ------------
                                                          (370,827)        1,240,733
                                                        ----------      ------------
OPERATING EXPENSES:
   Depreciation, depletion and amortization........              -           295,737
   Asset retirement obligation accretion...........              -            10,891
   Lease operating costs...........................        (77,039)          199,779
   Gathering and transportation costs..............              -            20,162
   Severance and other taxes.......................              -            21,595
   General and administrative......................              -            39,181
   China litigation................................              -            71,216
   Financing costs, net............................              -            27,567
                                                        ----------      ------------
                                                           (77,039)          686,128
                                                        ----------      ------------

INCOME (LOSS) BEFORE INCOME TAXES..................       (293,788)          554,605
   Provision (benefit) for income taxes............              -           171,079
                                                        ----------      ------------

NET INCOME.........................................       (293,788)          383,526
   Preferred stock dividends.......................              -             1,420
                                                        ----------      ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................     $ (293,788)     $    382,106
                                                        ==========      ============

                      APACHE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                                             ALL OTHER
                                                                                   APACHE       APACHE      SUBSIDIARIES
                                                       APACHE        APACHE       FINANCE       FINANCE       OF APACHE
                                                     CORPORATION  NORTH AMERICA  AUSTRALIA      CANADA      CORPORATION
                                                     -----------  -------------  ---------  --------------  ------------
                                                                                            (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.................  $ 1,371,285    $      -     $      -      $      -     $  2,185,410
   Equity in net income (loss) of affiliates.......      710,831      12,124        18,104      109,860          (24,716)
   Other...........................................       36,446           -             -            -          (16,111)
                                                     -----------    --------     --------      --------     ------------
                                                       2,118,562      12,124        18,104      109,860        2,144,583
                                                     -----------    --------     --------      --------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization........      308,051           -             -            -          390,373
   Asset retirement obligation accretion...........       15,707           -             -            -           10,782
   Lease operating costs...........................      224,096           -             -            -          420,016
   Gathering and transportation costs..............       15,566           -             -            -           34,392
   Severance and other taxes.......................       43,616           -             -            1          115,162
   General and administrative......................       85,292           -             -            -           17,121
   Financing costs, net............................       40,228           -         9,025       28,220          (14,160)
                                                     -----------    --------     --------      --------     ------------
                                                         732,556           -         9,025       28,221          973,686
                                                     -----------    --------     --------      --------     ------------

INCOME (LOSS) BEFORE INCOME TAXES..................    1,386,006      12,124         9,079       81,639        1,170,897
   Provision (benefit) for income taxes............      237,493           -        (3,045)      (9,485)         460,066
                                                     -----------    --------     --------      --------     ------------

NET INCOME.........................................    1,148,513      12,124        12,124       91,124          710,831
   Preferred stock dividends.......................        2,840           -             -            -                -
                                                     -----------    --------     --------      --------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................  $ 1,145,673    $ 12,124     $  12,124     $ 91,124     $    710,831
                                                     ===========    ========     =========     ========     ============

                                                     RECLASSIFICATIONS
                                                      & ELIMINATIONS    CONSOLIDATED
                                                     -----------------  ------------
REVENUES AND OTHER:
   Oil and gas production revenues.................  $ (155,511)        $  3,401,184
   Equity in net income (loss) of affiliates.......    (826,203)                  -
   Other...........................................           -               20,335
                                                     ----------         ------------
                                                       (981,714)           3,421,519
                                                     ----------         ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization........           -              698,424
   Asset retirement obligation accretion...........           -               26,489
   Lease operating costs...........................    (155,511)             488,601
   Gathering and transportation costs..............           -               49,958
   Severance and other taxes.......................           -              158,779
   General and administrative......................           -              102,413
   Financing costs, net............................           -               63,313
                                                     ----------         ------------
                                                       (155,511)           1,587,977
                                                     ----------         ------------

INCOME (LOSS) BEFORE INCOME TAXES..................    (826,203)           1,833,542
   Provision (benefit) for income taxes............           -              685,029
                                                     ----------         ------------

NET INCOME.........................................    (826,203)           1,148,513
   Preferred stock dividends.......................           -                2,840
                                                     ----------         ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................  $ (826,203)        $  1,145,673
                                                     ==========         ============

                      APACHE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                                                             ALL OTHER
                                                                                   APACHE       APACHE      SUBSIDIARIES
                                                       APACHE        APACHE       FINANCE       FINANCE       OF APACHE
                                                     CORPORATION  NORTH AMERICA  AUSTRALIA      CANADA      CORPORATION
                                                     -----------  -------------  ---------  --------------  ------------
                                                                                            (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues.................  $ 1,097,459     $     -     $       -     $      -     $  1,457,921
   Equity in net income (loss) of affiliates.......      418,857      18,682        24,716       91,399          (19,310)
   Other...........................................       (1,911)          -             -            -           (7,583)
                                                     -----------     -------     ---------     --------     ------------
                                                       1,514,405      18,682        24,716       91,399        1,431,028
                                                     -----------     -------     ---------     --------     ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization........      269,054           -             -            -          312,911
   Asset retirement obligation accretion...........       11,600           -             -            -           10,052
   Lease operating costs...........................      172,687           -             -            -          390,542
   Gathering and transportation costs..............       15,223           -             -            -           24,573
   Severance and other taxes.......................       28,796           -             -           18            1,729
   General and administrative......................       67,828           -             -            -           17,410
   China litigation................................            -           -             -            -           71,216
   Financing costs, net............................       42,016           -         9,022       20,043          (16,368)
                                                     -----------     -------     ---------     --------     ------------
                                                         607,204           -         9,022       20,061          812,065
                                                     -----------     -------     ---------     --------     ------------

INCOME (LOSS) BEFORE INCOME TAXES..................      907,201      18,682        15,694       71,338          618,963
   Provision (benefit) for income taxes............      177,350           -        (2,988)      (6,785)         200,106
                                                     -----------     -------     ---------     --------     ------------

NET INCOME.........................................      729,851      18,682        18,682       78,123          418,857
   Preferred stock dividends.......................        2,840           -             -            -                -
                                                     -----------     -------     ---------     --------     ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................  $   727,011     $18,682     $  18,682     $ 78,123     $    418,857
                                                     ===========     =======     =========     ========     ============

                                                     RECLASSIFICATIONS
                                                      & ELIMINATIONS    CONSOLIDATED
                                                     -----------------  ------------
REVENUES AND OTHER:
   Oil and gas production revenues.................     $(155,214)      $  2,400,166
   Equity in net income (loss) of affiliates.......      (534,344)                 -
   Other...........................................             -             (9,494)
                                                        ---------       ------------
                                                         (689,558)         2,390,672
                                                        ---------       ------------

OPERATING EXPENSES:
   Depreciation, depletion and amortization........             -            581,965
   Asset retirement obligation accretion...........             -             21,652
   Lease operating costs...........................      (155,214)           408,015
   Gathering and transportation costs..............             -             39,796
   Severance and other taxes.......................             -             30,543
   General and administrative......................             -             85,238
   China litigation................................             -             71,216
   Financing costs, net............................             -             54,713
                                                        ---------       ------------
                                                         (155,214)         1,293,138
                                                        ---------       ------------

INCOME (LOSS) BEFORE INCOME TAXES..................      (534,344)         1,097,534
   Provision (benefit) for income taxes............             -            367,683
                                                        ---------       ------------

NET INCOME.........................................      (534,344)           729,851
   Preferred stock dividends.......................             -              2,840
                                                        ---------       ------------
INCOME ATTRIBUTABLE TO COMMON STOCK................     $(534,344)      $    727,011
                                                        =========       ============

                      APACHE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                                             ALL OTHER
                                                                                   APACHE       APACHE      SUBSIDIARIES
                                                       APACHE        APACHE       FINANCE       FINANCE       OF APACHE
                                                     CORPORATION  NORTH AMERICA  AUSTRALIA      CANADA      CORPORATION
                                                     -----------  -------------  ---------  --------------  ------------
                                                                                            (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................  $   679,969     $     -     $ (10,105)   $(19,728)     $  1,179,045
                                                     -----------     -------     ---------    --------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............     (489,626)          -             -           -        (1,271,064)
  Investment in subsidiaries, net..................     (108,782)     (9,025)            -           -           (29,705)
  Other, net.......................................       65,358           -             -           -           (40,919)
                                                     -----------     -------     ---------    --------      ------------
NET CASH USED IN INVESTING ACTIVITIES..............     (533,050)     (9,025)            -           -        (1,341,688)
                                                     -----------     -------     ---------    --------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................       83,887           -         1,080         445            98,527
  Payments on long-term debt.......................     (192,700)          -             -           -              (830)
  Dividends paid...................................      (55,307)          -             -           -                 -
  Common stock activity............................       19,894       9,025         9,025      19,281            10,267
  Treasury stock activity, net.....................        8,409           -             -           -                 -
  Cost of debt and equity transactions.............         (722)          -             -           -                 -
  Other............................................       12,466           -             -           -                 -
                                                     -----------     -------     ---------    --------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........     (124,073)      9,025        10,105      19,726           107,964
                                                     -----------     -------     ---------    --------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................       22,846           -             -          (2)          (54,679)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................          597           -             2           3           110,491
                                                     -----------     -------     ---------    --------      ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................  $    23,443     $     -     $       2    $      1      $     55,812
                                                     ===========     =======     =========    ========      ============


                                                     RECLASSIFICATIONS
                                                      & ELIMINATIONS    CONSOLIDATED
                                                     -----------------  ------------

CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.......................................      $       -      $  1,829,181
                                                         ---------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..............              -        (1,760,690)
  Investment in subsidiaries, net..................        147,512                 -
  Other, net.......................................              -            24,439
                                                         ---------      ------------
NET CASH USED IN INVESTING ACTIVITIES..............        147,512        (1,736,251)
                                                         ---------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings.............................        (99,914)           84,025
  Payments on long-term debt.......................              -          (193,530)
  Dividends paid...................................              -           (55,307)
  Common stock activity............................        (47,598)           19,894
  Treasury stock activity, net.....................              -             8,409
  Cost of debt and equity transactions.............              -              (722)
  Other............................................              -            12,466
                                                         ---------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........       (147,512)         (124,765)
                                                         ---------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................              -           (31,835)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR................................              -           111,093
                                                         ---------      ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD....................................      $       -       $    79,258
                                                         =========       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                                                  APACHE
                                                                       APACHE        APACHE       FINANCE
                                                                     CORPORATION  NORTH AMERICA  AUSTRALIA
                                                                     -----------  -------------  ---------
                                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...................   $   678,621  $           -  $  (8,219)
                                                                     -----------  -------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment............................      (311,910)             -          -
   Investment in subsidiaries, net................................      (182,525)        (9,025)         -
   Other, net.....................................................        (8,957)             -          -
                                                                     -----------  -------------  ---------
NET CASH USED IN INVESTING ACTIVITIES.............................      (503,392)        (9,025)         -
                                                                     -----------  -------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings...........................................           274              -       (806)
   Payments on long-term debt.....................................      (135,300)             -          -
   Dividends paid.................................................       (41,838)             -          -
   Common stock activity..........................................        13,383          9,025      9,025
   Treasury stock activity, net...................................         7,663              -          -
   Cost of debt and equity transactions...........................        (2,050)             -          -
                                                                     -----------  -------------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........................      (157,868)         9,025      8,219
                                                                     -----------  -------------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............        17,361              -          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................             -              -          2
                                                                     -----------  -------------  ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................   $    17,361  $           -  $       2
                                                                     ===========  =============  =========

                                                                                  ALL OTHER
                                                                      APACHE    SUBSIDIARIES
                                                                      FINANCE     OF APACHE   RECLASSIFICATIONS
                                                                      CANADA     CORPORATION    & ELIMINATIONS   CONSOLIDATED
                                                                     ---------  ------------  -----------------  ------------
                                                                                         (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...................   $ (19,521) $    648,171  $               -  $  1,299,052
                                                                     ---------  ------------  -----------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment............................           -      (746,239)                 -    (1,058,149)
   Investment in subsidiaries, net................................           -       (26,792)           218,342             -
   Other, net.....................................................           -       (10,231)                 -       (19,188)
                                                                     ---------  ------------  -----------------  ------------
NET CASH USED IN INVESTING ACTIVITIES.............................           -      (783,262)           218,342    (1,077,337)
                                                                     ---------  ------------  -----------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings...........................................         242       165,023           (164,329)          404
   Payments on long-term debt.....................................           -             -                  -      (135,300)
   Dividends paid.................................................           -             -                  -       (41,838)
   Common stock activity..........................................      19,281        16,682            (54,013)       13,383
   Treasury stock activity, net...................................           -             -                  -         7,663
   Cost of debt and equity transactions...........................           -             -                  -        (2,050)
                                                                     ---------  ------------  -----------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........................      19,523       181,705           (218,342)     (157,738)
                                                                     ---------  ------------  -----------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............           2        46,614                  -        63,977

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................           1        33,500                  -        33,503
                                                                     ---------  ------------  -----------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................   $       3  $     80,114  $               -  $     97,480
                                                                     =========  ============  =================  ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2005

                                                                                                   APACHE
                                                                        APACHE        APACHE      FINANCE
                                                                     CORPORATION  NORTH AMERICA  AUSTRALIA
                                                                     -----------  -------------  ---------
                                                                                 (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents......................................   $    23,443  $           -  $       2
   Receivables, net of allowance..................................       407,617              -          -
   Inventories....................................................        22,371              -          -
   Drilling advances and other....................................        89,915              -          -
                                                                     -----------  -------------  ---------
                                                                         543,346              -          2
                                                                     -----------  -------------  ---------

PROPERTY AND EQUIPMENT, NET.......................................     6,889,673              -          -
                                                                     -----------  -------------  ---------

OTHER ASSETS:
   Intercompany receivable, net...................................     1,205,813              -     (2,177)
   Goodwill, net..................................................             -              -          -
   Equity in affiliates...........................................     4,892,764        281,377    526,809
   Deferred charges and other.....................................        43,306              -          -
                                                                     -----------  -------------  ---------
                                                                      13,574,902        281,377    524,634
                                                                     ===========  =============  =========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...............................................       314,437              -          -
   Other accrued expenses.........................................       435,199              -       (321)
   Current debt...................................................       287,000              -          -
                                                                     -----------  -------------  ---------
                                                                       1,036,636              -       (321)
                                                                     -----------  -------------  ---------
LONG-TERM DEBT....................................................     1,271,231              -    269,300
                                                                     -----------  -------------  ---------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes...................................................     1,089,412              -    (25,722)
   Advances from gas purchasers...................................        79,993              -          -
   Asset retirement obligation....................................       579,750              -          -
   Oil and gas derivative instruments.............................       149,199              -          -
   Other..........................................................       172,053              -          -
                                                                     -----------  -------------  ---------
                                                                       2,070,407              -    (25,722)
                                                                     -----------  -------------  ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................................     9,196,628        281,377    281,377
                                                                     -----------  -------------  ---------
                                                                     $13,574,902  $     281,377  $ 524,634
                                                                     ===========  =============  =========

                                                                                  ALL OTHER
                                                                       APACHE    SUBSIDIARIES
                                                                      FINANCE     OF APACHE    RECLASSIFICATIONS
                                                                       CANADA    CORPORATION     & ELIMINATIONS   CONSOLIDATED
                                                                     ----------  ------------  -----------------  ------------
                                                                                          (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents......................................   $        1  $     55,812  $               -  $     79,258
   Receivables, net of allowance..................................            -       731,164                  -     1,138,781
   Inventories....................................................            -       164,575                  -       186,946
   Drilling advances and other....................................            -        88,375                  -       178,290
                                                                     ----------  ------------  -----------------  ------------
                                                                              1     1,039,926                  -     1,583,275
                                                                     ----------  ------------  -----------------  ------------

PROPERTY AND EQUIPMENT, NET.......................................            -     8,103,645                  -    14,993,318
                                                                     ----------  ------------  -----------------  ------------

OTHER ASSETS:
   Intercompany receivable, net...................................     (254,139)     (949,497)                 -             -
   Goodwill, net..................................................            -       189,252                  -       189,252
   Equity in affiliates...........................................    1,376,500    (1,184,899)        (5,892,551)            -
   Deferred charges and other.....................................        4,459        66,970                  -       114,735
                                                                     ----------  ------------  -----------------  ------------
                                                                      1,126,821     7,265,397         (5,892,551)   16,880,580
                                                                     ==========  ============  =================  ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...............................................            -       280,853                  -       595,290
   Other accrued expenses.........................................       38,620       463,165                  -       936,663
   Current debt...................................................            -           274                  -       287,274
                                                                     ----------  ------------  -----------------  ------------
                                                                         38,620       744,292                  -     1,819,227
                                                                     ----------  ------------  -----------------  ------------
LONG-TERM DEBT....................................................      646,828         4,252                  -     2,191,611
                                                                     ----------  ------------  -----------------  ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes...................................................        4,340     1,199,851                  -     2,267,881
   Advances from gas purchasers...................................            -             -                  -        79,993
   Asset retirement obligation....................................            -       378,681                  -       958,431
   Oil and gas derivative instruments.............................            -             -                  -       149,199
   Other..........................................................            -        45,557                  -       217,610
                                                                     ----------  ------------  -----------------  ------------
                                                                          4,340     1,624,089                  -     3,673,114
                                                                     ----------  ------------  -----------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................................      437,033     4,892,764         (5,892,551)    9,196,628
                                                                     ----------  ------------  -----------------  ------------
                                                                     $1,126,821  $  7,265,397  $      (5,892,551) $ 16,880,580
                                                                     ==========  ============  =================  ============

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2004

                                                                                                   APACHE
                                                                        APACHE        APACHE      FINANCE
                                                                     CORPORATION  NORTH AMERICA  AUSTRALIA
                                                                     -----------  -------------  ---------
                                                                                     (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents......................................   $       597  $           -  $       2
   Receivables, net of allowance..................................       367,359              -          -
   Inventories....................................................        28,000              -          -
   Drilling advances and other....................................        82,837              -          -
                                                                     -----------  -------------  ---------
                                                                         478,793              -          2
                                                                     -----------  -------------  ---------

PROPERTY AND EQUIPMENT, NET.......................................     6,683,499              -          -
                                                                     -----------  -------------  ---------

OTHER ASSETS:
   Intercompany receivable, net...................................     1,107,286              -     (1,205)
   Goodwill, net..................................................             -              -          -
   Equity in affiliates...........................................     4,173,788        258,437    506,806
   Deferred charges and other.....................................        43,460              -          -
                                                                     -----------  -------------  ---------
                                                                     $12,486,826  $     258,437  $ 505,603
                                                                     ===========  =============  =========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...............................................   $   280,754  $           -  $       -
   Other accrued expenses.........................................       306,511              -      3,335
                                                                     -----------  -------------  ---------
                                                                         587,265              -      3,335
                                                                     -----------  -------------  ---------

LONG-TERM DEBT....................................................     1,667,044              -    269,192
                                                                     -----------  -------------  ---------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes...................................................     1,132,618              -    (25,361)
   Advances from gas purchasers...................................        90,876              -          -
   Asset retirement obligation....................................       568,862              -          -
   Oil and gas derivative instruments.............................        31,417              -          -
   Other..........................................................       204,323              -          -
                                                                     -----------  -------------  ---------
                                                                       2,028,096              -    (25,361)
                                                                     -----------  -------------  ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................................     8,204,421        258,437    258,437
                                                                     -----------  -------------  ---------
                                                                     $12,486,826  $     258,437  $ 505,603
                                                                     ===========  =============  =========

                                                                                  ALL OTHER
                                                                       APACHE    SUBSIDIARIES
                                                                      FINANCE     OF APACHE    RECLASSIFICATIONS
                                                                       CANADA    CORPORATION     & ELIMINATIONS   CONSOLIDATED
                                                                     ----------  ------------  -----------------  ------------
                                                                                        (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents......................................   $        3  $    110,491  $               -  $    111,093
   Receivables, net of allowance..................................            -       572,377                  -       939,736
   Inventories....................................................            -       129,293                  -       157,293
   Drilling advances and other....................................            -        57,823                  -       140,660
                                                                     ----------  ------------  -----------------  ------------
                                                                              3       869,984                  -     1,348,782
                                                                     ----------  ------------  -----------------  ------------

PROPERTY AND EQUIPMENT, NET.......................................            -     7,176,860                  -    13,860,359
                                                                     ----------  ------------  -----------------  ------------

OTHER ASSETS:
   Intercompany receivable, net...................................     (253,724)     (852,357)                 -            -
   Goodwill, net..................................................            -       189,252                  -       189,252
   Equity in affiliates...........................................    1,250,590    (1,178,450)        (5,011,171)           -
   Deferred charges and other.....................................        4,617        56,010                  -       104,087
                                                                     ----------  ------------  -----------------  ------------
                                                                     $1,001,486  $  6,261,299  $      (5,011,171) $ 15,502,480
                                                                     ==========  ============  =================  ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...............................................   $       -   $    261,320  $               -  $    542,074
   Other accrued expenses.........................................       29,946       401,025                  -       740,817
                                                                     ----------  ------------  -----------------  ------------
                                                                         29,946       662,345                  -     1,282,891
                                                                     ----------  ------------  -----------------  ------------

LONG-TERM DEBT....................................................      646,798         5,356                  -     2,588,390
                                                                     ----------  ------------  -----------------  ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes...................................................        4,233     1,035,147                  -     2,146,637
   Advances from gas purchasers...................................            -             -                  -        90,876
   Asset retirement obligation....................................            -       363,142                  -       932,004
   Oil and gas derivative instruments.............................            -             -                  -        31,417
   Other..........................................................            -        21,521                  -       225,844
                                                                     ----------  ------------  -----------------  ------------
                                                                          4,233     1,419,810                  -     3,426,778
                                                                     ----------  ------------  -----------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY..............................................      320,509     4,173,788         (5,011,171)    8,204,421
                                                                     ----------  ------------  -----------------  ------------
                                                                     $1,001,486  $  6,261,299  $      (5,011,171) $ 15,502,480
                                                                     ==========  ============  =================  ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Apache Corporation (Apache or the Company) reported record second-quarter 2005 earnings of $587 million, up 54 percent from the $382 million reported in the second quarter of 2004. The improvement in earnings was driven by higher crude oil and natural gas price realizations and record daily production. Second-quarter crude oil price realizations of $48.55 per barrel were 47 percent higher than the 2004 comparable period, while natural gas realizations were up 18 percent to $5.71 per thousand cubic feet (Mcf). Production rose to a record 469,617 barrels of oil equivalent per day (boe/d). Earnings and net cash provided by operating activities for the six-month period totaled $1.1 billion and $1.8 billion, respectively. While higher commodity prices and increased demand continued to drive up operating costs, their impact on earnings was more than offset by the additional revenues generated from higher crude oil and natural gas prices, and production growth. These financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements, and the summary of significant accounting policies and notes included in the Company's 2004 Form 10-K.

      Second-quarter and year-to-date operating results include:

      - Record quarterly and year-to-date oil and gas production revenues of $1.8 billion and $3.4 billion, respectively, with second-quarter crude oil revenues exceeding $1 billion.

      - Crude oil production increased eight percent to 242,189 barrels of oil per day (b/d) in the second quarter compared to prior-year quarter.

      - Record natural gas production of 1,297 million cubic feet per day (MMcf/d) in the second quarter compared to prior-year quarter.

      - Australia's 2005 second-quarter daily oil production decreased 39 percent, or 8,713 b/d, compared to the second quarter of 2004.

      - The North Sea's 2005 second-quarter daily equivalent production increased 18,072 b/d (38 percent) compared to the second quarter of 2004.

      Capital expenditures for exploration and production activity, including gathering, marketing and processing facilities, totaled $1.8 billion for the first six months of 2005, $727 million higher than the comparable period last year, an increase of 67 percent. Eighty-nine percent of the world-wide spending was directly related to exploration and development (E&D) activities. From a reportable segment standpoint, nearly two-thirds of the Company's E&D capital was spent in the U.S. and Canada, consistent with the prior year period and North America's overall contribution to the Company.

      Noteworthy recent discoveries and development wells include:

      - On April 5, 2005, we announced two discoveries in Egypt. The Syrah 1X wildcat, on the Company's 100 percent-contractor-interest Khalda Concession, tested 46.5 MMcf/d of natural gas. The Tanzanite 1X located onshore on Apache's West Mediterranean Concession tested 5,296 b/d and 7.4 MMcf/d of gas. Additional wells are planned for the Syrah structure, with initial production expected during the third quarter of 2005, upon approval of a development plan by the Egyptian General Petroleum Corporation (EGPC).

      - On June 15, 2005, Apache announced the development of its Rose gas/condensate field in Australia with the completion of the Rose 4 development well which is producing approximately 60 MMcf/d of natural gas and 1,700 b/d of condensate.

      - On July 5, 2005, the Company announced that the Tanzanite-2 well on Egypt's West Mediterranean Onshore Concession tested 2,846 b/d and 640 thousand cubic feet per day (Mcf/d) of gas from the Cretaceous-age Alamein Dolomite formation in the Tanzanite Field.

      - On July 5, 2005, Apache also announced a new field oil discovery, the El Diyur-2X, on the Apache-operated El Diyur Concession southwest of Egypt's Western Desert. A test of the lower Bahariya formation flowed at a rate of 1,177 b/d.

      - On July 28, 2005, Apache announced that it initiated production from the Mohave-1H discovery in the Carnarvon Basin offshore Western Australia. The initial gross production rate was 10,690 b/d from the Flag Sandstone zone, a prolific but traditionally often smaller reservoir. Apache owns a 68.5 percent interest in the field.

      On May 5, 2005, Apache signed a farm-in agreement with Exxon Mobil Corporation (ExxonMobil) covering approximately 650,000 acres of undeveloped properties in the Western Canadian province of Alberta. Under the agreement, Apache is to drill and operate 145 new wells over a 36-month period with upside potential for further drilling. ExxonMobil will retain a 37.5 percent royalty on fee lands and 35 percent of its working interest on leasehold acreage. The agreement also allows Apache to test additional horizons on approximately 140,000 acres of property covered in the 2004 farm-in agreement with ExxonMobil.

RESULTS OF OPERATIONS

REVENUES

      The table below presents oil and gas production revenues, production and average prices received from sales of oil, natural gas and natural gas liquids.

                                                     FOR THE QUARTER ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------     ------------------------------------
                                                                             INCREASE                                 INCREASE
                                                      2005         2004     (DECREASE)        2005         2004      (DECREASE)
                                                   -----------  ----------  ----------     -----------  -----------  ----------
Revenues (in thousands):
  Oil...........................................   $ 1,069,913  $  675,654          58%    $ 2,066,910  $ 1,278,289       62%
  Natural gas...................................       673,592     550,509          22%      1,274,542    1,077,363       18%
  Natural gas liquids...........................        31,030      21,249          46%         59,732       44,514       34%
                                                   -----------  ----------                 -----------  -----------

      Total.....................................   $ 1,774,535   1,247,412          42%    $ 3,401,184  $ 2,400,166       42%
                                                   ===========  ==========                 ===========  ===========

Oil Volume - Barrels per day:
  United States.................................        77,140      69,080          12%         75,395       68,167       11%
  Canada........................................        21,442      26,226         (18%)        22,354       25,746      (13%)
  Egypt.........................................        53,019      53,410          (1%)        53,795       51,254        5%
  Australia.....................................        13,487      22,200         (39%)        14,725       22,928      (36%)
  North Sea.....................................        65,251      47,179          38%         63,570       45,739       39%
  China.........................................        10,677       5,966          79%         10,592        6,703       58%
  Argentina.....................................         1,173         541         117%            940          547       72%
                                                   -----------  ----------                 -----------  -----------

      Total.....................................       242,189     224,602           8%        241,371      221,084        9%
                                                   ===========  ==========                 ===========  ===========

Average Oil price - Per barrel:
  United States.................................   $     46.02  $    37.00          24%    $     45.04  $     34.71       30%
  Canada........................................         48.61       35.91          35%          47.85        34.48       39%
  Egypt.........................................         50.49       34.24          47%          49.62        32.85       51%
  Australia.....................................         53.52       39.03          37%          53.24        36.88       44%
  North Sea.....................................         49.65       21.70         129%          47.93        22.19      116%
  China.........................................         45.35       31.73          43%          39.71        30.84       29%
  Argentina.....................................         36.19       35.10           3%          35.36        34.26        3%
      Total.....................................         48.55       33.06          47%          47.31        31.77       49%

Natural Gas Volume - Mcf per day:
  United States.................................       653,805     665,167          (2%)       645,848      654,815       (1%)
  Canada........................................       380,564     327,537          16%        363,747      320,800       13%
  Egypt.........................................       146,724     137,329           7%        151,002      132,997       14%
  Australia.....................................       110,005     115,824          (5%)       111,859      117,323       (5%)
  North Sea.....................................         2,297       1,661          38%          2,238        1,631       37%
  China                                                      -           -           -               -            -        -
  Argentina.....................................         3,248       3,334          (3%)         3,360        4,247      (21%)
                                                   -----------  ----------                 -----------  -----------

      Total.....................................     1,296,643   1,250,852           4%      1,278,054    1,231,813        4%
                                                   ===========  ==========                 ===========  ===========

Average Natural Gas price - Per Mcf:
  United States.................................   $      6.43  $     5.31          21%    $      6.24  $      5.33       17%
  Canada........................................          6.03        5.11          18%           5.82         5.10       14%
  Egypt.........................................          4.71        4.66           1%           4.50         4.39        3%
  Australia.....................................          1.71        1.65           4%           1.76         1.67        5%
  North Sea.....................................          6.74        5.05          33%           6.04         4.70       29%
  China                                                      -           -           -               -            -        -
  Argentina.....................................          1.22         .67          82%           1.06          .55       93%
      Total.....................................          5.71        4.84          18%           5.51         4.81       15%

Natural Gas Liquids (NGL)
  Volume - Barrels per day:
   United States................................         9,408       7,585          24%          9,257        7,856       18%
   Canada.......................................         1,913       2,601         (26%)         2,165        2,600      (17%)
                                                   -----------  ----------                 -----------  -----------

      Total.....................................        11,321      10,186          11%         11,422       10,456        9%
                                                   ===========  ==========                 ===========  ===========

Average NGL Price - Per barrel:
   United States................................   $     31.19  $    22.48          39%    $     29.76  $     23.92       24%
   Canada.......................................         24.88       24.23           3%          25.20        21.78       16%
      Total.....................................         30.12       22.92          31%          28.89        23.39       24%

      The following table presents each reportable segment's oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

                                    FOR THE QUARTER ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                   -------------------------------    ----------------------------------
                                   OIL REVENUES       GAS REVENUES    OIL REVENUES         GAS REVENUES
                                   ------------       ------------    ------------         -------------
                                   2005   2004        2005   2004     2005   2004          2005    2004
                                   ----  ------       ----  ------    ----   -----         ----   ------
United States..................     30%     34%        57%     58%     30%     34%          57%      59%
Canada.........................      9      13         31      28       9      13           30       28
Egypt..........................     23      25          9      11      23      24           10       10
Australia......................      6      12          3       3       7      12            3        3
North Sea......................     28      14          -       -      27      14            -        -
Other International............      4       2          -       -       4       3            -        -
                                   ---     ---        ---     ---     ---     ---          ---      ---
  Total........................    100%    100%       100%    100%    100%    100%         100%     100%
                                   ===     ===        ===     ===     ===     ===          ===      ===

      Crude Oil Contribution

      Apache saw an appreciable change in the mix of its second-quarter and six-month crude oil contributions in 2005 relative to 2004. While the U.S. remains the largest contributor, its contribution fell four percent from the 2004 comparable quarter to 30 percent of second-quarter 2005 consolidated crude oil revenues. The North Sea's contribution doubled to 28 percent on strong production growth and significantly higher price realizations, as realizations in the comparable 2004 quarter were impacted by a lower fixed-price physical contract (discussed below) that expired December 31, 2004. The change in the North Sea's revenue generators, price and volume, far outpaced those of other regions on a comparative basis. Both Egypt and Canada saw their contributions drop even though their second-quarter crude oil revenues were up from the second quarter of 2004. Australia's contribution fell by half to six percent of consolidated crude oil revenues and it was the lone region in which revenues declined period over period. Similar changes in the mix were also evident for the six-month period.

      Crude Oil Revenues

      Second-quarter crude oil revenues increased $394 million from the comparable 2004 quarter with a $15.49 per barrel increase in oil price generating an additional $317 million of revenue and an eight percent increase in production adding another $77 million of revenues. All segments reported a significant increase in realized oil price, with the North Sea, the U.S. and China also benefiting from production growth quarter over quarter. For the 2005 six-month period, crude oil revenues increased $789 million from the comparable 2004 period with a $15.54 per barrel increase in oil price and a nine percent increase in production.

      The North Sea's second-quarter 2005 crude oil revenues were $202 million higher than the second-quarter of 2004 on significantly higher price realizations and a 38 percent increase in production. The higher price realizations generated an additional $120 million of revenues when compared to the same 2004 quarter. Second-quarter 2004 revenues were impacted by a lower fixed-price physical contract entered into in conjunction with our 2003 property acquisition from BP p.l.c. (BP). The 38 percent production growth reflects successful drilling since second quarter 2004 and increased platform operating efficiencies following completion of a number of major facility upgrades. An unexpected temporary shutdown of the BP operated sales pipeline system in June 2005 cost the Company approximately 2,000 b/d of quarterly production.

      U.S. oil revenues increased $90 million in the second quarter from the same period last year resulting from a 12 percent increase in production and a 24 percent increase in price. Our average realized price includes an unfavorable $1.56 per barrel hedge loss on a portion of production acquired from ExxonMobil and Anadarko Petroleum Corporation (Anadarko). (See Note 2, Hedging and Derivative Instruments of this Form 10-Q.) Production was up 8,060 b/d, increasing revenues $34 million in the U.S. The ExxonMobil and Anadarko property acquisitions executed during the latter part of 2004 and successful drilling and recompletion efforts more than offset natural production declines and approximately 2,500 b/d shut-in during the quarter because of Hurricane Ivan, a 2004 event. We plan to have the remaining 700 b/d still shut-in at quarter's end online by the end of the third quarter of 2005.

      Egypt added approximately $77 million of revenues from a 47 percent increase in crude oil price realizations partially offset by a 391 b/d decrease in production. Production increases at Khalda and East Bahariya were offset by lower production at South Umbarka.

      Canada's revenues increased $9 million. A 35 percent increase in price from the comparable period was mostly offset by an 18 percent, or 4,784 b/d, decrease in oil production. Canada production was impacted by increasing water cut from wells in the Zama, Midale, Snipe Lake, House Mountain and Karr Simonette areas. Also impacting production were pressure and gas/oil ratio limitations imposed on the Virginia Hills development area.

      China's second-quarter 2005 revenues were $27 million higher than the second quarter of 2004 on a 4,711 b/d increase in production and a 43 percent increase in price. Production was still ramping up during the second quarter of 2004.

      Australia's crude oil revenues decreased $13 million or 17 percent from second quarter 2004. This decrease reflects a 39 percent decline in production partially offset by a 37 percent increase in price. The decline in daily oil production resulted from natural decline, particularly the Legendre field, cessation of production at East Spar, and other natural declines. These declines were partially offset by the impact of new wells brought online during the period.

      Approximately six percent of our worldwide crude oil production was subject to financial derivative hedging for the second quarter of 2005. None of our oil production was subject to financial derivative hedging during the second quarter of 2004. For the first six-months of 2005, approximately six percent of our worldwide crude oil production was subject to financial derivative hedging compared to four percent in the 2004 period. (See Note 2, Hedging and Derivative Instruments of this Form 10-Q for a summary of the current derivative positions and terms.) These derivative financial instruments reduced our second-quarter 2005 realized price $.50 per barrel. Our average realized prices for the first six-month periods of 2005 and 2004 were reduced $.42 and $.29 per barrel, respectively, by hedges.

      Natural Gas Contribution

      Our North America operations continue to contribute a significant portion of our consolidated natural gas revenues. In the second quarter of 2005, 88 percent of Apache's natural gas revenues came from North America, up slightly from the comparable prior-year quarter. The U.S. contributed 57 percent of our consolidated natural gas revenues, reflecting a 21 percent price increase partially offset by two percent lower volumes. Canada's contribution to second-quarter 2005 consolidated natural gas revenues increased three percent to 31 percent on an 18 percent increase in price and a 16 percent increase in production. Egypt's contribution to second-quarter 2005 natural gas revenues fell two percent to nine percent when compared to the prior-year quarter. Egypt's production was up seven percent, while price increased one percent. Australia's contribution to Apache's total gas revenues remained flat at three percent. Contributions for the six-month period were similar, although Egypt's contribution remained flat year over year at 10 percent, while Canada's contribution increased two percent to 30 percent of consolidated natural gas revenues.

      Natural Gas Revenues

      Our second-quarter 2005 natural gas revenues increased 22 percent or $123 million from the prior-year quarter as an $.87 per Mcf increase in our average natural gas price realization generated an additional $99 million of revenues. Higher production added the remaining $24 million. While all of our reportable segments reported an increase in realized natural gas prices, $95 million or 96 percent of the additional revenues attributed to price came from the U.S. and Canada. The revenue gains related to production were primarily attributed to Canada, with smaller contributions from Egypt and the North Sea. Natural gas revenues increased $197 million from the 2004 six-month period with $179 million of the increase attributable to our North American regions. Worldwide realized gas prices were up $.70 per Mcf while production was up four percent overall.

      Higher second-quarter prices in the U.S. added $68 million to consolidated natural gas revenues, while an 11.4 MMcf/d decline in U.S. production lowered revenues $7 million. The lower U.S. production was focused in the Gulf Coast region where natural decline in mature fields, downtime and the lingering impact of Hurricane Ivan negatively impacted results. Offsetting these impacts were production increases from drilling and our 2004 property acquisitions from Anadarko and ExxonMobil. While Hurricane Ivan cost the Company approximately 11 MMcf/d during the second quarter of 2005, only 2 MMcf/d remained shut-in at the end of the quarter.

      Canada's second-quarter 2005 natural gas revenues increased $57 million, with contributions from higher prices and production growth relatively equal. Production increased 53 MMcf/d, as a result of successful drilling efforts at

Nevis, Zama, the Exxon Grant Lands and other areas, and royalty relief associated with gas cost allowance wells. Natural decline in the Ladyfern, Hawkeye and other areas partially offset the production gains.

      Egypt added $5 million to second-quarter 2005 consolidated natural gas revenues compared to the prior-year period on a 9.4 MMcf/d increase in production and small improvement in natural gas price realizations. The increase in production was attributable to a full quarter of production from the Khalda concession Imhotep and Atoun wells and first sales from the North East Abu Gharadig concession following the January 2005 completion of pipeline facilities.

      While Australia's second-quarter 2005 gas production declined five percent compared to the second quarter of 2004, the impact on revenues was minimal given Australia's relatively low natural gas price. The decline in production relates to cessation of production at East Spar.

      Although a majority of our worldwide gas sales contracts are indexed to prevailing market prices, approximately nine percent of our second-quarter 2005 and 2004 U.S. natural gas production was subject to long-term, fixed-price physical contracts. Approximately 10 percent of our U.S. natural gas production for the first six months of 2005 was subject to long-term, fixed-price physical contracts up from nine percent in the prior year. These fixed-price contracts reduced second-quarter 2005 and 2004 worldwide realized prices $.13 and $.10 per Mcf, respectively and 2005 and 2004 six-month worldwide realized prices $.12 and $.09 per Mcf, respectively. Additionally, nearly all of our Australian natural gas production is subject to long-term, fixed-price supply contracts that are periodically adjusted for changes in Australia's consumer price index. Since these contracts are denominated in Australian dollars, the resulting revenues are impacted by changes in the value of the Australian dollar relative to the U.S. dollar.

      Approximately 11 percent of our worldwide natural gas production was subject to financial derivative hedges for the second-quarter and six-month periods of 2005, while approximately 15 percent of our worldwide natural gas production was subject to hedges in the comparable 2004 periods. These derivative financial instruments reduced our second-quarter and six-month 2005 realized prices $.07 and $.03 Mcf, respectively. The second-quarter and six-month periods of 2004 realized prices were both reduced $.20 and $.13 per Mcf, respectively, as a result of the derivative financial instruments. Hedges covering 50 MMcf/d, or four percent, of our second-quarter gas production expired June 30, 2005. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of our current derivative positions and terms.) Also during the 2004 quarter, we amortized specific unrealized gains and losses related to derivative positions closed in October and November 2001. This amortization, which terminated in July 2004, had a negligible impact on second-quarter 2004 average realized prices.

COSTS

      The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance. Second-quarter and year-to-date 2005 costs reflect the impact of our ExxonMobil and Anadarko property acquisitions closed in the latter half of 2004.

                                                           FOR THE QUARTER ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------   -----------------------------------
                                                          2005   2004     2005     2004       2005    2004     2005      2004
                                                          ----  -------  ------  ---------   ------  ------  -------  ----------
                                                          (In millions)      (Per boe)       (In millions)        (Per boe)
Depreciation, depletion and amortization
 (DD&A):
   Oil and gas property and equipment..........           $338  $   278  $ 7.92  $    6.88   $  658  $  546  $  7.81  $     6.87
   Other assets................................             21       18     .48        .45       40      36      .48         .45
Asset retirement obligation accretion..........             13       11     .31        .27       26      22      .31         .27
Lease operating costs (LOE)....................            255      200    5.98       4.95      489     408     5.80        5.13
Gathering and transportation costs.............             26       20     .61        .50       50      40      .59         .50
Severance and other taxes......................             87       22    2.03        .54      159      30     1.88         .38
General and administrative expense (G&A).......             52       39    1.22        .97      102      85     1.21        1.07
China litigation...............................              -       71       -       1.77        -      71        -         .90
Financing costs, net...........................             32       27     .74        .68       64      55      .75         .69
                                                          ----  -------  ------  ---------   ------  ------  -------  ----------

      Total....................................           $824  $   686  $19.29  $   17.01   $1,588  $1,293  $ 18.83  $    16.26
                                                          ====  =======  ======  =========   ======  ======  =======  ==========

Depreciation, Depletion and Amortization

      Full-cost DD&A expense of $338 million is $60 million higher in the second quarter of 2005 than in the comparative quarter of 2004. On a year-to-date basis, full-cost DD&A expense increased $112 million. The increase attributable to volume growth was $19 million (31 percent) and $36 million (32 percent) for the second quarter and six-month periods, respectively. The balance of the additional expense was related to an increase in our full-cost rate period over period. The Company's second-quarter full-cost DD&A rate of $7.92 per boe was $1.04 per boe higher than the comparable 2004 quarter. For the 2005 six-month period our full-cost DD&A averaged $.94 per boe more than the 2004 period. DD&A expense has been trending upward and reflects rising industry-wide drilling and acquisition costs, particularly in the U.S. and Canada. The higher commodity prices seen over the past year led to increased demand for drilling services and thus higher drilling costs and higher estimated future development costs. In addition, the cost of properties acquired from ExxonMobil and Anadarko were higher than our historical cost as the higher commodity prices have increased the value and costs of properties available for acquisition.

      Lease Operating Costs

      Second-quarter 2005 LOE increased $56 million, 28 percent, over second-quarter 2004. On a unit of production basis, second-quarter 2005 costs were up $1.03 from 2004 to $5.98 per boe. For the first six months of 2005 LOE totaled $489 million, $81 million higher than 2004. On a boe basis, 2005 six-month LOE averaged $5.80 per boe, $.67 per boe higher than 2004. Service costs have been trending upward over the past year, reflecting higher commodity prices and related demand.

      Costs were up across the board and primarily reflect increased service costs associated with higher commodity prices and demand. Regionally, second-quarter costs in the U.S. were up $32 million. On a unit of production basis, the U.S. added $.68 per boe to the consolidated rate. The rate increase in the U.S. is attributable to higher contract labor costs, higher workover activity and various other commodity-price driven service costs. Australia, where absolute costs were up marginally, added $.17 per boe to the consolidated rate on lower production. Canada's costs were up $9 million with over half related to Canadian-U.S. dollar exchange rate movements. The balance related to various other costs associated with an increase in activity and higher service costs. Canada added $.18 per boe to the second-quarter 2005 consolidated rate increase. Egypt's costs were up $10 million on additional workover activity and higher cost of diesel fuel, which had previously been subsidized by the Egyptian government. Egypt added $.23 per boe to the consolidated rate increase. The North Sea reduced the consolidated rate $.19 per boe on a 38 percent increase in production. While the North Sea had higher workover activity and repair costs in the second quarter of 2005 compared to 2004, production increases more than offset the impact.

      Gathering and Transportation Costs

      Gathering and transportation costs for the second quarter and first six months of 2005 increased 30 percent and 26 percent, respectively, compared to the same periods in 2004. The following table presents gathering and transportation costs paid directly by Apache to third-party carriers for each of the periods presented.

                                              FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                              ---------------------     ------------------------
                                                 2005       2004           2005          2004
                                                ------     ------         ------        ------
                                                               (In millions)
U.S.......................................      $    8     $    8         $   16        $   15
Canada....................................           8          7             16            15
North Sea.................................           7          5             14            10
Egypt.....................................           3          -              4             -
                                                ------     ------         ------        ------

Total Gathering and Transportation........      $   26     $   20         $   50        $   40
                                                ======     ======         ======        ======

      These costs are primarily related to the transportation of natural gas in our North American operations and transportation of oil in the North Sea and Egypt. The increase in costs for both the second-quarter and year-to-date periods were driven by production growth in the North Sea, strengthening of the Canadian dollar relative to the U.S. dollar and costs incurred to transport cargoes of Egyptian crude in 2005. Apache began exporting Egyptian crude in the second half of 2004 and first incurred third-party transportation charges in early 2005.

      Severance and Other Taxes

      Second quarter 2005 severance and other taxes totaled $87 million, $65 million greater than the prior-year quarter. For the six-month period, severance and other costs totaled $159 million compared to $31 million in year-earlier period. A detail of these taxes follows:

                                              FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                              ---------------------     ------------------------
                                                 2005       2004           2005          2004
                                                ------     ------         ------        ------
                                                               (In millions)
Severance taxes.......................          $   29     $   26         $   59        $   45
U.K. PRT..............................              52        (12)            89           (29)
Canadian taxes........................               4          5              9            10
Other.................................               2          3              2             5
                                                ------     ------         ------        ------

Total Severance and Other Taxes.......          $   87     $   22         $  159        $   31
                                                ======     ======         ======        ======

      Severance taxes are incurred in the U.S. and Australia. For the second quarter and first six-months of 2005 severance taxes in the U.S. increased $10 million and $16 million, respectively, while Australia's decreased $6 million and $1 million for the same comparative periods. U.S. severance taxes were driven by higher prices and related revenues, while the Australian decrease primarily reflects lower excise tax on Legendre, a result of declining production. North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. PRT increased $64 million quarter-over-quarter and $118 million year-to-date. As previously discussed, the North Sea's 2004 second-quarter and six-month period revenues were impacted by a lower fixed-price physical contract resulting in lower net profits and comparative PRT expenses. The 2004 PRT credit reflected qualifying capital spending and lifting costs that exceeded associated revenues.

      General and Administrative Expense

      Second-quarter and year-to-date G&A costs increased $13 million and $17 million, respectively, compared to the same periods in 2004. Nearly two-thirds of the increase in second-quarter cost and three-fourths of the increase in year-to-date cost were related to the impact of stock-based compensation programs affected by the rising price of Apache's common stock. The balance of the increase for both 2005 periods was primarily related to the increased cost of insurance and higher health care costs and audit fees.

      Provision for Income Taxes

      Second-quarter 2005 income tax expense was $176 million higher than in the second quarter of 2004. For the six-month period, 2005 income tax expense was $317 million above 2004. The additional income tax expense in both periods was driven by higher taxable income related to the increased revenues. Slightly higher effective tax rates also contributed to the higher taxes. The Company's effective tax rates in the 2005 three-month and six-month reporting periods were largely unaffected by foreign currency exchange rate movements, unlike the 2004 periods.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL INDICATORS

                                                              JUNE 30,    DECEMBER 31,
                                                               2005           2004
                                                             ----------   ------------
Current ratio.........................................              .87           1.05
Total debt (in millions)..............................       $    2,479   $      2,588
Shareholders' equity (in millions)....................       $    9,197   $      8,204
Percent of total debt to capitalization...............             21.2%          24.0%
Floating-rate debt/total debt.........................               12%            15%

OVERVIEW

      Apache's primary uses of cash are for exploration, development and acquisition of oil and gas properties, costs and expenses necessary to maintain continued operations, repayment of principal and interest on outstanding debt and payment of dividends.

      The Company funds its exploration and development activities primarily through net cash provided by operating activities (cash flow) and budgets capital expenditures in light of projected cash flow. Our cash flow, both in the short-term and long-term, is impacted by highly volatile oil and natural gas prices, production levels, industry trends impacting operating expenses and drilling costs and occasional acquisitions. For these reasons, we only forecast cash flow on an annual basis. Longer term cash flow and capital spending projections are not used by management to operate our business. The annual cash flow forecasts are revised monthly in response to changing market conditions and production projections. Apache routinely adjusts capital expenditure budgets in response to the adjusted cash flow forecasts and market trends in drilling and acquisitions costs.

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

      The Company's ratio of current assets to current liabilities was .87 on June 30, 2005, compared to 1.05 on December 31, 2004. The decrease in the ratio is the result of an increase in current liabilities of $536 million as of June 30, 2005 as compared to December 31, 2004, which exceeded an increase in current assets of $234 million for the same period. The increase in current liabilities was primarily attributable to current debt expected to be paid within the year, higher accrued exploration and development costs from increased drilling activity, and an increase in the accrued liability for derivative instruments. The increase in current assets was driven by an increase in oil and gas revenue receivables, resulting from higher commodity prices and higher joint owner receivables.

NET CASH PROVIDED BY OPERATING ACTIVITIES

      Apache's net cash provided by operating activities for the first six months of 2005 totaled $1.8 billion, up from $1.3 billion for the same period in 2004. The increase in 2005 cash flow is attributed primarily to the significant increase in commodity prices, which generated additional oil and gas revenues. The Company's average realized crude oil price increased 49 percent, a reflection of higher worldwide prices. The Company also saw a 15 percent increase in natural gas prices. Additional revenues generated from a nine percent increase in crude oil production and a four percent increase in gas production also contributed to the increased cash flows. These increases were partially offset by higher LOE, severance taxes, U.K. PRT and higher income taxes, all of which are generally up because of higher production and higher commodity prices. The Company reviews production costs for each core area on a monthly basis and strives to maintain efficient levels of costs. For a more detailed discussion of commodity prices, production, costs and expenses, refer to the "Results of Operations" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Historically, fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Sales volume changes have also impacted cash flow in the short-term, but have not been as volatile as commodity prices have in the past. Apache's long-term net cash provided by operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations.

DEBT

      During the first six months of 2005, we continued to strengthen our financial flexibility and build on our solid financial position. Our debt-to-capitalization ratio on June 30, 2005, declined to 21.2 percent from
24.0 percent on December 31, 2004, as a result of slightly lower debt and additional equity from earnings. On June 30, 2005, the Company had outstanding debt of $2.5 billion, $110 million less than December 31, 2004. The Company's outstanding debt consisted of $271 million under our commercial paper program, $16 million under uncommitted lines of credit and a total of $2.2 billion of other debt. This other debt included notes and debentures maturing in the years 2006 through 2096.

      The Company has available a $1.2 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper balance of $271 million on June 30, 2005 is classified as current debt in the accompanying consolidated balance sheet since the Company now anticipates repaying those funds prior to year-end in light of strong prices and cash flow. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company's U.S. credit facilities are available as a 100 percent backstop. The weighted-average interest rate for commercial paper was 2.97 percent and 1.08 percent for the second quarter of 2005 and 2004, respectively.

      As of June 30, 2005, available borrowing capacity under our credit facilities was $1.2 billion. We had $79 million in cash and cash equivalents on hand on June 30, 2005, down $32 million from the $111 million available at the end of 2004. The Company was in compliance with the terms of its credit facilities as of June 30, 2005.

      On May 12, 2005, the Company entered into a new $450 million revolving bank credit facility for the U.S., a $150 million revolving bank credit facility for Australia and a $150 million revolving bank credit facility for Canada, which replaced the Company's existing credit facilities in the same amounts which were scheduled to mature in June 2007. These new facilities are scheduled to mature on May 12, 2010. There were no changes to the Company's $750 million U.S. credit facility which matures in May 2009.

      The financial covenants of the Company's revolving bank credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. The negative covenants include restrictions on the Company's ability to create liens and security interests on our assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics liens. The Company may incur liens on assets located in the U.S., Canada and Australia of up to five percent of the Company's consolidated assets, which approximated $844 million as of June 30, 2005. There are no restrictions on incurring liens in countries other than the U.S., Canada and Australia. There are also restrictions on Apache's ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee debt of entities not within our consolidated group.

      There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes (MAC clauses). The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S., Canadian or Australian subsidiaries, defaults on any direct payment obligation in excess of $100 million or has any unpaid, non-appealable judgment against it in excess of $100 million. The Company's debt-to-capitalization ratio as of June 30, 2005 was 21.2 percent.

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

      At June 30, 2005, the margin over LIBOR for committed loans under the new facilities was .23 percent. If the total amount of the loans borrowed under all three facilities equals or exceeds 50 percent of the total facility commitments, then an additional .10 percent will be added to the margins over LIBOR. The Company also pays quarterly facility fees of .07 percent on the total amount of the three facilities. The facility fees vary based upon the Company's senior long-term debt rating.

STOCK TRANSACTIONS

      The Company has used access to equity capital markets to fund significant acquisitions.

OIL AND GAS CAPITAL EXPENDITURES

      The Company funded its exploration and production capital expenditures, including gathering, transportation and marketing facilities, of $1.8 billion and $1.1 billion in the first half of 2005 and 2004, respectively, with internally generated net cash provided by operating activities of $1.8 billion and $1.3 billion, respectively, and its lines of credit and commercial paper program.

      The following table presents a summary of the Company's capital expenditures for each of our reportable segments for the six months ended June 30, 2005 and 2004.

                                                                      FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ------------------------
                                                                         2005          2004
                                                                      ----------    ----------
                                                                           (In thousands)
Exploration and development:
    United States................................................     $  532,190    $  366,470
    Canada.......................................................        508,016       336,348
    Egypt........................................................        163,734       140,183
    Australia....................................................        115,918        65,876
    North Sea....................................................        265,152       132,636
    Other International..........................................         20,854         5,002
                                                                      ----------    ----------
                                                                      $1,605,864    $1,046,515
                                                                      ==========    ==========
Capitalized Interest.............................................     $   27,663    $   26,358
                                                                      ==========    ==========
Gas gathering, transmission and processing facilities............     $  207,594    $   40,363
                                                                      ==========    ==========
Acquisitions:
    Oil and gas properties.......................................     $   25,654    $   (1,539)
                                                                      ==========    ==========

CASH DIVIDEND PAYMENTS

      The Company has paid cash dividends on its common stock for 40 consecutive years through 2004. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors. Common dividends paid during the second quarter of 2005 rose to $26 million, reflecting the increase in common shares outstanding and the higher common stock dividend rate. The Company increased its quarterly cash dividend 33 percent, to eight cents per share from six cents per share, effective with the November 2004 dividend payment. During the second quarter of 2005, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.

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

      Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess any impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache's management believes that it has adequately reserved for its contingent obligations. The Company has approximately $11 million reserved for environmental remediation and approximately $12 million reserved for various legal liabilities. In addition, the Company has an accrued reserve of $71 million, plus accrued interest of $5.8 million for the Texaco China B.V. litigation.

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

OFF-BALANCE SHEET ARRANGEMENTS

      Apache does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions. Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Off-Balance Sheet Arrangements" in the Company's 2004 Form 10-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

      The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United States and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Average monthly oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $42.63 per barrel to a high of $51.79 per barrel during the first six-months of 2005. Average monthly gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $5.16 per Mcf to a monthly high of $5.95 per Mcf during the same period. Based on the Company's worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease revenues by approximately $44 million. Based on the Company's worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease revenues by approximately $23 million.

      We periodically enter into hedges in conjunction with selected acquisitions to protect against commodity price volatility. These hedges effectively reduce price risk on a portion of our projected oil and natural gas production from acquisitions.

      On June 30, 2005, the Company had open natural gas derivative positions with a fair value of $(117) million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $35 million, while a 10 percent decrease in prices would increase the fair value by approximately $33 million. The Company also had open oil derivative positions with a fair value of $(152) million on June 30, 2005. A 10 percent increase in crude oil prices would reduce the fair value by approximately $39 million, while a 10 percent decrease in prices would increase the fair value by approximately $38 million. See Note 2, Hedging and Derivative Instruments of this Form 10-Q, for notional volumes associated with the Company's derivative contracts.

INTEREST RATE RISK

      The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 88 percent of the Company's debt. At June 30, 2005, total debt included $287 million of floating-rate debt. As a result, Apache's annual interest costs in 2005 will fluctuate based on short-term interest rates on approximately 12 percent of its total debt outstanding at June 30, 2005. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $249,000 per quarter.

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

      A 10 percent strengthening of the Australian and Canadian dollars and the British pound as of June 30, 2005 would result in a foreign currency net loss of approximately $104 million. This is primarily driven from foreign currency effects on the Company's deferred tax liability positions in its international operations. The Company hedged a portion of its foreign exchange risk associated with lease operating expenditures for 2005. For information on open derivative contracts, please see Note 2, Hedging and Derivative Instruments of this Form 10-Q.

      The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference. Information about market risks for the quarter and six months ended June 30, 2005, does not differ materially from the disclosure in our 2004 Form 10-K, except as noted above.

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      G. Steven Farris, the Company's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company's disclosure controls were effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in internal controls over financial reporting during the quarter ending June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 5, 2005. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

            Out of a total of 328,158,822 shares of the Company's common stock outstanding and entitled to vote, 285,636,896 shares were present at the meeting in person or by proxy, representing 87.04 percent of the shares entitled to vote. Matters voted upon at the meeting were as follows:

            (a) Election of four directors to serve on the Company's board of directors. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected. Mr. Farris, Dr. Ferlic, Mr. Frazier, and Mr. Kocur were elected to serve until the annual meeting in 2008. The vote tabulation with respect to each nominee was as follows:

                                   AUTHORITY
     NOMINEE             FOR        WITHHELD
------------------   -----------   ----------
G. Steven Farris     276,241,456    9,395,439
Randolph M. Ferlic   270,187,318   15,449,578
A. D. Frazier, Jr.   280,001,630    5,635,265
John A. Kocur        262,097,526   23,539,369

            (b) The Company's 2005 Stock Option Plan was approved by a vote of 214,117,865 shares for and 27,469,395 shares against.

            (c) The Company's 2005 Share Appreciation Plan was approved by a vote of 233,151,356 shares for and 8,493,613 shares against.

            (d) The stockholder proposal concerning director election majority vote standard was not presented for a vote, as the stockholder's representative did not appear at the meeting to present the proposal.

            (e) The stockholder proposal concerning auditor independence was not presented for a vote, as the stockholder's representative appeared at the meeting and withdrew the proposal.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  10.1 - Form of Credit Agreement, dated as of May 12, 2005, among Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A. and Citibank, N.A., as U.S. Co-Syndication Agents, and Calyon New York Branch and Societe Generale, as U.S. Co-Documentation Agents (excluding exhibits and schedules).

                  10.2 - Form of Credit Agreement, dated as of May 12, 2005, among Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, RBC Capital Markets and BMO Nesbitt Burns, as Co-Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Canadian Administrative Agent, Bank of Montreal and Union Bank of California, N.A., Canada Branch, as Canadian Co-Syndication Agents, and The Toronto-Dominion Bank and BNP Paribas (Canada), as Canadian Co-Documentation Agents (excluding exhibits and schedules).

                  10.3 - Form of Credit Agreement, dated as of May 12, 2005, among Apache Energy Limited, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, Citisecurities Limited, as Australian Administrative Agent, Deutsche Bank AG, Sydney Branch, and JPMorgan Chase Bank, as Australian Co-Syndication Agents, and Bank of America, N.A., Sydney Branch, and UBS AG, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules).

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

                                  APACHE CORPORATION

Dated: August 8, 2005             /s/ ROGER B. PLANK
                                  ---------------------------------------------
                                  Roger B. Plank
                                  Executive Vice President and Chief Financial
                                  Officer

Dated: August 8, 2005             /s/ THOMAS L. MITCHELL
                                  ---------------------------------------------
                                  Thomas L. Mitchell
                                  Vice President and Controller
                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibits                                   Description of Exhibit
--------   --------------------------------------------------------------------------------------
10.1 -     Form of Credit Agreement, dated as of May 12, 2005, among Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, J.P. Morgan
           Securities Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Joint
           Bookrunners, Bank of America, N.A. and Citibank, N.A., as U.S. Co-Syndication Agents,
           and Calyon New York Branch and Societe Generale, as U.S. Co-Documentation Agents
           (excluding exhibits and schedules).

10.2 -     Form of Credit Agreement, dated as of May 12, 2005, among Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank,
           N.A., as Global Administrative Agent, RBC Capital Markets and BMO Nesbitt Burns, as
           Co-Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Canadian
           Administrative Agent, Bank of Montreal and Union Bank of California, N.A., Canada
           Branch, as Canadian Co-Syndication Agents, and The Toronto-Dominion Bank and BNP
           Paribas (Canada), as Canadian Co-Documentation Agents (excluding exhibits and schedules).

10.3 -     Form of Credit Agreement, dated as of May 12, 2005, among Apache Energy Limited, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank,
           N.A., as Global Administrative Agent, Citigroup Global Markets Inc. and Deutsche Bank
           Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, Citisecurities Limited,
           as Australian Administrative Agent, Deutsche Bank AG, Sydney Branch, and JPMorgan
           Chase Bank, as Australian Co-Syndication Agents, and Bank of America, N.A., Sydney
           Branch, and UBS AG, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules).

12.1 -     Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1  -    Certification of Chief Executive Officer.

31.2  -    Certification of Chief Financial Officer.

32.1  -    Certification of Chief Executive Officer and Chief Financial Officer.