Form 10-Q
period 2005-09-30
APACHE CORP
filed 2005-11-09
CIK 6769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

                                   YES   X   NO
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES   X   NO
                                       -----    -----

Number of shares of Registrant's common stock,
   outstanding as of September 30, 2005.............   329,293,598

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE QUARTER          FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                  -----------------------    -----------------------
                                                     2005         2004          2005         2004
                                                  ----------   ----------    ----------   ----------
                                                     (In thousands, except per common share data)
REVENUES AND OTHER:
   Oil and gas production revenues ............   $2,051,744   $1,414,128    $5,452,928   $3,814,294
   Other ......................................        9,308       (7,126)       29,643      (16,620)
                                                  ----------   ----------    ----------   ----------
                                                   2,061,052    1,407,002     5,482,571    3,797,674
                                                  ----------   ----------    ----------   ----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ...      357,159      313,520     1,055,583      895,485
   Asset retirement obligation accretion ......       13,527       11,071        40,016       32,723
   Lease operating costs ......................      279,995      208,372       768,596      616,387
   Gathering and transportation costs .........       23,571       20,902        73,529       60,698
   Severance and other taxes ..................      150,394       47,148       309,173       77,691
   General and administrative .................       50,047       38,583       152,460      123,821
   China litigation ...........................           --           --            --       71,216
   Financing costs:
      Interest expense ........................       43,517       41,753       133,590      122,495
      Amortization of deferred loan costs .....          521          652         3,226        1,814
      Capitalized interest ....................      (14,990)     (12,593)      (42,653)     (38,951)
      Interest income .........................       (2,201)        (962)       (4,003)      (1,795)
                                                  ----------   ----------    ----------   ----------
                                                     901,540      668,446     2,489,517    1,961,584
                                                  ----------   ----------    ----------   ----------
INCOME BEFORE INCOME TAXES ....................    1,159,512      738,556     2,993,054    1,836,090
   Provision for income taxes .................      472,517      308,081     1,157,546      675,764
                                                  ----------   ----------    ----------   ----------
NET INCOME ....................................      686,995      430,475     1,835,508    1,160,326
   Preferred stock dividends ..................        1,420        1,420         4,260        4,260
                                                  ----------   ----------    ----------   ----------
INCOME ATTRIBUTABLE TO COMMON STOCK ...........   $  685,575   $  429,055    $1,831,248   $1,156,066
                                                  ==========   ==========    ==========   ==========
NET INCOME PER COMMON SHARE:
   Basic ......................................   $     2.08   $     1.31    $     5.57   $     3.55
                                                  ==========   ==========    ==========   ==========
   Diluted ....................................   $     2.05   $     1.30    $     5.49   $     3.51
                                                  ==========   ==========    ==========   ==========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  -------------------------
                                                                                      2005          2004
                                                                                  -----------   -----------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................................   $ 1,835,508   $ 1,160,326
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization .............................     1,055,583       895,485
         Asset retirement obligation accretion ................................        40,016        32,723
         Provision for deferred income taxes ..................................       412,652       218,085
         Other ................................................................        48,518        33,981
   Changes in operating assets and liabilities:
         (Increase) decrease in receivables ...................................      (317,394)     (143,155)
         (Increase) decrease in drilling advances and other ...................       (96,259)      (13,514)
         (Increase) decrease in inventories ...................................        10,822         5,123
         (Increase) decrease in deferred charges and other ....................       (30,226)      (44,880)
         Increase (decrease) in accounts payable ..............................       121,003       114,512
         Increase (decrease) in accrued expenses ..............................       137,501        80,698
         Increase (decrease) in advances from gas purchasers ..................       (15,935)      (13,116)
         Increase (decrease) in deferred credits and noncurrent liabilities ...       (41,693)       (5,730)
                                                                                  -----------   -----------
            Net cash provided by operating activities .........................     3,160,096     2,320,538
                                                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ........................................    (2,736,266)   (1,682,037)
   Acquisition of Anadarko properties .........................................            --       (92,699)
   Acquisition of ExxonMobil properties .......................................            --      (347,352)
   Restricted cash for acquisition settlement .................................            --      (444,734)
   Other, net .................................................................         5,236       (55,422)
                                                                                  -----------   -----------
            Net cash used in investing activities .............................    (2,731,030)   (2,622,244)
                                                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings .......................................................       112,398       543,366
   Payments on long-term debt .................................................      (508,729)     (135,300)
   Dividends paid .............................................................       (83,046)      (62,825)
   Common stock activity ......................................................        18,646        19,324
   Treasury stock activity, net ...............................................         5,802        11,412
   Cost of debt and equity transactions .......................................          (838)       (2,250)
   Tax benefits of stock-based compensation and other .........................        12,292            --
                                                                                  -----------   -----------
            Net cash provided by (used in) financing activities ...............      (443,475)      373,727
                                                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................       (14,409)       72,021

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................................       111,093        33,503
                                                                                  -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $    96,684   $   105,524
                                                                                  ===========   ===========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         2005           2004
                                                                    -------------   ------------
                                                                           (In thousands)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................................    $    96,684    $   111,093
   Receivables, net of allowance ................................      1,258,387        939,736
   Inventories ..................................................        198,436        157,293
   Drilling advances ............................................        101,232         82,889
   Prepaid assets and other .....................................        131,866         57,771
                                                                     -----------    -----------
                                                                       1,786,605      1,348,782
                                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full cost accounting:
      Proved properties .........................................     22,507,140     19,933,041
      Unproved properties and properties under
         development, not being amortized .......................        808,380        777,690
   Gas gathering, transmission and processing facilities ........      1,285,848        966,605
   Other ........................................................        297,832        284,069
                                                                     -----------    -----------
                                                                      24,899,200     21,961,405
   Less: Accumulated depreciation, depletion and amortization ...     (9,153,715)    (8,101,046)
                                                                     -----------    -----------
                                                                      15,745,485     13,860,359
                                                                     -----------    -----------
OTHER ASSETS:
   Goodwill, net ................................................        189,252        189,252
   Deferred charges and other ...................................        131,755        104,087
                                                                     -----------    -----------
                                                                     $17,853,097    $15,502,480
                                                                     ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          2005            2004
                                                                      -------------   ------------
                                                                             (In thousands)
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...............................................    $   726,646    $   542,074
   Accrued operating expense ......................................         77,976         80,741
   Accrued exploration and development ............................        524,774        341,063
   Accrued compensation and benefits ..............................        122,018         83,636
   Accrued interest ...............................................         45,672         32,575
   Accrued income taxes ...........................................         73,390         78,042
   Current debt ...................................................            274             --
   Derivative instruments .........................................        320,734         21,273
   Other ..........................................................        251,780        103,487
                                                                       -----------    -----------
                                                                         2,143,264      1,282,891
                                                                       -----------    -----------
LONG-TERM DEBT ....................................................      2,191,785      2,588,390
                                                                       -----------    -----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
   Income taxes ...................................................      2,347,583      2,146,637
   Advances from gas purchasers ...................................         74,941         90,876
   Asset retirement obligation ....................................        984,353        932,004
   Derivative instruments .........................................        213,574         31,417
   Other ..........................................................        184,746        225,844
                                                                       -----------    -----------
                                                                         3,805,197      3,426,778
                                                                       -----------    -----------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized -
      Series B, 5.68% Cumulative Preferred Stock,
         100,000 shares issued and outstanding ....................         98,387         98,387
   Common stock, $0.625 par, 430,000,000 shares authorized,
      336,185,275 and 334,912,505 shares issued, respectively .....        210,116        209,320
   Paid-in capital ................................................      4,170,164      4,106,182
   Retained earnings ..............................................      5,763,081      4,017,339
   Treasury stock, at cost, 6,891,677 and 7,455,002 shares,
      respectively ................................................        (89,971)       (97,325)
   Accumulated other comprehensive loss ...........................       (438,926)      (129,482)
                                                                       -----------    -----------
                                                                         9,712,851      8,204,421
                                                                       -----------    -----------
                                                                       $17,853,097    $15,502,480
                                                                       ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                       APACHE CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                 SERIES B
                                                COMPREHENSIVE   PREFERRED    COMMON      PAID-IN
(In thousands, except per share)                    INCOME        STOCK       STOCK      CAPITAL
--------------------------------                -------------   ---------   --------   ----------
BALANCE AT DECEMBER 31, 2003 ................                    $98,387    $207,818   $4,038,007
   Comprehensive income (loss):
      Net income ............................    $1,160,326           --          --           --
      Commodity hedges, net of income tax
         benefit of $16,280 .................       (27,454)          --          --           --
                                                 ----------
   Comprehensive income .....................    $1,132,872
                                                 ==========
   Dividends:
      Preferred .............................                         --          --           --
      Common ($.20 per share) ...............                         --          --           --
   Common shares issued .....................                         --         923       59,807
   Treasury shares issued, net ..............                         --          --        7,579
   Other ....................................                         --          --        4,418
                                                                 -------    --------   ----------
BALANCE AT SEPTEMBER 30, 2004 ...............                    $98,387    $208,741   $4,109,811
                                                                 =======    ========   ==========
BALANCE AT DECEMBER 31, 2004 ................                    $98,387    $209,320   $4,106,182
   Comprehensive income (loss):
      Net income ............................    $1,835,508           --          --           --
      Commodity hedges, net of income tax
         benefit of $185,766 ................      (309,444)          --          --           --
                                                 ----------
   Comprehensive income .....................    $1,526,064
                                                 ==========
   Dividends:
      Preferred .............................                         --          --           --
      Common ($.26 per share) ...............                         --          --           --
   Common shares issued .....................                         --         796       56,795
   Treasury shares issued, net ..............                         --          --        7,064
   Other ....................................                         --          --          123
                                                                 -------    --------   ----------
BALANCE AT SEPTEMBER 30, 2005 ...............                    $98,387    $210,116   $4,170,164
                                                                 =======    ========   ==========

                                                                          ACCUMULATED
                                                                             OTHER           TOTAL
                                                 RETAINED     TREASURY   COMPREHENSIVE   SHAREHOLDERS'
(In thousands, except per share)                 EARNINGS      STOCK     INCOME (LOSS)      EQUITY
--------------------------------                ----------   ---------   -------------   -------------
BALANCE AT DECEMBER 31, 2003 ................   $2,445,698   $(105,169)    $(151,943)     $6,532,798
   Comprehensive income (loss):
      Net income ............................    1,160,326          --            --       1,160,326
      Commodity hedges, net of income tax
         benefit of $16,280 .................           --          --       (27,454)        (27,454)

   Comprehensive income .....................

   Dividends:
      Preferred .............................       (4,260)         --            --          (4,260)
      Common ($.20 per share) ...............      (65,211)         --            --         (65,211)
   Common shares issued .....................           --          --            --          60,730
   Treasury shares issued, net ..............           --       7,060            --          14,639
   Other ....................................           --          --            --           4,418
                                                ----------   ---------     ---------      ----------
BALANCE AT SEPTEMBER 30, 2004 ...............   $3,536,553   $ (98,109)    $(179,397)     $7,675,986
                                                ==========   =========     =========      ==========
BALANCE AT DECEMBER 31, 2004 ................   $4,017,339   $ (97,325)    $(129,482)     $8,204,421
   Comprehensive income (loss):
      Net income ............................    1,835,508          --            --       1,835,508
      Commodity hedges, net of income tax
         benefit of $185,766 ................           --          --      (309,444)       (309,444)

   Comprehensive income .....................

   Dividends:
      Preferred .............................       (4,260)         --            --          (4,260)
      Common ($.26 per share) ...............      (85,506)         --            --         (85,506)
   Common shares issued .....................           --          --            --          57,591
   Treasury shares issued, net ..............           --       7,354            --          14,418
   Other ....................................           --          --            --             123
                                                ----------   ---------     ---------      ----------
BALANCE AT SEPTEMBER 30, 2005 ...............   $5,763,081   $ (89,971)    $(438,926)     $9,712,851
                                                ==========   =========     =========      ==========

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

Reclassifications and Restatements

     The financial statement amounts applicable to the three-month and nine-month periods ending September 30, 2004 presented in this Form 10-Q will not agree to the amounts originally reported in the Company's Form 10-Q filed November 9, 2004, because they have been restated to reflect early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123-R) (see Note 4, Capital Stock - Stock-Based Compensation). This restatement did not materially impact our results of operations. Certain other prior-period amounts have also been reclassified to conform with current year presentations.

1. ACQUISITIONS

2005 ACQUISITIONS

     No material acquisitions were completed during the three-month or nine-month periods ending September 30, 2005.

2004 ACQUISITIONS

ANADARKO

     In August 2004, Apache signed a definitive agreement to acquire all of Anadarko Petroleum Corporation's (Anadarko) Gulf of Mexico Outer Continental Shelf properties (excluding certain deepwater properties) for $537 million, subject to normal post-closing adjustments, including preferential rights. The transaction was effective as of October 1, 2004, and included interests in 74 fields covering 232 offshore blocks (approximately 664,000 acres) and 104 platforms. Eighty-nine of the blocks were undeveloped at the time of the acquisition. At the time of acquisition, Apache operated 49 of the fields comprising approximately 70 percent of the production. Prior to Apache's purchase from Anadarko, Morgan Stanley Capital Group, Inc. paid Anadarko $646 million to acquire an overriding royalty interest in these properties. For a complete discussion of this transaction, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations, Acquisitions and Divestitures" and Note 2, Acquisitions and Divestitures, of Item 15 in the Company's 2004 Form 10-K.

EXXONMOBIL

     During the third quarter of 2004, Apache entered into separate arrangements with Exxon Mobil Corporation and its affiliates (ExxonMobil) that provided for property transfers and joint operating and exploration activity across a broad range of prospective and mature properties in (1) Western Canada, (2) West Texas and New Mexico, and (3) onshore Louisiana and the Gulf of Mexico-Outer Continental Shelf. Apache's participation included cash payments of approximately $347 million, subject to normal post-closing adjustments. For a complete discussion of these transactions, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations, Acquisitions and Divestitures" and Note 2, Acquisitions and Divestitures, of Item 15 in the Company's 2004 Form 10-K.

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

     Apache entered into, and designated as cash flow hedges, various fixed-price swaps, option collars and puts in conjunction with the ExxonMobil and Anadarko property acquisitions completed in 2004. These positions were entered into in accordance with the Company's hedging policy and involved counterparties which are rated A+ or better. As of September 30, 2005, the outstanding positions of our natural gas and crude oil cash flow hedges were as follows:

   PRODUCTION                             TOTAL VOLUMES   WEIGHTED AVERAGE   FAIR VALUE ASSET/
     PERIOD           INSTRUMENT TYPE      (MMBTU/BBL)      FLOOR/CEILING       (LIABILITY)
----------------   --------------------   -------------   ----------------   -----------------
                                                                               (In thousands)
4th Quarter 2005        Gas Collars         6,440,000      $  6.00 / 6.78        $ (46,930)
                   Gas Fixed-Price Swap     1,534,000            6.24              (11,992)
                        Oil Collars           901,600       33.51 / 41.72          (22,098)
                   Oil Fixed-Price Swap        86,000           40.95               (2,173)
                      Oil Put Option          386,400           28.00                   --

      2006              Gas Collars        32,850,000         5.50 / 6.66         (162,896)
                   Gas Fixed-Price Swap     4,404,000            5.87              (25,713)
                        Oil Collars         4,307,000       32.07 / 40.66         (110,579)
                   Oil Fixed-Price Swap       224,000           38.50               (6,140)
                      Oil Put Option        1,533,000           28.00                   63

      2007              Gas Collars        24,570,000         5.25 / 6.20          (88,596)
                   Gas Fixed-Price Swap     1,761,000            5.57               (7,363)
                        Oil Collars         1,911,000       33.00 / 39.25          (47,140)
                   Oil Fixed-Price Swap        78,000           36.89               (2,039)

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

     In November 2004, Apache hedged a portion of its 2005 foreign currency exchange risk associated with its forecasted Canadian, Australian and North Sea lease operating expenditures by entering into forward purchase contracts. The Company purchased a total of 144 million Canadian dollars at an average exchange rate of .840, 22 million Australian dollars at an average exchange rate of .763 and 42 million British pounds at an average exchange rate of 1.853. The remaining forward contracts mature through December 2005. The fair market value of these contracts as of September 30, 2005 was a gain of $183,000 ($141,000 after tax). Future changes in market value are recorded in other comprehensive income (loss) and the fair values of the foreign exchange contracts are based on quotes from either third-party financial institutions or published indices.

     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders' equity related to Apache's commodity and foreign currency derivative activities is presented in the table below:

                                                                   GROSS     AFTER TAX
                                                                 ---------   ---------
                                                                     (In thousands)
Unrealized gain (loss) on derivatives at December 31, 2004....   $ (33,113)  $ (20,732)
Net losses realized into earnings.............................      62,116      38,837
Net change in derivative fair value...........................    (557,326)   (348,281)
                                                                 ---------   ---------
Unrealized gain (loss) on derivatives at September 30, 2005...   $(528,323)  $(330,176)
                                                                 =========   =========

     Based on current market prices as of September 30, 2005, the Company has an unrealized loss in other comprehensive income (loss) of $528 million ($330 million after tax), primarily representing commodity derivative hedges. Gains and losses on the commodity hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Gains and losses on the foreign exchange contracts will be realized in future earnings as the forecasted lease operating expenditures are incurred. Of the $528 million unrealized loss on commodity derivatives as of September 30, 2005, approximately $316 million ($198 million after tax) applies to the next 12 months; however, these amounts are likely to vary materially as a result of changes in market conditions. These contracts, designated as hedges, qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.

3. DEBT

     On May 12, 2005, the Company entered into a new $450 million revolving bank credit facility for the U.S., a $150 million revolving bank credit facility for Australia and a $150 million revolving bank credit facility for Canada. These new facilities replaced the Company's existing credit facilities in the same amounts which were scheduled to mature in June 2007. These new facilities are scheduled to mature on May 12, 2010. There were no changes to the Company's $750 million U.S. credit facility which matures in May 2009.

     The financial covenants of the Company's revolving bank credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. The negative covenants include restrictions on the Company's ability to create liens and security interests on our assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics' liens. The Company may incur liens on assets located in the U.S., Canada and Australia of up to five percent of the Company's consolidated assets, which would approximate $893 million as of September 30, 2005. There are no restrictions on incurring liens in countries other than the U.S., Canada and Australia. There are also restrictions on Apache's ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee debt of entities not within our consolidated group.

     There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes (MAC clauses). The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S., Canadian or Australian subsidiaries, defaults on any direct payment obligation in excess of $100 million or has any unpaid, non-appealable judgment against it in excess of $100 million. The Company was in compliance with the terms of the credit facilities as of September 30, 2005. The Company's debt-to-capitalization ratio as of September 30, 2005 was 18.4 percent.

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

     At September 30, 2005, the margin over LIBOR for committed loans under the new facilities was .23 percent. If the total amount of the loans borrowed under all three facilities equals or exceeds 50 percent of the total facility commitments, then an additional .10 percent will be added to the margins over LIBOR. The Company also pays quarterly facility fees of .07 percent on the total amount of the three facilities. The facility fees vary based upon the Company's senior long-term debt rating.

4. CAPITAL STOCK

NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

                                                            FOR THE QUARTER ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------
                                                           2005                             2004
                                              ------------------------------   ------------------------------
                                               INCOME     SHARES   PER SHARE    INCOME     SHARES   PER SHARE
                                              --------   -------   ---------   --------   -------   ---------
                                                          (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock ....   $685,575   329,219     $2.08     $429,055   326,294     $1.31
                                                                     =====                            =====
EFFECT OF DILUTIVE SECURITIES:
   Stock options and other ................         --     4,945                     --     3,899
                                              --------   -------               --------   -------

DILUTED:
   Income attributable to common stock,
      including assumed conversions .......   $685,575   334,164     $2.05     $429,055   330,193     $1.30
                                              ========   =======     =====     ========   =======     =====

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------------------------------
                                                            2005                               2004
                                              --------------------------------   --------------------------------
                                                INCOME      SHARES   PER SHARE     INCOME      SHARES   PER SHARE
                                              ----------   -------   ---------   ----------   -------   ---------
                                                            (In thousands, except per share amounts)
BASIC:
   Income attributable to common stock ....   $1,831,248   328,615     $5.57     $1,156,066   325,657     $3.55
                                                                       =====                              =====

EFFECT OF DILUTIVE SECURITIES:
   Stock options and other ................           --     4,987                       --     3,801
                                              ----------   -------               ----------   -------

DILUTED:
   Income attributable to common stock,
      including assumed conversions .......   $1,831,248   333,602     $5.49     $1,156,066   329,458     $3.51
                                              ==========   =======     =====     ==========   =======     =====

STOCK-BASED COMPENSATION

     In the fourth quarter 2004, Apache elected to early adopt Financial Accounting Standards Board (FASB) SFAS No. 123-R under the "Modified Retrospective Approach", effective January 1, 2004. Under this approach, the Company is required to expense all options and other stock-based compensation that vest during the year based on the fair value determined at the date of grant.

     Total stock-based compensation cost (net of amounts capitalized) is presented in the table below. The related stock-based compensation cost capitalized as part of oil and gas properties was $11 million and $29 million for the three-month and nine-month periods ended September 30, 2005, respectively, and $5 million and $14 million for the three-month and nine-month periods ended September 30, 2004, respectively.

                                                      2005                2004
                                               -----------------   -----------------
                                               GROSS   AFTER TAX   GROSS   AFTER TAX
                                               -----   ---------   -----   ---------
                                                           (In millions)
Stock-based compensation expense:
   For the quarter ended September 30.......    $21       $13       $12       $ 8
   For the nine months ended September 30...     59        37        31        19

STOCK OPTION PLAN

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

SHARE APPRECIATION PLAN

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

     Current accounting practices dictate that, regardless of whether these thresholds are ultimately achieved, the Company must recognize the fair value cost at the grant date based on numerous assumptions, including an estimate of the likelihood that Apache's stock price will achieve these thresholds and the expected forfeiture rate. As a result, the Company will recognize expense and capitalized costs of approximately $68 million over the expected service life of the plan. The weighted average fair value at the date of grant, based on the Monte Carlo Simulation Model, was $23.67 per share.

CASH DIVIDEND PAYMENTS

     During the third quarters of 2005 and 2004, Apache paid dividends on its Common Stock of $26 million and $20 million, respectively. On September 16, 2004, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to eight cents per share from six cents, effective with the November 2004 payment. On September 15, 2005, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to ten cents per share, effective with the November 2005 payment. During the second quarter 2005, Apache paid a total of $1.4 million in dividends in both periods on its Series B Preferred Stock issued in August 1998.

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental disclosure of cash flow information:

                                              FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              -------------------------
                                                   2005       2004
                                                 --------   --------
                                                    (In thousands)
Cash paid during the period for:
   Interest (net of amounts capitalized) ..      $ 69,173   $ 63,333
   Income taxes (net of refunds) ..........       816,221    352,585

6.   PENSION AND POSTRETIREMENT BENEFITS

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

NET PERIODIC COST

     The following table presents the plans' net periodic benefit cost for the three and nine month periods ended September 30, 2005 and 2004.

                                                            PENSION BENEFITS             OTHER POSTRETIREMENT BENEFITS
                                              -------------------------------------   ----------------------------------
                                                QUARTER ENDED     NINE MONTHS ENDED    QUARTER ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                              -----------------   -----------------   --------------   -----------------
                                                2005      2004      2005      2004      2005   2004      2005     2004
                                              --------   ------   -------   -------     ----   ----     ------   ------
                                                                            (In thousands)
Components of net periodic benefit cost:
   Service cost ...........................   $ 1,540    $1,364   $ 4,778   $ 4,091     $350   $243     $1,049   $  727
   Interest cost ..........................     1,093       905     3,392     2,718      204    157        610      471
   Expected return on plan assets .........    (1,181)     (896)   (3,664)   (2,689)      --     --         --       --
   Amortization of transition obligation ..        --        --        --        --       11     11         33       33
   Amortization of actuarial (gain)/loss ..        --        --        --        --       82     62        248      187
                                              -------    ------   -------   -------     ----   ----     ------   ------
      Net periodic benefit cost ...........   $ 1,452    $1,373   $ 4,506   $ 4,120     $647   $473     $1,940   $1,418
                                              =======    ======   =======   =======     ====   ====     ======   ======

EMPLOYER CONTRIBUTIONS

     As previously disclosed in our financial statements for the year ended December 31, 2004, we expect to contribute $5 million to the pension plan and $318,000 to the postretirement benefit plan in 2005. As of September 30, 2005, approximately $3.8 million of contributions have been made to the plans for the year.

7.   BUSINESS SEGMENT INFORMATION

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

                                          UNITED                                                        OTHER
                                          STATES      CANADA       EGYPT     AUSTRALIA   NORTH SEA  INTERNATIONAL     TOTAL
                                        ----------  ----------  ----------  ----------  ----------  -------------  -----------
                                                                            (IN THOUSANDS)
FOR THE QUARTER ENDED SEPTEMBER
   30, 2005
Oil and Gas Production Revenues ......  $  761,167  $  375,310  $  378,194  $  122,423  $  378,977     $ 35,673    $ 2,051,744
                                        ==========  ==========  ==========  ==========  ==========     ========    ===========
Operating Income (1) .................  $  439,330  $  230,741  $  293,410  $   62,216  $  182,520     $ 18,881    $ 1,227,098
                                        ==========  ==========  ==========  ==========  ==========     ========
Other Income (Expense):
   Other .............................                                                                                   9,308
   General and administrative ........                                                                                 (50,047)
   Financing costs, net ..............                                                                                 (26,847)
                                                                                                                   -----------
Income Before Income Taxes ...........                                                                             $ 1,159,512
                                                                                                                   ===========
FOR THE NINE MONTHS ENDED SEPTEMBER
   30, 2005
Oil and Gas Production Revenues ......  $2,154,921  $  962,188  $  984,452  $  300,008  $  932,901     $118,458    $ 5,452,928
                                        ==========  ==========  ==========  ==========  ==========     ========    ===========
Operating Income (1) .................  $1,222,036  $  562,314  $  738,838  $  152,786  $  470,090     $ 59,967    $ 3,206,031
                                        ==========  ==========  ==========  ==========  ==========     ========
Other Income (Expense):
   Other .............................                                                                                  29,643
   General and administrative ........                                                                                (152,460)
   Financing costs, net ..............                                                                                 (90,160)
                                                                                                                   -----------
Income Before Income Taxes ...........                                                                             $ 2,993,054
                                                                                                                   ===========
Total Assets .........................  $7,852,092  $4,567,754  $2,425,911  $1,212,946  $1,628,267     $166,127    $17,853,097
                                        ==========  ==========  ==========  ==========  ==========     ========    ===========
FOR THE QUARTER ENDED SEPTEMBER
   30, 2004
Oil and Gas Production Revenues ......  $  582,846  $  253,329  $  258,684  $  155,951  $  135,224     $ 28,094    $ 1,414,128
                                        ==========  ==========  ==========  ==========  ==========     ========    ===========
Operating Income (1) .................  $  324,453  $  140,122  $  195,352  $   79,337  $   59,963     $ 13,888        813,115
                                        ==========  ==========  ==========  ==========  ==========     ========
Other Income (Expense):
   Other .............................                                                                                  (7,126)
   General and administrative ........                                                                                 (38,583)
   China litigation provision ........                                                                                      --
   Financing costs, net ..............                                                                                 (28,850)
                                                                                                                   -----------
Income Before Income Taxes ...........                                                                             $   738,556
                                                                                                                   ===========
FOR THE NINE MONTHS ENDED SEPTEMBER
   30, 2004

Oil and Gas Production Revenues ......  $1,683,181  $  723,266  $  671,346  $  345,600  $  321,353     $ 69,548    $ 3,814,294
                                        ==========  ==========  ==========  ==========  ==========     ========    ===========
Operating Income (1) .................  $  924,746  $  399,549  $  473,147  $  169,114  $  134,677     $ 30,077    $ 2,131,310
                                        ==========  ==========  ==========  ==========  ==========     ========
Other Income (Expense):
   Other .............................                                                                                 (16,620)
   General and administrative ........                                                                                (123,821)
   China litigation provision ........                                                                                 (71,216)
   Financing costs, net ..............                                                                                 (83,563)
                                                                                                                   -----------
Income Before Income Taxes ...........                                                                             $ 1,836,090
                                                                                                                   ===========
Total Assets .........................  $6,949,034  $3,364,170  $1,960,751  $1,036,576  $1,121,214     $190,970    $14,622,715
                                        ==========  ==========  ==========  ==========  ==========     ========    ===========

(1) Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating costs, gathering and transportation costs, and severance and other taxes.

8.   ASSET RETIREMENT OBLIGATIONS

     The following table describes changes to the Company's asset retirement obligation (ARO) liability for the nine months ended September 30, 2005 (in thousands):

Asset retirement obligation as of December 31, 2004 ....   $932,004
Liabilities incurred ...................................     76,709
Liabilities settled ....................................    (64,376)
Accretion expense ......................................     40,016
                                                           --------
Asset retirement obligation as of September 30, 2005 ...   $984,353
                                                           ========

     Liabilities incurred primarily relate to abandonment obligations assumed in connection with current drilling activity and various small acquisitions closed during the period. Liabilities settled during the period primarily relate to individually immaterial properties plugged and abandoned or sold during the period.

     During the third quarter, nine of the Company's offshore platforms in the Gulf of Mexico were lost, two platforms were severely damaged and approximately 12 non-operated structures were destroyed as a result of Hurricane Katrina and Hurricane Rita (refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Impact of Hurricanes" in this Form 10-Q). These platforms have abandonment obligations associated with them that will be incurred in the near future and will likely require significantly more cost because of underwater recovery efforts. The Company is continuing to assess the expected timing and ultimate costs anticipated to abandon these platforms. Any revisions to future cash outflow or changes in timing resulting from the hurricanes will be reflected in oil and gas properties when those estimates become reasonably determinable. Any new facilities built to recover reserves previously serviced by the destroyed platforms will have separate abandonment liabilities associated with them. Future cash payments made to abandon properties impacted by the hurricanes and to build new facilities will be offset to some degree by insurance proceeds. These proceeds will be reflected as a separate receivable and not netted with the abandonment liability.

9.   LITIGATION

TEXACO CHINA B.V.

     Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (Texaco China). The arbitration award was subject to interest at nine percent until May 6, 2005, the date following the federal district court ruling discussed below. On May 6, 2005, the interest rate dropped to 3.33 percent. Apache accrued $3.2 million of interest expense in 2004 and an additional $3.2 million of interest expense in the first nine months of 2005. In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), later adding Apache Bohai Corporation LDC (Apache Bohai) to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai's alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache filed an application to vacate the award in federal court. Texaco China filed an application to confirm the award in the same court. On May 5, 2005, the federal district court ruled in favor of Texaco China. The Company has appealed that decision to the circuit court of appeals. In January 2005, while awaiting the decision of the U.S. federal courts, Texaco China also filed a proceeding against Apache China and Apache Bohai in the People's Republic of China to recognize the award, apparently seeking the same relief as sought in U.S. federal court. The parties subsequently agreed to stay enforcement of the arbitration award in China and elsewhere pending the final, determinative outcome of all possible appeals in the U.S. federal courts.

PREDATOR

     In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery in the Ladyfern area of northeast British Columbia made by Apache Canada Ltd. (Apache Canada) and Murphy during 2000. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and later reduced this amount to approximately C$3.6 billion. In September 2004, the Canadian court granted Apache Canada's motion for summary judgment on the counterclaim, dismissing more than C$3 billion of Predator's claims against the Company and Murphy, and dismissing all claims against both Murphy's president and Apache Canada's president. Predator has appealed the dismissal. The trial court also granted Apache Canada's request for costs and disbursements in the approximate amount of C$700,000, which Predator has paid. The Canadian court has also granted Predator's request to add some new mismanagement of operations claims to its counterclaim. At this time, Predator's counterclaims against Murphy and Apache Canada for mismanaging operations still survive in the trial court. Those combined claims total approximately C$365 million, plus interest and attorneys' fees. While management believes Predator's counterclaim against Apache Canada is without merit, an adverse judgment is possible. Exposure related to this lawsuit is not currently determinable. Apache and Murphy's claims against Predator, filed in December 2000, are still pending.

GRYNBERG

     In 1997, Jack J. Grynberg began filing lawsuits against other natural gas producers, gatherers, and pipelines claiming that the defendants have under paid royalty to the federal government and Indian tribes by mis-measurement of the volume and heating content of natural gas and are responsible for acts of others who mis-measured natural gas. In 2004, Grynberg filed suit against Apache making the same claims he had made previously against others in the industry. With the addition of Apache, there are more than 300 defendants to these actions. Other plaintiffs have made or may be expected to make similar claims. The Grynberg lawsuits have, for the most part, been consolidated through a federal Multi-District Litigation (MDL) action located in Wyoming federal court for discovery and pre-trial purposes. The defendants in the MDL, jointly and/or separately, filed motions to dismiss based upon certain statutory requirements Grynberg is required to prove to proceed with these qui tam lawsuits. These motions were referred to a magistrate for recommendation for decision. The magistrate has recommended some defendants be dismissed. Subsequent motions are pending before the federal district court by both sides on these recommendations for confirmation and/or denial of the recommendation. It is unclear from the Magistrate's recommendation if there was a ruling on Apache's filing for dismissal; however, at this time, Apache has not been dismissed. Apache has filed additional pleadings to obtain rulings on its separate request for dismissal. Although Grynberg purports to be acting on behalf of the government, the federal government has declined to join in the cases. While an adverse judgment against Apache is possible, Apache does not believe the plaintiff's claims have merit and plans to vigorously pursue its defenses against these claims. Exposure related to this lawsuit is not currently determinable.

EGYPT TAX AUTHORITY

     As of the end of 2004, the Egyptian Tax Authority (ETA) had issued claims for back taxes against various Apache subsidiaries in Egypt totaling approximately $106 million (at current exchange rates) relating to periods as far back as 1994. In July 2005, the ETA made a new claim for approximately $85 million of additional taxes for the 1994-99 tax years. While an adverse judgment against Apache is possible, Egyptian concession agreements clearly provide that the Egyptian General Petroleum Corporation is responsible for the payment of all taxes related to the operation of the concessions. Apache believes that the claims of the ETA are unsupported by either the facts or the language of the concession agreements, which have the force of law in Egypt. Apache's subsidiaries have, therefore, contested liability with respect to the original claims by filing actions in Egyptian civil court, and will pursue all appropriate appeals and actions to challenge the new tax claims as well. Apache plans to vigorously pursue its remedies with respect to these claims. A civil court ruling with respect to the initial tax claims is expected sometime in 2006.

LOUISIANA RESTORATION

     Numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition. Many of these lawsuits claim small amounts, while others assert claims in excess of a million dollars. Also, some lawsuits or claims are being settled or resolved, while others are still being filed. Any exposure, therefore, related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend the cases.

HURRICANE RELATED LITIGATION

     A class action lawsuit has been filed styled Barasich, et al., individually and as representatives of all those similarly situated vs. Columbia Gulf Transmission Co., et al, No. 05-4161, United States District Court, Eastern

District of Louisiana, against all oil and gas and pipeline companies that drilled or dredged in the marshes of South Louisiana. The lawsuit claims defendants were negligent by constructing canals and conducting oil and gas operations, which plaintiffs contend is the sole and/or almost the sole cause of the alleged destruction of the marshes in South Louisiana, which plaintiffs blame for all and/or substantially all loss of life and destruction of property which was incurred from Hurricane Katrina. Apache was not named, but if a defendant class is certified, would fall within the definition alleged. Apache believes such claims are without merit, and if joined will undertake an active defense to such claims.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2005, the FASB ratified the consensus in Emerging Issue Task Force
(EITF) Issue Number 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). EITF Issue Number 04-5 states that the general partner in a limited partnership is presumed to control the partnership and must consolidate the entity on its financial statements. The presumption of control and consolidation requirement may be overcome if the limited partners have substantive participating rights or have the ability to effectively liquidate the partnership. The Company's only limited partnership covered by the EITF is the Apache Offshore Investment Partnership. Management is currently determining the ultimate impact of applying this statement, but does not believe application of Issue Number 04-5 will have a material impact on the Company's consolidated financial statements. The effective date for applying the guidance in Issue Number 04-5 to existing limited partnerships is for the first reporting period in fiscal years beginning after December 15, 2005.

     In September 2005, the EITF reached a consensus on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," concluding that purchases and sales of inventory with the same party in the same line of business should be accounted for as a single non-monetary exchange, if entered into in contemplation of one another. Apache presents such purchase and sale activities related to its marketing activities on a net basis in its Statement of Consolidated Operations. The conclusion reached on EITF Issue No. 04-13 was that it did not have any impact on the Company's consolidated financial statements.

11.  SUBSEQUENT EVENT

     On October 13, 2005, the Company announced that it had agreed to sell its 55 percent interest in the deepwater section of Egypt's West Mediterranean Concession to Amerada Hess Corporation for $413 million. Apache also has agreed to purchase Amerada Hess' interests in eight fields located in the Permian Basin of West Texas and New Mexico, six of which are operated, for $404 million. The Permian Basin transaction is subject to exercise of preferential rights to purchase by third parties as well as to standard closing requirements.

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

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


                                                                                   APACHE        APACHE
                                                      APACHE        APACHE        FINANCE        FINANCE
                                                   CORPORATION   NORTH AMERICA   AUSTRALIA       CANADA
                                                   -----------   -------------   ---------   --------------
                                                                        (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .............    $  757,281      $    --       $    --        $    --
   Equity in net income (loss) of affiliates ...       410,091       10,979        13,952         62,111
   Other .......................................         4,413           --            --             --
                                                    ----------      -------       -------        -------
                                                     1,171,785       10,979        13,952         62,111
                                                    ----------      -------       -------        -------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ....       139,719           --            --             --
   Asset retirement obligation accretion .......         7,967           --            --             --
   Lease operating costs .......................       136,530           --            --             --
   Gathering and transportation costs ..........         7,090           --            --             --
   Severance and other taxes ...................        28,496           --            --             --
   General and administrative ..................        42,658           --            --             --
   Financing costs, net ........................        17,912           --         4,512         14,110
                                                    ----------      -------       -------        -------
                                                       380,372           --         4,512         14,110
                                                    ----------      -------       -------        -------
INCOME (LOSS) BEFORE INCOME TAXES ..............       791,413       10,979         9,440         48,001
   Provision (benefit) for income taxes ........       104,418           --        (1,539)        (4,738)
                                                    ----------      -------       -------        -------
NET INCOME .....................................       686,995       10,979        10,979         52,739
   Preferred stock dividends ...................         1,420           --            --             --
                                                    ----------      -------       -------        -------
INCOME ATTRIBUTABLE TO COMMON STOCK ............    $  685,575      $10,979       $10,979        $52,739
                                                    ==========      =======       =======        =======

                                                     ALL OTHER
                                                   SUBSIDIARIES
                                                     OF APACHE    RECLASSIFICATIONS
                                                    CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                   ------------   -----------------   ------------
                                                                    (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .............    $1,397,113        $(102,650)       $2,051,744
   Equity in net income (loss) of affiliates ...       (12,345)        (484,788)               --
   Other .......................................         4,895               --             9,308
                                                    ----------        ---------        ----------
                                                     1,389,663         (587,438)        2,061,052
                                                    ----------        ---------        ----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ....       217,440               --           357,159
   Asset retirement obligation accretion .......         5,560               --            13,527
   Lease operating costs .......................       246,115         (102,650)          279,995
   Gathering and transportation costs ..........        16,481               --            23,571
   Severance and other taxes ...................       121,898               --           150,394
   General and administrative ..................         7,389               --            50,047
   Financing costs, net ........................        (9,687)              --            26,847
                                                    ----------        ---------        ----------
                                                       605,196         (102,650)          901,540
                                                    ----------        ---------        ----------
INCOME (LOSS) BEFORE INCOME TAXES ..............       784,467         (484,788)        1,159,512
   Provision (benefit) for income taxes ........       374,376               --           472,517
                                                    ----------        ---------        ----------
NET INCOME .....................................       410,091         (484,788)          686,995
   Preferred stock dividends ...................            --               --             1,420
                                                    ----------        ---------        ----------
INCOME ATTRIBUTABLE TO COMMON STOCK ............    $  410,091        $(484,788)       $  685,575
                                                    ==========        =========        ==========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                                                                  APACHE      APACHE
                                                      APACHE         APACHE       FINANCE    FINANCE
                                                   CORPORATION   NORTH AMERICA   AUSTRALIA    CANADA
                                                   -----------   -------------   ---------   -------
                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .............    $581,632        $    --       $    --    $    --
   Equity in net income (loss) of affiliates ...     239,066         11,286        14,242     25,869
   Other .......................................      (2,547)            --            --         --
                                                    --------        -------       -------    -------
                                                     818,151         11,286        14,242     25,869
                                                    --------        -------       -------    -------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ....     136,169             --            --         --
   Asset retirement obligation accretion .......       5,897             --            --         --
   Lease operating costs .......................      90,391             --            --         --
   Gathering and transportation costs ..........       7,154             --            --         --
   Severance and other taxes ...................      17,527             --            --         --
   General and administrative ..................      30,659             --            --         --
   Financing costs, net ........................      19,572             --         4,512      9,936
                                                    --------        -------       -------    -------
                                                     307,369             --         4,512      9,936
                                                    --------        -------       -------    -------
INCOME (LOSS) BEFORE INCOME TAXES ..............     510,782         11,286         9,730     15,933
   Provision (benefit) for income taxes ........      80,307             --        (1,556)     1,470
                                                    --------        -------       -------    -------
NET INCOME .....................................     430,475         11,286        11,286     14,463
   Preferred stock dividends ...................       1,420             --            --         --
                                                    --------        -------       -------    -------
INCOME ATTRIBUTABLE TO COMMON STOCK ............    $429,055        $11,286       $11,286    $14,463
                                                    ========        =======       =======    =======

                                                     ALL OTHER
                                                   SUBSIDIARIES
                                                     OF APACHE    RECLASSIFICATIONS
                                                    CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                   ------------   -----------------   ------------
                                                                    (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .............     $909,350         $ (76,854)       $1,414,128
   Equity in net income (loss) of affiliates ...      (14,362)         (276,101)               --
   Other .......................................       (4,579)               --            (7,126)
                                                     --------         ---------        ----------
                                                      890,409          (352,955)        1,407,002
                                                     --------         ---------        ----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ....      177,351                --           313,520
   Asset retirement obligation accretion .......        5,174                --            11,071
   Lease operating costs .......................      194,835           (76,854)          208,372
   Gathering and transportation costs ..........       13,748                --            20,902
   Severance and other taxes ...................       29,621                --            47,148
   General and administrative ..................        7,924                --            38,583
   Financing costs, net ........................       (5,170)               --            28,850
                                                     --------         ---------        ----------
                                                      423,483           (76,854)          668,446
                                                     --------         ---------        ----------
INCOME (LOSS) BEFORE INCOME TAXES ..............      466,926          (276,101)          738,556
   Provision (benefit) for income taxes ........      227,860                --           308,081
                                                     --------         ---------        ----------
NET INCOME .....................................      239,066          (276,101)          430,475
   Preferred stock dividends ...................           --                --             1,420
                                                     --------         ---------        ----------
INCOME ATTRIBUTABLE TO COMMON STOCK ............     $239,066         $(276,101)       $  429,055
                                                     ========         =========        ==========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                                                   APACHE     APACHE
                                                      APACHE        APACHE        FINANCE     FINANCE
                                                   CORPORATION   NORTH AMERICA   AUSTRALIA    CANADA
                                                   -----------   -------------   ---------   --------
                                                                     (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .............    $2,128,566      $    --       $    --    $     --
   Equity in net income (loss) of affiliates ...     1,120,922       23,103        32,056     171,971
   Other .......................................        40,859           --            --          --
                                                    ----------      -------       -------    --------
                                                     3,290,347       23,103        32,056     171,971
                                                    ----------      -------       -------    --------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ....       447,770           --            --          --
   Asset retirement obligation accretion .......        23,674           --            --          --
   Lease operating costs .......................       360,626           --            --          --
   Gathering and transportation costs ..........        22,656           --            --          --
   Severance and other taxes ...................        72,112           --            --           1
   General and administrative ..................       127,950           --            --          --
   Financing costs, net ........................        58,140           --        13,537      42,330
                                                    ----------      -------       -------    --------
                                                     1,112,928           --        13,537      42,331
                                                    ----------      -------       -------    --------
INCOME (LOSS) BEFORE INCOME TAXES ..............     2,177,419       23,103        18,519     129,640
   Provision (benefit) for income taxes ........       341,911           --        (4,584)    (14,223)
                                                    ----------      -------       -------    --------
NET INCOME .....................................     1,835,508       23,103        23,103     143,863
   Preferred stock dividends ...................         4,260           --            --          --
                                                    ----------      -------       -------    --------
INCOME ATTRIBUTABLE TO COMMON STOCK ............    $1,831,248      $23,103       $23,103    $143,863
                                                    ==========      =======       =======    ========

                                                     ALL OTHER
                                                   SUBSIDIARIES
                                                     OF APACHE    RECLASSIFICATIONS
                                                    CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                   ------------   -----------------   ------------
                                                                    (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .............    $3,582,523       $  (258,161)      $5,452,928
   Equity in net income (loss) of affiliates ...       (37,061)       (1,310,991)              --
   Other .......................................       (11,216)               --           29,643
                                                    ----------       -----------       ----------
                                                     3,534,246        (1,569,152)       5,482,571
                                                    ----------       -----------       ----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ....       607,813                --        1,055,583
   Asset retirement obligation accretion .......        16,342                --           40,016
   Lease operating costs .......................       666,131          (258,161)         768,596
   Gathering and transportation costs ..........        50,873                --           73,529
   Severance and other taxes ...................       237,060                --          309,173
   General and administrative ..................        24,510                --          152,460
   Financing costs, net ........................       (23,847)               --           90,160
                                                    ----------       -----------       ----------
                                                     1,578,882          (258,161)       2,489,517
                                                    ----------       -----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES ..............     1,955,364        (1,310,991)       2,993,054
   Provision (benefit) for income taxes ........       834,442                --        1,157,546
                                                    ----------       -----------       ----------
NET INCOME .....................................     1,120,922        (1,310,991)       1,835,508
   Preferred stock dividends ...................            --                --            4,260
                                                    ----------       -----------       ----------
INCOME ATTRIBUTABLE TO COMMON STOCK ............    $1,120,922       $(1,310,991)      $1,831,248
                                                    ==========       ===========       ==========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                                                   APACHE        APACHE
                                                      APACHE        APACHE        FINANCE       FINANCE
                                                   CORPORATION   NORTH AMERICA   AUSTRALIA       CANADA
                                                   -----------   -------------   ---------   --------------
                                                                        (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .............    $1,679,091      $    --       $     --      $     --
   Equity in net income (loss) of affiliates ...       657,923       29,968         38,958       117,268
   Other .......................................        (4,458)          --             --            --
                                                    ----------      -------       --------      --------
                                                     2,332,556       29,968         38,958       117,268
                                                    ----------      -------       --------      --------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ....       405,223           --             --            --
   Asset retirement obligation accretion .......        17,497           --             --            --
   Lease operating costs .......................       263,078           --             --            --
   Gathering and transportation costs ..........        22,377           --             --            --
   Severance and other taxes ...................        46,323           --             --            18
   General and administrative ..................        98,487           --             --            --
   China litigation provision ..................            --           --             --            --
   Financing costs, net ........................        61,588           --         13,534        29,979
                                                    ----------      -------       --------      --------
                                                       914,573           --         13,534        29,997
                                                    ----------      -------       --------      --------
INCOME (LOSS) BEFORE INCOME TAXES ..............     1,417,983       29,968         25,424        87,271
   Provision (benefit) for income taxes ........       257,657           --         (4,544)       (5,315)
                                                    ----------      -------       --------      --------
NET INCOME .....................................     1,160,326       29,968         29,968        92,586
   Preferred stock dividends ...................         4,260           --             --            --
                                                    ----------      -------       --------      --------
INCOME ATTRIBUTABLE TO COMMON STOCK ............    $1,156,066      $29,968       $ 29,968      $ 92,586
                                                    ==========      =======       ========      ========

                                                     ALL OTHER
                                                   SUBSIDIARIES
                                                     OF APACHE    RECLASSIFICATIONS
                                                    CORPORATION    & ELIMINATIONS     CONSOLIDATED
                                                   ------------   -----------------   ------------
                                                                    (IN THOUSANDS)
REVENUES AND OTHER:
   Oil and gas production revenues .............    $2,367,271       $  (232,068)      $3,814,294
   Equity in net income (loss) of affiliates ...       (33,672)         (810,445)              --
   Other .......................................       (12,162)               --          (16,620)
                                                    ----------       -----------       ----------
                                                     2,321,437        (1,042,513)       3,797,674
                                                    ----------       -----------       ----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization ....       490,262                --          895,485
   Asset retirement obligation accretion .......        15,226                --           32,723
   Lease operating costs .......................       585,377          (232,068)         616,387
   Gathering and transportation costs ..........        38,321                --           60,698
   Severance and other taxes ...................        31,350                --           77,691
   General and administrative ..................        25,334                --          123,821
   China litigation provision ..................        71,216                --           71,216
   Financing costs, net ........................       (21,538)               --           83,563
                                                    ----------       -----------       ----------
                                                     1,235,548          (232,068)       1,961,584
                                                    ----------       -----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES ..............     1,085,889          (810,445)       1,836,090
   Provision (benefit) for income taxes ........       427,966                --          675,764
                                                    ----------       -----------       ----------
NET INCOME .....................................       657,923          (810,445)       1,160,326
   Preferred stock dividends ...................            --                --            4,260
                                                    ----------       -----------       ----------
INCOME ATTRIBUTABLE TO COMMON STOCK ............    $  657,923       $  (810,445)      $1,156,066
                                                    ==========       ===========       ==========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                                                APACHE        APACHE
                                                   APACHE        APACHE        FINANCE       FINANCE
                                                CORPORATION   NORTH AMERICA   AUSTRALIA       CANADA
                                                -----------   -------------   ---------   --------------
                                                                     (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES ...............................    $1,220,137     $     --      $(13,725)      $(19,785)
                                                 ----------     --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ......      (767,872)          --            --             --
   Investment in subsidiaries, net ..........       (50,210)     (12,525)           --             --
   Other, net ...............................        58,137           --            --             --
                                                 ----------     --------      --------       --------
NET CASH USED IN INVESTING ACTIVITIES .......      (759,945)     (12,525)           --             --
                                                 ----------     --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings .....................       112,189           --         1,200            502
   Payments on long-term debt ...............      (507,900)          --            --             --
   Dividends paid ...........................       (83,046)          --            --             --
   Common stock activity ....................        18,646       12,525        12,525         19,281
   Treasury stock activity, net .............         5,802           --            --             --
   Cost of debt and equity transactions .....          (838)          --            --             --
   Other ....................................        12,292           --            --             --
                                                 ----------     --------      --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...      (442,855)      12,525        13,725         19,783
                                                 ----------     --------      --------       --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .........................        17,337           --            --             (2)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ........................           597           --             2              3
                                                 ----------     --------      --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ............................    $   17,934     $     --      $      2       $      1
                                                 ==========     ========      ========       ========

                                                  ALL OTHER
                                                SUBSIDIARIES
                                                  OF APACHE    RECLASSIFICATIONS
                                                 CORPORATION    & ELIMINATIONS     CONSOLIDATED
                                                ------------   -----------------   ------------
                                                                 (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES ...............................    $ 1,973,469        $     --        $ 3,160,096
                                                 -----------        --------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ......     (1,968,394)             --         (2,736,266)
   Investment in subsidiaries, net ..........        (33,312)         96,047                 --
   Other, net ...............................        (52,901)             --              5,236
                                                 -----------        --------        -----------
NET CASH USED IN INVESTING ACTIVITIES .......     (2,054,607)         96,047         (2,731,030)
                                                 -----------        --------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings .....................         36,124         (37,617)           112,398
   Payments on long-term debt ...............           (829)             --           (508,729)
   Dividends paid ...........................             --              --            (83,046)
   Common stock activity ....................         14,099         (58,430)            18,646
   Treasury stock activity, net .............             --              --              5,802
   Cost of debt and equity transactions .....             --              --               (838)
   Other ....................................             --              --             12,292
                                                 -----------        --------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...         49,394         (96,047)          (443,475)
                                                 -----------        --------        -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .........................        (31,744)             --            (14,409)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ........................        110,491              --            111,093
                                                 -----------        --------        -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ............................    $    78,747        $     --        $    96,684
                                                 ===========        ========        ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                                                    APACHE     APACHE
                                                       APACHE         APACHE       FINANCE     FINANCE
                                                    CORPORATION   NORTH AMERICA   AUSTRALIA    CANADA
                                                    -----------   -------------   ---------   --------
                                                                      (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES ...................................   $ 1,162,884     $     --      $(11,831)   $(19,435)
                                                    -----------     --------      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ..........      (577,697)          --            --          --
   Acquisition of Anadarko properties ...........       (92,699)          --            --          --
   Acquisition of ExxonMobil properties .........      (347,352)          --            --          --
   Restricted cash for acquisition settlement ...      (444,734)          --            --          --
   Investment in subsidiaries, net ..............       (45,720)     (12,525)           --          --
   Other, net ...................................       (17,430)          --            --          --
                                                    -----------     --------      --------    --------
NET CASH USED IN INVESTING ACTIVITIES ...........    (1,525,632)     (12,525)           --          --
                                                    -----------     --------      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings .........................       543,170           --          (694)        156
   Payments on long-term debt ...................      (135,300)          --            --          --
   Dividends paid ...............................       (62,825)          --            --          --
   Common stock activity ........................        19,324       12,525        12,525      19,281
   Treasury stock activity, net .................        11,412           --            --          --
   Cost of debt and equity transactions .........        (2,250)          --            --          --
                                                    -----------     --------      --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......       373,531       12,525        11,831      19,437
                                                    -----------     --------      --------    --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .............................        10,783           --            --           2

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ............................            --           --             2           1
                                                    -----------     --------      --------    --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ................................   $    10,783     $     --      $      2    $      3
                                                    ===========     ========      ========    ========

                                                      ALL OTHER
                                                    SUBSIDIARIES
                                                      OF APACHE    RECLASSIFICATIONS
                                                     CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                    ------------   -----------------   ------------
                                                                     (IN THOUSANDS)
CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES ...................................   $ 1,188,920        $     --        $ 2,320,538
                                                    -----------        --------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ..........    (1,104,340)             --         (1,682,037)
   Acquisition of Anadarko properties ...........            --              --            (92,699)
   Acquisition of ExxonMobil properties .........            --              --           (347,352)
   Restricted cash for acquisition settlement ...            --              --           (444,734)
   Investment in subsidiaries, net ..............       (30,748)         88,993                 --
   Other, net ...................................       (37,992)             --            (55,422)
                                                    -----------        --------        -----------
NET CASH USED IN INVESTING ACTIVITIES ...........    (1,173,080)         88,993         (2,622,244)
                                                    -----------        --------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings .........................        19,507         (18,773)           543,366
   Payments on long-term debt ...................            --              --           (135,300)
   Dividends paid ...............................            --              --            (62,825)
   Common stock activity ........................        25,889         (70,220)            19,324
   Treasury stock activity, net .................            --              --             11,412
   Cost of debt and equity transactions .........            --              --             (2,250)
                                                    -----------        --------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......        45,396         (88,993)           373,727
                                                    -----------        --------        -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .............................        61,236              --             72,021

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ............................        33,500              --             33,503
                                                    -----------        --------        -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ................................   $    94,736        $     --        $   105,524
                                                    ===========        ========        ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005


                                                                                    APACHE      APACHE
                                                       APACHE         APACHE       FINANCE      FINANCE
                                                    CORPORATION   NORTH AMERICA   AUSTRALIA     CANADA
                                                    -----------   -------------   ---------   ----------
                                                                       (IN THOUSANDS)
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................   $    17,934      $     --     $      2    $        1
   Receivables, net of allowance ................       376,307            --           --            --
   Inventories ..................................        28,131            --           --            --
   Drilling advances and other ..................       132,941            --           --            --
                                                    -----------      --------     --------    ----------
                                                        555,313            --            2             1
                                                    -----------      --------     --------    ----------

PROPERTY AND EQUIPMENT, NET .....................     7,062,999            --           --            --
                                                    -----------      --------     --------    ----------

OTHER ASSETS:
   Intercompany receivable, net .................     1,143,410            --       (2,242)     (254,180)
   Goodwill, net ................................            --            --           --            --
   Equity in affiliates .........................     5,308,510       295,877      540,839     1,506,387
   Deferred charges and other ...................        44,934            --           --         4,380
                                                    -----------      --------     --------    ----------
                                                     14,115,166       295,877      538,599     1,256,588
                                                    ===========      ========     ========    ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .............................       382,632            --           --            --
   Other accrued expenses .......................       701,765            --         (731)       53,086
   Current debt .................................            --            --           --            --
                                                    -----------      --------     --------    ----------
                                                      1,084,397            --         (731)       53,086
                                                    -----------      --------     --------    ----------
LONG-TERM DEBT ..................................     1,271,334            --      269,355       646,844
                                                    -----------      --------     --------    ----------

DEFERRED CREDITS AND OTHER
   NONCURRENT LIABILITIES:
      Income taxes ..............................     1,004,087            --      (25,902)        4,766
      Advances from gas purchasers ..............        74,941            --           --            --
      Asset retirement obligation ...............       594,084            --           --            --
      Oil and gas derivative instruments ........       213,574            --           --            --
      Other .....................................       159,898            --           --            --
                                                    -----------      --------     --------    ----------
                                                      2,046,584            --      (25,902)        4,766
                                                    -----------      --------     --------    ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ............................     9,712,851       295,877      295,877       551,892
                                                    -----------      --------     --------    ----------
                                                    $14,115,166      $295,877     $538,599    $1,256,588
                                                    ===========      ========     ========    ==========

                                                      ALL OTHER
                                                    SUBSIDIARIES
                                                      OF APACHE    RECLASSIFICATIONS
                                                     CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                                    ------------   -----------------   ------------
                                                                     (IN THOUSANDS)
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................   $    78,747      $        --       $    96,684
   Receivables, net of allowance ................       882,080               --         1,258,387
   Inventories ..................................       170,305               --           198,436
   Drilling advances and other ..................       100,157               --           233,098
                                                    -----------      -----------       -----------
                                                      1,231,289               --         1,786,605
                                                    -----------      -----------       -----------

PROPERTY AND EQUIPMENT, NET .....................     8,682,486               --        15,745,485
                                                    -----------      -----------       -----------

OTHER ASSETS:
   Intercompany receivable, net .................      (886,988)              --                --
   Goodwill, net ................................       189,252               --           189,252
   Equity in affiliates .........................    (1,199,457)      (6,452,156)               --
   Deferred charges and other ...................        82,441               --           131,755
                                                    -----------      -----------       -----------
                                                      8,099,023       (6,452,156)       17,853,097
                                                    ===========      ===========       ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .............................       344,014               --           726,646
   Other accrued expenses .......................       662,224               --         1,416,344
   Current debt .................................           274               --               274
                                                    -----------      -----------       -----------
                                                      1,006,512               --         2,143,264
                                                    -----------      -----------       -----------
LONG-TERM DEBT ..................................         4,252               --         2,191,785
                                                    -----------      -----------       -----------

DEFERRED CREDITS AND OTHER
   NONCURRENT LIABILITIES:
      Income taxes ..............................     1,364,632               --         2,347,583
      Advances from gas purchasers ..............            --               --            74,941
      Asset retirement obligation ...............       390,269               --           984,353
      Oil and gas derivative instruments ........            --               --           213,574
      Other .....................................        24,848               --           184,746
                                                    -----------      -----------       -----------
                                                      1,779,749               --         3,805,197
                                                    -----------      -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ............................     5,308,510       (6,452,156)        9,712,851
                                                    -----------      -----------       -----------
                                                    $ 8,099,023      $(6,452,156)      $17,853,097
                                                    ===========      ===========       ===========

                       APACHE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2004


                                                                           APACHE
                                              APACHE         APACHE       FINANCE        APACHE
                                           CORPORATION   NORTH AMERICA   AUSTRALIA   FINANCE CANADA
                                           -----------   -------------   ---------   --------------
                                                                (IN THOUSANDS)
                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........   $       597      $     --     $      2      $        3
   Receivables, net of allowance .......       367,359            --           --              --
   Inventories .........................        28,000            --           --              --
   Drilling advances and other .........        82,837            --           --              --
                                           -----------      --------     --------      ----------
                                               478,793            --            2               3
                                           -----------      --------     --------      ----------
PROPERTY AND EQUIPMENT, NET ............     6,683,499            --           --              --
                                           -----------      --------     --------      ----------
OTHER ASSETS:
   Intercompany receivable, net ........     1,107,286            --       (1,205)       (253,724)
   Goodwill, net .......................            --            --           --              --
   Equity in affiliates ................     4,173,788       258,437      506,806       1,250,590
   Deferred charges and other ..........        43,460            --           --           4,617
                                           -----------      --------     --------      ----------
                                           $12,486,826      $258,437     $505,603      $1,001,486
                                           ===========      ========     ========      ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................   $   280,754      $     --     $     --      $       --
   Other accrued expenses ..............       306,511            --        3,335          29,946
                                           -----------      --------     --------      ----------
                                               587,265            --        3,335          29,946
                                           -----------      --------     --------      ----------
LONG-TERM DEBT .........................     1,667,044            --      269,192         646,798
                                           -----------      --------     --------      ----------
DEFERRED CREDITS AND OTHER
   NONCURRENT LIABILITIES:
   Income taxes ........................     1,132,618            --      (25,361)          4,233
   Advances from gas purchasers ........        90,876            --           --              --
   Asset retirement obligation .........       568,862            --           --              --
   Oil and gas derivative instruments ..        31,417            --           --              --
   Other ...............................       204,323            --           --              --
                                           -----------      --------     --------      ----------
                                             2,028,096            --      (25,361)          4,233
                                           -----------      --------     --------      ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...................     8,204,421       258,437      258,437         320,509
                                           -----------      --------     --------      ----------
                                           $12,486,826      $258,437     $505,603      $1,001,486
                                           ===========      ========     ========      ==========

                                             ALL OTHER
                                           SUBSIDIARIES
                                            OF APACHE     RECLASSIFICATIONS
                                            CORPORATION     & ELIMINATIONS    CONSOLIDATED
                                           ------------   -----------------   ------------
                                                            (IN THOUSANDS)
                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...........   $   110,491       $        --       $   111,093
   Receivables, net of allowance .......       572,377                --           939,736
   Inventories .........................       129,293                --           157,293
   Drilling advances and other .........        57,823                --           140,660
                                           -----------       -----------       -----------
                                               869,984                --         1,348,782
                                           -----------       -----------       -----------
PROPERTY AND EQUIPMENT, NET ............     7,176,860                --        13,860,359
                                           -----------       -----------       -----------

OTHER ASSETS:
   Intercompany receivable, net ........      (852,357)               --                --
   Goodwill, net .......................       189,252                --           189,252
   Equity in affiliates ................    (1,178,450)       (5,011,171)               --
   Deferred charges and other ..........        56,010                --           104,087
                                           -----------       -----------       -----------
                                           $ 6,261,299       $(5,011,171)      $15,502,480
                                           ===========       ===========       ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................   $   261,320       $        --       $   542,074
   Other accrued expenses ..............       401,025                --           740,817
                                           -----------       -----------       -----------
                                               662,345                --         1,282,891
                                           -----------       -----------       -----------
LONG-TERM DEBT .........................         5,356                --         2,588,390
                                           -----------       -----------       -----------
DEFERRED CREDITS AND OTHER
   NONCURRENT LIABILITIES:
   Income taxes ........................     1,035,147                --         2,146,637
   Advances from gas purchasers ........            --                --            90,876
   Asset retirement obligation .........       363,142                --           932,004
   Oil and gas derivative instruments ..            --                --            31,417
   Other ...............................        21,521                --           225,844
                                           -----------       -----------       -----------
                                             1,419,810                --         3,426,778
                                           -----------       -----------       -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY ...................     4,173,788        (5,011,171)        8,204,421
                                           -----------       -----------       -----------
                                           $ 6,261,299       $(5,011,171)      $15,502,480
                                           ===========       ===========       ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Apache reported third-quarter 2005 earnings of $686 million, up 60 percent from the $429 million reported in the third quarter of 2004. The higher earnings were driven by higher crude oil and natural gas prices which more than offset higher costs and the financial impact of Gulf of Mexico production shut in during the third-quarter 2005 because of hurricane activity. Oil realizations averaged $58.66 per barrel, up 54 percent from the prior-year quarter, and gas realizations averaged $6.54 per thousand cubic feet (Mcf), up 37 percent from the prior-year quarter. The Company was well positioned to benefit from higher commodity prices with less than 10 percent of its production hedged in the third-quarter 2005.

     Production averaged 453,845 barrels of oil equivalent per day (boe/d) down 4,567 boe/d (one percent) from third quarter 2004 levels, reflecting the impact of production shut in for hurricanes, the most significant being Hurricanes Katrina and Rita. Shut-in production resulting from the hurricanes was an estimated 26,700 boe/d. (See the Impact of Hurricanes section below for additional discussion.)

     Year-to-date earnings of $1.8 billion and net cash provided by operating activities of $3.2 billion increased 58 percent and 36 percent, respectively, from the same period of 2004. These increases were driven by significantly higher commodity prices and a four percent increase in daily equivalent production, which was up 17,687 boe/d despite the impact of the hurricanes mentioned above. Average oil realizations increased 50 percent, to $51.05 per barrel, while average gas realizations were up 22 percent, at $5.86 per Mcf, when compared to average realized prices for first nine months of 2004.

     Third-quarter and year-to-date operating results include:

     - Record quarterly and year-to-date oil and natural gas production revenues of $2.1 billion and $5.5 billion, respectively.

     - Third-quarter natural gas production increased 31 million cubic feet per day (MMcf/d) to 1,265 MMcf/d compared to the third quarter of 2004, despite the impact of the hurricanes.

     - Third-quarter crude oil production was 233,692 barrels of oil per day (b/d), three percent lower than the prior-year quarter, reflecting the effect of the hurricanes.

     - Hurricane related production shut in averaged an estimated 88 MMcf/d of gas and 12,000 b/d of oil resulting in lost revenue of approximately $148 million.

     - Australia's third-quarter daily oil production decreased 49 percent, or 15,700 b/d from the third quarter of 2004 on natural decline, particularly at the Legendre and Monet fields and loss of natural gas liquids from East Spar which ceased production earlier in 2005.

     - The North Sea's third-quarter daily production increased 9,682 b/d, or 17 percent, compared to the third quarter of 2004 driven by drilling activity and reduced downtime.

     - Daily gas production increased 15 percent in Canada when compared to the third quarter of 2004, driven by new wells drilled at Nevis, Zama and on the ExxonMobil farm-in acreage and the completion of four gas plants. The Company expects additional production as seven new gas plants enabling over 200 wells waiting on these facilities to come on-line in the first half of 2006.

     - Initial production from the Qasr field in Egypt's Khalda Concession drove a 15 percent increase in third-quarter gas production compared to the same quarter in 2004.

     - The Company's Central region increased third quarter oil production 34 percent and gas production 14 percent when compared to the third quarter of last year. Increases were driven by the ExxonMobil acquisition in the third quarter of last year and an active drilling and recompletion program.

     Capital expenditures totaled $2.9 billion for the first nine months of 2005, 70 percent, or $1.2 billion higher than the comparable period last year. Expenditures for exploration and production activity accounted for 89 percent, or $2.5 billion, of the capital spending, a $915 million increase over last year's first nine months. The remaining balance of capital spending was primarily for gathering, marketing and processing facilities which totaled $319 million, up $260 million from the first nine months of last year. This increase was driven by construction of 11 new gas processing plants in Canada (four of which were completed during the third quarter of 2005) and development of the Qasr facilities in Egypt. Refer to Oil and Gas Capital Expenditures discussion in the Capital Resources and Liquidity section of this Management Discussion and Analysis.

     Noteworthy operational developments include:

     - On July 5, 2005, the Company announced that the Tanzanite-2 well on Egypt's West Mediterranean Onshore Concession tested 2,846 b/d and 640 thousand cubic feet per day (Mcf/d) of gas from the Cretaceous-age Alamein Dolomite formation in the Tanzanite Field.

     - On July 5, 2005, Apache also announced a new field oil discovery, the El Diyur-2X, on the Apache-operated El Diyur Concession in Egypt's Western Desert. A test of the lower Bahariya formation flowed at a rate of 1,177 b/d.

     - On July 28, 2005, Apache announced that it initiated production from the Mohave-1H discovery in the Carnarvon Basin offshore Western Australia. The initial gross production rate was 10,690 b/d from the Flag Sandstone zone, a prolific but traditionally often smaller reservoir. Apache owns a 68.5 percent interest in the field.

     - On August 24, 2005, the Company announced it signed a new 15-year term contract to supply gas to a major power station to be built in Kwinana, Western Australia. The terms call for delivery of approximately 215 billion cubic feet (bcf) gross (118 bcf net to Apache) at a daily gross rate of 39 MMcf. The Company expects to source the gas for the contract from its John Brookes field beginning in late 2008. The term can be extended an additional 10 years by mutual agreement.

     - On October 13, 2005, the Company announced it had agreed to sell its 55 percent interest in the deepwater section of Egypt's West Mediterranean Concession to Amerada Hess Corporation for $413 million. Apache has not previously recorded any oil and gas reserves for these properties. The Company also announced that it agreed to purchase Amerada Hess's interest in eight fields located in the Permian Basin of West Texas and New Mexico for $404 million. The Permian Basin properties are subject to exercise of preferential rights to purchase by third parties, as well as standard closing requirements. Both transactions are expected to close before January 3, 2006.

     Impact of Hurricanes

     During the third-quarter of 2005, four hurricanes struck the Gulf of Mexico, impacting the Company's U.S. gulf coast operations, both onshore and offshore Louisiana and Texas. During each of these hurricanes, personnel were evacuated and production was shut-in. Two of these storms, Hurricanes Dennis and Emily, required only temporary curtailment of production and caused minor damage to the Company's production platforms. The other storms, Hurricanes Katrina and Rita, caused extensive damage to both onshore and offshore production and transportation facilities. In addition to Apache's property damage, third-party pipelines and processing facilities, which the Company relies upon to transport and process the crude oil and natural gas it produces, were damaged. Restoration of full production is dependent on numerous factors, many of which are beyond the Company's control. The impact on operations and results follows:

     Production - Production shut-in during the third quarter of 2005 because of the hurricanes averaged approximately 88 MMcf/d of natural gas and 12,000 b/d of crude oil. The bulk of the shut-in production was associated with Hurricanes Katrina and Rita, which struck in late August and late September 2005, respectively. As of early November 2005, approximately 161 MMcf/d of net natural gas production and 27,000 b/d of net crude oil production remained shut-in. A portion of the production may remain shut-in up to a year. We expect to see a decline in 2005 fourth-quarter production compared to 2005 third-quarter levels.

     The shut-in production also resulted in volumes that could not be delivered to the owners of volumetric production payments ("VPP") burdening some of the Company's Gulf of Mexico properties. As discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2004 Form 10-K, Apache assumed obligations for pre-existing VPPs in the 2004 acquisition of properties from Anadarko and the 2003 acquisition of properties from Shell. VPP owners own the first production from those same properties and if their scheduled volumes are not delivered in a given month, they are supplied from the burdened properties as production is restored. As a consequence, the make-up VPP volumes of approximately 437 thousand barrels of oil equivalent (Mboe) as of September 30, 2005, are expected to be delivered during the fourth quarter from the burdened properties and will reduce Apache's net volumes during the period.

     Financial Results -- The impact on the Company's third-quarter 2005 financial results included $148 million of lower crude oil and natural gas revenues and approximately $18 million of additional lease operating expenses, including an insurance deductible, additional premiums assessed by Oil Insurance Limited (OIL) and an accrual for an insurance contingency assessed by OIL should Apache withdraw from the insurance pool.

     Assessment of Damage - The Company is continuing its assessment of damage caused by the hurricanes, but is unable to estimate the ultimate costs of abandonment and repair at this time. Nine operated production platforms were lost and two were severely damaged during the storms. Production platforms lost or severely damaged during Hurricane Katrina were: Main Pass 312-JA; South Timbalier 161-A; 161-B; 161-D; South Pass (SP) 62-A; SP 62-B; West Delta (WD) 103-A; WD 103-B; WD104-C; and WD133-B. The production platform lost during Hurricane Rita was Ship Shoal 193-B. Prior to the hurricanes, aggregate production from the lost and damaged platforms was approximately 10,000 b/d of oil and 21 MMcf/d of gas. Initial inspections also indicate some damage to other operated offshore production platforms and onshore facilities. Additionally, twelve non-operated structures have been reported as destroyed or severely damaged: 10 located at Grand Isle 43; 1 platform at South Marsh Island 108; and 1 platform at Eugene Island 330.

     Insurance Coverage - The Company carries casualty insurance to cover property damage and business interruption insurance to cover deferred and lost oil and gas production revenues. In the aggregate, these policies provide the Company with potential coverage for Hurricane Katrina and Hurricane Rita totaling $750 million.

     The Company carries property damage insurance of $250 million subject to a $7.5 million deductible, per event, and another $100 million in aggregate for the policy year. The $250 million in coverage is provided through OIL and will be prorated down if total claims received by the insurer for a single event exceed $1 billion.

     The Company's business interruption insurance begins 60 days after occurrence of an event and has an aggregate limit of $150 million with a daily limit of $750,000 per event. Coverage is based on current market prices and begins on October 28, 2005, for shut-in production caused by Hurricane Katrina and November 22, 2005, for Hurricane Rita. The Company estimates that it will accrue claims in the fourth quarter of 2005 totaling approximately $79 million, with the remainder of the aggregate $150 million limit available for 2006.

RESULTS OF OPERATIONS

REVENUES

     The table below presents oil and gas production revenues, production and average prices received from sales of oil, natural gas and natural gas liquids.

                                          FOR THE QUARTER ENDED SEPTEMBER 30,    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------   ---------------------------------------
                                                                     INCREASE                                 INCREASE
                                             2005         2004      (DECREASE)        2005         2004      (DECREASE)
                                          ----------   ----------   ----------     ----------   ----------   ----------
Revenues (in thousands):
   Oil ................................   $1,261,192   $  843,572       50%        $3,328,102   $2,121,861       57%
   Natural gas ........................      761,399      541,489       41%         2,035,941    1,618,852       26%
   Natural gas liquids ................       29,153       29,067       --             88,885       73,581       21%
                                          ----------   ----------                  ----------   ----------
         Total ........................   $2,051,744   $1,414,128       45%        $5,452,928   $3,814,294       43%
                                          ==========   ==========                  ==========   ==========
Oil Volume - Barrels per day:
   United States ......................       64,906       65,017       --             71,860       67,110        7%
   Canada .............................       21,974       24,743      (11%)           22,226       25,409      (13%)
   Egypt ..............................       54,728       52,602        4%            54,110       51,706        5%
   Australia ..........................       16,499       32,199      (49%)           15,323       26,041      (41%)
   North Sea ..........................       67,713       58,031       17%            64,966       49,866       30%
   China ..............................        6,533        7,948      (18%)            9,224        7,121       30%
   Argentina ..........................        1,339          532      152%             1,074          542       98%
                                          ----------   ----------                  ----------   ----------
         Total ........................      233,692      241,072       (3%)          238,783      227,795        5%
                                          ==========   ==========                  ==========   ==========
Average Oil price - Per barrel:
   United States ......................   $    53.85   $    41.45       30%        $    47.72   $    36.90       29%
   Canada .............................        60.66        41.34       47%             52.12        36.72       42%
   Egypt ..............................        60.38        41.51       45%             53.29        35.81       49%
   Australia ..........................        66.52        46.72       42%             58.06        40.96       42%
   North Sea ..........................        60.46        25.18      140%             52.33        23.36      124%
   China ..............................        50.76        35.99       41%             42.35        32.77       29%
   Argentina ..........................        39.18        31.28       25%             36.96        33.28       11%
         Total ........................        58.66        38.04       54%             51.05        34.00       50%
Natural Gas Volume - Mcf per day:
   United States ......................      586,111      640,467       (8%)          625,716      649,997       (4%)
   Canada .............................      373,079      325,535       15%           366,892      322,390       14%
   Egypt ..............................      162,386      141,072       15%           154,839      135,709       14%
   Australia ..........................      138,267      121,088       14%           120,759      118,587        2%
   North Sea ..........................        2,384        2,043       17%             2,287        1,769       29%
   Argentina ..........................        2,715        3,467      (22%)            3,142        3,985      (21%)
                                          ----------   ----------                  ----------   ----------
         Total ........................    1,264,942    1,233,672        3%         1,273,635    1,232,437        3%
                                          ==========   ==========                  ==========   ==========
Average Natural Gas price - Per Mcf:
   United States ......................   $     7.73   $     5.30       46%        $     6.71   $     5.32       26%
   Canada .............................         7.17         5.10       41%              6.28         5.10       23%
   Egypt ..............................         4.97         4.45       12%              4.67         4.41        6%
   Australia ..........................         1.69         1.58        7%              1.73         1.64        5%
   North Sea ..........................        10.57         4.36      142%              7.63         4.57       67%
   Argentina ..........................         1.35          .78       73%              1.14          .62       84%
         Total ........................         6.54         4.77       37%              5.86         4.79       22%

Natural Gas Liquids (NGL)
   Volume - Barrels per day:
      United States ...................        7,097        8,934      (21%)            8,529        8,218        4%
      Canada ..........................        2,232        2,794      (20%)            2,187        2,665      (18%)
                                          ----------   ----------                  ----------   ----------
         Total ........................        9,329       11,728      (20%)           10,716       10,883       (2%)
                                          ==========   ==========                  ==========   ==========
Average NGL Price - Per barrel:
      United States ...................   $    34.54   $    27.56       25%        $    31.10   $    25.25       23%
      Canada ..........................        32.13        24.94       29%             27.59        22.90       20%
         Total ........................        33.97        26.94       26%             30.38        24.67       23%

     The following table presents each reportable segment's oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

                          FOR THE QUARTER ENDED SEPTEMBER 30,    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                          ------------------------------------   ---------------------------------------
                               OIL REVENUES   GAS REVENUES             OIL REVENUES   GAS REVENUES
                               ------------   ------------             ------------   ------------
                                2005   2004    2005   2004              2005   2004    2005   2004
                                ----   ----    ----   ----              ----   ----    ----   ----
United States .........           25%    30%     55%    58%              28%    32%     56%    58%
Canada ................           10     11      32     28               10     12      31     28
Egypt .................           24     24      10     11               24     24      10     10
Australia .............            8     16       3      3                7     14       3      4
North Sea .............           30     16      --     --               28     15      --     --
Other International ...            3      3      --     --                3      3      --     --
                                 ---    ---     ---    ---              ---    ---     ---    ---
   Total ..............          100%   100%    100%   100%             100%   100%    100%   100%
                                 ===    ===     ===    ===              ===    ===     ===    ===

     Crude Oil Contribution

     Total oil revenues rose 50 percent in the third quarter of 2005 relative to 2004. Revenue contributions from outside the U.S., which comprise 75 percent ($940 million) of our total crude revenue for the 2005 three-month period, rose five percent. U.S. oil revenues increased $74 million quarter-over-quarter on higher price realizations as production was flat, reflecting the impact of the hurricanes discussed previously. The North Sea's oil contribution increased to 30 percent on production growth and significantly higher price realizations, leading all segments in crude oil contributions. The comparable 2004 quarter for the North Sea was impacted by a lower fixed-price physical contract (discussed below) that expired December 31, 2004. Australia's contribution to third-quarter consolidated oil revenues fell to eight percent from 16 percent on a 49 percent decrease in production compared to the third quarter of 2004. Contributions to third-quarter 2005 consolidated oil revenues from Egypt and our Other International segment remained flat, while Canada's contribution was down one percent. Nine-month 2005 revenues rose 57 percent relative to the 2004 period. Each segment's contribution to consolidated oil revenues for the 2005 nine-month period was similar to those discussed above.

     Crude Oil Revenues

     Third-quarter crude oil revenues increased $418 million from the comparable 2004 quarter on a $20.62 per barrel increase in average realized oil price, which more than offset a three percent decline in daily production. All segments reported a significant increase in realized crude oil price, with the North Sea and Egypt also benefiting from production growth compared to third-quarter 2004. For the nine-month period, crude oil revenues increased $1.2 billion from the comparable 2004 period reflecting a $17.05 per barrel increase in average realized oil price and a five percent increase in daily production.

     The North Sea's third-quarter 2005 crude oil revenues were $242 million higher than the comparable quarter of 2004, reflecting significantly higher price realizations and a 17 percent increase in production. The higher price realizations generated additional revenues of $188 million when compared to the same quarter in 2004, while the higher production added $54 million. Third-quarter 2004 revenues were impacted by a lower fixed-price physical contract entered into in conjunction with our 2003 property acquisition from BP p.l.c. (BP). The production growth reflects the benefits of the North Sea's drilling, workover and repair programs, particularly on the Alpha and Echo platforms. Similarly, the North Sea's crude oil revenues for the 2005 nine-month period were $609 million higher than the 2004 period on a $28.97 improvement in price realizations and a 30 percent increase in daily production.

     U.S. third-quarter 2005 crude oil revenues increased $74 million compared to the same quarter of 2004. This increase was the result of a 30 percent increase in crude oil price, as quarter-over-quarter production was flat. The third-quarter 2005 average realized price includes an unfavorable $3.55 per barrel hedge loss. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q.) The ExxonMobil and Anadarko property acquisitions in 2004 and successful drilling and re-completion efforts partially offset production declines and approximately 12,000 b/d downtime resulting from hurricanes experienced during the third quarter of 2005. Revenues for the nine-month period increased $258 million on a seven percent increase in daily production and a 29 percent increase in crude oil price realization. The 2005 year-to-date average realized price includes an unfavorable $2.01 per barrel hedge loss. The seven percent increase in daily production for the 2005 nine-month period, relative to 2004, was for the reasons previously discussed.

     Egypt contributed additional revenues of $103 million to the third quarter of 2005 compared to the same quarter in 2004. This increase in revenue was primarily attributable to a 45 percent increase in crude oil price, with a 2,126 b/d increase in production generating $12 million of the increase in revenues. The production increase was related to drilling and recompletion activity on Egypt's Western Mediterranean Concession, particularly completion of the Tanzanite-2 well and re-completion of the Tanzanite-1 well. Egypt's 2005 nine-month revenues were up $280 million on a 49 percent increase in price over the same period in 2004 and a five percent rise in daily production.

     Canada's third-quarter 2005 revenues increased $29 million over third-quarter 2004 on a 47 percent increase in price, which more than offset an 11 percent, or 2,769 b/d, decrease in oil production. Canada production was impacted by natural decline in the Zama, Midale, Virginia Hills and Consort operated areas, as well as natural decline on non-operated Karr Simonette and Nevis areas. Canadian oil revenues for the 2005 nine-month period increased $61 million on a 42 percent increase in price, which more than offset the impact of a 13 percent decline in daily production. Production for the 2005 nine-month period was down for the reasons discussed above.

     China's third-quarter 2005 revenues were $4 million higher than the third quarter of 2004 with $11 million of additional revenues related to a 41 percent increase in crude oil price, partially offset by an 18 percent decrease in net volumes. Apache's net volumes were down despite flat gross production because the higher crude prices have enabled Apache to fully recover partner advances, thereby reducing Apache's net volumes. Revenues for the 2005 nine-month period were $43 million higher than the comparable 2004 period on a 30 percent increase in daily production and a 29 percent increase in price. The production increase is commensurate with a 37 percent increase in year-to-date gross production from new wells.

     Australia's third-quarter 2005 crude oil revenues decreased $37 million compared to the third-quarter 2004. This decrease reflects a 49 percent decline in production partially offset by a 42 percent increase in price. The decrease in daily oil production resulted from natural decline, particularly in the Legendre and Monet fields and loss of liquids from East Spar, which ceased production earlier in 2005. Crude oil revenues for the nine-month period were down $49 million for the same reasons. The impact on Australia's 2005 year-to-date oil revenues from a 41 percent decline in daily production was partially offset by a 42 percent increase in price realization, when compared to the 2004 period.

     Approximately six percent of our worldwide crude oil production was subject to financial derivative hedging for the third quarter of 2005 compared to three percent in 2004. For the first nine-months of 2005, approximately six percent of our worldwide crude oil production was subject to financial derivative hedging compared to four percent in the 2004 period. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of the current derivative positions and terms.) These financial derivative instruments reduced our third-quarter 2005 and 2004 realized price $.99 and $.07 per barrel, respectively. For the first nine-month periods of 2005 and 2004, these hedges reduced our average realized prices $.61 and $.21 per barrel, respectively.

     Natural Gas Contribution

     Total gas revenues rose 41 percent in the third quarter of 2005 relative to the comparative quarter in 2004. Our North America operations contributed 87 percent of third-quarter 2005 consolidated natural gas revenues. The U.S. contributed $105 million of additional revenues to the 2005 third quarter compared to the comparable quarter in 2004 on a 46 percent increase in price, partially offset by an eight percent decrease in production. Canada's gas contribution increased to 32 percent resulting from $93 million more revenues in the third-quarter of 2005 than the comparable quarter of 2004. Driving the Canadian revenues was a 41 percent increase in the realized natural gas price and a 15 percent increase in production. While Egypt's gas production increased 15 percent, its contribution to the third-quarter 2005 gas revenues decreased slightly to 10 percent as the additional revenues generated from a 12 percent increase in Egypt's natural gas price realizations were less than the increase in North America. Australia's contribution to our total gas revenues was unchanged at three percent. Contributions for the 2005 nine-month period were similar to the 2005 third quarter.

     Natural Gas Revenues

     Our third-quarter 2005 natural gas revenues increased $220 million from the prior-year quarter as a 37 percent increase in our realized natural gas price generated an additional $201 million in gas revenues for the quarter. A three percent increase in natural gas production added $19 million to third-quarter 2005 revenues, relative to the comparable prior-year quarter. While all of our reportable segments realized an increase in natural gas price, the increase in the U.S. and Canada had the most significant impact on third-quarter revenues. Canada, Egypt and Australia also contributed increased gas revenues from higher production, while the additional price-driven revenues generated in the U.S. were partially offset by an eight percent decline in production.

     U.S. third-quarter 2005 natural gas revenues were $105 million higher than the same quarter of 2004. U.S. third-quarter natural gas prices, which were up 46 percent, contributed $143 million of additional revenues, while an eight percent production decline, lowered revenues $38 million, when compared to the comparable prior-year quarter. While U.S. production was down quarter-over-quarter because of the hurricanes, production gains in other areas, including a 13 percent gain in the Central region, offset some of the hurricane impact. The Central region was up on active drilling and recompletion programs and acquisitions. For the 2005 nine-month period, the U.S. contributed an additional $199 million of gas revenues when compared to 2004. This increase reflects a 26 percent upswing in natural gas prices, partially offset by a four percent decrease in daily production year-over-year.

     Canada's third-quarter 2005 natural gas revenues increased $93 million over the comparable quarter of 2004. Two-thirds of the increase related to a 41 percent increase in price, with the balance generated by a 15 percent increase in production. Production increased 47,544 Mcf/d, as a result of successful drilling efforts at the Nevis, Zama, Hatton and Consort areas and the ExxonMobil lands, which more than offset natural declines in the Ladyfern and other Northeast British Columbia areas. For the 2005 nine-month period, Canada's gas revenues increased $179 million compared to 2004 resulting from a 23 percent increase in natural gas price and a 14 percent increase in daily production, as discussed above.

     Egypt contributed an additional $16 million to third-quarter 2005 consolidated natural gas revenues compared to the same quarter of 2004. This increase is attributable to a favorable 12 percent price movement and a 15 percent increase in production. Egypt's production growth was associated with initial production from the Khalda Concession's Qasr field. On a year-to-date basis, Egypt contributed an additional $33 million of revenues on a six percent increase in gas price and a 14 percent rise in daily production. The year-over-year production growth came from development of the Khalda Concession Imhoptep and Atoun wells, development of the Qasr field, and first sales from the Northeast Abu Gharadig concession, which commenced in January 2005.

     Australia 2005 third-quarter and nine-month natural gas revenues were both $4 million higher than the respective prior-year periods. While Australia's 2005 third-quarter natural gas production and price were up 14 percent and seven percent, respectively, over the 2004 quarter, the impact on revenues was minimal, given the relatively low natural gas price. For the year-to-date, Australia's natural gas price was up five percent, while daily production increased two percent. Production increases in both periods reflect higher takes by contractual customers.

     Although a majority of our worldwide gas sales contracts are indexed to prevailing market prices, approximately nine percent and eight percent of our third-quarter 2005 and 2004 U.S. natural gas production, respectively, was subject to long-term, fixed-price physical contracts. For the nine months of 2005 and 2004, approximately nine percent of our U.S. natural gas production was subject to long-term, fixed-price physical contracts. These fixed-price contracts reduced third-quarter 2005 and 2004 worldwide realized prices $.16 and $.09 per Mcf, respectively and 2005 and 2004 nine-month worldwide realized prices $.13 and $.09 per Mcf, respectively. Additionally, nearly all of our Australian natural gas production is subject to long-term, fixed-price supply contracts that are periodically adjusted for changes in Australia's consumer price index. Since these contracts are denominated in Australian dollars, the resulting revenues are impacted by changes in the value of the Australian dollar relative to the U.S. dollar.

     Approximately seven percent and 10 percent of our worldwide natural gas production was subject to financial derivative hedges for the third-quarter and nine-month periods of 2005, respectively, while approximately 15 percent of our worldwide natural gas production was subject to hedges in the comparable 2004 periods. Currently, all of our natural gas derivative positions have been designated against Gulf of Mexico production. These derivative financial instruments reduced our third-quarter and nine-month 2005 consolidated realized prices $.12 and $.06 Mcf, respectively. The third-quarter and nine-month periods of 2004 realized prices were both reduced $.18 and $.15 per Mcf, respectively, as a result of the financial derivative instruments. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of our current derivative positions and terms.) Also during the 2004 quarter, we amortized specific unrealized gains and losses related to derivative positions closed in October and November 2001. This amortization, which terminated in July 2004, had a negligible impact on third-quarter 2004 average realized prices.

COSTS

     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance. Third-quarter and year-to-date 2005 costs reflect the impact of our ExxonMobil and Anadarko property acquisitions closed in the latter half of 2004.

                                             FOR THE QUARTER ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------   ---------------------------------------
                                                 2005   2004    2005     2004           2005     2004     2005     2004
                                                 ----   ----   ------   ------         ------   ------   ------   ------
                                                (In millions)     (Per boe)             (In millions)       (Per boe)
Depreciation, depletion and amortization
   (DD&A):
   Oil and gas property and equipment .....      $333   $295   $ 7.97   $ 7.00         $  991   $  841   $ 7.86   $ 6.91
   Other assets ...........................        24     18      .58      .43             65       54      .51      .44
Asset retirement obligation accretion .....        14     11      .32      .26             40       33      .32      .27
Lease operating costs (LOE) ...............       280    208     6.71     4.94            769      616     6.10     5.07
Gathering and transportation costs ........        24     21      .56      .51             74       61      .58      .50
Severance and other taxes .................       150     47     3.60     1.12            309       78     2.45      .64
General and administrative expense (G&A) ..        50     39     1.20      .91            152      124     1.21     1.02
China litigation ..........................        --     --       --       --             --       71       --      .59
Financing costs, net ......................        27     29      .65      .68             90       84      .72      .68
                                                 ----   ----   ------   ------         ------   ------   ------   ------
      Total ...............................      $902   $668   $21.59   $15.85         $2,490   $1,962   $19.75   $16.12
                                                 ====   ====   ======   ======         ======   ======   ======   ======

Depreciation, Depletion and Amortization

     Third quarter 2005 full-cost DD&A expense of $333 million was $38 million higher than the comparative 2004 period. The increase in absolute costs was concentrated in the North Sea, Canada and Egypt, all of which saw increases in production and rates. The Company's third-quarter 2005 full-cost DD&A rate of $7.97 per boe was $.97 per boe higher than the comparable 2004 quarter.

     Year-to-date 2005, full-cost DD&A expense increased $150 million, spread among the North Sea, the U.S., Canada and Egypt. Approximately $31 million (20 percent) of the nine-month period increase was attributable to volume growth and the remainder to rising costs. The 2005 nine-month period full-cost DD&A was $.95 per boe more than the comparable 2004 period.

     The Company's DD&A expense per boe increased from the third quarter and first nine months of 2004 driven by increasing rates in the U.S., Canada and the North Sea. The increases in U.S. and Canada reflect rising industry-wide drilling and acquisition costs. The higher commodity prices experienced over the past year led to increased demand for drilling services and thus higher drilling costs and higher estimated future development costs. In addition, the cost of properties acquired from ExxonMobil and Anadarko were higher than our historical cost. Rising commodity prices have increased the value and costs of properties available for acquisition. The increase in North Sea's rates per boe reflect the continuation of facility upgrades to increase the overall efficiency of the platforms.

     Lease Operating Costs

     Third-quarter 2005 LOE increased $72 million, 34 percent, over the third-quarter of 2004. Absolute costs were up in all core areas when compared to the prior-year quarter, while the overall rate was up in all core areas except the North Sea. On a unit of production basis, third-quarter 2005 costs were up $1.77 from 2004 to $6.71 per boe. Production shut-ins ($.38 per boe) and the additional insurance costs ($.42 per boe) from the hurricanes added $.80 to the third-quarter 2005 rate. The remaining increase of $.97 per boe reflects higher service costs associated with rising commodity prices and the associated increase in demand for services, the hurricane related costs, costs associated with properties acquired in 2004 from ExxonMobil and Anadarko, and higher stock-based compensation costs.

     For the first nine months of 2005 LOE totaled $769 million, $152 million higher than 2004. On a boe basis, 2005 nine-month LOE averaged $6.10 per boe, $1.03 per boe higher than 2004, with $.14 of the rate increase coming from the impact of the hurricanes. The remaining increase was for the reasons itemized in the quarter discussion above.

     Regionally, 2005 costs were up as follows:

     U.S. - Third-quarter 2005 costs were $46 million higher than the equivalent 2004 quarter, with approximately $12 million directly related to the hurricanes. On a unit of production basis, the U.S. added $1.26 per boe to the third-quarter 2005 consolidated rate. Over half ($.65 per boe) of the impact the U.S. had on the consolidated rate was attributable to the additional insurance costs and production shut-ins caused by the hurricanes. Higher stock-based compensation costs, contract labor costs, workover activity and various other commodity-price driven service costs accounted for the remaining $.61 per boe impact. The Company expects operating expenses in the Gulf Coast region will continue at a higher level because of storm related factors. For the year, the U.S. added $97 million of costs and $.79 per boe to the consolidated rate, with all of the increase in the rate attributable to higher costs, as discussed above.

     Australia - Australia added $.28 per boe to the third-quarter 2005 consolidated rate on $4 million of additional costs and a 25 percent drop in equivalent production. Approximately 53 percent of the additional costs were related to the additional insurance costs. The balance of the increase in costs was from higher service costs, higher stock-based compensation costs and the impact of a stronger Australian dollar (relative to the U.S. dollar) had on costs. The additional costs added $.09 per boe to the third-quarter 2005 consolidated rate, while the lower production added $.19 per boe. Australia's nine-month 2005 costs were up $5 million compared to 2004, while production was down 23 percent on an equivalent barrel basis. The combination of higher costs and lower production added $.19 per boe to the 2005 nine-month consolidated rate, relative to the 2004 period.

     Canada - Third-quarter 2005 costs were up $12 million from the same 2004 quarter, with nearly half related to the impact the strengthening Canadian dollar had on cost. The balance related to various other costs associated with an increase in activity, higher service costs, higher stock-based compensation costs and additional insurance costs. Canada added $.22 per boe to the third-quarter 2005 consolidated rate increase, with costs adding $.29 and volumes reducing the rate $.07 per boe.

     Egypt - Egypt's third-quarter 2005 costs were $7 million higher than the comparable 2004 quarter on increased workover activity, higher diesel fuel and supply costs, higher service costs, and the stock-based compensation and insurance costs previously mentioned. The diesel fuel costs were previously subsidized by the Egyptian government. Egypt added $.08 per boe to the consolidated rate increase, with higher costs adding $.17 and volumes lowering the rate $.09 per boe. For the year, Egypt added $.07 to the consolidated rate. As with the quarter, the impact of higher production partially offset the impact of higher costs, which were up $18 million year-over-year.

     North Sea - Third-quarter 2005 costs were up four percent from the year-ago quarter, as the impact of additional repair and maintenance costs, higher stock-based compensation and insurance costs were mostly offset by lower operating costs resulting from operating efficiency improvements. The impact of North Sea's 17 percent increase in third-quarter 2005 production, when combined with the impact of the slightly higher costs, reduced the consolidated rate $.11 per boe. On a year-to-date basis, the combination of a 30 percent increase in North Sea production and slightly lower costs reduced the 2005 consolidated rate $.21 per boe.

     Gathering and Transportation Costs

     Gathering and transportation costs for the third quarter and first nine months of 2005 increased 13 percent and 21 percent, respectively, compared to the same periods in 2004. The following table presents gathering and transportation costs paid directly by Apache to third-party carriers for each of the periods presented.

                                        FOR THE QUARTER ENDED   FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                        ---------------------   -------------------------
                                             2005   2004                 2005   2004
                                             ----   ----                 ----   ----
                                                         (In millions)
U.S. ................................         $ 7    $ 7                  $23    $22
Canada ..............................           8      8                   24     22
North Sea ...........................           8      6                   21     16
Egypt ...............................           1     --                    5     --
China ...............................          --     --                    1      1
                                              ---    ---                  ---    ---
Total Gathering and Transportation ..         $24    $21                  $74    $61
                                              ===    ===                  ===    ===

     These costs are primarily related to the transportation of natural gas in our North American operations, North Sea crude oil sales and Egyptian exports. The increase in costs for both the third-quarter and year-to-date 2005 periods were driven by production growth in the North Sea, strengthening of the Canadian dollar relative to the U.S.

dollar and additional exports of Egyptian crude in 2005. Apache began exporting Egyptian crude in the second half of 2004 and first incurred third-party transportation charges in early 2005.

     Severance and Other Taxes

     Third-quarter 2005 severance and other taxes totaled $150 million, $103 million greater than the prior-year quarter. For the nine-month period, severance and other taxes totaled $309 million compared to $78 million in the year-earlier period. A detail of these taxes follows:

                                     FOR THE QUARTER ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------   ---------------------------------------
                                                 2005   2004                             2005   2004
                                                 ----   ----                             ----   ----
                                                                     (In millions)
Severance taxes:
   U.S ...........................               $ 27   $17                              $ 70   $ 44
   Australia .....................                 16    30                                33     48
U.K. PRT .........................                 99    (5)                              188    (35)
Canadian taxes ...................                  6     5                                15     15
Other ............................                  2    --                                 3      6
                                                 ----   ---                              ----   ----
Total Severance and Other Taxes ..               $150   $47                              $309   $ 78
                                                 ====   ===                              ====   ====

     For the third quarter and first nine months of 2005 severance taxes in the U.S. increased $10 million and $26 million, respectively, driven by higher prices and increased production from our Central Region. Australia decreased $14 million and $15 million for the same comparative periods, primarily reflecting lower excise tax on production from Legendre, a result of declining production. North Sea Petroleum Revenue Tax (PRT) is assessed on net receipts from subject fields in the United Kingdom (U.K.) North Sea. North Sea PRT increased $104 million quarter-over-quarter and $223 million on a year-to-date comparative basis on higher production and significantly higher oil price realizations. Also, as previously discussed, the North Sea's 2004 third-quarter and nine-month period revenues were impacted by a lower fixed-price physical contract resulting in lower net receipts and comparative PRT expenses. The 2004 PRT credit reflected qualifying capital spending and lifting costs that exceeded associated revenues.

     General and Administrative Expense

     Third-quarter and year-to-date G&A costs increased $11 million and $29 million, respectively, compared to the same periods in 2004. Over half of the increase in 2005 third-quarter costs, and nearly three-fourths of the increase in year-to-date costs, were related to the impact of stock-based compensation programs. Stock-based compensation costs increased, relative to the prior-year periods, because of new grants issued in 2005, the targeted stock plan approved by stockholders in May 2005, and the impact Apache's rising common stock price had on stock-based compensation programs. The balance of the G&A increase for both 2005 periods was primarily attributed to the increased cost of insurance, higher employee benefit costs, especially health care costs, and higher audit fees driven by Sarbanes-Oxley compliance.

     Provision for Income Taxes

     Third-quarter 2005 income tax expense was $164 million higher than in the third quarter of 2004. For the nine-month period, 2005 income tax expense was $482 million above 2004. The additional income tax expense in both periods was driven by higher taxable income related to the increased revenues. The effective tax rates for both the 2005 and 2004 three-month and nine-month periods were comparable. Additional deferred tax expenses related to foreign currency exchange rate movements added three percentage points to both the third-quarter 2005 and third-quarter 2004 effective rates. The year-to-date effective tax rates were largely unaffected by foreign exchange movements.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL INDICATORS

                                            SEPTEMBER 30,   DECEMBER 31,
                                                2005            2004
                                            -------------   ------------
Current ratio ............................         .83           1.05
Total debt (in millions) .................      $2,192         $2,588
Shareholders' equity (in millions) .......      $9,713         $8,204
Percent of total debt to capitalization ..        18.4%          24.0%
Floating-rate debt/total debt ............          --             15%

     Apache's primary uses of cash are for exploration, development and acquisition of oil and gas properties, costs and expenses necessary to maintain continued operations, repayment of principal and interest on outstanding debt, and payment of dividends. With all commercial paper paid off at the end of the third quarter of 2005, Apache's cash balances are expected to rise. Unlike some companies in the oil and gas industry, Apache has not repurchased shares or paid special dividends, choosing instead to maintain its strategy of pursuing growth and possible acquisitions, despite a comparatively high-priced market.

     The Company's ratio of current assets to current liabilities was .83 on September 30, 2005, compared to 1.05 on December 31, 2004. The decrease in the ratio is the result of an increase in current liabilities of $860 million as of September 30, 2005 as compared to December 31, 2004, which exceeded an increase in current assets of $438 million for the same period. The increase in current liabilities was primarily attributable to higher accrued exploration and development costs from increased drilling activity, an increase in the accrued liability for derivative instruments from higher commodity prices and higher accrued PRT in the North Sea. The increase in current assets was driven by an increase in oil and gas revenue receivables, resulting from higher commodity prices and higher joint owner receivables.

NET CASH PROVIDED BY OPERATING ACTIVITIES

     Apache's net cash provided by operating activities for the first nine months of 2005 totaled $3.2 billion, up from $2.3 billion for the same period in 2004. The increase in 2005 cash flow is attributed primarily to the significant increase in commodity prices, which generated additional oil and gas revenues. The Company's average realized crude oil price increased 50 percent, a reflection of higher worldwide prices. The Company also saw a 22 percent increase in natural gas prices. Additional revenues generated from a five percent increase in daily crude oil production and a three percent increase in daily gas production also contributed to the increased cash flows. These increases were partially offset by higher LOE, severance taxes, U.K. PRT and higher income taxes, all of which are generally up because of higher production and higher commodity prices. The Company reviews oil and gas sales and production costs and expenses for each reportable segment on a monthly basis. For a more detailed discussion of commodity prices, production, costs and expenses, refer to the "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

DEBT

     During the first nine months of 2005, we continued to strengthen our financial flexibility and build on our solid financial position. Our debt-to-capitalization ratio on September 30, 2005, declined to 18.4 percent from 24.0 percent on December 31, 2004, as a result of lower debt and additional equity from earnings. On September 30, 2005, the Company had outstanding debt of $2.2 billion, $396 million less than December 31, 2004. The Company's outstanding debt consisted of notes and debentures maturing in the years 2006 through 2096.

     The Company has available a $1.2 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company's U.S. credit facilities are available as a 100 percent backstop. There was no commercial paper outstanding as of September 30, 2005. The weighted-average interest rate for commercial paper was 3.46 percent and 1.70 percent for the third quarter of 2005 and 2004, respectively.

     As of September 30, 2005, available borrowing capacity under our credit facilities was $1.5 billion. We had $97 million in cash and cash equivalents on hand on September 30, 2005, down $14 million from the $111 million available at the end of 2004. The Company was in compliance with the terms of its credit facilities as of September 30, 2005.

     On May 12, 2005, the Company entered into a new $450 million revolving bank credit facility for the U.S., a $150 million revolving bank credit facility for Australia and a $150 million revolving bank credit facility for Canada. These new facilities replaced the Company's existing credit facilities in the same amounts which were scheduled to mature in June 2007. These new facilities are scheduled to mature on May 12, 2010. There were no changes to the Company's $750 million U.S. credit facility which matures in May 2009.

     The financial covenants of the Company's revolving bank credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. The Company's debt-to-capitalization ratio as of September 30, 2005 was 18.4 percent. The negative covenants include restrictions on the Company's ability to create liens and security interests on our assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics' liens. The Company may incur liens on assets located in the U.S., Canada and Australia of up to five percent of the Company's consolidated assets, which approximated $893 million as of September 30, 2005. There are no restrictions on incurring liens in countries other than the U.S., Canada and Australia. There are also restrictions on Apache's ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee debt of entities not within our consolidated group.

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

     At September 30, 2005, the margin over LIBOR for committed loans under the new facilities was .23 percent. If the total amount of the loans borrowed under all three facilities equals or exceeds 50 percent of the total facility commitments, then an additional .10 percent will be added to the margins over LIBOR. The Company also pays quarterly facility fees of .07 percent on the total amount of the three facilities. The facility fees vary based upon the Company's senior long-term debt rating.

OIL AND GAS CAPITAL EXPENDITURES

     The Company funded its year-to-date 2005 oil and gas exploration and production capital expenditures with internally generated net cash provided by operating activities of $3.2 billion and its lines of credit and commercial paper program.

     Capital expenditures totaled $2.9 billion for the first nine months of 2005, 70 percent, or $1.2 billion higher than the comparable period last year. Expenditures for exploration and production activity accounted for 89 percent, or $2.5 billion, of the capital spending; a $915 million increase over last year's first nine months. The remaining balance of capital spending was primarily for gathering, marketing and processing facilities which totaled $319 million, up $260 million from the first nine months of last year. This increase was driven by construction of 11 new gas processing plants in Canada (four of which were completed during the third quarter of 2005) and development of the Qasr facilities in Egypt.

     The following table presents a summary of the Company's capital expenditures for each reportable segment for the nine months ended September 30, 2005 and 2004.

                                                         FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -------------------------
                                                             2005         2004
                                                          ----------   ----------
                                                               (In thousands)
Exploration and development:
   United States .....................................    $  803,297   $  573,871
   Canada ............................................       854,032      491,001
   Egypt .............................................       262,315      219,333
   Australia .........................................       174,809       97,445
   North Sea .........................................       399,836      220,644
   Other International ...............................        37,205       13,872
                                                          ----------   ----------
                                                          $2,531,494   $1,616,166
                                                          ==========   ==========
Capitalized Interest .................................    $   42,653   $   38,951
                                                          ==========   ==========
Gas gathering, transmission and processing facilities:
   Canada ............................................    $  134,306   $   13,564
   Egypt .............................................       156,081       29,137
   Australia .........................................        28,856       16,862
                                                          ----------   ----------
                                                          $  319,243   $   59,563
                                                          ==========   ==========
Acquisitions:
   Oil and gas properties ............................    $   35,826   $  490,832
                                                          ==========   ==========

CASH DIVIDEND PAYMENTS

     The Company has paid cash dividends on its common stock for 40 consecutive years through 2004. Future dividend payments will depend on the Company's level of earnings, financial requirements and other relevant factors. Common dividends paid during the third quarter of 2005 rose to $26 million from $20 million in the same period of 2004, reflecting the increase in common shares outstanding and the higher common stock dividend rate. The Company increased its quarterly cash dividend to eight cents per share from six cents, effective with the November 2004 dividend payment. On September 15, 2005, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to ten cents per share, effective with the November 2005 payment. During the third quarter of 2005, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.

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

     Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess any impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache's management believes that it has adequately reserved for its contingent obligations. The Company has approximately $11 million reserved for environmental remediation and approximately $11 million reserved for various legal liabilities. In addition, the Company has an accrued reserve of $71 million, plus accrued interest of $6.4 million for the Texaco China B.V. litigation.

     The Company's future liquidity could be impacted by a significant downgrade of its credit ratings by Moody's, Standard and Poor's, and Fitch; however, we do not believe that such a sharp downgrade is reasonably likely. The Company's credit facilities do not require the Company to maintain a minimum credit rating. In addition, generally under our commodity hedge agreements, Apache may be required to post margin or terminate outstanding positions if the Company's credit ratings decline significantly. The negative covenants associated with our debt are outlined in greater detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Capital Resources and Liquidity, Debt", in the Company's 2004 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

     Apache does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions. Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Off-Balance Sheet Arrangements", in the Company's 2004 Form 10-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

     The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our U.S. and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Average monthly oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $42.63 per barrel to a high of $61.31 per barrel during the first nine-months of 2005. Average monthly gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $5.16 per Mcf to a monthly high of $7.40 per Mcf during the same period. Based on the Company's worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease revenues by approximately $65 million. Based on the Company's worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease revenues by approximately $35 million.

     We periodically enter into hedges in conjunction with selected acquisitions to protect against commodity price volatility. These hedges effectively reduce price risk on a portion of our projected oil and natural gas production from acquisitions.

     On September 30, 2005, the Company had open natural gas derivative positions with a fair value of $(343) million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $88 million, while a 10 percent decrease in prices would increase the fair value by approximately $86 million. The Company also had open oil derivative positions with a fair value of $(190) million on September 30, 2005. A 10 percent increase in crude oil prices would reduce the fair value by approximately $47 million, while a 10 percent decrease in prices would increase the fair value by approximately $46 million. See Note 2, Hedging and Derivative Instruments, of this Form 10-Q, for notional volumes associated with the Company's derivative contracts.

INTEREST RATE RISK

     As of September 30, 2005, the Company had no interest rate risk exposure since the Company did not have any floating-rate debt.

FOREIGN CURRENCY RISK

     The Company's cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and natural gas production is sold under fixed-price Australian dollar contracts. Over half the costs incurred for Australian operations are paid in Australian dollars. In Canada, the majority of oil and natural gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea oil production is sold under U.S. dollar contracts and the majority of costs incurred are paid in British pounds. In contrast, all oil and natural gas production in Egypt is sold for U.S. dollars and the majority of the costs incurred are denominated in U.S. dollars. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars and British pounds are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date. The Company hedged a portion of its foreign exchange risk associated with lease operating expenditures for 2005. For information on open derivative contracts, please see Note 2, Hedging and Derivative Instruments, of this Form 10-Q.

     A 10 percent strengthening of the Australian and Canadian dollars and the British pound as of September 30, 2005, would have a negative $121 million impact on expenses. This is primarily driven from foreign currency effects on the Company's deferred tax liability positions in its international operations.

     The information set forth under "Commodity Risk," "Interest Rate Risk" and "Foreign Currency Risk" in Item 7A of our annual report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference. Information about market risks for the quarter and nine months ended September 30, 2005, does not differ materially from the disclosure in our 2004 Form 10-K, except as noted above.

DOMESTIC GOVERNMENTAL RISK

     Apache's U.S. operations have been, and at times in the future may be, affected by political developments and by federal, state and local laws and regulations impacting production levels, taxes, environmental requirements and other assessments including a potential Windfall Profits Tax.

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     G. Steven Farris, the Company's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company's disclosure controls were effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in internal controls over financial reporting during the quarter ending September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 - Apache Corporation 1995 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

          10.2 - Apache Corporation 1998 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

          10.3 - Apache Corporation 2000 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

          10.4 - Apache Corporation 2000 Share Appreciation Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

          10.5 - Apache Corporation Deferred Delivery Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

          10.6 - Amended and Restated Conditional Grant Agreement, dated September 15, 2005, effective as of January 1, 2005, between Registrant and G. Steven Farris.

          10.7 - Apache Corporation Non-Employee Directors' Compensation Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

          10.8 - Apache Corporation Outside Directors' Retirement Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

          12.1 - Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

          31.1 - Certification of Chief Executive Officer.

          31.2 - Certification of Chief Financial Officer.

          32.1 - Certification of Chief Executive Officer and Chief Financial Officer.

     (b)  Reports filed on Form 8-K

          The following current reports on Form 8-K were filed by Apache during the fiscal quarter ended September 30, 2005:

          Item 8.01 - Other Events - dated and filed September 15, 2005

          On September 15, 2005, Apache issued an update on its recovery efforts after Hurricane Katrina. Also on September 15, 2005, Apache announced an increase in the quarterly cash dividend on its common stock to ten cents per share from eight cents per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         APACHE CORPORATION


Dated: November 9, 2005                  /s/ ROGER B. PLANK
                                         ---------------------------------------
                                         Roger B. Plank
                                         Executive Vice President and
                                         Chief Financial Officer


Dated: November 9, 2005                  /s/ THOMAS L. MITCHELL
                                         ---------------------------------------
                                         Thomas L. Mitchell
                                         Vice President and Controller
                                         (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number    Description of Exhibit
-------   ----------------------
10.1      Apache Corporation 1995 Stock Option Plan, as amended and restated
          September 15, 2005, effective as of January 1, 2005.

10.2      Apache Corporation 1998 Stock Option Plan, as amended and restated
          September 15, 2005, effective as of January 1, 2005.

10.3      Apache Corporation 2000 Stock Option Plan, as amended and restated
          September 15, 2005, effective as of January 1, 2005.

10.4 Apache Corporation 2000 Share Appreciation Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

10.5      Apache Corporation Deferred Delivery Plan, as amended and restated
          September 15, 2005, effective as of January 1, 2005.

10.6      Amended and Restated Conditional Grant Agreement, dated September 15,
          2005, effective as of January 1, 2005, between Registrant and G.
          Steven Farris.

10.7 Apache Corporation Non-Employee Directors' Compensation Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

10.8 Apache Corporation Outside Directors' Retirement Plan, as amended and restated September 15, 2005, effective as of January 1, 2005.

12.1 Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1      Certification of Chief Executive Officer.

31.2      Certification of Chief Financial Officer.

32.1      Certification of Chief Executive Officer and Chief Financial Officer.