Form 10-Q
period 2006-03-31
APACHE CORP
filed 2006-05-09
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s Telephone Number, Including Area Code: (713) 296-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Registrant’s common stock, outstanding as of March 31, 2006                                           330,338,839

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2006	2005
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$1,950,298	$1,626,649
Other	48,804	35,639

	1,999,102	1,662,288

OPERATING EXPENSES:
Depreciation, depletion and amortization	372,577	339,413
Asset retirement obligation accretion	20,645	13,159
Lease operating costs	291,614	233,171
Gathering and transportation costs	26,104	23,780
Severance and other taxes	146,414	72,186
General and administrative	45,672	50,411
Financing costs:
Interest expense	42,863	45,266
Amortization of deferred loan costs	508	658
Capitalized interest	(14,193)	(13,409)
Interest income	(6,364)	(927)

	925,840	763,708

INCOME BEFORE INCOME TAXES	1,073,262	898,580
Provision for income taxes	412,341	338,097

NET INCOME	660,921	560,483
Preferred stock dividends	1,420	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$659,501	$559,063

NET INCOME PER COMMON SHARE:
Basic	$2.00	$1.70

Diluted	$1.97	$1.67

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Quarter Ended
	March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$660,921	$560,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	372,577	339,413
Asset retirement obligation accretion	20,645	13,159
Provision for deferred income taxes	160,672	98,187
Other	9,385	11,826
Changes in operating assets and liabilities:
(Increase) decrease in receivables	22,257	(177,175)
(Increase) decrease in drilling advances and other	108,789	(17,410)
(Increase) decrease in inventories	(4,132)	4,697
(Increase) decrease in deferred charges and other	(16,664)	(7,665)
Increase (decrease) in accounts payable	(40,217)	6,952
Increase (decrease) in accrued expenses	(226,350)	19,908
Increase (decrease) in advances from gas purchasers	(6,368)	(5,692)
Increase (decrease) in deferred credits and noncurrent liabilities	(18,231)	(10,511)

Net cash provided by operating activities	1,043,284	836,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,012,039)	(790,350)
Acquisition of Amerada Hess properties	(230,080)	–
Proceeds from sale of Egyptian properties	409,197	–
Other, net	(53,582)	32,448

Net cash used in investing activities	(886,504)	(757,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	158,273	6,862
Payments on debt	(3,800)	(63,530)
Dividends paid	(34,433)	(27,631)
Common stock activity	3,238	7,771
Treasury stock activity, net	936	(2,085)
Cost of debt and equity transactions	(182)	(78)
Other	(5,657)	10,679

Net cash provided by/(used in) financing activities	118,375	(68,012)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	275,155	10,258
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	228,860	111,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$504,015	$121,351

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$504,015	$228,860
Receivables, net of allowance	1,446,970	1,444,545
Inventories	226,761	209,670
Drilling advances	111,936	146,047
Prepaid assets and other	67,592	132,955

	2,357,274	2,162,077

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	24,552,532	23,836,789
Unproved properties and properties under development, not being amortized	870,520	795,706
Gas gathering, transmission and processing facilities	1,451,849	1,359,477
Other	327,030	312,970

	27,201,931	26,304,942
Less: Accumulated depreciation, depletion and amortization	(9,885,404)	(9,513,602)

	17,316,527	16,791,340

OTHER ASSETS:
Goodwill, net	189,252	189,252
Deferred charges and other	136,050	129,127

	$19,999,103	$19,271,796

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$669,371	$714,598
Accrued operating expense	59,216	66,609
Accrued exploration and development	499,081	460,203
Accrued compensation and benefits	94,765	125,022
Accrued interest	45,706	32,564
Accrued income taxes	53,824	120,153
Current debt	157,574	274
Asset retirement obligation	160,163	93,557
Derivative instruments	204,597	256,115
Other	191,327	317,469

	2,135,624	2,186,564

LONG-TERM DEBT	2,189,126	2,191,954

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,778,909	2,580,629
Advances from gas purchasers	62,400	68,768
Asset retirement obligation	1,315,658	1,362,358
Derivative instruments	92,206	152,430
Other	168,684	187,878

	4,417,857	4,352,063

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized – Series B, 5.68% Cumulative Preferred Stock, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 337,197,428 and 336,997,053 shares issued, respectively	210,748	210,623
Paid-in capital	4,187,570	4,170,714
Retained earnings	7,143,328	6,516,863
Treasury stock, at cost, 6,858,589 and 6,875,823 shares, respectively	(89,539)	(89,764)
Accumulated other comprehensive loss	(293,998)	(365,608)

	11,256,496	10,541,215

	$19,999,103	$19,271,796

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
				(In thousands)
BALANCE AT DECEMBER 31, 2004		$98,387	$209,320	$4,106,182	$4,017,339	$(97,325)	$(129,482)	$8,204,421
Comprehensive income (loss):
Net income	$560,483	–	–	–	560,483	–	–	560,483
Commodity hedges, net of income tax benefit of $82,210	(136,997)	–	–	–	–	–	(136,997)	(136,997)

Comprehensive income	$423,486

Dividends:
Preferred		–	–	–	(1,420)	–	–	(1,420)
Common ($.08 per share)		–	–	–	(26,238)	–	–	(26,238)
Common shares issued		–	291	19,781	–	–	–	20,072
Treasury shares issued, net		–	–	98	–	3,464	–	3,562
Other		–	–	66	–	–	–	66

BALANCE AT MARCH 31, 2005		$98,387	$209,611	$4,126,127	$4,550,164	$(93,861)	$(266,479)	$8,623,949

BALANCE AT DECEMBER 31, 2005		$98,387	$210,623	$4,170,714	$6,516,863	$(89,764)	$(365,608)	$10,541,215
Comprehensive income (loss):
Net income	$660,921	–	–	–	660,921	–	–	660,921
Commodity hedges, net of income tax benefit of $39,414	71,610	–	–	–	–	–	71,610	71,610

Comprehensive income	$732,531

Dividends:
Preferred		–	–	–	(1,420)	–	–	(1,420)
Common ($.10 per share)		–	–	–	(33,036)	–	–	(33,036)
Common shares issued		–	125	14,532	–	–	–	14,657
Treasury shares issued, net		–	–	2,292	–	225	–	2,517
Other		–	–	32	–	–	–	32

BALANCE AT MARCH 31, 2006		$98,387	$210,748	$4,187,570	$7,143,328	$(89,539)	$(293,998)	$11,256,496

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in the Company’s most recent annual report on Form 10-K.
Reclassifications
     Certain prior period amounts have also been reclassified to conform with current year presentations.
1. ACQUISITIONS AND DIVESTITURES
2006 Acquisitions and Divestitures
     Amerada Hess
     On January 5, 2006, the Company purchased Amerada Hess’s interest in eight fields located in the Permian Basin of West Texas and New Mexico for $269 million. Apache estimates that these fields had proved reserves of 27 million barrels of liquid hydrocarbons and 27 billion cubic feet of natural gas as of year-end 2005. The Company had previously announced on October 13, 2005 that it had agreed to purchase Amerada Hess’s interest for $404 million. The price and number of properties involved in this transaction were reduced as a result of third parties exercising their preferential rights.
     On January 6, 2006, the Company completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. Apache did not have any oil and gas reserves recorded for these properties. Apache first announced this transaction on October 13, 2005.
2006 Second-Quarter Events
     BP plc (BP)
     On April 19, 2006, the Company announced that it has finalized an agreement to acquire BP’s remaining producing properties on the Outer Continental Shelf of the Gulf of Mexico for $1.3 billion in cash. The properties include 18 producing fields (11 of which are operated) covering 92 blocks with estimated proved reserves of 27 million barrels of liquid hydrocarbons and 185 billion cubic feet (Bcf) of natural gas. Many of the fields are subject to exercise of preferential rights to purchase by other interest owners. The transaction, which is subject to government approvals, is expected to close by the end of the second quarter.
     Pioneer Natural Resources (Pioneer)
     On April 25, 2006, the Company completed the purchase of Pioneer’s operations in Argentina for $675 million. This transaction was first announced on January 17, 2006. Apache estimates the transaction includes proved reserves of 22 million barrels (MMbbls) of liquid hydrocarbons and 297 billion cubic feet (Bcf) of natural gas. The oil and gas assets are located in the Neuquen, San Jorge and Austral basins of Argentina. Net current production is approximately 9,000 b/d of liquid hydrocarbons and 125 MMcf/d of natural gas. The assets include five operated and three non-operated gas processing plants and 112 miles of operated pipelines in the Neuquen Basin. Also included are 2,200 square miles of 3-D seismic data.

2005 Acquisitions
     There were no material acquisitions in the three months ended March 31, 2005.
2. HEDGING AND DERIVATIVE INSTRUMENTS
     Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. As established by the Company’s hedging policy, Apache primarily enters into cash flow hedges in connection with selected acquisitions to protect against commodity price volatility. The success of these acquisitions is significantly influenced by Apache’s ability to achieve targeted production at forecasted prices over the long-term. These hedges effectively reduce price risk on a portion of the production from the acquisitions.
     Apache entered into, and designated as cash flow hedges, various fixed-price swaps, option collars and puts in connection with anticipation of the BP Gulf of Mexico property acquisition and the previous ExxonMobil and Anadarko acquisitions. These positions were entered into in accordance with the Company’s hedging policy and involved two counterparties, both of which are rated A+ or better. As of March 31, 2006, the outstanding positions of our natural gas and crude oil cash flow hedges were as follows:

Production		Total Volumes	Weighted Average	Fair Value Asset/
Period	Instrument Type	(MMBtu/Bbl)	Floor/Ceiling	(Liability)
				(In thousands)
2006	Gas Collars	24,750,000	5.50 / 6.66	(38,351)
	Gas Fixed-Price Swap	3,116,000	5.79	(6,718)
	Gas Put Option	9,200,000	7.00	3,942
	Oil Collars	3,245,000	32.07 / 40.66	(90,071)
	Oil Fixed-Price Swap	1,011,500	62.30	(6,831)
	Oil Put Option	1,155,000	28.00	–

2007	Gas Collars	42,820,000	6.70 / 8.25	(83,148)
	Gas Fixed-Price Swap	1,761,000	5.57	(6,778)
	Oil Collars	1,911,000	33.00 / 39.25	(55,052)
	Oil Fixed-Price Swap	1,903,000	66.29	(5,875)

2008	Gas Collars	18,300,000	8.15 / 10.47	(1,370)
	Oil Fixed-Price Swap	1,830,000	66.85	(2,609)
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
     In March, the Company purchased a 100,000 MMBtu per day NYMEX call option for $6 million with a strike price of $10.50 per MMBtu. The option is for the months of August 2006 through November 2006 and was purchased to mitigate price exposure on prior hedged volumes in the event of significant potential price spikes from extreme weather or hurricane induced production curtailments. The call option is marked to market each period and any gains or losses are reflected in “Revenue and Other, Other.”
     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s commodity derivative activity is presented in the table below:

	Gross	After tax
	(In thousands)
Unrealized loss on derivatives at December 31, 2005	$(398,229)	$(256,858)
Net losses realized into earnings	48,973	31,588
Net change in derivative fair value	62,051	40,022

Unrealized loss on derivatives at March 31, 2006	$(287,205)	$(185,248)

     Based on current market prices as of March 31, 2006, the Company recorded an unrealized loss in other comprehensive income (loss) of $287 million ($185 million after tax), primarily representing commodity derivative hedges. Gains and losses on the commodity hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $287 million estimated unrealized loss on derivatives at March 31, 2006, approximately $196 million ($126 million after tax) applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions. These contracts, designated as hedges, qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.
3. DEBT
     The Company is currently amending its existing five-year revolving U.S. credit facility which is scheduled to mature on May 28, 2009. The amendment is expected to: 1) extend the maturity to May 28, 2011, 2) increase the size of the facility from $750 million to $1.5 billion and 3) reduce the facility fees and reduce the margin over LIBOR on loans. The company is also asking the lenders to extend the maturity dates of the $450 million U.S. credit facility, the $150 million Canadian facility and the $150 million Australian facility, for an additional year from May 12, 2010 to May 12, 2011. Once the amendment to the credit facility is final, the Company plans to increase its commercial paper program to $1.95 billion from $1.20 billion.
4. CAPITAL STOCK
     During the first quarter of 2006 and 2005, Apache paid $33 million and $26 million, respectively, in dividends on its Common Stock. The increase in the first-quarter 2006 common stock dividends from the amount paid for the same period last year, primarily reflects a 25 percent higher common stock dividend rate and a slight increase in common shares outstanding. On September 15, 2005, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to 10 cents per share from eight cents per share, effective with the November 2005 payment. In addition, in each period, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.
5. NET INCOME PER COMMON SHARE
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
		(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$659,501	330,416	$2.00	$559,063	328,037	$1.70

Effect of Dilutive Securities:
Stock options and other	–	4,053		–	6,001

Diluted:
Income attributable to common stock, including assumed conversions	$659,501	334,469	$1.97	$559,063	334,038	$1.67

6. STOCK-BASED COMPENSATION
     The Company adopted SFAS No. 123-R “Share-Based Payment” in 2004. This accounting statement requires the expensing of all options and other stock-based compensation that vest during the year based on the fair value determined at the date of grant. In addition, the Company also has stock appreciation rights outstanding that are cash-based and expensed based on the fair value determined at the end of each reporting period. For the three-month periods ended March 31, 2006 and 2005, total stock-based compensation cost reflected in income was $6 million ($4 million after tax) and $19 million ($12 million after tax), respectively. In addition, the related stock-based compensation cost capitalized as part of oil and gas properties was $2 million and $10 million for the three-month periods ended March 31, 2006 and 2005, respectively.
7. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides supplemental disclosure of cash flow information:

	For the Quarter Ended
	March 31,
	2006	2005
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$13,341	$15,702
Income taxes (net of refunds)	280,358	218,818
8. PENSION AND POST-RETIREMENT BENEFITS
     Apache has a non-contributory defined benefit pension plan that provides retirement benefits for certain North Sea employees meeting established age and service requirements. The pension plan is closed to new employees. Apache also has a post-retirement benefit plan which provides benefits for substantially all of its U.S. employees. The post-retirement benefit plan provides medical benefits up until age 65 and is contributory.
Net Periodic Cost
     The following table presents the plans’ net periodic benefit cost for the quarters ended March 31, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
	For the Three Months Ended March 31,
	2006	2005	2006	2005
		(In thousands)
Components of net periodic benefit cost:
Service cost	$1,700	$1,638	$400	$275
Interest cost	1,234	1,163	250	175
Expected return on plan assets	(1,360)	(1,256)	––	–
Amortization of transition obligation	–	–	13	13
Amortization of actuarial (gain)/loss	–	–	87	62

Net periodic benefit cost	$1,574	$1,545	$750	$525

Employer Contributions
     As previously disclosed in our financial statements for the year ended December 31, 2005, we expect to contribute $5 million to the pension plan and $321,000 to the post-retirement benefit plan in 2006. As of March 31, 2006, approximately $1 million of contributions have been made to the plans.

9. BUSINESS SEGMENT INFORMATION
     Apache has interests in seven countries: the United States, Canada, Egypt, Australia, the United Kingdom (UK), China and Argentina. The Company evaluates segment performance based on profit and loss from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache’s reportable segments are managed separately because of their geographic locations. Financial information by reportable segment is presented below:

	United				UK	Other
	States	Canada	Egypt	Australia	North Sea	International	Total
				(In thousands)
For the Quarter Ended March 31, 2006
Oil and Gas Production Revenues	$693,685	$381,309	$398,470	$94,311	$353,841	$28,682	$1,950,298

Operating Income (1)	$357,439	$216,748	$304,331	$48,547	$151,329	$14,550	$1,092,944

Other Income (Expense):
Other							48,804
General and administrative							(45,672)
Financing costs, net							(22,814)

Income Before Income Taxes							$1,073,262

Total Assets	$9,112,847	$5,257,647	$2,530,666	$1,302,364	$1,641,706	$153,873	$19,999,103

For the Quarter Ended March 31, 2005
Oil and Gas Production Revenues	$661,212	$278,721	$299,720	$94,780	$257,717	$34,499	$1,626,649

Operating Income (1)	$369,046	$153,644	$222,992	$49,928	$135,825	$13,505	$944,940

Other Income (Expense):
Other							35,639
General and administrative							(50,411)
Financing costs, net							(31,588)
Income Before Income Taxes							$898,580

Total Assets	$7,467,839	$3,967,800	$2,103,270	$1,196,402	$1,363,273	$158,484	$16,257,068

1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating costs, gathering and transportation costs, and severance and other taxes.
10. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended March 31, 2006 (in thousands):

Asset retirement obligation as of December 31, 2005	$1,455,915
Liabilities incurred	25,347
Liabilities settled	(26,086)
Accretion expense	20,645

Asset retirement obligation as of March 31, 2006	$1,475,821

     Liabilities incurred primarily relate to abandonment obligations assumed in connection with current drilling activity and various small acquisitions closed during the period. Liabilities settled during the period primarily relate to properties plugged and abandoned or sold during the period.
11. LITIGATION
Texaco China B.V.
     Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (Texaco China). The arbitration award was subject to interest at nine percent until May 6, 2005, the date following the federal district court ruling discussed below. On May 6, 2005, the interest rate dropped to 3.33 percent. Apache accrued $3.2 million of interest expense in 2004, $3.8 million in 2005 and

$593,000 in the first quarter of 2006. In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), later adding Apache Bohai Corporation LDC (Apache Bohai) to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai’s alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache filed an application to vacate the award in federal court. Texaco China filed an application to confirm the award in the same court. On May 5, 2005, the federal district court ruled in favor of Texaco China. The Company has appealed that decision to the circuit court of appeals. In January 2005, while awaiting the decision of the U.S. federal courts, Texaco China also filed a proceeding against Apache China and Apache Bohai in the People’s Republic of China to recognize the award, apparently seeking the same relief as sought in U.S. federal court. The parties subsequently agreed to stay enforcement of the arbitration award in China and elsewhere pending the final, determinative outcome of all possible appeals in the U.S. federal courts. A hearing on the appeal was held in April 2006, however, the Court of Appeals has not yet provided its decision.
Predator
     In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery in the Ladyfern area of northeast British Columbia made by Apache Canada Ltd. (Apache Canada) and Murphy during 2000. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and later reduced this amount to approximately C$3.6 billion. In September 2004, the Canadian court granted Apache Canada’s motion for summary judgment on the counterclaim, dismissing more than C$3 billion of Predator’s claims against Apache Canada and Murphy, and dismissing all claims against both Murphy’s president and Apache Canada’s president. Predator appealed the summary judgment. On February 28, 2006, the Court of Appeal of Alberta dismissed Predator’s appeal. Predator has informed Apache that it will not seek review by the Supreme Court of Canada. The trial court also granted Apache Canada’s request for costs and disbursements in the approximate amount of C$700,000, which Predator has paid. The Canadian court has also granted Predator’s request to add some new mismanagement of operations claims to its counterclaim, which now totals approximately C$365 million. A trial on Apache and Murphy’s claims against Predator, as well as Predator’s surviving counterclaims against Murphy and Apache Canada began on April 24, 2006 and is expected to continue at least through the end of May 2006. While management believes Predator’s counterclaim against Apache Canada is without merit, an adverse judgment is possible. Exposure related to this lawsuit is not currently determinable.
Egypt Tax Authority
     As of the end of 2004, the Egyptian Tax Authority (ETA) had issued claims for back taxes against various Apache subsidiaries in Egypt totaling approximately $113.4 million (at current exchange rates) relating to periods as far back as 1994. In July 2005, the ETA made a new claim for approximately $85 million of additional taxes for the 1994-99 tax years. On January 30, 2006, ETA cancelled the new claim in its entirety, with no liability to Apache. On March 16, 2006, ETA cancelled one of the two remaining tax claims in its entirety, with no liability to Apache.
     There is a single remaining ETA claim, relating to the Khalda concession agreement, in the approximate amount of $15.4 million (at current exchange rates). With respect to the remaining claim, while an adverse judgment against Apache is possible, Egyptian concession agreements clearly provide that the Egyptian General Petroleum Corporation is responsible for the payment of all taxes related to the operation of the concessions. Apache believes that the claim of the ETA is unsupported by either the facts or the language of the Khalda concession agreement, which has the force of law in Egypt. Apache’s subsidiary, Apache Khalda Corporation LDC, has contested liability with respect to that claim by filing an action in Egyptian civil court. In addition, pursuant to a 2005 change in the Egyptian tax law, Apache has petitioned the Committee for the Reconsideration of Final Assessment for reconsideration of the original claims. The Committee for the Reconsideration of Final Assessment, which is the final appeal committee in the Tax Authority and is empowered to overrule Tax Authority claims, has accepted Apache’s petition for reconsideration. A decision by the Committee is expected sometime during the second quarter of 2006. Apache plans to vigorously pursue its remedies with respect to this remaining claim.
Argentine Environmental Claims
     In connection with the Pioneer Acquisition, the Company acquired a subsidiary of Pioneer in Argentina (“PNRA”) that is involved in various administrative proceedings with environmental authorities in the Neuquén

Province relating to permits for and discharges from operations in that province. PNRA is cooperating with the proceedings, although it from time to time challenges whether certain assessed fines, which could exceed $100,000, are appropriate. The authorities have suspended and delayed the issuance of environmental permits for new wells and some existing wells in the Neuquén Province, pending conduct of an environmental audit and inventory of all wells, which may be followed by a remediation plan. PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice. The plaintiffs, a private group of landowners, have also named the national government and several provinces as third parties. The lawsuit alleges injury to the environment generally by the oil and gas industry. The plaintiffs principally seek from all defendants, jointly, (i) the remediation of the contaminated sites, of the superficial and underground waters, and of the soil that was degraded as a result of deforestation, (ii) if the remediation is not possible, payment of an indemnification for the material and moral damages, estimated by the plaintiff to be of an aggregate amount of approximately $5.5 billion claimed from all defendants operating in the Neuquén basin, of which PNRA is a small portion, (iii) adoption of all of the necessary measures to prevent future environmental damages, and (iv) the creation of a private restoration fund to provide coverage for remediation of potential future environmental damages. Much of the alleged damage relates to operations by the Argentine state oil company, which conducted oil and gas operations throughout Argentina prior to its privatization, which began in 1990. While the plaintiffs will seek to make all oil and gas companies operating in the Neuquén basin jointly liable for each others’ actions, PNRA will defend on an individual basis and attempt to require the plaintiffs to delineate damages by company. PNRA intends to defend itself vigorously in the case. It is not certain exactly how or what the court will do in this matter as it is the first of its kind. No prediction can be made whether PNRA may incur liabilities related to the environmental claims. PNRA’s exposure related to this lawsuit is not currently determinable.
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
12. SUBSEQUENT EVENT
     On April 19, 2006, the Company announced that its Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock. The market value on the date of the announcement was approximately $1 billion. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any purchases will be at the discretion of Apache’s management. The Company initiated the purchase program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through May 8, 2006 the Company had purchased 1,500,000 of the shares authorized by its Board of Directors.
13. SUPPLEMENTAL GUARANTOR INFORMATION
     Apache Finance Pty Ltd. (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are subsidiaries of Apache that have issuances of publicly traded securities and require the following condensed consolidating financial statements be provided as an alternative to filing separate financial statements.
     Each of the companies presented in the condensed consolidating financial statements has been fully consolidated in Apache’s consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and Subsidiaries and notes.

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2006

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$666,299	$–	$–	$–	$1,349,184	$(65,185)	$1,950,298
Equity in net income (loss) of affiliates	441,811	6,760	9,555	71,778	(12,166)	(517,738)	–
Other	69,875	–	–	–	(21,071)	–	48,804

	1,177,985	6,760	9,555	71,778	1,315,947	(582,923)	1,999,102

OPERATING EXPENSES:
Depreciation, depletion and amortization	150,692	–	–	–	221,885	–	372,577
Asset retirement obligation accretion	15,083	–	–	–	5,562	–	20,645
Lease operating costs	131,736	–	–	–	225,063	(65,185)	291,614
Gathering and transportation costs	7,710	–	–	–	18,394	–	26,104
Severance and other taxes	27,609	–	–	–	118,805	–	146,414
General and administrative	37,310	–	–	–	8,362	–	45,672
Financing costs, net	19,924	–	4,583	14,111	(15,804)	–	22,814

	390,064	–	4,583	14,111	582,267	(65,185)	925,840

INCOME (LOSS) BEFORE INCOME TAXES	787,921	6,760	4,972	57,667	733,680	(517,738)	1,073,262
Provision (benefit) for income taxes	127,000	–	(1,788)	(4,740)	291,869	–	412,341

NET INCOME	660,921	6,760	6,760	62,407	441,811	(517,738)	660,921
Preferred stock dividends	1,420	–	–	–	–	–	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$659,501	$6,760	$6,760	$62,407	$441,811	$(517,738)	$659,501

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2005

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$650,906	$–	$–	$–	$1,046,614	$(70,871)	$1,626,649
Equity in net income (loss) of affiliates	345,079	9,485	12,462	50,260	(12,352)	(404,934)	–
Other	30,185	–	–	–	5,454	–	35,639

	1,026,170	9,485	12,462	50,260	1,039,716	(475,805)	1,662,288

OPERATING EXPENSES:
Depreciation, depletion and amortization	149,384	–	–	–	190,029	–	339,413
Asset retirement obligation accretion	7,834	–	–	–	5,325	–	13,159
Lease operating costs	104,955	–	–	–	199,087	(70,871)	233,171
Gathering and transportation costs	7,949	–	–	–	15,831	–	23,780
Severance and other taxes	20,077	–	–	–	52,109	–	72,186
General and administrative	40,317	–	–	–	10,094	–	50,411
Financing costs, net	19,919	–	4,512	14,110	(6,953)	–	31,588

	350,435	–	4,512	14,110	465,522	(70,871)	763,708

INCOME (LOSS) BEFORE INCOME TAXES	675,735	9,485	7,950	36,150	574,194	(404,934)	898,580
Provision (benefit) for income taxes	115,252	–	(1,535)	(4,735)	229,115	–	338,097

NET INCOME	560,483	9,485	9,485	40,885	345,079	(404,934)	560,483
Preferred stock dividends	1,420	–	–	–	–	–	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$559,063	$9,485	$9,485	$40,885	$345,079	$(404,934)	$559,063

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$401,155	$–	$(3,699)	$(1,575)	$647,403	$–	$1,043,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(328,668)	–	–	–	(683,371)	–	(1,012,039)
Acquisition of Amerada Hess properties	(230,080)	–	–	–	–	–	(230,080)
Proceeds from sale of Egyptian properties	–	–	–	–	409,197	–	409,197
Investment in subsidiaries, net	18,046	(3,500)	–	–	(5,264)	(9,282)	–
Other, net	26,817	–	–	–	(80,399)	–	(53,582)

NET CASH USED IN INVESTING ACTIVITIES	(513,885)	(3,500)	–	–	(359,837)	(9,282)	(886,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	158,199	–	199	1,575	(22,468)	20,768	158,273
Payments on debt	(3,800)	–	–	–	–	–	(3,800)
Dividends paid	(34,433)	–	–	–	–	–	(34,433)
Common stock activity	3,238	3,500	3,500	–	4,486	(11,486)	3,238
Treasury stock activity, net	936	–	–	–	–	–	936
Cost of debt and equity transactions	(182)	–	–	–	–	–	(182)
Other	(5,657)	–	–	–	–	–	(5,657)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	118,301	3,500	3,699	1,575	(17,982)	9,282	118,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,571	–	–	–	269,584	–	275,155

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,785	–	2	1	225,072	–	228,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,356	$–	$2	$1	$494,656	$–	$504,015

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2005

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$345,817	$–	$(3,624)	$(77)	$494,056	$–	$836,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment.	(220,438)	–	–	–	(569,912)	–	(790,350)
Investment in subsidiaries, net	(103,628)	(3,500)	–	–	(3,689)	110,817	–
Other, net	49,147	–	–	–	(16,699)	–	32,448

NET CASH USED IN INVESTING ACTIVITIES	(274,919)	(3,500)	–	–	(590,300)	110,817	(757,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	6,793	–	124	77	98,943	(99,075)	6,862
Payments on debt	(62,700)	–	–	–	(830)	–	(63,530)
Dividends paid	(27,631)	–	–	–	–	–	(27,631)
Common stock activity	7,771	3,500	3,500	–	4,742	(11,742)	7,771
Treasury stock activity, net	(2,085)	–	–	–	–	–	(2,085)
Cost of debt and equity transactions	(78)	–	–	–	–	–	(78)
Other	10,679	–	–	–	–	–	10,679

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(67,251)	3,500	3,624	77	102,855	(110,817)	(68,012)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,647	–	–	–	6,611	–	10,258

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	597	–	2	3	110,491	–	111,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,244	$–	$2	$3	$117,102	$–	$121,351

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,356	$–	$2	$1	$494,656	$–	$504,015
Receivables, net of allowance	660,716	–	–	–	786,254	–	1,446,970
Inventories	28,781	–	–	–	197,980	–	226,761
Drilling advances and others	95,417	–	–	–	84,111	–	179,528

	794,270	–	2	1	1,563,001	–	2,357,274

PROPERTY AND EQUIPMENT, NET	8,098,560	–	–	–	9,217,967	–	17,316,527

OTHER ASSETS:
Intercompany receivable, net	1,035,760	–	(4,077)	(255,775)	(775,908)	–	–
Goodwill, net	–	–	–	–	189,252	–	189,252
Equity in affiliates	6,270,078	324,391	566,499	1,698,511	(1,196,936)	(7,662,543)	–
Deferred charges and other	56,839	–	–	4,222	74,989	–	136,050

	$16,255,507	$324,391	$562,424	$1,446,959	$9,072,365	$(7,662,543)	$19,999,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$154,300	$–	$–	$–	$3,274	$–	$157,574
Accounts payable	372,094	–	–	–	297,277	–	669,371
Other accrued expenses	766,755	–	4,956	51,741	485,227	–	1,308,679

	1,293,149	–	4,956	51,741	785,778	–	2,135,624

LONG-TERM DEBT	1,271,530	–	269,469	646,876	1,251	–	2,189,126

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,232,118	–	(36,392)	4,659	1,578,524	–	2,778,909
Advances from gas purchasers	62,400	–	–	–	–	–	62,400
Asset retirement obligation	914,858	–	–	–	400,800	–	1,315,658
Derivative instruments	92,207	–	–	–	(1)	–	92,206
Other	132,749	–	–	–	35,935	–	168,684

	2,434,332	–	(36,392)	4,659	2,015,258	–	4,417,857

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	11,256,496	324,391	324,391	743,683	6,270,078	(7,662,543)	11,256,496

	$16,255,507	$324,391	$562,424	$1,446,959	$9,072,365	$(7,662,543)	$19,999,103

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

					All Other
					Subsidiaries
	Apache	Apache	Apache	Apache	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Finance Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,785	$–	$2	$1	$225,072	$–	$228,860
Receivables, net of allowance	516,208	–	–	–	928,337	–	1,444,545
Inventories	30,276	–	–	–	179,394	–	209,670
Drilling advances and other	188,607	–	–	–	90,395	–	279,002

	738,876	–	2	1	1,423,198	–	2,162,077

PROPERTY AND EQUIPMENT, NET	7,680,469	–	–	–	9,110,871	–	16,791,340

OTHER ASSETS:
Intercompany receivable, net	1,058,228	–	(3,936)	(254,216)	(800,076)	–	–
Goodwill, net	–	–	–	–	189,252	–	189,252
Equity in affiliates	5,833,283	315,460	558,215	1,609,007	(1,183,600)	(7,132,365)	–
Deferred charges and other	44,974	–	–	4,301	79,852	–	129,127

	$15,355,830	$315,460	$554,281	$1,359,093	$8,819,497	$(7,132,365)	$19,271,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$378,247	$–	$–	$946	$335,405	$–	$714,598
Accrued expenses and other	687,125	–	5,619	38,343	740,879	–	1,471,966

	1,065,372	–	5,619	39,289	1,076,284	–	2,186,564

LONG-TERM DEBT	1,271,431	–	269,411	646,860	4,252	–	2,191,954

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,140,457	–	(36,209)	4,782	1,471,599	–	2,580,629
Advances from gas purchasers	68,768	–	–	–	–	–	68,768
Asset retirement obligation	972,024	–	–	–	390,334	–	1,362,358
Oil and gas derivative instruments	152,430	–	–	–	–	–	152,430
Other	144,133	–	–	–	43,745	–	187,878

	2,477,812	–	(36,209)	4,782	1,905,678	–	4,352,063

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	10,541,215	315,460	315,460	668,162	5,833,283	(7,132,365)	10,541,215

	$15,355,830	$315,460	$554,281	$1,359,093	$8,819,497	$(7,132,365)	$19,271,796

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in the Company’s most recent annual report on Form 10-K.
Overview
     Apache Corporation (Apache or the Company) reported first-quarter 2006 earnings of $660 million, 18 percent higher than the $559 million reported in the first quarter of 2005. Cash provided by operating activities totaled $1 billion, $207 million more than the first quarter of 2005. The improvements in earnings and cash flow reflect higher price realizations for both crude oil and natural gas and an eight percent increase in average daily gas production. Crude oil production was eight percent below the comparable 2005 quarter, primarily from Gulf of Mexico production remaining shut-in because of Hurricanes Katrina and Rita. The improvement in prices more than offset the impact of generally rising costs on net income. Robust commodity prices in the oil and gas industry generally drive an increase in demand for services and thus are typically accompanied by higher service costs. Also, while we benefit from high oil and natural gas prices, those same high prices impact many of our lease operating expense components, such as chemicals, fuel and power. A more detailed discussion of these and other expense components can be found under the Costs section of this Item 2.
     Our 2006 first-quarter crude oil price realizations were up in all regions, averaging $57.41 per barrel on a consolidated basis, 25 percent higher than the first quarter of 2005. Continuing geopolitical tensions throughout the world and rising demand from developing nations, coupled with a reported precarious supply and demand balance, have often been pointed to as the catalysts driving crude oil prices higher, even in the face of rising U.S. crude oil inventory levels. Going forward, many other factors could impact both the price we receive for our crude oil and our ultimate net profit. On April 24, 2006, the U.S. administration announced suspension of oil deliveries into the Strategic Petroleum Reserve. While the volumes associated with this policy shift are a pittance of daily U.S. demand, the symbolism, coupled with a growing hostility toward energy companies by the U.S. Congress, could have an impact on the price we receive for some of our crude oil and our profits. Calls for legislative action continue to grow, including price controls, a windfall profits tax and incentives to switch to alternative fuels. We believe any such legislation would be counter-productive by lessening the incentive to drill for new reserves, thereby exacerbating rather than helping meet the challenge of rising worldwide demand. However, 73 percent of Apache’s oil production in the first quarter was diversified outside of the United States. Natural gas realizations during the first quarter of 2006 averaged $6.37 per thousand cubic feet (Mcf) on a worldwide basis, 20 percent more than the same quarter in 2005. While the direction of natural gas price is more influenced by local conditions and events, at least some of the potential legislative action mentioned above could impact the price we receive for natural gas we supply in the U.S. In the first quarter, 56 percent of our gas production was outside the U.S. and 27 percent was outside North America.
     Other 2006 first-quarter financial and operating results include:
•	Our oil and gas production revenues of $1.95 billion were 20 percent, or $324 million higher, than the 2005 first quarter. The higher revenues were driven by higher oil and natural gas prices and increased gas production.

•	Debt at quarter’s end was 17.3 percent of total capitalization, 5.4 percent less than the 22.7 percent at the end of the first quarter of 2005. In addition, the Company had $504 million of cash on hand.

•	Natural gas production averaged a record 1,359 million cubic feet per day (MMcf/d) with double-digit growth in all of our core natural gas producing regions except the Gulf Coast, where production was 17 percent lower, primarily because of lingering shut-ins from the 2005 hurricanes. Estimated first quarter production shut-in because of the hurricanes averaged 49 MMcf/d.

•	Egypt’s production was up 37 percent to 213 MMcf/d with most of the improvement associated with our Khalda Concession Qasr field which commenced production during the third quarter of 2005.

•	Australia’s natural gas production increased 40 MMcf/d, or 35 percent, to 154 MMcf/d compared to the prior-year equivalent quarter. The increase was related to production from the John Brookes field, which commenced during the second half of 2005.

•	Natural gas production averaged 247 MMcf/d from our U.S. Central Region, improving 18 percent from the 2005 first quarter primarily on productive drilling results.

•	Canada’s production was up 39 MMcf/d from the prior-year quarter to 386 MMcf/d primarily on production Apache established on the ExxonMobil Grant Lands and new wells in the Nevis and Consort areas.

•	Worldwide crude oil production averaged 220,460 barrels per day (b/d), 20,083 b/d less than the 2005 period. Estimated first quarter production shut-in in our Gulf Coast region because of the hurricanes averaged 17,822 b/d.

•	Australia’s daily oil production was 25 percent below the prior-year period as natural decline, particularly in the Legendre and Linda fields, and loss of liquids from the East Spar field, more than offset production from the John Brookes, Mohave and Rose fields. Production from the latter three fields commenced in mid-to-late 2005. Production from the East Spar field ceased in early 2005. Production averaged 11,911 b/d during the 2006 first quarter compared to 15,976 b/d in the 2005 quarter.

•	U.S. Central Region crude oil production averaged 30,311 b/d, a 4,571 barrel improvement over the prior-year quarter. Production from the Amerada Hess properties acquired in January 2006 and productive drilling results drove the gains.
     On April 25, 2006, we closed the acquisition of Pioneer Natural Resources’ (Pioneer) operations in Argentina and on April 19, 2006, we signed an agreement to acquire British Petroleum’s (BP) remaining producing properties on the Outer Continental Shelf of the Gulf of Mexico. We expect these two transactions to be additive to future earnings and cash flow with minimal impact on our oil and natural gas production mix. These transactions are discussed in more detail below in this Item 2.
     Capital Expenditures:
     Capital expenditures, exclusive of acquisitions, totaled $1 billion for the first three months of 2006, 14 percent higher than the comparable period last year. Expenditures for exploration and production activity accounted for approximately 90 percent, or $918 million, of the capital spending, a $126 million increase over last year’s first quarter. The remaining balance of capital spending was primarily for gathering, marketing and processing facilities which totaled $92 million, comparable with last year.
•	In the U.S., the Company spent $320 million on exploration and development activity, including recompletions and production platforms and facilities. The Company drilled 112 wells in its Central region and 18 wells in the Gulf Coast region, 13 offshore and 5 onshore.

•	Canada’s exploration and development capital totaled $376 million. The region drilled 344 wells, primarily in the Zama, Northeast British Columbia and ExxonMobil Grant Land areas. The capital investments also included recompletion activity and production facilities. Another $60 million was spent on gas gathering, transmission and processing facilities.

•	Egypt drilled five exploration wells, resulting in three discoveries, 22 development/extension wells and completed various recompletions. Capital expenditures for exploration and development activity totaled $100 million. Gas gathering, transmission and processing facilities capital totaled $31 million.

•	North Sea capital of $82 million included platform and production facility modifications, recompletions and new drilling activity.

•	Australia’s capital for exploration and development totaled $34 million for the quarter.
     Acquisitions and Divestitures:
•	On January 5, 2006, the Company completed its purchase of Amerada Hess’s interest in eight fields located in the Permian Basin of West Texas and New Mexico for $269 million, subject to post-closing adjustments.

Apache estimates that these fields contained proved reserves of 27 million barrels of liquid hydrocarbons and 27 billion cubic feet of natural gas as of year-end 2005. The Company had previously announced on October 13, 2005 that it had agreed to purchase Amerada Hess’s interest for $404 million. The price and number of properties involved in this transaction were reduced as a result of third parties exercising their preferential rights.

•	On January 6, 2006, the Company completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. Apache did not have any oil and gas reserves recorded for these properties. Apache first announced this transaction on October 13, 2005.
     Impact of 2005 Hurricanes:
     The hurricanes that struck the Gulf of Mexico in 2005 continue to impact the Company’s U.S. gulf coast operations, both onshore and offshore Louisiana and Texas. The hurricanes reduced Apache’s first quarter 2006 average annual daily production of natural gas by an estimated 49 MMcf/d and of crude oil by 17,822 b/d. As of March 31, 2006, approximately 40 MMcf/d of net natural gas production and 14,400 b/d of net crude oil production per day remained shut-in. While we have made significant progress in restoring production, a portion of the production will likely remain shut-in for the remainder of the year.
     The lost production resulted in an estimated $134 million reduction of crude oil and natural gas revenues during the quarter. The shut-in production, however, reduced depletion expense by $23 million for the period. The Company also accrued the remaining $71 million of business interruption insurance claims during the first quarter of 2006 in “Other” under “Revenues and Other” of the Statement of Consolidated Operations.
     As described in our 2005 Form 10-K, numerous operated and non-operated offshore production platforms and onshore facilities sustained damage as a result of the storms. The Company continues to incur costs to repair or abandon these properties, but total cost estimates remain consistent with prior periods. A portion of these costs incurred will be recovered through insurance proceeds. The estimated $492 million of abandonment obligations resulted in additional first quarter depletion expense of approximately $8 million and increased accretion expense of an additional $7 million.
     The Company continues to carry property damage insurance of $250 million per event in coverage provided through Oil Insurance Limited (OIL). However, in response to large losses caused by Hurricanes Katrina and Rita, OIL reassessed its 2006 surcharge for withdrawing from the mutual. The Company recorded an additional $12 million in OIL liability for this assessment during the first quarter. Premiums for OIL membership have remained similar to prior year charges. Unfortunately, we have noticed reduced insurance capacity for windstorm damage in the Gulf of Mexico and substantially increased premium rates. As a result, there is no assurance that Apache will be able to arrange equivalent insurance to cover its Gulf of Mexico exposures at a reasonable cost when the current policies expire.
     2006 Second-Quarter Events:
•	On April 25, 2006, the Company completed the purchase of Pioneer’s operations in Argentina for $675 million. This transaction was first announced on January 17, 2006. Apache estimates the transaction includes proved reserves of 22 million barrels (MMbbls) of liquid hydrocarbons and 297 billion cubic feet (Bcf) of natural gas. The oil and gas assets are located in the Neuquen, San Jorge and Austral basins of Argentina. Net current production is approximately 9,000 b/d of liquid hydrocarbons and 125 MMcf/d of natural gas. The assets include five operated and three non-operated gas processing plants and 112 miles of operated pipelines in the Neuquen Basin. Also included are 2,200 square miles of 3-D seismic data.

•	On April 19, 2006, the Company announced that it had finalized an agreement to acquire BP’s remaining producing properties on the Outer Continental Shelf of the Gulf of Mexico for $1.3 billion in cash. The properties include 18 producing fields (11 of which are operated) covering 92 blocks with estimated proved reserves of 27 million barrels of liquid hydrocarbons and 185 Bcf of natural gas. Some of the fields are subject to exercise of preferential rights to purchase by other interest owners. The transaction, which is subject to government approvals, is expected to close by the end of the second quarter.

•	On April 19, 2006, the Company announced that its Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock. The market value on the date of the announcement was approximately $1 billion. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any purchases will be at the discretion of Apache’s management. The Company initiated the program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through May 8, 2006 the Company had purchased 1,500,000 of the shares authorized by its Board of Directors.

Results of Operations
Revenues
     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

	For the Quarter Ended March 31,
			Increase
	2006	2005	(Decrease)
Revenues (in thousands):
Oil	$1,138,998	$996,997	14.24%
Natural gas	779,399	600,950	29.69%
Natural gas liquids	31,901	28,702	11.15%

Total	$1,950,298	$1,626,649	19.90%

Oil Volume – Barrels per day:
United States	59,290	73,630	(19.48%)
Canada	21,691	23,277	(6.81%)
Egypt	57,292	54,579	4.97%
Australia	11,911	15,976	(25.44%)
North Sea	64,445	61,870	4.16%
China	4,559	10,507	(56.61%)
Argentina	1,272	704	80.68%

Total	220,460	240,543	(8.35%)

Average Oil Price – Per barrel:
United States	$50.22	$44.00	14.14%
Canada	54.17	47.14	14.91%
Egypt	60.89	48.77	24.85%
Australia	66.39	52.99	25.29%
North Sea	60.66	46.10	31.58%
China	58.12	33.91	71.39%
Argentina	39.30	33.97	15.69%
Total	57.41	46.05	24.67%
Natural Gas Volume – Mcf per day:
United States	601,045	637,803	(5.76%)
Canada	385,982	346,742	11.32%
Egypt	212,874	155,328	37.05%
Australia	153,659	113,734	35.10%
North Sea	2,269	2,178	4.18%
Argentina	3,143	3,473	(9.50%)

Total	1,358,972	1,259,258	7.92%

Average Natural Gas Price – Per Mcf:
United States	$7.41	$6.04	22.68%
Canada	7.73	5.59	38.28%
Egypt	4.41	4.30	2.56%
Australia	1.67	1.82	(8.24%)
North Sea	9.98	5.30	88.30%
Argentina	1.19	0.91	30.77%
Total	6.37	5.30	20.19%
Natural Gas Liquids (NGL) – Barrels per day:
United States	7,553	9,104	(17.04%)
Canada	2,178	2,419	(9.96%)

Total	9,731	11,523	(15.55%)

Average NGL Price – Per barrel:
United States	$36.52	$28.26	29.23%
Canada	36.10	25.46	41.79%
Total	36.43	27.68	31.61%

     Crude Oil Revenues
     First-quarter crude oil revenues increased $142 million from the comparable 2005 quarter on a $11.36 per barrel increase in average realized oil price, which more than offset an eight percent decline in daily production. All segments reported increases in realized crude oil price, with the North Sea and Egypt also benefiting from production growth compared to first quarter 2005.
     The North Sea’s first-quarter 2006 crude oil revenues were $95 million higher than the comparable quarter of 2005, reflecting higher price realizations and a four percent increase in production. The higher price realizations generated additional revenues of $81 million when compared to the same quarter in 2005, while the higher production added $14 million. The production growth reflects a successful drilling program and improved run-time.
     Egypt contributed additional revenues of $74 million in the first quarter of 2006 compared to the same quarter in 2005. This increase in revenue was primarily attributable to a 25 percent increase in crude oil price, with a 2,713 b/d increase in production generating $15 million of the increase in revenues. The production increase relates to discoveries at the East Bahariya, Umbarka and onshore West Mediterranean concessions plus additional Khalda sales through Qasr facilities.
     Canada’s first-quarter 2006 revenues increased $7 million over first quarter 2005 on a 15 percent increase in price, which offset a seven percent, or 1,586 b/d, decrease in oil production. Canada production was impacted by natural decline in the Zama, Midale, Virginia Hills and House Mountain operated areas, as well as natural decline on non-operated Karr Simonette which were partially offset by new drills in various fields.
     U.S. first-quarter 2006 crude oil revenues decreased $24 million compared to the same quarter of 2005. This decrease was the result of a 19 percent decrease in production while our crude oil price for first-quarter 2006 was 14 percent higher than the comparable 2005 quarter. The first-quarter 2006 average realized price includes an unfavorable $4.91 per barrel hedge loss. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q.) The U.S. production was impacted by hurricane downtime, natural decline and facility downtime which was partly offset by new drills and recompletions.
     China’s first-quarter 2006 revenues decreased $8 million compared to the first quarter of 2005 with $23 million of additional revenues related to a 71 percent increase in crude oil price, offset by a 57 percent decrease in net production. Apache’s volumes were down due to partner advances being fully recovered in the second half of 2005, thereby reducing Apache’s net entitlement volumes.
     Australia’s first quarter 2006 crude oil revenues decreased $5 million compared to the first quarter 2005. This decrease reflects a 25 percent decline in production partially offset by a 25 percent increase in price. The decrease in daily oil production resulted from inefficiencies in gas lift compression and decline in the Legendre field, lower liquids associated with ceased and declining production from East Spar and Linda gas fields and the impact of five cyclones in the first quarter of 2006. These declines were partially offset by condensate production associated with commencement of the John Brookes field and successful results from the Stag work and optimization program. Also, contributing were the Mohave, Artreus and Bambra fields, all of which began production during the second half of 2005.
     Approximately eight percent of our worldwide crude oil production was subject to financial derivative hedging for the first quarter of 2006 compared to six percent in 2005. Currently, all of our crude oil derivative positions have been designated against U.S. production. These financial derivative instruments reduced our first-quarter 2006 and 2005 worldwide realized price $1.32 and $.34 per barrel, respectively. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of the current derivative positions and terms.)
     Natural Gas Revenues
     Our first-quarter 2006 natural gas revenues increased $178 million from the prior-year quarter as a 20 percent increase in our realized natural gas price generated an additional $121 million in gas revenues for the quarter. An eight percent increase in natural gas production added $57 million to first-quarter 2006 revenues, relative to the comparable prior-year quarter. While all of our reportable segments, except for Australia, realized an increase in natural gas price, the increase in the U.S. and Canada had the most significant impact on first quarter revenues.

North Sea, Egypt and Australia also contributed increased gas revenues from higher production, while the additional price-driven revenues generated in the U.S. were partially offset by a six percent decline in production.
     U.S. first-quarter 2006 natural gas revenues were $54 million higher than the same quarter of 2005. U.S. first quarter natural gas prices, which were up 23 percent, contributed $79 million of additional revenues, while a six percent production decline, lowered revenues $25 million, when compared to the comparable prior-year quarter. While U.S. production was down quarter-over-quarter because of the hurricanes, natural declines and facility downtime, production gains in other areas, including an 18 percent gain in the Central region, offset some of the hurricane impact. The Central region was up on active drilling and recompletion programs and acquisitions.
     Canada’s first-quarter 2006 natural gas revenues increased $94 million over the comparable quarter of 2005. This increase related to a 38 percent increase in price and an 11 percent increase in production. Production increased 39,240 Mcf/d, as a result of successful drilling efforts at the Nevis, Zama, Consort areas and the ExxonMobil lands, which more than offset natural declines in the Ladyfern and other Northeast British Columbia areas.
     Egypt contributed an additional $24 million to first-quarter 2006 consolidated natural gas revenues compared to the same quarter of 2005. This increase is attributable to a favorable three percent price movement and a 37 percent increase in production. Egypt’s production growth was associated with nearly full production from the Khalda Concession’s Qasr field.
     Australia’s 2006 first quarter natural gas revenues were $5 million higher than the respective prior-year period. Australia’s natural gas production increased 35 percent compared to first-quarter 2005, while the price decreased eight percent over the 2005 quarter. The impact on revenues was minimal, given the relatively low natural gas price. The production increase related to commencement of production from the John Brookes field.
     Although a majority of our worldwide gas sales contracts are indexed to prevailing market prices, approximately nine percent and 10 percent of our first-quarter 2006 and 2005 U.S. natural gas production, respectively, was subject to long-term, fixed-price physical contracts. These fixed-price contracts reduced first-quarter 2006 and 2005 worldwide realized prices $.21 and $.11 per Mcf, respectively. Additionally, nearly all of our Australian natural gas production is subject to long-term, fixed-price supply contracts that are periodically adjusted for changes in Australia’s consumer price index. Since these contracts are denominated in Australian dollars, the resulting revenues are impacted by changes in the value of the Australian dollar relative to the U.S. dollar.
     Approximately eight percent and 12 percent of our worldwide natural gas production was subject to financial derivative hedges for the first-quarter of 2006 and 2005, respectively. Currently, all of our natural gas derivative positions have been designated against Gulf of Mexico production. These derivative financial instruments reduced our first-quarter 2006 and 2005 consolidated realized prices $.17 and $.02 per Mcf, respectively. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of our current derivative positions and terms.)
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2006	2005	2006	2005
	(In millions)		(Per Boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment	$346	$320	$8.42	$7.69
Other assets	26	20	.64	.47
Asset retirement obligation accretion	21	13	.50	.32
Lease operating costs	292	233	7.09	5.61
Gathering and transportation costs	26	24	.64	.57
Severance and other taxes	146	72	3.56	1.74
General and administrative expenses	46	50	1.11	1.21
Financing costs, net	23	32	.57	.76

Total	$926	$764	$22.53	$18.37

Depreciation, Depletion and Amortization (DD&A)
     First-quarter 2006 full-cost DD&A expense of $346 million was $26 million higher than the comparative quarter of 2005. The Company’s 2006 first-quarter full-cost DD&A rate increased $.73 per boe, to $8.42, from the same quarter last year reflecting rising industry-wide drilling and finding costs, especially in the U.S. and Canada. The increase in costs, including increased estimates of future development costs, is related to increased demand for drilling services, a consequence of both higher oil and gas prices and the need to repair damage caused by the hurricanes Katrina and Rita. The increase in DD&A was mitigated by a decline in Egypt resulting from the sale of Egypt’s West Mediterranean concession.
     Lease Operating Costs (LOE)
     LOE increased $59 million from the first quarter of last year to $292 million in the first quarter of 2006. The increase was primarily associated with North America and was driven by higher service costs and increased insurance expense attributable to damages incurred in the 2005 hurricane season.
     First-quarter 2006 LOE per boe of $7.09 was $1.48 higher than the same quarter in 2005. Approximately one-third of the increase was associated with the volumes shut-in because of the hurricanes and a non-cash hurricane-related charge that is incurred only if the Company elects to terminate its membership in OIL, an insurance mutual with 80-plus members.
     The remaining increase in the per unit rate was attributable to higher service costs associated with rising commodity prices, driving increases in repair and maintenance costs, ad valorem costs, contract labor, and the impact of a weaker U.S. dollar on Canadian LOE. Historically, electricity, fuel and ad valorem costs have been directly impacted by rising commodity prices. Other service costs have historically risen as a result of increased activity, and hence demand, in high commodity price environments. On a region basis, the U.S. added $1.01, Canada $.33, the North Sea $.08 and China $.06 to our consolidated rate. Higher fuel and service costs drove the increase in the North Sea, while China’s increase in LOE per boe was a result of a decline in production volumes as partner advances were fully recovered in the second half of 2005, thereby reducing the Company’s net entitlement.
     For a more detailed discussion of production, refer to “Results of Operations – Revenues” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Gathering and Transportation Costs
     Gathering and transportation costs totaled $26 million in the first quarter of 2006, up $2 million from the 2005 comparative quarter. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended
	March 31,
	2006	2005
	(In millions)
U.S.	$8	$8
Canada	9	8
North Sea	7	7
Egypt	2	1

Total Gathering and Transportation	$26	$24

     For the first quarter of 2006 and 2005, these costs were primarily related to the transportation of natural gas in our North American operations and transportation of oil in the North Sea.

     Severance and Other Taxes
     First quarter 2006 severance and other taxes totaled $146 million, $74 million greater than the prior-year quarter. A detail of these taxes follows:

	For the Quarter Ended
	March 31,
	2006	2005
	(In millions)
Severance taxes	$31	$30
U.K. PRT	108	37
Canadian taxes	5	5
Other	2	–

Total Severance and Other Taxes	$146	$72

     North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. The increase is attributable to a production increase of four percent, a 32 percent increase in oil realizations and a 15 percent decrease in deductible costs. Severance taxes are incurred in the U.S. and Australia. U.S. severance taxes increased $7 million in line with higher production revenues. Australia severance taxes were $7 million lower reflecting lower excise taxes on production from Legendre, which declined period over period.
     General and Administrative Expenses
     General and administrative expenses (G&A) were $4 million lower compared to the first quarter of 2005. The reduced cost is related to the relative impact of Apache’s stock-based compensation which was greater in the 2005 quarter than the 2006 quarter.
     Provision for Income Taxes
     First-quarter 2006 income tax expense was $74 million greater than the prior-year quarter. The additional income tax expense was driven by higher taxable income related to increased revenues. A slightly higher effective tax rate also contributed to the higher taxes. The effective rate in the 2006 quarter was 38.4 percent compared to 37.6 percent in the 2005 quarter.
Capital Resources and Liquidity
Financial Indicators

	March 31,	December 31,
	2006	2005
Millions of dollars except as indicated
Cash	$504	$229
Current ratio	1.10	.99
Total debt	$2,347	$2,192
Shareholders’ equity	$11,256	$10,541
Percent of total debt to capitalization	17%	17%
Floating-rate debt/total debt	7%	–
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
     Given the Company’s current capital resource and liquidity position, an announcement was made in April 2006 that the Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock, currently valued at $1 billion. Shares may be purchased either in the open market or through privately negotiated transactions. The Company anticipates that any purchases will be made with excess cash flows and short-term borrowing, but the Company is not obligated to acquire any specific number of shares. The Company initiated the program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through May 8, 2006 the Company had repurchased 1,500,000 of the shares authorized by its Board of Directors.
     The Company’s ratio of current assets to current liabilities was 1.10 at March 31, 2006, compared to .99 at December 31, 2005. The increase in the ratio is the result of an increase in current assets of $195 million and a decrease in current liabilities of $51 million. The increase in current assets was driven by an increase in cash, which more than doubled, slightly offset by a decrease in Prepaid Assets and Other. Timing of payments resulted in fluctuations occurring in all current liability categories.
Net Cash Provided by Operating Activities
     Apache’s net cash provided by operating activities for the first quarter of 2006 totaled $1 billion, up from $836 million for the same period in 2005. The increase in 2006 cash flow is attributed primarily to the significant increase in commodity prices, which generated additional oil and gas revenues. The Company’s average realized crude oil price increased 25 percent, a reflection of generally higher worldwide prices. The Company also saw a 20 percent increase in natural gas prices. Additional revenues generated from an eight percent increase in gas production also contributed to the increased cash flows. These increases were partially offset by higher LOE, U.K. PRT and higher income taxes, all of which are generally up because of higher commodity prices. The Company reviews production costs for each core area on a monthly basis and pursues alternatives in maintaining efficient levels of costs and expenses. For a more detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Historically, fluctuations in commodity prices have been the primary reason for the Company’s short-term changes in cash flow from operating activities. Sales volume changes have also impacted cash flow in the short-term, but have not been as volatile as commodity prices. Apache’s long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations.
Debt
     During the first quarter of 2006, we continued to maintain our financial flexibility and build on our solid financial position. While our debt-to-capitalization ratio on March 31, 2006 remained constant from December 31, 2005 at 17 percent, cash on hand rose $275 million to $504 million. On March 31, 2006, the Company had long-term debt of $2.2 billion, consistent with our December 31, 2005 balance. The Company’s outstanding debt consisted of notes and debentures maturing in the years 2007 through 2096.

     The Company has available a $1.20 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. Our weighted-average interest rate for commercial paper was 4.51 percent and 2.52 percent for the first quarter of 2006 and 2005, respectively. As of March 31, 2006, available borrowing capacity under our total credit facilities was $1.3 billion. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100 percent backstop.
     The Company was in compliance with the terms of the credit facilities as of March 31, 2006. Our $504 million in cash and cash equivalents on hand at March 31, 2006, was up $275 million from the $229 million available at the end of 2005.
     The Company is currently amending its existing 5-year revolving U.S. credit facility which is scheduled to mature on May 28, 2009. The amendment is expected to: 1) extend the maturity to May 28, 2011, 2) increase the size of the facility from $750 million to $1.5 billion and 3) reduce the facility fees and reduce the margin over LIBOR on loans. The company is also asking the lenders to extend the maturity dates of the $450 million U.S. credit facility, the $150 million Canadian facility and the $150 million Australian facility, for an additional year from May 12, 2010 to May 12, 2011. Once the amendment to the credit facility is final, the Company plans to increase its commercial paper program to $1.95 billion from $1.20 billion.
Stock Transactions
     The Company has used access to equity capital markets to fund significant acquisitions.
Oil and Gas Capital Expenditures
     The Company funded its exploration and production capital expenditures, including gathering, transportation and marketing facilities, of $1 billion and $884 million in the first quarter of 2006 and 2005, respectively, primarily with internally generated cash flow of $1 billion and $836 million, respectively, and its lines of credit and commercial paper program.
     The following table presents a summary of the Company’s capital expenditures for each of our reportable segments for the three months ended March 31, 2006 and 2005.

	For the Quarter Ended
	March 31,
	2006	2005
	(In thousands)
Exploration and development:
United States	$320,309	$213,285
Canada	375,851	316,149
Egypt	99,668	78,104
Australia	33,560	57,441
North Sea	82,001	118,856
Other International	6,318	7,946

	$917,707	$791,781

Capitalized Interest	$14,193	$13,409

Gas gathering, transmission and processing facilities	$92,398	$92,635

Acquisitions:
Oil and gas properties	$256,840	$19,949

Cash Dividend Payments
     The Company has paid cash dividends on its common stock for 41 consecutive years through 2005. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other relevant factors. Common dividends paid during the first quarter of 2006 rose to $33 million, reflecting a slight increase in common shares outstanding and the 25 percent higher common stock dividend rate. The Company increased its quarterly cash dividend 25 percent, to 10 cents per share from eight cents per share, effective with the November 2005 dividend payment. During the first quarter of 2006, Apache paid $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.
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
     Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess any impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache’s management feels that it has adequately reserved for its contingent obligations. The Company has reserved approximately $11 million for environmental remediation. The Company has also reserved approximately $14 million for various legal liabilities, in addition to $71 million, plus accrued interest of $7.6 million for the Texaco China B.V. litigation.
     The Company’s future liquidity could be impacted by a significant downgrade of its credit ratings by Moody’s, Standard and Poor’s, and Fitch; however, we do not believe that such a sharp downgrade is reasonably likely. The Company’s credit facilities do not require the Company to maintain a minimum credit rating. In addition, generally under our commodity hedge agreements, Apache may be required to post margin or terminate outstanding positions if the Company’s credit ratings decline significantly. The negative covenants associated with our debt are outlined in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources and Liquidity, Debt” in the Company’s 2005 Form 10-K.
Off-Balance Sheet Arrangements
     Apache does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United States and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Average monthly oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $56.24 per barrel to a high of $58.88 per barrel during the first quarter of 2006. Average monthly gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $5.34 per Mcf to a monthly high of $8.05 per Mcf during the same period. Based on the Company’s worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease revenues by $20 million. Based on the Company’s worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease revenues by $12 million.
     We periodically enter into hedges in conjunction with selected acquisitions to protect against commodity price volatility. These hedges effectively reduce price risk on a portion of our projected oil and natural gas production from acquisitions.
     Apache has historically only hedged long-term oil and gas prices related to a portion of its expected production associated with acquisitions. As such, the Company’s use of hedging activity remains at a correspondingly low level. In the first quarter of 2006, financial derivative hedges represented approximately eight percent of the total worldwide natural gas production and total worldwide crude oil production. Hedges in place are entirely related to U.S. production and represent approximately eight percent of worldwide production for natural gas and crude oil for the remainder of 2006.

     On March 31, 2006, the Company had open natural gas derivative positions with a fair value of $(132) million. A 10 percent increase in natural gas prices would change the fair value by $(53) million. A 10 percent decrease in prices would change the fair value by $52 million. The Company also had open oil derivative positions with a fair value of $(160) million on March 31, 2006. A 10 percent increase in crude oil prices would change the fair value by $(65) million. A 10 percent decrease in prices would change the fair value by $64 million. See Note 2, Hedging and Derivative Instruments of this Form 10-Q, for notional volumes associated with the Company’s derivative contracts.
Interest Rate Risk
     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 93 percent of the Company’s debt. At March 31, 2006, total debt included $154 million of floating-rate debt. As a result, Apache’s annual interest costs in 2006 will fluctuate based on short-term interest rates on what is presently approximately seven percent of our total debt outstanding at March 31, 2006. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $192,000 per quarter on quarter’s end debt balances.
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
     A 10 percent change in the Australian and Canadian dollars and the British pound as of March 31, 2006 would result in a foreign currency net gain or loss of approximately $131 million. This is primarily driven from foreign currency effects on the Company’s deferred tax liability positions in its international operations.
     The information set forth under “Commodity Risk,” “Interest Rate Risk” and “Foreign Currency Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference. Information about market risks for the quarter ended March 31, 2006, does not differ materially from the disclosure in our 2005 Form 10-K, except as noted above.
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
     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although Apache may make use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and natural gas prices or a prolonged continuation of low prices, may adversely affect the Company’s financial position, results of operations and cash flows.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in internal controls over financial reporting during the quarter ending March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
     The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included on Page F-1 in Item 15 of the Company’s 2005 Form 10-K.
     The independent auditors attestation report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included on Page F-3 in Item 15 of the Company’s 2005 Form 10-K.
Changes in Internal Control over Financial Reporting
     There was no change in our internal controls over financial reporting during the period covered by this quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (filed with the SEC on March 14, 2006) is incorporated herein by reference.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

10.1 -	Apache Corporation 401(k) Savings Plan, effective as of January 1, 2006.

10.2 -	Apache Corporation Money Purchase Retirement Plan, effective as of January 1, 2006.

12.1 -	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1 -	Certification of Chief Executive Officer.

31.2 -	Certification of Chief Financial Officer.

32.1 -	Certification of Chief Executive Officer and Chief Financial Officer.
(b)	Reports filed on Form 8-K

The following current report on Form 8-K was filed by Apache during the fiscal quarter ended March 31, 2006:

Item 8.01 – Other Events – dated January 17, 2006, filed January 18, 2006

On January 17, 2006, Apache announced that it had agreed to purchase Pioneer Natural Resources’ oil and gas operations in Argentina for a total purchase price of $675 million, subject to the exercise of third party preferential purchase rights.

Also on January 17, 2006, Apache announced that it had completed two transactions with Amerada Hess that were first announced in October 2005. In one transaction, Apache completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. In a separate transaction, Apache also completed its purchase of Amerada Hess’ interests in eight fields located in the Permian Basin of West Texas and New Mexico for $269 million.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE CORPORATION

Dated: May 9, 2006	/ s / ROGER B. PLANK

Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: May 9, 2006	/ s / THOMAS L. MITCHELL

Thomas L. Mitchell
Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits
10.1 -	Apache Corporation 401(k) Savings Plan, effective as of January 1, 2006.

10.2 -	Apache Corporation Money Purchase Retirement Plan, effective as of January 1, 2006.

12.1 -	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1 -	Certification of Chief Executive Officer.

31.2 -	Certification of Chief Financial Officer.

32.1 -	Certification of Chief Executive Officer and Chief Financial Officer.