Form 10-Q
period 2006-06-30
APACHE CORP
filed 2006-08-09
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 1-4300
APACHE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-0747868

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 100, One Post Oak Central 2000 Post Oak Boulevard, Houston, TX	77056-4400

(Address of Principal Executive Offices)	(Zip Code)
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
YES ☐      NO ☑
Number of shares of Registrant’s common stock, outstanding as of June 30, 2006 329,240,307

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$2,085,127	$1,774,535	$4,035,425	$3,401,184
Other	(23,609)	(15,304)	25,195	20,335

	2,061,518	1,759,231	4,060,620	3,421,519

OPERATING EXPENSES:
Depreciation, depletion and amortization	441,438	359,011	814,015	698,424
Asset retirement obligation accretion	20,861	13,330	41,506	26,489
Lease operating costs	312,402	255,430	604,016	488,601
Gathering and transportation costs	25,809	26,178	51,913	49,958
Severance and other taxes	168,402	86,593	314,816	158,779
General and administrative	52,191	52,002	97,863	102,413
Financing costs:
Interest expense	50,136	44,807	92,999	90,073
Amortization of deferred loan costs	521	2,047	1,029	2,705
Capitalized interest	(15,882)	(14,254)	(30,075)	(27,663)
Interest income	(3,267)	(875)	(9,631)	(1,802)

	1,052,611	824,269	1,978,451	1,587,977

INCOME BEFORE INCOME TAXES	1,008,907	934,962	2,082,169	1,833,542
Provision for income taxes	285,282	346,932	697,623	685,029

NET INCOME	723,625	588,030	1,384,546	1,148,513
Preferred stock dividends	1,420	1,420	2,840	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$722,205	$586,610	$1,381,706	$1,145,673

NET INCOME PER COMMON SHARE:
Basic	$2.19	$1.79	$4.19	$3.49

Diluted	$2.17	$1.76	$4.14	$3.44

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,384,546	$1,148,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	814,015	698,424
Asset retirement obligation accretion	41,506	26,489
Provision for deferred income taxes	214,883	227,417
Other	34,929	27,873
Changes in operating assets and liabilities:
(Increase) decrease in receivables	42,240	(199,634)
(Increase) decrease in drilling advances and other	(2,824)	(21,631)
(Increase) decrease in inventories	4,927	9,020
(Increase) decrease in deferred charges and other	(30,876)	(13,368)
Increase (decrease) in accounts payable	(137,483)	2,063
Increase (decrease) in accrued expenses	(129,392)	(57,335)
Increase (decrease) in advances from gas purchasers	(12,245)	(10,883)
Increase (decrease) in deferred credits and noncurrent liabilities	1,082	(7,767)

Net cash provided by operating activities	2,225,308	1,829,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,873,238)	(1,760,690)
Acquisition of BP plc properties	(821,282)	—
Acquisition of Pioneer’s Argentine operations	(702,629)	—
Acquisition of Amerada Hess properties	(229,095)	—
Additions to gas gathering, transmission and processing facilities	(144,489)	(207,593)
Proceeds from sale of Egyptian properties	409,197	—
Other, net	(138,268)	232,032

Net cash used in investing activities	(3,499,804)	(1,736,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	1,356,648	84,025
Payments on debt	(72,574)	(193,530)
Dividends paid	(68,888)	(55,307)
Common stock activity	16,460	19,894
Treasury stock activity, net	(155,552)	8,409
Cost of debt and equity transactions	(1,158)	(722)
Other	12,626	12,466

Net cash provided by (used in) financing activities	1,087,562	(124,765)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(186,934)	(31,835)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	228,860	111,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,926	$79,258

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,926	$228,860
Receivables, net of allowance	1,506,322	1,444,545
Inventories	257,987	209,670
Drilling advances	127,455	146,047
Prepaid assets and other	169,449	132,955

	2,103,139	2,162,077

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	26,700,080	23,836,789
Unproved properties and properties under development, not being amortized	1,149,667	795,706
Gas gathering, transmission and processing facilities	1,610,575	1,359,477
Other	336,283	312,970

	29,796,605	26,304,942
Less: Accumulated depreciation, depletion and amortization	(10,326,205)	(9,513,602)

	19,470,400	16,791,340

OTHER ASSETS:
Goodwill, net	189,252	189,252
Deferred charges and other	148,564	129,127

	$21,911,355	$19,271,796

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$616,862	$714,598
Accrued operating expense	66,616	66,609
Accrued exploration and development	441,737	460,203
Accrued compensation and benefits	115,944	125,022
Accrued interest	31,467	32,564
Accrued income taxes	31,961	120,153
Current debt	1,287,000	274
Asset retirement obligation	208,437	93,557
Derivative instruments	220,610	256,115
Other	288,532	317,469

	3,309,166	2,186,564

LONG-TERM DEBT	2,189,302	2,191,954

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,873,909	2,580,629
Advances from gas purchasers	56,523	68,768
Asset retirement obligation	1,392,233	1,362,358
Derivative instruments	70,449	152,430
Other	189,880	187,878

	4,582,994	4,352,063

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized – Series B, 5.68% Cumulative Preferred Stock, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 338,198,348 and 336,997,053 shares issued, respectively	211,374	210,623
Paid-in capital	4,221,376	4,170,714
Retained earnings	7,832,485	6,516,863
Treasury stock, at cost, 8,958,041 and 6,875,823 shares, respectively	(245,316)	(89,764)
Accumulated other comprehensive loss	(288,413)	(365,608)

	11,829,893	10,541,215

	$21,911,355	$19,271,796

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In		Treasury	Comprehensive	Shareholders’
(In thousands, except per share)	Income	Stock	Stock	Capital	Retained Earnings	Stock	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2004		$98,387	$209,320	$4,106,182	$4,017,339	$(97,325)	$(129,482)	$8,204,421
Comprehensive income (loss):
Net income	$1,148,513	—	—	—	1,148,513	—	—	1,148,513
Commodity hedges, net of income tax benefit of $86,960	(144,797)	—	—	—	—	—	(144,797)	(144,797)

Comprehensive income	$1,003,716

Dividends:
Preferred		—	—	—	(2,840)	—	—	(2,840)
Common ($.16 per share)		—	—	—	(52,561)	—	—	(52,561)
Common shares issued		—	597	35,475	—	—	—	36,072
Treasury shares issued, net		—	—	2,043	—	5,678	—	7,721
Other		—	—	99	—	—	—	99

BALANCE AT JUNE 30, 2005		$98,387	$209,917	$4,143,799	$5,110,451	$(91,647)	$(274,279)	$9,196,628

BALANCE AT DECEMBER 31, 2005		$98,387	$210,623	$4,170,714	$6,516,863	$(89,764)	$(365,608)	$10,541,215
Comprehensive income (loss):
Net income	$1,384,546	—	—	—	1,384,546	—	—	1,384,546
Commodity hedges, net of income tax expense of $42,486	77,195	—	—	—	—	—	77,195	77,195

Comprehensive income	$1,461,741

Dividends:
Preferred		—	—	—	(2,840)	—	—	(2,840)
Common ($.20 per share)		—	—	—	(66,084)	—	—	(66,084)
Common shares issued		—	751	46,661	—	—	—	47,412
Treasury shares activity, net		—	—	3,944	—	(155,552)	—	(151,608)
Other		—	—	57	—	—	—	57

BALANCE AT JUNE 30, 2006		$98,387	$211,374	$4,221,376	$7,832,485	$(245,316)	$(288,413)	$11,829,893

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
1. ACQUISITIONS AND DIVESTITURES
2006 Acquisitions and Divestitures
Amerada Hess
     On January 5, 2006, the Company purchased Amerada Hess’s interest in eight fields located in the Permian Basin of West Texas and New Mexico. The original purchase price was reduced from $404 million to $269 million because other interest owners exercised their preferential rights on a number of the properties. The settlement price on the date of closing of $239 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. Apache estimates that these fields had proved reserves of 27 million barrels (MMbbls) of liquid hydrocarbons and 27 billion cubic feet (Bcf) of natural gas as of year-end 2005.
     On January 6, 2006, the Company completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. Apache did not have any proved reserves booked for these properties. Apache first announced this transaction on October 13, 2005.
Pioneer Natural Resources (Pioneer)
     On April 25, 2006, the Company completed the previously announced acquisition of Pioneer’s operations in Argentina. The transaction was first announced on January 17, 2006 for $675 million. The total cash consideration allocated below includes working capital balances purchased by the Company, asset retirement liabilities assumed and transaction costs. The properties are located in the Neuquén, San Jorge and Austral basins of Argentina and had estimated net proved reserves of approximately 22 MMbbls of liquid hydrocarbons and 297 Bcf of natural gas as of December 31, 2005. The properties include eight gas processing plants (five operated and three non-operated) and 112 miles of operated pipelines in the Neuquén Basin. Also included are 2,200 square miles of 3-D seismic data. Apache financed the purchase with cash on hand and commercial paper.
     The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values as of the date of acquisition, as follows (in thousands):

Proved property	$501,938
Unproved property	189,500
Gas Plants	51,200
Working capital acquired, net	11,256
Asset retirement obligation	(13,635)
Deferred income tax liability	(37,630)

Cash consideration	$702,629

BP plc (BP)
     In June 2006, the Company completed its acquisition of BP’s remaining producing properties on the Outer Continental Shelf of the Gulf of Mexico. The original purchase price was reduced from $1.3 billion to $845 million because other interest owners exercised their preferential rights to purchase five of the original 18 producing fields. The settlement price on the date of closing of $821 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. The effective date of the purchase was April 1, 2006. The properties include 13 producing fields (nine of which are operated) with estimated proved reserves of 19.5 MMbbls of liquid hydrocarbons and 148 Bcf of natural gas. Apache financed the purchase with cash on hand and commercial paper.
     ROC Oil Co. (ROC)
     On June 27, 2006, the Company announced it has agreed to sell its 24.5 percent interest in the Zhao Dong block offshore, the People’s Republic of China, to Australia-based ROC Oil Company Limited for $260 million. The transaction is effective July 1, 2006, and closed on August 8, 2006, marking Apache’s exit from China. The Company will book a gain in the third quarter.
2005 Acquisitions and Divestiture
     There were no material acquisitions or divestitures in the six months ended June 30, 2005.
2. HEDGING AND DERIVATIVE INSTRUMENTS
     Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. As established by the Company’s hedging policy, Apache has historically entered into cash flow hedges in connection with selected acquisitions to protect against commodity price volatility. The success of these acquisitions is significantly influenced by Apache’s ability to achieve targeted production at forecasted prices over the long-term. These hedges effectively reduce price risk on a portion of the production from the acquisitions. Following the close of the quarter, the Company’s Board of Directors amended the hedging policy to enable the Company to hedge a portion of its expected production associated with the Company’s 2006 drilling program in order to protect investment economies.
     Apache has entered into, and designated as cash flow hedges, various fixed-price swaps, option collars and puts in connection with several acquisitions. These positions were entered into in accordance with the Company’s hedging policy and involved three counterparties, which were all rated A+ or better. As of June 30, 2006, the total outstanding positions of our natural gas and crude oil cash flow hedges were as follows:

Production		Total Volumes	Weighted Average	Fair Value Asset/
Period	Instrument Type	(MMBtu/Bbl)	Floor/Ceiling	(Liability)
				(In thousands)
2006	Gas Collars	16,560,000	$5.50 / 6.66	(16,055)
	Gas Fixed-Price Swap	2,055,000	5.78	(2,569)
	Gas Put Option	13,790,000	6.83	10,455
	Oil Collars	2,171,200	32.07 / 40.66	(74,501)
	Oil Fixed-Price Swap	1,566,000	68.15	(11,375)
	Oil Put Option	772,800	28.00	—

2007	Gas Collars	53,770,000	$6.96 / 8.69	(70,303)
	Gas Fixed-Price Swap	1,761,000	5.57	(5,984)
	Oil Collars	1,911,000	33.00 / 39.25	(67,195)
	Oil Fixed-Price Swap	4,458,000	70.29	(24,037)

2008	Gas Collars	25,620,000	$7.96 / 10.56	(1,109)
	Oil Fixed-Price Swap	4,392,000	69.21	(17,930)

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
     In March, the Company purchased a 100,000 MMBtu per day NYMEX call option for $6 million with a strike price of $10.50 per MMBtu. The option is for the months of August 2006 through November 2006 and was purchased to mitigate price exposure on prior hedged volumes in the event of significant potential price spikes during hurricane season. The call option is marked to market each period and any gains or losses are reflected in “Revenue and Other, Other,” in our Statement of Consolidated Operations.
     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s commodity derivative activity is presented in the table below:

	Gross	After tax
	(In thousands)
Unrealized loss on derivatives at December 31, 2005	$(398,229)	$(256,858)
Net losses realized into earnings	87,158	56,217
Net change in derivative fair value	32,523	20,978

Unrealized loss on derivatives at June 30, 2006	$(278,548)	$(179,663)

     Based on market prices as of June 30, 2006, the Company recorded an unrealized loss in other comprehensive income (loss) of $279 million ($180 million after tax), primarily representing commodity derivative hedges. Gains and losses on the commodity hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $279 million estimated unrealized loss on derivatives at June 30, 2006, approximately $208 million ($134 million after tax) applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions. These contracts, designated as hedges, qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.
3. DEBT
     In May 2006, the Company amended its existing five-year revolving U.S. credit facility which was scheduled to mature on May 28, 2009. The amendment: (a) extended the maturity to May 28, 2011, (b) increased the size of the facility from $750 million to $1.5 billion, and (c) reduced the facility fees from .08% to .06% and reduced the margin over LIBOR on loans from .27% to .19%. The lenders also extended the maturity dates of the $150 million Canadian facility, the $150 million Australian facility and $385 million of the $450 million U.S. credit facility, for an additional year to May 12, 2011 from May 12, 2010. The Company also increased commercial paper availability to $1.95 billion from $1.20 billion. As of June 30, 2006, Apache had issued $1.28 billion of its commercial paper.
4. STOCK-BASED COMPENSATION
     The Company adopted SFAS No. 123-R “Share-Based Payment” in 2004. This accounting statement requires the expensing of all options and other stock-based compensation that vests during the year based on the fair value determined at the date of grant. In addition, the Company also has stock appreciation rights outstanding that are cash-based and expensed based on the fair value determined at the end of each reporting period.
     On May 3, 2006, the Company’s stockholders approved a new stock option plan and 1.7 million options were subsequently awarded to substantially all employees. The estimated fair value per share determined on the date of grant was $24.57. The terms and underlying valuation assumptions of the grant are consistent with prior-year awards and are expensed on a straight-line basis over the four-year vesting term.
     Total stock-based compensation cost (net of amounts capitalized) is presented in the table below. The related stock-based compensation cost capitalized as part of oil and gas properties was $6 million and $9 million for the three-month and six-month periods ended June 30, 2006, respectively, and $8 million and $18 million for the three-month and six-month periods ended June 30, 2005, respectively.

	2006		2005
	Gross	After Tax	Gross	After Tax
		(In millions)
Stock-based compensation cost:
For the quarter ended June 30	$13	$9	$19	$12
For the six months ended June 30	20	13	38	24
5. CAPITAL STOCK
     On April 19, 2006, the Company announced that its Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock. The market value on the date of the announcement was approximately $1 billion. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any purchases will be at the discretion of Apache’s management. The Company initiated the purchase program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through June 30, 2006, the Company had purchased 2,250,000 of the shares authorized by its Board of Directors at an average price of $70.40 per share.
     During the second quarters of 2006 and 2005, Apache paid $33 million and $26 million, respectively, in dividends on its Common Stock and for the six months ended June 30, 2006 and 2005, the Company paid $66 million and $52 million, respectively. The increase from the amount paid for the same period last year, primarily reflects a 25 percent higher common stock dividend rate and a slight increase in common shares outstanding. On September 15, 2005, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to 10 cents per share from eight cents per share, effective with the November 2005 payment. In addition, for the three months and six months ended June 30, 2006 and 2005, Apache paid a total of $1.4 million and $2.8 million, respectively, in dividends on its Series B Preferred Stock issued in August 1998.
6. NET INCOME PER COMMON SHARE
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
		(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$722,205	329,862	$2.19	$586,610	328,578	$1.79

Effect of Dilutive Securities:
Stock options and other	—	3,058		—	4,890

Diluted:
Income attributable to common stock, including assumed conversions	$722,205	332,920	$2.17	$586,610	333,468	$1.76

	For the Six Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
		(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$1,381,706	330,137	$4.19	$1,145,673	328,309	$3.49

Effect of Dilutive Securities:
Stock options and other	—	3,534		—	4,958

Diluted:
Income attributable to common stock, including assumed conversions	$1,381,706	333,671	$4.14	$1,145,673	333,267	$3.44

7. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides supplemental disclosure of cash flow information:

	For the Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$59,810	$56,649
Income taxes (net of refunds)	613,242	546,341
     Of the $613 million in cash payments for income taxes, $495 million is related to the current year and $118 million is related to prior years.
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
Net Periodic Cost
     The following table presents the plans’ net periodic benefit cost for the three-month and six-month periods ended June 30, 2006 and 2005:

	Pension Benefits				Other Postretirement Benefits
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,783	$1,600	$3,483	$3,238	$400	$424	$800	$699
Interest cost	1,294	1,136	2,528	2,299	250	231	500	406
Expected return on plan assets (gain)/loss	(1,426)	(1,227)	(2,786)	(2,483)	—	—	—	—
Amortization of transition obligation	—	—	—	—	13	9	25	22
Amortization of actuarial (gain)/loss	—	—	—	—	87	104	175	166

Net periodic benefit cost	$1,651	$1,509	$3,225	$3,054	$750	$768	$1,500	$1,293

Employer Contributions
     As previously disclosed in our financial statements for the year ended December 31, 2005, we expect to contribute $5 million to the pension plan and $321,000 to the post-retirement benefit plan in 2006. As of June 30, 2006, approximately $2.3 million of contributions have been made to the plans.

9. BUSINESS SEGMENT INFORMATION
     Apache has interests in seven countries: the United States, Canada, Egypt, Australia, the United Kingdom (U.K.), China and Argentina. The Company evaluates segment performance based on profit and loss from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache’s reportable segments are managed separately because of their geographic locations. Financial information by reportable segment is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
	(In thousands)
For the Quarter Ended June 30, 2006

Oil and Gas Production Revenues	$736,057	$352,257	$438,172	$109,868	$376,201	$39,701	$32,871	$2,085,127

Operating Income (1)	$376,140	$167,174	$342,496	$50,520	$153,328	$7,437	$19,120	$1,116,215

Other Income (Expense):
Other								(23,609)
General and administrative								(52,191)
Financing costs, net								(31,508)

Income Before Income Taxes								$1,008,907

For the Six Months Ended June 30, 2006
Oil and Gas Production Revenues	$1,429,742	$733,566	$836,642	$204,179	$730,042	$44,536	$56,718	$4,035,425

Operating Income (1)	$733,579	$383,922	$646,827	$99,067	$304,657	$8,035	$33,072	$2,209,159

Other Income (Expense):
Other								25,195
General and administrative								(97,863)
Financing costs, net								(54,322)

Income Before Income Taxes								$2,082,169

Total Assets	$10,281,299	$5,425,594	$2,281,204	$1,270,139	$1,705,711	$862,277	$85,131	$21,911,355

For the Quarter Ended June 30, 2005
Oil and Gas Production Revenues	$732,542	$308,157	$306,538	$82,805	$296,207	$4,223	$44,063	$1,774,535

Operating Income (1)	$413,660	$177,929	$222,436	$40,642	$151,745	$1,681	$25,900	$1,033,993

Other Income (Expense):
Other								(15,304)
General and administrative								(52,002)
Financing costs, net								(31,725)

Income Before Income Taxes								$934,962

For the Six Months Ended June 30, 2005
Oil and Gas Production Revenues	$1,393,754	$586,878	$606,258	$177,585	$553,924	$6,659	$76,126	$3,401,184

Operating Income (1)	$782,706	$331,573	$445,428	$90,570	$287,570	$2,460	$38,626	$1,978,933

Other Income (Expense):
Other								20,335
General and administrative								(102,413)
Financing costs, net								(63,313)

Income Before Income Taxes								$1,833,542

Total Assets	$7,661,550	$4,157,435	$2,240,374	$1,156,628	$1,501,898	$47,138	$115,557	$16,880,580

1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating costs, gathering and transportation costs, and severance and other taxes.

10. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended June 30, 2006 (in thousands):

Asset retirement obligation as of December 31, 2005	$1,455,915
Liabilities incurred	199,707
Liabilities settled	(96,458)
Accretion expense	41,506

Asset retirement obligation as of June 30, 2006	$1,600,670

     Liabilities incurred primarily relate to $160 million of abandonment obligations assumed in connection with the BP, Pioneer, Amerada Hess and other small acquisitions closed during the period. The remaining liability incurred relates to current drilling activity. Liabilities settled during the period primarily relate to properties plugged and abandoned or sold during the period.
11. LITIGATION
Texaco China B.V.
     In July 2006, one of the judges on the three judge panel hearing Apache’s appeal of Texaco China B.V.’s $71 million international arbitration award against Apache China Corporation LDC was recused from the matter. The recusal will require the appeal to be reargued, delaying any final decision on Apache’s appeal. The history of this matter is discussed in Note 10 of the financial statements in Apache’s annual report on Form 10-K for our 2005 fiscal year.
Predator
     In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery in the Ladyfern area of northeast British Columbia made by Apache Canada Ltd. (Apache Canada) and Murphy during 2000. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and later reduced this amount to approximately C$3.6 billion. In September 2004, the Canadian court granted Apache Canada’s motion for summary judgment on the counterclaim, dismissing more than C$3 billion of Predator’s claims against Apache Canada and Murphy, and dismissing all claims against both Murphy’s president and Apache Canada’s president. Predator appealed the summary judgment. On February 28, 2006, the Court of Appeal of Alberta dismissed Predator’s appeal. Predator has informed Apache that it will not seek review by the Supreme Court of Canada. The trial court also granted Apache Canada’s request for costs and disbursements in the approximate amount of C$700,000, which Predator has paid. The Canadian court has also granted Predator’s request to add some new mismanagement of operations claims to its counterclaim, which now totals approximately C$365 million. A trial on Apache and Murphy’s claims against Predator, as well as Predator’s surviving counterclaims against Murphy and Apache Canada was held in late April 2006, with a ruling expected no earlier than fall 2006. While management believes Predator’s counterclaim against Apache Canada is without merit, an adverse judgment is possible. Exposure related to this lawsuit is not currently determinable.
Egypt Tax Authority
As of the end of 2004, the Egyptian Tax Authority (ETA) had issued claims for back taxes against various Apache subsidiaries in Egypt totaling approximately $113.4 million (at current exchange rates) relating to periods as far back as 1994. In July 2005, the ETA made a new claim for approximately $85 million of additional taxes for the 1994-1999 tax years. On January 30, 2006, ETA cancelled the new claim in its entirety, with no liability to Apache. On March 16, 2006, the ETA cancelled one of the two remaining tax claims in its entirety, with no liability to Apache. On June 11, 2006, the ETA cancelled the last tax claim in its entirety, with no liability to Apache. All three ETA tax claims, have now been finally resolved in Apache’s favor with no liability.

Argentine Environmental Claims
     In connection with the Pioneer acquisition, the Company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. PNRA is cooperating with the proceedings, although it from time to time challenges whether certain assessed fines, which could exceed $100,000, are appropriate. PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice. The plaintiffs, a private group of landowners, have also named the national government and several provinces as third parties. The lawsuit alleges injury to the environment generally by the oil and gas industry. The plaintiffs principally seek from all defendants, jointly, (i) the remediation of the contaminated sites, of the superficial and underground waters, and of the soil that was degraded as a result of deforestation, (ii) if the remediation is not possible, payment of an indemnification for the material and moral damages in an unspecified amounts claimed from defendants operating in the Neuquén basin, of which PNRA is a small portion, (iii) adoption of all of the necessary measures to prevent future environmental damages, and (iv) the creation of a private restoration fund to provide coverage for remediation of potential future environmental damages. Much of the alleged damage relates to operations by the Argentine state oil company, which conducted oil and gas operations throughout Argentina prior to its privatization, which began in 1990. While the plaintiffs will seek to make all oil and gas companies operating in the Neuquén basin jointly liable for each others’ actions, PNRA will defend on an individual basis and attempt to require the plaintiffs to delineate damages by company. PNRA intends to defend itself vigorously in the case. It is not certain exactly how or what the court will do in this matter as it is the first of its kind. While it is possible PNRA may incur liabilities related to the environmental claims, no reasonable prediction can be made as PNRA’s exposure related to this lawsuit is not currently determinable.
General
     The Company is involved in other litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. The Company has an accrued liability of approximately $3 million for other legal contingencies that are probable of occurring and can be reasonably estimated. It is management’s opinion that the loss for any such other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations.
12. INCOME TAXES
     During the second quarter, Canada enacted a combination of federal and provincial tax rate reductions that lowered income tax expense $132 million ($.40 per diluted share).
     In July 2006, the U.K. formally enacted a previously announced 10 percent income tax rate increase retroactive to the beginning of 2006. The Company estimates that the rate increase will result in a non-recurring charge of approximately $63 million for additional deferred taxes and $29 million for applying the rate to first-half 2006 taxable earnings. The impact of the tax rate change will increase the provision for income taxes in the Company’s third-quarter consolidated financial statements.
13. NEW PRONOUNCEMENTS
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). The Interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on measurement, classification, interim accounting and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company is continuing to assess potential impacts this Interpretation might have on Apache’s consolidated financial statements.

14. SUPPLEMENTAL GUARANTOR INFORMATION
     Apache Finance Pty Ltd. (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are subsidiaries of Apache that have issuances of publicly traded securities and require the following condensed consolidating financial statements be provided as an alternative to filing separate financial statements.
     Each of the companies presented in the condensed consolidating financial statements have been fully consolidated in Apache’s consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and Subsidiaries and notes.

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2006

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$705,019	$—	$—	$—	$1,439,469	$(59,361)	$2,085,127
Equity in net income (loss) of affiliates	496,865	7,787	9,029	85,067	(10,613)	(588,135)	—
Other	(1,928)	—	(38)	—	(21,643)	—	(23,609)

	1,199,956	7,787	8,991	85,067	1,407,213	(647,496)	2,061,518

OPERATING EXPENSES:
Depreciation, depletion and amortization	179,790	—	—	—	261,648	—	441,438
Asset retirement obligation accretion	15,000	—	—	—	5,861	—	20,861
Lease operating costs	123,688	—	—	—	248,075	(59,361)	312,402
Gathering and transportation costs	7,901	—	—	—	17,908	—	25,809
Severance and other taxes	27,914	—	—	—	140,488	—	168,402
General and administrative	41,623	—	—	—	10,568	—	52,191
Financing costs, net	22,889	—	4,465	14,111	(9,957)	—	31,508

	418,805	—	4,465	14,111	674,591	(59,361)	1,052,611

INCOME (LOSS) BEFORE INCOME TAXES	781,151	7,787	4,526	70,956	732,622	(588,135)	1,008,907
Provision (benefit) for income taxes	57,526	—	(3,261)	(4,740)	235,757	—	285,282

NET INCOME	723,625	7,787	7,787	75,696	496,865	(588,135)	723,625
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$722,205	$7,787	$7,787	$75,696	$496,865	$(588,135)	$722,205

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2005

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$720,379	$—	$—	$—	$1,138,796	$(84,640)	$1,774,535
Equity in net income (loss) of affiliates	365,752	2,639	5,642	59,600	(12,364)	(421,269)	—
Other	6,261	—	—	—	(21,565)	—	(15,304)

	1,092,392	2,639	5,642	59,600	1,104,867	(505,909)	1,759,231

OPERATING EXPENSES:
Depreciation, depletion and amortization	158,667	—	—	—	200,344	—	359,011
Asset retirement obligation accretion	7,873	—	—	—	5,457	—	13,330
Lease operating costs	119,141	—	—	—	220,929	(84,640)	255,430
Gathering and transportation costs	7,617	—	—	—	18,561	—	26,178
Severance and other taxes	23,539	—	—	1	63,053	—	86,593
General and administrative	44,975	—	—	—	7,027	—	52,002
Financing costs, net	20,309	—	4,513	14,110	(7,207)	—	31,725

	382,121	—	4,513	14,111	508,164	(84,640)	824,269

INCOME (LOSS) BEFORE INCOME TAXES	710,271	2,639	1,129	45,489	596,703	(421,269)	934,962
Provision (benefit) for income taxes	122,241	—	(1,510)	(4,750)	230,951	—	346,932

NET INCOME	588,030	2,639	2,639	50,239	365,752	(421,269)	588,030
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$586,610	$2,639	$2,639	$50,239	$365,752	$(421,269)	$586,610

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,371,318	$—	$—	$—	$2,788,653	$(124,546)	$4,035,425
Equity in net income (loss) of affiliates	938,676	14,547	18,584	156,845	(22,779)	(1,105,873)	—
Other	67,947	—	(38)	—	(42,714)	—	25,195

	2,377,941	14,547	18,546	156,845	2,723,160	(1,230,419)	4,060,620

OPERATING EXPENSES:
Depreciation, depletion and amortization	330,482	—	—	—	483,533	—	814,015
Asset retirement obligation accretion	30,083	—	—	—	11,423	—	41,506
Lease operating costs	255,424	—	—	—	473,138	(124,546)	604,016
Gathering and transportation costs	15,611	—	—	—	36,302	—	51,913
Severance and other taxes	55,523	—	—	—	259,293	—	314,816
General and administrative	78,933	—	—	—	18,930	—	97,863
Financing costs, net	42,813	—	9,048	28,222	(25,761)	—	54,322

	808,869	—	9,048	28,222	1,256,858	(124,546)	1,978,451

INCOME (LOSS) BEFORE INCOME TAXES	1,569,072	14,547	9,498	128,623	1,466,302	(1,105,873)	2,082,169
Provision (benefit) for income taxes	184,526	—	(5,049)	(9,480)	527,626	—	697,623

NET INCOME	1,384,546	14,547	14,547	138,103	938,676	(1,105,873)	1,384,546
Preferred stock dividends	2,840	—	—	—	—	—	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,381,706	$14,547	$14,547	$138,103	$938,676	$(1,105,873)	$1,381,706

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2005

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
				(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,371,285	$—	$—	$—	$2,185,410	$(155,511)	$3,401,184
Equity in net income (loss) of affiliates	710,831	12,124	18,104	109,860	(24,716)	(826,203)	—
Other	36,446	—	—	—	(16,111)	—	20,335

	2,118,562	12,124	18,104	109,860	2,144,583	(981,714)	3,421,519

OPERATING EXPENSES:
Depreciation, depletion and amortization	308,051	—	—	—	390,373	—	698,424
Asset retirement obligation accretion	15,707	—	—	—	10,782	—	26,489
Lease operating costs	224,096	—	—	—	420,016	(155,511)	488,601
Gathering and transportation costs	15,566	—	—	—	34,392	—	49,958
Severance and other taxes	43,616	—	—	1	115,162	—	158,779
General and administrative	85,292	—	—	—	17,121	—	102,413
Financing costs, net	40,228	—	9,025	28,220	(14,160)	—	63,313

	732,556	—	9,025	28,221	973,686	(155,511)	1,587,977

INCOME (LOSS) BEFORE INCOME TAXES	1,386,006	12,124	9,079	81,639	1,170,897	(826,203)	1,833,542
Provision (benefit) for income taxes	237,493	—	(3,045)	(9,485)	460,066	—	685,029

NET INCOME	1,148,513	12,124	12,124	91,124	710,831	(826,203)	1,148,513
Preferred stock dividends	2,840	—	—	—	—	—	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,145,673	$12,124	$12,124	$91,124	$710,831	$(826,203)	$1,145,673

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
				(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$849,640	$—	$(10,349)	$(19,798)	$1,405,815	$—	$2,225,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(854,648)	—	—	—	(1,018,590)	—	(1,873,238)
Acquisition of Amerada Hess properties	(229,095)	—	—	—	—	—	(229,095)
Acquisition of Pioneer’s Argentine operations	—	—	—	—	(702,629)	—	(702,629)
Acquisition of BP plc properties	(821,282)	—	—	—	—	—	(821,282)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(144,489)	—	(144,489)
Proceeds from sale of Egyptian properties	—	—	—	—	409,197	—	409,197
Investment in subsidiaries, net	(63,018)	(9,025)	—	—	(30,107)	102,150	—
Other, net	29,605	—	—	—	(167,873)	—	(138,268)

NET CASH USED IN INVESTING ACTIVITIES	(1,938,438)	(9,025)	—	—	(1,654,491)	102,150	(3,499,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	1,356,500	—	1,324	77	53,115	(54,368)	1,356,648
Payments on debt	(72,300)	—	—	—	(274)	—	(72,574)
Dividends paid	(68,888)	—	—	—	—	—	(68,888)
Common stock activity	15,902	9,025	9,025	19,721	10,011	(47,782)	15,902
Treasury stock activity, net	(154,994)	—	—	—	—	—	(154,994)
Cost of debt and equity transactions	(1,158)	—	—	—	—	—	(1,158)
Other	12,626	—	—	—	—	—	12,626

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,087,688	9,025	10,349	19,798	62,852	(102,150)	1,087,562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,110)	—	—	(1)	(185,824)	—	(186,934)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,785	—	2	1	225,072	—	228,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,675	$—	$2	$—	$39,248	$—	$41,926

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$679,969	$—	$(10,105)	$(19,728)	$1,179,045	$—	$1,829,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(489,626)	—	—	—	(1,271,064)	—	(1,760,690)
Investment in subsidiaries, net	(108,782)	(9,025)	—	—	(29,705)	147,512	—
Other, net	65,358	—	—	—	(40,919)	—	24,439

NET CASH USED IN INVESTING ACTIVITIES	(533,050)	(9,025)	—	—	(1,341,688)	147,512	(1,736,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	83,887	—	1,080	445	98,527	(99,914)	84,025
Payments on debt	(192,700)	—	—	—	(830)	—	(193,530)
Dividends paid	(55,307)	—	—	—	—	—	(55,307)
Common stock activity	19,894	9,025	9,025	19,281	10,267	(47,598)	19,894
Treasury stock activity, net	8,409	—	—	—	—	—	8,409
Cost of debt and equity transactions	(722)	—	—	—	—	—	(722)
Other	12,466	—	—	—	—	—	12,466

NET CASH PROVIDED BY FINANCING ACTIVITIES	(124,073)	9,025	10,105	19,726	107,964	(147,512)	(124,765)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,846	—	—	(2)	(54,679)	—	(31,835)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	597	—	2	3	110,491	—	111,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,443	$—	$2	$1	$55,812	$—	$79,258

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,675	$—	$2	$—	$39,249	$—	$41,926
Receivables, net of allowance	628,488	—	—	—	877,834	—	1,506,322
Inventories	24,652	—	—	—	233,335	—	257,987
Drilling advances and other	98,907	—	—	—	197,997	—	296,904

	754,722	—	2	—	1,348,415	—	2,103,139

PROPERTY AND EQUIPMENT, NET	9,264,208	—	—	—	10,206,192	—	19,470,400

OTHER ASSETS:
Intercompany receivable, net	1,111,326	—	(5,144)	(255,836)	(850,346)	—	—
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	6,832,247	312,258	550,140	1,781,076	(1,188,094)	(8,287,627)	—
Deferred charges and other	61,919	—	—	4,143	82,502	—	148,564

	18,024,422	312,258	544,998	1,529,383	9,787,921	(8,287,627)	21,911,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	355,873	—	—	—	260,989	—	616,862
Other accrued expenses	830,444	—	(215)	47,158	527,917	—	1,405,304
Current debt	1,284,000	—	—	—	3,000	—	1,287,000

	2,470,317	—	(215)	47,158	791,906	—	3,309,166

LONG-TERM DEBT	1,271,631	—	269,527	646,892	1,252	—	2,189,302

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,235,535	—	(36,572)	4,469	1,670,477	—	2,873,909
Advances from gas purchasers	56,523	—	—	—	—	—	56,523
Asset retirement obligation	971,209	—	—	—	421,024	—	1,392,233
Oil and gas derivative instruments	70,449	—	—	—	—	—	70,449
Other	118,865	—	—	—	71,015	—	189,880

	2,452,581	—	(36,572)	4,469	2,162,516	—	4,582,994

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	11,829,893	312,258	312,258	830,864	6,832,247	(8,287,627)	11,829,893

	$18,024,422	$312,258	$544,998	$1,529,383	$9,787,921	$(8,287,627)	$21,911,355

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
Overview
     Apache Corporation (Apache or the Company) reported second-quarter 2006 earnings of $722 million, 23 percent higher than the $587 million reported for the second quarter of 2005. The improvement reflects a lower effective tax rate (discussed below), higher crude oil price realizations and record natural gas production. Crude oil price realizations were up in all areas, averaging $64.35 during the second quarter of 2006, 33 percent more than the 2005 period. Natural gas price realizations were down $.74 to $4.97 per thousand cubic feet (Mcf). Natural gas production averaged 1,565 million cubic feet per day (MMcf/d) during the quarter, 268 MMcf/d above last year’s second quarter. Natural gas production was up in all major gas producing regions, except the U.S. Gulf Coast that continues to recover from Hurricanes Katrina and Rita. Second-quarter 2006 crude oil production averaged 227,730 barrels per day (b/d), six percent less than the 2005 quarter, primarily resulting from U.S. Gulf Coast production still shut-in because of the impact of the hurricanes.
     For the six months ending June 30, 2006, the Company reported earnings of $1.4 billion, a 21 percent improvement over the comparable 2005 period. Cash provided by operating activities totaled $2.3 billion for the same period, $475 million ahead of 2005. The same items driving the improvement in quarterly earnings, in concert with slightly higher natural gas prices, drove the improvements in the six-month period results. Crude oil price realizations averaged $60.95 for the first six months of 2006, 29 percent more than the relevant 2005 period. Natural gas prices averaged $5.62 per Mcf, $.11 above 2005. Natural gas production increased 184 MMcf/d to 1,462 MMcf/d, again with production up in all areas except the U.S. Gulf Coast region. Crude oil production averaged 224,115 b/d, below the comparable 2005 six-month period by 17,256 b/d.
     While the Company continues to benefit from high commodity prices, associated costs have also risen on a comparative basis. Robust commodity prices in the oil and gas industry generally drive an increase in demand for services and thus are typically accompanied by higher service costs, such as contract labor and repair and maintenance. Also, costs of other lease operating expense components, such as chemicals, fuel and power are directly impacted by rising commodity prices. Demand and costs for services have also been influenced by the ongoing extensive hurricane related repair work in the U.S. Gulf Coast region. A more detailed discussion of these and other expense components can be found under the Costs section of this Item 2.
     On April 25, 2006, we closed the acquisition of Pioneer Natural Resources (Pioneer) operations in Argentina and on June 21, 2006, we closed the acquisition of British Petroleum’s (BP) remaining producing properties on the Outer Continental Shelf of the Gulf of Mexico. We expect these two transactions to be additive to future earnings and cash flow with minimal impact on our oil and natural gas production mix. Also, on August 8, 2006, the Company sold its interests in China to Australia-based ROC Oil Company Limited for $260 million, marking Apache’s exit from China. These transactions are discussed in more detail below.
     Other 2006 second-quarter and year-to-date financial and operating results include:
•	Oil and gas production revenues totaled a record $2.1 billion for the quarter, with crude oil revenues exceeding a record $1.3 billion. Six-month revenues totaled $4.0 billion, $634 million more than 2005.

•	Quarterly production rose to a record 500,888 barrels of oil equivalent per day (boe/d), seven percent above the comparable year-ago period.

•	Second-quarter 2006 daily natural gas production was up 21 percent from last year, reflecting production from the Argentine operations acquired from Pioneer in late April 2006 and growth rates of 68 percent, 49 percent and 17 percent in Australia, Egypt and the U.S. Central region, respectively. Gulf Coast gas production was 12 percent lower, as the region continues to recover from the 2005 hurricane damage.

•	Natural gas production from Egypt’s Khalda Concession Qasr field, which commenced during the third quarter of 2005, added 72 MMcf/d of natural gas to second-quarter 2006 production when compared to the 2005 second-quarter. Apache’s net production in Egypt averaged 219 MMcf/d for the quarter.

•	Australia’s second-quarter 2006 natural gas production increased 68 MMcf/d to 185 MMcf/d compared to the prior-year equivalent quarter. The increase was related to production from the John Brookes’ field, which commenced production during the second half of 2005.

•	Natural gas production in the U.S. Central region was up 38 MMcf/d to 261 MMcf/d from the 2005 second-quarter on successful drilling results and the properties acquired from Amerada Hess in January 2006.

•	Canada’s production was up 37 MMcf/d from the prior-year quarter to 417 MMcf/d on production from new wells drilled under the ExxonMobil Grant Land agreement and wells drilled in the Nevis and Consort areas, which collectively, offset declines elsewhere.

•	Second-quarter 2006 worldwide crude oil production averaged 227,730 b/d, 14,459 b/d less than the 2005 period. Gulf Coast region production was down 16,526 b/d on a comparative basis primarily because of the hurricane damage.

•	Production from the Pioneer acquisition pushed Argentina’s second-quarter 2006 oil production to 6,581 b/d, up 5,408 b/d from the year-ago quarter.

•	U.S. Central region crude oil production averaged 30,442 b/d, a 4,837 barrel improvement over the prior-year comparative quarter. Production from the Amerada Hess properties acquired in January 2006 and productive drilling results drove the gains.

•	Debt at quarter’s end was 22.7 percent of total capitalization compared to 17.2 percent at yearend 2005. The increase relates to the issuance of commercial paper to finance our 2006 acquisitions and purchase the Company’s common stock, as authorized by Apache’s Board of Directors.
     Capital Expenditures:
     Capital expenditures, exclusive of acquisitions for the quarter, totaled $853 million, eight percent lower than the comparable period last year. Expenditures for exploration and production activity accounted for approximately 94 percent, or $801 million of the capital spending, $13 million less than last year’s second quarter. The balance of capital spending was primarily for gathering, marketing and processing facilities which totaled $52 million, $63 million less than last year.
•	In the U.S., the Company spent $369 million on exploration and development activity, including recompletions and production platforms and facilities. The Company drilled 105 wells in its Central region and 23 wells in the Gulf Coast region, 16 offshore and 7 onshore.

•	Canada’s exploration and development capital totaled $184 million. The region drilled 248 wells, primarily in the Zama, Northeast British Columbia and ExxonMobil Grant Land areas. The capital investments also included recompletion activity and production facilities. Another $28 million was spent on gas gathering, transmission and processing facilities.

•	In Egypt, we drilled five exploration wells, resulting in two discoveries, 14 development/extension wells and performed various recompletions. Capital expenditures for exploration and development activity totaled $111 million. Gas gathering, transmission and processing facilities capital totaled $20 million.

•	The North Sea’s $76 million of capital expenditures included platform and production facility modifications, recompletions and the drilling of two wells, both of which were productive.

•	Australia’s capital for exploration and development totaled $36 million for the quarter.

     Acquisitions and Divestitures:
•	On January 5, 2006, the Company purchased Amerada Hess’s interest in eight fields located in the Permian Basin of West Texas and New Mexico. The original purchase price was reduced from $404 million to $269 million because other interest owners exercised their preferential rights on a number of the properties. The settlement price on the date of closing of $239 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. Apache estimates that these fields had proved reserves of 27 million barrels (MMbbls) of liquid hydrocarbons and 27 billion cubic feet (Bcf) of natural gas as of year-end 2005.
•	On January 6, 2006, the Company completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. Apache did not have any oil and gas reserves recorded for these properties. Apache first announced this transaction on October 13, 2005.
•	On April 25, 2006, the Company completed the previously announced acquisition of Pioneer’s operations in Argentina. The transaction was first announced on January 17, 2006 for $675 million. The total cash consideration allocated below includes working capital balances purchased by the Company, asset retirement liabilities assumed and transaction costs. The properties are located in the Neuquén, San Jorge and Austral basins of Argentina and had estimated net proved reserves of approximately 22 MMbbls of liquid hydrocarbons and 297 Bcf of natural gas as of December 31, 2005. The properties include eight gas processing plants (five operated and three non-operated) and 112 miles of operated pipelines in the Neuquén Basin. Also included are 2,200 square miles of 3-D seismic data. Apache financed the purchase with cash on hand and commercial paper.
•	In June 2006, the Company completed its acquisition of BP’s remaining producing properties on the Outer Continental Shelf of the Gulf of Mexico. The original purchase price was reduced from $1.3 billion to $845 million because other interest owners exercised their preferential rights to purchase five of the original 18 producing fields. The settlement price on the date of closing of $821 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. The effective date of the purchase was April 1, 2006. The properties include 13 producing fields (nine of which are operated) with estimated proved reserves of 19.5 MMbbls of liquid hydrocarbons and 148 Bcf of natural gas. Apache financed the purchase with cash on hand and commercial paper.
     Impact of 2005 Hurricanes:
     The hurricanes that struck the Gulf of Mexico in 2005 continue to impact the Company’s U.S. Gulf Coast operations, both onshore and offshore Louisiana and Texas. The hurricanes reduced Apache’s second-quarter 2006 average annual daily production of natural gas by an estimated 38 million net cubic feet per day and crude oil by 13,800 net b/d. As of June 30, 2006, the Company estimates that it will be able to restore an additional 30 million net cubic feet of natural gas per day and 10,000 net barrels of crude oil per day from currently shut-in production. Restoration activities will continue into 2007.
     The Company carries $400 million of property damage and business interruption coverage for windstorm losses in the Gulf of Mexico. Of this amount, $250 million is provided through Oil Insurance Limited (OIL) and is available on a per occurrence basis, but is likely to be prorated if total member claims for a single event exceed $500 million.
     Common Stock Purchases:
     On April 19, 2006, the Company announced that its Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock. The market value on the date of the announcement was approximately $1 billion. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any purchases will be at the discretion of Apache’s management. The Company initiated the program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through June 30, 2006, the Company had purchased 2,250,000 of the shares authorized by its Board of Directors at an average of $70.40 per share.

     2006 Third-Quarter Events:
     In July 2006, the United Kingdom (U.K.) formally enacted a 10 percent income tax rate increase retroactive to the beginning of the year. The Company estimates that the rate increase will result in a non-recurring charge of approximately $63 million for additional deferred taxes and $29 million for retroactively applying the rate to first-half 2006 taxable earnings. The impact of the tax rate change will increase the provision for income taxes in the Company’s third-quarter consolidated financial statements.
     On June 27, 2006, the Company announced it has agreed to sell its 24.5 percent interest in the Zhao Dong block offshore, the People’s Republic of China, to Australia-based ROC Oil Company Limited for $260 million. The transaction is effective July 1, 2006, and closed on August 8, 2006, marking Apache’s exit from China. The Company will book a gain in the third quarter.

Results of Operations
Revenues
     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenues (in thousands):
Oil	$1,333,594	$1,069,913	24.65%	$2,472,592	$2,066,910	19.63%
Natural gas	707,426	673,592	5.02%	1,486,824	1,274,542	16.66%
Natural gas liquids	44,107	31,030	42.14%	76,009	59,732	27.25%

Total	$2,085,127	$1,774,535	17.50%	$4,035,425	$3,401,184	18.65%

Oil Volume – Barrels per day:
United States	65,451	77,140	(15.15%)	62,388	75,395	(17.25%)
Canada	21,181	21,442	(1.22%)	21,434	22,354	(4.12%)
Egypt	55,370	53,019	4.43%	56,326	53,795	4.70%
Australia	12,273	13,487	(9.00%)	12,093	14,725	(17.87%)
North Sea	61,455	65,251	(5.82%)	62,942	63,570	(.99%)
China	5,419	10,677	(49.25%)	4,991	10,592	(52.88%)
Argentina	6,581	1,173	461.04%	3,941	940	319.26

Total	227,730	242,189	(5.97%)	224,115	241,371	(7.15%)

Average Oil price – Per barrel:
United States	$56.84	$46.02	23.51%	$53.71	$45.04	19.25%
Canada	66.81	48.61	37.44%	60.45	47.85	26.33%
Egypt	69.33	50.49	37.31%	65.06	49.62	31.12%
Australia	74.58	53.52	39.34%	70.57	53.24	32.55%
North Sea	66.93	49.65	34.80%	63.73	47.93	32.96%
China	66.66	45.35	46.99%	62.78	39.71	58.10%
Argentina	44.22	36.19	22.19%	43.43	35.36	22.82%
Total	64.35	48.55	32.54%	60.95	47.31	28.83%

Natural Gas Volume – Mcf per day:
United States	638,469	653,805	(2.35%)	619,860	645,848	(4.02%)
Canada	417,494	380,564	9.70%	401,826	363,747	10.47%
Egypt	218,788	146,724	49.10%	215,847	151,002	42.94%
Australia	184,746	110,005	67.94%	169,288	111,859	51.34%
North Sea	2,163	2,297	(5.83%)	2,216	2,238	(.98%)
China	—	—	—	—	—	—
Argentina	102,935	3,248	3,069.18%	53,315	3,360	1,486.76%

Total	1,564,595	1,296,643	20.67%	1,462,352	1,278,054	14.42%

Average Natural Gas price – Per Mcf:
United States	$6.29	$6.43	(2.18%)	$6.83	$6.24	9.46%
Canada	5.69	6.03	(5.64%)	6.66	5.82	14.43%
Egypt	4.46	4.71	(5.31%)	4.44	4.50	(1.33%)
Australia	1.58	1.71	(7.60%)	1.62	1.76	(7.95%)
North Sea	9.68	6.74	43.62%	9.83	6.04	62.75%
China	—	—	—	—	—	—
Argentina	.92	1.22	(24.59%)	.93	1.06	(12.26%)
Total	4.97	5.71	(12.96%)	5.62	5.51	2.00%

Natural Gas Liquids (NGL) Volume – Barrels per day:
United States	8,811	9,408	(6.35%)	8,185	9,257	(11.58%)
Canada	2,226	1,913	16.36%	2,202	2,165	1.71%
Argentina	1,355	—	—	682	—	—

Total	12,392	11,321	9.46%	11,069	11,422	(3.09%)

Average NGL Price – Per barrel:
United States	$40.21	$31.19	28.92%	$38.52	$29.76	29.44%
Canada	35.77	24.88	43.77%	35.94	25.20	42.62%
Argentina	37.44	—	—	37.44	—	—
Total	39.11	30.12	29.85%	37.94	28.89	31.33%

     Crude Oil Revenues
     Second-quarter 2006 consolidated crude oil revenues increased $264 million from the comparable 2005 quarter on a $15.80 per barrel increase in average realized oil price, which more than offset the impact of a six percent decline in average daily production. All segments reported increases in realized crude oil price, with Argentina, Egypt and our U.S. Central region also benefiting from production growth relative to the 2005 second-quarter. For the 2006 six-month period, crude oil revenues increased $406 million from the comparable 2005 period reflecting a $13.64 per barrel increase in oil price, which more than offset a seven percent decline in daily production.
     Egypt contributed additional revenues of $106 million in the second quarter of 2006 compared to the same quarter in 2005. This increase in revenue was primarily attributable to a 37 percent increase in crude oil price, with a 2,351 b/d increase in production generating $15 million of the increase in revenues. The additional production was mainly associated with condensate yields from the Qasr field with initial production occurring in the third quarter of 2005, and drilling and development activity on Egypt’s Umbarka and East Bahariya concessions. Egypt’s six-month revenues improved $180 million over the 2005 period on a five percent increase in production complimented by a 31 percent increase in price.
     The North Sea’s second-quarter 2006 crude oil revenues were $79 million higher than the comparable quarter of 2005, with higher price realizations offsetting the impact of a six percent decrease in production. The higher price realizations generated an additional $103 million of revenues when compared to the same quarter in 2005, with the production decline reducing revenues $23 million. The production decline was associated with downtime to commission several major development projects. Six-month period revenues improved $180 million from the comparable 2005 period on a 33 percent increase in price which offset the impact of a slight decrease in production.
     Canada’s second-quarter 2006 revenues increased $34 million over second-quarter 2005 on a 37 percent increase in price, which offset a slight decline in oil production, period over period. First-half oil revenues were up $41 million relative to 2005, on a 26 percent improvement in price. Daily production for the first half of 2006 was four percent below 2005 levels.
     Argentina contributed an additional $23 million in revenues for the second quarter of 2006 compared to the same quarter in 2005, with $22 million related to a 5,408 b/d increase in production. The increase in crude oil production resulted from the acquisition of Pioneer’s Argentine operations in April 2006. Argentina’s six-month period revenues were up $25 million from 2005, reflecting the impact of the Pioneer acquisition.
     Australia’s second-quarter 2006 crude oil revenues increased $18 million compared to the second-quarter 2005. This increase reflects a 39 percent increase in price, which is partially offset by a nine percent decrease in crude oil production. The higher price realizations generated additional revenues of $26 million that were partially offset by an $8 million impact from lower production. The production decline was primarily attributed to natural decline, especially in the Legendre and Harriet oil fields, decline of the Legendre North 5H from increased water cut, and lower condensate liquids associated with the lower production from the Linda gas field. These production declines were partially offset by production gains from the Zephyrus and Mohave fields, increased condensate production from the Rose gas field including additional condensate production associated with commencement of John Brookes field and a successful Stag well work and optimization program. Revenues for the first half of 2006 were $13 million above the relevant 2005 period, reflecting a 33 percent increase in price, which was partially offset by an 18 percent decrease in production.
     U.S. second-quarter 2006 crude oil revenues increased $15 million compared to the same quarter of 2005. This increase was the result of a 24 percent increase in realized price offset by a 15 percent decrease in crude oil production. The production decrease was primarily attributable to natural decline and production that remains shut-in because of hurricane damage to platforms, pipelines and other support facilities during the third quarter of 2005. Production from acquisitions completed since the end of the second quarter of 2005, including the January 2006 acquisition from Amerada Hess, and our active drilling program lessened the impact of the hurricane damage and natural decline. Six-month period revenues declined $8 million period over period on a 17 percent decline in production offset somewhat by a 19 percent increase in crude oil price realizations.

     China’s second-quarter 2006 revenues decreased $11 million compared to second-quarter 2005 with $21 million of additional revenues related to a 47 percent increase in crude oil price, offset by a 49 percent decrease in net production. The decrease was primarily due to a lower net production entitlement as partner advances were fully recovered in August of 2005.
     Approximately eight percent of our worldwide crude oil production was subject to financial derivative hedging for the second quarter and first six months of 2006, compared to six percent for the comparable periods in 2005. Currently, all of our crude oil derivative positions have been designated against U.S. production. These financial derivative instruments reduced our second-quarter 2006 and 2005 worldwide realized price $1.71 and $.50 per barrel, respectively. For the six-month periods ending June 30, 2006 and 2005 these hedges reduced our average realized prices $1.52 and $.42 per barrel, respectively. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of the current derivative positions and terms.)
     Natural Gas Revenues
     Second-quarter 2006 consolidated natural gas revenues increased $34 million from the comparable prior-year quarter with a 21 percent increase in natural gas production adding $121 million to period revenues, offset by a 13 percent decrease in realized natural gas price of $87 million. Production in all of our major gas producing regions, except the U.S. Gulf Coast, increased on a comparative basis. Egypt had the most significant impact on second quarter revenues contributing over 77 percent, or $26 million, of the $34 million increase referenced above. For the six-month period, consolidated natural gas revenues increased $212 million from the comparable 2005 period, reflecting a 14 percent increase in production and a slight increase in price realizations.
     Egypt added $26 million to second-quarter 2006 consolidated natural gas revenues compared to the same quarter of 2005. Egypt’s production increased 49 percent while price realizations were five percent lower than the 2005 quarter. Egypt’s production growth was primarily attributed to the Khalda concession Qasr field, which commenced production in August 2005. On a six-month comparison, Egypt added $50 million to 2006 revenues on a 43 percent rise in production. A minimal decline in comparative prices period to period had very little effect on revenues.
     Australia’s second-quarter 2006 natural gas revenues were $9 million higher than the respective prior-year period with a 68 percent rise in production adding $11 million to revenues. The 2006 second-quarter price decreased eight percent from the 2005 quarter. The additional production came from the John Brookes field, which began producing during the third quarter of 2005. Australia contributed $14 million to 2006 first-half gas revenues when compared to 2005. The added revenues related to a 51 percent rise in production, mainly from the John Brookes development mentioned above. Our six-month 2006 natural gas price averaged eight percent less than the first half of 2005.
     Argentina’s 2006 second-quarter and six-month period natural gas revenues each were $8 million more than the comparable 2005 period because of the Pioneer acquisition. Lower relative price realizations in both the three-month and six-month 2006 periods had very little impact on 2006 second-quarter and six-month comparative natural gas revenues.
     Canada’s second-quarter 2006 natural gas revenues increased $7 million over the comparable quarter of 2005 on 10 percent increased production, which offset a six percent decline in realized price. The production increase resulted from drilling and development activity on the ExxonMobil Grant Lands and in the Consort and Nevis areas, which collectively, more than offset natural decline and operational issues in other areas. Canada contributed $101 million higher gas revenues for the six-month period compared to 2005 on a 14 percent higher natural gas price and a 10 percent increase in production.
     U.S. second-quarter 2006 natural gas revenues were $17 million lower than the same quarter of 2005. Second-quarter natural gas prices and production each were down two percent when compared to the comparable prior-year quarter. Our Gulf Coast region 2006 second-quarter production was 12 percent less than the comparable 2005 quarter primarily because of production that remains shut-in from the 2005 hurricanes earlier discussed and other non-hurricane related facility and third-party downtime. A successful drilling and recompletion program, coupled with the benefit of properties recently acquired, including outer Continental Shelf properties acquired in recent years, more than offset the Gulf region’s natural decline. Central region 2006 second-quarter production was up 17 percent on active drilling and recompletion programs and, to a lesser extent, acquisitions. U.S. natural gas revenues for the 2006 six-month period, were $37 million higher than the relevant 2005 period, with a nine percent increase in price realizations offsetting the impact of a four percent decline in production.

Although a majority of our worldwide gas sales contracts are indexed to prevailing market prices, approximately eight percent and nine percent of our second-quarter 2006 and 2005 U.S. natural gas production, respectively, was subject to long-term, fixed-price physical contracts. Approximately eight percent of our U.S. natural gas production for the first six months of 2006 was subject to long-term, fixed price physical contracts down from 10 percent in the prior year. These fixed-price contracts reduced second-quarter 2006 and 2005 worldwide realized prices $.08 and $.13 per Mcf, respectively and 2006 and 2005 six-month worldwide realized prices $.14 and $.12 per Mcf, respectively. Additionally, nearly all of our Australian natural gas production is subject to long-term, fixed-price supply contracts that are periodically adjusted for changes in Australia’s consumer price index. Since these contracts are denominated in Australian dollars, the resulting revenues are impacted by changes in the value of the Australian dollar relative to the U.S. dollar. In Argentina, our natural gas is sold into three separate markets; 1) the residential market, where prices are regulated by the Argentine government; 2) the commercial market for small industrial companies and electrical generation, where prices, although higher than for the residential market, are also controlled by the Argentine government; and 3) the negotiated market for large industrial users, where prices fluctuate throughout the year based on supply and demand. Delivery requirements into the residential and commercial markets are determined proportionately among all industry participants. Regulated pricing on a portion of our gas market in Argentina lessens price volatility.
     In addition to fixed price physical contracts, approximately seven percent and 11 percent of our worldwide natural gas production was subject to financial derivative hedges for the second-quarter and six-month periods of 2006 and 2005, respectively. At the close of this quarter, all of our natural gas derivative positions had been designated against Gulf of Mexico production. These derivative financial instruments reduced our second-quarter 2006 and 2005 consolidated realized prices $.03 and $.07 per Mcf, respectively. Our average realized prices for the first six-month periods of 2006 and 2005 were reduced $.09 and $.03 per Mcf, respectively. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of our current derivative positions and terms.)
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization (DD&A):
Oil and gas property and equipment	$413	$338	$9.06	$7.92	$759	$658	$8.75	$7.81
Other assets	29	21	.63	.48	55	40	.64	.48
Asset retirement obligation accretion	21	13	.46	.31	41	26	.48	.31
Lease operating costs	312	255	6.85	5.98	604	489	6.97	5.80
Gathering and transportation costs	26	26	.57	.61	52	50	.60	.59
Severance and other taxes	168	87	3.69	2.03	315	159	3.63	1.88
General and administrative expense	52	52	1.15	1.22	98	102	1.13	1.21
Financing costs, net	32	32	.68	.74	54	64	.62	.75

Total	$1,053	$824	$23.09	$19.29	$1,978	$1,588	$22.82	$18.83

Depreciation, Depletion and Amortization (DD&A)
     Second-quarter 2006 full-cost DD&A expense of $413 million was $75 million higher than the comparative quarter of 2005. The Company’s 2006 second-quarter full-cost DD&A rate increased $1.14 to $9.06 per boe, from the same quarter last year, reflecting rising acquisition costs, rising industry-wide drilling and finding costs, especially in the U.S. and Canada, and incremental future development costs associated with recent acquisitions and newly identified development projects. The increase in costs, including increased estimates of future development costs, is related to increased demand for drilling services, a consequence of both higher oil and gas prices and additional demand resulting from the need to repair damage caused by hurricanes Katrina and Rita in the third quarter of 2005. High commodity prices have also increased acquisition prices. The increase in second-quarter 2006 DD&A, relative to the 2005 quarter, was mitigated by a decline in Egypt resulting from the January 2006 sale of Egypt’s deepwater acreage.

     DD&A expense for the first six months of 2006 totaled $759 million, $101 million more than 2005. The full-cost DD&A rate averaged $8.75 per boe, $.94 higher than 2005. The same factors driving the increase in the 2006 second-quarter rate drove the increase in the six-month period rate.
     Lease Operating Costs (LOE)
     LOE increased $57 million from the second quarter of last year to $312 million in the second quarter of 2006. On a unit basis, 2006 second-quarter LOE was up $.87 from the 2005 quarter to $6.85 per boe. LOE for the six months ended June 30, 2006 totaled $604 million, $115 million more than 2005. Unit costs for the six-month period were $6.97 per boe compared to $5.80 in 2005. Rising production mitigated the impact of industry wide service cost increases, despite the U.S. Gulf Coast volumes that continue to be shut-in because of the 2005 hurricanes.
     Approximately 30 percent ($.26 per boe) of the increase in our 2006 second-quarter LOE rate, relative to the 2005 quarter, was associated with the volumes that remain shut-in because of the hurricanes. For the 2006 six-month period, approximately one-third ($.39 per boe) of the increase from the 2005 LOE rate was associated with volumes that remain shut-in because of the hurricanes and a non-cash hurricane-related charge recognized in the first quarter of 2006 that is incurred only if the Company elects to terminate its membership in OIL. The remaining increases in the per unit rates for both periods were attributable to higher service costs associated with rising commodity prices, driving increases in repair and maintenance costs, ad valorem costs, contract labor, and the impact of a weaker U.S. dollar on Canadian LOE. Historically, electricity, fuel and ad valorem costs have been directly impacted by rising commodity prices. Other service costs have historically risen as a result of increased activity, and hence demand, in high commodity price environments.
     On a regional basis, the U.S. added $.38 to the 2006 second-quarter consolidated rate, most of which was related to the shut-in production, Canada $.52, the North Sea $.25 and China $.06. Canada’s increase was driven by the impact of a weaker U.S. dollar on Canadian LOE, higher relative repair and maintenance costs and higher chemicals, power, fuel and labor costs. Lower production, higher repair and maintenance costs and higher fuel and service costs drove the increase in the North Sea, while China’s increase in LOE per boe was a result of a decline in production volumes as partner advances were fully recovered in the second half of 2005, thereby reducing the Company’s net entitlement. Argentina lowered the second-quarter consolidated rate $.14 per boe on the production added from the April 2006 Pioneer acquisition, while Australia and Egypt lowered the rate $.13 and $.06 per boe, respectively. Australia’s impact was related to the production from the John Brookes’ field which more than offset the impact of higher maintenance and insurance costs. Egypt’s impact was attributed to production from the Qasr field in the Khalda Concession which more than offset the processing fees associated with the Qasr gas, higher fuel costs and contract labor.
     For the six-months ended June 30, 2006, the U.S. added $.69, Canada $.42, the North Sea $.16, and China $.07 to the consolidated boe rate. Argentina, Australia and Egypt lowered the consolidated rate $.07, .06 and $.04 per boe, respectively.
     For a more detailed discussion of production, refer to “Results of Operations — Revenues” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Gathering and Transportation Costs
     Gathering and transportation costs were flat quarter over quarter and increased four percent for the first six months of 2006 compared to the same period in 2005. The following table presents gathering and transportation costs paid directly by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In millions)
U.S.	$8	$8	$16	$16
Canada	9	8	17	16
North Sea	7	7	14	14
Egypt	2	3	5	4

Total Gathering and Transportation	$26	$26	$52	$50

     For both periods presented, these costs related to the transportation of crude oil and natural gas in our North American operations, transportation of crude oil in the North Sea and transportation of crude oil from Egypt.
     Severance and Other Taxes
     Second-quarter 2006 severance and other taxes totaled $168 million, $81 million greater than the prior-year quarter. For the six-month period, severance and other taxes totaled $315 million compared to $159 million in the year-earlier period. A detail of these taxes follows:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In millions)
Severance taxes	$34	$29	$63	$59
U.K. PRT	123	52	231	89
Canadian taxes	4	4	9	9
Other	7	2	12	2

Total Severance and Other Taxes	$168	$87	$315	$159

     U.K. Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the North Sea. The increase in second-quarter 2006 PRT, compared to the 2005 quarter, was attributable to a 35 percent increase in oil realizations (partially offset by a six percent reduction in production) and a 33 percent decrease in deductible costs. The increase in PRT for the six-month period was related to a 33 percent increase in oil realizations and a 31 percent decrease in deductible costs.
     Severance taxes are incurred in the U.S. and Australia. Second-quarter 2006 U.S. severance taxes increased $4 million, in line with higher production revenues. Australia’s second-quarter 2006 severance taxes were flat to the comparable 2005 period. For the six-month period ending June 30, 2006, U.S. severance taxes rose $11 million on higher price-driven revenues, while Australia’s severance taxes declined $7 million on lower excise taxes on production from the Legendre field, where production declined period over period.
     Other taxes for both the 2006 quarter and six-month periods include $5 million of newly enacted special profits charges levied on petroleum revenues by the Chinese government. The balance of the increase in both periods presented primarily relates to higher state franchise and income taxes.
     General and Administrative Expense
     Second-quarter 2006 general and administrative expense (G&A) of $52 million was flat compared to the second quarter of 2005. G&A expense for the 2006 six-month period totaled $98 million, $4 million less than the comparable 2005 period. The lower expenses were related to the relative impact of Apache’s stock-based compensation, which was greater in the 2005 period than the 2006 period. Apache’s cash-based SAR’s program is expensed based on changes in the Company’s stock price and resulted in greater expense in the 2005 period when compared to 2006. These lower stock-based compensation costs offset growth in our international areas, including the Argentina acquisition, and higher insurance costs.
     Provision for Income Taxes
     Second-quarter 2006 income tax expense was $62 million less than in the prior-year relevant quarter, despite higher taxable income. The effective rate in the 2006 quarter was 28.3 percent compared to 37.1 percent in the 2005 quarter, driven by a combination of federal and provincial tax rate reductions enacted by Canada during the most recent quarter that reduced income taxes by approximately $132 million. This benefit was somewhat offset by additional deferred tax expenses of approximately $25 million related to foreign currency exchange rate movements. For comparative purposes, the 2005 quarter had a $10 million deferred tax benefit from favorable foreign currency exchange rate movements.
     Six-month 2006 income tax expense was $13 million more than in the 2005 period on higher taxable income, the impact of which was mostly offset by a lower effective tax rate. The effective rate for the 2006 period was 33.5 percent compared to 37.4 percent in the 2005 period. The lower effective rate for the 2006 period was driven by the Canadian rate reductions previously discussed. As with the quarter period, this benefit was somewhat offset by additional deferred tax expenses of $25 million related to foreign currency exchange rate movements. For comparative purposes, the 2005 six-month period had a $13 million deferred tax benefit from favorable foreign currency exchange rate movements.
Capital Resources and Liquidity
Financial Indicators

	June 30,	December 31,
	2006	2005
Millions of dollars except as indicated

Cash	$42	$229
Current ratio	.64	.99
Total debt	$3,476	$2,192
Shareholders’ equity	$11,830	$10,541
Percent of total debt to capitalization	23%	17%
Floating-rate debt/total debt	37%	—
Overview
     Apache’s primary uses of cash are exploration, development and acquisition of oil and gas properties, costs and expenses necessary to maintain continued operations, repayment of principal and interest on outstanding debt and payment of dividends.
     The Company funds its exploration and development activities primarily through net cash provided by operating activities (cash flow) and budgets capital expenditures based on projected cash flow. Our cash flow, both in the short-term and long-term, is impacted by highly volatile oil and natural gas prices, production levels and industry trends impacting operating expenses and drilling costs. Future cash flows are also dependent on our ability to continue to acquire or find high-margin reserves at competitive prices. For these reasons, we only forecast, for internal use by management, an annual cash flow. Longer term cash flow and capital spending projections are not used by management to operate our business. The annual cash flow forecasts are revised monthly in response to changing market conditions and production projections. Apache routinely adjusts capital expenditure budgets in response to the adjusted cash flow forecasts and market trends in drilling and acquisitions costs.
     The Company has historically utilized internally generated cash flow, committed and uncommitted credit facilities, and access to both debt and equity capital markets for all other liquidity and capital resources needs. Apache’s ability to access the debt capital market is supported by its investment grade credit ratings. Apache’s senior unsecured debt is currently rated investment grade by Moody’s, Standard and Poor’s and Fitch with ratings of A3, A- and A, respectively. Because of the liquidity and capital resources alternatives available to Apache, including internally generated cash flows, Apache’s management believes that its short-term and long-term liquidity is adequate to fund operations, including its capital spending program, repayment of debt maturities and any amounts that may ultimately be paid in connection with contingencies.
     Given the Company’s current capital resource and liquidity position, an announcement was made in April 2006 that the Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock, valued at approximately $1 billion when first announced. Shares may be purchased either in the open market or through privately negotiated transactions. The Company anticipates that any purchases will be made with excess cash flows and short-term borrowing, but the Company is not obligated to acquire any specific number of shares. The Company initiated the program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through June 30, 2006, the Company had repurchased 2,250,000 of the shares authorized by its Board of Directors at an average price of $70.40 per share.
     The Company’s ratio of current assets to current liabilities was .64 on June 30, 2006, compared to .99 on December 31, 2005. The decrease in the ratio was the result of an increase in current liabilities of $1.1 billion and a $59 million decrease in current assets. The increase in current liabilities from the end of 2005 was principally driven by the issuance of commercial paper during the second quarter of 2006 to fund acquisitions, although variations in other current liability categories impacted the ultimate change. The slight decrease in current assets for the same period primarily related to lower cash on hand levels, with variations in other current asset categories also impacting the change.

Net Cash Provided by Operating Activities
     Apache’s net cash provided by operating activities for the first six months of 2006 totaled $2.3 billion, up from $1.8 billion for the same period in 2005. The increase in 2006 cash flow is attributed to higher net income, which was driven by both increased prices and increased production in the period as discussed in ‘Results of Operations’ under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
     Historically, fluctuations in commodity prices have been the primary reason for the Company’s short-term changes in cash flow from operating activities. Sales volume changes have also impacted cash flow in the short-term, but have not been as volatile as commodity prices. Apache’s long-term cash flow from operating activities is dependent on commodity prices, reserve replacement, and the level of costs and expenses required for continued operations. Normal fluctuations in operating asset and liability balances also impacted net cash from operating activities.
Debt
     During the first six months of 2006, the Company’s debt-to-capitalization ratio increased to 23 percent from 17 percent on December 31, 2005, as a result of an increase in commercial paper outstanding following $1.8 billion of acquisitions. The Company’s outstanding debt consisted of notes and debentures maturing in the years 2007 through 2096.
     The Company has available a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. Our weighted-average interest rate for commercial paper was 4.88 percent and 2.75 percent for the first six months of 2006 and 2005, respectively. As of June 30, 2006, available borrowing capacity under our total credit facilities was $970 million. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100 percent backstop.
     The Company was in compliance with the terms of the credit facilities as of June 30, 2006. Our $42 million in cash and cash equivalents on hand as of June 30, 2006, declined $187 million from the $229 million available at the end of 2005. The cash was used to fund operations and help fund our second-quarter acquisitions.
     In May 2006, the Company amended its existing five-year revolving U.S. credit facility which was scheduled to mature on May 28, 2009. The amendment: (a) extended the maturity to May 28, 2011, (b) increased the size of the facility from $750 million to $1.5 billion, and (c) reduced the facility fees from .08% to .06% and reduced the margin over LIBOR on loans from .27% to .19%. The lenders also extended the maturity dates of the $150 million Canadian facility, the $150 million Australian facility and $385 million of the $450 million U.S. credit facility, for an additional year May 12, 2011 from May 12, 2010. The Company also increased the size of its commercial paper availability to $1.95 billion from $1.20 billion. As of June 30, 2006, Apache had issued $1.28 billion of its commercial paper.
Stock Transactions
     The Company has historically used access to equity capital markets to fund significant acquisitions.
Oil and Gas Capital Expenditures
     The Company funded its exploration and production capital expenditures, including gathering, transportation and marketing facilities, of $1.9 billion and $1.8 billion in the first half of 2006 and 2005, respectively, primarily with internally generated cash flow of $2.3 billion and $1.8 billion, respectively.

     The following table presents a summary of the Company’s capital expenditures for each of our reportable segments for the six month periods ended June 30, 2006 and 2005.

	For the Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Exploration and development:
United States	$689,536	$532,190
Canada	559,763	508,016
Egypt	211,049	163,734
Australia	69,711	115,918
North Sea	157,817	265,152
Argentina	20,890	10,554
Other International	9,963	10,300

	$1,718,729	$1,605,864

Capitalized Interest	$30,075	$27,663

Gas gathering, transmission and processing facilities	$144,514	$207,594

Acquisitions:
Oil and gas properties	$1,840,186	$26,654

Cash Dividend Payments
     The Company has paid cash dividends on its common stock for 41 consecutive years through 2005. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other relevant factors. Common dividends paid during the three months and six months ended June 30, 2006 rose to $33 million and $66 million, respectively, reflecting a slight increase in common shares outstanding and a 25 percent higher common stock dividend rate. The Company increased its quarterly cash dividend 25 percent, to 10 cents per share from eight cents per share, effective with the November 2005 dividend payment. During the three months and six months ended June 30, 2006, Apache paid $1.4 million and $2.8 million, respectively, in dividends on its Series B Preferred Stock issued in August 1998.
Contractual Obligations
     We are subject to various financial obligations and commitments in the normal course of operations. These contractual obligations represent known future cash payments that we are required to make and relate primarily to commercial paper outstanding, long-term debt, operating leases, pipeline transportation commitments and international commitments. The Company expects to fund these contractual obligations with cash generated from operating activities.
     Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess the impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache’s management feels that it has adequately reserved for its contingent obligations. The Company has reserved approximately $11 million for environmental remediation. The Company has also reserved approximately $18 million for various legal liabilities, in addition to $71 million, (plus accrued interest of $8.2 million) for the Texaco China B.V. litigation.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United States and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Average monthly oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $56.24 per barrel to a high of $66.93 per barrel during the first six months of 2006. Average monthly gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $4.65 per Mcf to a monthly high of $8.05 per Mcf during the same period. Based on the Company’s worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease six-month 2006 revenues by $40 million. Based on the Company’s worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease six-month 2006 revenues by $27 million.
     We have historically entered into hedges in conjunction with selected acquisitions to protect against commodity price volatility. These hedges effectively reduce price risk on a portion of our projected oil and natural gas production from acquisitions.
     Apache has historically only hedged long-term oil and gas prices related to a portion of its expected production associated with acquisitions. As such, the Company’s use of hedging activity remains at a correspondingly low level. However, Apache plans to hedge a portion of its expected production associated with the Company’s 2006 drilling program. In the first six months of 2006, financial derivative hedges represented approximately seven percent of the total worldwide natural gas production and eight percent of the total worldwide crude oil production. Hedges in place are entirely related to U.S. production and represent approximately ten percent of worldwide production for natural gas and crude oil for the remainder of 2006.
     On June 30, 2006, the Company had open natural gas derivative positions with a fair value of $(86) million. A 10 percent increase in natural gas prices would change the fair value by $(49) million. A 10 percent decrease in prices would change the fair value by $49 million. The Company also had open oil derivative positions with a fair value of $(195) million on June 30, 2006. A 10 percent increase in crude oil prices would change the fair value by $(106) million. A 10 percent decrease in prices would change the fair value by $106 million. See Note 2, Hedging and Derivative Instruments of this Form 10-Q, for notional volumes associated with the Company’s derivative contracts.
Interest Rate Risk
     The Company interest rate risk exposure increased during the second quarter of 2006 with the addition of $1.3 billion in floating-rate debt. As of June 30, 2006, the Company’s fixed interest debt represented 63 percent of total debt. As a result, Apache’s annual interest costs in 2006 will fluctuate based on short-term interest rates on what is presently approximately 37 percent of our total debt outstanding as of June 30, 2006. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $1.8 million per quarter on June 30, 2006 debt balances.
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
     A 10 percent change in the Australian and Canadian dollars and the British pound as of June 30, 2006 would result in a foreign currency net gain or loss of approximately $141 million. This is primarily driven from foreign currency effects on the Company’s deferred tax liability positions in its international operations.
     The information set forth under “Commodity Risk,” “Interest Rate Risk” and “Foreign Currency Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference. Information about market risks for the quarter ended June 30, 2006, does not differ materially from the disclosure in our 2005 Form 10-K, except as noted above.
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
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in internal controls over financial reporting during the quarter ending June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (filed with the SEC on March 14, 2006) and the updating of those matters in this quarterly report in Item 1 — Financial Statements, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
During the quarter ending June 30, 2006, there were no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year end December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended June 30, 2006:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number of Shares that May Yet Be Purchased
	Total		Shares Purchased as
	Number of	Average	Part of Publicly
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs*	Programs*
April 1 to April 30, 2006	—	$—	—	15,000,000
May 1 to May 31, 2006	2,000,000	71.69	2,000,000	13,000,000
June 1 to June 30, 2006	250,000	60.11	2,250,000	12,750,000

Total	2,250,000	$70.40

*	On April 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 15 million shares of the Company’s common stock. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the current market price of the Company’s common stock and overall market conditions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 4, 2006. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.
Out of a total of 330,329,506 shares of the Company’s common stock outstanding and entitled to vote, 294,994,770 shares were present at the meeting in person or by proxy, representing 89.30 percent of the shares entitled to vote. Matters voted upon at the meeting were as follows:

(a)	We received stockholder votes for the election of five directors of Apache, each to serve until Apache’s annual meeting in 2009, or until their successors are duly elected. We counted and tabulated all votes and determined the results of the votes as follows:

		Authority
Nominee	For	Withheld
Frederick M. Bohen	188,301,926	106,692,844
George D. Lawrence	186,130,357	108,864,413
Rodman D. Patton	257,052,467	37,942,303
Charles J. Pitman	261,838,799	33,155,971
Jay A. Precourt	261,954,198	33,040,571
(b)	Authorization of 50,000 additional shares for the Company’s Non-Employee Directors’ Compensation Plan was approved by a vote of 238,948,466 shares for and 7,999,599 shares against.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

10.1	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated May 4, 2006, effective as of January 1, 2006.

12.1	–	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1	–	Certification of Chief Executive Officer.

31.2	–	Certification of Chief Financial Officer.

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE CORPORATION

Dated: August 9, 2006	/s/ ROGER B. PLANK

Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: August 9, 2006	/s/ THOMAS L. MITCHELL

Thomas L. Mitchell
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

10.1	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated May 4, 2006, effective as of January 1, 2006.

12.1	–	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1	–	Certification of Chief Executive Officer.

31.2	–	Certification of Chief Financial Officer.

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer.