Form 10-Q
period 2006-09-30
APACHE CORP
filed 2006-11-08
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
YES ☐     NO ☑
Number of shares of Registrant’s common stock, outstanding as of September 30, 2006................................................. 329,413,445

PART I — FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$2,072,815	$2,051,744	$6,108,240	$5,452,928
Gain on China divestiture	173,545	—	173,545	—
Other	15,121	9,308	40,316	29,643

	2,261,481	2,061,052	6,322,101	5,482,571

OPERATING EXPENSES:
Depreciation, depletion and amortization	487,542	357,159	1,301,557	1,055,583
Asset retirement obligation accretion	22,762	13,527	64,268	40,016
Lease operating costs	361,784	279,995	965,800	768,596
Gathering and transportation costs	24,815	23,571	76,728	73,529
Severance and other taxes	117,704	150,394	432,520	309,173
General and administrative	53,781	50,047	151,644	152,460
Financing costs:
Interest expense	61,074	43,517	154,073	133,590
Amortization of deferred loan costs	501	521	1,530	3,226
Capitalized interest	(16,108)	(14,990)	(46,183)	(42,653)
Interest income	(3,481)	(2,201)	(13,112)	(4,003)

	1,110,374	901,540	3,088,825	2,489,517

INCOME BEFORE INCOME TAXES	1,151,107	1,159,512	3,233,276	2,993,054
Provision for income taxes	504,043	472,517	1,201,666	1,157,546

NET INCOME	647,064	686,995	2,031,610	1,835,508
Preferred stock dividends	1,420	1,420	4,260	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK	$645,644	$685,575	$2,027,350	$1,831,248

NET INCOME PER COMMON SHARE:
Basic	$1.96	$2.08	$6.14	$5.57

Diluted	$1.94	$2.05	$6.08	$5.49

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,031,610	$1,835,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,301,557	1,055,583
Asset retirement obligation accretion	64,268	40,016
Provision for deferred income taxes	534,999	412,652
Other	(145,986)	48,518
Changes in operating assets and liabilities:
(Increase) decrease in receivables	44,356	(317,394)
(Increase) decrease in drilling advances and other	78,576	(96,259)
(Increase) decrease in inventories	(13,468)	10,822
(Increase) decrease in deferred charges and other	(131,075)	(30,226)
Increase (decrease) in accounts payable	(130,884)	121,003
Increase (decrease) in accrued expenses	(286,591)	137,501
Increase (decrease) in advances from gas purchasers	(17,970)	(15,935)
Increase (decrease) in deferred credits and noncurrent liabilities	69,620	(41,693)

Net cash provided by operating activities	3,399,012	3,160,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,697,012)	(2,736,266)
Acquisition of BP plc properties	(821,282)	—
Acquisition of Pioneer’s Argentine operations	(704,809)	—
Acquisition of Amerada Hess properties	(229,095)	—
Acquisition of Pan American Fueguina S.R.L. properties	(396,056)	—
Additions to gas gathering, transmission and processing facilities	(203,211)	—
Proceeds from China divestiture	264,081	—
Proceeds from sale of Egyptian properties	409,197	—
Other, net	(308,166)	5,236

Net cash used in investing activities	(4,686,353)	(2,731,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	1,531,436	112,398
Payments on debt	(75,260)	(508,729)
Dividends paid	(103,264)	(83,046)
Common stock activity	23,453	18,646
Treasury stock activity, net	(169,671)	5,802
Cost of debt and equity transactions	(1,370)	(838)
Other	14,079	12,292

Net cash provided by (used in) financing activities	1,219,403	(443,475)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,938)	(14,409)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	228,860	111,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,922	$96,684

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$160,922	$228,860
Receivables, net of allowance	1,565,606	1,444,545
Inventories	284,998	209,670
Drilling advances	63,276	146,047
Derivative instruments	81,459	16
Prepaid taxes	158,980	58,797
Prepaid assets and other	64,990	74,142

	2,380,231	2,162,077

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	27,949,979	23,836,789
Unproved properties and properties under development, not being amortized	1,286,332	795,706
Gas gathering, transmission and processing facilities	1,669,272	1,359,477
Other	348,685	312,970

	31,254,268	26,304,942
Less: Accumulated depreciation, depletion and amortization	(10,616,579)	(9,513,602)

	20,637,689	16,791,340

OTHER ASSETS:
Goodwill, net	189,252	189,252
Deferred charges and other	218,753	129,127

	$23,425,925	$19,271,796

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$627,412	$714,598
Accrued operating expense	85,245	66,609
Accrued exploration and development	517,298	460,203
Accrued compensation and benefits	122,298	125,022
Accrued interest	42,994	32,564
Accrued income taxes	39,789	120,153
Current debt	1,458,917	274
Asset retirement obligation	342,190	93,557
Derivative instruments	112,629	256,115
Other	141,047	317,469

	3,489,819	2,186,564

LONG-TERM DEBT	2,189,487	2,191,954

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	3,372,918	2,580,629
Advances from gas purchasers	50,798	68,768
Asset retirement obligation	1,459,341	1,362,358
Derivative instruments	—	152,430
Other	228,518	187,878

	5,111,575	4,352,063

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized – Series B, 5.68% Cumulative Preferred Stock, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 338,573,305 and 336,997,053 shares issued, respectively	211,608	210,623
Paid-in capital	4,243,699	4,170,714
Retained earnings	8,428,774	6,516,863
Treasury stock, at cost, 9,159,860 and 6,875,823 shares, respectively	(259,971)	(89,764)
Accumulated other comprehensive loss	(87,453)	(365,608)

	12,635,044	10,541,215

	$23,425,925	$19,271,796

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
(In thousands, except per share)	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2004		$98,387	$209,320	$4,106,182	$4,017,339	$(97,325)	$(129,482)	$8,204,421
Comprehensive income (loss):
Net income	$1,835,508	—	—	—	1,835,508	—	—	1,835,508
Commodity hedges, net of income tax benefit of $185,766	(309,444)	—	—	—	—	—	(309,444)	(309,444)

Comprehensive income	$1,526,064

Dividends:
Preferred		—	—	—	(4,260)	—	—	(4,260)
Common ($.26 per share)		—	—	—	(85,506)	—	—	(85,506)
Common shares issued		—	796	56,795	—	—	—	57,591
Treasury shares issued, net		—	—	7,064	—	7,354	—	14,418
Other		—	—	123	—	—	—	123

BALANCE AT SEPTEMBER 30, 2005		$98,387	$210,116	$4,170,164	$5,763,081	$(89,971)	$(438,926)	$9,712,851

BALANCE AT DECEMBER 31, 2005		$98,387	$210,623	$4,170,714	$6,516,863	$(89,764)	$(365,608)	$10,541,215
Comprehensive income (loss):
Net income	$2,031,610	—	—	—	2,031,610	—	—	2,031,610
Commodity hedges, net of income tax expense of $152,871	278,155	—	—	—	—	—	278,155	278,155

Comprehensive income	$2,309,765

Dividends:
Preferred		—	—	—	(4,260)	—	—	(4,260)
Common ($.30 per share)		—	—	—	(115,440)	—	—	(115,440)
Common shares issued		—	985	67,329	—	—	—	68,314
Treasury shares activity, net		—	—	5,566	—	(170,199)	—	(164,633)
Other		—	—	90	1	(8)	—	83

BALANCE AT SEPTEMBER 30, 2006		$98,387	$211,608	$4,243,699	$8,428,774	$(259,971)	$(87,453)	$12,635,044

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
1. ACQUISITIONS AND DIVESTITURES
2006 Acquisitions and Divestitures
     Amerada Hess
     On January 5, 2006, the Company purchased Amerada Hess’s interest in eight fields located in the Permian Basin of West Texas and New Mexico. The original purchase price was reduced from $404 million to $269 million because other interest owners exercised their preferential rights to purchase a number of the properties. The settlement price at closing of $239 million was also adjusted for revenues and expenditures occurring between the closing date and the effective date of the acquisition. These fields had estimated proved reserves of 27 million barrels (MMbbls) of liquid hydrocarbons and 27 billion cubic feet (Bcf) of natural gas as of year-end 2005.
     On January 6, 2006, the Company completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. Apache did not have any proved reserves booked for these properties. Apache first announced this transaction on October 13, 2005.
     Pioneer Natural Resources (Pioneer)
     On April 25, 2006, the Company acquired Pioneer’s operations in Argentina for $675 million. The total cash consideration allocated below includes working capital balances purchased by the Company, asset retirement liabilities assumed and transaction costs. The properties are located in the Neuquén, San Jorge and Austral basins of Argentina and had estimated net proved reserves of approximately 22 MMbbls of liquid hydrocarbons and 297 Bcf of natural gas as of December 31, 2005. The properties include eight gas processing plants (five operated and three non-operated) and 112 miles of operated pipelines in the Neuquén Basin. Also included are 2,200 square miles of 3-D seismic data. Apache financed the purchase with cash on hand and commercial paper.
     The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values as of the date of acquisition, as follows (in thousands):

Proved property	$501,938
Unproved property	189,500
Gas Plants	51,200
Working capital acquired, net	11,256
Asset retirement obligation	(13,635)
Deferred income tax liability	(37,630)

Cash consideration	$702,629

     BP plc (BP)
     In June 2006, the Company acquired BP’s remaining producing properties on the Outer Continental Shelf of the Gulf of Mexico. The original purchase price was reduced from $1.3 billion for 18 producing fields to $845 million because other interest owners exercised their preferential rights to purchase five of the 18 fields. The purchase price consisted of $747 million of proved property, $42 million of unproved property and $56 million of facilities. The settlement price on the date of closing of $821 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. The effective date of the purchase was April 1, 2006. The acquired properties include 13 producing fields (nine of which are operated) with estimated proved reserves of 19.5 MMbbls of liquid hydrocarbons and 148 Bcf of natural gas. Apache financed the purchase with cash on hand and commercial paper.
     ROC Oil Company Limited (ROC)
     On August 8, 2006, the Company completed the sale of its 24.5 percent interest in the Zhao Dong block offshore, the People’s Republic of China, to Australia-based ROC Oil Company Limited for $260 million, marking Apache’s exit from China. The effective date of the transaction was July 1, 2006. The Company booked a gain of $174 million in the third quarter.
     Pan American Fuequina S.R.L. (Pan American)
     During the third quarter of 2006, Apache acquired additional interests in (and now operates) seven concessions in the Tierra del Fuego Province from Pan American for total consideration of $429 million. The total cash consideration allocated below includes working capital balances purchased, asset retirement obligations assumed and an obligation to deliver specific gas volumes in the future. Apache financed the purchase with cash on hand and commercial paper.
     The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values as of the date of acquisition, as follows (in thousands):

Proved property	$302,638
Unproved property	132,000
Working capital acquired, net	8,929
Asset retirement obligation	(1,511)
Assumed obligation	(46,000)

Cash consideration	$396,056

2005 Acquisitions and Divestitures
     There were no material acquisitions or divestitures during the nine-month period ended September 30, 2005.
2. HEDGING AND DERIVATIVE INSTRUMENTS
     Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. The Company’s hedging approach allows management to enter into hedges in connection with capital investments, including selected acquisitions. The success of an acquisition is significantly influenced by the Company’s ability to achieve targeted production at forecasted prices over the long term, and commodity hedges effectively reduce price risk on a portion of the acquired production. During the third quarter of 2006, the Company’s Board of Directors authorized management to enter into additional derivative contracts on a portion of production generated from the 2006 drilling program. Hedge positions entered into for the drilling program were designed to protect the underlying investment economics of the program.
     Apache has entered into, and designated as cash flow hedges, various fixed-price swaps, option collars, and put contracts. These positions have a maximum duration through 2008, and involve six counterparties all rated A+ or better by established credit rating agencies. If applicable, the Company nets its realized gains against realized losses when settling its derivative contracts with counterparties.
     As of September 30, 2006, the total outstanding positions of Apache’s natural gas and crude oil cash flow hedges were as follows:

Production		Total Volumes	Weighted Average	Fair Value Asset/
Period	Instrument Type	(MMBtu/Bbl/GJ)	Floor/Ceiling	(Liability)
				(In thousands)
2006	Gas Collars	8,280,000	$5.50 / 6.66	$1,398
	Gas Fixed	951,000	5.82	144
	Gas Put Option	7,360,000	6.81	11,187
	Oil Collars	1,085,600	32.07 / 40.66	(25,488)
	Oil Fixed-Price Swap	778,000	68.34	3,068
	Oil Put Option	386,400	28.00	—

2007	Gas Collars	77,495,000	$6.94 / 8.99	$12,972
	Gas Collars (Canada)	3,650,000	6.52 / 8.52	2,685
	Gas Fixed-Price Swap	1,761,000	5.57	(3,298)
	Oil Collars	6,473,500	59.78 / 70.62	(26,554)
	Oil Fixed-Price Swap	4,458,000	70.29	9,608

2008	Gas Collars	49,410,000	$7.46 / 10.17	$28,376
	Gas Collars (Canada)	3,660,000	6.52 / 8.49	1,690
	Oil Collars	4,575,000	69.00 / 80.39	17,118
	Oil Fixed-Price Swap	4,392,000	69.21	1,625
     U.S. natural gas and crude oil prices in the above table are settled against the NYMEX index, except for 23,725,000 and 23,790,000 MMBtu of gas collars in 2007 and 2008, respectively, which are settled against the Panhandle Eastern Pipe Line index, and have been valued using actively quoted prices and quotes obtained from reputable third-party financial institutions. The above prices represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu) or per barrel (Bbl) basis for gas and oil derivatives, respectively.
     The Canadian natural gas prices shown in the above table are converted to US dollars utilizing September 30, 2006 exchange rates. They are settled against the AECO Index, and valued using actively quoted prices and quotes obtained from reputable third-party financial institutions. The above prices represent a weighted average of several contracts entered into on a per gigajoule (GJ) basis.
     In March 2006, the Company purchased $10.50 call options spanning the August through November 2006 period on 100,000 MMBtu per day for $6.3 million. The options were purchased to mitigate price exposure on prior hedged volumes in the event of significant potential natural gas price spikes during the 2006 U.S. Gulf Coast hurricane season. The options are marked to market each period and any gains or losses are reflected in “Revenue and Other: Other” on the Statement of Consolidated Operations. As of September 30, 2006, the remaining two months of the call option had a minimal fair market value.
     A reconciliation of the components of accumulated other comprehensive income (loss) in the Statement of Consolidated Shareholders’ Equity related to Apache’s commodity derivative activity is presented in the table below:

	Gross	After tax
	(In thousands)
Unrealized gain (loss) on derivatives on December 31, 2005	$(398,229)	$(256,858)
Net losses realized into earnings	118,327	76,321
Net change in derivative fair value	312,699	201,834

Unrealized gain (loss) on derivatives on September 30, 2006	$32,797	$21,297

     Based on market prices as of September 30, 2006, the Company recorded an unrealized gain in other comprehensive income (loss) of $33 million ($21 million after tax), primarily representing commodity derivative hedges. Gains and losses on the Company’s commodity hedges in accumulated other comprehensive income will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Based on market prices as of September 30, 2006, the Company would expect to realize a loss of $33 million in the next 12 months on these hedges assuming no changes in commodity prices, and a $66 million gain beyond the twelve-month period. Actual gains and losses will be realized based on the settlement date. These contracts, designated as hedges, qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.
3. DEBT
     During the first nine months of 2006, the Company’s debt-to-capitalization ratio increased to 22 percent from 17 percent on December 31, 2005, as a result of an increase in commercial paper outstanding following $2.4 billion of acquisitions. The Company’s outstanding debt includes notes and debentures maturing in the years 2007 through 2096.
     The Company has available a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. As of September 30, 2006, Apache had $1.41 billion of commercial paper outstanding. Apache’s weighted-average interest rate for commercial paper was 5.06 percent and 2.92 percent for the first nine months of 2006 and 2005, respectively. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100-percent backstop. The Company was in compliance with the terms of the credit facilities as of September 30, 2006.
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
     In August 2006, the Company extended the maturity of another $25 million in commitments under the $450 million U.S. credit facility for an additional year. As a result, $410 million will mature on May 12, 2011, and $40 million will mature on May 12, 2010.
4. STOCK-BASED COMPENSATION
     On May 3, 2006, the Company’s stockholders approved a new stock option plan and 1.7 million options were subsequently awarded to substantially all employees. The estimated fair value per option determined on the date of grant was $24.57. The terms and underlying valuation assumptions of the grant are consistent with prior-year awards and are expensed on a straight-line basis over the four-year vesting term.
5. CAPITAL STOCK
     On April 19, 2006, the Company announced that its Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock representing a market value of approximately $1 billion on the date of the announcement. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any purchases will be at the discretion of Apache’s management. The Company initiated the purchase program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through September 30, 2006, the Company purchased 2,500,000 shares at an average price of $69.74 per share.
     During the third quarters of 2006 and 2005, Apache paid $33 million and $26 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2006 and 2005, the Company paid $99 million and $79 million, respectively. The increase in the amounts paid for the 2006 third quarter and nine-month periods relative to their respective 2005 period reflects a slight increase in common shares outstanding and a 25 percent increase in the Company’s quarterly common stock dividend rate, effective with the November 2005 payment. On September 13, 2006, the Company announced that its Board of Directors voted to increase the quarterly cash dividend on its common stock to 15 cents per share from 10 cents per share, effective with the November 2006 payment. In addition, for the three-month and nine-month periods ended September 30, 2006 and 2005, Apache paid a total of $1.4 million and $4.3 million, respectively, in dividends on its Series B Preferred Stock issued in August 1998.

6. NET INCOME PER COMMON SHARE
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$645,644	329,643	$1.96	$685,575	329,219	$2.08

Effect of Dilutive Securities:
Stock options and other	—	3,212		—	4,945

Diluted:
Income attributable to common stock, including assumed conversions	$645,644	332,855	$1.94	$685,575	334,164	$2.05

	For the Nine Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$2,027,350	329,971	$6.14	$1,831,248	328,615	$5.57

Effect of Dilutive Securities:
Stock options and other	—	3,431		—	4,987

Diluted:
Income attributable to common stock, including assumed conversions	$2,027,350	333,402	$6.08	$1,831,248	333,602	$5.49

7. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides supplemental disclosure of cash flow information:

	For the Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$91,539	$69,173
Income taxes (net of refunds)	784,258	816,221
     For the nine-month period ended September 30, 2006, approximately 86 percent of the Company’s income tax cash payments relate to the 2006 income period. For the nine-month period ended September 30, 2005, approximately 91 percent was related to the 2005 income period.
8. PENSION AND POST-RETIREMENT BENEFITS
     Apache has a non-contributory defined benefit pension plan that provides retirement benefits for certain United Kingdom (U.K.) North Sea employees meeting established age and service requirements. The pension plan is closed to new employees. Apache also has a post-retirement benefit plan which provides benefits for substantially all of its U.S. employees. The post-retirement benefit plan provides medical benefits up until age 65 and is contributory.

Net Periodic Cost
     The following table presents the net periodic benefit cost for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Pension Benefits				Other Postretirement Benefits
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,822	$1,540	$5,305	$4,778	$338	$350	$1,138	$1,049
Interest cost	1,323	1,093	3,851	3,392	174	204	674	610
Expected return on plan assets (gain)/loss	(1,457)	(1,181)	(4,243)	(3,664)	—	—	—	—
Amortization of transition obligation	—	—	—	—	8	11	33	33
Amortization of actuarial (gain)/loss	—	—	—	—	42	82	217	248

Net periodic benefit cost	$1,688	$1,452	$4,913	$4,506	$562	$647	$2,062	$1,940

Employer Contributions
     As previously disclosed in our year-end 2005 financial statements for the year ended December 31, 2005, we expect to contribute $5 million to the pension plan and $321,000 to the post-retirement benefit plan in 2006. As of September 30, 2006, approximately $3.5 million of contributions have been made to the plans.

9. BUSINESS SEGMENT INFORMATION
     Apache has six reportable segments: the United States, Canada, Egypt, Australia, the U.K. and Argentina. The Company divested its interest in China effective July 1, 2006. The Company evaluates segment performance based on profits and losses from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache’s reportable segments are managed separately because of their geographic locations. Historical results for China are encapsulated under the Other International category. Financial information by reportable segment is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
	(In thousands)
For the Quarter Ended September 30, 2006

Oil and Gas Production Revenues	$810,597	$341,436	$424,592	$115,063	$306,620	$58,715	$15,792	$2,072,815

Operating Income (1)	$372,908	$147,817	$327,314	$52,970	$133,489	$12,469	$11,241	$1,058,208

Other Income (Expense):
Gain on China divestiture								173,545
Other								15,121
General and administrative								(53,781)
Financing costs, net								(41,986)

Income Before Income Taxes								$1,151,107

For the Nine Months Ended September 30, 2006

Oil and Gas Production Revenues	$2,240,339	$1,075,002	$1,261,234	$319,242	$1,036,662	$103,251	$72,510	$6,108,240

Operating Income (1)	$1,106,487	$531,739	$974,141	$152,037	$438,146	$20,504	$44,313	$3,267,367

Other Income (Expense):
Gain on China divestiture								173,545
Other								40,316
General and administrative								(151,644)
Financing costs, net								(96,308)

Income Before Income Taxes								3,233,276

Total Assets	$11,167,383	$5,551,767	$2,401,477	$1,250,440	$1,715,446	$1,338,912	$500	$23,425,925

For the Quarter Ended September 30, 2005

Oil and Gas Production Revenues	$761,167	$375,310	$378,194	$122,423	$378,977	$5,163	$30,510	$2,051,744

Operating Income (1)	$439,330	$230,741	$293,410	$62,216	$182,520	$1,712	$17,169	$1,227,098

Other Income (Expense):
Other								9,308
General and administrative								(50,047)
Financing costs, net								(26,847)

Income Before Income Taxes								$1,159,512

For the Nine Months Ended September 30, 2005

Oil and Gas Production Revenues	$2,154,921	$962,188	$984,452	$300,008	$932,901	$11,822	$106,636	$5,452,928

Operating Income (1)	$1,222,036	$562,314	$738,838	$152,786	$470,090	$4,172	$55,795	$3,206,031

Other Income (Expense):
Other								29,643
General and administrative								(152,460)
Financing costs, net								(90,160)

Income Before Income Taxes								$2,993,054

Total Assets	$7,852,092	$4,567,754	$2,425,911	$1,212,946	$1,628,267	$52,311	$113,816	$17,853,097

1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating costs, gathering and transportation costs, and severance and other taxes.

10. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended September 30, 2006 (in thousands):

Asset retirement obligation as of December 31, 2005	$1,455,915
Liabilities incurred	252,131
Liabilities settled	(202,767)
Revisions	231,984
Accretion expense	64,268

Asset retirement obligation as of September 30, 2006	$1,801,531

     Liabilities incurred of $252 million relate to abandonment obligations assumed in connection with various acquisitions closed during the period and obligations related to current drilling activity. Liabilities settled during the period primarily relate to properties plugged and abandoned or sold during the period.
     During the third quarter, the Company increased its estimate $232 million for abandonment requirements related to offshore platforms destroyed during hurricanes Katrina and Rita. The revision was made because more complete information surrounding the damage, timing and cost estimates continues to be obtained from third parties and from actual costs incurred.
11. LITIGATION
Texaco China B.V.
     In July 2006, one of the judges on the three judge panel hearing Apache’s appeal of Texaco China B.V.’s $71 million international arbitration award against Apache China Corporation LDC was recused from the matter. Because of the recusal, the appeal had to be reargued on October 4, 2006, and we are waiting for a final decision on Apache’s appeal. The history of this matter is discussed in Note 10 of the financial statements in Apache’s annual report on Form 10-K for our 2005 fiscal year.
Predator
     In September 2006 the trial court rendered a judgment (the Judgment) in favor of Murphy Oil Corporation (Murphy) and Apache’s claim against Predator and dismissed Predator’s C$365 million counterclaim against Murphy and Apache. The parties entered into a settlement agreement not to appeal the judgement, thereby making the judgement final. As a result, Apache recognized approximately $11 million of revenue in the third quarter of 2006. The history of this matter is discussed in Note 10 of the financial statements in Apache’s annual report on Form 10-K for our 2005 fiscal year.
Grynberg
     In 1997, Jack J. Grynberg began filing lawsuits against other natural gas producers, gatherers, and pipelines claiming that the defendants have under paid royalty to the federal government and Indian tribes by mis-measurement of the volume and heating content of natural gas and are responsible for acts of others who mis-measured natural gas. In 2004, Grynberg filed suit against Apache making the same claims he had made previously against others in the industry. With the addition of Apache, there are more than 300 defendants to these actions. The Grynberg lawsuits have been consolidated through a federal Multi-District Litigation (MDL) action located in Wyoming federal court for discovery and pre-trial purposes. The defendants in the MDL, jointly and/or separately, filed motions to dismiss based upon certain statutory requirements Grynberg is required to prove to proceed with these qui tam lawsuits. On October 20, 2006, the multi-district Judge ruled in favor of Apache and other defendants on these motions to dismiss, dismissing Grynberg’s lawsuit against Apache and others. The appeal period has not yet passed, and Apache does not know if Grynberg will appeal the ruling. Although Grynberg purports to be acting on behalf of the government, the federal government has declined to join in the cases. While an adverse judgment against Apache is possible, Apache does not believe the plaintiff’s claims have merit and plans to vigorously pursue its defenses against these claims. Exposure related to this lawsuit is not currently determinable.

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
12. INCOME TAXES
     During the third quarter of 2006, the U.K. formally enacted a previously announced 10 percent income tax increase retroactive to the beginning of 2006. As a result, the Company recorded a $92 million non-recurring charge for additional deferred taxes and for applying the rate to the first six months of 2006 taxable earnings. The impact on third-quarter 2006 income taxes was an increase of $13 million.
     Also, during the second quarter of 2006, Canada enacted a combination of federal and provincial tax rate reductions that resulted in a non-recurring benefit of approximately $132 million for a reduction in deferred taxes. The lower rates reduced income tax expense $14 million for the nine-month period ending September 30, 2006.
13. NEW PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). The Interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on measurement, classification, interim accounting and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company is continuing to assess potential impacts this Interpretation might have on Apache’s Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is continuing to assess the potential impacts this statement might have on Apache’s Consolidated Financial Statements and related footnotes.
     Also in September 2006, the FASB issued Statement of Financial Accounting Standard No. 158 “Employee’s Accounting for Defined Benefit Plans and Other Postretirement Plans” (SFAS 158). The statement requires employers to recognize any overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in Apache’s Consolidated Financial Statements. Unrealized components of net periodic benefit costs are reflected in other comprehensive income, net of tax. SFAS 158 requires recognition of the funded status and related disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe that its Consolidated Financial Statements will be materially impacted by implementing this statement.
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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$785,346	$—	$—	$—	$1,340,264	$(52,795)	$2,072,815
Equity in net income (loss) of affiliates	497,820	10,623	13,581	53,962	(12,329)	(563,657)	—
Gain on China divestiture	—	—	—	—	173,545	—	173,545
Other	7,372	—	—	—	7,749	—	15,121

	1,290,538	10,623	13,581	53,962	1,509,229	(616,452)	2,261,481

OPERATING EXPENSES:
Depreciation, depletion and amortization	210,025	—	—	—	277,517	—	487,542
Asset retirement obligation accretion	16,734	—	—	—	6,028	—	22,762
Lease operating costs	169,276	—	—	—	245,303	(52,795)	361,784
Gathering and transportation costs	7,366	—	—	—	17,449	—	24,815
Severance and other taxes	29,126	—	—	—	88,578	—	117,704
General and administrative	40,874	—	—	—	12,907	—	53,781
Financing costs, net	37,038	—	4,442	14,111	(13,605)	—	41,986

	510,439	—	4,442	14,111	634,177	(52,795)	1,110,374

INCOME (LOSS) BEFORE INCOME TAXES	780,099	10,623	9,139	39,851	875,052	(563,657)	1,151,107
Provision (benefit) for income taxes	133,035	—	(1,484)	(4,740)	377,232	—	504,043

NET INCOME	647,064	10,623	10,623	44,591	497,820	(563,657)	647,064
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$645,644	$10,623	$10,623	$44,591	$497,820	$(563,657)	$645,644

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2005

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$757,281	$—	$—	$—	$1,397,113	$(102,650)	$2,051,744
Equity in net income (loss) of affiliates	410,091	10,979	13,952	62,111	(12,345)	(484,788)	—
Other	4,413	—	—	—	4,895	—	9,308

	1,171,785	10,979	13,952	62,111	1,389,663	(587,438)	2,061,052

OPERATING EXPENSES:
Depreciation, depletion and amortization	139,719	—	—	—	217,440	—	357,159
Asset retirement obligation accretion	7,967	—	—	—	5,560	—	13,527
Lease operating costs	136,530	—	—	—	246,115	(102,650)	279,995
Gathering and transportation costs	7,090	—	—	—	16,481	—	23,571
Severance and other taxes	28,496	—	—	—	121,898	—	150,394
General and administrative	42,658	—	—	—	7,389	—	50,047
Financing costs, net	17,912	—	4,512	14,110	(9,687)	—	26,847

	380,372	—	4,512	14,110	605,196	(102,650)	901,540

INCOME (LOSS) BEFORE INCOME TAXES	791,413	10,979	9,440	48,001	784,467	(484,788)	1,159,512
Provision (benefit) for income taxes	104,418	—	(1,539)	(4,738)	374,376	—	472,517

NET INCOME	686,995	10,979	10,979	52,739	410,091	(484,788)	686,995
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$685,575	$10,979	$10,979	$52,739	$410,091	$(484,788)	$685,575

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$2,156,664	$—	$—	$—	$4,128,917	$(177,341)	$6,108,240
Equity in net income (loss) of affiliates	1,436,496	25,170	32,165	210,807	(35,108)	(1,669,530)	—
Gain on China divestiture	—	—	—	—	173,545	—	173,545
Other	75,319	—	(38)	—	(34,965)	—	40,316

	3,668,479	25,170	32,127	210,807	4,232,389	(1,846,871)	6,322,101

OPERATING EXPENSES:
Depreciation, depletion and amortization	540,507	—	—	—	761,050	—	1,301,557
Asset retirement obligation accretion	46,817	—	—	—	17,451	—	64,268
Lease operating costs	424,700	—	—	—	718,441	(177,341)	965,800
Gathering and transportation costs	22,977	—	—	—	53,751	—	76,728
Severance and other taxes	84,649	—	—	—	347,871	—	432,520
General and administrative	119,807	—	—	—	31,837	—	151,644
Financing costs, net	79,851	—	13,490	42,333	(39,366)	—	96,308

	1,319,308	—	13,490	42,333	1,891,035	(177,341)	3,088,825

INCOME (LOSS) BEFORE INCOME TAXES	2,349,171	25,170	18,637	168,474	2,341,354	(1,669,530)	3,233,276
Provision (benefit) for income taxes	317,561	—	(6,533)	(14,220)	904,858	—	1,201,666

NET INCOME	2,031,610	25,170	25,170	182,694	1,436,496	(1,669,530)	2,031,610
Preferred stock dividends	4,260	—	—	—	—	—	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK	$2,027,350	$25,170	$25,170	$182,694	$1,436,496	$(1,669,530)	$2,027,350

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$2,128,566	$—	$—	$—	$3,582,523	$(258,161)	$5,452,928
Equity in net income (loss) of affiliates	1,120,922	23,103	32,056	171,971	(37,061)	(1,310,991)	—
Other	40,859	—	—	—	(11,216)	—	29,643

	3,290,347	23,103	32,056	171,971	3,534,246	(1,569,152)	5,482,571

OPERATING EXPENSES:
Depreciation, depletion and amortization	447,770	—	—	—	607,813	—	1,055,583
Asset retirement obligation accretion	23,674	—	—	—	16,342	—	40,016
Lease operating costs	360,626	—	—	—	666,131	(258,161)	768,596
Gathering and transportation costs	22,656	—	—	—	50,873	—	73,529
Severance and other taxes	72,112	—	—	1	237,060	—	309,173
General and administrative	127,950	—	—	—	24,510	—	152,460
Financing costs, net	58,140	—	13,537	42,330	(23,847)	—	90,160

	1,112,928	—	13,537	42,331	1,578,882	(258,161)	2,489,517

INCOME (LOSS) BEFORE INCOME TAXES	2,177,419	23,103	18,519	129,640	1,955,364	(1,310,991)	2,993,054
Provision (benefit) for income taxes	341,911	—	(4,584)	(14,223)	834,442	—	1,157,546

NET INCOME	1,835,508	23,103	23,103	143,863	1,120,922	(1,310,991)	1,835,508
Preferred stock dividends	4,260	—	—	—	—	—	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,831,248	$23,103	$23,103	$143,863	$1,120,922	$(1,310,991)	$1,831,248

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,321,464	$—	$(15,095)	$(21,550)	$2,114,193	$—	$3,399,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,425,216)	—	—	—	(1,271,796)	—	(2,697,012)
Acquisition of BP p.l.c. properties	(821,282)	—	—	—	—	—	(821,282)
Acquisition of Pioneer’s Argentine operations	—	—	—	—	(704,809)	—	(704,809)
Acquisition of Amerada Hess properties	(229,095)	—	—	—	—	—	(229,095)
Acquisition of Pan American Fueguina S.R.L. properties	—	—	—	—	(396,056)	—	(396,056)
Additions to gas gathering, transmission and processing facilities	(55,410)	—	—	—	(147,801)	—	(203,211)
Proceeds from China divestiture	—	—	—	—	264,081	—	264,081
Proceeds from sale of Egyptian properties	—	—	—	—	409,197	—	409,197
Investment in subsidiaries, net	42,727	(12,525)	—	—	(36,477)	6,275	—
Other, net	(17,230)	—	—	—	(290,936)	—	(308,166)

NET CASH USED IN INVESTING ACTIVITIES	(2,505,506)	(12,525)	—	—	(2,174,597)	6,275	(4,686,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	1,495,981	—	2,569	1,828	(26,582)	57,640	1,531,436
Payments on debt	(73,300)	—	—	—	(1,960)	—	(75,260)
Dividends paid	(103,264)	—	—	—	—	—	(103,264)
Common stock activity	23,453	12,525	12,525	19,721	19,144	(63,915)	23,453
Treasury stock activity, net	(169,671)	—	—	—	—	—	(169,671)
Cost of debt and equity transactions	(1,370)	—	—	—	—	—	(1,370)
Other	14,079	—	—	—	—	—	14,079

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,185,908	12,525	15,094	21,549	(9,398)	(6,275)	1,219,403

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,866	—	(1)	(1)	(69,802)	—	(67,938)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,785	—	2	1	225,072	—	228,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,651	$—	$1	$—	$155,270	$—	$160,922

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,220,137	$—	$(13,725)	$(19,785)	$1,973,469	$—	$3,160,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(767,872)	—	—	—	(1,968,394)	—	(2,736,266)
Investment in subsidiaries, net	(50,210)	(12,525)	—	—	(33,312)	96,047	—
Other, net	58,137	—	—	—	(52,901)	—	5,236

NET CASH USED IN INVESTING ACTIVITIES	(759,945)	(12,525)	—	—	(2,054,607)	96,047	(2,731,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	112,189	—	1,200	502	36,124	(37,617)	112,398
Payments on long-term debt	(507,900)	—	—	—	(829)	—	(508,729)
Dividends paid	(83,046)	—	—	—	—	—	(83,046)
Common stock activity	18,646	12,525	12,525	19,281	14,099	(58,430)	18,646
Treasury stock activity, net	5,802	—	—	—	—	—	5,802
Cost of debt and equity transactions	(838)	—	—	—	—	—	(838)
Other	12,292	—	—	—	—	—	12,292

NET CASH PROVIDED BY FINANCING ACTIVITIES	(442,855)	12,525	13,725	19,783	49,394	(96,047)	(443,475)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,337	—	—	(2)	(31,744)	—	(14,409)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	597	—	2	3	110,491	—	111,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,934	$—	$2	$1	$78,747	$—	$96,684

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassification
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,651	$—	$1	$—	$155,270	$—	$160,922
Receivables, net of allowance	784,980	—	—	—	780,626	—	1,565,606
Inventories	28,498	—	—	—	256,500	—	284,998
Drilling advances and other	277,777	—	—	—	90,928	—	368,705

	1,096,906	—	1	—	1,283,324	—	2,380,231

PROPERTY AND EQUIPMENT, NET	9,786,274	—	—	—	10,851,415	—	20,637,689

OTHER ASSETS:
Intercompany receivable, net	996,415	—	(6,330)	(255,995)	(734,090)	—	—
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	7,382,839	326,321	563,721	1,839,285	(1,201,898)	(8,910,268)	—
Deferred charges and other	113,441	—	—	4,064	101,248	—	218,753

	$19,375,875	$326,321	$557,392	$1,587,354	$10,489,251	$(8,910,268)	$23,425,925

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$372,106	$—	$—	$—	$255,306	$—	$627,412
Other accrued expenses	983,132	—	(1,765)	61,144	360,979	—	1,403,490
Current debt	1,422,400	—	—	—	36,517	—	1,458,917

	2,777,638	—	(1,765)	61,144	652,802	—	3,489,819

LONG-TERM DEBT	1,271,740	—	269,586	646,909	1,252	—	2,189,487

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,500,928	—	(36,750)	4,514	1,904,226	—	3,372,918
Advances from gas purchasers	50,798	—	—	—	—	—	50,798
Asset retirement obligation	1,030,942	—	—	—	428,399	—	1,459,341
Other	108,785	—	—	—	119,733	—	228,518

	2,691,453	—	(36,750)	4,514	2,452,358	—	5,111,575

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	12,635,044	326,321	326,321	874,787	7,382,839	(8,910,268)	12,635,044

	$19,375,875	$326,321	$557,392	$1,587,354	$10,489,251	$(8,910,268)	$23,425,925

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,934	$—	$2	$1	$78,747	$—	$96,684
Receivables, net of allowance	376,307	—	—	—	882,080	—	1,258,387
Inventories	28,131	—	—	—	170,305	—	198,436
Drilling advances and other	132,941	—	—	—	100,157	—	233,098

	555,313	—	2	1	1,231,289	—	1,786,605

PROPERTY AND EQUIPMENT, NET	7,062,999	—	—	—	8,682,486	—	15,745,485

OTHER ASSETS:
Intercompany receivable, net	1,143,410	—	(2,242)	(254,180)	(886,988)	—	—
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	5,308,510	295,877	540,839	1,506,387	(1,199,457)	(6,452,156)	—
Deferred charges and other	44,934	—	—	4,380	82,441	—	131,755

	$14,115,166	$295,877	$538,599	$1,256,588	$8,099,023	$(6,452,156)	$17,853,097

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$382,632	$—	$—	$—	$344,014	$—	$726,646
Other accrued expenses	701,765	—	(731)	53,086	662,224	—	1,416,344
Current debt	—	—	—	—	274	—	274

	1,084,397	—	(731)	53,086	1,006,512	—	2,143,264

LONG-TERM DEBT	1,271,334	—	269,355	646,844	4,252	—	2,191,785

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,004,087	—	(25,902)	4,766	1,364,632	—	2,347,583
Advances from gas purchasers	74,941	—	—	—	—	—	74,941
Asset retirement obligation	594,084	—	—	—	390,269	—	984,353
Oil and gas derivative instruments	213,574	—	—	—	—	—	213,574
Other	159,898	—	—	—	24,848	—	184,746

	2,046,584	—	(25,902)	4,766	1,779,749	—	3,805,197

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	9,712,851	295,877	295,877	551,892	5,308,510	(6,452,156)	9,712,851

	$14,115,166	$295,877	$538,599	$1,256,588	$8,099,023	$(6,452,156)	$17,853,097

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in the Company’s most recent annual report on Form 10-K.
Overview
     Apache Corporation (Apache or the Company) reported third-quarter 2006 earnings of $646 million, compared to $686 million for the third quarter of 2005. The 2006-period earnings included a $174 million gain recognized in conjunction with divestment of operations in China and a $92 million one-time income tax charge for retroactive application of a new 10 percent oil and gas company supplemental tax enacted by the U.K. during the third quarter of 2006. Third-quarter 2006 results, relative to the comparable prior-year quarter, saw higher unit costs and a higher effective income tax rate with only marginal improvement in crude oil and natural gas revenues. Natural gas production averaged 1,707 million cubic feet per day (MMcf/d) with production up in all principal gas producing areas, highlighted by 133 MMcf/d rise in U.S. production and an additional 148 MMcf/d in Argentina. Crude oil production, which averaged 216,468 barrels per day (b/d), was 17,224 b/d below the comparable year-ago period, with over half of the decline related to an unexpected shutdown of the BP p.l.c. (BP) operated North Sea Forties pipeline and another 3,788 b/d related to the sale of Apache’s China assets. Crude oil prices were up across the board, averaging $63.66 per barrel. Natural gas prices, which averaged $4.83 per thousand cubic feet (Mcf), were down in all major gas producing areas except Australia, which was flat on a comparative basis.
     For the nine months ending September 30, 2006, the Company reported earnings of $2.0 billion, 11 percent more than the $1.8 billion reported for the 2005 period. The Company’s 2006 period earnings included a $132 million income tax benefit related to retroactive application of a reduction in federal and provincial tax rates enacted by Canada in the second quarter of 2006, as well as the gain on the China divestiture and the U.K. tax charge discussed above. Cash provided by operating activities totaled $3.4 billion for the same period, $239 million ahead of 2005. Natural gas production averaged 1,545 MMcf/d, 271 MMcf/d more than 2005. Crude oil production averaged 221,538 b/d, 17,245 b/d below the comparable 2005 nine-month period. Crude oil price realizations averaged $61.85 for the first nine months of 2006, 21 percent more than the relevant 2005 period. Natural gas prices averaged $5.32 per Mcf, $.54 less than 2005.
     During the third quarter of 2006, Apache became operator in Argentina’s Tierra del Fuego Province following the Company’s acquisition of additional interests from Pan American Fueguina S.R.L. (Pan American) for total consideration of $429 million. The Company also sold its interests in China in the third quarter to Australia-based ROC Oil Company Limited for $260 million, marking Apache’s exit from China. These transactions, along with other 2006 acquisition and divestiture activity, are discussed in more detail below.
     Other 2006 third-quarter and nine-month financial and operating results include:
•	Oil and gas production revenues totaled $2.1 billion for the third quarter of 2006, up slightly from the 2005 quarter. For the nine-month period oil and gas revenues totaled $6.1 billion, $655 million more than 2005.

•	Quarterly production rose to a record 513,006 barrels of oil equivalent per day (boe/d), 13 percent above the comparable year-ago period.

•	Third-quarter 2006 daily natural gas production was up 442 MMcf/d from last year, with U.S. and Argentina daily production up 133 MMcf and 148 MMcf, respectively. Our U.S. Gulf Coast region production was up 95 MMcf/d on successful drilling activity, hurricane restorations and the June 2006 BP acquisition. Central Region production rose 38 MMcf/d on successful drilling activity and the properties acquired from Amerada Hess in January 2006. Argentina’s production increase reflects production acquired from Pioneer in April 2006 and Pan American late in the third quarter of 2006.

•	Australia’s third-quarter 2006 natural gas production increased 66 MMcf/d to 204 MMcf/d compared to the prior-year equivalent quarter. The increase was related to production from the John Brookes’ field, which commenced production during the second half of 2005.

•	Natural gas production from Egypt’s Khalda Concession Qasr field, which commenced during the third quarter of 2005, added 55 MMcf/d of natural gas to third-quarter 2006 production when compared to the 2005 third-quarter. Apache’s net production in Egypt averaged 208 MMcf/d for the 2006 quarter.

•	Canada’s production was up 49 MMcf/d from the prior-year quarter to 422 MMcf/d on production from new wells drilled under the ExxonMobil Grant Land agreement, wells drilled in the Nevis, Brownfield and Consort areas and royalty relief associated with gas cost allowance wells. The region also benefited from a one-time adjustment following settlement of its lawsuit against The Predator Corporation Ltd which involved the Ladyfern area of northeast British Columbia (refer to Note 11).

•	Third-quarter 2006 North Sea production was down 18,338 b/d primarily because of the unexpected shutdown of the Forties pipeline by BP and a Delta platform turnaround.

•	Australia’s third-quarter oil production was down 26 percent to 12,249 b/d on natural decline.

•	Production from the Pioneer and Pan American acquisitions pushed Argentina’s third-quarter 2006 oil production to 8,960 b/d, up 7,621 b/d from the prior year quarter.

•	U.S. Central region crude oil production averaged 30,595 b/d, a 4,594 barrel improvement over the prior-year comparative quarter. Production from the Amerada Hess properties acquired in January 2006 and productive drilling results drove the gains. U.S. Gulf Coast region third-quarter production was down 1,504 b/d on a comparative basis with drilling activity and acquisitions more than offset by downtime and natural decline.
     Capital Expenditures:
     Capital expenditures for the quarter, exclusive of acquisitions and capitalized interest, totaled $948 million, nine percent lower than the third quarter of 2005. Expenditures for exploration and development activity accounted for approximately 94 percent, or $889 million of the capital spending, $36 million less than the third quarter of 2005. The balance of capital spending was primarily for gathering, marketing and processing facilities and totaled $59 million, $53 million less than last year. For the nine-month period ending September 30, 2006, capital expenditures total $2.8 billion, $203 million of which was for gathering, marketing and processing facilities.
•	In the U.S., the Company spent $419 million on exploration and development activity, including production platforms and facilities. The Company drilled a total of 89 wells, 69 in the Central region and 20 in the Gulf Coast region.

•	Canada’s exploration and development capital totaled $162 million, including recompletion activity and production facilities. The region drilled 55 wells during the quarter. They also spent $37 million on gas gathering, transmission and processing facilities.

•	Egypt drilled and completed 46 wells during the third quarter of 2006. Egypt’s capital expenditures for exploration and development totaled $120 million, including drilling, recompletion activity and geological and geophysical expenditures. Gas gathering, transmission and processing facility expenditures totaled $18 million during the period.

•	The North Sea spent $97 million on exploration and development, including $56 million on platform and production facility modifications and recompletions. Two wells were drilled during the quarter.

•	Australia’s $46 million of capital for exploration and development included five wells, as well as geological and geophysical activity.

•	In Argentina, the Company spent $43 million on exploration and development activity in the third quarter. The region drilled 25 wells and had an active recompletion program.

     Acquisitions and Divestitures:
•	On January 5, 2006, the Company purchased Amerada Hess’s interest in eight fields located in the Permian Basin of West Texas and New Mexico. The original purchase price was reduced from $404 million to $269 million because other interest owners exercised their preferential rights on a number of the properties. The settlement price on the date of closing of $239 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. Apache estimates that these fields had proved reserves of 27 million barrels (MMbbls) of liquid hydrocarbons and 27 billion cubic feet (Bcf) of natural gas as of year-end 2005.
•	On January 6, 2006, the Company completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. Apache did not have any oil and gas reserves recorded for these properties. Apache first announced this transaction on October 13, 2005.
•	On April 25, 2006, the Company acquired Pioneer’s operations in Argentina for $675 million. The total cash consideration includes working capital balances purchased by the Company, asset retirement liabilities assumed and transaction costs. The properties are located in the Neuquén, San Jorge and Austral basins of Argentina and had estimated net proved reserves of approximately 22 MMbbls of liquid hydrocarbons and 297 Bcf of natural gas as of December 31, 2005. The properties include eight gas processing plants (five operated and three non-operated) and 112 miles of operated pipelines in the Neuquén Basin. Also included are 2,200 square miles of 3-D seismic data. Apache financed the purchase with cash on hand and commercial paper.
•	In June 2006, the Company acquired BP’s remaining producing properties on the Outer Continental Shelf of the Gulf of Mexico. The original purchase price was reduced from $1.3 billion to $845 million because other interest owners exercised their preferential rights to purchase five of the original 18 producing fields. The settlement price on the date of closing of $821 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. The effective date of the purchase was April 1, 2006. The properties include 13 producing fields (nine of which are operated) with estimated proved reserves of 19.5 MMbbls of liquid hydrocarbons and 148 Bcf of natural gas. Apache financed the purchase with cash on hand and commercial paper.
•	On August 8, 2006, the Company sold its 24.5 percent interest in the Zhao Dong block offshore the People’s Republic of China to Australia-based ROC Oil Company Limited for $260 million, marking Apache’s exit from China. The transaction was effective July 1, 2006. The Company booked a $174 million gain on the transaction.
•	During the third quarter of 2006, Apache acquired additional interests in (and now operates) seven concessions in the Tierra del Fuego Province from Pan American for total consideration of $429 million. The total cash consideration allocated below includes working capital balances purchased, asset retirement obligations assumed and an obligation to deliver specific gas volumes in the future. Apache financed the purchase with cash on hand and commercial paper.
     Impact of 2005 Hurricanes:
     The hurricanes that struck the Gulf of Mexico in 2005 continue to impact the Company’s U.S. Gulf Coast operations, both onshore and offshore Louisiana and Texas. As of September 30, 2006, the Company estimates that it will be able to restore an additional 18 million net cubic feet of natural gas per day and 7,000 net barrels of crude oil per day from currently shut-in production. Restoration activities will continue into 2007.
     The Company estimates that costs for abandonment (including removal of wreckage), repairs and redevelopment will total $1.1 billion. The Company has collected $150 million for business interruption losses and expects to collect between $325 and $350 million for repairs, abandonment and redevelopment. The Company is also pursuing additional recoveries for removal of wreckage costs.

     Common Stock Purchases:
     On April 19, 2006, the Company announced that its Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock representing a market value of approximately $1 billion on the date of the announcement. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any purchases will be at the discretion of Apache’s management. The Company initiated the program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through September 30, 2006, the Company purchased 2,500,000 shares at an average of $69.74 per share.

Results of Operations
Revenues
     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenues (in thousands):
Oil	$1,267,880	$1,261,192	0.53%	$3,740,472	$3,328,102	12.39%
Natural gas	758,726	761,399	(0.35%)	2,245,550	2,035,941	10.30%
Natural gas liquids	46,209	29,153	58.51%	122,218	88,885	37.50%

Total	$2,072,815	$2,051,744	1.03%	$6,108,240	$5,452,928	12.02%

Oil Volume – Barrels per day:
United States	67,996	64,906	4.76%	64,277	71,860	(10.55%)
Canada	20,509	21,974	(6.67%)	21,123	22,226	(4.96%)
Egypt	54,634	54,728	(0.17%)	55,756	54,110	3.04%
Australia	12,249	16,499	(25.76%)	12,146	15,323	(20.73%)
North Sea	49,375	67,713	(27.08%)	58,370	64,966	(10.15%)
Argentina	8,960	1,339	NM	5,632	1,074	NM
China	2,745	6,533	(57.98%)	4,234	9,224	(54.10%)

Total	216,468	233,692	(7.37%)	221,538	238,783	(7.22%)

Average Oil price – Per barrel:
United States	$58.39	$53.85	8.43%	$55.38	$47.72	16.05%
Canada	66.09	60.66	8.95%	62.30	52.12	19.53%
Egypt	66.88	60.38	10.77%	65.66	53.29	23.21%
Australia	73.80	66.52	10.94%	71.67	58.06	23.44%
North Sea	67.04	60.46	10.88%	64.68	52.33	23.60%
Argentina	46.41	39.18	18.45%	45.03	36.96	21.83%
China	62.53	50.76	23.19%	62.73	42.35	48.12%
Total	63.66	58.66	8.52%	61.85	51.05	21.16%

Natural Gas Volume – Mcf per day:
United States	719,324	586,111	22.73%	653,379	625,716	4.42%
Canada	422,397	373,079	13.22%	408,758	366,892	11.41%
Egypt	207,686	162,386	27.90%	213,097	154,839	37.62%
Australia	204,465	138,267	47.88%	181,143	120,759	50.00%
North Sea	1,738	2,384	(27.10%)	2,055	2,287	(10.14%)
Argentina	151,122	2,715	NM	86,275	3,142	NM
China	—	—	—	—	—	—

Total	1,706,732	1,264,942	34.93%	1,544,707	1,273,635	21.28%

Average Natural Gas price – Per Mcf:
United States	$6.27	$7.73	(18.89%)	$6.62	$6.71	(1.34%)
Canada	5.38	7.17	(24.97%)	6.22	6.28	(0.96%)
Egypt	4.63	4.97	(6.84%)	4.50	4.67	(3.64%)
Australia	1.70	1.69	0.59%	1.65	1.73	(4.62%)
North Sea	13.20	10.57	24.88%	10.79	7.63	41.42%
Argentina	0.89	1.35	(34.07%)	0.91	1.14	(20.18%)
China	—	—	—	—	—	—
Total	4.83	6.54	(26.15%)	5.32	5.86	(9.22%)

Natural Gas Liquids (NGL) Volume – Barrels per day:
United States	7,896	7,097	11.26%	8,088	8,529	(5.17%)
Canada	2,104	2,232	(5.73%)	2,169	2,187	(0.82%)
Argentina	2,083	—	NM	1,154	—	NM

Total	12,083	9,329	29.52%	11,411	10,716	6.49%

Average NGL Price – Per barrel:
United States	$42.19	$34.54	22.15%	$39.73	$31.10	27.75%
Canada	38.66	32.13	20.32%	36.83	27.59	33.49%
Argentina	42.15	—	—	40.31	—	—
Total	41.57	33.97	22.37%	39.23	30.38	29.13%

NM – not meaningful

     Crude Oil Revenues
     Third-quarter 2006 consolidated crude oil revenues increased $7 million from the comparable 2005 quarter with a $5.00 per barrel increase in average realized oil price offsetting a seven percent decrease in average daily production. All segments reported increases in realized crude oil price, with the U.S. and Argentina also benefiting from production growth relative to the 2005 third-quarter. For the 2006 nine-month period, crude oil revenues increased $412 million from the comparable 2005 period reflecting a $10.80 per barrel increase in oil price, which offsets a seven percent decrease in daily production.
     U.S. third-quarter 2006 crude oil revenues increased $44 million compared to the same quarter of 2005. This increase was the result of an eight percent increase in realized price and a five percent increase in crude oil production. The Central region was the primary contributor to increased production through the Amerada Hess, Bronco, Five State and JDT acquisitions in addition to an active drilling program. The Gulf Coast region reported increased production related to the BP acquisition that was offset by natural decline, facility downtime and the impact of hurricane damage. Nine-month period revenues increased $36 million period over period on a 16 percent increase in crude oil price realizations, which was offset by an 11 percent decrease in production.
     Argentina contributed an additional $33 million in revenues for the third quarter of 2006 compared to the same quarter in 2005, which is related to a 7,621 b/d increase in production. The increase in crude oil production resulted from the acquisitions of Pioneer’s Argentine operations in April 2006 and from Pan American which closed September 18, 2006. Argentina’s nine-month period revenues were up $58 million from 2005, reflecting the impact of the Pioneer and Pan American acquisitions.
     Egypt contributed additional revenues of $32 million in the third quarter of 2006 compared to the same quarter in 2005. This increase in revenue was attributable to an 11 percent increase in crude oil price while production remained relatively flat. Egypt’s nine-month revenues improved $212 million over the 2005 period on a three percent increase in production complimented by a 23 percent increase in price.
     Canada’s third-quarter 2006 revenues increased $2 million over third-quarter 2005 on a nine percent increase in price, which was offset by a seven percent decrease in oil production. First nine months oil revenues were up $43 million relative to 2005, on a 20 percent improvement in price. Daily production for the first nine months of 2006 was five percent below 2005 levels.
     Australia’s third-quarter 2006 crude oil revenues decreased $18 million compared to third-quarter 2005. This decrease reflects 26 percent lower crude oil production, which is partially offset by an 11 percent increase in price. The production decreases generated lower revenues of $29 million that were offset by higher price realizations of $11 million. The production decline was driven by inefficiencies of gas lift compression experienced at the Legendre field, increased water cut at Legendre North 5H and natural decline of Harriet and Mohave oil fields and lower condensate liquids associated with lower production from the Linda and Rose gas fields. These declines were offset by production gains from the Zephyrus and Bambra fields, increased condensate production from the John Brookes field, successful Stag well work and optimization program. Revenues for the first nine months of 2006 were $5 million lower than the relevant 2005 period, reflecting a 21 percent decrease in production, which was offset by a 23 percent increase in price.
     The North Sea’s third-quarter 2006 crude oil revenues were $72 million lower than the comparable quarter of 2005, which is related to a 27 percent decrease in oil production partially offset by an 11 percent increase in price. The production decline was associated with a BP Forties pipeline system seven day shutdown in addition to an accelerated planned Forties Delta Platform turnaround. These production declines were partially offset by new wells. Nine-month period revenues improved $102 million from the comparable 2005 period on a 24 percent increase in price which offset the impact of a 10 percent decrease in production.
     China’s third-quarter 2006 revenues decreased $14 million compared to third-quarter 2005 with the disposition of all of our Zhao Dong block assets to ROC, which closed on August 8, 2006.
     Approximately 11 percent and nine percent of our worldwide crude oil production was subject to financial derivative hedging for the third quarter and first nine months of 2006, compared to six percent for the comparable periods in 2005. Currently, all of our crude oil derivative positions have been designated against U.S. production.
     These financial derivative instruments reduced our third-quarter 2006 and 2005 worldwide realized price $1.76 and $.99 per barrel, respectively. For the nine-month periods ending September 30, 2006 and 2005 these hedges reduced our average realized prices $1.60 and $.61 per barrel, respectively. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of the current derivative positions and terms.)
     Natural Gas Revenues
     Third-quarter 2006 consolidated natural gas revenues decreased $3 million from the comparable prior-year quarter with a 35 percent increase in natural gas production adding $196 million to period revenues, offset by $199 million from a 26 percent decrease in realized natural gas price. Production in all of our major gas producing regions increased, with the U.S. reflecting a 23 percent rise in production and Argentina adding 148 MMcf/d. Natural gas prices were down in all major producing regions except Australia which was relatively flat period to period. For the nine-month period, consolidated natural gas revenues increased $210 million from the comparable 2005 period, reflecting a 21 percent increase in production and a nine percent decrease in price realizations.
     Egypt added $14 million to third-quarter 2006 consolidated natural gas revenues compared to the same quarter of 2005. Egypt’s production increased 28 percent while price realizations were seven percent lower than the 2005 quarter. Egypt’s production growth was primarily attributed to the Khalda concession Qasr field. On a nine-month comparison, Egypt added $64 million to 2006 revenues on a 38 percent rise in production. A four percent decline in comparative prices period to period had minimal impact on revenues.
     Argentina’s 2006 third-quarter revenues were $12 million higher compared to the same quarter of 2005 because of the Pioneer and Pan American acquisitions. Gas revenues for the first nine months of 2006 were up $20 million when compared to 2005. Lower relative price realizations in both the three-month and nine-month 2006 periods had minimal impact on 2006 third-quarter and nine-month comparative natural gas revenues.
     Australia’s third-quarter 2006 natural gas revenues were $10 million higher than the respective prior-year period resulting from a 48 percent rise in production, mainly focused in the John Brookes field. Australia contributed an additional $24 million to 2006 first nine months gas revenues when compared to 2005. The added revenues related to a 50 percent rise in production, mainly from the John Brookes field. The nine-month 2006 Australian natural gas price averaged five percent less than the first nine months of 2005.
     U.S. third-quarter 2006 natural gas revenues were $2 million lower than the same quarter of 2005. Third-quarter production increased 23 percent adding $77 million to revenues, offset by a 19 percent decrease in natural gas prices lowering revenues by $79 million. Production in our Gulf Coast region was up 27 percent primarily because of the BP acquisition and new drills while the Central region also reported a 17 percent increase in production from a successful drilling and recompletion program and acquisitions. U.S. natural gas revenues for the 2006 nine-month period were $35 million higher than the relevant 2005 period, with a four percent increase in production offsetting a one percent decrease in price realizations.
     Canada’s third-quarter 2006 natural gas revenues decreased $37 million over the comparable quarter of 2005 from a 25 percent decrease in realized price, partially offset by a 13 percent increase in gas production. The production increase resulted from drilling and development activity on the acreage farmed in from ExxonMobil, increased Gas Cost Allowance royalty relief and a lawsuit settlement at Ladyfern. Canada contributed $65 million higher gas revenues for the nine-month period compared to 2005 on an 11 percent increase in production.
     Although a majority of our worldwide gas sales contracts are indexed to prevailing market prices, approximately seven percent and nine percent of our third-quarter 2006 and 2005 U.S. natural gas production, respectively, was subject to long-term, fixed-price physical contracts. Approximately eight percent of our U.S. natural gas production for the first nine months of 2006 was subject to long-term, fixed price physical contracts down from nine percent in the prior year. These fixed-price contracts reduced third-quarter 2006 and 2005 worldwide realized prices $.07 and $.16 per Mcf, respectively and 2006 and 2005 nine-month worldwide realized prices $.11 and $.13 per Mcf, respectively. Additionally, nearly all of our Australian natural gas production is subject to long-term, fixed-price supply contracts that are periodically adjusted for changes in Australia’s consumer price index. Since these contracts are denominated in Australian dollars, the resulting revenues are impacted by changes in the value of the Australian dollar relative to the U.S. dollar. In Argentina, our natural gas is sold into three separate markets; 1) the residential market, where prices are regulated by the Argentine government; 2) the commercial market for small industrial companies and electrical generation, where prices, although higher than for the residential market, are also controlled by the Argentine government; and 3) the negotiated market for large industrial users, where prices fluctuate throughout the year based on supply and demand. Delivery requirements into the residential and commercial markets are determined proportionately among all industry participants. Regulated pricing on a portion of our gas market in Argentina lessens price volatility.

     In addition to fixed price physical contracts, approximately 10 percent and eight percent of our worldwide natural gas production was subject to financial derivative hedges for the third-quarter and nine-month periods of 2006, compared to seven percent and 10 percent for the comparable periods in 2005. At the close of this quarter, all of our natural gas derivative positions had been designated against available production. These derivative financial instruments reduced our third-quarter 2006 and 2005 consolidated realized prices $.02 and $.12 per Mcf, respectively. Our average realized prices for the first nine-month periods of 2006 and 2005 were reduced $.07 and $.06 per Mcf, respectively. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of our current derivative positions and terms.)
Costs
     The table below presents a comparison of Apache’s expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. This discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization (DD&A):
Oil and gas property and equipment	$456	$333	$9.68	$7.97	$1,215	$991	$9.08	$7.86
Other assets	31	24	.65	.58	86	65	.64	.51
Asset retirement obligation accretion	23	14	.48	.32	64	40	.48	.32
Lease operating costs	362	280	7.67	6.71	966	769	7.21	6.10
Gathering and transportation costs	25	24	.53	.56	77	74	.58	.58
Severance and other taxes	117	150	2.49	3.60	433	309	3.23	2.45
General and administrative expense	54	50	1.14	1.20	152	152	1.13	1.21
Financing costs, net	42	27	.89	.65	96	90	.72	.72

Total	$1,110	$902	$23.53	$21.59	$3,089	$2,490	$23.07	$19.75

Depreciation, Depletion and Amortization (DD&A)
     Third-quarter 2006 full-cost DD&A expense of $456 million was $123 million higher than the comparative quarter of 2005. The Company’s 2006 third-quarter full-cost DD&A rate increased $1.71 to $9.68 per boe, from the same quarter last year, reflecting rising acquisition costs, higher abandonment cost estimates, rising industry-wide drilling and finding costs, especially in the U.S. and Canada, and incremental future development costs associated with recent acquisitions and newly identified development projects. The increase in costs, including increased estimates of future development costs, is related to increased demand for drilling and associated services, a consequence of both higher oil and gas prices and additional demand resulting from the ongoing need to repair damage caused by hurricanes Katrina and Rita in the third quarter of 2005. The increase in third-quarter 2006 DD&A, relative to the 2005 quarter, was mitigated by a decline in Egypt resulting from the January 2006 sale of Egypt’s deepwater acreage.
     DD&A expense for the first nine months of 2006 totaled $1.2 billion, $224 million more than 2005. The full-cost DD&A rate averaged $9.08 per boe, $1.22 higher than 2005. The same factors driving the increase in the 2006 third-quarter rate drove the increase in the nine-month period rate.
     Lease Operating Costs (LOE)
     LOE increased $82 million from the third quarter of last year to $362 million in the 2006 third quarter. On a per unit basis, 2006 third-quarter LOE was up $.96 from the 2005 quarter to $7.67 per boe. LOE for the nine months ended September 30, 2006 totaled $966 million, $197 million more than 2005. Unit costs for the nine-month period were $7.21 per boe compared to $6.10 in 2005. Rising production mitigated the impact of industry-wide increases in service costs by spreading the higher costs across more units of production.
     The increases in the per unit rates for both periods were attributable to higher service costs associated with rising commodity prices, driving increases in repair and maintenance costs, ad valorem costs, contract labor, and the impact of a weaker U.S. dollar on Canadian LOE. Historically, electricity, fuel and ad valorem costs have been directly impacted by rising commodity prices. Other service costs have historically risen as a result of increased activity, and hence demand, in high commodity price environments.
     On a regional basis, the U.S. added $.35 to the 2006 third-quarter consolidated rate, most of which was related to workover activity and offshore repair and maintenance projects, the North Sea $.70, Canada $.35 and China $.02.

Lower production, higher repair and maintenance costs and higher fuel and service costs drove the increase in the North Sea. Canada’s impact was driven by the impact of a weaker U.S. dollar on Canadian LOE, higher relative repair and maintenance costs and higher chemicals, power, fuel and labor costs, while China’s increase was a result of a decline in production volumes as partner advances were fully recovered in the second half of 2005, thereby reducing the Company’s net entitlement. Argentina lowered the third-quarter consolidated rate $.30 per boe on the production added from the April 2006 Pioneer acquisition, while Australia and Egypt lowered the rate $.15 and $.01 per boe, respectively. Australia’s impact was related to the production from the John Brookes’ field which more than offset the impact of higher maintenance and insurance costs. Egypt’s impact was attributed to production increases from the Qasr field in the Khalda Concession which more than offset the processing fees associated with the Qasr gas, higher fuel costs and contract labor.
     For the nine-months ended September 30, 2006, the U.S. added $.60, Canada $.39, the North Sea $.32, and China $.06 to the consolidated boe rate. Argentina, Australia and Egypt lowered the consolidated rate $.13, $.09 and $.03 per boe, respectively.
     For a more detailed discussion of production, refer to “Results of Operations – Revenues” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Gathering and Transportation Costs
     Gathering and transportation costs were flat quarter over quarter and increased four percent for the first nine months of 2006 compared to the same period in 2005. The following table presents gathering and transportation costs paid directly by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In millions)
U.S	$8	$7	$23	$23
Canada	8	8	26	24
North Sea	6	8	19	21
Egypt	3	1	8	5
Argentina	—	—	1	—
China	—	—	—	1

Total Gathering and Transportation	$25	$24	$77	$74

     For both periods presented, these costs related to the transportation of crude oil and natural gas in our North American operations, transportation of crude oil in the North Sea and transportation of crude oil from Egypt.
     Severance and Other Taxes
     Third-quarter 2006 severance and other taxes totaled $118 million, $32 million less than the prior-year quarter. For the nine-month period, severance and other taxes totaled $433 million compared to $309 million in the year-earlier period. A detail of these taxes follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Severance taxes	$34	$43	$96	$103
U.K. PRT	74	99	305	188
Canadian taxes	5	6	14	15
Other	5	2	18	3

Total Severance and Other Taxes	$118	$150	$433	$309

     U.K. Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the North Sea. The decrease in third-quarter 2006 PRT, compared to the 2005 quarter, was attributable to a 19 percent decrease in revenues and an 11 percent decrease in deductible costs. The increase in PRT for the nine-month period was related to an 11 percent increase in revenues and a 20 percent decrease in deductible costs.

     Severance taxes are incurred in the U.S. and Australia. U.S. severance taxes were flat period over period. Australia’s third-quarter 2006 severance taxes were down $11 million when compared to the third quarter of 2005. The lower comparative taxes were associated with a decline in taxes which were assessed on fewer production volumes at the Legendre and Harriet fields. For the nine-month period ending September 30, 2006, U.S. severance taxes rose $12 million on higher price-driven revenues, while Australia’s severance taxes declined $19 million as discussed under quarterly comparisons.
     Other taxes for the 2006 nine-month period were $15 million more than 2005 primarily because of additional state franchise taxes in the U.S. related to expanding operations, increases in other miscellaneous taxes and $5 million of newly enacted special profits charges levied on petroleum revenues by the Chinese government. During the third-quarter of 2006 Apache sold its interest in China.
     General and Administrative Expense
     Third-quarter 2006 general and administrative expense (G&A) totaled $54 million, $4 million more than the third quarter of 2005. The higher costs were related to growth in our international areas, including the Argentina acquisitions, and higher insurance costs. The higher costs were partly offset by lower stock-based compensation. Apache’s cash-based SAR’s program is expensed based on changes in the Company’s stock price and resulted in greater expense in the 2005 period when compared to 2006. G&A expense for the 2006 nine-month period totaled $152 million, flat compared to the same period of 2005 with the additional costs associated with acquisitions and increasing insurance costs offset by lower stock-based compensation costs, as explained above.
     Provision for Income Taxes
     Third-quarter 2006 provision for income tax expense totaled $504 million, $32 million more than the 2005 third quarter. The third-quarter 2006 effective rate of 43.8 percent was impacted by a new 10 percent oil and gas company supplemental tax enacted by the U.K. during the third quarter of 2006, including a $92 million income tax charge associated with retroactive application of the rate increase. Also, the impact of a reduction in federal and provincial tax rates enacted by Canada during the second quarter of 2006 impacted the third-quarter’s effective rate when compared to the 2005 third-quarter rate of 40.8 percent.
     Nine-month 2006 income tax expense of $1.2 billion was $44 million more than the 2005 comparable period. The effective rate for the 2006 period was 37.2 percent comparable to the 38.7 percent effective rate in the 2005 nine-month period. The impact of the 2006 Canadian income rate reductions more than offset the impact of the new U.K. supplemental tax and foreign exchange movement.
     The effective income tax rates for both the 2006 third-quarter and nine-month period were impacted by the gain recognized in conjunction with the divestment of operations in China. The Company intends to permanently reinvest earnings of its foreign subsidiaries and as such, has not recorded U.S. income tax expense on any undistributed foreign earnings, including the gain from the China sale.
Capital Resources and Liquidity
Financial Indicators

	September 30,	December 31,
	2006	2005
Millions of dollars except as indicated
Cash	$161	$229
Current ratio	.68	.99
Total debt	$3,648	$2,192
Shareholders’ equity	$12,635	$10,541
Percent of total debt to capitalization	22%	17%
Floating-rate debt/total debt	40%	—
Overview
     Apache’s primary uses of cash are exploration, development and acquisition of oil and gas properties, costs and expenses necessary to maintain continued operations, repayment of principal and interest on outstanding debt and payment of dividends.

     The Company funds its exploration and development activities primarily through net cash provided by operating activities (cash flow) and budgets capital expenditures based on projected cash flow. Cash flow, both in the short-term and long-term, is impacted by highly volatile oil and natural gas prices, production levels and industry trends impacting operating expenses and drilling costs. Future cash flows are also dependent on our ability to continue to acquire or find high-margin reserves at competitive prices. For these reasons, we only forecast, for internal use by management, an annual cash flow. Longer term cash flow and capital spending projections are not used by management to operate our business. The annual cash flow forecasts are revised monthly in response to changing market conditions and production projections. Apache routinely adjusts capital expenditure budgets throughout the year in response to the adjusted cash flow forecasts and market trends in drilling and acquisitions costs.
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
     Given the Company’s current capital resource and liquidity position, an announcement was made in April 2006 that the Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock, valued at approximately $1 billion when first announced. Shares may be purchased either in the open market or through privately negotiated transactions. The Company anticipates that any purchases will be made with excess cash flows and short-term borrowing, but the Company is not obligated to acquire any specific number of shares. The Company initiated the program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through September 30, 2006, the Company repurchased 2,500,000 of the shares at an average price of $69.74 per share.
     The Company’s ratio of current assets to current liabilities was .68 on September 30, 2006, compared to .99 on December 31, 2005. The decrease in the ratio was the result of an increase in current liabilities of $1.3 billion partially offset by a $218 million increase in current assets. The increase in current liabilities from the end of 2005 was principally driven by the issuance of commercial paper to fund acquisitions although variations in other current liability categories impacted the ultimate change. The increase in current assets for the same period primarily related to receivables, inventories and prepaid assets, with variations in other current asset categories impacting the overall change.
Net Cash Provided by Operating Activities
     Apache’s net cash provided by operating activities for the first nine months of 2006 totaled $3.4 billion, up from $3.2 billion for the same period in 2005. The increase in 2006 cash flow was attributed to higher net income, which was driven by increased production revenues in the period as discussed in ‘Results of Operations’ under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
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
Debt
     During the first nine months of 2006, the Company’s debt-to-capitalization ratio increased to 22 percent from 17 percent on December 31, 2005, as a result of an increase in commercial paper outstanding following $2.4 billion of acquisitions. The Company’s outstanding debt includes notes and debentures maturing in the years 2007 through 2096.

     The Company has available a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. As of September 30, 2006, Apache had $1.41 billion of commercial paper outstanding. The weighted-average interest rate for commercial paper was 5.06 percent and 2.92 percent for the first nine months of 2006 and 2005, respectively. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100-percent backstop. The Company was in compliance with the terms of the credit facilities as of September 30, 2006.
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
     In August 2006, the Company extended the maturity of another $25 million in commitments under the $450 million U.S. credit facility for an additional year. As a result, $410 million will mature on May 12, 2011, and $40 million will mature on May 12, 2010.
     As of September 30, 2006, available borrowing capacity under our total credit facilities was $839 million and the Company had $161 million of cash and cash equivalents on hand.
Oil and Gas Capital Expenditures
     The Company funded its exploration and production capital expenditures, including gathering, transportation and marketing facilities and capitalized interest of $2.9 billion in both nine-month periods of 2006 and 2005 primarily with internally generated cash flow of $3.4 billion and $3.2 billion, respectively.
     The following table presents a summary of the Company’s capital expenditures for each of our reportable segments for the nine month periods ended September 30, 2006 and 2005.

	For the Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Exploration and development:
United States	$1,108,793	$803,297
Canada	721,989	854,032
Egypt	330,599	262,315
Australia	115,540	174,809
North Sea	255,219	399,836
Argentina	63,621	18,414
Other International	12,288	18,791

	$2,608,049	$2,531,494

Capitalized Interest	$46,183	$42,653

Gas gathering, transmission and processing facilities	$203,210	$319,243

Acquisitions:
Oil and gas properties	$2,358,774	$35,826

Cash Dividend Payments
     The Company has paid cash dividends on its common stock for 41 consecutive years through 2005. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other relevant factors. Common dividends paid during the three-month and nine-month periods ending September 30, 2006, rose to $33 million and $99 million, respectively, reflecting a slight increase in common shares outstanding and a 25 percent higher common stock dividend rate. The Company increased its quarterly cash dividend 50 percent, to 15 cents per share from 10 cents per share, effective with the November 2006 dividend payment. During the three-month and nine-month periods ending September 30, 2006, Apache paid $1.4 million and $4.3 million, respectively, in dividends on its Series B Preferred Stock issued in August 1998.
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
     Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess the impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache’s management feels that it has adequately reserved for its contingent obligations. The Company has reserved approximately $15 million for environmental remediation. The Company has also reserved approximately $7 million for various legal liabilities, in addition to $71 million, (plus accrued interest of $8.8 million) for the Texaco China B.V. litigation.
     The Company’s future liquidity could be impacted in the event of a significant downgrade of its credit ratings by Moody’s, Standard and Poor’s, and Fitch; however, we do not believe that such a sharp downgrade is reasonably likely. The Company’s credit facilities do not require the Company to maintain a minimum credit rating. In addition, generally under our commodity hedge agreements, Apache may be required to post margin or terminate outstanding positions if the Company’s credit ratings decline significantly. The negative covenants associated with our debt are outlined in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources and Liquidity, Debt” in the Company’s 2005 Form 10-K.
Off-Balance Sheet Arrangements
     Apache does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United States and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Average monthly oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $56.24 per barrel to a high of $68.59 per barrel during the first nine months of 2006. Average monthly gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $4.61 per Mcf to a monthly high of $8.05 per Mcf during the same period. Based on the Company’s worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease nine-month 2006 revenues by $61 million. Based on the Company’s worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease nine-month 2006 revenues by $40 million.
     Apache has historically only hedged long-term oil and gas prices related to a portion of its expected production associated with acquisitions. As such, the Company’s use of hedging activity remains at a correspondingly low level. However, Apache hedged a portion of its expected production associated with the Company’s 2006 drilling program. In the first nine months of 2006, financial derivative hedges represented approximately eight percent of the total worldwide natural gas production and nine percent of the total worldwide crude oil production. Hedges in place are related to U.S. and Canadian production and represent approximately 10 percent of worldwide production for natural gas and crude oil for the remainder of 2006.
     On September 30, 2006, the Company had open natural gas derivative positions with a fair value of $55 million. A 10 percent increase in natural gas prices would decrease the fair value by $54 million. A 10 percent decrease in prices would increase the fair value by $55 million. The Company also had open oil derivative positions with a fair value of $(21) million on September 30, 2006. A 10 percent increase in crude oil prices would decrease the fair value by $117 million. A 10 percent decrease in prices would increase the fair value by $120 million. See Note 2, Hedging and Derivative Instruments of this Form 10-Q, for notional volumes associated with the Company’s derivative contracts.
Governmental Risk
     On October 10, 2006, the Ministry of Economy of Argentina issued Resolution No. 776/2006, the effect of which is to lift the existing exemption and impose an export duty on hydrocarbons exported from Tierra del Fuego. The Customs Administration subsequently issued regulations deeming the assessment retroactive from the first date the duty applied in 2002. The Company is currently assessing the impact of this resolution on its future production in Tierra del Fuego. The Company is fully indemnified from sellers for periods prior to our ownership, which commenced in 2006.
Interest Rate Risk
     The Company interest rate risk exposure increased during the third quarter of 2006 with the addition of $171.9 million in floating-rate debt. As of September 30, 2006, the Company’s fixed interest debt represented 60 percent of total debt. As a result, Apache’s annual interest costs in 2006 will fluctuate based on short-term interest rates on approximately 40 percent of our total debt outstanding as of September 30, 2006. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $2.0 million per quarter on September 30, 2006, debt balances.
Foreign Currency Risk
     The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and natural gas production is sold under fixed-price Australian dollar contracts. Over half the costs incurred for Australian operations are paid in Australian dollars. In Canada, the majority of oil and natural gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea oil production is sold under U.S. dollar contracts and the majority of costs incurred are paid in British pounds. In contrast, all oil and natural gas production in Egypt is sold for U.S. dollars and the majority of the costs incurred are denominated in U.S. dollars. In Argentina, most payments and receipts are received and paid in Argentine pesos. However, most contracts are priced on U.S. dollar equivalents. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds and Argentine pesos are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date.
     A 10 percent change in the Australian and Canadian dollars, the British pound and the Argentine pesos as of September 30, 2006, would result in a foreign currency net gain or loss of approximately $120 million. This is primarily driven from foreign currency effects on the Company’s deferred tax liability positions in its international operations.
     The information set forth under “Commodity Risk,” “Interest Rate Risk” and “Foreign Currency Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference. Information about market risks for the quarter ended September 30, 2006, does not differ materially from the disclosure in our 2005 Form 10-K, except as noted above.
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
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in internal controls over financial reporting during the quarter ending September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10 to the Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (filed with the SEC on March 14, 2006) and the updating of those matters in this quarterly report in Item 1 – Financial Statements, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
During the quarter ending September 30, 2006, there were no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year end December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2006:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs*	Plans or Programs*
July 1 to July 31, 2006	—	$—	2,250,000	12,750,000
August 1 to August 31, 2006	—	—	2,250,000	12,750,000
September 1 to September 30, 2006	250,000	63.81	2,500,000	12,500,000

Total	250,000	$63.81

*	On April 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 15 million shares of the Company’s common stock. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the current market price of the Company’s common stock and overall market conditions.
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

APACHE CORPORATION

Dated: November 8, 2006	/s/ ROGER B. PLANK Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: November 8, 2006	/s/ REBECCA A. HOYT Rebecca A. Hoyt
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

12.1	-	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.
31.1	-	Certification of Chief Executive Officer.
31.2	-	Certification of Chief Financial Officer.
32.1	-	Certification of Chief Executive Officer and Chief Financial Officer.