Form 10-K
period 2006-12-31
APACHE CORP
filed 2007-03-01
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer [X]     Accelerated filer [ ]     Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ]     No  [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2006	$22,470,650,953
Number of shares of registrant’s common stock outstanding as of January 31, 2007	330,958,433

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s proxy statement relating to registrant’s 2007 annual meeting of stockholders have been incorporated by reference into Part III hereof.

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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

General

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. In North America, our exploration and production interests are focused in the Gulf of Mexico, the Gulf Coast, East Texas, the Permian basin, the Anadarko basin and the Western Sedimentary basin of Canada. Outside of North America, we have exploration and production interests onshore Egypt, offshore Western Australia, offshore the United Kingdom in the North Sea (North Sea), and onshore Argentina. Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange (NYSE) since 1969, on the Chicago Stock Exchange (CHX) since 1960, and on the NASDAQ National Market (NASDAQ) since January 2004. On May 18, 2006, we filed certifications of our compliance with the listing standards of the NYSE and the NASDAQ, including our chief executive officer’s certification of compliance with the NYSE standards. Through our website, http://www.apachecorp.com, you can access electronic copies of the charters of the committees of our Board of Directors, other documents related to Apache’s corporate governance (including our Code of Business Conduct and Governance Principles), and documents Apache files with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to these reports. Included in our annual and quarterly reports are the certifications of our chief executive officer and our chief financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as practicable after filing with the SEC. You may also request printed copies of our committee charters or other governance documents by writing to our corporate secretary at the address on the cover of this report.

We hold interests in many of our U.S., Canadian, and other International properties through subsidiaries, including Apache Canada Ltd., DEK Energy Company (DEKALB), Apache Energy Limited (AEL), Apache North America, Inc., and Apache Overseas, Inc. Properties referred to in this document may be held by those subsidiaries. We treat all operations as one line of business.

Our Growth Strategy

Apache’s goal is to grow a profitable oil and gas company for the long-term benefit of our shareholders. Our strategy is to build a portfolio of core areas which provide growth opportunities through both grass-roots drilling and acquisition activity. We now have operations in six countries — the United States, Canada, Egypt, the United Kingdom sector of the North Sea, Australia, and our newest core area — Argentina. Whether in our oldest region, the U.S. Central region, or our newest, we seek to grow profitably while building critical mass that supports sustainable, lower-risk, repeatable drilling opportunities, balanced by higher-risk, higher-reward exploration. We also seek a balance in terms of gas vs. oil, geologic risk, reserve life and political risk.

When acquisition opportunities are identified, operational and technical teams participate in the evaluation process, enabling our personnel to move in quickly to execute exploitation activities (including workovers, recompletions and drilling) that will increase production and reserves, reduce costs per unit produced and enhance profitability. Over time, we build teams that have the technical knowledge and sense of urgency to maximize value. Our local knowledge of producing basins and our proactive culture provide a platform for continued growth through strategic acquisitions and drilling.

We also periodically evaluate our existing assets to determine whether sales of certain assets will provide opportunities to redeploy our capital resources to rebalance our portfolio and generate better prospective rates of return. As a result of this process, in January 2006, we sold our 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million, and in August we sold our China holdings to Australia-based ROC Oil Company Limited for $260 million. We reinvested these proceeds and purchased estimated proved reserves of 109 MMboe in Argentina.

More than a decade ago, recognizing that the United States was a mature oil and gas country, we added an international exploration component to our portfolio strategy, which provides exposure to larger reserve targets with which to grow production and reserves through drilling. Apache is also one of the leading acquirers of three-dimensional (3-D) seismic data in the industry today. Our technology experts have developed strategies for rapid and cost-effective acquisition and processing of 3-D data, enabling our technical teams to analyze large swaths of acreage and generate drilling prospects on an accelerated timetable.

Operating regions are given the autonomy necessary to make drilling and operating decisions and to act quickly. Management and incentive systems underscore high cash flow and rate-of-return targets, which are measured monthly, reviewed with senior management quarterly and utilized to determine annual performance rewards.

In the United States, the Gulf Coast region consistently delivers high returns on capital invested, as well as cash flow significantly in excess of our exploration and development spending there. Acquisitions play an important role because with steep decline rates, offshore reserves are generally short-lived and difficult to replace through drilling alone. The Central region brings the balance of long-lived reserves and consistent drilling results in the Permian basin of West Texas and New Mexico, East Texas and the Anadarko basin of western Oklahoma. Apache’s future growth in the United States is more likely to be achieved through a combination of drilling and acquisitions, rather than through drilling activity alone. Our $821 million Gulf of Mexico acquisition from BP and $269 million Permian basin acquisition from Amerada Hess, for example, complimented our active drilling program in 2006 and buttressed our growth in the U.S.

In Canada, we have almost seven million gross acres across the Provinces of British Columbia, Alberta, Saskatchewan and the Northwest Territories. We have a multi-year inventory of low-risk drilling opportunities in a number of Apache fields in Central Alberta, including Provost, Hatton and Nevis, and on acreage acquired in the Exxon Mobil Corporation (ExxonMobil) farm-in agreements of 2004 and 2005. With acquisition and land costs having risen significantly in Canada, these farm-ins provide a way for Apache to earn acreage through drilling with no upfront costs. ExxonMobil retains a royalty on fee lands and a convertible working interest on leasehold acreage, both of which vary dependent on activity levels. We also have opportunities to drill deeper exploration targets with higher reserve potential in Northwest Alberta and Northeast British Columbia.

In Egypt’s Western Desert, Apache’s 10.2 million gross acres encompass a sizable resource in the Cretaceous Upper Bahariya formations and outstanding exploration potential in deeper intervals from lower Cretaceous to Jurassic, established producing trends. The Qasr gas/condensate field, discovered in 2003, is the largest field ever found by Apache with more than 2 trillion cubic feet of gas and 60 million barrels of estimated recoverable reserves.

In Australia, we have expanded our exploration program to the high-potential Exmouth, Browse and Gippsland basins while continuing to exploit our acreage position and control of key infrastructure in the Carnarvon basin. In the Gippsland basin we actively acquired almost 1.8 million acres over the past three years and have generated a 10-well inventory of high potential exploration prospects to be drilled in 2008. Additionally, Apache and its partners are designing three development projects in the Exmouth basin that are in process of being sanctioned and approved by all parties.

Apache entered the North Sea in 2003 with our acquisition of the Forties field (Forties), the largest field ever discovered in the United Kingdom. As operator, through drilling and extensive improvements to the production infrastructure, we virtually doubled production — and significantly reduced per-unit operating costs — from the second quarter of 2003. Our 2007 plans include infill and extentional drilling activity at Forties to determine if we can extend the field to the west, as well as exploration drilling on acreage blocks obtained over the past couple of years. We currently have around 100 Forties field drilling locations in our inventory.

For several years we held small interests in Argentina with the long-term view of expanding there through acquisitions. In April 2006, we purchased Pioneer Natural Resources’ (Pioneer) interests in Neuquén and the Austral basins for $675 million and subsequently purchased our partner’s, Pan American Fueguina S.R.L. (Pan American), interests in Tierra del Fuego, gaining operatorship in the under-exploited, highly prospective Austral basin concessions. Through subsequent workovers, recompletions and development activities, we increased production on the acquired properties and have established Argentina as Apache’s latest core area. While we expect unique challenges with evolving governmental regulations, we anticipate growing reserves and production in Argentina.

We exited 2006 with a year-end debt-to-capitalization ratio of 22 percent despite record capital spending of $6.4 billion, excluding asset retirement costs. This flexibility enables us to quickly act on attractive acquisition transactions as they are identified, such as our agreement in January 2007 to acquire, through a joint venture interest, Permian basin assets from Anadarko Petroleum Company (Anadarko) for $1 billion. The transaction, which is subject to normal closing conditions and adjustments for matters such as preferential rights, is expected to close around the end of the first-quarter of 2007.

Apache has increased reserves in each of the last 21 years and production in 27 of the last 28 years. We believe our strategy and our diversified portfolio of assets provide a platform for profitable growth through drilling and acquisitions across the cycles of our dynamic industry.

In 2007, we are planning another active year of drilling. We revise our capital expenditure estimates throughout the year based on changing industry conditions and results to date. Therefore, accurately projecting annual capital spending is difficult at best. Our preliminary 2007 capital budget approaches $4.5 billion. While in most years capital budgets are expanded as the year unfolds, if commodity prices soften from year-end 2006 levels and service costs do not also decline; we plan to reduce our capital spending. Regarding potential acquisitions, we continually look for properties to which we believe we can add value and earn adequate rates of return and will take advantage of those acquisition opportunities as they arise.

Operating Highlights

Following the sale of our interest in China in the third quarter of 2006, our interests in six countries now comprise our reportable segments: the United States, Canada, Egypt, Australia, the North Sea, and Argentina. In the U.S., our exploration and production activities are spread between two regions: Gulf Coast and Central.

The following table sets out a brief comparative summary of certain key 2006 data for each area. More detailed information regarding oil, natural gas and natural gas liquids (NGLs) production and the average sales prices received in each geographic area for 2006, 2005, and 2004 is available later in this section under “Production, Pricing and Lease Operating Cost Data.” Also, further discussion and analysis of this data is available in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. For information concerning the revenues, expenses, operating income (loss) and total assets attributable to each of our reportable segments, see Note 13, Supplemental Oil and Gas Disclosures (Unaudited), and Note 12, Business Segment Information of Item 15 in this Form 10-K. For information regarding Oil and Gas Capital Expenditures for each of the last three years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources and Liquidity” in this Form 10-K.

				12/31/06	Percentage		2006
		Percentage	2006	Estimated	of Total	2006	Gross New
	2006	of Total	Production	Proved	Estimated	Gross New	Productive
	Production	2006	Revenue	Reserves	Proved	Wells	Wells
	(In MMboe)	Production	(In millions)	(In MMboe)	Reserves	Drilled	Drilled

Region/Country:
Gulf Coast	40.6	22.2%	$1,865	393.3	17.0%	83	65
Central	27.3	14.9	1,162	551.2	23.8	374	363

Total U.S.	67.9	37.1	3,027	944.5	40.8	457	428

Canada	32.9	18.0	1,380	575.3	24.9	874	740

Total North America	100.8	55.1	4,407	1,519.8	65.7	1,331	1,168

Egypt	33.9	18.5	1,664	281.5	12.2	163	140
Australia	15.7	8.6	408	204.5	8.8	23	7
United Kingdom	21.5	11.8	1,355	196.8	8.5	5	4
Argentina	9.9	5.4	167	110.6	4.8	83	74
China	1.1	0.6	73	—	—	6	6

Total International	82.1	44.9	3,667	793.4	34.3	280	231

Total	182.9	100.0%	$8,074	2,313.2	100%	1,611	1,399

The following discussions include references to our plans for 2007. These only represent initial estimates and could vary significantly from actual results. In recent years, there have been large differences between our capital expenditure forecasts and our actual activity. During the year, we routinely adjust our level of spending based on results and changing industry conditions.

United States

Gulf Coast — The Gulf Coast region comprises our interests in and along the Gulf of Mexico, in the areas on-and offshore Louisiana and Texas. Apache is the largest held-by-production acreage holder and the second largest producer in Gulf waters less than 1,200 feet deep. For the third year in a row, the Gulf Coast was our leading region for both production volumes and revenues. Gulf Coast activities in 2006 focused on restoring production impacted by the 2005 hurricanes, while maintaining an active drilling program. This region performed 296 workover and recompletion operations during 2006 and completed 65 out of 83 total wells drilled as producers. Our drilling locations mostly included proved undeveloped reserves at platforms sustaining minimum or no hurricane damage with access to third-party transport facilities. In June 2006, we acquired producing properties, facilities and prospects on the Outer Continental Shelf of the Gulf of Mexico from BP plc (BP) for $845 million, adding an estimated 44.2 MMboe of proved reserves. The purchase price was allocated as follows: $747 million producing properties, $42 million prospects, $56 million facilities. As of year-end 2006, the Gulf Coast region accounted for 17 percent of our estimated proved reserves. Although actual annual capital expenditures may change considerably in 2007, we currently estimate investing approximately $900 million to drill over 90 wells and to continue our production enhancement and exploitation programs. In addition, we plan to spend an estimated $350 million on repair, redevelopment, and plugging and abandonment work required to repair damage caused by Hurricanes Katrina and Rita in 2005 that will not be covered by insurance.

Central — The Central Region includes assets in the Permian basin of West Texas and New Mexico, East Texas, and the Anadarko basin of western Oklahoma, where the Company got its start over 50 years ago. On January 5, 2006, the Company expanded its presence in the Permian basin by purchasing an estimated 31.5 MMboe of reserves in eight fields for $269 million from Amerada-Hess. In early 2007, we also entered into agreements to acquire additional Permian basin interests from Anadarko as described in more detail below under “Subsequent Events.” As of year-end 2006, the Central region accounted for approximately 24 percent of our estimated proved reserves, the second largest concentration in the Company. During 2006, we participated in drilling 374 wells, 363 of which were completed as productive. Apache performed 615 workovers and recompletions in the region during the year. We currently estimate spending approximately $570 million in 2007 on drilling and production enhancement projects.

Marketing — In general, most of our U.S. gas is sold on a monthly basis at either monthly or daily market prices. Our natural gas is sold primarily to Local Distribution Companies (LDCs), utilities, end-users, integrated major oil and gas companies and marketers. In an effort to increase sales to direct users of natural gas and to meet the needs of our customers, we also periodically sell some gas under long-term contracts at prices that fluctuate with market conditions. Approximately eight percent of our 2006 U.S. natural gas production was sold under long-term fixed-price physical contracts which expire in 2007 and 2008. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk “Commodity Risk” in this Form 10-K.

Apache has historically marketed and continues to sell its U.S. crude oil to integrated major oil companies, purchasers, transporters, and refiners. The objective is to maximize the value of the crude oil sold by identifying the most economical markets and transportation routes available to move the crude oil via pipeline, truck or barge. Sales contracts are generally thirty (30) day evergreen contracts and renew automatically until canceled by either party. These contracts provide for sales at prices which fluctuate with daily oil market conditions, thus capturing the market value of the crude oil each day. We manage our credit risk by selling our oil to creditworthy counterparties and monitoring our exposure on a daily basis.

Canada

Overview — Our exploration and development activity in our Canadian region is concentrated in the Provinces of Alberta, British Columbia, Saskatchewan and to a lesser degree the Northwest Territories. The region comprises

24.9 percent of our estimated proved reserves, the largest in the Company. We hold over 4.9 million net acres in Canada, the largest of our North American regions. Canada was our most active drilling area in 2006, with Apache participating in 874 wells, focused primarily on low-risk shallow development wells. We completed 740 as producers and conducted 274 workover and recompletion projects. Although actual annual capital expenditures may change with industry conditions and results, we currently estimate spending approximately $770 million in 2007 to drill approximately 380 wells, continue our exploitation program, albeit at a lower level, and continue developing our gas processing infrastructure. Our 2007 drilling program will include more deeper, higher risk-reward exploration wells and fewer shallow development wells.

Apache is also targeting fields such as Provost and Nevis in Alberta for coalbed methane (CBM) and in the process has emerged as one of Canada’s largest producers of CBM. The North and South Grant Lands obtained through farm-in agreements (discussed below) provide additional CBM potential.

In 2005, Apache signed a farm-in agreement with ExxonMobil covering approximately 650,000 acres of undeveloped properties in the Western Canadian province of Alberta. Under the agreement, Apache is to drill and operate 145 new wells over a 36-month period with upside potential for further drilling. ExxonMobil retains a royalty on fee lands and a convertible working interest on leasehold acreage, both of which vary dependent on activity levels. The agreement also allows Apache to test additional horizons on approximately 140,000 acres of property covered in a 2004 farm-in agreement with ExxonMobil. The 2004 farm-in agreement covered approximately 380,000 acres and stipulated drilling at least 250 wells over a two-year period beginning in October 2004. The 250 well commitment was met and the agreement was extended for an additional year. In 2006, Apache drilled 218 wells on the 2005 and 2004 farm-in acreage earning 93 additional acreage sections. Through the end of 2006, Apache has now drilled a total of 675 wells on the farm-in acreage from both agreements.

Marketing — Our Canadian natural gas sales focuses on sales to LDCs, utilities, end-users, integrated majors, supply aggregators and marketers. Our composite client portfolio is credit worthy and diverse. Improved North American natural gas pipeline connectivity has triggered a closer correlation between Canadian and United States natural gas prices. To diversify our market exposure and optimize pricing differences in the U.S. and Canada, we transport natural gas via our firm transportation contracts to California, the Chicago area, and eastern Canada. Our objective is to sell the majority of our production monthly, either into the first of the month market, or the daily market. Over 95 percent of our Canadian natural gas production is sold on a monthly basis at either monthly or daily market prices. Approximately two percent of our sales are long-term fixed-price sales. The longest term for these sales expires in 2011. The remainder is sold under long-term commitments to Canadian aggregators and end-users where the prices we receive under these contracts fluctuate monthly with market indices.

Our Canadian crude oil is primarily sold to refiners, integrated majors and marketers. To increase the market value of our condensate and heavier crudes, our condensate is either used or sold for blending purposes. We sell our crude oil and NGLs on Canadian Postings, which are market reflective prices that depend on worldwide crude oil prices and are adjusted for transportation and quality. In order to reach more purchasers and diversify our market, we transport crude on 12 pipelines to the major trading hubs within Alberta and Saskatchewan.

Egypt

Overview — In Egypt, our operations are conducted pursuant to production sharing contracts under which the contractor partner pays all operating and capital expenditure costs for exploration and development. A percentage of the production, usually up to 40 percent, is available to the contractor partners to recover operating and capital expenditure costs. In general, the balance of the production is allocated between the contractor partners and the Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis. Apache is the second largest acreage holder and the most active driller in the Western Desert of Egypt. Egypt is the country with our largest single acreage position where, as of December 31, 2006, we held approximately 10.2 million gross acres in 19 separate concessions. Development leases within concessions generally have a 25-year life with extensions possible for additional commercial discoveries, or on a negotiated basis. Apache is the largest producer of liquid hydrocarbons and natural gas in the Western Desert. Egypt contributed approximately 21 percent of Apache’s production revenues and 19 percent of total production. Egypt accounted for 12 percent of total estimated proved reserves as of December 31, 2006. The Company reports all estimated proved reserves held under production sharing agreements utilizing the economic interest method, which excludes the host country’s share of reserves.

In 2006, Apache had an active drilling program in Egypt, completing 140 of 163 wells, an 86 percent success rate, and conducted 390 workovers and recompletions. We currently plan to spend approximately $1 billion in 2007. Of this, $600 million will be for drilling and production enhancement work. We recently received approval to expand our Western Desert gas processing capacity and infrastructure to evacuate an additional 200 MMcf/d gas volumes driven by the Qasr field discovery. We project that this upgrade will take two years to complete at a total cost of $950 million, excluding actual gas well drilling costs and we have included $350 million in our capital expenditures for 2007.

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

Marketing — We and our partners have sold our gas production to EGPC under an Industry Pricing Formula; which is a sliding scale based on Dated-Brent crude oil with a minimum of $1.50 per MMbtu and a maximum of $2.65 per MMbtu which corresponds to a Dated-Brent price of $21.00 per barrel. Generally, the Industry Pricing Formula applies to all new gas discovered and produced. In exchange for extension of the Khalda Concession lease in July 2004, Apache agreed to accept Industry Pricing on all production in excess of 100 MMcf/d, but preserved the higher price formula until 2013 on the initial 100 MMcf/d.

Oil from the Khalda Concession, the Qarun Concession and other nearby Western Desert blocks is either sold directly to EGPC or other third-parties. The oil sales are made either directly into the Egyptian oil pipeline grid, exported via one of two terminals on the north coast of Egypt, or sold to third parties (non-governmental) through the MIDOR refinery located in northern Egypt. Oil production that is presently sold to EGPC is sold on a spot basis at a “Western Desert” price (indexed to Brent). In 2006, we exported 28 cargoes (approximately 8.6 million barrels) of Western Desert crude oil from the El Hamra and Sidi Kerir terminals located on the northern coast of Egypt. These export cargoes were sold at market prices comparable to domestic sales to EGPC. Additionally, 24 cargoes representing 3.5 million barrels were sold in Egypt to other non-governmental purchasers at prevailing market prices. Export sales from both the Khalda and Qarun areas in the Western Desert have continued in 2007.

Australia

Overview — Our exploration activity in Australia is focused in the offshore Carnarvon, Gippsland, Browse, and Perth basins where Apache holds 6.8 million net acres in 35 Exploration Permits, 10 Production Licenses, and six Retention Leases. Production operations are concentrated in the Carnarvon basin which is the location of all 10 Production Licenses, nine of which are operated by Apache. In 2006, the region generated $408 million of production revenues producing 15.7 MMboe (8.6 percent of our total production) and accounted for 8.8 percent of our year-end estimated proved reserves. During the year we participated in drilling 23 wells; 18 exploration and five development wells. Four of the exploration wells and three of the development wells were productive for a 30 percent success rate.

Exploration successes in 2006 included the Theo and West Cycad oil discoveries and the Gnu and Bambra East gas finds. The West Cycad oil discovery was drilled in the Harriet Joint Venture (HJV) area and is slated to begin production in the first quarter of 2007. The successful Theo well was drilled in the Exmouth sub-basin and is scheduled to begin production in 2009. The Gnu well was drilled in the Reindeer/Caribou field and added significant new reserves. First production from the Reindeer/Caribou field is targeted for late 2008 or early 2009. The Bambra East well was a successful gas well in the HJV, which more than doubled the volume of gas attributed to the Bambra field area. Gas production from this asset will begin in 2007 subject to augmentation of existing infrastructure.

During 2007, our Australian region plans to expand the HJV oil and gas production through development of the 2006 discoveries and drilling three additional wells: Bambra 8, Doric 2 and Lee 3. We will monitor the effects of the increased water injection at Stag and possibly drill an additional producer. We will also begin the initial phase of development drilling at the Van Gogh field. A key factor for success in 2007 will be increasing gas production and reserves to fulfill the requirements of our sales contracts, exploration success and initiating the Theo field development and final sanctions thereof. We currently estimate spending approximately $460 million in 2007 to drill 30 exploration, appraisal and development wells and another $50 million for new facilities.

Marketing — In 2006, we executed three new gas sales contracts in Australia. As of December 31, 2006, Apache had a total of 22 active gas contracts with expiration dates ranging from April 2007 to July 2030. Generally, natural gas is sold in Western Australia under long-term, fixed-price contracts, many of which contain price escalation clauses based on the Australian consumer price index.

We continue to export all of our crude oil production into the international market at prices which fluctuate with world market conditions.

North Sea

Overview — In 2006, the North Sea region generated $1.35 billion of revenue, producing 21.5 million barrels of oil equivalent. We continued to develop our North Sea core area around the Forties field, including investments in upgrades to improve the operating efficiency of our platforms. Despite this, 2006 production was down 11 percent from 2005 primarily because of production interruptions associated with commissioning of major facility projects, and temporary shutdown of the Forties Pipeline System during the third quarter of 2006. Our focus in 2006 on infrastructure projects also displaced drilling operations needed to mitigate natural decline.

In 2006, we invested $329 million of capital in the North Sea region, including investments on drilling, recompletion and facility upgrades.

At Forties we commissioned a number of key facility projects to improve production efficiency and lower operating costs, including new power generation, a multi-platform distribution system, water injection upgrades and drilling rig modification. Also during 2006, seismic survey data acquired over Forties in 2005 was processed for inversion to identify bypassed oil in the main reservoir units and update the inventory of future drilling targets. We also drilled one appraisal well outside Forties, and had a second appraisal well and an exploration well in progress at the end of 2006.

There were no significant additions to North Sea acreage in 2006; however, in early 2007 Apache was awarded 62,320 acres from four licenses applied for in the UK 24th Licensing Round. In block 22/6a (Bacchus), Apache increased equity from 60 percent to 70 percent and became Operator (purchasing ExxonMobil’s 20 percent share and farming out 10 percent). A further 652 square kilometers of 3D seismic was acquired over six blocks of our acreage.

North Sea capital expenditures for 2007 are currently estimated at $480 million. After a year with minimal drilling, activity will significantly increase. In Forties, we will continue the development drilling program, with 15 new wells planned, and complete platform upgrades begun last year. Upgrades for 2007 include finalizing installation of additional produced water re-injection pumps and deep gas lift compressors, and commissioning of direct fluid export from Forties Bravo to Forties Charlie. These projects will enable Forties to meet stringent new environmental targets for produced water discharge to sea as well as enhance reservoir management capabilities, and should enhance runtime efficiency. Outside Forties, four exploration and appraisal wells are scheduled to be drilled in the first half of the year.

Marketing — In 2006, we entered into two new term contracts for the physical sale of Forties crude at prevailing market prices, which are composed of base market indices, adjusted for the higher quality of Forties crude relative to Brent and a premium to reflect the higher market value for term arrangements. Also in 2006, a new value adjustment formula (Quality Bank Adjustor) was implemented in BP’s Forties Pipeline System, through which Forties crude is shipped and commingled with crudes from other central North Sea fields. The original formula was challenged by Apache in June 2005, as it did not accurately value the Forties crude quality relative to the other crudes shipped on the Forties Pipeline System. The new agreed upon comingled stream on the formula better represents Forties crude value and effectively increases the volume allocated to Apache from the Forties Pipeline System.

Argentina

Argentina became our newest core area following two significant acquisitions in 2006 that substantially increased our presence in the country. In the second quarter, we completed our purchase of Pioneer’s operations in Argentina for $675 million with estimated proved reserves of 22 MMbbls of liquid hydrocarbons and 297 Bcf of natural gas. In the third quarter, we acquired additional interests in (and now operate) seven concessions in the Tierra del Fuego Province from Pan American for total consideration of $429 million. Our oil and gas assets are located in the Neuquén, San Jorge and Austral basins of Argentina. In 2006, we had 9.9 MMboe of production and 110.6 MMboe of estimated proved reserves, approximately 5.4 percent and 4.8 percent, respectively, of Apache’s total production and reserves.

We plan to invest approximately $180 million drilling over 100 wells and spend an additional $60 million on production enhancement projects in 2007.

Marketing — In Argentina we extended our existing natural gas contracts to regulated markets through April 2007, per the Argentine Secretary of Energy’s request. We expect to reach a new agreement during the first-quarter of 2007 with the Argentine government, which will set the volumes to be delivered to the regulated market for the period 2007 through 2011. We also entered into four new term contracts up to two years in duration for a total of 22 MMcf/d. These four contracts enabled Apache to lock in higher priced contracts while awaiting a new agreement to cover the internal demand of Argentina for 2007 onward.

In October 2006, the Argentina government removed the export tax exempt status previously afforded the province of Tierra del Fuego through a Special Customs area exemption. The government has further assessed an export tax on all exports from Argentina based upon the price paid for natural gas imports from Bolivia. This tax reduces the value we are receiving under our contract with Methanex in Chile. We have entered into an interim agreement with Methanex to mitigate the effects of this tax and are working to reach an economically suitable final agreement. The Methanex contract represents less than 10 percent of our gas sales in Argentina.

Other International

China.  On August 8, 2006, the Company completed the sale of our 24.5 percent interest in the Zhao Dong block offshore the People’s Republic of China, to Australia-based ROC Oil Company Limited for $260 million, marking Apache’s exit from China. The transaction was effective July 1, 2006, and the Company recorded a gain of approximately $174 million in the third-quarter of 2006.

Subsequent Events

On January 18, 2007, the Company announced that it is acquiring controlling interest in 28 oil and gas fields in the Permian basin of West Texas from Anadarko Petroleum Corporation (Anadarko) for $1 billion. Apache estimates that these fields had proved reserves of 57 million barrels (MMbbls) of liquid hydrocarbons and 78 billion cubic feet (Bcf) of natural gas as of yearend 2006. The transaction will be effective the earlier of closing or March 31, 2007. Approximately 10 percent of the Permian basin properties are subject to third-party preferential purchase rights which, if exercised, would reduce the interests we purchase in those properties and the purchase price we would pay. The Company intends to fund the acquisition with debt. Apache and Anadarko are entering into a joint-venture arrangement to effect the transaction. In connection with the acquisition, the Company entered into cash flow hedges to protect against commodity price volatility. For the period of July 2007 through June 2010, the Company entered into hedges for a portion of both the oil and the natural gas with NYMEX based costless collars.

In anticipation of closing the Anadarko transaction, we completed a public offering in January 2007 of $500 million of 5.625-percent notes due 2017 and $1 billion of 6.0-percent notes due 2037. The net proceeds from the offering ($1.48 billion, net of original issue discounts and underwriting commissions) were used to repay a portion of our outstanding commercial paper, which was incurred to finance acquisitions we made in 2006 and for general corporate purposes.

Drilling Statistics

Worldwide, in 2006, we participated in drilling 1,611 gross wells, with 1,399 (87 percent) completed as producers. We also performed more than 1,700 workovers and recompletions during the year. Historically, our drilling activities in the U.S. generally concentrate on exploitation and extension of existing, producing fields rather than exploration. As a general matter, our operations outside of the U.S. focus on a mix of exploration and exploitation wells. In addition to our completed wells, at year-end several wells had not yet reached completion: 76 in the U.S. (40.27 net); 10 in Canada (10 net); 18 in Egypt (17.12 net); three in Australia (2.06 net); and two in the North Sea (1.94 net).

The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total

2006
United States	2.9	2.7	5.6	266.4	15.3	281.7	269.3	18.0	287.3
Canada	34.3	6.4	40.7	577.3	114.8	692.1	611.6	121.2	732.8
Egypt	11.8	8.9	20.7	122.7	10.4	133.1	134.5	19.4	153.9
Australia	1.2	9.3	10.5	1.0	1.3	2.3	2.2	10.6	12.8
North Sea	—	1.0	1.0	3.9	—	3.9	3.9	1.0	4.9
Argentina	9.3	5.3	14.6	60.8	2.0	62.8	70.1	7.3	77.4
Other International	—	—	—	1.5	—	1.5	1.5	—	1.5

Total	59.5	33.6	93.1	1,033.6	143.8	1177.4	1,093.1	177.5	1,270.6

2005
United States	5.0	3.1	8.1	248.8	24.1	272.9	253.8	27.2	281.0
Canada	273.4	107.6	381.0	1,057.0	—	1,057.0	1,330.4	107.6	1,438.0
Egypt	17.8	6.9	24.7	79.4	7.1	86.5	97.2	14.0	111.2
Australia	.7	6.8	7.5	11.8	4.8	16.6	12.5	11.6	24.1
North Sea	—	7.8	7.8	12.6	1.9	14.5	12.6	9.7	22.3
Argentina	6.3	3.0	9.3	15.6	1.0	16.6	21.9	4.0	25.9
Other International	—	—	—	3.7	.2	3.9	3.7	.2	3.9

Total	303.2	135.2	438.4	1,428.9	39.1	1,468.0	1,732.1	174.3	1,906.4

2004
United States	3.3	3.5	6.8	202.8	24.2	227.0	206.1	27.7	233.8
Canada	6.7	9.3	16.0	1,102.3	84.2	1,186.5	1,109.0	93.5	1,202.5
Egypt	9.5	6.5	16.0	91.5	4.5	96.0	101.0	11.0	112.0
Australia	4.0	7.5	11.5	3.4	1.2	4.6	7.4	8.7	16.1
North Sea	—	1.0	1.0	11.7	3.9	15.6	11.7	4.9	16.6
Argentina	—	—	—	1.2	—	1.2	1.2	—	1.2
Other International	—	—	—	3.7	.3	4.0	3.7	.3	4.0

Total	23.5	27.8	51.3	1,416.6	118.3	1,534.9	1,440.1	146.1	1,586.2

Productive Oil and Gas Wells

The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2006, is set forth below:

	Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net

Gulf Coast	973	752	890	621	1,863	1,373
Central	3,113	1,609	5,219	3,337	8,332	4,946
Canada	7,980	6,915	2,453	995	10,433	7,910
Egypt	33	32	425	404	458	436
Australia	10	6	35	18	45	24
North Sea	—	—	59	57	59	57
Argentina	276	246	484	426	760	672

Total	12,385	9,560	9,565	5,858	21,950	15,418

Production, Pricing and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, NGLs and gas production, average lease operating costs per boe (including severance and other taxes) and average sales prices for each of the countries where we have operations.

				Average
	Production			Lease	Average Sales Price
	Oil	NGLs	Gas	Operating	Oil	NGLs	Gas
Year Ended December 31,	(Mbbls)	(Mbbls)	(MMcf)	Cost per Boe	(Per bbl)	(Per bbl)	(Per Mcf)

2006
United States	24,394	2,915	243,442	$10.66	$54.22	$38.44	$6.54
Canada	7,561	798	147,579	9.54	59.90	35.40	6.09
Egypt	20,648	—	79,424	4.36	63.60	—	4.42
Australia	4,341	—	67,933	4.95	68.25	—	1.65
North Sea	21,368	—	752	27.00	63.04	—	10.64
Argentina	2,503	561	40,878	4.39	42.79	36.64	.99
Other International	1,156	—	—	4.67	62.73	—	—

Total	81,971	4,274	580,008	$10.35	$59.92	$37.70	$5.17

2005
United States	24,188	2,757	218,081	$9.11	$47.97	$32.44	$7.22
Canada	8,212	816	135,750	7.54	53.05	31.07	7.29
Egypt	20,126	—	60,484	3.85	53.69	—	4.59
Australia	5,613	—	45,003	7.17	57.61	—	1.72
North Sea	23,903	—	842	17.94	53.00	—	9.17
Argentina	424	—	1,137	6.54	37.54	—	1.14
Other International	2,968	—	—	3.79	44.24	—	—

Total	85,434	3,573	461,297	$8.87	$51.66	$32.13	$6.35

2004
United States	24,841	3,026	236,663	$6.53	$38.75	$26.66	$5.45
Canada	9,262	947	119,669	6.49	38.57	24.44	5.30
Egypt	19,099	—	50,412	3.37	37.35	—	4.35
Australia	9,214	—	43,227	7.11	41.96	—	1.65
North Sea	19,338	—	684	4.22	24.22	—	5.53
Argentina	207	—	1,394	6.46	32.89	—	.65
Other International	2,775	—	—	3.89	32.88	—	—

Total	84,736	3,973	452,049	$5.73	$35.24	$26.13	$4.91

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position in each country where we have operations.

	Undeveloped Acreage		Developed Acreage
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres

United States	1,526,857	939,911	2,965,614	1,829,626
Canada	3,900,899	2,712,924	2,944,150	2,192,895
Egypt	8,806,053	6,037,303	1,399,203	1,274,567
Australia	11,319,040	6,694,350	527,450	316,480
North Sea	1,468,159	1,244,358	29,924	29,174
Argentina	2,447,510	2,108,575	257,000	195,000

Total Company	29,468,518	19,737,421	8,123,341	5,837,742

As of December 31, 2006, we had 736,497, 2,918,890, and 1,802,281 net acres scheduled to expire by December 31, 2007, 2008 and 2009, respectively, if production is not established or we take no other action to extend the terms. We plan to continue the terms of many of these licenses and concession areas through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

The other international drilling statistics on the preceding page and the Production, Pricing and Lease Operating Cost Data above include activity in China, where Apache ceased operations in August 2006.

Estimated Proved Reserves and Future Net Cash Flows

As of December 31, 2006, Apache had total estimated proved reserves of 1,061 MMbbls of crude oil, condensate and NGLs and 7.5 Tcf of natural gas. Combined, these total estimated proved reserves are equivalent to 2.3 billion barrels of oil equivalent or 13.9 Tcf of natural gas. During 2006, the Company’s reserves grew nine percent with increases in all our countries. The Company’s reserves have increased for 21 consecutive years.

Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The Company reports all estimated proved reserves held under production sharing arrangements utilizing the “economic interest” method, which excludes the host country’s share of reserves. Reserve estimates are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program in the reservoir provides support for the engineering analysis on which the project or program is based. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

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

We engage Ryder Scott Company, L.P. Petroleum Consultants as independent petroleum engineers to review our estimates of proved hydrocarbon liquid and gas reserves and provide an opinion letter on the reasonableness of Apache’s internal projections. Ryder Scott opined that they were in acceptable agreement with the Company’s overall reserve estimates and that the reserves they reviewed conform to the SEC’s definition of proved reserves as set forth in Rule 210.4-10(a) of Regulation S-X. The independent reviews typically cover a large percentage of major value fields, international properties and new wells drilled during the year. During 2006, 2005 and 2004, their review covered 75, 74 and 79 percent of Apache’s worldwide estimated reserve value, respectively.

The Company’s estimates of proved reserves and proved developed reserves as of December 31, 2006, 2005 and 2004, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from estimated proved reserves are contained in Note 13, Supplemental Oil and Gas Disclosures (Unaudited) of Item 15 in this Form 10-K. These estimated future net cash flows are based on prices on the last day of the year and are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 69, “Disclosures about Oil and Gas Producing Activities.” Disclosure of this value and related reserves has been prepared in accordance with SEC Regulation S-X Rule 4-10.

Employees

On December 31, 2006, we had 3,150 employees. Only 25 of these employees are subject to collective bargaining agreements, all of whom are in Argentina.

Offices

Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2006, we maintained regional exploration and/or production offices in Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Aberdeen, Scotland; and Buenos Aires, Argentina. Apache leases all of its primary office space. The current lease on our principal executive offices runs through December 31, 2013. For information regarding the Company’s obligations under its office leases, see the information appearing in the table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources and Liquidity, Contractual Obligations” and Note 10, Commitments and Contingencies, “Other Commitments and Contingencies, Contractual Obligations” of Item 15 in this Form 10-K.

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

Acquisitions or Discoveries of Additional Reserves are Needed to Avoid a Material Decline in Reserves and Production

The rate of production from oil and gas properties generally declines as reserves are depleted. Except to the extent that we find or acquire additional properties containing estimated proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones, secondary recovery reserves or tertiary recovery reserves, our estimated proved reserves will decline materially as reserves are produced. Future oil and gas production is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves.

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

We Are Subject to Governmental Risks That May Impact Our Operations

Our operations have been, and at times in the future may be, affected by political developments and by federal, state, provincial and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price controls and environmental protection laws and regulations.

Global Political and Economic Developments May Impact Our Operations

Political and economic factors in international markets may have a material adverse effect on our operations. On an equivalent-barrel basis, approximately 63 percent of our oil, NGLs and natural gas production in 2006 was outside the United States, and approximately 59 percent of our estimated proved oil and gas reserves on December 31, 2006 were located outside of the United States.

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

In addition to the contract with OPIC, the Company has acquired commercial political risk insurance covering significant portions of its investments in Egypt and Argentina. The insurance provides coverage for confiscation, nationalization, and expropriation risks and currency inconvertibility, and is written on multi-year contracts with highly rated international insurers.

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

We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. As described in Note 10, Commitments and Contingencies of Item 15, in this Form 10-K, on December 31, 2006, we had an accrued liability of $17 million for environmental remediation. We have not incurred any material environmental remediation costs in any of the periods presented and we are not aware of any future environmental remediation matters that would be material to our financial position or results of operations.

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

ITEM 1B.	UNRESOLVED SEC STAFF COMMENTS

As of December 31, 2006, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to yearend. We responded to comments from the SEC staff that we received in December 2006, and are awaiting final resolution. We do not believe the comments or our responses thereto materially impact any previous or prospective disclosures.

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

During 2006, Apache common stock, par value $0.625 per share, was traded on the New York and Chicago Stock exchanges, and the NASDAQ National Market under the symbol APA. The table below provides certain information regarding our common stock for 2006 and 2005. Prices were obtained from The New York Stock Exchange, Inc. Composite Transactions Reporting System. Per share prices and quarterly dividends shown below have been rounded to the indicated decimal place.

	2006				2005
	Price Range		Dividends Per Share		Price Range		Dividends Per Share
	High	Low	Declared	Paid	High	Low	Declared	Paid

First Quarter	$76.25	$63.17	$.10	$.10	$65.90	$47.45	$.08	$.08
Second Quarter	75.66	56.50	.10	.10	67.99	51.52	.08	.08
Third Quarter	72.40	59.18	.15	.10	78.60	64.85	.10	.08
Fourth Quarter	70.50	59.99	.15	.15	75.95	59.36	.10	.10

The closing price per share of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for January 31, 2007, was $72.97. On January 31, 2007, there were 330,958,433 shares of our common stock outstanding held by approximately 7,000 shareholders of record and approximately 319,000 beneficial owners.

We have paid cash dividends on our common stock for 42 consecutive years through December 31, 2006. When, and if, declared by our board of directors, future dividend payments will depend upon our level of earnings, financial requirements and other relevant factors.

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

Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the proxy statement relating to the Company’s 2007 annual meeting of stockholders, which is incorporated herein by reference.

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Composite 500

Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oils Stock Index) from December 31, 2001 through December 31, 2006.

Comparison of Five Year Cumulative Total Return
For the Year Ended December 31, 2006

	2001	2002	2003	2004	2005	2006
Apache Corporation	100	115.13	173.15	217.15	295.92	289.11
S & P’s Composite 500 Stock	100	77.9	100.25	111.15	116.61	135.03
DJ US Expl & Prod Index*	100	102.17	133.9	189.97	314.06	330.93

*	formerly DJ Secondary Oil Stock Index

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2006, which information has been derived from the Company’s audited financial statements. This information should be read in connection with, and is qualified in its entirety by the more detailed information in the Company’s financial statements of Item 15 in this Form 10-K.

	As of or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Income Statement Data
Total revenues	$8,288,779	$7,584,244	$5,332,577	$4,190,299	$2,559,873
Income (loss) attributable to common stock	2,546,771	2,618,050	1,663,074	1,116,205	543,514
Net income (loss) per common share:
Basic	7.72	7.96	5.10	3.46	1.83
Diluted	7.64	7.84	5.03	3.43	1.80
Cash dividends declared per common share	.50	.36	.28	.22	.19
Balance Sheet Data
Total assets	$24,308,175	$19,271,796	$15,502,480	$12,416,126	$9,459,851
Long-term debt	2,019,831	2,191,954	2,588,390	2,326,966	2,158,815
Preferred interests of subsidiaries	—	—	—	—	436,626
Shareholders’ equity	13,191,053	10,541,215	8,204,421	6,532,798	4,924,280
Common shares outstanding	330,737	330,121	327,458	324,497	302,506

For a discussion of significant acquisitions and divestitures, see Note 2 of Item 15 in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Apache Corporation (Apache or the Company) is an independent energy company whose principle business includes exploration, development and production of crude oil, natural gas and natural gas liquids. We operate in six countries: the United States, Canada, Egypt, Australia, offshore the United Kingdom in the North Sea, and Argentina.

In 2006, we earned $2.5 billion, within three percent of last year’s record earnings, despite a 19 percent decline in gas price realizations. Cash provided by operating activities totaled $4.3 billion, flat to 2005. We also set records for production and reserves with worldwide equivalent production increasing 10 percent, making 2006 the 27th out of the last 28 years that we have reported production growth. Reserves grew nine percent, increasing in every core area, marking the 21st consecutive year of reserve growth at Apache.

Our growth strategy focuses on economic growth through drilling, acquisitions, or a combination of both, depending on, among other things, costs levels, potential rates of return and the availability of acquisition opportunities. We utilize a portfolio approach to provide diversity in terms of geologic risk, geographic location, hydrocarbon mix (crude oil and natural gas) and reserve life. This strategy provides multiple avenues for growth. We took several steps in 2006 to balance and grow our asset base. Outside of North America, we divested two assets: the undeveloped deepwater section of Egypt’s West Mediterranean Concession and our interest in the Zhao Dong block offshore the People’s Republic of China. To rebalance our international portfolio, we bolstered our position in Argentina purchasing an estimated 109 MMboe of reserves in two separate transactions. After increasing our production on these properties through active operations, Argentina is now our newest core area and we operate an attractive property base that we believe has significant upside. In the U.S., we completed two strategic purchases strengthening our Permian basin and Gulf of Mexico positions. In January 2006, we purchased an estimated 31 MMboe of proved reserves in long life producing properties in the Permian basin of West Texas. The acquisition was balanced by purchasing 44 MMboe of shorter life, but higher rate-of-return reserves in the Gulf of Mexico. Worldwide, we purchased an estimated 196.5 MMboe of proved reserves. On the exploration and development side, we drilled 1,611 wells with an 87 percent success rate with active drilling programs in all core areas. We invested $3.7 billion in exploration and development activities, excluding asset retirement costs and capitalized interest, adding 224 MMboe in of estimated proved reserves. Our reserve life across our core areas spans from eight to twenty years, with a 46 percent oil and 54 percent natural gas mix, consistent with yearend 2005.

Apache’s profitability is a function of commodity prices, the cost to add reserves through drilling and acquisitions and the cost to produce our reserves. Trends in commodity prices directly impact oil and gas revenues and demand for services and thus, have a significant impact on drilling and operating costs. We closely monitor trends in drilling costs in each of our core areas and the prices paid to acquire producing properties and, when appropriate, adjust our capital budgets.

Commodity prices are driven by the prevailing worldwide price for crude oil, spot prices applicable to our United States and Canadian natural gas production and many other factors beyond our control. Historically, these prices have been volatile and unpredictable, and 2006 was no exception. Our 2006 crude oil price realizations averaged $59.92 per barrel, up 16 percent from 2005, ranging from an average monthly high of $68.59 per barrel in July to a low of $52.64 per barrel in October as demand waned in the U.S. with a delay in the onset of seasonal temperatures. Natural gas realizations were 19 percent lower than last year, averaging $5.17 per thousand cubic feet (Mcf), with a high of $8.05 per Mcf in January, and a low of $3.85 per Mcf in October.

A high drilling and operating cost environment once again challenged us in 2006, continuing the trend seen over the past few years. This upward trend is a reflection of increased demand driven by historically high commodity prices. In addition, repair activity from the 2005 Gulf of Mexico hurricanes also increased demand for services in the U.S., and accordingly, costs. Cost increases were reflected in nearly all of our drilling and lease operating cost components, including: rig rates, drill pipe costs, labor costs, chemical costs and the costs of power and fuel. The Company reviews costs for each core area on a routine basis and pursues alternatives in maintaining efficient levels of costs and expenses. Despite pressure from rising costs, 2006 margins, while down slightly from record 2005 levels, were the second highest in our 50-plus-year history. For purposes of this discussion, margins are calculated as follows:

	2006	2005	2004
	(In thousands, except margin)

Income before Income Taxes	$4,009,595	$4,206,524	$2,663,083
Barrels of oil equivalent produced	182,913	165,890	164,050
Margin per boe produced	$44.14	$44.95	$32.36

While the Company has made considerable progress recovering from the damage caused by Hurricanes Katrina and Rita, which struck in late August and late September 2005, the hurricanes had considerable impact on both 2006 and 2005 operations and results, and will impact 2007 operations. In addition to extensive damage to Apache’s onshore and offshore Gulf of Mexico production and transportation facilities, third-party pipelines, terminals and processing facilities, which the Company relies upon to transport and process its crude oil and natural gas also sustained substantial damage. For a discussion of the impact on 2006 and 2005 operations and results refer to Results of Operations and Oil and Gas Capital Expenditures in this Item 7.

Results of Operations

This section includes a discussion of our 2006 and 2005 results of operations and provides insight into unique events and circumstances for each of the Company’s six reportable segments. Please refer to Note 12, Business Segment Information of Item 15 in this Form 10-K for segment information.

Acquisitions and Divestitures

2006 Acquisitions

U.S. Permian Basin

On January 5, 2006, the Company purchased Amerada Hess’s interest in eight fields located in the Permian basin of West Texas and New Mexico. The original purchase price was reduced from $404 million to $269 million because other interest owners exercised their preferential rights to purchase a number of the properties. The settlement price at closing of $239 million was adjusted for revenues and expenditures occurring between the effective date and the closing date of the acquisition. The acquired fields had estimated proved reserves of 27 MMbbls of liquid hydrocarbons and 27 Bcf of natural gas as of yearend 2005.

Argentina

On April 25, 2006, the Company acquired the operations of Pioneer Natural Resources (Pioneer) in Argentina for $675 million. The settlement price at closing, of $703 million, was adjusted for revenues and expenditures occurring between the effective date and closing date of the acquisition. The properties are located in the Neuquén, San Jorge and Austral basins of Argentina and had estimated net proved reserves of approximately 22 MMbbls of liquid hydrocarbons and 297 Bcf of natural gas as of December 31, 2005. Eight gas processing plants (five operated and three non-operated), 112 miles of operated pipelines in the Neuquén basin and 2,200 square miles of three-dimensional (3-D) seismic data were also included in the transactions. Apache financed the purchase with cash on hand and commercial paper.

The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values as of the date of acquisition, as follows (in thousands):

Proved property	$501,938
Unproved property	189,500
Gas Plants	51,200
Working capital acquired, net	11,256
Asset retirement obligation	(13,635)
Deferred income tax liability	(37,630)

Cash consideration	$702,629

On September 19, 2006, Apache acquired additional interests in (and now operates) seven concessions in the Tierra del Fuego Province from Pan American Fueguina S.R.L. (Pan American) for total consideration of $429 million. The settlement price at closing of $396 million was adjusted for normal closing items, including revenues and expenses between the effective date and the closing date of the acquisition. Apache financed the purchase with cash on hand and commercial paper.

The total cash consideration allocated below includes working capital balances purchased, asset retirement obligations assumed and an obligation to deliver specific gas volumes in the future. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values as of the date of acquisition, as follows (in thousands):

Proved property	$289,916
Unproved property	132,000
Gas plants	12,722
Working capital acquired, net	8,929
Asset retirement obligation	(1,511)
Assumed obligation	(46,000)

Cash consideration	$396,056

Offshore Gulf of Mexico

In June 2006, the Company acquired the remaining producing properties of BP plc (BP) on the Outer Continental Shelf of the Gulf of Mexico. The original purchase price was reduced from $1.3 billion for 18 producing fields to $845 million because other interest owners exercised their preferential rights to purchase five of the 18 fields. The purchase price consisted of $747 million of proved property, $42 million of unproved property and $56 million of facilities. The settlement price on the date of closing of $821 million was adjusted primarily for revenues and expenditures occurring between the April 1, 2006 effective date and the closing date of the acquisition. The acquired properties include 13 producing fields (nine of which are operated) with estimated proved reserves of 19.5 MMbbls of liquid hydrocarbons and 148 Bcf of natural gas. Apache financed the purchase with cash on hand and commercial paper.

Pending Acquisition — U.S. Permian Basin

On January 18, 2007, the Company announced that it is acquiring controlling interest in 28 oil and gas fields in the Permian basin of West Texas from Anadarko Petroleum Corporation (Anadarko) for $1 billion. Apache estimates that these fields had proved reserves of 57 million barrels (MMbbls) of liquid hydrocarbons and 78 billion cubic feet (Bcf) of natural gas as of yearend 2006. The transaction will be effective the earlier of closing or March 31, 2007. Approximately 10 percent of the Permian basin properties are subject to third-party preferential purchase rights which, if exercised, would reduce the interests we purchase in those properties and the purchase price we would pay. The Company intends to fund the acquisition with debt. Apache and Anadarko are entering into a joint-venture arrangement to effect the transaction. In connection with the acquisition, the Company entered into cash flow hedges to protect against commodity price volatility. For the period of July 2007 through June 2010, the Company entered into hedges for a portion of both the oil and the natural gas with NYMEX based costless collars.

2006 Divestitures

On January 6, 2006, the Company completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. Apache did not have any proved reserves booked for these properties.

On August 8, 2006, the Company completed the sale of its 24.5 percent interest in the Zhao Dong block offshore, the People’s Republic of China, to Australia-based ROC Oil Company Limited for $260 million, marking Apache’s exit from China. The effective date of the transaction was July 1, 2006. The Company recorded a gain of $174 million in the third quarter of 2006.

2005 Acquisitions

In May 2005, Apache signed a farm-in agreement with Exxon Mobil Corporation (ExxonMobil) covering approximately 650,000 acres of undeveloped properties in the Western Canadian province of Alberta. Under the agreement, Apache is to drill and operate 145 new wells over a 36-month period with upside potential for further drilling. ExxonMobil will retain a royalty on fee lands and a convertible working interest on leasehold acreage. The agreement also allows Apache to test additional horizons on approximately 140,000 acres of property covered in a 2004 farm-in agreement with ExxonMobil.

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

Oil and Natural Gas Prices

While the market price received for crude oil and natural gas varies among geographic areas, crude oil trades in a worldwide market, whereas natural gas, which has a limited global transportation system, is subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction, while natural gas price movements generally follow local market conditions.

Apache primarily sells its natural gas into four markets:

1)	North America, which has a common market and where supply and demand are currently tightly balanced, creating a volatile pricing environment;

2)	Australia, which has a local market with mostly fixed-price contracts;

3)	Egypt, which has a local market where the price received for our production is indexed to a weighted-average Dated-Brent crude oil price; most of which is subject to a ceiling of $2.65 per MMBtu at oil-prices of $21 per barrel or above; and

4)	Argentina, where the price we receive on a portion of our natural gas production is regulated by the government, at prices from $.38 to $1.40 per MMBtu. The volumes we are required to sell at regulated prices are set by the government and vary with seasonal factors. The remainder of the volumes are sold at market-driven prices, presently in excess of $2.00/MMBtu.

For specific marketing arrangements by segment, please refer to Item 1 and 2. Business and Properties of this Form 10-K.

Revenues

The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids for the most recent three years.

	For the Year Ended December 31,
	2006	2005	2004

Revenues (in thousands):
Oil	$4,911,861	$4,413,934	$2,986,208
Natural gas	3,001,246	2,928,578	2,217,983
Natural gas liquids	161,146	114,779	103,826

Total	$8,074,253	$7,457,291	$5,308,017

Oil Volume — Barrels per day:
United States	66,832	66,268	67,872
Canada	20,715	22,499	25,305
Egypt	56,570	55,141	52,183
Australia	11,892	15,379	25,174
North Sea	58,544	65,488	52,836
Argentina	6,857	1,163	566
China	3,167	8,132	7,583

Total	224,577	234,070	231,519

Average Oil Price — Per barrel:
United States	$54.22	$47.97	$38.75
Canada	59.90	53.05	38.57
Egypt	63.60	53.69	37.35
Australia	68.25	57.61	41.96
North Sea	63.04	53.00	24.22
Argentina	42.79	37.54	32.89
China	62.73	44.24	32.88
Total	59.92	51.66	35.24
Natural Gas Volume — Mcf per day:
United States	666,965	597,481	646,619
Canada	404,325	371,917	326,965
Egypt	217,601	165,710	137,737
Australia	186,119	123,295	118,108
North Sea	2,061	2,306	1,871
Argentina	111,994	3,114	3,808

Total	1,589,065	1,263,823	1,235,108

Average Natural Gas Price — Per Mcf:
United States	$6.54	$7.22	$5.45
Canada	6.09	7.29	5.30
Egypt	4.42	4.59	4.35
Australia	1.65	1.72	1.65
North Sea	10.64	9.17	5.53
Argentina	.97	1.14	.65
Total	5.17	6.35	4.91
NGL Volume — Barrels per day:
United States	7,985	7,553	8,268
Canada	2,187	2,235	2,588
Argentina	1,537	—	—

Total	11,709	9,788	10,856

Average NGL Price — Per barrel:
United States	$38.54	$32.44	$26.66
Canada	35.40	31.07	24.44
Argentina	36.64	—	—
Total	37.70	32.13	26.13

Contributions to Oil and Natural Gas Revenues

As with production and reserves, a consequence of geographic diversification is a shifting geographic mix of our oil revenues and natural gas revenues. For the reasons discussed in the Oil and Natural Gas Prices section above, contributions to oil revenues and gas revenues should be viewed separately.

The following table presents each segment’s oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

	Oil Revenues			Gas Revenues
	For the Year Ended December 31,			For the Year Ended December 31,
	2006	2005	2004	2006	2005	2004

United States	27%	26%	32%	53%	54%	58%
Canada	9%	10%	12%	30%	34%	29%

North America	36%	36%	44%	83%	88%	87%
Egypt	27%	25%	24%	12%	9%	10%
Australia	6%	7%	13%	4%	3%	3%
North Sea	27%	29%	16%	—	—	—
Argentina	2%	—	—	1%	—	—
Other International	2%	3%	3%	—	—	—

Total	100%	100%	100%	100%	100%	100%

Crude Oil Contribution

In 2006, oil revenue contributions outside of North America were 64 percent of our total consolidated oil revenues, equal to 2005 contributions. Except for Australia, all core regions saw oil revenue growth in 2006 when compared to 2005. Egypt and the United States saw their contributions rise as their 2006 revenue gains, relative to 2005, outpaced gains in our other regions, benefiting from both higher relative oil prices and production. Argentina’s contribution increase in 2006, compared to 2005, was virtually all attributable to the 2006 acquisitions discussed above, although the region also benefited from price improvement. The North Sea and Canada’s 2006 contributions fell because higher prices were somewhat neutralized by lower relative production and higher oil revenue in other core areas.

In 2005, oil revenue contributions from outside the U.S. rose six percent to 74 percent of our total consolidated oil revenues. Production growth and significantly higher price realizations drove the North Sea’s oil revenue contributions to 29 percent of consolidated oil revenues from 16 percent the prior year and were largely responsible for the growth of non-U.S. oil revenues. U.S. oil revenues made up 26 percent of 2005 oil revenues, down six percent from 2004, a consequence of the 2005 hurricane activity and the significant growth in North Sea production. Australia’s contribution to 2005 consolidated oil revenues fell to seven percent from 13 percent on a 39 percent decrease in production compared to 2004.

Crude Oil Revenues

Crude oil revenues in 2006 increased $498 million from 2005 to $4.9 billion. Price gains across all regions, which averaged $8.26 more per barrel than 2005, generated an additional $706 million of revenues. These additional revenues were partially offset by the effect on revenues from a four percent decline in production. All segments reported a significant increase in realized crude oil price, with Argentina, Egypt, and the U.S. also benefiting from production growth compared to 2005.

Egypt generated an additional $233 million of crude oil revenue in 2006 when compared to 2005. An 18 percent increase in crude oil price realizations, generated $200 million of the additional revenues, with the remainder coming from a three percent increase in production. While Egypt experienced production growth in many areas, the predominate contributor was the Khalda Concession which benefited from a full year of associated condensate related to increased Qasr field gas production.

U.S. crude oil revenues for 2006 increased $162 million compared to 2005, with a 13 percent increase in crude oil price realizations contributing $151 million of the additional revenues. A small increase in 2006 oil production, relative to 2005, contributed the remaining $11 million. The third-quarter 2005 hurricanes reduced Apache’s 2006 average annual daily crude oil production 13,100 barrels per day (b/d), compared to 10,813 b/d in 2005. Shut-in production reduced the Company’s 2006 and 2005 crude oil revenues by approximately $297 million and $186 million, respectively. Central region production rose 18 percent, reflecting drilling and recompletion activity in the Permian basin and Southeast New Mexico, and the Amerada Hess acquired properties. Gulf Coast production was 10 percent below 2005 levels with downtime, hurricane production shut-ins and natural decline outpacing growth attributed to drilling and recompletion activity and the BP acquired properties. The Gulf Coast region’s fourth-quarter 2006 production averaged 43,995 b/d compared to 23,487 b/d in the comparable 2005 quarter, a testament to the progress in returning hurricane damaged properties to production during 2006, as well as the benefit of the BP acquired properties.

Argentina’s 2006 oil revenues increased $91 million over 2005 with $89 million of the increase associated with production growth, driven primarily by acquired properties and subsequent exploitation activities. Higher oil price realizations generated the other $2 million.

The North Sea’s 2006 crude oil revenues were $80 million higher than 2005 with $240 million of additional revenues generated from a 19 percent increase in price realizations, partially offset by lower production, which was down 11 percent on a comparative basis. Production was lower in 2006 primarily because of production interruptions associated with commissioning of major infrastructure projects and temporary unplanned shutdown of the third-party Forties Pipeline System during the third quarter of 2006. The focus in 2006 on upgrades also displaced drilling operations necessary to mitigate natural decline.

Canada’s 2006 oil revenues increased $17 million over 2005, with $56 million of additional revenues associated with higher price realizations, partially offset by lower production, which was down eight percent. Canada production was down in most areas as natural decline exceeded drilling and production enhancement activities.

Australia’s 2006 crude oil revenues were $27 million less than 2005, reflecting a 23 percent decline in production and an 18 percent increase in realized price. The production decrease resulted from normal field decline which offset a full year of associated condensate production from the John Brookes field and other development activities, mainly in the Bambra, Zephyrus and Stag areas.

China’s 2006 oil revenues were $59 million less than 2005, a consequence of the August 2006 divestiture.

Apache manages a small portion of its exposure to fluctuations in crude oil prices using financial derivatives. Approximately nine percent of our worldwide crude oil production was subject to financial derivative hedges in 2006, compared to six percent in 2005. (See Note 3, Hedging and Derivative Instruments, of this Form 10-K for a summary of the current derivative positions and terms.) These financial derivative instruments reduced our 2006 and 2005 worldwide realized prices $1.37 and $.68 per barrel, respectively.

Natural Gas Contribution

Our North American operations contributed 83 percent of 2006 consolidated natural gas revenues, down five percent from 2005. All core gas producing regions generated additional revenues in 2006 on production growth. However, these incremental production revenues were all but eliminated by the effect of lower prices, especially in our North American regions, where prices are typically higher, but more volatile, than our other regions. Revenues in the U.S. and Canada dropped in 2006 on a comparative basis, while all other core gas producing regions experienced an increase in revenue. Egypt’s contribution to 2006 consolidated gas revenues rose three percent in 2006, compared to 2005, while Australia’s contribution increased one percent. Argentina contributed one percent of consolidated gas revenues.

In 2005, 88 percent of Apache’s natural gas revenues came from North America, 54 percent from the U.S. and 34 percent from Canada. The U.S. contribution decreased four percent from 2004, primarily because of production declines, the impact Hurricanes Katrina and Rita had on U.S. Gulf of Mexico revenues, and the additional revenues generated by Canada and Egypt. Our U.S. Gulf Coast region, which contributed 63 percent of Apache’s U.S. 2005 production, down six percent from 2004, is characterized by reservoirs which demonstrate high initial production rates followed by steep declines when compared to most other U.S. producing areas. Canada’s contribution was up five percent from 2004 resulting from 14 percent production growth and higher price gains, relative to other areas. Egypt’s contribution to total gas revenues decreased slightly to nine percent from 10 percent in 2004. Australia’s contribution to 2005 natural gas revenues remained the same as 2004 at three percent.

Natural Gas Revenues

Our 2006 consolidated natural gas revenues increased $73 million from the prior year with $614 million of additional revenues generated from production growth mostly offset by the effect of a 19 percent decline in realized prices. All core gas producing regions generated additional revenues in 2006 from production growth; however they were mostly offset by lower relative natural gas prices.

Egypt contributed $73 million more to 2006 consolidated natural gas revenues compared to 2005 on a 31 percent increase in production and a four percent decrease in realized gas prices. The year-over-year production growth came primarily from the Khalda concession, mostly attributable to a full year of production from the Qasr field.

Argentina’s 2006 natural gas revenues increased $38 million compared to 2005, with all of the additional revenues associated with production growth. As with oil, the production growth primarily came from acquired properties and subsequent exploitation activities.

Australia’s 2006 natural gas revenues were $35 million higher than 2005. Natural gas production increases added $38 million to revenues, while lower gas price realizations reduced revenues $3 million. The additional production was attributed to a full year of production from the John Brookes field.

U.S. natural gas revenues were $17 million higher in 2006 than 2005. U.S. natural gas production, up 12 percent, contributed $166 million of additional revenues, while a nine percent price decline lowered revenues $149 million, when compared to 2005. The 2005 hurricanes reduced Apache’s 2006 average annual daily natural gas production 37 MMcf/d compared to 59 MMcf/d in 2005. Shut-in production from the hurricanes reduced the Company’s 2006 and 2005 natural gas revenues by approximately $95 million and $211 million, respectively. Central region production rose 16 percent from 2005, benefiting from drilling and recompletion activity, primarily in Central and Western Oklahoma, in East Texas, and from acquired properties. Gulf Coast region production was nine percent above year-ago levels on the BP acquired properties, hurricane restoration, and drilling and recompletion activity, principally in the Chauvin, Ship Shoal and South Timbalier fields.

Canada’s 2006 natural gas revenues decreased $91 million from 2005. An additional $72 million of revenues generated from a nine percent increase in production were more than offset by the impact of a 16 percent decrease in realized natural gas prices. Canada’s production growth was concentrated in the North and South Grant Lands and Kabob areas, with activity in other areas more than offset by natural decline.

Our 2005 natural gas revenues increased $711 million with a $1.44 per Mcf increase in our average natural gas price realizations generating an additional $652 million of revenues. Higher production added the remaining $59 million. While all of our operating segments reported an increase in natural gas price realizations, most of the additional revenues attributable to price came from the U.S. and Canada as prices skyrocketed following the Gulf of Mexico hurricanes. The additional revenues attributable to production were primarily generated in Egypt, where natural gas production increased 20 percent, reflecting the success of our drilling program. Canada and Australia also contributed to increased production revenues with production growth of 14 percent and four percent, respectively. Canada’s increase was from new wells, while Australia’s increase was driven by higher customer demand and new contractual sales. Partially offsetting these additional production revenues was an eight percent decrease in U.S. production, primarily in the Gulf Coast region, related to the impact of the 2005 hurricanes and natural decline in mature fields.

The majority of our worldwide gas sales contracts are indexed to prevailing local market prices. As a result Apache uses a variety of strategies to manage its exposure to fluctuations in natural gas prices including fixed-price contracts and derivatives. In the U.S. and Canada most of our gas is sold on a monthly basis at either monthly or daily market prices; however, during 2006 and 2005, approximately eight percent and 10 percent of our U.S. natural gas production, respectively, was subject to long-term, fixed-price physical contracts. These contracts provide a measure of protection to the Company in the event of decreasing natural gas prices. These fixed-price contracts reduced our 2006 and 2005 worldwide realized natural gas prices by $.10 per Mcf and $.19 per Mcf, respectively. In Australia, nearly all of our natural gas production is subject to long-term fixed-price contracts that are periodically adjusted for changes in Australia’s consumer price index. The majority of Egypt’s gas is sold to Egyptian General Petroleum Corporation (EGPC) under an Industry Pricing Formula tied to Dated Brent crude oil with a maximum price of $2.65 per MMbtu. However, in certain concessions Apache has retained a higher gas price formula until 2013 for up to 100 MMcf/d produced.

Approximately eight percent of our worldwide natural gas production was subject to financial derivative hedges for 2006 compared to nine percent in 2005. These financial derivative instruments reduced our 2006 and 2005 consolidated realized prices $.05 per Mcf and $.15 per Mcf, respectively. (See Note 3, Hedging and Derivative Instruments of Item 15 in this Form 10-K for a summary of current derivative positions and terms.)

Costs

The tables below compare our costs on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference either expenses on a boe basis or expenses on an absolute dollar basis, or both, depending on their relevance.

	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
	(In millions)			(Per boe)

Depreciation, depletion and amortization:
Oil and gas property and equipment	$1,699	$1,325	$1,149	$9.29	$7.99	$7.01
Other assets	118	91	73	.64	.55	.44
Asset retirement obligation accretion	89	54	46	.48	.32	.28
Lease operating costs	1,362	1,041	864	7.45	6.27	5.27
Gathering and transportation costs	104	100	82	.57	.60	.50
Severance and other taxes	554	453	94	3.03	2.73	.57
General and administrative expenses	211	198	173	1.16	1.20	1.06
China litigation	—	—	71	—	—	.43
Financing costs, net	142	116	117	.78	.70	.71

Total	$4,279	$3,378	$2,669	$23.40	$20.36	$16.27

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

Our 2006 full-cost DD&A expense totaled $1.7 billion, $374 million more than 2005. Our 2006 full-cost DD&A rate of $9.29 per boe was $1.30 per boe more than 2005, reflecting rising acquisition costs, higher abandonment cost estimates, rising industry-wide drilling and finding costs, especially in the U.S. and Canada, and incremental future development costs associated with recent acquisitions and newly identified development projects. The increase in costs, including increased estimates of future development costs, is related to increased demand for drilling and associated services, a consequence of both higher oil and gas prices and additional demand resulting from the ongoing need to repair damage caused by hurricanes Katrina and Rita in 2005. The increase in 2006 DD&A, relative to 2005 was mitigated by a decline in Egypt resulting from the January 2006 sale of Egypt’s deepwater acreage. Our 2006 full-cost DD&A expense was $73 million lower because of the production shut-in for hurricane damage.

Our 2005 full-cost DD&A expense totaled $1.3 billion, $176 million more than 2004. Our 2005 full-cost DD&A rate of $7.99 per boe was $.98 per boe more than 2004, driven by rising industry-wide drilling costs, especially in the U.S., Canada, the North Sea and Egypt. Higher commodity prices experienced throughout 2005, as well as the affect of the 2005 U.S. hurricanes, led to increased demand for drilling services and thus higher current drilling costs and higher estimated future development costs. The North Sea’s impact on our consolidated rate reflects the continuation of facility upgrades undertaken during 2005 to improve the overall efficiency of platforms. Our 2005 full-cost DD&A expense was $57 million lower because of the production shut-in for hurricane damage.

Depreciation of other assets increased $27 million in 2006, reflecting ongoing development of infrastructure in Canada that began in 2005 to accommodate development on the acquired ExxonMobil acreage, and the Qasr field support facilities in Egypt, including completion of the Tarek gas plant inter-connect.

Depreciation of other assets increased $18 million in 2005, reflecting new infrastructure built in Canada to accommodate development on acreage acquired from ExxonMobil in 2004 and new Qasr natural gas facilities in Egypt.

Impairments

We assess all of our unproved properties for possible impairment on a quarterly basis based on geological trend analysis, dry holes or relinquishment of acreage. When impairment occurs, costs associated with these properties are generally transferred to our proved property base where they become subject to amortization. Impairments in international areas without proved reserves are charged to earnings upon determination that impairment has occurred.

Goodwill is subject to a periodic fair-value-based impairment assessment. Goodwill totaled $189 million on December 31, 2006, and no impairment was recorded in 2006, 2005 or 2004. For further discussion, see Note 1, Summary of Significant Accounting Policies of Item 15 in this Form 10-K.

Lease Operating Costs

Lease operating expenses (LOE) are comprised of several components: direct operating costs, repair and maintenance, workover costs and ad valorem taxes.

LOE rates are driven by the underlying commodity price levels, whether oil or gas is produced, level of workover activity and geographical location of the properties. Commodity prices have a significant impact on operating cost elements; both directly and indirectly. They directly impact costs such as power, fuel, chemicals and ad valorem taxes, which are commodity price based. The remaining elements, which include among other things, labor, services and equipment, are indirectly impacted by high price environments which drive up activity and demand and therefore, increase costs. All components of LOE have been rising throughout the industry for several years with historically strong oil and gas prices. Also, oil is inherently more expensive to produce than natural gas. Repair and maintenance costs are higher on offshore properties and in areas with remote plants and facilities. Workovers allow us to exploit our existing reserve base by accelerating production, taking advantage of high prices. Fluctuations in exchange rates impact the Company’s LOE, with a weakening U.S. dollar adding to per unit costs and a stronger U.S. dollar lowering per unit costs.

The Company reviews production costs in each of its core areas on a monthly basis and pursues alternatives to maintain efficient levels of costs. The following discussion will focus on per unit operating costs as management believes this is the most informative method of analyzing LOE trends.

Rising per unit cost remained a challenge in 2006 with LOE averaging $7.45 per boe, $1.18 per boe higher than 2005. The 2005 hurricanes increased our worldwide rate by $.44 and $.41 per boe in 2006 and 2005, respectively, a reflection of shut-in production and additional expenses in excess of our insurance coverage. The remainder of the increase was driven by industry-wide cost increases, as discussed above, workover activity, a weaker U.S. dollar relative to the Canadian dollar and British Pound and higher non-hurricane related repair costs in our U.S. Gulf Coast and Canadian regions.

Regionally, 2006 LOE was up from 2005 as follows:

U.S. — The U.S. added $.63 per boe to the 2006 worldwide rate. The Central region added $.04 per boe, with production growth nearly outpacing increases in costs, while the Gulf Coast region added $.59 per boe. In addition to the impact of industry-wide cost increases, activity levels soared in the Gulf of Mexico as producers continue to repair and restore production following the 2005 hurricanes. This increase in demand on top of an already tight-supply market for boats, helicopters, divers, labor, equipment and parts to complete repairs, pushed costs even higher in the region. The region’s fourth-quarter 2006 LOE included approximately $26 million for repairs in excess of insurance coverage. We will incur an estimated $60 million of additional LOE expenses to complete the repairs during the first half of 2007. The 2006 rate increase was also impacted by additional workover activity, higher insurance rates and more non-hurricane repair costs, relative to 2005.

Canada — Canada added $.40 per boe to the 2006 worldwide rate. Higher costs added $.46 per boe, however, higher production offset $.06 of that increase. Twenty-two percent of the increase in Canada’s rate was attributed to the strengthening Canadian dollar. The balance related to a higher level of workover activity, higher repair and maintenance costs, reclamation and restoration projects undertaken during 2006 and the general rise in costs, including increases in power rates, contract labor and fuel.

Egypt — Egypt added $.02 to the 2006 worldwide rate as a $32 million increase in costs, including increased workover activity, was mostly offset by associated production growth.

Australia — Australia reduced the 2006 worldwide rate $.11 per boe with production growth more than offsetting associated incremental operating costs.

North Sea — The North Sea added $.37 per boe to the 2006 consolidated rate, with approximately two-thirds of the increase in rate related to lower relative production, the strengthening British Pound and an increase in pension liabilities. The balance of the increase in costs related to major 2006 turnaround activity, higher fuel rates and usage as major projects were commissioned, and higher maintenance and repair activity, relative to 2005.

Argentina — Argentina reduced the 2006 consolidated rate $.19 per boe with production growth related to the 2006 acquisitions more than offsetting associated incremental operating costs.

On a per unit produced basis, 2005 LOE averaged $6.27 per boe, $1.00 per boe higher than 2004. Production shut-ins and additional insurance costs associated with the 2005 hurricanes added $.41 to the 2005 rate. The remaining increase reflects higher service costs associated with rising commodity prices and the associated increase in demand for services, an increase in workover activity, higher repair and maintenance costs and the impact a weaker U.S. dollar had on Canadian LOE. The slight strengthening against the Australian dollar and British pound had less impact on LOE.

Regionally, 2005 LOE was up as follows:

U.S. — The U.S. added $.77 per boe to the 2005 consolidated rate with nearly one-third of the impact attributed to the additional insurance costs and production shut-ins caused by the 2005 hurricanes. Higher contract labor costs, workover activity, repair and maintenance, and various other commodity-price driven service costs accounted for the remaining impact. Gulf Coast region LOE included approximately $30 million for insurance deductibles and additional premiums assessed by OIL.

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

In both the U.S. and Canada, Apache sells oil and natural gas under both types of arrangements. In the North Sea, Apache pays transportation to a third-party carrier and receives a purchase price with no transportation deduction. In Australia, oil and natural gas are sold under netback arrangements. In Egypt, our oil and natural gas production has historically been sold to EGPC under netback arrangements. During 2005 and 2006, Apache exported a portion of its Egyptian crude oil under both types of arrangements. Future export cargoes may be sold at the loading port or Apache may arrange shipping and receive prices which include transportation. The following table presents gathering and transportation costs paid directly by Apache to third-party carriers for each of the periods presented.

	For the Year Ended December 31,
	2006	2005	2004
	(In millions)

U.S.	$32	$30	$28
Canada	34	33	31
North Sea	26	28	22
Egypt	11	8	—
Argentina	1	—	—
Other International	—	1	1

Total Gathering and Transportation	$104	$100	$82

These costs are primarily related to the transportation of natural gas in our North American operations, North Sea crude oil sales and Egyptian crude oil exports. The four percent increase in costs for 2006 was driven primarily by U.S. production growth and Egyptian crude exports.

Transportation costs in 2005 increased 22 percent from 2004 driven primarily by the North Sea’s production growth and Egyptian crude exports. Apache began exporting Egyptian crude in the second half of 2004 and first incurred third-party transportation charges in early 2005.

Severance and Other Taxes

Severance and other taxes are primarily comprised of severance taxes on properties onshore and in state or provincial waters in the U.S. and Australia, and the United Kingdom (U.K.) Petroleum Revenue Tax (PRT). Severance taxes are generally based on a percentage of oil and gas production revenues, while the U.K. PRT is assessed on net receipts (revenues less qualifying operating costs and capital spending) from the Forties field in the U.K. North Sea. We are also subject to the Australian Petroleum Resources Rent Tax (PRRT), and various Canadian taxes including the Freehold Mineral Tax, Saskatchewan Capital Tax and Saskatchewan Resource Surtax. The Canadian Federal Large Corporation Tax was phased out in 2006. The table below presents a comparison of these expenses.

	For the Year Ended December 31,
	2006	2005	2004
	(In millions)

Severance taxes	$124	$139	$127
U.K. PRT	394	285	(61)
Canadian taxes	16	22	23
Other	20	7	5

Total Severance and Other Taxes	$554	$453	$94

Severance and other taxes totaled $554 million in 2006, $101 million greater than 2005. U.K. PRT increased $109 million in 2006 on a six percent increase in revenue and a 21 percent decrease in qualifying capital spending. Australia’s severance taxes declined on lower revenues associated with lower oil production. Canada’s severance taxes decreased $6 million with the phase out of the federal large corporation tax. Other taxes increased $13 million on additional U.S. franchise taxes, consistent with our growth and a $5 million special profits charge levied on petroleum revenues by the Chinese government.

In 2005, severance and other taxes increased $359 million. U.K. PRT increased $346 million in 2005 on significantly higher oil price realizations and higher production. U.S. severance taxes increased $36 million on higher oil and gas prices. Australia’s taxes decreased $24 million reflecting lower excise tax on declining production from the Legendre field.

General and Administrative Expenses

General and administrative expenses (G&A) averaged $1.16 per boe for 2006, $.04 per boe less than 2005. Absolute costs increased $13 million to $211 million. The additional cost in 2006 was primarily associated with expansion of international operations in conjunction with acquisitions and increasing insurance costs.

G&A of $1.20 per boe in 2005 increased $.14 per boe over 2004. Absolute costs increased $25 million, or 14 percent. Nearly three-fourths of the increase in year-over-year costs related to the impact of Apache’s stock-based compensation programs. Stock-based compensation costs increased relative to the prior year because of new stock option grants issued in 2005, a new targeted stock plan approved by stockholders in May 2005, and the impact Apache’s rising common stock price had on stock-based compensation expense. The balance of the G&A increase was primarily attributed to the increased cost of insurance, a consequence of the hurricanes, higher charitable contributions and higher Sarbanes-Oxley compliance audit fees.

Financing Costs, Net

The major components of financing costs, net, include interest expense and capitalized interest.

Net financing costs for 2006 were $26 million higher than in 2005. Gross interest expense increased $42 million in 2006 as a result of a higher average debt balance and higher short-term interest rates. Capitalized interest increased $4 million, a result of a higher average unproved property balance. Interest income rose $10 million compared to 2005 on higher cash balances. Our weighted-average cost of borrowing on December 31, 2006 was 6.3 percent compared to 6.7 percent on December 31, 2005.

Net financing costs in 2005 were slightly lower than 2004. Gross interest expense increased $7 million in 2005, on a higher average debt balance. This was mostly offset by a $6 million increase in the amount of interest capitalized as a result of a higher average unproved property balance. Our weighted-average cost of borrowing was 6.7 percent on December 31, 2005 and 6.1 percent on December 31, 2004.

Provision for Income Taxes

Income tax expense for 2006 totaled $1.5 billion, $125 million less than 2005. The effective tax rate for 2006 was 36.3 percent, down from 37.6 percent in 2005. The 2006 effective rate was impacted by a combination of federal and provincial tax rate reductions enacted by Canada during the second quarter of 2006, a 10 percent increase in the oil and gas company supplemental tax enacted by the U.K. during the third quarter of 2006 and the gain recognized on the sale of China, as discussed below. Currency fluctuations had a negligible impact on the 2006 effective tax rate.

The effective income tax rate for 2006 was impacted by the gain recognized in conjunction with divestment of operations in China. The Company intends to permanently reinvest earnings of its foreign subsidiaries and as such, has not recorded U.S. income tax expense on any undistributed foreign earnings, including the gain from the China sale.

Income tax expense in 2005 of $1.6 billion was $590 million or 20 percent higher than 2004. The higher taxes were driven by higher taxable income related to increased oil and gas revenues in 2005, compared to 2004. Our effective tax rate was 37.6 percent in 2005 compared to 37.3 percent in 2004. Currency fluctuations added $13 million of additional deferred tax expense to 2005 and $58 million to 2004. For a discussion of Apache’s sensitivity to foreign currency fluctuations, please refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, “Foreign Currency Risk” of this Form 10-K.

Capital Resources and Liquidity

Financial Indicators

	At December 31,
Millions of dollars except as indicated	2006	2005	2004

Current ratio	.65	.99	1.05
Net cash provided by operating activities	$4,313	$4,332	$3,232
Total debt	3,822	2,192	2,588
Shareholders’ equity	13,191	10,541	8,204
Percent of total debt to capitalization	22%	17%	24%
Floating-rate debt/total debt	43%	—	15%

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

Our 2006 yearend reserve life index indicates an average decline of 7.9 percent per year. This projection is based on prices at yearend 2006, except in those instances where future natural gas and oil sales are covered by physical contract terms providing for higher or lower prices, estimates of investments required to develop estimated proved undeveloped reserves, and costs and taxes reflected in our standardized measure in Note 13, Supplemental Oil and Gas Disclosures (Unaudited) of Item 15 in this Form 10-K.

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

The Company has historically utilized internally generated cash flow, committed and uncommitted credit facilities and access to both debt and equity capital markets for all other liquidity and capital resources needs. Because of the liquidity and capital resources alternatives available to Apache, including internally generated cash flows, Apache’s management believes that its short-term and long-term liquidity will be adequate to fund operations, including its capital spending program, repayment of debt maturities and any amounts that may ultimately be paid in connection with contingencies.

The Company’s ratio of current assets to current liabilities was .65 on December 31, 2006 compared to .99 at the end of 2005. Current liabilities increased 74 percent ($1.6 billion) in 2006 versus a 15 percent ($328 million) increase in current assets. Changes in our current debt particularly impacted the ratio. The Company had $1.6 billion of commercial paper outstanding at the end of 2006 that was subsequently reduced with proceeds from $1.5 billion of long-term debt issued in January 2007. Also, another $173 million of debt is payable in 2007. The current ARO liability of $377 million, an increase of $283 million over 2005, reflects the cost expected to be incurred over the next 12 months to abandon the platforms damaged by Hurricanes Katrina and Rita. The increase in current liabilities was partially offset by overall decreases in our current derivative payable, the U.K. PRT liability, accrued income taxes, and accounts payable of $186 million, $175 million, $118 million and $70 million, respectively. Collectively, the increase in liabilities more than offset the higher current asset balances. The current derivative receivable increased $123 million, reflecting changes in oil and gas strip pricing. Current accounts receivables increased $207 million, or 14 percent, most of which was related to oil receivables impacted by higher oil prices. The remaining current asset categories, inventories, cash and drilling advances, decreased $45 million from 2005.

Net Cash Provided by Operating Activities

Apache’s net cash provided by operating activities totaled $4.3 billion in both 2006 and 2005. For a detailed discussion of commodity prices, production, costs and expenses, please refer to the Results of Operations section of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion of changes in current assets and current liabilities please refer to the discussion under the Overview of this Capital and Liquidity section.

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

Debt

We exited 2006 with a debt-to-capitalization ratio of approximately 22 percent, compared to 17 percent at the end of 2005. Yearend 2006 outstanding current and long-term debt totaled $3.8 billion, $1.6 billion higher than yearend 2005. The increase was associated with the issuance of commercial paper in conjunction with $2.4 billion of acquisitions. The Company’s outstanding debt consisted of notes and debentures maturing in the years 2007 through 2096. Approximately $1.8 billion of our total debt is due in 2007. This debt consists of $1.6 billion of commercial paper, that was subsequently reduced with $1.5 billion of long-term debt issued in January 2007, and $170 million of Apache Finance Australia 6.5-percent notes and various money market lines of credit in Argentina and the U.S. The $1.6 billion of commercial paper is fully supported by available borrowing capacity under committed credit facilities which expire in 2011. An additional $100 million in debt matures in 2009 with the remaining $1.9 billion maturing thereafter.

On January 26, 2007, the Company issued $500 million principal amount, $499.5 million net of discount, of senior unsecured 5.625-percent notes maturing January 15, 2017. The Company also issued $1.0 billion principal amount, $993 million net of discount, of senior unsecured 6.0-percent notes maturing January 15, 2037. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The proceeds were used to repay a portion of the Company’s outstanding commercial paper and for general corporate purposes. Please refer to Note 5 Debt, Subsequent Debt of Item 15 in this Form 10-K.

In May 2006, the Company amended its existing five-year revolving U.S. credit facility which was scheduled to mature on May 28, 2009. The amendment: (a) extended the maturity to May 28, 2011, (b) increased the size of the facility from $750 million to $1.5 billion, and (c) reduced the facility fees from .08 percent to .06 percent and reduced the margin over LIBOR on loans from .27 percent to .19 percent. The lenders also extended the maturity dates of the $150 million Canadian facility, the $150 million Australian facility and $385 million of the $450 million U.S. credit facility, for an additional year to May 12, 2011 from May 12, 2010. The Company also increased commercial paper availability to $1.95 billion from $1.20 billion.

By yearend 2006, the Company extended the maturity of another $50 million of commitments under the $450 million U.S. credit facility for an additional year. As a result, $435 million will mature on May 12, 2011, and $15 million will mature on May 12, 2010.

The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. The negative covenants include restrictions on the Company’s ability to create liens and security interests on our assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics liens. The Company may incur liens on assets located in the U.S., Canada and Australia of up to five percent of the Company’s consolidated assets. There are no restrictions on incurring liens in countries other than the U.S., Canada and Australia. There are also restrictions on Apache’s ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee debt of entities not within our consolidated group.

There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes (MAC clauses). The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S., Canadian and Australian subsidiaries, defaults on any direct payment obligation in excess of $100 million or has any unpaid, non-appealable judgment against it in excess of $100 million. The Company was in compliance with the terms of the credit facilities as of December 31, 2006.

Stock Transactions

On April 19, 2006, the Company announced that its Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock representing a market value of approximately $1 billion on the date of announcement. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any purchases will be at the discretion of Apache’s management. The Company initiated the purchase program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through December 31, 2006, the Company purchased 2,500,000 shares at an average price of $69.74 per share.

Oil and Gas Capital Expenditures

The Company funded its exploration and development (E&D) capital expenditures, gathering, transportation and marketing (GTM) investments, capitalized interest and asset retirement costs of $4.4 billion, $4.4 billion and $2.7 billion in 2006, 2005 and 2004, respectively, primarily with internally generated cash flow of $4.3 billion, $4.3 billion and $3.2 billion.

The Company uses a combination of internally generated cash flow, borrowings under the Company’s lines of credit and commercial paper program and, from time to time, issues of public debt or common stock to fund its significant acquisitions. During 2005 and 2004, the Company primarily used internally generated cash flow or its lines of credit and commercial paper program, which were subsequently paid down with internally generated cash flow. In 2006, the Company primarily used its commercial paper program to fund its’ significant acquisitions. The commercial paper was subsequently repaid with the proceeds from the issuance of $1.5 billion of senior unsecured notes in January 2007.

The following table presents a summary of the Company’s Capital Expenditures for each of our reportable segments for the past three years.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Exploration and Development:
United States	$1,532,959	$1,072,040	$755,056
Canada	1,056,614	1,188,096	756,912
Egypt	454,892	352,324	301,912
Australia	179,892	217,816	138,694
North Sea	329,498	489,072	362,054
Argentina	115,570	25,963	4,674
Other International	12,288	22,521	21,819

	$3,681,713	$3,367,832	$2,341,121

Capitalized Interest	$61,301	$56,988	$50,748

Gathering Transmission and Processing Facilities	$248,589	$392,872	$138,738

Asset Retirement Costs (ARC)	$228,384	$532,505	$37,758

ARC — Acquired	$162,228	$14,164	$156,195

Acquisitions:
Oil and gas properties	$2,310,853	$39,228	$1,063,851
Gas gathering, transmission and processing facilities	117,579	—	—

	$2,428,432	$39,228	$1,063,851

Capital expenditures, excluding ARC, totaled $6.4 billion in 2006, up 66 percent or $2.6 billion from 2005 driven by an increase in acquisition activity. The Company invested $3.7 billion on exploration and development activities in 2006 up nine percent from 2005 including drilling 1,611 wells.

In the U.S., we invested $1.5 billion on exploration and development activities. Our Gulf Coast region invested approximately $1 billion on drilling, recompletions, and platform and production support facilities, including $50 million of associated hurricane redevelopment capital in excess of insurance coverage. The region drilled 60 wells in the Gulf of Mexico and 23 wells onshore, with a 78 percent success rate, despite ongoing hurricane repair activity. The Central region had its most active year ever investing $540 million including the drilling of 374 wells with a 97 percent success rate. The region added to its inventory of opportunities to grow production with the addition of Amerada Hess’s Permian basin properties in Texas and New Mexico at the beginning of 2006 and will do so again with the close of the acquisition of additional Permian basin properties from Anadarko in the first quarter of 2007.

Canada’s drilling program accounted for more than half of the Company’s wells drilled. The region invested $1.1 billion in 2006 on exploration and development activities and drilled 874 wells with an 85 percent success rate. Twenty-five percent of those wells were on the undeveloped acreage Apache obtained through farm-in agreements with ExxonMobil.

We invested $329 million in the North Sea; $112 million of which was on facility upgrades intended to improve the operating efficiency and drilling capability in the Forties field. Four of the five exploration and development wells drilled during 2006 were productive. We completed the Forties power generation and gas ring in 2006, which reduced fuel oil generating costs and improved production reliability. We also started the upgrade of our produced water re-injection system, upgraded the primary gas-lift compression system and replaced instrumentation and control systems on several platforms. At the end of 2006, we were in the process of upgrading drilling equipment on all existing Forties’ platforms that will extend the reach of our drilling equipment, allowing us to determine if the bounds of the Forties field can be extended to the west. The latter project should be completed by the end of the first quarter of 2007.

Egypt had another active and successful exploration and development program investing $455 million and drilling 163 wells of which 86 percent were productive as we continued development of the Qasr field.

In Australia, we invested $180 million in exploration and development activities as we participated in drilling 23 wells; 18 exploration wells and five development wells. Four of the exploration wells and three of the development wells were productive for a success rate of 30 percent.

Our 2006 exploration and development activities in Argentina increased by $90 million over 2005 as we invested $116 million drilling 83 wells, 16 exploratory and 67 development, with a 89% success rate.

The Company invested $249 million in gathering, transmission and processing facilities in 2006 compared to $393 million in 2005. In Canada we invested $130 million in processing plants, $106 million of which was to construct five additional gas processing plants to support production from wells drilled on the acreage we earned from ExxonMobil. Egypt invested $108 million to complete the Tarek gas plant pipeline inter-connect and on expansion of gas processing facilities to alleviate the processing capacity bottleneck throttling deliverability.

In 2006 we also recorded $391 million in asset retirement costs. The Gulf Coast region recorded an additional $232 million to reflect the estimated abandonment costs to be incurred resulting from the hurricane activity, in addition to the approximately $492 million recorded in 2005. This cost to abandon the 11 operated and 12 non-operated platforms lost or severely damaged during the 2005 storms is expected to be incurred by the end of 2009 (See Note 4, Asset Retirement Obligations of Item 15 in this Form 10-K). We also recorded $162 million in asset retirement costs associated with our 2006 acquisition activity.

On the acquisition front we invested a record $2.4 billion in 2006, closing four significant transactions; one in the Gulf of Mexico, one in West Texas and two in Argentina. Acquisition activity fluctuates from year-to-year based on the availability of acquisition opportunities that fit the Company’s strategy.

In 2005, the Company had its most active drilling year ever, drilling 2,383 wells investing $3.4 billion on exploration and development activities, a 44 percent increase from 2004. Approximately two-thirds of our 2005 exploration and development expenditures were invested in Canada and the U.S., where nearly 69 percent of Apache’s 2005 year-end estimated proved reserves were located. Exploration and development expenditures in 2005 for Canada and the U.S. increased 57 percent and 42 percent, respectively, over 2004. Canada was our most active region, drilling 1,674 wells, 82 percent of which were shallow development wells. Canada was also very active in the undeveloped acreage Apache obtained through two farm-in agreements with ExxonMobil. The Central region was the second most active region, drilling 364 wells, with a 97 percent success rate. In the Gulf Coast region, despite the disruptions caused by the Gulf of Mexico hurricanes, we drilled 114 wells, including 66 offshore. Seventy-seven percent of our Gulf Coast wells were productive. In the North Sea, we drilled a total of 23 wells, including 18 Forties field wells, and invested approximately $198 million of maintenance capital to continue to improve the operating efficiency of the Forties field. In Egypt, we drilled 121 wells of which 86 percent were productive. We continued development of the Qasr field, where gross production averaged 128 MMcf/d in December 2005. In Australia, we participated in drilling 36 wells; 26 exploration wells and 10 development wells. China’s capital expenditures were flat compared to 2004 as they continued their development drilling program.

In 2005 Apache also invested $393 million in gathering, transmission and processing facilities investing $180 million constructing 11 gas processing plants in Canada, six of which were completed by yearend, $182 million in Egypt developing Qasr field facilities and $31 million on facility upgrades in Australia.

We incurred $547 million in asset retirement costs in 2005, most of which was attributed to the hurricane activity in the Gulf of Mexico escalating our abandonment obligations.

The Company spent $39 million on acquisitions in 2005 compared to $1.1 billion in 2004, as the high-price commodity market in 2005 limited the number of attractive acquisition opportunities. Those that were pursued closed in the first quarter of 2006. Acquisition expenditures typically vary year-to-year based on the availability of opportunities that fit Apache’s overall strategy.

For 2007, we plan another active year of drilling. Because we revise our estimates of exploration and development capital expenditures frequently throughout the year based on industry conditions, year-to-year results and the relative levels of commodity prices and service costs, accurately projecting future expenditures is difficult at best. At the end of 2006 we had a fairly active drilling program underway; however, if commodity prices soften and service costs do not decline accordingly, Apache will not hesitate to reduce activity until margins are back in line. Our 2007 preliminary estimate of exploration and development capital and oil and gas processing facilities and pipelines is approximately $4.5 billion. We generally do not project estimates for acquisitions because their timing is unpredictable. We continually look for properties in which we believe we can add value and earn adequate rates of return and will take advantage of those opportunities as they arise.

Cash Dividend Payments

The Company has paid cash dividends on its common stock for 42 consecutive years through 2006. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other relevant factors. Common dividends paid during 2006 rose 33 percent to $148 million, reflecting the increase in common shares outstanding and the higher common stock dividend rate. The Company increased its quarterly cash dividend 50 percent, to 15 cents per share from 10 cents per share, effective with the November 2006 dividend payment.

During 2006 and 2005, Apache paid a total of $6 million in dividends each year on its Series B Preferred Stock issued in August 1998. See Note 8, Capital Stock of Item 15 in this Form 10-K. Common dividends paid during 2005 rose 32 percent to $112 million, reflecting the increase in common shares outstanding and the higher common stock dividend rate.

Contractual Obligations

We are subject to various financial obligations and commitments in the normal course of operations. These contractual obligations represent known future cash payments that we are required to make and relate primarily to long-term debt, operating leases, pipeline transportation commitments and international commitments. The Company expects to fund these contractual obligations with cash generated from operating activities. The following table summarizes the Company’s contractual obligations as of December 31, 2006. See Note 10, Commitments and Contingencies of Item 15 in this Form 10-K for further information regarding these obligations.

	Note
Contractual Obligations	Reference	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Debt	Note 5	$3,821,925	$1,802,094	$353	$99,809	$—	$—	$1,919,669
Operating leases and other commitments	Note 10	815,685	384,651	127,037	46,536	36,787	32,844	187,830
International lease commitments	Note 10	239,556	104,987	59,884	48,328	26,357	—	—
Other International purchase commitments	Note 10	389,744	310,944	78,800	—	—	—	—
Operating costs associated with pre-existing volumetric production payments on acquired properties	Note 2	32,330	24,088	8,242	—	—	—	—

Total Contractual Obligations(a)(b)		$5,299,240	$2,626,764	$274,316	$194,673	$63,144	$32,844	$2,107,499

(a)	This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and gas properties of $1.7 billion. The Company records a separate liability for the fair value of this asset retirement obligation. See Note 4, Asset Retirement Obligation of Item 15 in this Form 10-K for further discussion.

(b)	This table does not include the Company’s pension or postretirement benefit obligations. See Note 10, Commitments and Contingencies of Item 15 in this Form 10-K for further discussion.

Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess any impact on future liquidity. Such obligations include environmental contingencies and potential settlements resulting from litigation. Apache’s management feels that it has adequately reserved for its contingent obligations including approximately $17 million for environmental remediation and approximately $7 million for various legal liabilities, in addition to the $71 million, plus interest, we accrued for the Texaco China B.V. litigation. See Note 10, Commitments and Contingencies of Item 15 in this Form 10-K for a detailed discussion of the Company’s environmental and legal contingencies.

The Company accrued approximately $34 million as of December 31, 2006, for an insurance contingency because of our involvement with Oil Insurance Limited (OIL). Apache is a member of this insurance pool which insures specific property, pollution liability and other catastrophic risks of the Company. As part of its membership, the Company is contractually committed to pay termination fees were we to elect to withdraw from OIL. Apache does not anticipate withdrawal from the insurance pool; however, the potential termination fee is calculated annually based on past losses and the liability reflecting this potential charge has been accrued as required.

As discussed under Note 2, Acquisitions and Divestitures of Item 15 in this Form 10-K, Apache assumed obligations for pre-existing volumetric production payments (VPPs) in the 2004 acquisition of properties from Anadarko and the 2003 acquisition of properties from Shell. Under the terms of the VPP agreements, Apache is scheduled to deliver a total of 4.7 MMboe in 2007 and 1.6 MMboe in 2008 to Morgan Stanley as owner of the VPP interests. Morgan Stanley is entitled to the first production and may demand up to 90 percent of the production from the assets encumbered by each VPP in any given month to satisfy the VPP interests. However, they have no right to look to other assets or production of Apache beyond that encumbered in the acquisition. Apache does not record the reserves and production volumes attributable to the VPPs. As of December 31, 2006, Apache has booked a total of 87.4 MMboe of reserves attributable to the Anadarko and Shell transactions. The VPPs are non-operating interests, free of costs incurred for operations and production. Apache provided a liability for these costs as reflected in the preceding table.

Upon closing of our 2003 acquisition of the North Sea properties, Apache assumed BP’s abandonment obligation for those properties and such costs were considered in determining the purchase price. The purchase of the properties, however, did not relieve BP of its liabilities if Apache fails to satisfy the abandonment obligation. Although not currently required, to ensure Apache’s payment of these costs, Apache agreed to deliver a letter of credit to BP if the rating of our senior unsecured debt is lowered by both Moody’s and Standard and Poor’s from the Company’s current ratings of A3 and A-, respectively. Any such letter of credit would be in an amount equal to the net present value of future abandonment costs of the North Sea properties as of the date of any such ratings change. If Apache is required to provide a letter of credit, it will expire if either rating agency restores its rating to the present level. The letter of credit amount would be 134 million British pounds, an amount that represents the letter of credit requirement through March 2008, and will be negotiated annually based on Apache’s future abandonment obligation estimates.

The Company’s future liquidity could be impacted by a significant downgrade of its credit ratings by Standard and Poor’s and Moody’s. The Company’s credit facilities do not require the Company to maintain a minimum credit rating. The negative covenants associated with our debt are outlined in greater detail under “Capital Resources and Liquidity, Debt” in this section of this Form 10-K. In addition, generally under our commodity hedge agreements, Apache may be required to post margin or terminate outstanding positions if the Company’s credit ratings decline significantly.

Off-Balance Sheet Arrangements

Apache does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions. Apache entered into a partnership with ExxonMobil to obtain additional interests in specific West Texas and New Mexico oil and gas properties acquired from ExxonMobil in September 2004. Apache concluded that they were not the primary beneficiary of the partnership and, therefore, proportionately consolidated only the Company’s portion of the oil and gas properties.

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

Reserve Estimates

Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The Company reports all estimated proved reserves held under production sharing arrangements utilizing the “economic interest” method, which excludes the host country’s share of reserves. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. As such, our reserve engineers review and revise the Company’s reserve estimates at least annually.

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

We engage an independent petroleum engineering firm to review our estimates of proved hydrocarbon liquid and gas reserves. During 2006, 2005 and 2004, their review covered 75, 74 and 79 percent of the reserve value, respectively.

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

Beginning in 2001, we experienced a gradual decline in the timeliness of receipts from EGPC for our Egyptian oil and gas sales. Deteriorating economic conditions in Egypt lessened the availability of U.S. dollars, resulting in a one to two month delay in receipts from EGPC. During 2006, we experienced wide variability in the timing of cash receipts. We have not established a reserve for these Egyptian receivables because we continue to get paid, albeit late, and have no indication that we will not be able to collect our receivable.

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

Income Taxes

Our oil and gas exploration and production operations are currently located in six countries. As a result, we are subject to taxation on our income in numerous jurisdictions. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

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

Derivatives

Apache uses derivative contracts on a limited basis to manage its exposure to oil and gas price volatility and foreign currency volatility. The Company accounts for the contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The estimated fair values of Apache’s derivative contracts within the scope of this statement are carried on the Company’s consolidated balance sheet. For oil and gas derivative contracts designated and qualifying as cash flow hedges, realized gains and losses are recognized in oil and gas production revenues when the forecasted transaction occurs. For foreign currency forward contracts designated and qualifying as cash flow hedges, realized gains and losses are generally recognized in lease operating expense when the forecasted transaction occurs. SFAS No. 133 requires that gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting be “marked-to-market” and reported in current period income, rather than in the period in which the hedged transaction is settled. Realized gains and losses on derivative contracts not qualifying as cash flow hedges are reported in “Other” under “Revenues and Other” of the Statement of Consolidated Operations.

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

Stock-Based Compensation

Consistent with the Company’s desire to reflect the ultimate cost of stock-based compensation on the income statement, Apache early adopted the provisions of SFAS No. 123-R “Share-Based Payment” upon the FASB’s issuance of the revised statement in the fourth quarter 2004. Stock-based compensation awards that vest during the year are reflected in the Company’s net income. Awards granted in future periods will be valued on the date of grant and expensed using a straight-line basis over the required service period.

The Company chose to adopt the statement under the “Modified Retrospective” approach as prescribed under SFAS No. 123-R. Under this approach, the Company is required to expense all options and stock-based compensation that vested during the year of adoption based on the fair value of the stock compensation determined on the date of grant. Had the Company not early adopted SFAS No. 123-R under this transition approach, 2004 net income would have been lower by $89 million ($56 million after tax) or $.17 per diluted share. Normally, net income would be negatively impacted by adopting SFAS No. 123-R under this transition method. However, the Company’s 2000 Share Appreciation Plan, which triggered in 2004, has a fair market value-based expense recorded under the provisions of SFAS No. 123-R that is substantially less than the intrinsic value cost that would have been recorded under the provisions of APB Opinion No. 25. Please refer to Note 8, Capital Stock of Item 15 of this Form 10-K for a detailed description of the 2000 Share Appreciation Plan and costs associated with our stock compensation plans.

Also, inherent in expensing stock options and other stock-based compensation under SFAS No. 123-R are several judgments and estimates that must be made. These include determining the underlying valuation methodology for stock compensation awards and the related inputs utilized in each valuation, such as the Company’s expected stock price volatility, expected term of the employee option, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards and will be carefully scrutinized for each material grant. For option valuations, Apache utilizes the Black-Scholes option pricing model. For valuing the Share Appreciation Plan awards, the Company utilizes a Monte Carlo simulation model developed by a third party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to our United States and Canadian natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. Monthly average oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $52.64 per barrel to a high of $68.59 per barrel during 2006. Average gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $3.85 per Mcf to a monthly high of $8.05 per Mcf during the same period. Based on the Company’s 2006 worldwide oil and gas production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease revenues by $82 million and a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease revenues by $55 million.

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

Apache has historically only hedged long-term oil and gas prices related to a portion of its expected production associated with acquisitions; however, in 2006, the Company’s Board of Directors authorized management to hedge a portion of production generated from the Company’s drilling program. In 2006, financial derivative hedges represented approximately eight percent of the total worldwide natural gas and nine percent of the total worldwide crude oil production. At year end, hedges in place were primarily related to North America production and represent approximately 12 percent of worldwide production for natural gas and crude oil.

On December 31, 2006, the Company had open natural gas derivative positions with a fair value of $87 million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $58 million, while a 10 percent decrease in prices would increase the fair value by approximately $60 million. The Company also had open crude oil derivative positions with a fair value of $40 million. A 10 percent increase in oil prices would reduce the fair value by approximately $104 million, while a 10 percent decrease in prices would increase the fair value by approximately $107 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2006. See Note 3, Hedging and Derivative Instruments of Item 15 in this Form 10-K for notional volumes and terms associated with the Company’s derivative contracts.

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

Foreign Currency Risk

The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and gas production is sold under fixed-price Australian dollar contracts. Over half the costs incurred for Australian operations are paid in Australian dollars. In Canada, the majority of oil and gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea production is sold under U.S. dollar contracts and the majority of costs incurred are paid in British pounds. In contrast, all oil and gas production in Egypt is sold for U.S. dollars and the majority of the costs incurred are denominated in U.S. dollars. Argentina revenues and expenditures are largely denominated in U.S. dollars but translated into pesos at the then current exchange rate. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds, Egyptian pounds or Argentine pesos are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date.

Foreign currency gains and losses also come about when monetary assets and liabilities denominated in foreign currencies are translated at the end of each month. A 10 percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, Egyptian pound, or Argentine peso as of December 31, 2006, would result in a foreign currency net loss or gain of approximately $112 million.

Interest Rate Risk

On December 31, 2006, the Company’s debt with fixed interest rates represented approximately 57 percent of total debt. As a result, the interest expense on approximately 43 percent of Apache’s debt will fluctuate based on short-term interest rates. A 10 percent change in floating interest rates on year-end floating debt balances would change annual interest expense by approximately $9.2 million.

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

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-57 of this Form 10-K, and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, included in this report, have been audited by Ernst & Young LLP, independent public auditors, as stated in their audit report appearing herein.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls were effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported in a timely manner. We also made no changes in internal controls over financial reporting during the quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers of the Company,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the Company’s 2007 annual meeting of stockholders (the Proxy Statement) is incorporated herein by reference.

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

The information set forth under the captions “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

3. Exhibits

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger among Registrant, YPY Acquisitions, Inc. and The Phoenix Resource Companies, Inc., dated March 27, 1996 (incorporated by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-02305, filed April 5, 1996).
2.2		—	Purchase and Sale Agreement by and between BP Exploration & Production Inc., as seller, and Registrant, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed January 13, 2003, SEC File No. 001-4300).
2.3		—	Sale and Purchase Agreement by and between BP Exploration Operating Company Limited, as seller, and Apache North Sea Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K, dated and filed January 13, 2003, SEC File No. 001-4300).
3.1		—	Restated Certificate of Incorporation of Registrant, dated February 11, 2004, as filed with the Secretary of State of Delaware on February 12, 2004 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300).
*3	.2	—	Bylaws of Registrant, as amended December 14, 2006.
4.1		—	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 001-4300).
4.2		—	Form of Certificate for Registrant’s 5.68% Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant’s Current Report on Form 8-K, dated and filed April 18, 1998, SEC File No. 001-4300).
4.3		—	Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit(a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).
4.4		—	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of December 31, 1996, between Apache Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (successor to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).
4.5		—	Senior Indenture, dated February 15, 1996, between Registrant and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.6		—	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.7		—	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Chase Manhattan Bank, as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).
4.8		—	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Chase Manhattan Bank, as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).

Exhibit
No.			Description

*10	.1	—	Form of Amended and Restated Credit Agreement, dated as of May 9, 2006, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents.
10.2		—	Form of Credit Agreement, dated as of May 12, 2005, among Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A. and Citibank, N.A., as U.S. Co-Syndication Agents, and Calyon New York Branch and Société Générale, as U.S. Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.3		—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, RBC Capital Markets and BMO Nesbitt Burns, as Co-Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Canadian Administrative Agent, Bank of Montreal and Union Bank of California, N.A., Canada Branch, as Canadian Co-Syndication Agents, and The Toronto-Dominion Bank and BNP Paribas (Canada), as Canadian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.02 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.4		—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Energy Limited, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, Citisecurities Limited, as Australian Administrative Agent, Deutsche Bank AG, Sydney Branch, and JPMorgan Chase Bank, as Australian Co-Syndication Agents, and Bank of America, N.A., Sydney Branch, and UBS AG, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.03 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.5		—	Form of Five-Year Credit Agreement, dated May 28, 2004, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank N.A. and Bank of America, N.A., as Co-Syndication Agents, and Barclays Bank PLC and UBS Loan Finance LLC. as Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 001-4300).
10.6		—	Form of First Amendment to Combined Credit Agreements, dated May 28, 2004, among Registrant, Apache Energy Limited, Apache Canada Ltd., the Lenders named therein, JP Morgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, and Citibank, N.A., as Global Documentation Agent (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 001-4300).
10.7		—	Concession Agreement for Petroleum Exploration and Exploitation in the Khalda Area in Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix Resources Company of Egypt, dated April 6, 1981 (incorporated by reference to Exhibit 19(g) to Phoenix’s Annual Report on Form 10-K for year ended December 31, 1984, SEC File No. 1-547).
10.8		—	Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda Area in Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix Resources Company of Egypt incorporated by reference to Exhibit 10(d)(4) to Phoenix’s Quarterly Report on Form 10-Q for quarter ended June 30, 1989, SEC File No. 1-547).

Exhibit
No.			Description

10.9		—	Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc. (incorporated by reference to Exhibit 10.1 to Phoenix’s Registration Statement on Form S-1, Registration No. 33-1069, filed October 23, 1985).
10.10		—	Amendment, dated March 30, 1989, to Farmout Agreement relating to the Khalda Area Concession, by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc. (incorporated by reference to Exhibit 10(d)(5) to Phoenix’s Quarterly Report on Form 10-Q for quarter ended June 30, 1989, SEC File No. 1-547).
10.11		—	Amendment, dated May 21, 1995, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda Area in Western Desert of Egypt between Arab Republic of Egypt, the Egyptian General Petroleum Corporation, Repsol Exploration Egypt S.A., Phoenix Resources Company of Egypt and Samsung Corporation (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997, SEC File No. 001-4300).
10.12		—	Concession Agreement for Petroleum Exploration and Exploitation in the Qarun Area in Western Desert of Egypt, between Arab Republic of Egypt, the Egyptian General Petroleum Corporation, Phoenix Resources Company of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix’s Annual Report on Form 10-K for year ended December 31, 1993, SEC File No. 1-547).
10.13		—	Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and Exploitation in the Qarun Area, effective June 16, 1994 (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1996, SEC File No. 001-4300).
†10	.14	—	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
†10	.15	—	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
*†10	.16	—	Apache Corporation 401(k) Savings Plan, dated January 1, 2007.
*†10	.17	—	Apache Corporation Money Purchase Retirement Plan, dated January 1, 2007.
*†10	.18	—	Non-Qualified Retirement/Savings Plan of Apache Corporation, amended and restated as of January 1, 2005.
†10	.19	—	Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended September 30, 2001, SEC File No. 001-4300).
†10	.20	—	Apache Corporation 1995 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.21	—	Apache Corporation 2000 Share Appreciation Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.22	—	Apache Corporation 1996 Performance Stock Option Plan, as amended and restated September 13, 2001 (incorporated by reference to Exhibit 10.03 to Registrant’s Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended September 30, 2001, SEC File No. 001-4300).
†10	.23	—	Apache Corporation 1998 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.24	—	Apache Corporation 2000 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.25	—	Apache Corporation 2003 Stock Appreciation Rights Plan, dated and effective May 1, 2003 (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300).
†10	.26	—	Apache Corporation 2005 Stock Option Plan, dated February 3, 2005 (incorporated by reference to Appendix B to the Proxy Statement relating to Apache’s 2005 annual meeting of stockholders, as filed with the Commission on March 28, 2005, Commission File No. 001-4300).
†10	.27	—	Apache Corporation 2005 Share Appreciation Plan, dated February 3, 2005 (incorporated by reference to Appendix C to the Proxy Statement relating to Apache’s 2005 annual meeting of stockholders, as filed with the Commission on March 28, 2005, Commission File No. 001-4300).
†10	.28	—	1990 Employee Stock Option Plan of The Phoenix Resource Companies, Inc., as amended through September 29, 1995, effective April 9, 1990 (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1996, SEC File No. 001-4300).
†10	.29	—	Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 001-4300).
†10	.30	—	Apache Corporation Deferred Delivery Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.31	—	Apache Corporation Executive Restricted Stock Plan, as amended and restated December 14, 2005, effective January 1, 2005 (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2005, SEC File No. 001-4300).
†10	.32	—	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.33	—	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated May 4, 2006, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, SEC File No. 001-4300).
†10	.34	—	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 5, 2004 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300).
†10	.35	—	Amended and Restated Employment Agreement, dated December 5, 1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1996, SEC File No. 001-4300).
†10	.36	—	First Amendment, dated April 4, 1996, to Restated Employment Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1996, SEC File No. 001-4300).
†10	.37	—	Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).
†10	.38	—	Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1989, SEC File No. 001-4300).
†10	.39	—	Amended and Restated Conditional Stock Grant Agreement, dated September 15, 2005, effective January 1, 2005, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.06 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
10.40		—	Amended and Restated Gas Purchase Agreement, effective July 1, 1998, by and among Registrant and MW Petroleum Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 18, 1998, filed June 23, 1998, SEC File No. 001-4300).

Exhibit
No.			Description

10.41		—	Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company Limited (incorporated by reference to Registrant’s Current Report on Form 8-K, dated and filed January 13, 2003, SEC File No. 001-4300).
*12	.1	—	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.
14.1		—	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300).
*21	.1	—	Subsidiaries of Registrant
*23	.1	—	Consent of Ernst & Young LLP
*23	.2	—	Consent of Ryder Scott Company L.P., Petroleum Consultants
*24	.1	—	Power of Attorney (included as a part of the signature pages to this report)
*31	.1	—	Certification of Chief Executive Officer
*31	.2	—	Certification of Chief Financial Officer
*32	.1	—	Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.

†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

NOTE: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant’s consolidated assets have been omitted and will be provided to the Commission upon request.

(b) See (a) 3. above.

(c) See (a) 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APACHE CORPORATION

/s/ G. STEVEN FARRIS
G. Steven Farris
President, Chief Executive Officer and
Chief Operating Officer

Dated: February 28, 2007

POWER OF ATTORNEY

The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint G. Steven Farris, Roger B. Plank, P. Anthony Lannie, Rebecca A. Hoyt, and Jeffrey B. King, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. STEVEN FARRIS G. Steven Farris	Director, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	February 28, 2007

/s/ ROGER B. PLANK Roger B. Plank	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ REBECCA A. HOYT Rebecca A. Hoyt	Vice President and Controller (Principal Accounting Officer)	February 28, 2007

/s/ RAYMOND PLANK Raymond Plank	Chairman of the Board	February 28, 2007

/s/ FREDERICK M. BOHEN Frederick M. Bohen	Director	February 28, 2007

/s/ RANDOLPH M. FERLIC Randolph M. Ferlic	Director	February 28, 2007

/s/ EUGENE C. FIEDOREK Eugene C. Fiedorek	Director	February 28, 2007

/s/ A. D. FRAZIER, JR A. D. Frazier, Jr.	Director	February 28, 2007

/s/ PATRICIA ALBJERG GRAHAM Patricia Albjerg Graham	Director	February 28, 2007

Name	Title	Date

/s/ JOHN A. KOCUR John A. Kocur	Director	February 28, 2007

/s/ GEORGE D. LAWRENCE George D. Lawrence	Director	February 28, 2007

/s/ F. H. MERELLI F. H. Merelli	Director	February 28, 2007

/s/ RODMAN D. PATTON Rodman D. Patton	Director	February 28, 2007

/s/ CHARLES J. PITMAN Charles J. Pitman	Director	February 28, 2007

/s/ JAY A. PRECOURT Jay A. Precourt	Director	February 28, 2007

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

Roger B. Plank
Executive Vice President and Chief Financial Officer

Rebecca A. Hoyt
Vice President and Controller
(Chief Accounting Officer)

Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited the accompanying consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Corporation and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 and Note 8 to the consolidated financial statements, during 2004, the Company adopted the modified prospective provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised), “Share-Based Payment.” In addition, as described in Note 1 and Note 10 to the Consolidated Financial Statements, the Company adopted the provisions of SFAS No. 158, “Employees Accounting for Defined Benefit Plans and Other Postretirement Plans.”

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apache Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Apache Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apache Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Apache Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apache Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 28, 2007

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands, except per common share data)

REVENUES AND OTHER:
Oil and gas production revenues	$8,074,253	$7,457,291	$5,308,017
Gain on China divestiture	173,545	—	—
Other	40,981	126,953	24,560

	8,288,779	7,584,244	5,332,577

OPERATING EXPENSES:
Depreciation, depletion and amortization	1,816,359	1,415,682	1,222,152
Asset retirement obligation accretion	88,931	53,720	46,060
Lease operating costs	1,362,374	1,040,475	864,378
Gathering and transportation costs	104,322	100,260	82,261
Severance and other taxes	553,978	453,258	93,748
General and administrative	211,334	198,272	173,194
China litigation provision	—	—	71,216
Financing costs:
Interest expense	217,454	175,419	168,090
Amortization of deferred loan costs	2,048	3,748	2,471
Capitalized interest	(61,301)	(56,988)	(50,748)
Interest income	(16,315)	(5,856)	(3,328)

	4,279,184	3,377,990	2,669,494

INCOME BEFORE INCOME TAXES	4,009,595	4,206,254	2,663,083
Provision for income taxes	1,457,144	1,582,524	993,012

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	2,552,451	2,623,730	1,670,071
Cumulative effect of change in accounting principle, net of income tax	—	—	(1,317)

NET INCOME	2,552,451	2,623,730	1,668,754
Preferred stock dividends	5,680	5,680	5,680

INCOME ATTRIBUTABLE TO COMMON STOCK	$2,546,771	$2,618,050	$1,663,074

BASIC NET INCOME PER COMMON SHARE:
Before change in accounting principle	$7.72	$7.96	$5.10
Cumulative effect of change in accounting principle	—	—	—

	$7.72	$7.96	$5.10

DILUTED NET INCOME PER COMMON SHARE:
Before change in accounting principle	$7.64	$7.84	$5.04
Cumulative effect of change in accounting principle	—	—	(.01)

	$7.64	$7.84	$5.03

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,552,451	$2,623,730	$1,668,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,816,359	1,415,682	1,222,152
Provision for deferred income taxes	751,457	598,927	444,906
Asset retirement obligation accretion	88,931	53,720	46,060
Gain on sale of China operations	(173,545)	—	—
Other	32,380	52,274	43,482
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in receivables	(153,616)	(504,038)	(296,383)
(Increase) decrease in inventories	10,238	11,295	(659)
(Increase) decrease in drilling advances and other	66,323	(144,154)	(35,761)
(Increase) decrease in deferred charges and other	(126,869)	(26,454)	(35,328)
Increase (decrease) in accounts payable	(136,663)	97,447	182,454
Increase (decrease) in accrued expenses	(475,021)	214,491	28,431
Increase (decrease) in advances from gas purchasers	(25,601)	(22,108)	(18,331)
Increase (decrease) in deferred credits and noncurrent liabilities	86,082	(38,542)	(18,258)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,312,906	4,332,270	3,231,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,891,639)	(3,715,856)	(2,456,488)
Acquisition of BP plc properties	(833,820)	—	—
Acquisition of Pioneer’s Argentine operations	(704,809)	—	—
Acquisition of Amerada Hess properties	(229,134)	—	—
Acquisition of Pan American properties	(396,056)	—	—
Acquisition of ExxonMobil properties	—	—	(348,173)
Acquisition of Anadarko properties	—	—	(531,963)
Proceeds from China divestiture	264,081	—	—
Proceeds from sale of Egypt properties	409,203	—	—
Additions to gas gathering, transmission and processing facilities	(248,589)	—	—
Proceeds from sales of oil and gas properties	4,740	79,663	4,042
Other, net	(149,559)	(95,649)	(78,431)

NET CASH USED IN INVESTING ACTIVITIES	(5,775,582)	(3,731,842)	(3,411,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	1,779,963	153,368	544,824
Payments on debt	(150,266)	(549,530)	(283,400)
Dividends paid	(154,143)	(117,395)	(90,369)
Common stock activity	31,963	18,864	21,595
Treasury stock activity, net	(166,907)	6,620	12,472
Cost of debt and equity transactions	(2,061)	(861)	(2,303)
Other	35,791	6,273	54,265

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,374,340	(482,661)	257,084

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,336)	117,767	77,590
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	228,860	111,093	33,503

CASH AND CASH EQUIVALENTS AT END OF YEAR	$140,524	$228,860	$111,093

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,524	$228,860
Receivables, net of allowance	1,651,664	1,444,545
Inventories	320,386	209,670
Drilling advances	78,838	146,047
Derivative instruments	139,756	16,319
Prepaid assets and other	159,103	116,636

	2,490,271	2,162,077

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	29,107,921	23,836,789
Unproved properties and properties under development, not being amortized	1,284,743	795,706
Gas gathering, transmission and processing facilities	1,725,619	1,359,477
Other	358,605	312,970

	32,476,888	26,304,942
Less: Accumulated depreciation, depletion and amortization	(11,130,636)	(9,513,602)

	21,346,252	16,791,340

OTHER ASSETS:
Goodwill, net	189,252	189,252
Deferred charges and other	282,400	129,127

	$24,308,175	$19,271,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$644,889	$714,598
Accrued operating expense	70,551	66,609
Accrued exploration and development	534,924	460,203
Accrued compensation and benefits	127,779	125,022
Accrued interest	30,878	32,564
Accrued income taxes	2,133	120,153
Current debt	1,802,094	274
Asset retirement obligation	376,713	93,557
Derivative instruments	70,128	256,115
United Kingdom Petroleum Revenue Tax	—	174,491
Other	151,523	142,978

	3,811,612	2,186,564

LONG-TERM DEBT	2,019,831	2,191,954

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	3,618,989	2,580,629
Advances from gas purchasers	43,167	68,768
Asset retirement obligation	1,370,853	1,362,358
Derivative instruments	—	152,430
Other	252,670	187,878

	5,285,679	4,352,063

COMMITMENTS AND CONTINGENCIES (Note 10) SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized — Series B, 5.68% Cumulative Preferred Stock, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 339,783,392 and 336,997,053 shares issued, respectively	212,365	210,623
Paid-in capital	4,269,795	4,170,714
Retained earnings	8,898,577	6,516,863
Treasury stock, at cost, 9,045,967 and 6,875,823 shares, respectively	(256,739)	(89,764)
Accumulated other comprehensive loss	(31,332)	(365,608)

	13,191,053	10,541,215

	$24,308,175	$19,271,796

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)

BALANCE AT DECEMBER 31, 2003		$98,387	$207,818	$4,038,007	$2,445,698	$(105,169)	$(151,943)	$6,532,798
Comprehensive income (loss):
Net income	$1,668,754	—	—	—	1,668,754	—	—	1,668,754
Commodity hedges, net of income tax expense of $13,742	22,461	—	—	—	—	—	22,461	22,461

Comprehensive income	$1,691,215

Cash dividends:
Preferred		—	—	—	(5,680)	—	—	(5,680)
Common ($.28 per share)		—	—	—	(91,433)	—	—	(91,433)
Five percent common stock dividend		—	—	—	—	—	—	—
Common shares issued		—	1,502	25,030	—	—	—	26,532
Treasury shares issued, net		—	—	8,312	—	7,844	—	16,156
Compensation expense		—	—	34,462	—	—	—	34,462
Other		—	—	371	—	—	—	371

BALANCE AT DECEMBER 31, 2004		98,387	209,320	4,106,182	4,017,339	(97,325)	(129,482)	8,204,421
Comprehensive income (loss):
Net income	$2,623,730	—	—	—	2,623,730	—	—	2,623,730
Commodity hedges, net of income tax benefit of $128,990	(236,126)	—	—	—	—	—	(236,126)	(236,126)

Comprehensive income	$2,387,604

Cash dividends:
Preferred		—	—	—	(5,680)	—	—	(5,680)
Common ($.36 per share)		—	—	—	(118,526)	—	—	(118,526)
Common shares issued		—	1,303	21,125	—	—	—	22,428
Treasury shares issued, net		—	—	2,736	—	7,561	—	10,297
Compensation expense		—	—	40,528	—	—	—	40,528
Other		—	—	143	—	—	—	143

BALANCE AT DECEMBER 31, 2005		98,387	210,623	4,170,714	6,516,863	(89,764)	(365,608)	10,541,215
Comprehensive income (loss):
Net income	$2,552,451	—	—	—	2,552,451	—	—	2,552,451
Post retirement, net of income tax benefit of $2,816	(6,116)	—	—	—	—	—	(6,116)	(6,116)
Commodity hedges, net of income tax expense of $187,162	340,392	—	—	—	—	—	340,392	340,392

Comprehensive income	$2,886,727

Cash dividends:
Preferred		—	—	—	(5,680)	—	—	(5,680)
Common ($.50 per share)		—	—	—	(165,059)	—	—	(165,059)
Common shares issued		—	1,742	54,917	—	—	—	56,659
Treasury shares purchased, net		—	—	1,968	—	(166,967)	—	(164,999)
Compensation expense		—	—	42,085	—	—	—	42,085
Other		—	—	111	2	(8)	—	105

BALANCE AT DECEMBER 31, 2006		$98,387	$212,365	$4,269,795	$8,898,577	$(256,739)	$(31,332)	$13,191,053

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. The Company’s North American exploration and production activities are divided into two U.S. operating regions (Central and Gulf Coast) and a Canadian region. Approximately 66 percent of the Company’s proved reserves are located in North America. Outside of North America, Apache has exploration and production interests in Egypt, offshore Western Australia, offshore the United Kingdom in the North Sea (North Sea) and Argentina.

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

Allowance for Doubtful Accounts — The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. Many of Apache’s receivables are from joint interest owners on properties Apache operates. Thus, Apache may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, the Company’s crude oil and natural gas receivables are collected within two months. Beginning in 2001, however, the Company experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC). Deteriorating economic conditions in Egypt lessened the availability of U.S. dollars, resulting in an additional one to two month delay in receipts from EGPC. During 2006, we experienced wide variability in the timing of cash receipts from EGPC. We have not established a reserve for these Egyptian receivables because we continue to get paid, albeit late, and we have no indication that we will not be able to collect our receivable.

The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2006 and 2005, the Company had an allowance for doubtful accounts of $23 million and $22 million, respectively.

Marketable Securities — The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities classified as “held to maturity” are recorded at amortized cost. Investments in debt and equity securities classified as “available for sale” are recorded at fair value with unrealized gains and losses recognized in other comprehensive income, net of income taxes. The Company utilizes the average-cost method in computing realized gains and losses, which are included in Revenues and Other in the statements of consolidated operations.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories — Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted-average cost or market, and oil produced but not sold, stated at the lower of cost (a combination of production costs and depreciation, depletion and amortization (DD&A) expense) or market.

Property and Equipment — The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Historically, total capitalized internal costs in any given year have not been material to total oil and gas costs capitalized in such year. Apache capitalized $146 million, $141 million and $107 million of these internal costs in 2006, 2005 and 2004, respectively. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. The Company also includes the present value of its dismantlement, restoration and abandonment costs within the capitalized oil and gas property balance (see Note 4, Asset Retirement Obligation). Unless a significant portion of the Company’s proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

Apache computes the DD&A expense of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. The costs to be amortized include estimated future expenditures to be incurred in developing proved reserves as well as estimated dismantlement and abandonment costs, net of salvage value, that have not yet been capitalized as asset retirement costs. Unproved properties are excluded from the amortizable base until evaluated. The cost of exploratory dry wells is transferred to proved properties and thus subject to amortization immediately upon determination that a well is dry in those countries where proved reserves exist. If geological and geophysical (G&G) costs cannot be associated with specific properties, they are included in the amortization base as incurred.

In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged as additional DD&A expense. The Company calculates future net cash flows by applying end-of-the-period prices except in those instances where future natural gas or oil sales are covered by physical contract terms or by derivative contracts that qualify, and are accounted for, as cash flow hedges. Prior to 2007, Canadian provincial tax credits were included in the estimated future net cash flows. Effective January 1, 2007, the Alberta government eliminated the Royalty Tax program. The future cash flows associated with settling asset retirement obligations that have been accrued on the balance sheet are excluded from estimated future net cash flows. See Note 14, Supplemental Oil and Gas Disclosures (Unaudited) “Future Net Cash Flows” for a discussion on calculation of estimated future net cash flows.

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

Buildings, equipment and gas gathering, transmission and processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 20 years. Accumulated depreciation for these assets totaled $582 million and $467 million at December 31, 2006 and 2005, respectively.

Goodwill — Goodwill totaled $189 million at December 31, 2006 and 2005, with approximately $103 million and $86 million recorded to the Canadian and Egyptian reporting units, respectively. Each geographic area was

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessed as a reporting unit. Goodwill of each reporting unit is tested for impairment on an annual basis, or more frequently if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment of goodwill was recognized during 2006, 2005 or 2004.

Accounts Payable — Included in accounts payable at December 31, 2006 and 2005, are liabilities of approximately $204 million and $125 million, respectively, representing the amount by which checks issued, but not presented to the Company’s banks for collection, exceeded balances in applicable bank accounts.

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

Apache markets its own U.S. natural gas production. As the Company’s production fluctuates because of operational issues, it is occasionally necessary for the Company to purchase gas (“third-party gas”) to fulfill its sales obligations and commitments. Both the costs and sales proceeds of this third-party gas are reported on a net basis in oil and gas production revenues. The costs of third-party gas netted against the related sales proceeds totaled $160 million, $158 million and $107 million, for 2006, 2005 and 2004, respectively.

Derivative Instruments and Hedging Activities — Apache periodically enters into derivative contracts to manage its exposure to foreign currency risk and commodity price risk. These derivative contracts, which are generally placed with major financial institutions that the Company believes are minimal credit risks, may take the form of forward contracts, futures contracts, swaps or options. The oil and gas reference prices, upon which the commodity derivative contracts are based, reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

Apache accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, other than those that meet the normal purchases and sales exception, be recorded on the balance sheet as either an asset or liability measured at fair value (which is generally based on information obtained from independent parties). SFAS No. 133 also requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from the Company’s oil and gas cash flow hedges, including terminated contracts, are generally recognized in oil and gas production revenues when the forecasted transaction occurs. Realized gains and losses on foreign currency cash flow hedges are generally recognized in lease operating expense when the forecasted transaction occurs. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current period income as “Other” under Revenue and Other in the Statement of Consolidated Operations. If at any time the likelihood of occurrence of a hedged forecasted transaction ceases to be

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“probable,” hedge accounting under SFAS No. 133 will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. Amounts recorded in other comprehensive income prior to the change in the likelihood of occurrence of the forecasted transaction will remain in other comprehensive income until such time as the forecasted transaction impacts earnings. If it becomes probable that the original forecasted production will not occur, then the derivative gain or loss would be reclassified from accumulated other comprehensive income into earnings immediately. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, and any ineffectiveness is immediately reported under Revenues and Other in the statement of consolidated operations.

Income Taxes — We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset is reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices.)

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

The Company accounts for foreign currency gains and losses in accordance with SFAS No. 52 “Foreign Currency Translation.” Foreign currency translation gains and losses related to deferred taxes are recorded as a component of its provision for income taxes. The Company recorded a deferred tax benefit of $5 million in 2006 and $13 million and $58 million of additional deferred tax expense in 2005 and 2004, respectively (see Note 6, Income Taxes). All other foreign currency gains and losses are reflected included in “Other” under Revenues and Other in the Statement of Consolidated Operations. The Company’s other foreign currency gains and losses as “Other” under Revenues and Other in the Statement of Consolidated Operations, netted to a loss of $15 million in 2006, a gain of $11 million in 2005 and a loss of $5 million in 2004.

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

Insurance Coverage — The Company currently carries $400 million of property damage and business interruption coverage for windstorm losses in the Gulf of Mexico. Of this amount, $250 million is provided through Oil Insurance Limited (OIL) and is available on a per occurrence basis, but is subject to being prorated if total member claims for a single event exceed $500 million. The company also carries an additional $150 million of coverage for windstorm damage through the commercial market.

During the 2005 hurricane season, the Company utilized OIL to write physical damage insurance of $250 million per insurable event with a $7.5 million deductible. The available coverage was prorated for all members of the mutual, if the total claims for any one event exceeded $1 billion. Claims for damage caused by Hurricane Katrina exceeded the $1 billion limit, and the Company expects recoveries to be reduced by approximately 50 percent. Claims for damage caused by Hurricane Rita also exceeded the limitation, and the Company

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expects recoveries to be reduced approximately 30 percent. The Company also carried a supplementary $100 million of physical damage insurance for which it is expecting full recovery. The Company also carried a $150 million of business interruption insurance through its commercial policy to cover deferred and lost oil and natural gas production revenues.

The Company collected $150 million of business interruption proceeds for Hurricanes Katrina and Rita through the end of 2006 and recorded $375 million for physical damage and removal of wreckage insurance claims, $42 million of which has been collected.

The Company recognizes an insurance receivable when collection of the receivable is deemed probable. Any recognition of an insurance receivable is recorded by crediting and offsetting the original charge. Any differential arising between insurance recoveries and insurance receivables is recorded as a capitalized cost or as an expense, consistent with its original treatment.

Net Income Per Common Share — The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if options were exercised and if restricted stock were fully vested.

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

Stock-Based Compensation — On December 31, 2006, the Company had several stock-based employee compensation plans, which include Stock Option Plans, the Performance Plan, Share Appreciation Plans and restricted stock. These plans are defined and described more fully in Note 8, Capital Stock. The Company accounts for these plans under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended and revised. Stock compensation awards granted are valued on the date of grant and are expensed on a straight-line basis over the required service period.

During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123-R, a revision to SFAS No. 123, which requires all companies to expense stock-based compensation. The rule was effective for the first fiscal year that began after June 15, 2005. Apache early adopted this statement in 2004 electing to transition under the “Modified Retrospective Approach” as allowed under SFAS No. 123-R. Under this approach, the Company is required to expense all options and stock-based compensation that vested in the year of adoption based on the fair value of the stock compensation determined at the date of grant. Stock vesting in years prior to 2004 was expensed in accordance with the rules applied by the Company during such period. Had the Company not early adopted SFAS No. 123-R, 2004 net income would have been lower by $89 million ($56 million after tax), or $.17 per share on both a basic and diluted per share basis. Normally, net income would be negatively impacted by adopting SFAS No. 123-R. However, the Company’s 2000 Share Appreciation Plan, which certain awards were triggered in 2004, has a fair-market-value-based expense recorded under the provisions of SFAS No. 123-R that is substantially less than the intrinsic-value base cost of approximately $175 million that would have been recorded under the accounting rules of APB No. 25.

In addition to the expensing provisions discussed above, SFAS No. 123-R requires the Company to begin estimating expected future forfeitures under each stock compensation plan and to start valuing the Company’s liability-based compensation plan (Stock Appreciation Rights) under a fair value approach instead of the previously applied intrinsic valuation. The effects of changing the forfeiture estimates on existing stock plans and the valuation methodology for the Company’s liability plans resulted in Apache recording a Cumulative Effect of Change in Accounting Principle in 2004 totaling $2.1 million ($1.3 million after tax). SFAS No. 123-R also requires the

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as historically reported. The Company classified $49 million, $27 million and $32 million as financing cash inflows in 2006, 2005 and 2004, respectively, that would have been classified as operating cash inflows had the Company not adopted the Statement.

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect; the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Apache evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of its financial statements. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. See Note 13 — Supplemental Oil and Gas Disclosure (Unaudited).

Treasury Stock — The Company follows the weighted-average-cost method of accounting for treasury stock transactions.

Impact of Recently Issued Accounting Standards — In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48). FIN No. 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN No. 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. Management currently estimates that, upon adoption, a cumulative adjustment of less than $50 million will be charged to retained earnings to increase reserves for uncertain tax positions. This estimate is subject to revision as management completes its analysis.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is continuing to assess the potential impacts this statement might have on Apache’s Consolidated Financial Statements and related footnotes.

Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans.” The statement requires employers to recognize any over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in their Consolidated Financial Statements. Unrealized components of net periodic benefit costs are reflected in other comprehensive income, net of tax. SFAS No. 158 requires recognition of the funded status and related disclosures as of the end of the fiscal year ending after December 15, 2006. At yearend, the Company recorded an adjustment to accumulated other comprehensive income in Shareholders’ Equity of $10.6 million ($6.1 million after tax). The adjustment reflects the recognition of the Company’s unfunded status for both the Company’s pension plan and post retirement benefit plan. Refer to Note 10, Commitments and Contingencies for additional disclosures.

Reclassifications — Certain other prior-period amounts have been reclassified to conform with current year presentations.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS AND DIVESTITURES

2006 Acquisitions

U.S. Permian Basin

On January 5, 2006, the Company purchased Amerada Hess’s interest in eight fields located in the Permian basin of West Texas and New Mexico. The original purchase price was reduced from $404 million to $269 million because other interest owners exercised their preferential rights on a number of the properties. The settlement price on the date of closing of $239 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. Apache estimates that these fields had proved reserves of 27 MMbbls of liquid hydrocarbons and 27 Bcf of natural gas as of yearend 2005.

Argentina

On April 25, 2006, the Company acquired the operations of Pioneer National Resources (Pioneer) in Argentina for $675 million. The settlement price at closing, of $703 million, was adjusted for revenues and expenditures occurring between the effective date and closing date of the acquisition. The properties are located in the Neuquén, San Jorge and Austral basins of Argentina and had estimated net proved reserves of approximately 22 MMbbls of liquid hydrocarbons and 297 Bcf of natural gas as of December 31, 2005. Eight gas processing plants (five operated and three non-operated), 112 miles of operated pipelines in the Neuquén basin and 2,200 square miles of three-dimensional (3-D) seismic data are also included in the transaction. Apache financed the purchase with cash on hand and commercial paper.

The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values as of the date of acquisition, as follows (in thousands):

Proved property	$501,938
Unproved property	189,500
Gas Plants	51,200
Working capital acquired, net	11,256
Asset retirement obligation	(13,635)
Deferred income tax liability	(37,630)

Cash consideration	$702,629

On September 19, 2006, Apache acquired additional interests in (and now operates) seven concessions in the Tierra del Fuego Province from Pan American Fueguina S.R.L. (Pan American) for total consideration of $429 million. The settlement price at closing of $396 million was adjusted for normal closing items, including revenues and expenses between the effective date and the closing date of the acquisition. Apache financed the purchase with cash on hand and commercial paper.

The total cash consideration allocated below includes working capital balances purchased, asset retirement obligations assumed and an obligation to deliver specific gas volumes in the future. The purchase price was

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to the assets acquired and liabilities assumed based upon the estimated fair values as of the date of acquisition, as follows (in thousands):

Proved property	$289,916
Unproved property	132,000
Gas plants	12,722
Working capital acquired, net	8,929
Asset retirement obligation	(1,511)
Assumed obligation	(46,000)

Cash consideration	$396,056

Offshore Gulf of Mexico

On June 21, 2006, the Company completed its acquisition of the remaining producing properties of BP plc (BP) on the Outer Continental Shelf of the Gulf of Mexico. The original purchase price was reduced from $1.3 billion to $845 million because other interest owners exercised their preferential rights to purchase five of the original 18 producing fields. The settlement price on the date of closing of $821 million was adjusted primarily for revenues and expenditures occurring between the closing date and the effective date of the acquisition. The effective date of the purchase was April 1, 2006. The properties include 13 producing fields (nine of which are operated) with estimated proved reserves of 19.5 MMbbls of liquid hydrocarbons and 148 Bcf of natural gas. Apache financed the purchase with cash on hand and commercial paper.

Pending Acquisition — U.S. Permian Basin

On January 18, 2007, the Company announced that it is acquiring controlling interest in 28 oil and gas fields in the Permian basin of West Texas from Anadarko Petroleum Corporation (Anadarko) for $1 billion. Apache estimates that these fields had proved reserves of 57 million barrels (MMbbls) of liquid hydrocarbons and 78 billion cubic feet (Bcf) of natural gas as of yearend 2006. The transaction will be effective the earlier of closing or March 31, 2007. Approximately 10 percent of the Permian basin properties are subject to third-party preferential purchase rights which, if exercised, would reduce the interests we purchase in those properties and the purchase price we would pay. The Company intends to fund the acquisition with debt. Apache and Anadarko are entering into a joint-venture arrangement to effect the transaction. In connection with the acquisition, the Company entered into cash flow hedges to protect against commodity price volatility. For the period of July 2007 through June 2010, the Company entered into hedges for a portion of both the oil and the natural gas with NYMEX based costless collars.

2005 Acquisitions

In May, 2005, Apache signed a farm-in agreement with Exxon Mobil Corporation (ExxonMobil) covering approximately 650,000 acres of undeveloped properties in the Western Canadian province of Alberta. Under the agreement, Apache has the right to earn acreage sections by drilling an initial well on each such section. ExxonMobil will retain a royalty on fee lands and a working interest on leasehold acreage. The agreement also allows Apache to test additional horizons on approximately 140,000 acres of property covered in a 2004 farm-in agreement with ExxonMobil.

2004 Acquisitions

During the third quarter of 2004, Apache entered into separate arrangements with ExxonMobil that provided for property transfers and joint operating and exploration activity across a broad range of prospective and mature

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties in (1) Western Canada, (2) West Texas and New Mexico, and (3) onshore Louisiana and the Gulf of Mexico-Outer Continental Shelf. Apache’s participation included cash payments of approximately $347 million, subject to normal post closing adjustments. The following details these transactions:

Western Canada.  In August 2004, Apache signed a farm-in agreement with ExxonMobil covering approximately 380,000 gross acres of undeveloped properties in the Western Canadian Province of Alberta. Under the agreement, Apache has the right to earn acreage sections by drilling an initial well on each such section. By drilling at least 250 wells during the initial two-year earning period under the agreement, Apache received a one-year extension in which to earn additional sections. As to any sections earned by Apache, ExxonMobil will retain a royalty on fee lands and a working interest on leasehold acreage, both of which will vary dependent on activity levels. The agreement also allows Apache to test additional horizons on approximately 140,000 acres of property covered in a 2004 farm-in agreement with ExxonMobil. In addition, during the term of this agreement, Apache is required to carry ExxonMobil’s retained working interest with respect to certain drilling, capping, completion, equipping and tie-in costs associated with wells drilled on leasehold acreage.

West Texas and New Mexico.  In September 2004, Apache acquired interests from ExxonMobil in 23 mature producing oil and gas fields in West Texas and New Mexico for $318 million. Apache separately contributed approximately $29 million into a partnership to obtain additional interests in the properties. ExxonMobil will retain interests in the properties through the partnership, including the right to receive, on certain fields, 60 percent of the oil proceeds above $30 per barrel in 2004, $29 per barrel in 2005 and $28 per barrel during the period from 2006 thru 2009.

The partnership is subject to the provisions of FASB Interpretation No. 46 “variable interest entities” (FIN No. 46). Apache has concluded that it is not the primary beneficiary of the partnership as defined in that interpretation and will proportionately consolidate its partnership portion of the oil and gas properties. Under the partnership agreement, the Company’s subsidiaries are also subject to environmental and legal claims that could arise in the ordinary course of business. Apache is operating the oil and gas properties under contract for the partnership.

Louisiana and Gulf of Mexico-Outer Continental Shelf.  In September 2004, Apache and ExxonMobil entered into joint exploration agreements to explore Apache’s acreage in South Louisiana and the Gulf of Mexico-Outer Continental Shelf. The agreements provide for an initial term of five years, with the potential for an additional five years based on expenditures by ExxonMobil. Pursuant to the agreement covering South Louisiana, Apache leased 50 percent of its interests below certain producing or productive formations in the acreage to ExxonMobil, subject to retention of a 20 percent royalty interest. Pursuant to the agreement covering the Gulf of Mexico-Outer Continental Shelf, no assignments will be made until a prospect has been proposed and the initial well has been drilled. Apache will retain all rights in each prospect above certain producing or productive formations and further will retain a three percent overriding royalty interest in any property assigned to ExxonMobil.

Gulf of Mexico — Outer Continental Shelf.  On August 20, 2004, Apache signed a definitive agreement to acquire all of Anadarko’s Gulf of Mexico-Outer Continental Shelf properties (excluding certain deepwater properties) for $537 million, subject to normal post-closing adjustments, including preferential rights. The transaction was effective as of October 1, 2004, and included interests in 74 fields covering 232 offshore blocks (approximately 664,000 acres) and 104 platforms. Eighty-nine of the blocks were undeveloped at the time of the acquisition. Apache operates 49 of the fields with approximately 70 percent of the production.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The $537 million purchase price agreed to in the definitive agreement was subsequently adjusted for the exercise of preferential rights by third parties and other normal post-closing adjustments. After adjusting for these items, Apache paid $532 million for the properties and recorded estimated proved reserves of 60 MMboe, of which 50 percent was natural gas. In addition, an $84 million liability for the future cost to produce and deliver the VPP volumes was recorded by the Company. This liability will be settled through a reduction of lease operating expenses as the volumes are produced and delivered to Morgan Stanley. Apache also recorded abandonment obligations for the properties of approximately $134 million and other obligations assumed from Anadarko in the amount of $27 million. Apache allocated $122 million of the purchase price to unproved property. The purchase price was funded by borrowings under the Company’s lines of credit and commercial paper program.

Divestitures

On August 8, 2006, the Company completed the sale of its 24.5 percent interest in the Zhao Dong block offshore, the People’s Republic of China, to Australia-based ROC Oil Company Limited for $260 million, marking Apache’s exit from China. The effective date of the transaction was July 1, 2006, and the Company booked a gain of $174 million in the third quarter.

On January 6, 2006, the Company completed the sale of its 55 percent interest in the deepwater section of Egypt’s West Mediterranean Concession to Amerada Hess for $413 million. Proceeds from the sale were accounted for as a reduction of capitalized costs. Apache did not have any proved reserves booked for these properties.

3.	HEDGING AND DERIVATIVE INSTRUMENTS

Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. The Company’s hedging policy allows management to enter into hedges in connection with investments such as acquisitions. The success of an acquisition is significantly influenced by the Company’s ability to achieve targeted production at forecasted prices and commodity hedges effectively reduce price risk on a portion of the acquired production. During the third quarter of 2006, the Company’s Board of Directors authorized management to enter into derivative contracts on a portion of production generated from the 2006 drilling program. Hedge positions entered into for the drilling program were designed to protect the underlying investment economics of the program.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the total outstanding positions of Apache’s natural gas and crude oil cash flow hedges were as follows:

						Weighted
Costless Collars		Total Volumes		Floor Price	Ceiling Price	Average	Fair Value
Production Period	Instrument Type	(MMBtu/Bbl/GJ)		Range	Range	Floor/Ceiling	Asset/(Liability)
							(In thousands)

2007	Gas Collars (NYMEX)	53,770,000	MMBtu	$5.25 — 8.65	$5.85 — 11.00	$6.96 / 8.69	$30,588
	Gas Collars (PEPL)	23,725,000	MMBtu	$6.85 — 7.00	$9.52 — 10.15	$6.88 / 9.67	$26,929
	Gas Collars (AECO)	3,650,000	GJ	$6.24 — 6.24	$8.15 — 8.15	$6.24 / 8.15	$3,004
	Oil Collars (NYMEX)	6,473,500	Bbl	$33.00 — 75.00	$39.25 — 85.00	$59.78 / 70.62	$(12,102)
2008	Gas Collars (NYMEX)	25,620,000	MMBtu	$7.50 — 8.15	$10.47 — 10.80	$7.96 / 10.56	$14,236
	Gas Collars (PEPL)	23,790,000	MMbtu	$6.90 — 7.00	$9.55 — 10.05	$6.91 / 9.74	$13,251
	Gas Collars (AECO)	3,660,000	GJ	$6.24 — 6.24	$8.13 — 8.13	$6.24 / 8.13	$674
	Oil Collars (NYMEX)	4,575,000	Bbl	$69.00 — 69.00	$79.65 — 81.50	$69.00 / 80.39	$22,213

		Total
Fixed Price Swaps		Volumes	Fixed Price	Average	Fair Value
Production Period	Instrument Type	(MMBtu/Bbl)	Range	Fixed Price	Asset/(Liability)
					(In thousands)

2007	Gas Fixed — Price	1,761,000	$5.46 — 5.71	$5.57	$(1,722)
	Swap Oil Fixed — Price Swap	4,458,000	$36.78 — 73.26	$70.29	$22,931
2008	Oil Fixed — Price Swap	4,392,000	$66.85 — 70.90	$69.21	$7,131

U.S. natural gas and crude oil prices in the above table are settled against the NYMEX index, except for 23,725,000 MMBtu and 23,790,000 MMBtu of gas collars in 2007 and 2008, respectively, which are settled against the Panhandle Eastern Pipe-Line index. These hedges are valued using actively quoted prices and quotes obtained from reputable third-party financial institutions. The above prices represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu), per gigajoule (GJ) or per barrel (Bbl) basis for gas and oil derivatives.

The Canadian natural gas prices shown in the above table are converted to U.S. dollars utilizing December 31, 2006 exchange rates. They are settled against the AECO Index, and valued using actively quoted prices and quotes obtained from reputable third-party financial institutions.

A reconciliation of the components of accumulated other comprehensive income (loss) in the Statement of Consolidated Shareholders’ Equity related to Apache’s commodity derivative activity is presented in the table below:

	Gross	After Tax
	(In thousands)

Unrealized gain (loss) on derivatives at December 31, 2005	$(398,229)	$(256,858)
Net losses realized into earnings	133,653	86,206
Net change in derivative fair value	393,901	254,186

Unrealized gain (loss) on derivatives at December 31, 2006	$129,325	$83,534

Differences between the fair values and the unrealized loss on derivatives before income taxes recognized in accumulated other comprehensive income (loss) are primarily related to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness. Based on applicable market prices as of yearend 2006, the Company recorded an unrealized gain in other comprehensive income (loss) of $129 million ($84 million after tax), representing oil and gas derivative hedges. Any gain or loss will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Approximately $72 million ($46 million after tax) of the $129 million unrealized as of December 31, 2006, applies to the next 12 months. However, these amounts are likely to vary materially as a

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of changes in market conditions. The contracts designated as hedges qualified and continue to qualify for hedge accounting in accordance with SFAS No. 133, as amended.

4.	ASSET RETIREMENT OBLIGATION

Asset retirement obligations (ARO), associated with retiring tangible long-lived assets, are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. This liability is offset by a corresponding increase in the carrying amount of the underlying asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of ARO is measured using expected future cash outflows discounted at the company’s credit-adjusted risk-free interest rate.

Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the asset balance.

The following table is a reconciliation of the asset retirement obligation liability:

	2006	2005
	(In thousands)

Asset retirement obligation at beginning of period	$1,455,915	$932,004
Liabilities incurred	298,899	87,794
Liabilities settled	(306,945)	(84,445)
Accretion expense	88,931	53,720
Revisions in estimated liabilities	210,766	466,842

Asset retirement obligation as of December 31,	$1,747,566	$1,455,915

The majority of Apache’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The Company records an abandonment liability associated with its oil and gas wells, facilities and platforms when those assets are placed in service or acquired, which for 2006 and 2005 is reflected above in liabilities incurred. Liabilities settled relate to individual properties plugged and abandoned or sold during the period.

Revisions to the estimated liability normally result from annual reassessments of the expected cash outflows and assumptions inherent in the ARO calculation. However, during the third quarter of 2005, nine of the Company’s offshore platforms in the Gulf of Mexico were toppled, two platforms were severely damaged and 12 non-operated structures were destroyed by Hurricanes Katrina and Rita. Upon completing an assessment of hurricane related costs during the fourth quarter 2005, the Company increased its discounted ARO liability on the affected properties to $492 million. The revision reflects increased costs and acceleration in expected timing to abandon the platforms. During 2006, the Company increased its estimate another $232 million for hurricane related abandonment. The ultimate costs to abandon the affected platforms and properties will continue to be revised as more complete information surrounding the damage, timing and cost estimates is obtained from third parties and from actual costs incurred.

As of December 31, 2006, approximately $377 million of the estimated abandonment costs was classified as a current liability.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DEBT

	December 31,
	2006	2005
	(In thousands)

Apache:
Money market lines of credit	$10,500	$—
Commercial paper	1,560,000	—
6.25-percent debentures due 2012, net of discount	398,270	398,006
7-percent notes due 2018, net of discount	148,713	148,639
7.625-percent notes due 2019, net of discount	149,256	149,222
7.7-percent notes due 2026, net of discount	99,684	99,678
7.95-percent notes due 2026, net of discount	178,710	178,683
7.375-percent debentures due 2047, net of discount	148,035	148,028
7.625-percent debentures due 2096, net of discount	149,176	149,175

	2,842,344	1,271,431

Subsidiary and other obligations:
Argentina money market lines of credit	58,757	—
Fletcher notes	4,252	4,526
Apache Finance Australia 6.5-percent notes due 2007, net of discount	169,837	169,678
Apache Finance Australia 7-percent notes due 2009, net of discount	99,809	99,733
Apache Finance Canada 4.375-percent notes due 2015, net of discount	349,756	349,732
Apache Finance Canada 7.75-percent notes due 2029, net of discount	297,170	297,128

	979,581	920,797

Total debt	3,821,925	2,192,228
Less: current maturities	(1,802,094)	(274)

Long-term debt	$2,019,831	$2,191,954

In May 2006, the Company amended its existing five-year revolving U.S. credit facility which was scheduled to mature on May 28, 2009. The amendment: (a) extended the maturity to May 28, 2011, (b) increased the size of the facility from $750 million to $1.5 billion, and (c) reduced the facility fees from .08 percent to .06 percent and reduced the margin over LIBOR on loans from .27 percent to .19 percent. The lenders also extended the maturity dates of the $150 million Canadian facility, the $150 million Australian facility and $385 million of the $450 million U.S. credit facility, for an additional year to May 12, 2011 from May 12, 2010. The Company also increased commercial paper availability to $1.95 billion from $1.20 billion.

By year end 2006, the Company extended the maturity of another $50 million of commitments under the $450 million U.S. credit facility for an additional year. As a result, $435 million will mature on May 12, 2011, and $15 million will mature on May 12, 2010.

As detailed above, the Company currently has $2.25 billion of syndicated bank credit facilities. The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. The negative covenants include restrictions on the Company’s ability to create liens and security interests on our assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens and liens arising as a matter of law, such as tax and mechanics liens. The Company may incur

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liens on assets located in the U.S., Canada and Australia of up to five percent of the Company’s consolidated assets, which approximated $1.2 billion as of December 31, 2006. There are no restrictions on incurring liens in countries other than the U.S., Canada and Australia. There are also restrictions on Apache’s ability to merge with another entity, unless the Company is the surviving entity, and a restriction on our ability to guarantee debt of entities not within our consolidated group.

There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes (MAC clauses). The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S., Canadian and Australian subsidiaries, defaults on any direct payment obligation in excess of $100 million or has any unpaid, non-appealable judgment against it in excess of $100 million. The Company was in compliance with the terms of the credit facilities as of December 31, 2006. The Company’s debt-to-capitalization ratio as of December 31, 2006 was 22 percent.

At the Company’s option, the interest rate for the facilities is based on (i) the greater of (a) The JP Morgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent or (ii) the London Inter-bank Offered Rate (LIBOR) plus a margin determined by the Company’s senior long-term debt rating. The $1.5 billion and the $450 million credit facilities (U.S. credit facilities) also allow the Company to borrow under competitive auctions.

At December 31, 2006, the margin over LIBOR for committed loans was .19 percent on the $1.5 billion facility and .23 percent on the other three facilities. If the total amount of the loans borrowed under the $1.5 billion facility equals or exceeds 50 percent of the total facility commitments, then an additional .05 percent will be added to the margins over LIBOR. If the total amount of the loans borrowed under all of the other three facilities equals or exceeds 50 percent of the total facility commitments, then an additional .10 percent will be added to the margins over LIBOR. The Company also pays quarterly facility fees of .06 percent on the total amount of the $1.5 billion facility and .07 percent on the total amount of the other three facilities. The facility fees vary based upon the Company’s senior long-term debt rating. The U.S. credit facilities are used to support Apache’s commercial paper program. The available borrowing capacity under the credit facilities at December 31, 2006 was $690 million.

The Company has certain uncommitted money market lines of credit which are used from time to time for working capital purposes. As of December 31, 2006, $58.8 million was drawn on facilities in Argentina and $10.5 million was drawn on these facilities.

The Company has a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. As of December 31, 2006, the Company has issued $1.56 billion in commercial paper. The weighted-average interest rate for commercial paper was 5.15 percent in 2006 and 3.03 percent in 2005.

On May 15, 2003, Apache Finance Canada Corporation (Apache Finance Canada) issued $350 million of 4.375 percent, 12-year, senior unsecured notes in a private placement. On March 4, 2004, the Company completed an exchange offer with the holders of the notes, issuing publicly traded, registered notes of the same principal amount and with the same interest rates, payment terms and maturity. The notes are irrevocably and unconditionally guaranteed by Apache and are redeemable, as a whole or in part, at Apache Finance Canada’s option, subject to a make-whole premium. Interest is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2003. The proceeds of the original note offering were used to reduce bank debt and outstanding commercial paper and for general corporate purposes.

The Company does not have the right to redeem any of its notes or debentures (other than the Apache Corporation 6.25-percent notes due April 15, 2012, the Apache Finance Australia 6.5-percent notes due 2007 and the Apache Finance Canada 4.375-percent notes due 2015) prior to maturity. Under certain conditions, the

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has the right to advance maturity on the 7.7-percent notes, 7.95-percent notes, 7.375-percent debentures and 7.625-percent debentures.

The notes issued by Apache Finance Pty Ltd (Apache Finance Australia) and Apache Finance Canada are irrevocably and unconditionally guaranteed by Apache and, in the case of Apache Finance Australia, by Apache North America, Inc., an indirect wholly-owned subsidiary of the Company. Under certain conditions related to changes in relevant tax laws, Apache Finance Australia and Apache Finance Canada have the right to redeem the notes prior to maturity. The Apache Finance Australia 6.5-percent notes and the Apache Finance Canada 4.375-percent notes may be redeemed at the Company’s option subject to a make-whole premium (see Note 15 — Supplemental Guarantor Information).

The $12 million of discounts on the Company’s debt as of December 31, 2006, is amortized over the life of the debt issuances as additional interest expense.

As of December 31, 2006 and 2005, the Company had approximately $21 million and $18 million, respectively, of unamortized deferred loan costs associated with its various debt obligations. These costs are included in deferred charges and other in the accompanying consolidated balance sheet and are being amortized to expense over the life of the related debt.

The indentures for the notes described above place certain restrictions on the Company, including limits on Apache’s ability to incur debt secured by certain liens and its ability to enter into certain sale and leaseback transactions. Upon certain change in control, all of these debt instruments would be subject to mandatory repurchase, at the option of the holders.

Aggregate Maturities of Debt

(In thousands)

2007	$1,802,094
2008	353
2009	99,809
2010	—
2011	—
Thereafter	1,919,669

$3,821,925

The debt maturing in 2007 consists of $1.6 billion of commercial paper that was subsequently reduced with $1.5 million of long-term debt issued in January 2007, and $170 million of Apache Finance Australia 6.5-percent notes and various money market lines of credit in Argentina and the U.S. The $1.6 billion of commercial paper is fully supported by available borrowing capacity under U.S. committed credit facilities which expire in 2011.

The Company made cash payments for interest, net of amounts capitalized totaling $150 million in 2006 and $107 million in both 2005 and 2004.

Subsequent Debt

On January 26, 2007, the Company issued $500 million principal amount, $499.5 million net of discount, of senior unsecured 5.625-percent notes maturing January 15, 2017. The Company also issued $1.0 billion principal amount, $993 million net of discount, of senior unsecured 6.0-percent notes maturing January 15, 2037. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The proceeds were used to repay a portion of the Company’s outstanding commercial paper and for general corporate purposes.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INCOME TAXES

Income before income taxes is composed of the following:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

United States	$1,265,915	$1,502,467	$1,120,906
Foreign	2,743,680	2,703,787	1,542,177

Total	$4,009,595	$4,206,254	$2,663,083

The total provision for income taxes consists of the following:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current taxes:
Federal	$65,068	$291,604	$145,164
State	7,106	(2,424)	4,330
Foreign	633,513	694,417	398,612
Deferred taxes	751,457	598,927	444,906

Total	$1,457,144	$1,582,524	$993,012

A reconciliation of the U.S. federal statutory income tax amounts to the effective amounts is shown below:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Statutory income tax	$1,403,358	$1,472,189	$932,079
State income tax, less federal benefit	24,191	12,579	28,023
Taxes related to foreign operations	131,370	147,059	86,263
Realized tax basis in investment	(4,387)	(9,282)	(16,923)
Canadian tax rate reduction	(161,073)	(28,611)	(31,350)
United Kingdom tax rate increase	63,395	—	—
Current and deferred taxes related to currency fluctuations	(4,891)	13,332	58,049
Domestic benefit from tax law change	(2,644)	(9,853)	—
Australian consolidation benefit from tax law change	—	(9,649)	(50,713)
Benefit of previously unrecognized Canadian losses	—	—	(18,226)
All other, net	7,825	(5,240)	5,810

	$1,457,144	$1,582,524	$993,012

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax liability is comprised of the following:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Deferred income	$(5,578)	$(5,968)
State net operating loss carryforwards	(9,475)	(13,439)
Foreign net operating loss carryforwards	(27,818)	(6,154)
Tax credits	(18,828)	—
Accrued expenses and liabilities	(31,644)	(5,773)
Other	(1,528)	(9,492)

Total deferred tax assets	(94,871)	(40,826)
Valuation allowance	—	—

Net deferred tax assets	(94,871)	(40,826)

Deferred tax liabilities:
Other deferred tax liabilities	9,419	—
Depreciation, depletion and amortization	3,618,989	2,621,455

Total deferred tax liabilities	3,628,408	2,621,455

Net deferred income tax liability	$3,533,537	$2,580,629

Approximately $32 million of the net deferred tax assets is classified as current. The December 31, 2006, $9 million of “Other deferred tax liabilities” is classified as current.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries as management intends to permanently reinvest such earnings. As of December 31, 2006, the undistributed earnings of the foreign subsidiaries amounted to approximately $10.2 billion. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

At December 31, 2006, the Company had state net operating loss carryforwards of $192 million and foreign net operating loss carryforwards of $6 million in Canada and $28 million in Argentina. The Company also had $41 million of corporate income tax net operating loss carryforwards and $19 million of supplemental tax net operating loss carryforwards in the U.K. The state net operating losses will expire over the next 20 years, if they are not otherwise utilized. The foreign net operating loss in Canada has a seven-year carryover period, while the Argentina net operating loss has a five-year carryover period. The net operating losses in the U.K. have an indefinite carryover period.

The Company’s tax return filings are subject to review by various taxing authorities in the jurisdictions in which the Company operates. Currently, the Company is under audit by the U.S. Internal Revenue Service (IRS) for the 2002 through 2005 income tax years. The Company is in administrative appeals with the IRS regarding the 2002 and 2003 tax years and is in the process of responding to normal requests for information in respect of the Federal income tax returns for 2004 and 2005. The Company believes that it has adequately provided for income taxes and any related interest which may become payable in future years. However, the resolution of unagreed tax issues in the Company’s open tax years cannot be predicted with absolute certainty and differences may occur.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information related to cash payments for income taxes, net of refunds.

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash payments for income taxes, net of refunds	$828,000	$977,000	$466,000

For the year ended December 31, 2006, approximately 99 percent of the cash payments for income taxes was related to the 2006 tax year, while for the year ended December 31, 2005, approximately 92 percent was related to the 2005 tax year and for the year ended December 31, 2004, 99 percent was related to the 2004 tax year.

7.	ADVANCES FROM GAS PURCHASERS

Advances from gas purchasers represent cash received by Apache prior to 2000 for future natural gas deliveries. It also includes cash received in 2001 upon the termination of gas price swaps related to these future deliveries. These proceeds will be recognized in monthly sales based on the portion of the proceeds applicable to each production month over the remaining life of the contracts. On December 31, 2006 and 2005, advances of $43 million and $69 million, respectively, were outstanding.

8.	CAPITAL STOCK

Common Stock Outstanding

	2006	2005	2004

Balance, beginning of year	330,121,230	327,457,503	324,497,176
Treasury shares issued (acquired), net	(2,170,144)	579,179	66,080
Shares issued for:
Stock-based compensation plans	2,786,339	2,084,548	2,897,327
Fractional shares repurchased	—	—	(3,080)

Balance, end of year	330,737,425	330,121,230	327,457,503

On April 19, 2006, the Company announced that its Board of Directors authorized the purchase of up to 15 million shares of the Company’s common stock representing a market value of approximately $1 billion on the date of the announcement. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any purchases will be at the discretion of Apache’s management. The Company initiated the purchase program on May 1, 2006, after the Company’s first-quarter 2006 earnings information was disseminated in the market. Through December 31, 2006, the Company purchased 2,500,000 shares at an average price of $69.74 per share.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Common Share

A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2006, 2005 and 2004 is presented in the table below:

	2006			2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)

Basic:
Income attributable to common stock	$2,546,771	330,083	$7.72	$2,618,050	328,929	$7.96	$1,663,074	326,046	$5.10
Effect of Dilutive Securities:
Stock options and other	$—	3,128	$—	$—	4,820	$—	$—	4,431	$—

Diluted:
Income attributable to common stock, including assumed conversions	$2,546,771	333,211	$7.64	$2,618,050	333,749	$7.84	$1,663,074	330,477	$5.03

Stock Compensation Plans

As of December 31, 2006, the Company had several stock-based compensation plans, which include stock options, stock appreciation rights, restricted stock, and performance-based share appreciation plans. A description of the Company’s stock-based compensation plans and related costs follows. For 2006, 2005 and 2004, stock-based compensation expensed was $35 million, $61 million and $43 million ($23 million, $40 million and $27 million after-tax), respectively. Costs related to the plans are capitalized or expensed based on the nature of the employee’s activities.

	2006	2005	2004
	(In millions)

Stock-based compensation expensed:
General and administrative	$22	$40	$25
Lease operating costs	13	21	18
Stock-based compensation capitalized	14	29	19

	$49	$90	$62

Stock Options

As of December 31, 2006, officers and employees held options to purchase shares of the Company’s common stock under one or more of the employee stock option plans adopted in 1995, 1998, 2000 and 2005 (collectively, the Stock Option Plans). New shares of company stock will be issued for employee option exercises; however, under the 2000 Stock Option Plan, shares of treasury stock are used for employee option exercises. Under the Stock Option Plans, the exercise price of each option equals the market price of Apache’s common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire after 10 years. The Stock Option Plans allow for accelerated vesting if there is a change in control (as defined in each plan). All of the stock option plans, except for the 2000 Stock Option Plan, were submitted to and approved by the Company’s stockholders.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Stock Option Plans and the Performance Plan is presented in the table and narrative below as of December 31, 2006, 2005 and 2004 (shares in thousands):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average	Shares	Average	Shares	Average
	Shares	Exercise	Under	Exercise	Under	Exercise
	Under Option	Price	Option	Price	Option	Price

Outstanding, beginning of year	7,480	$30.55	7,342	$21.33	9,141	$20.59
Granted	1,805	71.63	2,066	56.27	290	44.73
Exercised	(2,021)	18.99	(1,804)	21.38	(1,913)	20.35
Forfeited or expired	(293)	57.56	(124)	44.99	(176)	25.39

Outstanding, end of year(1)	6,971	43.41	7,480	30.55	7,342	21.33

Expected to vest(1)	3,024	59.50	3,613	36.21	2,783	25.19

Exercisable, end of year(1)	3,612	28.41	3,465	24.00	4,250	20.36

Available for grant, end of year	1,705		3,275		2,819

Weighted average fair value of options granted during the year	$24.38		$19.32		$14.45

(1)	As of December 31, 2006, the remaining contractual life for options outstanding, expected to vest, and exercisable is 6.3 years, 6.3 years and 4.5 years, respectively. The aggregate intrinsic value of options outstanding, expected to vest and exercisable at yearend was $161 million, $21 million and $138 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in the valuation are disclosed in the following table. Expected volatilities are based on implied volatilities of traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The expected dividend yield is based on historical yields on the date of grant. The expected term of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior, current trends and values derived from lattice-based models. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004

Expected volatility	27.79%	33.60%	36.10%
Expected dividend yields	.57%	.56%	.55%
Expected term (in years)	5.5	5.5	4.5
Risk-free rate	4.98%	3.82%	3.65%

The intrinsic value of options exercised during 2006 was approximately $101 million and the Company realized an additional tax benefit of approximately $32 million for the amount of intrinsic value in excess of compensation cost recognized. As of December 31, 2006, the total compensation cost related to non-vested options not yet recognized was $62 million, which will be recognized over the remaining vesting period of the options.

Stock Appreciation Rights

During 2003 and 2004, the Company issued a total of 1,802,210 and 1,328,400, respectively, of stock appreciation rights (SARs) to non-executive employees in lieu of stock options. None were issued in 2005 or 2006. The SARs vest ratably over four years and will be settled in cash upon exercise throughout their 10-year life. The weighted-average exercise price of the SARs was $42.68 and $28.78 for those issued in 2004 and 2003,

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The number of SARs outstanding as of December 31, 2006 was 2,057,581, of which 1,147,473 were exercisable. Because the SARs are cash settled, the Company records compensation expense on the vested SARs outstanding based on the fair value of the SARs at the end of each period. As of yearend, the weighted-average fair value of SARs outstanding was $36.01 based on the Black-Scholes valuation methodology using assumptions comparable to those discussed above. During 2006, 282,570 SARs were exercised and approximately 85,000 were forfeited. The aggregate of cash payments made to settle SARs exercised in 2006 was not material.

Restricted Stock

On May 5, 2002, Apache’s Board of Directors approved an executive restricted stock plan for all executive officers and certain key employees. At the time of grant, participants in the executive restricted stock plan may elect to defer income from restricted stock vesting into the Deferred Delivery Plan. The Company awarded 149,500, 155,300 and 87,500 restricted shares at a per share market price of $71.52, $55.90 and $42.68 in 2006, 2005 and 2004, respectively. The value of the stock issued was established by the market price on the date of grant and will be recorded as compensation expense ratably over the four-year vesting terms. During 2006, 2005 and 2004, $6.1 million, $4.3 million and $2.8 million, respectively, was charged to expense as shares vested. As of December 31, 2006, there was $14 million of total unrecognized compensation cost related to approximately 318,175 unvested shares. The weighted-average remaining life of unvested shares is approximately 3.5 years.

		Weighted-Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Non-vested at January 1, 2006	319,943	$44.51
Granted	149,500	71.52
Vested	(133,323)	38.51
Forfeited	(17,945)	54.66

Non-vested at December 31, 2006	318,175	59.14

In December 1998, the Company granted a conditional stock award to an executive of the Company for a total of 100,000 shares (230,992 shares after adjustment for subsequent stock dividends and a stock split) of the Company’s common stock. The award was composed of five annual installments, commencing on January 1, 1999 and each successive January through January 1, 2003. Vesting occurs on the fifth anniversary following each installment. Under the terms of the award, forty percent of the conditional grants are paid in cash at the market value of the Company’s stock on the date of payment and the balance is issued in Apache common stock. The first three periodic installments vested on January 1, 2004, January 1, 2005 and January 1, 2006. The latter two annual installments will vest on January 1, 2007 and 2008, respectively.

2005 Share Appreciation Plan

On May 5, 2005, the Company’s stockholders approved the 2005 Share Appreciation Plan that provides incentives for employees to double Apache’s share price to $108 by the end of 2008, with an interim goal of $81 to be achieved by the end of 2007. To achieve the trigger price, the Company’s stock price must close at or above the stated threshold for 10 days out of any 30 consecutive trading days by the end of the stated period. Under the plan, if the first threshold is achieved, approximately 1.4 million shares would be awarded for an intrinsic cost of $113 million. Achieving the second threshold would result in approximately 2.1 million shares awarded for an intrinsic cost of $230 million. Shares ultimately issued would be reduced for any minimum tax withholding requirements. Under the terms of this targeted stock plan, awards are payable in four equal installments, beginning with the date the trigger stock price is met and on each succeeding anniversary date.

Current accounting practices dictate that, regardless of whether these thresholds are ultimately achieved, the Company will recognize the fair value cost at the grant date based on numerous assumptions, including an estimate

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the likelihood that Apache’s stock price will achieve these thresholds and the expected forfeiture rate. As a result, the Company will recognize expense and capitalized costs of approximately $81 million over the expected service life of the plan. For 2006 and 2005, $12.1 million ($7.8 million after tax) and $6.6 million ($4.3 million after tax) was expensed, respectively. In 2006 and 2005, $6.2 million and $3.4 million was capitalized, respectively. No material forfeitures occurred during 2006.

A summary of the number of shares contingently issuable as of December 31, 2006 and 2005 is presented in the table below:

	Shares Subject to
	Conditional Grants
	2006	2005
	(In thousands)

Outstanding, beginning of year	3,438	—
Granted	447	3,580
Issued	—	—
Forfeited or cancelled	(356)	(142)

Outstanding, end of year(1)	3,529	3,438

Weighted-average fair value of conditional grants — Share Price Goals(2)	$26.20	$25.11

(1)	Represents shares issuable upon attainment of $81 and $108 per share price goals of 1,395,030 shares and 2,134,100 shares, respectively, in 2006 and 1,374,060 shares and 2,063,890 shares, respectively, in 2005.

(2)	The fair value of each Share Price Goal conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 2006 and 2005, respectively: (i) risk-free interest rate of 3.93 and 3.81 percent; (ii) expected volatility of 28.17 and 28.30 percent; and (iii) expected dividend yield of .56 and .56 percent.

2000 Share Appreciation Plan

In October 2000, the Company adopted the 2000 Share Appreciation Plan under which grants were made to substantially all full-time employees, including officers. The 2000 Share Appreciation Plan provided for issuance of up to an aggregate of 8.08 million shares of Apache common stock, based on attainment of one or more of three share price goals (Share Price Goals) and/or a separate production goal (Production Goal). Generally, shares are issued in three installments over 24 months after achievement of each goal. The shares of Apache common stock contingently issuable under the 2000 Share Appreciation Plan were excluded from the computation of income per common share until the stated goals were met as described below.

The Share Price Goals were based on achieving a closing price of $43.29, $51.95 and $77.92 per share on any 10 days out of any 30 consecutive trading days prior to January 1, 2005. Apache’s share price exceeded the first threshold ($43.29) under this plan on April 28, 2004. As such, the Company issued 913,000 shares of its common stock, after minimum tax withholding requirements, which were distributed in three annual installments in May 2004, 2005 and 2006, respectively. Also, on October 26, 2004, Apache’s share price exceeded the second threshold of $51.95. Accordingly, Apache issued 2.3 million additional shares of its common stock, after minimum tax withholding requirements, in three equal installments in November 2004, 2005 and 2006, respectively. The third share-price threshold ($77.92) did not trigger and the related grants were cancelled as of December 31, 2004. A

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summary of the number of shares contingently issued under the Share Price Goals as of December 31, 2006, 2005 and 2004 is presented in the table below:

	Shares Subject to
	Conditional Grants
	2006		2005		2004
	(In thousands)

Outstanding, beginning of year		1,442		3,008	6,324
Granted		—		—	15
Issued		(1,398)		(1,483)	(1,531)
Forfeited or cancelled		(44)		(83)	(1,800)

Outstanding, end of year(1)		—		1,442	3,008

Weighted-average fair value of conditional grants — Share Price Goals(2)	$	N/A	$	N/A	$19.74

(1)	The outstanding shares at the end of 2005 and 2004 represent those shares remaining to be issued as a result of attainment of the $43.29 and $51.95 per share price goals. The remaining shares were issued net of minimum tax withholding as employees fulfilled the one-year remaining service period requirement in 2006.

(2)	The fair value of each Share Price Goal conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for grants in 2004: (i) risk-free interest rate of 3.04 percent; (ii) expected volatility of 35.97 percent; and (iii) expected dividend yield of .96 percent.

Timing of expense recognition under the 2000 Share Appreciation Plan was based on the accounting policies in place for each year the plan was outstanding and vesting (See Note 1, Summary of Significant Accounting Policies). The shares were initially granted in 2000 and were not expensed under APB Opinion No. 25. In 2004, Apache adopted SFAS No. 123-R retrospectively, to January 1, 2004, and expensed stock based compensation vesting during the year. Under SFAS No. 123-R expense amounts are determined based on the fair value of the plan on the date of grant and for 2006, 2005 and 2004, respectively, the Company recorded $1.1 million ($.7 million after-tax), $6.3 million ($4.1 million after-tax) and $13.1 million ($8.2 million after-tax) of expense, net of capitalized amounts for this plan of $.6 million, $3.5 million and $6.5 million.

The Production Goal was not attained prior to January 1, 2005 and, therefore, no shares were issued under that goal and the related grants were cancelled as of December 31, 2004.

Preferred Stock

The Company has five million shares of no par preferred stock authorized, of which 25,000 shares have been designated as Series A Junior Participating Preferred Stock (the Series A Preferred Stock) and 100,000 shares have been designated as the 5.68 percent Series B Cumulative Preferred Stock (the Series B Preferred Stock).

Rights to Purchase Series A Preferred Stock

In December 1995, the Company declared a dividend of one right (a Right) for each 2.31 shares (adjusted for subsequent stock dividends and a two-for-one stock split) of Apache common stock outstanding on January 31, 1996. Each full Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share, subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache common stock. In addition, if a person or group becomes the beneficial owner of 20 percent or more of Apache’s outstanding common stock (flip in event); each Right will become exercisable for shares of Apache’s common stock at 50 percent of the then

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market price of the common stock. If a 20 percent shareholder of Apache acquires Apache, by merger or otherwise, in a transaction where Apache does not survive or in which Apache’s common stock is changed or exchanged (flip over event), the Rights become exercisable for shares of the common stock of the company acquiring Apache at 50 percent of the then market price for Apache common stock. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. If an offer to acquire all of the Company’s outstanding shares of common stock is determined to be fair by Apache’s board of directors, the transaction will not trigger a flip in event or a flip over event. The Company may also redeem the Rights at $.01 per Right at any time until 10 business days after public announcement of a flip in event. These rights were originally scheduled to expire on January 31, 2006. Effective as of that date, the rights were reset to one right per share of common stock and the expiration was extended to January 31, 2016. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

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

Comprehensive Income

Components of accumulated other comprehensive income (loss) consists of the following:

	For the Year Ended December 31,
	2006	2005	2004
		(In thousands)

Currency translation adjustments	$(108,750)	$(108,750)	$(108,750)
Unrealized gain (loss) on derivatives (Note 3)	83,534	(256,858)	(20,732)
Unfunded pension and post retirement benefit plan	(6,116)	—

Accumulated other comprehensive loss	$(31,332)	$(365,608)	$(129,482)

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005. See Note 3, Hedging and Derivative Instruments for a discussion of the Company’s derivative instruments.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)

Long-term debt:
Apache
Money market lines of credit	$10,500	$10,500	$—	$—
Commercial paper	1,560,000	1,560,000	—	—
6.25-percent debentures	398,270	415,304	398,006	430,120
7-percent notes	148,713	167,021	148,639	168,750
7.625-percent notes	149,256	175,374	149,222	176,775
7.7-percent notes	99,684	119,036	99,678	126,490
7.95-percent notes	178,710	218,254	178,683	234,828
7.375-percent debentures	148,035	173,271	148,028	188,700
7.625-percent debentures	149,176	172,943	149,175	193,680
Subsidiary and other obligations
Argentina money market lines of credit	58,757	58,757	—	—
Fletcher notes	4,252	4,252	4,526	4,652
Apache Finance Australia 6.5-percent notes	169,837	171,411	169,678	175,151
Apache Finance Australia 7-percent notes	99,809	103,329	99,733	106,160
Apache Finance Canada 4.375-percent notes	349,756	322,959	349,732	336,805
Apache Finance Canada 7.75-percent notes	297,170	363,519	297,128	390,540

The fair value of the notes and debentures is based upon an estimate provided to the Company by an independent investment banking firm. The carrying amount of the commercial paper and money market lines of credit approximated fair value because the interest rates are variable and reflective of market rates. The Company’s trade receivables and trade payables are by their very nature short-term. The carrying values included in the accompanying consolidated balance sheet approximate fair value at December 31, 2006 and 2005.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

Texaco China B.V.

Apache recorded a reserve in the second quarter of 2004 to fully reflect a pre-tax $71 million international arbitration award to Texaco China B.V. (Texaco China). The arbitration award was subject to interest at nine percent until May 6, 2005, the date following the federal district court ruling discussed below. On May 6, 2005, the interest rate dropped to 3.33 percent. Apache accrued $3.2 million of interest expense in 2004, $3.8 million in 2005 and $593,000 in the first quarter of 2006. In September 2001, Texaco China initiated an arbitration proceeding against Apache China Corporation LDC (Apache China), later adding Apache Bohai Corporation LDC (Apache Bohai) to the arbitration. In the arbitration Texaco China claimed damages, plus interest, arising from Apache Bohai’s alleged failure to drill three wells, prior to re-assignment of the interest to Texaco China. Apache believes that the finding of the arbitrator is unsupported by the facts and the law, and Apache filed an application to vacate the award in federal court. Texaco China filed an application to confirm the award in the same court. On May 5, 2005, the federal district court ruled in favor of Texaco China. The Company appealed that decision to the circuit court of appeals. In January 2005, while awaiting the decision of the U.S. federal courts, Texaco China also filed a proceeding against Apache

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

China and Apache Bohai in the People’s Republic of China to recognize the award, apparently seeking the same relief as sought in U.S. federal court. The parties subsequently agreed to stay enforcement of the arbitration award in China and elsewhere pending the final, determinative outcome of all possible appeals in the U.S. federal courts. On February 27, 2007, the Fifth Circuit Court of Appeals affirmed the trial court’s decision in favor of Texaco China. Apache is considering its remaining appeal options.

Predator

In December 2000, certain subsidiaries of the Company and Murphy Oil Corporation (Murphy) filed a lawsuit in Canada charging The Predator Corporation Ltd. (Predator) and others with misappropriation and misuse of confidential well data to obtain acreage offsetting a significant natural gas discovery in the Ladyfern area of northeast British Columbia made by Apache Canada Ltd. (Apache Canada) and Murphy during 2000. In February 2001, Predator filed a counterclaim seeking more than C$6 billion and later reduced this amount to approximately C$3.6 billion. In September 2004, the Canadian court granted Apache Canada’s motion for summary judgment on the counterclaim, dismissing more than C$3 billion of Predator’s claims against Apache Canada and Murphy, and dismissing all claims against both Murphy’s president and Apache Canada’s president. Predator appealed the summary judgment. On February 28, 2006, the Court of Appeal of Alberta dismissed Predator’s appeal. Predator did not seek review by the Supreme Court of Canada. The trial court also granted Apache Canada’s request for costs and disbursements in the approximate amount of C$700,000, which Predator paid. In September 2006 the trial court rendered a judgment (the Judgment) in favor of Murphy and Apache’s claim against Predator and dismissed Predator’s C$365 million remaining counterclaim against Murphy and Apache. The parties entered into a settlement agreement not to appeal the judgment, thereby making the judgment final. As a result, Apache recognized approximately $8 million of revenue in the third quarter of 2006.

Grynberg

In 1997, Jack J. Grynberg began filing lawsuits against other natural gas producers, gatherers, and pipelines claiming that the defendants have under paid royalty to the federal government and Indian tribes by mis-measurement of the volume and heating content of natural gas and are responsible for acts of others who mis-measured natural gas. In 2004, Grynberg filed suit against Apache making the same claims he had made previously against others in the industry. With the addition of Apache, there are more than 300 defendants to these actions. The Grynberg lawsuits have been consolidated through a federal Multi-District Litigation (MDL) action located in Wyoming federal court for discovery and pre-trial purposes. The defendants in the MDL, jointly and/or separately, filed motions to dismiss based upon certain statutory requirements Grynberg is required to prove to proceed with these qui tam lawsuits. On October 20, 2006, the multi-district Judge ruled in favor of Apache and other defendants on these motions to dismiss, dismissing Grynberg’s lawsuit against Apache and others. Grynberg has appealed the ruling. Although Grynberg purports to be acting on behalf of the government, the federal government has declined to join in the cases. While an adverse judgment against Apache is possible, Apache does not believe the plaintiff’s claims have merit and plans to vigorously pursue its defenses against these claims. Exposure related to this lawsuit is not currently determinable.

Egypt Tax Authority

As of the end of 2004, the Egyptian Tax Authority (ETA) had issued claims for back taxes against various Apache subsidiaries in Egypt totaling approximately $113.4 million (at current exchange rates) relating to periods as far back as 1994. In July 2005, the ETA made a new claim for approximately $85 million of additional taxes for the 1994-1999 tax years. All of the ETA tax claims, have now been finally resolved in Apache’s favor with no liability.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Argentine Environmental Claims

In connection with the Pioneer acquisition, the Company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. PNRA is cooperating with the proceedings, although it from time to time challenges whether certain assessed fines, which could exceed $100,000, are appropriate. PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice. The plaintiffs, a private group of landowners, have also named the national government and several provinces as third parties. The lawsuit alleges injury to the environment generally by the oil and gas industry. The plaintiffs principally seek from all defendants, jointly, (i) the remediation of the contaminated sites, of the superficial and underground waters, and of the soil that was degraded as a result of deforestation, (ii) if the remediation is not possible, payment of an indemnification for the material and moral damages in an unspecified amount claimed from defendants operating in the Neuquén basin, of which PNRA is a small portion, (iii) adoption of all of the necessary measures to prevent future environmental damages, and (iv) the creation of a private restoration fund to provide coverage for remediation of potential future environmental damages. Much of the alleged damage relates to operations by the Argentine state oil company, which conducted oil and gas operations throughout Argentina prior to its privatization, which began in 1990. While the plaintiffs will seek to make all oil and gas companies operating in the Neuquén basin jointly liable for each others’ actions, PNRA will defend on an individual basis and attempt to require the plaintiffs to delineate damages by company. PNRA intends to defend itself vigorously in the case. It is not certain exactly how or what the court will do in this matter as it is the first of its kind. While it is possible PNRA may incur liabilities related to the environmental claims, no reasonable prediction can be made as PNRA’s exposure related to this lawsuit is not currently determinable.

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

In a case styled Ned Comer, et al vs. Murphy Oil USA, Inc., et al, Case No: 1:05-cv-00436; U.S.D.C., United States District Court, Southern District of Mississippi., Mississippi property owners whose homes and businesses were damaged by Hurricane Katrina are requesting class certification. They allege that hurricanes’ meteorological effects increased in frequency and intensity due to global warming, and there will be continued future damage from increasing intensity of storms and sea level rises. They claim this was caused by the various

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendants (oil and gas companies, electric and coal companies, and chemical manufacturers). Plaintiffs claim defendants’ emissions of “greenhouse gases”, cause global warming, which they blame as the cause of their damages. They also claim that the oil company defendants artificially inflated and manipulated the prices of gasoline, diesel fuel, jet fuel, natural gas, and other end-use petrochemicals, and covered it up by misrepresentations. They further allege a conspiracy to disseminate misinformation and cover up the relationship between the defendants and global warming. Plaintiffs seek, among other damages, actual, consequential, and punitive or exemplary damages. A motion has been filed to amend the lawsuit and add additional defendants, including Apache. Apache has not yet been served.

Insurance Claims

In connection with damage related to Hurricanes Katrina and Rita in 2005, Apache has filed claims with OIL Insurance Ltd. (“OIL”), who provided Apache’s first level of property damage insurance coverage (“OIL Coverage”) and with its principal commercial insurance underwriters, who provided Apache with property damage insurance coverage in excess of OIL Coverage, business interruption insurance coverage, and liability coverage (collectively “Excess Coverage”). Through December 31, 2006, we have received payments of $37 million from OIL for property damage and $150 million from underwriters providing Excess Coverage for business interruption (the entire amount of the business interruption coverage) and $5 million for property damage. In addition, Apache has $87 million of outstanding claims under its Excess Coverage for property damage and anticipates additional claims of $13 million, which is the remainder of the coverage for property damage (collectively the “Remaining Claims”). In addition, Apache’s liability policy with certain underwriters who provided Excess Coverage includes an endorsement providing $165 million per occurrence for wreck removal costs and expenses. Similarly, Apache has a second layer of liability coverage from certain underwriters which provides an additional $100 million of excess coverage per occurrence which includes the same endorsement for wreck removal costs and expenses (the “Second Excess Coverage”). Apache informed the lead underwriter on the Excess Coverage policy and the Second Excess Coverage policy, of our plans to make a claim under the wreck removal coverage, and the lead underwriter has requested that Apache not make such claims in return for payment of the Remaining Claims and a waiver of the underwriters’ alleged right to seek repayment of the amounts already paid to Apache for property damage and business interruption. On account of this request from the lead underwriter, Apache filed an action styled “Apache Corporation v. Houston Casualty Company, and Certain Underwriters at Interest” in the District Court of Harris County in Houston, Texas seeking a declaratory judgment that the underwriters providing Excess Coverage are obligated to pay the Remaining Claims and have no right to seek repayment of any previously paid amounts, regardless of any final resolution of Apache’s right to recovery under the wreck removal endorsement.

General

The Company is involved in other litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. The Company has an accrued liability of approximately $7 million for other legal contingencies that are probable of occurring and can be reasonably estimated. It is management’s opinion that the loss for any such other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks.

Apache manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company also conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any possible remediation effort. As it relates to evaluations of purchased properties, depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Apache’s satisfaction, or agree to assume liability for the remediation of the property. The Company’s general policy is to limit any reserve additions to any incidents or sites that are considered probable to result in an expected remediation cost exceeding $100,000. Any environmental costs and liabilities that are not reserved for are treated as an expense when actually incurred. In our estimation, neither these expenses nor expenses related to training and compliance programs are likely to have a material impact on our financial condition. As of December 31, 2006, the Company had an undiscounted reserve for environmental remediation of approximately $17 million. Apache is not aware of any environmental claims existing as of December 31, 2006, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

International Lease Concessions

The Company, through its subsidiaries, has acquired or has been conditionally or unconditionally granted exploration rights in Egypt, Australia, the North Sea and Argentina. In order to comply with the contracts and agreements granting these rights, the Company, through various wholly-owned subsidiaries, is committed to expend approximately $240 million through 2010.

Contractual Obligations

The Company has leases for buildings, facilities and equipment with varying expiration dates through 2035. Net rental expense was $23 million, $20 million, and $17 million for 2006, 2005 and 2004, respectively.

The Company has additional purchase commitments in Egypt, not included in the table below, for pipeline and gas plant construction totaling $390 million through 2008.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, minimum rental commitments under long-term operating leases, net of sublease rental income, drilling rigs and long-term pipeline transportation commitments, ranging from one to 29 years, are as follows:

	Net Minimum Commitments
				Pipeline
	Total	Leases	Drilling Rigs	Transmission
		(In thousands)

2007	$384,651	$15,016	$333,366	$36,269
2008	127,037	14,655	82,670	29,712
2009	46,536	15,205	13,425	17,906
2010	36,787	15,066	3,849	17,872
2011	32,844	15,173	—	17,671
Thereafter	187,830	34,390	—	153,440

	$815,685	$109,505	$433,310	$272,870

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

Vesting in the Company’s contributions to the 401(k) savings plan, the money purchase retirement plan and the non-qualified retirement/savings plan occurs at the rate of 20 percent for every full-year of employment. Upon a change in control of ownership, vesting is immediate. Total costs under all plans were $41 million, $39 million and $31 million for 2006, 2005 and 2004, respectively.

Apache also provides a funded noncontributory defined benefit pension plan (U.K. Pension Plan) covering existing BP North Sea employees hired by the Company as part of the BP acquisition. The pension plan provides defined benefits based on years of service and final average salary. The plan is closed to newly hired employees.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2006 and 2005 and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. Apache uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2006		2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)

Change in Projected Benefit Obligation
Projected benefit obligation beginning of period	$103,367	$16,053	$88,726	$11,039
Service cost	7,189	1,517	6,286	1,399
Interest cost	5,218	899	4,463	812
Foreign currency exchange rate changes	14,920	—	(10,864)	—
Amendments	—	—	—	—
Actuarial losses/(gains)	(3,303)	(1,106)	14,893	2,848
Effect of curtailment and settlements	—	—	—	—
Benefits paid	(1,764)	(320)	(137)	(129)
Retiree contributions	—	183	—	84

Projected benefit obligation at end of year	125,627	17,226	103,367	16,053
Change in Plan Assets
Fair value of plan assets at beginning of period	90,886	—	82,022	—
Actual return on plan assets	5,661	—	13,780	—
Foreign currency exchange rate changes	13,253	—	(9,756)	—
Employer contributions	4,785	137	4,977	45
Benefits paid	(1,764)	(320)	(137)	(129)
Retiree contributions	—	183	—	84

Fair value of plan assets at end of year	112,821	—	90,886	—
Reconciliation of Funded Status
Funded status of plan	(12,806)	(17,226)	(12,481)	(16,053)
Unrecognized actuarial (gain)/loss	N/A	N/A	7,576	6,385
Unrecognized prior service cost	N/A	N/A	—	—
Unrecognized net transition obligation	N/A	N/A	—	485

Plan benefit asset/(obligation)	(12,806)	(17,226)	(4,905)	(9,183)
Pretax Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	5,228	4,989	N/A	N/A
Prior service cost	—	—	N/A	N/A
Transition obligation	—	441	N/A	N/A

	5,228	5,430	N/A	N/A
Weighted Average Assumptions used as of December 31
Discount rate	5.10%	5.77%	4.70%	5.50%
Salary increases	4.10%	N/A	3.80%	N/A
Expected return on assets	6.50%	N/A	5.75%	N/A
Healthcare cost trend
— Initial	N/A	9.00%	N/A	9.00%
— Ultimate in 2011	N/A	5.00%	N/A	5.00%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005, the accumulated benefit obligation for the pension plan was $90 million and $76 million, respectively.

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

		Percentage of Plan Assets at
	Target Allocation	Year-End
	2006	2006	2005

Asset Category
Equity securities	50%	54%	51%
Debt securities	50%	46%	49%

Total	100%	100%	100%

The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31, 2006, 2005 and 2004.

	2006		2005		2004
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
			(In thousands)

Components of Net Periodic Benefit Costs
Service cost	$7,189	$1,517	$6,286	$1,399	$5,507	$969
Interest cost	5,218	899	4,463	812	3,661	628
Expected return on assets	(5,750)	—	(4,822)	—	(3,589)	—
Amortization of:
Transition obligation	—	44	—	44	—	44
Actuarial (gain)/loss	—	290	—	331	—	250

Net periodic benefit cost	$6,657	$2,750	$5,927	$2,586	$5,579	$1,891

Weighted Average Assumptions used to determine Net Periodic Benefit Costs for the Years ended December 31
Discount rate	4.70%	5.50%	5.30%	5.75%	5.50%	6.25%
Salary increases	3.80%	N/A	3.80%	N/A	3.75%	N/A
Expected return on assets	5.75%	N/A	6.00%	N/A	6.25%	N/A
Healthcare cost trend
— Initial	N/A	9.00%	N/A	9.00%	N/A	10.00%
— Ultimate in 2010	N/A	5.00%	N/A	5.00%	N/A	5.00%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates effect amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In thousands)

Effect on service and interest cost components	$316	$(273)
Effect on postretirement benefit obligation	1,992	(1,744)

Apache expects to contribute approximately $6 million to its pension plan and $402,000 to its postretirement benefit plan in 2007. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Postretirement
	Benefits	Benefits
	(In thousands)

2007	$822	$402
2008	1,330	566
2009	1,370	760
2010	1,390	992
2011	1,429	1,249
Years 2012 — 2016	18,202	10,022

11.	MAJOR CUSTOMERS

In 2006, purchases by BP accounted for 20 percent of the Company’s oil and gas production revenues.

In 2005, purchases by BP and Shell each accounted for 16 percent of the Company’s oil and gas production revenues.

In 2004, purchases by EGPC and BP accounted for 17 percent and 15 percent, respectively, of the Company’s oil and gas production revenues.

Concentration of Credit Risk

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Apache has not experienced significant credit losses on such sales. Apache sells a large portion of its Egyptian crude oil and natural gas to EGPC for U.S. dollars. Beginning in 2001, we experienced a gradual decline in timeliness of receipts from EGPC for our Egyptian oil and gas sales. Deteriorating economic conditions during 2001 in Egypt lessened the availability of U.S. dollars, resulting in a one to two month delay in receipts from EGPC. During 2006, we experienced variability in the timing of cash receipts from EGPC. We have not established a reserve for these Egyptian receivables because we continue to get paid, albeit late, and have no indication that we will not be able to collect our receivable.

12.	BUSINESS SEGMENT INFORMATION

Apache has interests in six countries: the United States, Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea and Argentina. The Company divested its interest in China effective July 1, 2006. Apache’s reportable segments are primarily in the business of crude oil and natural gas exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache’s

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

							Other
	United States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
				(In thousands)

2006
Oil and gas production revenues	$3,027,227	$1,379,626	$1,664,103	$408,453	$1,355,139	$167,195	$72,510	$8,074,253
Operating Expenses:
Depreciation, depletion and amortization	765,564	365,369	247,354	147,413	179,625	93,025	18,009	1,816,359
Asset retirement obligation accretion	65,357	8,506	—	2,527	11,808	733	—	88,931
Lease operating costs	619,346	305,323	147,656	57,942	185,902	40,807	5,398	1,362,374
Gathering and transportation costs	31,810	34,246	10,995	—	26,387	763	121	104,322
Severance and other taxes	116,624	16,115	—	19,524	394,487	2,559	4,669	553,978

Operating Income (Loss)	$1,428,526	$650,067	$1,258,098	$181,047	$556,930	$29,308	$44,313	4,148,289

Other Income (Expense):
Other								40,981
General and administrative								(211,334)
Gain on China divestiture								173,545
Financing costs, net								(141,886)

Income Before Income Taxes								$4,009,595

Net Property and Equipment	$10,139,918	$5,411,726	$1,806,901	$1,184,180	$1,544,778	$1,258,749	$—	$21,346,252

Total Assets	$11,486,070	$5,821,685	$2,423,655	$1,322,501	$1,839,150	$1,404,382	$10,732	$24,308,175

Additions to Net Property and Equipment	$3,159,613	$1,250,355	$569,316	$218,345	$335,055	$1,311,804	$11,794	$6,856,282

2005
Oil and gas production revenues	$2,824,522	$1,450,801	$1,358,183	$400,791	$1,274,470	$17,220	$131,304	$7,457,291
Operating Expenses:
Depreciation, depletion and amortization	580,294	266,780	221,230	102,139	187,315	7,214	50,710	1,415,682
Asset retirement obligation accretion	31,657	6,811	—	2,414	12,709	129	—	53,720
Lease operating costs	477,780	229,592	116,160	55,666	146,015	4,012	11,250	1,040,475
Gathering and transportation costs	29,954	33,309	7,991	—	28,248	—	758	100,260
Severance and other taxes	107,300	22,279	—	38,386	285,293	—	—	453,258

Operating Income (Loss)	$1,597,537	$892,030	$1,012,802	$202,186	$614,890	$5,865	$68,586	4,393,896

Other Income (Expense):
Other								126,953
General and administrative								(198,272)
Financing costs, net								(116,323)

Income Before Income Taxes								$4,206,254

Net Property and Equipment	$7,745,703	$4,526,113	$1,894,141	$1,113,181	$1,391,048	$42,875	$78,279	$16,791,340

Total Assets	$8,690,410	$4,952,561	$2,509,970	$1,318,233	$1,625,168	$60,047	$115,407	$19,271,796

Additions to Net Property and Equipment	$1,656,780	$1,454,636	$541,732	$252,787	$467,421	$36,589	$22,545	$4,432,490

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Other
	United States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
				(In thousands)

2004
Oil and gas production revenues	$2,332,064	$1,014,097	$932,767	$458,006	$472,091	$7,723	$91,269	$5,308,017
Operating Expenses:
Depreciation, depletion and amortization	554,598	204,181	176,307	118,183	126,667	2,581	39,635	1,222,152
Asset retirement obligation accretion	25,531	6,078	—	2,277	12,048	126	—	46,060
Lease operating costs	376,608	186,043	92,791	52,309	143,453	2,390	10,784	864,378
Gathering and transportation costs	28,324	30,741	—	—	22,619	—	577	82,261
Severance and other taxes	67,544	22,766	—	64,345	(61,361)	454	—	93,748

Operating Income (Loss)	$1,279,459	$564,288	$663,669	$220,892	$228,665	$2,172	$40,273	2,999,418

Other Income (Expense):
Other								24,560
General and administrative								(173,194)
Financing costs, net								(116,485)
China litigation provision								(71,216)

Income Before Income Taxes								$2,663,083

Net Property and Equipment	$6,754,515	$3,338,990	$1,573,639	$951,704	$1,112,451	$22,617	$106,443	$13,860,359

Total Assets	$7,394,542	$3,633,469	$1,948,833	$1,131,026	$1,244,419	$34,154	$116,037	$15,502,480

Additions to Net Property and Equipment	$2,050,025	$816,198	$392,300	$178,280	$369,542	$4,712	$21,875	$3,832,932

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. Apache has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

							Other
	United States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
				(In thousands)

2006
Oil and gas production revenues	$3,027,227	$1,379,626	$1,664,103	$408,453	$1,355,139	$167,195	$72,510	$8,074,253

Operating costs:
Depreciation, depletion and amortization(1)	742,981	355,446	247,354	146,406	178,682	91,562	17,991	1,780,422
Asset retirement obligation accretion	65,357	8,506	—	2,527	11,808	733	—	88,931
Lease operating expenses	619,346	305,323	147,656	57,942	185,902	40,807	5,398	1,362,374
Gathering and transportation costs	31,810	34,246	10,995	—	26,387	763	121	104,322
Production taxes(2)	104,535	8,982	—	19,524	394,487	2,559	—	530,087
Income tax	519,435	215,147	603,887	61,898	278,937	10,770	16,170	1,706,244

	2,083,464	927,650	1,009,892	288,297	1,076,203	147,194	39,680	5,572,380

Results of operations	$943,763	$451,976	$654,211	$120,156	$278,936	$20,001	$32,830	$2,501,873

Amortization rate per boe	$10.90	$9.97	$6.23	$8.48	$8.31	$9.08	$15.56	$9.29

2005
Oil and gas production revenues	$2,824,522	$1,450,801	$1,358,183	$400,791	$1,274,470	$17,220	$131,304	$7,457,291

Operating costs:
Depreciation, depletion and amortization(1)	556,922	261,195	221,230	100,798	186,675	7,214	50,678	1,384,712
Asset retirement obligation accretion	31,657	6,811	—	2,414	12,709	129	—	53,720
Lease operating expenses	477,780	229,592	116,160	55,666	146,015	4,012	11,250	1,040,475
Gathering and transportation costs	29,954	33,309	7,991	—	28,248	—	758	100,260
Production taxes(2)	99,009	9,112	—	38,386	285,293	—	—	431,800
Income tax	578,366	332,435	486,145	69,199	246,212	2,053	22,644	1,737,054

	1,773,688	872,454	831,526	266,463	905,152	13,408	85,330	4,748,021

Results of operations	$1,050,834	$578,347	$526,657	$134,328	$369,318	$3,812	$45,974	$2,709,270

Amortization rate per boe	$8.78	$7.71	$6.34	$6.82	$7.76	$11.75	$17.07	$7.99

2004
Oil and gas production revenues	$2,332,064	$1,014,097	$932,767	$458,006	$472,091	$7,723	$91,269	$5,308,017

Operating costs:
Depreciation, depletion and amortization(1)	531,593	200,155	176,307	117,098	126,237	2,582	39,604	1,193,576
Asset retirement obligation accretion	25,531	6,078	—	2,277	12,048	126	—	46,060
Lease operating expenses	376,608	186,043	92,791	52,309	143,453	2,390	10,784	864,378
Gathering and transportation costs	28,324	30,741	—	—	22,619	—	577	82,261
Production taxes(2)	62,791	9,551	—	64,345	(61,361)	454	—	75,780
Income tax	490,206	233,949	318,561	75,472	98,511	760	13,300	1,230,759

	1,515,053	666,517	587,659	311,501	341,507	6,312	64,265	3,492,814

Results of operations	$817,011	$347,580	$345,108	$146,505	$130,584	$1,411	$27,004	$1,815,203

Amortization rate per boe	$7.88	$6.28	$5.60	$6.53	$6.49	$5.87	$14.27	$7.01

(1)	This amount only reflects DD&A of capitalized costs of oil and gas proved properties and, therefore, does not agree with DD&A reflected on Note 12, Business Segment Information.

(2)	This amount only reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with severance and other taxes reflected on Note 12, Business Segment Information.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred In Oil And Gas Property Acquisition, Exploration, And Development Activities

							Other
	United States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
				(In thousands)

2006
Acquisitions:
Proved	$1,246,748	$5,859	$—	$23,981	$—	$800,673	$—	$2,077,261
Unproved	71,260	—	—	—	3,060	321,500	—	395,820
Exploration	102,711	212,700	84,404	127,246	110,465	76,503	2,028	716,057
Development	1,660,523	891,008	376,877	58,573	219,033	39,067	10,260	3,255,341

Costs incurred(1)	$3,081,242	$1,109,567	$461,281	$209,800	$332,558	$1,237,743	$12,288	$6,444,479

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$29,300	$21,793	$6,389	$3,819	$—	$—	$—	$61,301
Asset retirement costs	$348,057	$25,301	$—	$2,108	$—	$15,146	$—	$390,612
2005
Acquisitions:
Proved	$22,126	$27,037	$—	$—	$—	$—	$—	$49,163
Unproved	2,721	—	—	—	—	1,508	—	4,229
Exploration	67,343	286,421	67,028	94,385	24,867	22,491	—	562,535
Development	1,551,702	947,247	293,021	136,782	440,045	3,472	22,521	3,394,790

Costs incurred(1)	$1,643,892	$1,260,705	$360,049	$231,167	$464,912	$27,471	$22,521	$4,010,717

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$25,600	$17,336	$7,725	$2,727	$3,600	$—	$—	$56,988
Asset retirement costs	$532,784	$31,021	$—	$10,624	$(27,760)	$—	$—	$546,669
2004
Acquisitions:
Proved	$1,081,760	$9,839	$—	$—	$1,677	$—	$—	$1,093,276
Unproved	126,770	—	—	—	—	—	—	126,770
Exploration	85,375	179,990	62,771	53,736	15,002	4,277	—	401,151
Development	718,924	602,755	245,704	86,706	352,171	398	21,818	2,028,476

Costs incurred(1)	$2,012,829	$792,584	$308,475	$140,442	$368,850	$4,675	$21,818	$3,649,673

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$21,000	$15,152	$6,563	$1,748	$6,285	$—	$—	$50,748
Asset retirement costs	$183,915	$10,681	$—	$—	$(643)	$—	$—	$193,953

Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s oil and gas production, exploration and development activities:

							Other
	United States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
				(In thousands)

2006
Proved properties	$15,994,802	$6,179,127	$2,238,035	$1,708,255	$2,032,133	$955,137	$432	$29,107,921
Unproved properties	332,263	339,157	139,857	63,327	73,046	337,093	—	1,284,743

	16,327,065	6,518,284	2,377,892	1,771,582	2,105,179	1,292,230	432	30,392,664
Accumulated DD&A	(6,347,121)	(1,536,844)	(1,219,794)	(778,006)	(563,550)	(104,194)	999	(10,548,510)

	$9,979,944	$4,981,440	$1,158,098	$993,576	$1,541,629	$1,188,036	$1,431	$19,844,154

2005
Proved properties	$12,983,185	$5,117,868	$2,193,279	$1,512,215	$1,735,646	$46,264	$248,332	$23,836,789
Unproved properties	264,147	291,120	132,509	49,566	38,675	11,129	8,560	795,706

	13,247,332	5,408,988	2,325,788	1,561,781	1,774,321	57,393	256,892	24,632,495
Accumulated DD&A	(5,607,170)	(1,208,397)	(1,008,660)	(645,244)	(384,868)	(14,559)	(177,290)	(9,046,188)

	$7,640,162	$4,200,591	$1,317,128	$916,537	$1,389,453	$42,834	$79,602	$15,586,307

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2006, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

					2003
	Total	2006	2005	2004	and Prior
			(In thousands)

Property acquisition costs	$908,757	$453,059	$127,212	$148,428	$180,058
Exploration and development	351,745	151,470	111,349	52,314	36,612
Capitalized interest	24,241	5,692	8,118	2,547	7,884

Total	$1,284,743	$610,221	$246,679	$203,289	$224,554

Oil and Gas Reserve Information

We engage Ryder Scott Company, L.P. Petroleum Consultants as independent petroleum engineers to review our estimates of proved hydrocarbon liquid and gas reserves and provide an opinion letter on the reasonableness of Apache’s internal projections. Ryder Scott opined that they were in acceptable agreement with the Company’s overall reserve estimates and that the reserves they reviewed conform to the SEC’s definition of proved reserves as set forth in Rule 210.4-10 (a) of Regulation S-X. The independent reviews typically cover a large percentage of major value fields, international properties and new wells drilled during the year. During 2006, 2005 and 2004, their review covered 75, 74 and 79 percent of Apache’s worldwide estimated reserve value, respectively.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represent estimates and should not be construed as being exact.

	Crude Oil, Condensate and Natural Gas Liquids								Natural Gas
								(Millions of cubic feet)
	(Thousands of barrels)																Total
																	(Thousand
																	barrels of
	United				North				United				North				oil
	States	Canada	Egypt	Australia	Sea	Argentina	China	Total	States	Canada	Egypt	Australia	Sea	Argentina	China	Total	equivalent)

Proved developed reserves:
December 31, 2003	265,135	91,501	54,881	26,999	147,880	845	6,448	593,689	1,565,855	1,411,877	337,844	218,745	3,902	2,750	—	3,540,973	1,183,851
December 31, 2004	320,752	87,914	57,084	18,919	172,260	910	4,811	662,650	1,722,803	1,479,271	474,028	158,789	6,804	2,364	—	3,844,059	1,303,327
December 31, 2005	313,580	87,012	59,197	22,550	189,385	1,573	3,393	676,690	1,711,060	1,799,102	605,687	649,972	7,475	2,594	—	4,775,890	1,472,672
December 31, 2006	343,743	102,417	58,366	20,197	178,364	25,378	—	728,464	1,840,105	1,591,157	664,818	584,236	6,840	438,391	—	5,125,547	1,582,722
Total proved reserves:
Balance December 31, 2003	389,365	168,406	73,173	53,102	147,880	1,140	10,822	843,888	2,029,392	1,605,683	550,967	683,273	3,902	2,751	—	4,875,968	1,656,549
Extensions, discoveries and
other additions	26,600	1,106	26,865	10,422	45,261	229	(43)	110,440	291,303	542,779	452,509	54,272	3,575	1,007	—	1,345,445	334,681
Purchases of minerals in-place	84,375	165	—	—	389	—	—	84,929	268,386	17,273	—	—	12	—	—	285,671	132,541
Revisions of previous estimates	(13,588)	(1,207)	(2,955)	2	(4)	(2)	(346)	(18,100)	53,816	(61,695)	(18,572)	1	—	1	—	(26,449)	(22,508)
Production	(27,867)	(10,209)	(19,099)	(9,214)	(19,338)	(207)	(2,775)	(88,709)	(236,660)	(119,669)	(50,412)	(43,228)	(685)	(1,395)	—	(452,049)	(164,050)
Sales of properties	(408)	—	—	—	—	—	—	(408)	(657)	—	—	—	—	—	—	(657)	(518)

Balance December 31, 2004	458,477	158,261	77,984	54,312	174,188	1,160	7,658	932,040	2,405,580	1,984,371	934,492	694,318	6,804	2,364	—	6,027,929	1,936,695
Extensions, discoveries and
other additions	27,055	16,531	37,431	2,623	44,977	880	427	129,924	388,844	526,876	241,420	175,502	1,441	1,350	—	1,335,433	352,496
Purchases of minerals in-place	2,020	1,874	—	—	—	—	—	3,894	17,792	5,749	—	—	—	—	—	23,541	7,818
Revisions of previous estimates	4,039	2,591	(4,396)	—	1	45	(110)	2,170	23,470	(13,717)	(35,071)	—	72	17	—	(25,229)	(2,035)
Production	(26,945)	(9,028)	(20,126)	(5,613)	(23,904)	(424)	(2,968)	(89,008)	(218,080)	(135,749)	(60,484)	(45,003)	(842)	(1,137)	—	(461,295)	(165,890)
Sales of properties	(3,078)	(32)	—	—	—	—	—	(3,110)	(51,419)	(938)	—	—	—	—	—	(52,357)	(11,836)

Balance December 31, 2005	461,568	170,197	90,893	51,322	195,262	1,661	5,007	975,910	2,566,187	2,366,592	1,080,357	824,817	7,475	2,594	—	6,848,022	2,117,248
Extensions, discoveries and
other additions	12,354	18,430	18,535	23,517	21,777	3,422	3,386	101,421	253,707	248,549	151,086	46,860	118	36,986	—	737,306	224,305
Purchases of minerals in-place	53,853	643	—	—	—	28,351	—	82,847	195,552	1,500	—	—	—	484,707	—	681,759	196,473
Revisions of previous estimates	(2,009)	63	31	24	—	147	(19)	(1,763)	(74,225)	(102,922)	3,965	4	—	1,858	—	(171,320)	(30,317)
Production	(27,308)	(8,359)	(20,648)	(4,341)	(21,369)	(3,064)	(1,156)	(86,245)	(243,441)	(147,579)	(79,424)	(67,934)	(753)	(40,878)	—	(580,009)	(182,913)
Sales of properties	(3,187)	—	—	—	—	(724)	(7,218)	(11,129)	(2,418)	(421)	—	—	—	—	—	(2,839)	(11,602)

Balance December 31, 2006	495,271	180,974	88,811	70,522	195,670	29,793	—	1,061,041	2,695,362	2,365,719	1,155,984	803,747	6,840	485,267	—	7,512,919	2,313,194

As of December 31, 2006, 2005 and 2004, on a barrel of equivalent basis 32, 30 and 33 percent of our estimated worldwide reserves, respectively, were classified as proved undeveloped. Approximately 22 percent of our year-end 2006 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 14, under “Future Net Cash Flows.” The Company reports all estimated proved reserves held under production sharing agreements utilizing the economic interest method, which excludes the host country’s share of reserves.

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

	United
	States	Canada(1)	Egypt	Australia	North Sea	Argentina	China	Total
			(In thousands)

2006
Cash inflows	$42,809,947	$22,835,940	$9,000,743	$5,747,306	$11,736,209	$1,775,939	$—	$93,906,084
Production costs	(10,930,520)	(7,602,015)	(1,101,859)	(1,804,495)	(6,905,086)	(427,363)	—	(28,771,338)
Development costs	(3,207,033)	(1,888,896)	(1,554,931)	(985,414)	(672,059)	(190,508)	—	(8,498,841)
Income tax expense	(8,862,385)	(5,049,325)	(2,466,836)	(883,814)	(1,624,701)	(298,424)	—	(19,185,485)

Net cash flows	19,810,009	8,295,704	3,877,117	2,073,583	2,534,363	859,644	—	37,450,420
10 percent discount rate	(9,910,108)	(4,714,251)	(1,404,781)	(850,124)	(923,183)	(278,584)	—	(18,081,031)

Discounted future net cash flows(2)	$9,899,901	$3,581,453	$2,472,336	$1,223,459	$1,611,180	$581,060	$—	$19,369,389

2005
Cash inflows	$47,315,554	$29,305,244	$8,545,414	$4,298,054	$10,879,416	$77,752	$251,906	$100,673,340
Production costs	(10,164,938)	(7,299,065)	(972,441)	(1,132,858)	(6,345,449)	(22,743)	(42,027)	(25,979,521)
Development costs	(2,355,717)	(1,189,550)	(1,072,391)	(537,257)	(650,721)	(3,305)	(34,553)	(5,843,494)
Income tax expense	(11,098,793)	(6,232,460)	(2,307,759)	(715,294)	(1,355,266)	(5,746)	(39,906)	(21,755,224)

Net cash flows	23,696,106	14,584,169	4,192,823	1,912,645	2,527,980	45,958	135,420	47,095,101
10 percent discount rate	(11,617,808)	(7,868,888)	(1,537,495)	(723,140)	(787,319)	(8,598)	(23,504)	(22,566,752)

Discounted future net cash flows(2)	$12,078,298	$6,715,281	$2,655,328	$1,189,505	$1,740,661	$37,360	$111,916	$24,528,349

2004
Cash inflows	$32,557,246	$17,140,078	$6,233,328	$3,065,332	$6,783,414	$37,659	$286,304	$66,103,361
Production costs	(8,185,633)	(7,451,626)	(818,876)	(891,117)	(4,098,870)	(12,339)	(76,941)	(21,535,402)
Development costs	(1,620,421)	(584,160)	(596,249)	(422,045)	(569,435)	(3,795)	(21,425)	(3,817,530)
Income tax expense	(7,342,348)	(2,461,911)	(1,790,617)	(423,263)	(617,244)	(4,268)	(38,046)	(12,677,697)

Net cash flows	15,408,844	6,642,381	3,027,586	1,328,907	1,497,865	17,257	149,892	28,072,732
10 percent discount rate	(7,414,246)	(3,177,411)	(1,165,331)	(568,722)	(418,169)	(3,740)	(29,035)	(12,776,654)

Discounted future net cash flows(2)	$7,994,598	$3,464,970	$1,862,255	$760,185	$1,079,696	$13,517	$120,857	$15,296,078

1)	Prior to 2007, Canadian provincial tax credits were included in the estimated future net cash flows. Effective January 1, 2007, the Alberta government eliminated the Royalty Tax Credit program.

2)	Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $29.6 billion, $35.9 billion and $22.2 billion as of December 31, 2006, 2005 and 2004, respectively.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2006	2005	2004
		(In thousands)

Sales, net of production costs	$(6,192,148)	$(5,990,000)	$(4,383,289)
Net change in prices and production costs	(5,765,792)	13,133,104	1,119,906
Discoveries and improved recovery, net of related costs	3,256,269	5,572,707	4,404,964
Change in future development costs	(665,840)	(635,122)	103,481
Revision of quantities	(439,936)	(298,487)	(242,005)
Purchases of minerals in-place	2,161,922	201,719	2,051,068
Accretion of discount	3,592,933	2,226,336	1,660,486
Change in income taxes	1,119,235	(4,426,510)	(2,091,187)
Sales of properties	(73,817)	(121,773)	(5,825)
Change in production rates and other	(2,151,786)	(429,703)	900,635

	$(5,158,960)	$9,232,271	$3,518,234

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)

2006
Revenues	$1,999,102	$2,061,518	$2,261,481	$1,966,678	$8,288,779
Expenses, net	1,338,181	1,337,893	1,614,417	1,445,837	5,736,328

Net income	$660,921	$723,625	$647,064	$520,841	$2,552,451

Income attributable to common stock	$659,501	$722,205	$645,644	$519,421	$2,546,771

Net income per common share(1):
Basic	$2.00	$2.19	$1.96	$1.57	$7.72

Diluted	$1.97	$2.17	$1.94	$1.56	$7.64

2005
Revenues	$1,662,288	$1,759,231	$2,061,052	$2,101,673	$7,584,244
Expenses, net	1,101,805	1,171,201	1,374,057	1,313,451	4,960,514

Net income	$560,483	$588,030	$686,995	$788,222	$2,623,730

Income attributable to common stock	$559,063	$586,610	$685,575	$786,802	$2,618,050

Net income per common share(1):
Basic	$1.70	$1.79	$2.08	$2.39	$7.96

Diluted	$1.67	$1.76	$2.05	$2.35	$7.84

(1)	The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. All potentially dilutive securities were included in each quarterly computation of diluted net income per common share, as none were antidilutive.

15.	SUPPLEMENTAL GUARANTOR INFORMATION

Prior to 2001, Apache Finance Australia was a finance subsidiary of Apache with no independent operations. In this capacity, it issued approximately $270 million of publicly traded notes that are fully and unconditionally guaranteed by Apache and, beginning in 2001, Apache North America, Inc. The guarantors of Apache Finance Australia have joint and several liabilities. Similarly, Apache Finance Canada was also a finance subsidiary of Apache and had issued approximately $300 million of publicly traded notes that were fully and unconditionally guaranteed by Apache.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

					All Other
					Subsidiaries
	Apache	Apache	Apache	Apache	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Finance Canada	Corporation	& Eliminations	Consolidated
			(In thousands)

REVENUES AND OTHER:
Oil and gas production revenues	$2,920,731	$—	$—	$—	$5,382,157	$(228,635)	$8,074,253
Equity in net income (loss) of affiliates	1,795,327	33,997	41,733	277,944	(45,977)	(2,103,024)	—
Gain on China divestiture	—	—	—	—	173,545	—	173,545
Other	94,369	—	(63)	—	(53,325)	—	40,981

	4,810,427	33,997	41,670	277,944	5,456,400	(2,331,659)	8,288,779

OPERATING EXPENSES:
Depreciation, depletion and amortization	752,930	—	—	—	1,063,429	—	1,816,359
Asset retirement obligation accretion	65,357	—	—	—	23,574	—	88,931
Lease operating costs	614,154	—	—	—	976,855	(228,635)	1,362,374
Gathering and transportation costs	31,618	—	—	—	72,704	—	104,322
Severance and other taxes	108,193	—	—	—	445,785	—	553,978
General and administrative	161,625	—	—	—	49,709	—	211,334
Financing costs, net	118,429	—	18,003	56,444	(50,990)	—	141,886

	1,852,306	—	18,003	56,444	2,581,066	(228,635)	4,279,184

INCOME (LOSS) BEFORE INCOME TAXES	2,958,121	33,997	23,667	221,500	2,875,334	(2,103,024)	4,009,595
Provision (benefit) for income taxes	405,670	—	(10,330)	(18,203)	1,080,007	—	1,457,144

NET INCOME	2,552,451	33,997	33,997	239,703	1,795,327	(2,103,024)	2,552,451
Preferred stock dividends	5,680	—	—	—	—	—	5,680

INCOME ATTRIBUTABLE TO COMMON STOCK	$2,546,771	$33,997	$33,997	$239,703	$1,795,327	$(2,103,024)	$2,546,771

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

					All Other
					Subsidiaries
	Apache	Apache	Apache	Apache	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Finance Canada	Corporation	& Eliminations	Consolidated
			(In thousands)

REVENUES AND OTHER:
Oil and gas production revenues	$2,784,339	$—	$—	$—	$5,002,331	$(329,379)	$7,457,291
Equity in net income of affiliates	1,636,571	34,622	46,839	275,191	(49,699)	(1,943,524)	—
Other	125,812	—	(25)	—	1,166	—	126,953

	4,546,722	34,622	46,814	275,191	4,953,798	(2,272,903)	7,584,244

OPERATING EXPENSES:
Depreciation, depletion and amortization	575,748	—	—	—	839,934	—	1,415,682
Asset retirement obligation accretion	31,657	—	—	—	22,063	—	53,720
Lease operating costs	477,780	—	—	—	892,074	(329,379)	1,040,475
Gathering and transportation costs	30,025	—	—	—	70,235	—	100,260
Severance and other taxes	103,381	—	—	1	349,876	—	453,258
General and administrative	167,011	—	—	—	31,261	—	198,272
Financing costs, net	76,004	—	18,050	56,440	(34,171)	—	116,323

	1,461,606	—	18,050	56,441	2,171,272	(329,379)	3,377,990

INCOME (LOSS) BEFORE INCOME TAXES	3,085,116	34,622	28,764	218,750	2,782,526	(1,943,524)	4,206,254
Provision (benefit) for income taxes	461,386	—	(5,858)	(18,959)	1,145,955	—	1,582,524

NET INCOME	2,623,730	34,622	34,622	237,709	1,636,571	(1,943,524)	2,623,730
Preferred stock dividends	5,680	—	—	—	—	—	5,680

INCOME ATTRIBUTABLE TO COMMON STOCK	$2,618,050	$34,622	$34,622	$237,709	$1,636,571	$(1,943,524)	$2,618,050

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

					All Other
					Subsidiaries
	Apache	Apache	Apache	Apache	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Finance Canada	Corporation	& Eliminations	Consolidated
			(In thousands)

REVENUES AND OTHER:
Oil and gas production revenues	$2,313,901	$—	$—	$—	$3,295,849	$(301,733)	$5,308,017
Equity in net income of affiliates	978,881	51,888	63,859	152,823	33,641	(1,281,092)	—
Other	47,321	—	(25)	—	(22,736)	—	24,560

	3,340,103	51,888	63,834	152,823	3,306,754	(1,582,825)	5,332,577

OPERATING EXPENSES:
Depreciation, depletion and amortization	551,057	—	—	—	671,095	—	1,222,152
Asset retirement obligation accretion	25,531	—	—	—	20,529	—	46,060
Lease operating costs	375,894	—	—	—	790,217	(301,733)	864,378
Gathering and transportation costs	28,317	—	—	—	53,944	—	82,261
Severance and other taxes	65,559	—	—	(208)	28,397	—	93,748
General and administrative	138,058	—	—	—	35,136	—	173,194
China litigation provision	—	—	—	—	71,216	—	71,216
Financing costs, net	86,980	—	18,047	40,363	(28,905)	—	116,485

	1,271,396	—	18,047	40,155	1,641,629	(301,733)	2,669,494

INCOME (LOSS) BEFORE INCOME TAXES	2,068,707	51,888	45,787	112,668	1,665,125	(1,281,092)	2,663,083
Provision (benefit) for income taxes	398,636	—	(6,101)	(85,767)	686,244	—	993,012

INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE	1,670,071	51,888	51,888	198,435	978,881	(1,281,092)	1,670,071
Cumulative effect of change in accounting principle, net of income tax	(1,317)	—	—	—	—	—	(1,317)

NET INCOME	1,668,754	51,888	51,888	198,435	978,881	(1,281,092)	1,668,754
Preferred stock dividends	5,680	—	—	—	—	—	5,680

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,663,074	$51,888	$51,888	$198,435	$978,881	$(1,281,092)	$1,663,074

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

					All Other
					Subsidiaries
	Apache	Apache	Apache	Apache	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Finance Canada	Corporation	& Eliminations	Consolidated
			(In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,508,882	$—	$(20,706)	$(21,372)	$2,846,102	$—	$4,312,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,834,732)	—	—	—	(2,056,907)	—	(3,891,639)
Acquisition of BP p.l.c. properties	(833,820)	—	—	—	—	—	(833,820)
Acquisition of Pioneer’s Argentine operations		—	—	—	(704,809)	—	(704,809)
Acquisition of Amerada Hess properties	(229,134)	—	—	—	—	—	(229,134)
Acquisition of Pan American Fueguina S.R.L. properties		—	—	—	(396,056)	—	(396,056)
Additions to gas gathering, transmission and processing facilities	(53,656)	—	—	—	(194,933)	—	(248,589)
Proceeds from China divestiture	—	—	—	—	264,081	—	264,081
Proceeds from sale of Egyptian properties	—	—	—	—	409,203	—	409,203
Proceeds from sales of oil and gas properties	—	—	—	—	4,740	—	4,740
Investment in and advances to subsidiaries, net	6,270	(18,050)	—	—	(41,333)	53,113	—
Other, net	120,997	—	—	—	(270,556)	—	(149,559)

NET CASH USED IN INVESTING ACTIVITIES	(2,824,075)	(18,050)	—	—	(2,986,570)	53,113	(5,775,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	1,714,813	—	2,654	1,651	21,685	39,160	1,779,963
Payments on debt	(143,900)	—	—	—	(6,366)	—	(150,266)
Dividends paid	(154,143)	—	—	—	—	—	(154,143)
Common stock activity	31,963	18,050	18,050	19,721	36,452	(92,273)	31,963
Treasury stock activity, net	(166,907)	—	—	—	—	—	(166,907)
Cost of debt and equity transactions	(2,061)	—	—	—	—	—	(2,061)
Other	35,791	—	—	—	—	—	35,791

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,315,556	18,050	20,704	21,372	51,771	(53,113)	1,374,340

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	363	—	(2)	—	(88,697)	—	(88,336)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,785	—	2	1	225,072	—	228,860

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,148	$—	$—	$1	$136,375	$—	$140,524

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

					All Other
					Subsidiaries
					of Apache
	Apache	Apache	Apache	Apache	Apache	Reclassifications
	Corporation	North America	Finance Australia	Finance Canada	Corporation	& Eliminations	Consolidated
			(In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,976,399	$—	$(21,000)	$(40,186)	$2,417,057	$—	$4,332,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,572,043)	—	—	—	(2,143,813)	—	(3,715,856)
Proceeds from sales of oil and gas properties	78,468	—	—	—	1,195	—	79,663
Investment in and advances to subsidiaries, net	26,088	(18,050)	—	—	(60,908)	52,870	—
Other, net	(23,612)	—	—	—	(72,037)	—	(95,649)

NET CASH USED IN INVESTING ACTIVITIES	(1,491,099)	(18,050)	—	—	(2,275,563)	52,870	(3,731,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	153,087	—	2,950	554	(49,058)	45,835	153,368
Payments on long-term debt	(548,700)	—	—	—	(830)	—	(549,530)
Dividends paid	(117,395)	—	—	—	—	—	(117,395)
Common stock activity	18,864	18,050	18,050	39,630	22,975	(98,705)	18,864
Treasury stock activity, net	6,620	—	—	—	—	—	6,620
Cost of debt and equity transactions	(861)	—	—	—	—	—	(861)
Other	6,273	—	—	—	—	—	6,273

NET CASH PROVIDED BY FINANCING ACTIVITIES	(482,112)	18,050	21,000	40,184	(26,913)	(52,870)	(482,661)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	3,188	—	—	(2)	114,581	—	117,767
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	597	—	2	3	110,491	—	111,093

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,785	$—	$2	$1	$225,072	$—	$228,860

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
For the Year Ended December 31, 2006

					All Other
					Subsidiaries
	Apache	Apache	Apache	Apache	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Finance Canada	Corporation	& Eliminations	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,148	$—	$—	$1	$136,375	$—	$140,524
Receivables, net of allowance	824,404	—	861	—	826,399	—	1,651,664
Inventories	30,580	—	—	—	289,806	—	320,386
Drilling advances and other	374,067	—	—	—	3,630	—	377,697

	1,233,199	—	861	1	1,256,210	—	2,490,271

PROPERTY AND EQUIPMENT, NET	9,960,531	—	—	—	11,385,721	—	21,346,252

OTHER ASSETS:
Intercompany receivable, net	1,013,099	—	(6,355)	(253,715)	(753,029)	—	—
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	7,761,686	279,129	511,806	1,908,263	(1,171,863)	(9,289,021)	—
Deferred charges and other	122,893	—	—	3,985	155,522	—	282,400

	$20,091,408	$279,129	$506,312	$1,658,534	$11,061,813	$(9,289,021)	$24,308,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$381,780	$—	$—	$57	$263,052	$—	$644,889
Other accrued expenses	958,294	—	2,599	38,201	365,535	—	1,364,629
Current Debt	1,570,500	—	169,837	—	61,757	—	1,802,094

	2,910,574	—	172,436	38,258	690,344	—	3,811,612

LONG-TERM DEBT	1,271,845	—	99,809	646,926	1,251	—	2,019,831

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Income taxes	1,631,847	—	(45,062)	4,273	2,027,931	—	3,618,989
Advances from gas purchasers	43,167	—	—	—	—	—	43,167
Asset retirement obligation	932,844	—	—	—	438,009	—	1,370,853
Other	110,078	—	—	—	142,592	—	252,670

	2,717,936	—	(45,062)	4,273	2,608,532	—	5,285,679

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	13,191,053	279,129	279,129	969,077	7,761,686	(9,289,021)	13,191,053

	$20,091,408	$279,129	$506,312	$1,658,534	$11,061,813	$(9,289,021)	$24,308,175

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

Board of Directors

Frederick M. Bohen (3)(5)
Former Executive Vice President and
Chief Operating Officer,
The Rockefeller University

G. Steven Farris (1)
President, Chief Executive Officer and
Chief Operating Officer,
Apache Corporation

Randolph M. Ferlic, M.D.  (1)(2)
Founder and Former President,
Surgical Services of the Great Plains, P.C.

Eugene C. Fiedorek (2)
Private Investor, Former Managing Director,
EnCap Investments L.C.

A. D. Frazier, Jr. (3)(5)
Chairman and Chief Executive Officer,
Danka Business Systems PLC

Patricia Albjerg Graham(4)
Charles Warren Research Professor Emerita
of the History of American Education,
Harvard University

John A. Kocur (1)(3)
Attorney at Law; Former Vice Chairman of the Board,
Apache Corporation

George D. Lawrence (1)(3)
Private Investor; Former Chief Executive Officer,
The Phoenix Resource Companies, Inc.

F. H. Merelli (1)(2)
Chairman of the Board, Chief Executive Officer
and President, Cimarex Energy Co.

Rodman D. Patton (2)
Former Managing Director,
Merrill Lynch Energy Group

Charles J. Pitman (4)
Former Regional President — Middle East/Caspian/Egypt/India, BP Amoco plc;
Sole Member, Shaker Mountain Energy Associates, LLC

Raymond Plank (1)
Founder and Chairman of the Board,
Apache Corporation

Jay A. Precourt (4)
Chairman of the Board, Hermes Consolidated, Inc.

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

Sarah B. Teslik
Senior Vice President — Policy and Governance

Jeffrey M. Bender
Vice President — Human Resources

Michael J. Benson
Vice President — Security

Thomas P. Chambers
Vice President — Corporate Planning

John J. Christmann
Vice President — Business Development

Matthew W. Dundrea
Vice President and Treasurer

Robert J. Dye
Vice President — Investor Relations

Rebecca A. Hoyt
Vice President and Controller

Anthony R. Lentini, Jr.
Vice President — Public and International Affairs

Janine J. McArdle
Vice President — Oil and Gas Marketing

W. Kregg Olson
Vice President — Corporate Reservoir Engineering

Jon W. Sauer
Vice President — Tax

Cheri L. Peper
Corporate Secretary

Shareholder Information
Stock Data

			Dividends
	Price Range		per Share
	High	Low	Declared	Paid

2006
First Quarter	$76.25	$63.17	$.10	$.10
Second Quarter	75.66	56.50	.10	.10
Third Quarter	72.40	59.18	.15	.10
Fourth Quarter	70.50	59.99	.15	.15
2005
First Quarter	$65.90	$47.45	$.08	$.08
Second Quarter	67.99	51.52	.08	.08
Third Quarter	78.60	64.85	.10	.08
Fourth Quarter	75.95	59.36	.10	.10

The Company has paid cash dividends on its common stock for 42 consecutive years through December 31, 2006. Future dividend payments will depend upon the Company’s level of earnings, financial requirements and other relevant factors.

Apache common stock is listed on the New York and Chicago stock exchanges and the NASDAQ National Market (symbol APA). At December 31, 2006, the Company’s shares of common stock outstanding were held by approximately 7,000 shareholders of record and 319,000 beneficial owners. Also listed on the New York Stock Exchange are:

•	Apache Finance Canada’s 7.75% notes, due 2029 (symbol APA 29)

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

Annual Meeting

Apache will hold its annual meeting of shareholders on Wednesday, May 2, 2007, at 10 a.m. in the Ballroom, Hilton Houston Post Oak, 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: http://www.apachecorp.com

Stock Held in “Street Name”

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

Web site: http://www.apachecorp.com

EXHIBIT INDEX

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger among Registrant, YPY Acquisitions, Inc. and The Phoenix Resource Companies, Inc., dated March 27, 1996 (incorporated by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-02305, filed April 5, 1996)
2.2		—	Purchase and Sale Agreement by and between BP Exploration & Production Inc., as seller, and Registrant, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed January 13, 2003, SEC File No. 001-4300)
2.3		—	Sale and Purchase Agreement by and between BP Exploration Operating Company Limited, as seller, and Apache North Sea Limited, as buyer, dated January 11, 2003 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K, dated and filed January 13, 2003, SEC File No. 001-4300)
3.1		—	Restated Certificate of Incorporation of Registrant, dated February 11, 2004, as filed with the Secretary of State of Delaware on February 12, 2004 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300)
*3	.2	—	Bylaws of Registrant, as amended December 14, 2006
4.1		—	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 001-4300)
4.2		—	Form of Certificate for Registrant’s 5.68% Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.2 to Amendment No. 2 on Form 8-K/A to Registrant’s Current Report on Form 8-K, dated and filed April 18, 1998, SEC File No. 001-4300)
4.3		—	Rights Agreement, dated January 31, 1996, between Registrant and Norwest Bank Minnesota, N.A., rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit(a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300)
4.4		—	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of December 31, 1996, between Apache Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (successor to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300)
4.5		—	Senior Indenture, dated February 15, 1996, between Registrant and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536)
4.6		—	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536)
4.7		—	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Chase Manhattan Bank, as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973)
4.8		—	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Chase Manhattan Bank, as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147)
*10	.1	—	Form of Amended and Restated Credit Agreement, dated as of May 9, 2006, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents

Exhibit
No.		Description

10.2	—	Form of Credit Agreement, dated as of May 12, 2005, among Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A. and Citibank, N.A., as U.S. Co-Syndication Agents, and Calyon New York Branch and Société Générale, as U.S. Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300)
10.3	—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, RBC Capital Markets and BMO Nesbitt Burns, as Co-Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Canadian Administrative Agent, Bank of Montreal and Union Bank of California, N.A., Canada Branch, as Canadian Co-Syndication Agents, and The Toronto-Dominion Bank and BNP Paribas (Canada), as Canadian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.02 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300)
10.4	—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Energy Limited, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, Citisecurities Limited, as Australian Administrative Agent, Deutsche Bank AG, Sydney Branch, and JPMorgan Chase Bank, as Australian Co-Syndication Agents, and Bank of America, N.A., Sydney Branch, and UBS AG, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.03 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300)
10.5	—	Form of Five-Year Credit Agreement, dated May 28, 2004, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank N.A. and Bank of America, N.A., as Co-Syndication Agents, and Barclays Bank PLC and UBS Loan Finance LLC. as Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 001-4300)
10.6	—	Form of First Amendment to Combined Credit Agreements, dated May 28, 2004, among Registrant, Apache Energy Limited, Apache Canada Ltd., the Lenders named therein, JP Morgan Chase Bank, as Global Administrative Agent, Bank of America, N.A., as Global Syndication Agent, and Citibank, N.A., as Global Documentation Agent (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, SEC File No. 001-4300)
10.7	—	Concession Agreement for Petroleum Exploration and Exploitation in the Khalda Area in Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix Resources Company of Egypt, dated April 6, 1981 (incorporated by reference to Exhibit 19(g) to Phoenix’s Annual Report on Form 10-K for year ended December 31, 1984, SEC File No. 1-547)
10.8	—	Amendment, dated July 10, 1989, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda Area in Western Desert of Egypt by and among Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix Resources Company of Egypt incorporated by reference to Exhibit 10(d)(4) to Phoenix’s Quarterly Report on Form 10-Q for quarter ended June 30, 1989, SEC File No. 1-547)
10.9	—	Farmout Agreement, dated September 13, 1985 and relating to the Khalda Area Concession, by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc. (incorporated by reference to Exhibit 10.1 to Phoenix’s Registration Statement on Form S-1, Registration No. 33-1069, filed October 23, 1985)
10.10	—	Amendment, dated March 30, 1989, to Farmout Agreement relating to the Khalda Area Concession, by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc. (incorporated by reference to Exhibit 10(d)(5) to Phoenix’s Quarterly Report on Form 10-Q for quarter ended June 30, 1989, SEC File No. 1-547)

Exhibit
No.			Description

10.11		—	Amendment, dated May 21, 1995, to Concession Agreement for Petroleum Exploration and Exploitation in the Khalda Area in Western Desert of Egypt between Arab Republic of Egypt, the Egyptian General Petroleum Corporation, Repsol Exploration Egypt S.A., Phoenix Resources Company of Egypt and Samsung Corporation (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997, SEC File No. 001-4300)
10.12		—	Concession Agreement for Petroleum Exploration and Exploitation in the Qarun Area in Western Desert of Egypt, between Arab Republic of Egypt, the Egyptian General Petroleum Corporation, Phoenix Resources Company of Qarun and Apache Oil Egypt, Inc., dated May 17, 1993 (incorporated by reference to Exhibit 10(b) to Phoenix’s Annual Report on Form 10-K for year ended December 31, 1993, SEC File No. 1-547)
10.13		—	Agreement for Amending the Gas Pricing Provisions under the Concession Agreement for Petroleum Exploration and Exploitation in the Qarun Area, effective June 16, 1994 (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1996, SEC File No. 001-4300)
†10	.14	—	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300)
†10	.15	—	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
*†10	.16	—	Apache Corporation 401(k) Savings Plan, dated January 1, 2007
*†10	.17	—	Apache Corporation Money Purchase Retirement Plan, dated January 1, 2007
*†10	.18	—	Non-Qualified Retirement/Savings Plan of Apache Corporation, amended and restated as of January 1, 2005
†10	.19	—	Apache Corporation 1990 Stock Incentive Plan, as amended and restated September 13, 2001 (incorporated by reference to Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended September 30, 2001, SEC File No. 001-4300)
†10	.20	—	Apache Corporation 1995 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300)
†10	.21	—	Apache Corporation 2000 Share Appreciation Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300)
†10	.22	—	Apache Corporation 1996 Performance Stock Option Plan, as amended and restated September 13, 2001 (incorporated by reference to Exhibit 10.03 to Registrant’s Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended September 30, 2001, SEC File No. 001-4300)
†10	.23	—	Apache Corporation 1998 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300)
†10	.24	—	Apache Corporation 2000 Stock Option Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300)
†10	.25	—	Apache Corporation 2003 Stock Appreciation Rights Plan, dated and effective May 1, 2003 (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300)
†10	.26	—	Apache Corporation 2005 Stock Option Plan, dated February 3, 2005 (incorporated by reference to Appendix B to the Proxy Statement relating to Apache’s 2005 annual meeting of stockholders, as filed with the Commission on March 28, 2005, Commission File No. 001-4300)
†10	.27	—	Apache Corporation 2005 Share Appreciation Plan, dated February 3, 2005 (incorporated by reference to Appendix C to the Proxy Statement relating to Apache’s 2005 annual meeting of stockholders, as filed with the Commission on March 28, 2005, Commission File No. 001-4300)

Exhibit
No.			Description

†10	.28	—	1990 Employee Stock Option Plan of The Phoenix Resource Companies, Inc., as amended through September 29, 1995, effective April 9, 1990 (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1996, SEC File No. 001-4300)
†10	.29	—	Apache Corporation Income Continuance Plan, as amended and restated May 3, 2001 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 001-4300)
†10	.30	—	Apache Corporation Deferred Delivery Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300)
†10	.31	—	Apache Corporation Executive Restricted Stock Plan, as amended and restated December 14, 2005, effective January 1, 2005 (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2005, SEC File No. 001-4300)
†10	.32	—	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated September 15, 2005, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300)
†10	.33	—	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated May 4, 2006, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, SEC File No. 001-4300)
†10	.34	—	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 5, 2004 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300)
†10	.35	—	Amended and Restated Employment Agreement, dated December 5, 1990, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1996, SEC File No. 001-4300)
†10	.36	—	First Amendment, dated April 4, 1996, to Restated Employment Agreement between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1996, SEC File No. 001-4300)
†10	.37	—	Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300)
†10	.38	—	Employment Agreement, dated June 6, 1988, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1989, SEC File No. 001-4300)
†10	.39	—	Amended and Restated Conditional Stock Grant Agreement, dated September 15, 2005, effective January 1, 2005, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.06 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300)
10.40		—	Amended and Restated Gas Purchase Agreement, effective July 1, 1998, by and among Registrant and MW Petroleum Corporation, as seller, and Producers Energy Marketing, LLC, as buyer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 18, 1998, filed June 23, 1998, SEC File No. 001-4300)
10.41		—	Deed of Guaranty and Indemnity, dated January 11, 2003, made by Registrant in favor of BP Exploration Operating Company Limited (incorporated by reference to Registrant’s Current Report on Form 8-K, dated and filed January 13, 2003, SEC File No. 001-4300)
*12	.1	—	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
14.1		—	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300)
*21	.1	—	Subsidiaries of Registrant
*23	.1	—	Consent of Ernst & Young LLP
*23	.2	—	Consent of Ryder Scott Company L.P., Petroleum Consultants

Exhibit
No.			Description

*24	.1	—	Power of Attorney (included as a part of the signature pages to this report)
*31	.1	—	Certification of Chief Executive Officer
*31	.2	—	Certification of Chief Financial Officer
*32	.1	—	Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.

†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.