Form 10-Q
period 2007-03-31
APACHE CORP
filed 2007-05-10
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
YES ☐      NO ☑
Number of shares of Registrant’s common stock, outstanding as of March 31, 2007.............................331,160,393

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2007	2006
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$2,023,067	$1,950,298
Other	(25,726)	48,804

	1,997,341	1,999,102

OPERATING EXPENSES:
Depreciation, depletion and amortization	530,913	372,577
Asset retirement obligation accretion	24,064	20,645
Lease operating expenses	392,509	291,614
Gathering and transportation costs	28,025	26,104
Severance and other taxes	97,272	146,414
General and administrative	67,862	45,672
Financing costs:
Interest expense	65,732	42,863
Amortization of deferred loan costs	694	508
Capitalized interest	(21,776)	(14,193)
Interest income	(2,587)	(6,364)

	1,182,708	925,840

INCOME BEFORE INCOME TAXES	814,633	1,073,262
Provision for income taxes	321,684	412,341

NET INCOME	492,949	660,921
Preferred stock dividends	1,420	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$491,529	$659,501

NET INCOME PER COMMON SHARE:
Basic	$1.48	$2.00

Diluted	$1.47	$1.97

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Quarter Ended
	March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$492,949	$660,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	530,913	372,577
Provision for deferred income taxes	135,162	160,672
Asset retirement obligation accretion	24,064	20,645
Other	9,372	9,385
Changes in operating assets and liabilities:
(Increase) decrease in receivables	45,365	22,257
(Increase) decrease in inventories	(8,250)	(4,132)
(Increase) decrease in drilling advances and other	(4,502)	108,789
(Increase) decrease in deferred charges and other	3,304	(16,664)
Increase (decrease) in accounts payable	(3,296)	(40,217)
Increase (decrease) in accrued expenses	(156,217)	(226,350)
Increase (decrease) in advances from gas purchasers	(9,449)	(6,368)
Increase (decrease) in deferred credits and noncurrent liabilities	4,144	(18,231)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,063,559	1,043,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,109,095)	(919,667)
Acquisition of Anadarko properties	(1,000,000)	—
Acquisition of Hess properties	—	(230,080)
Proceeds from sale of Egyptian properties	—	409,197
Additions to gas gathering, transmission and processing facilities	(96,427)	(92,372)
Other, net	(23,672)	(53,582)

NET CASH USED IN INVESTING ACTIVITIES	(2,229,194)	(886,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	2,746,801	158,273
Payments on debt	(1,553,884)	(3,800)
Dividends paid	(51,032)	(34,433)
Common stock activity	5,821	3,238
Treasury stock activity, net	1,949	936
Cost of debt and equity transactions	(13,389)	(182)
Other	5,313	(5,657)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,141,579	118,375

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(24,056)	275,155

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	140,524	228,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,468	$504,015

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,468	$140,524
Receivables, net of allowance	1,616,073	1,651,664
Inventories	373,707	320,386
Drilling advances	83,560	78,838
Derivative instruments	21,773	139,756
Prepaid assets and other	160,190	159,103

	2,371,771	2,490,271

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	31,275,816	29,107,921
Unproved properties and properties under development, not being amortized	1,304,411	1,284,743
Gas gathering, transmission and processing facilities	1,822,046	1,725,619
Other	365,223	358,605

	34,767,496	32,476,888
Less: Accumulated depreciation, depletion and amortization	(11,660,989)	(11,130,636)

	23,106,507	21,346,252

OTHER ASSETS:
Goodwill, net	189,252	189,252
Deferred charges and other	386,277	282,400

	$26,053,807	$24,308,175

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$636,025	$644,889
Accrued operating expense	61,214	70,551
Accrued exploration and development	631,427	534,924
Accrued compensation and benefits	98,385	127,779
Accrued interest	60,285	30,878
Accrued income taxes	27,607	2,133
Current debt	1,501,360	1,802,094
Asset retirement obligation	365,817	376,713
Derivative instruments	98,380	70,128
Other	111,777	151,523

	3,592,277	3,811,612

LONG-TERM DEBT	3,512,180	2,019,831

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	3,407,925	3,618,989
Advances from gas purchasers	33,718	43,167
Asset retirement obligation	1,372,981	1,370,853
Derivative instruments	47,953	—
Other	638,918	252,670

	5,501,495	5,285,679

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized – Series B, 5.68% Cumulative Preferred Stock, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 340,103,164 and 339,783,392 shares issued, respectively	212,564	212,365
Paid-in capital	4,291,660	4,269,795
Retained earnings	9,292,202	8,898,577
Treasury stock, at cost, 8,942,771 and 9,045,967 shares, respectively	(253,811)	(256,739)
Accumulated other comprehensive loss	(193,147)	(31,332)

	13,447,855	13,191,053

	$26,053,807	$24,308,175

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2005		$98,387	$210,623	$4,170,714	$6,516,863	$(89,764)	$(365,608)	$10,541,215
Comprehensive income (loss):
Net income	$660,921	—	—	—	660,921	—	—	660,921
Commodity hedges, net of income tax expense of $39,414	71,610	—	—	—	—	—	71,610	71,610

Comprehensive income	$732,531

Dividends:
Preferred		—	—	—	(1,420)	—	—	(1,420)
Common ($.10 per share)		—	—	—	(33,036)	—	—	(33,036)
Common shares issued		—	125	6,027	—	—	—	6,152
Treasury shares issued, net		—	—	976	—	225	—	1,201
Compensation Expense		—	—	9,821	—	—	—	9,821
Other		—	—	32	—	—	—	32

BALANCE AT MARCH 31, 2006		$98,387	$210,748	$4,187,570	$7,143,328	$(89,539)	$(293,998)	$11,256,496

BALANCE AT DECEMBER 31, 2006		$98,387	$212,365	$4,269,795	$8,898,577	$(256,739)	$(31,332)	$13,191,053
Comprehensive income (loss):
Net income	$492,949	—	—	—	492,949	—	—	492,949
Commodity hedges, net of income tax benefit of $87,020	(161,815)	—	—	—	—	—	(161,815)	(161,815)

Comprehensive income	$331,134

Dividends:
Preferred		—	—	—	(1,420)	—	—	(1,420)
Common ($.15 per share)		—	—	—	(49,654)	—	—	(49,654)
Common shares issued		—	199	10,288	—	—	—	10,487
Treasury shares issued, net		—	—	1,170	—	2,928	—	4,098
Compensation Expense		—	—	10,359	—	—	—	10,359
FIN 48 Adoption		—	—	—	(48,502)	—	—	(48,502)
Other		—	—	48	252	—	—	300

BALANCE AT MARCH 31, 2007		$98,387	$212,564	$4,291,660	$9,292,202	$(253,811)	$(193,147)	$13,447,855

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
1. ACQUISITIONS AND DIVESTITURES
2007 Acquisition
     U.S. Permian Basin
     On March 29, 2007, the company closed its acquisition of controlling interest in 28 oil and gas fields in the Permian Basin of West Texas from Anadarko Petroleum Corporation (Anadarko) for $1 billion. Apache estimates that these fields had proved reserves of 57 million barrels (MMbbls) of liquid hydrocarbons and 78 billion cubic feet (Bcf) of natural gas as of yearend 2006. The company funded the acquisition with debt. Apache and Anadarko entered into a joint-venture arrangement to effect the transaction. The company entered into cash flow hedges for a portion of the crude oil and the natural gas production.
2. HEDGING AND DERIVATIVE INSTRUMENTS
     Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. The company’s hedging policy allows management to enter into hedges in connection with investments such as acquisitions. The success of an acquisition is significantly influenced by the company’s ability to achieve targeted production at forecasted prices and commodity hedges effectively reduce price risk on a portion of the acquired production. In addition, the company’s board of directors separately authorized management to enter into derivative contracts on a portion of production projected to be generated from the 2006 and 2007 drilling programs. Hedge positions entered into for the drilling programs are designed to protect the underlying investment economics of our drilling operations.

     As of March 31, 2007, the total outstanding positions of Apache’s natural gas and crude oil cash flow hedges were as follows:
Costless Collars

												Weighted
Production		Commodity		Total Volumes		Floor Price			Ceiling Price			Average			Fair Value
Period	Region	Type	Index	(MMBtu/Bbl/GJ)		Range			Range			Floor/Ceiling			Asset/(Liability)
															(In thousands)
2007	US	Gas	NYMEX	56,345,000	MMBtu	$5.25	–	8.65	$5.85	–	11.00	$6.99	/	9.01	$(20,139)
	US	Gas	PEPL	17,875,000	MMBtu	$6.85	–	7.00	$9.52	–	10.15	$6.88	/	9.67	$5,334
	Canada	Gas	AECO	22,350,000	GJ	$5.20	–	6.30	$8.24	–	9.03	$5.38	/	8.73	$(3,500)
	US	Oil	NYMEX	9,249,500	Bbl	$33.00	–	75.00	$39.25	–	85.00	$58.73	/	70.66	$(37,360)

2008	US	Gas	NYMEX	49,410,000	MMBtu	$7.00	–	8.15	$9.20	–	10.80	$7.52	/	10.26	$(7,065)
	US	Gas	PEPL	23,790,000	MMBtu	$6.90	–	7.00	$9.55	–	10.05	$6.91	/	9.74	$3,326
	Canada	Gas	AECO	32,940,000	GJ	$5.63	–	6.30	$8.21	–	9.34	$5.71	/	8.95	$(9,693)
	US	Oil	NYMEX	10,797,000	Bbl	$52.00	–	69.00	$63.60	–	81.50	$62.59	/	74.58	$(12,139)

2009	US	Gas	NYMEX	5,475,000	MMBtu	$7.00	–	7.50	$8.40	–	8.70	$7.17	/	8.60	$(2,598)
	Canada	Gas	AECO	29,200,000	GJ	$5.63	–	5.63	$8.67	–	8.89	$5.63	/	8.76	$(6,430)
	US	Oil	NYMEX	5,475,000	Bbl	$52.00	–	62.00	$65.00	–	73.65	$57.60	/	70.07	$(19,592)

2010	US	Gas	NYMEX	1,350,000	MMBtu	$7.00	–	7.50	$10.35	–	10.70	$7.17	/	10.58	$(548)
	US	Oil	NYMEX	1,084,000	Bbl	$52.00	–	58.00	$66.05	–	71.30	$53.99	/	67.53	$(5,147)
Fixed Price Swaps

Production		Commodity		Total Volumes	Fixed Price			Average	Fair Value
Period	Region	Type	Index	(MMBtu/Bbl)	Range			Fixed Price	Asset/(Liability)
									(In thousands)
2007	US	Gas	NYMEX	1,100,000	$5.46	–	5.51	$5.50	$(2,554)
	US	Oil	NYMEX	3,351,000	$36.78	–	73.26	$70.36	$5,204
	Australia	Oil	BRENT	300,000	$61.00	–	61.00	$61.00	$(2,138)

2008	US	Oil	NYMEX	4,392,000	$66.85	–	70.90	$69.21	$(3,040)
     The Canadian natural gas prices shown in the above table are converted to U.S. dollars utilizing March 31, 2007 exchange rates and are settled against the AECO Index. The NYMEX, AECO and Panhandle Eastern Pipe Line (PEPL) hedges are valued using actively quoted prices and quotes obtained from reputable third-party financial institutions.
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
     A reconciliation of the components of accumulated other comprehensive income (loss) in the Statement of Consolidated Shareholders’ Equity related to Apache’s commodity derivative activity is presented in the table below:

	Before tax	After tax
	(In thousands)
Unrealized gain (loss) on derivatives at December 31, 2006	$129,325	$83,534
Net gains realized into earnings	23,644	15,224
Net change in derivative fair value	(272,479)	(177,039)

Unrealized gain (loss) on derivatives at March 31, 2007	$(119,510)	$(78,281)

     Differences between the fair values and the unrealized loss on derivatives before income taxes recognized in accumulated other comprehensive income (loss) are primarily related to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness. Based on current market prices as of March 31, 2007, the company recorded an unrealized loss in other comprehensive income (loss) of $120 million ($78 million after tax), primarily representing commodity derivative hedges. Gains and losses on the commodity hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $120 million estimated unrealized loss on derivatives at March 31, 2007, approximately $79 million ($52 million after tax) applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions. These contracts, designated as hedges, qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.

3. DEBT
     On January 26, 2007, the company issued $500 million principal amount, $499.5 million net of discount, of senior unsecured 5.625-percent notes maturing January 15, 2017 and $1.0 billion principal amount, $993 million net of discount, of senior unsecured 6.0-percent notes maturing January 15, 2037. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The proceeds were used to repay a portion of the company’s outstanding commercial paper to prepare for our $1.0 billion acquisition of Permian Basin properties from Anadarko which closed March 29, 2007, and for general corporate purposes.
Subsequent Events
     On April 16, 2007, the company issued $500 million principal amount, $498.8 million net of discount, of senior unsecured 5.25-percent notes maturing April 15, 2013. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The proceeds were used to repay a portion of the company’s outstanding commercial paper and for general corporate purposes.
     In April 2007, the company amended its existing $1.5 billion U.S. five-year revolving credit facility to extend the maturity date to May 28, 2012 from the current maturity date of May 28, 2011. The amendment also allows the company to increase the size of the facility by up to $750 million by adding commitments from new or existing lenders.
     The company also amended its $450 million U.S. credit facility, $150 million Australian credit facility and $150 million Canadian credit facility to extend the maturity dates of all the commitments to May 12, 2012. The amendment also allows the company to increase the size of the U.S. facility by up to $250 million, the Australian facility by up to $150 million and the Canadian facility by up to $150 million by adding commitments from new or existing lenders.
4. INCOME TAXES
     The company uses an estimated annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the company operates. Statutory tax rate changes and other significant or unusual items are discretely recognized in the quarter in which they occur.
     Apache adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position must meet before being recognized in the financial statements. As a result of the implementation of FIN 48, the company recorded a $49 million increase in its tax reserves and an offsetting decrease to retained earnings for uncertain tax positions. As of the adoption date, the company had total tax reserves of $563 million, including $521 million of unrecognized tax benefits which, if recognized, would impact the company’s effective income tax rate in future periods. This reserve includes an estimate of potential interest and penalties, which are recorded as components of income tax expense, in the amount of $91 million as of January 1, 2007. While no significant changes were made to the company’s tax reserve balances during the quarter ended March 31, 2007, an additional $9 million of potential interest expense was recorded.
     Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various state and foreign jurisdictions. In many cases, the company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. The company’s open tax years in its key jurisdictions are as follows:

Jurisdiction	Earliest Open Tax Year
United States	December 31, 2002
Canada	December 31, 2001
Egypt	December 31, 1998
Australia	December 31, 2001
United Kingdom	December 31, 2003
Argentina	December 31, 2001

     As previously disclosed, the company is under audit by the U.S. Internal Revenue Service for the 2002 through 2005 income tax years. The company is also under audit in various states and in most of the company’s foreign jurisdictions as part of its normal course of business. During the quarter there were no significant changes to the status of these examinations.
5. CAPITAL STOCK
     During the first quarter of 2007 and 2006, Apache declared $50 million and $33 million, respectively, in dividends on its Common Stock. The increase in the first-quarter 2007 common stock dividends from the amount declared for the same period last year, reflects a 50 percent higher common stock dividend rate and a slight increase in common shares outstanding. On September 13, 2006, the company announced that its board of directors voted to increase the quarterly cash dividend on its common stock to 15 cents per share from 10 cents per share, effective with the November 2006 payment. In addition, in each period, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.
6. NET INCOME PER COMMON SHARE
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
		(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$491,529	331,213	$1.48	$659,501	330,416	$2.00

Effect of Dilutive Securities:
Stock options and other	—	2,089		—	4,053

Diluted:
Income attributable to common stock, including assumed conversions	$491,529	333,302	$1.47	$659,501	334,469	$1.97

7. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides supplemental disclosure of cash flow information:

	For the Quarter Ended
	March 31,
	2007	2006
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$13,263	$13,341
Income taxes (net of refunds)	136,757	280,358
8. PENSION AND POST-RETIREMENT BENEFITS
     Apache has a non-contributory defined benefit pension plan that provides retirement benefits for certain U.K. employees meeting established age and service requirements. Apache also has a post-retirement benefit plan which provides benefits for substantially all of its U.S. employees. The post-retirement benefit plan provides medical benefits up until age 65 and is contributory.

Net Periodic Cost
     The following table presents the plans’ net periodic benefit cost for the quarters ended March 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	For the Quarter Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,775	$1,700	$401	$400
Interest cost	1,593	1,234	269	250
Expected return on plan assets	(1,867)	(1,360)	—	—
Amortization of transition obligation	—	—	11	13
Amortization of actuarial (gain)/loss	—	—	63	87

Net periodic benefit cost	$1,501	$1,574	$744	$750

Employer Contributions
     As previously disclosed in our financial statements for the year ended December 31, 2006, the company expects to contribute $6 million to the pension plan and $402,000 to the post-retirement benefit plan in 2007. As of March 31, 2007, approximately $1.2 million of contributions have been made to the plans.
9. BUSINESS SEGMENT INFORMATION
     Apache has interests in the United States, Canada, Egypt, Australia, offshore the United Kingdom (UK) in the North Sea, and Argentina. The company evaluates segment performance based on profit and loss from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache’s reportable segments are managed separately because of their geographic locations. Financial information by reportable segment is presented below:

	United				UK		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
	(In thousands)
For the Quarter Ended March 31, 2007

Oil and Gas Production Revenues	$861,317	$320,170	$396,607	$104,184	$273,608	$67,181	$—	$2,023,067

Operating Income (1)	$373,556	$133,840	$273,909	$42,724	$115,748	$10,507	$—	$950,284

Other Income (Expense):
Other								(25,726)
General and administrative								(67,862)
Financing costs, net								(42,063)

Income Before Income Taxes								$814,633

Total Assets	$12,663,370	$5,978,178	$2,603,969	$1,442,133	$1,894,525	$1,459,814	$11,818	$26,053,807

For the Quarter Ended March 31, 2006

Oil and Gas Production Revenues	$693,685	$381,309	$398,470	$94,311	$353,841	$4,835	$23,847	$1,950,298

Operating Income (1)	$357,439	$216,748	$304,331	$48,547	$151,329	$598	$13,952	$1,092,944

Other Income (Expense):
Other								48,804
General and administrative								(45,672)
Financing costs, net								(22,814)

Income Before Income Taxes								$1,073,262

Total Assets	$9,112,847	$5,257,647	$2,530,666	$1,302,364	$1,641,706	$62,409	$91,464	$19,999,103

1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and severance and other taxes.

10. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the company’s asset retirement obligation (ARO) liability for the quarter ended March 31, 2007 (in thousands):

Asset retirement obligation as of December 31, 2006	$1,747,566
Liabilities incurred	74,821
Liabilities settled	(107,653)
Accretion expense	24,064

Asset retirement obligation as of March 31, 2007	$1,738,798

     Liabilities incurred primarily relate to abandonment obligations assumed in connection with current drilling activity and acquisitions closed during the period. Liabilities settled during the period relate to properties plugged and abandoned, primarily in the U.S. Gulf of Mexico.
11. COMMITMENTS AND CONTENGENCIES
Litigation
Texaco China B.V.
     In March, 2007, Apache paid $81.5 million to settle Texaco China B.V.’s international arbitration award. The settlement was effective April 23, 2007 and was fully reserved. The history of this matter is discussed in Note 10 of the financial statements in Apache’s annual report on Form 10-K for our 2006 fiscal year.
Grynberg
     As more fully described in Note 10 of the financial statements in our annual report on Form 10-K for our 2006 fiscal year, in 1997, Jack J. Grynberg began filing lawsuits against other natural gas producers, gatherers, and pipelines claiming that the defendants have under paid royalty to the federal government and Indian tribes by mis-measurement of the volume and heating content of natural gas and are responsible for acts of others who mis-measured natural gas. The claims against Apache were dismissed, though Mr. Grynberg has appealed the dismissal. No material changes in this matter have occurred since the filing of our most recent annual report on Form 10-K.
Argentine Environmental Claims
     In connection with the Pioneer acquisition, the company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. All of these matters are more fully described in Note 10 of the financial statements in our annual report on Form 10-K for our 2006 fiscal year. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
Louisiana Restoration
     As more fully described in Note 10 of the financial statements in our annual report on Form 10-K for our 2006 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.

Hurricane Related Litigation
     As more fully described in Note 10 of the financial statements in our annual report on Form 10-K for our 2006 fiscal year, two cases were filed against oil and gas companies and others relating to damages caused by Hurricanes Katrina and Rita in 2005. In a class action lawsuit has been filed styled Barasich, et al., individually and as representatives of all those similarly situated vs. Columbia Gulf Transmission Co., et al, No. 05-4161, United States District Court, Eastern District of Louisiana, the plaintiffs’ claim that defendants were negligent by constructing canals and conducting oil and gas operations, which plaintiffs contend is the sole and/or almost the sole cause of the alleged destruction of the marshes in South Louisiana, which plaintiffs blame for all and/or substantially all loss of life and destruction of property which was incurred from Hurricane Katrina. In a case styled Ned Comer, et al vs.Murphy Oil USA, Inc., et al, Case No: 1:05-cv-00436; U.S.D.C., United States District Court, Southern District of Mississippi., Mississippi property owners allege that hurricanes’ meteorological effects increased in frequency and intensity due to global warming, and there will be continued future damage from increasing intensity of storms and sea level rises. They claim this was caused by the various defendants (oil and gas companies, electric and coal companies, and chemical manufacturers). No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
Insurance Claims
     In connection with damage related to Hurricanes Katrina and Rita in 2005, Apache has filed claims with OIL Insurance Ltd. (“OIL”), who provided Apache’s first level of property damage insurance coverage (“OIL Coverage”) and with its principal commercial insurance underwriters, who provided Apache with property damage insurance coverage in excess of OIL Coverage, business interruption insurance coverage, and liability coverage (collectively “Excess Coverage”). Through March 31, 2007, we have received payments of $53 million from OIL for property damage and $150 million from underwriters providing Excess Coverage for business interruption (the entire amount of the business interruption coverage) and $5 million for property damage. In addition, Apache’s liability policy with certain underwriters who provided Excess Coverage includes an endorsement providing $165 million per occurrence for wreck removal costs and expenses. Similarly, Apache has a second layer of liability coverage from certain underwriters which provides an additional $100 million of excess coverage per occurrence which includes the same endorsement for wreck removal costs and expenses (the “Second Excess Coverage”). Apache informed the lead underwriter on the Excess Coverage policy and the Second Excess Coverage policy, of our plans to make a claim under the wreck removal coverage, and the lead underwriter requested that Apache not make such claims in return for payment of the claims still outstanding under the Excess Coverage and a waiver of the underwriters’ alleged right to seek repayment of the amounts already paid to Apache for property damage and business interruption. On account of this request from the lead underwriter, Apache filed an action styled “Apache Corporation v. Houston Casualty Company, and Certain Underwriters at Interest” in the District Court of Harris County in Houston, Texas seeking a declaratory judgment that the underwriters providing Excess Coverage are obligated to pay any outstanding claims and have no right to seek repayment of any previously paid amounts, regardless of any final resolution of Apache’s right to recovery under the wreck removal endorsement. Subsequent to our filing the lawsuit, the underwriters agreed to pay the $114 million of remaining claims for physical damage and not to seek repayment of that amount or the $155 million previously paid for physical damage and business interruption. Although the underwriters are still disputing Apache’s right to recovery under the wreck removal endorsement, an agreement was executed by all parties on the dismissal of the lawsuit and on attempting to resolve the remaining claims through negotiation.
General
     The company is involved in other litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. The company has an accrued liability of approximately $8 million for other legal contingencies that are probable of occurring and can be reasonably estimated. It is management’s opinion that the loss for any such other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the company’s financial position or results of operations.

Other Commitments and Contingencies
Environmental
     As of March 31, 2007, the company had an undiscounted reserve for environmental remediation of approximately $21 million. Apache is not aware of any environmental claims existing as of March 31, 2007, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the company’s properties.
Subsequent Event
     On May 7, 2007, Apache, on behalf of its joint venture, announced that it signed a contract for a floating production, storage and offloading vessel that will be used in the company’s Van Gogh development in Western Australia’s Exmouth Basin. Apache and its partner will pay $40 million per year plus operating expenses for a seven-year term with options for an eight-year extension or to acquire the vessel. Apache owns 52.5 percent of the development.
12. SUPPLEMENTAL GUARANTOR INFORMATION
     Apache Finance Pty Ltd. (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are subsidiaries of Apache that have issued publicly traded securities and require the following condensed consolidating financial statements be provided as an alternative to filing separate financial statements.
     Each of the companies presented in the condensed consolidating financial statements has been fully consolidated in Apache’s consolidated financial statements. As such, the condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and Subsidiaries and notes.

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$837,548	$—	$—	$—	$1,231,734	$(46,215)	$2,023,067
Equity in net income (loss) of affiliates	296,573	4,480	7,830	38,010	(12,911)	(333,982)	—
Other	306	—	—	—	(26,032)	—	(25,726)

	1,134,427	4,480	7,830	38,010	1,192,791	(380,197)	1,997,341

OPERATING EXPENSES:
Depreciation, depletion and amortization	226,892	—	—	—	304,021	—	530,913
Asset retirement obligation accretion	17,638	—	—	—	6,426	—	24,064
Lease operating expenses	204,233	—	—	—	234,491	(46,215)	392,509
Gathering and transportation costs	8,989	—	—	—	19,036	—	28,025
Severance and other taxes	24,215	—	—	—	73,057	—	97,272
General and administrative	52,329	—	—	—	15,533	—	67,862
Financing costs, net	34,372	—	4,513	14,112	(10,934)	—	42,063

	568,668	—	4,513	14,112	641,630	(46,215)	1,182,708

INCOME (LOSS) BEFORE INCOME TAXES	565,759	4,480	3,317	23,898	551,161	(333,982)	814,633
Provision (benefit) for income taxes	72,810	—	(1,163)	(4,551)	254,588	—	321,684

NET INCOME	492,949	4,480	4,480	28,449	296,573	(333,982)	492,949
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$491,529	$4,480	$4,480	$28,449	$296,573	$(333,982)	$491,529

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$666,299	$—	$—	$—	$1,349,184	$(65,185)	$1,950,298
Equity in net income (loss) of affiliates	441,811	6,760	9,555	71,778	(12,166)	(517,738)	—
Other	69,875	—	—	—	(21,071)	—	48,804

	1,177,985	6,760	9,555	71,778	1,315,947	(582,923)	1,999,102

OPERATING EXPENSES:
Depreciation, depletion and amortization	150,692	—	—	—	221,885	—	372,577
Asset retirement obligation accretion	15,083	—	—	—	5,562	—	20,645
Lease operating expenses	131,736	—	—	—	225,063	(65,185)	291,614
Gathering and transportation costs	7,710	—	—	—	18,394	—	26,104
Severance and other taxes	27,609	—	—	—	118,805	—	146,414
General and administrative	37,310	—	—	—	8,362	—	45,672
Financing costs, net	19,924	—	4,583	14,111	(15,804)	—	22,814

	390,064	—	4,583	14,111	582,267	(65,185)	925,840

INCOME (LOSS) BEFORE INCOME TAXES	787,921	6,760	4,972	57,667	733,680	(517,738)	1,073,262
Provision (benefit) for income taxes	127,000	—	(1,788)	(4,740)	291,869	—	412,341

NET INCOME	660,921	6,760	6,760	62,407	441,811	(517,738)	660,921
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$659,501	$6,760	$6,760	$62,407	$441,811	$(517,738)	$659,501

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$352,318	$—	$(3,562)	$(641)	$715,444	$—	$1,063,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(479,825)	—	—	—	(629,270)	—	(1,109,095)
Acquisition of Anadarko properties	(1,000,000)	—	—	—	—	—	(1,000,000)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(96,427)	—	(96,427)
Non-cash portion of net oil and gas property additions	12,478	—	—	—	(12,478)	—	—
Investment in subsidiaries, net	(28,669)	(3,500)	—	—	(4,555)	36,724	—
Other, net	(3,008)	—	—	—	(20,664)	—	(23,672)

NET CASH USED IN INVESTING ACTIVITIES	(1,499,024)	(3,500)	—	—	(763,394)	36,724	(2,229,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	2,730,165	—	64	641	38,220	(22,289)	2,746,801
Payments on debt	(1,530,500)	—	—	—	(23,384)	—	(1,553,884)
Dividends paid	(51,032)	—	—	—	—	—	(51,032)
Common stock activity	5,821	3,500	3,500	—	7,435	(14,435)	5,821
Treasury stock activity, net	1,949	—	—	—	—	—	1,949
Cost of debt and equity transactions	(13,389)	—	—	—	—	—	(13,389)
Other	5,313	—	—	—	—	—	5,313

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,148,327	3,500	3,564	641	22,271	(36,724)	1,141,579

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,621	—	2	—	(25,679)	—	(24,056)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,148	—	—	1	136,375	—	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,769	$—	$2	$1	$110,696	$—	$116,468

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$401,155	$—	$(3,699)	$(1,575)	$647,403	$—	$1,043,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(328,668)	—	—	—	(683,371)	—	(1,012,039)
Acquisition of Amerada Hess properties	(230,080)	—	—	—	—	—	(230,080)
Proceeds from sale of Egyptian properties	—	—	—	—	409,197	—	409,197
Investment in subsidiaries, net	18,046	(3,500)	—	—	(5,264)	(9,282)	—
Other, net	26,817	—	—	—	(80,399)	—	(53,582)

NET CASH USED IN INVESTING ACTIVITIES	(513,885)	(3,500)	—	—	(359,837)	(9,282)	(886,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	158,199	—	199	1,575	(22,468)	20,768	158,273
Payments on debt	(3,800)	—	—	—	—	—	(3,800)
Dividends paid	(34,433)	—	—	—	—	—	(34,433)
Common stock activity	3,238	3,500	3,500	—	4,486	(11,486)	3,238
Treasury stock activity, net	936	—	—	—	—	—	936
Cost of debt and equity transactions	(182)	—	—	—	—	—	(182)
Other	(5,657)	—	—	—	—	—	(5,657)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	118,301	3,500	3,699	1,575	(17,982)	9,282	118,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,571	—	—	—	269,584	—	275,155

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,785	—	2	1	225,072	—	228,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,356	$—	$2	$1	$494,656	$—	$504,015

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,769	$—	$2	$1	$110,696	$—	$116,468
Receivables, net of allowance	784,517	—	1,573	—	829,983	—	1,616,073
Inventories	22,777	—	—	—	350,930	—	373,707
Drilling advances and others	223,247	—	—	—	42,276	—	265,523

	1,036,310	—	1,575	1	1,333,885	—	2,371,771

PROPERTY AND EQUIPMENT, NET	11,226,687	—	—	—	11,879,820	—	23,106,507

OTHER ASSETS:
Intercompany receivable, net	1,034,761	—	(6,358)	(254,339)	(774,064)	—	—
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	8,079,586	287,532	520,120	1,978,407	(1,194,113)	(9,671,532)	—
Deferred charges and other	199,711	—	—	3,906	182,660	—	386,277

	$21,577,055	$287,532	$515,337	$1,727,975	$11,617,440	$(9,671,532)	$26,053,807

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current debt	$1,277,500	$—	$169,879	$—	$53,981	$—	$1,501,360
Accounts payable	348,019	—	—	—	288,006	—	636,025
Other accrued expenses	898,298	—	3,612	52,042	500,940	—	1,454,892

	2,523,817	—	173,491	52,042	842,927	—	3,592,277

LONG-TERM DEBT	2,764,510	—	99,828	646,943	899	—	3,512,180

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,419,430	—	(45,514)	4,387	2,029,622	—	3,407,925
Advances from gas purchasers	33,718	—	—	—	—	—	33,718
Asset retirement obligation	924,014	—	—	—	448,967	—	1,372,981
Derivative instruments	38,078	—	—	—	9,875	—	47,953
Other	425,633	—	—	7,721	205,564	—	638,918

	2,840,873	—	(45,514)	12,108	2,694,028	—	5,501,495

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	13,447,855	287,532	287,532	1,016,882	8,079,586	(9,671,532)	13,447,855

	$21,577,055	$287,532	$515,337	$1,727,975	$11,617,440	$(9,671,532)	$26,053,807

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

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
Overview
     Apache Corporation (Apache or the company) reported first-quarter 2007 earnings of $492 million, compared to $660 million in the first quarter of 2006. First-quarter 2007 results, relative to the comparable 2006 quarter, saw a 12 percent drop in price realizations and a nine percent increase in per unit costs, which were partially offset by a 17 percent increase in equivalent production. Also, for comparative purposes, the 2006 quarter included $71 million in business interruption claims related to production shut-in because of two 2005 hurricanes. Natural gas production averaged a record of 1.76 billion cubic feet per day (Bcf/d) during the current-year quarter, 30 percent higher than first-quarter 2006 daily production. Crude oil and natural gas liquids production totaled 242,726 barrels per day (b/d), five percent above 2006 first-quarter levels. Crude oil prices averaged $55.87 per barrel, three percent below first-quarter 2006 prices, while natural gas prices averaged $5.22 per Mcf, down 18 percent. For a more detailed discussion of the revenue and cost components please refer to Results of Operation in this Item 2.
     On March 29, 2007, the company closed its acquisition of controlling interest in 28 oil and gas fields in the Permian Basin of West Texas from Anadarko Petroleum Corporation (Anadarko) for $1 billion. Apache estimates that these fields had proved reserves of 57 million barrels (MMbbls) of liquid hydrocarbons and 78 billion cubic feet (Bcf) of natural gas as of yearend 2006. The company funded the acquisition with debt. Apache and Anadarko entered into a joint-venture arrangement to effect the transaction. The company entered into cash flow hedges for a portion of the crude oil and the natural gas production.
     Other first-quarter 2007 operational highlights include:
♦	On January 9, 2007, the company announced several discoveries in the Western Desert of Egypt which included; the Qasr 34 which tested at 18.4 million cubic feet per day (MMcf/d) of natural gas and 725 barrels of condensate per day; the Qasr 36 which flowed 2,945 b/d of crude oil and 2.1 MMcf/d of gas; and the Hathor Deep 1X well which tested 12 MMcf/d of gas and 1,237 b/d of oil. Apache operates the Khalda Concession with a 100 percent contractor interest.

♦	On January 11, 2007, the company announced that our Alexandrite 1X well located on Egypt’s Matruh Concession tested 19.8 MMcf/d and 4,045 barrels of condensate per day. Apache operates the Matruh Concession with a 100 percent contractor interest.

♦	On February 2, 2007, Apache announced that the Syrah 5X appraisal well located on Egypt’s Khalda Concession test-flowed 47.6 MMcf/d of natural gas. Initial production from the field is expected to commence in late 2008 upon infrastructure expansion in the Khalda area. Apache operates the Khalda Concession with a 100 percent contractor interest.

♦	On February 20, 2007, the company announced completion of three wells in the Carnarvon Basin offshore Western Australia. The two gas wells, the Doric-2 and the Lee-3, came on line at initial production rates of 65 MMcf and 50 MMcf per day, respectively. The West Cyad-2 oil well had initial production of 6,000 barrels of oil per day. Apache operates all three wells through the Harriet Joint Venture with a 68.5 percent working interest.

♦	On April 4, 2007, Apache announced that the Jade 1-X discovery on the company’s Matruh Concession in Egypt’s Western Desert tested 25.6 MMcf per day. The company believes this discovery extends the Jurrassic gas fairway 12 miles to the Southwest, opening additional drilling opportunities. Apache operates the Matruh Concession with a 100 percent contractor interest.

♦	On April 17, 2007, the company announced that the Julimar-1 gas discovery on Australia’s Northwest Shelf tested a combined 85 MMcf/d from two zones. An appraisal well is planned for later in 2007. Apache owns a 65 percent interest in the field.

Results of Operations
Revenues
     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

	For the Quarter Ended March 31,
			Increase
	2007	2006	(Decrease)
Revenues (in thousands):
Oil	$1,159,929	$1,138,998	1.84%
Natural gas	826,761	779,399	6.08%
Natural gas liquids	36,377	31,901	14.03%

Total	$2,023,067	$1,950,298	3.73%

Oil Volume – Barrels per day:
United States	74,652	59,290	25.91%
Canada	19,032	21,691	(12.26%)
Egypt	60,371	57,292	5.37%
Australia	12,141	11,911	1.93%
North Sea	53,671	64,445	(16.72%)
Argentina	10,797	1,272	NM
China	—	4,559	(100.00%)

Total	230,664	220,460	4.63%

Average Oil Price – Per barrel:
United States	$55.89	$50.22	11.29%
Canada	53.62	54.17	(1.02%)
Egypt	56.64	60.89	(6.98%)
Australia	66.96	66.39	0.86%
North Sea	56.35	60.66	(7.11%)
Argentina	40.61	39.30	3.33%
China	—	58.12	(100.00%)
Total	55.87	57.41	(2.68%)

Natural Gas Volume – Mcf per day:
United States	739,828	601,045	23.09%
Canada	383,020	385,982	(0.77%)
Egypt	243,485	212,874	14.38%
Australia	194,961	153,659	26.88%
North Sea	1,889	2,269	(16.75%)
Argentina	198,239	3,143	NM

Total	1,761,422	1,358,972	29.61%

Average Natural Gas Price – Per Mcf:
United States	$6.96	$7.41	(6.07%)
Canada	6.44	7.73	(16.69%)
Egypt	4.06	4.41	(7.94%)
Australia	1.77	1.67	5.99%
North Sea	8.30	9.98	(16.83%)
Argentina	1.14	1.19	(4.20%)
Total	5.22	6.37	(18.05%)

Natural Gas Liquids (NGL) – Barrels per day:
United States	7,195	7,553	(4.74%)
Canada	2,232	2,178	2.48%
Argentina	2,635	—	NM

Total	12,062	9,731	23.95%

Average NGL Price – Per barrel:
United States	$35.02	$36.52	(4.11%)
Canada	31.47	36.10	(12.83%)
Argentina	31.10	—	NM
Total	33.51	36.43	(8.02%)

NM – not meaningful

     Contributions to Oil and Natural Gas Revenues
     The following table presents each segment’s oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

	Oil Revenues		Gas Revenues
	For the Quarter Ended		For the Quarter Ended
	March 31,		March 31,
	2007	2006	2007	2006
United States	32%	24%	56%	51%
Canada	8%	9%	27%	35%

North America	40%	33%	83%	86%

Egypt	27%	28%	11%	11%
Australia	6%	6%	4%	3%
North Sea	24%	31%	—	—
Argentina	3%	—	2%	—
Other International	—	2%	—	—

Total	100%	100%	100%	100%

     Crude Oil Contribution
     First-quarter 2007 oil revenue contributions from North America were up seven percent from first-quarter 2006 to 40 percent of our total consolidated oil revenues. Several factors drove the shift in revenue contributions. The United States’ contribution increased eight percent on a 26 percent rise in production and an 11 percent increase in realized oil price. The North Sea’s contribution fell seven percent with production and prices down 17 percent and seven percent, respectively. Argentina’s contribution increased to three percent of consolidated oil revenues, reflecting the impact of our 2006 acquisition activity. The decline in Other International’s contribution reflects our exit from China.
     Crude Oil Revenues
     First-quarter crude oil revenue increased $21 million from the comparable 2006 quarter with a five percent increase in production offsetting the impact of a three percent decrease in average realized oil price. Higher revenue in the U.S., Argentina and Australia were mostly offset by lower oil revenue in the North Sea, Canada and Egypt, and the impact of our exit from China.
     U.S. first-quarter 2007 crude oil revenues increased $108 million compared to the same quarter of 2006, reflecting a 26 percent increase in production and an 11 percent increase in realized crude oil prices. The increase in production generated $77 million in revenues, generally reflecting a 55 percent increase in our Gulf Coast region production. Higher realized prices contributed the other $31 million. The Gulf Coast region’s production increase was associated with restoration of hurricane damaged properties, drilling and recompletion activity, and properties acquired in 2006. Central Region production fell two percent on natural decline.
     Argentina’s crude oil revenues increased $35 million in the first quarter of 2007 compared to the first quarter of 2006 because of the second-quarter 2006 acquisition from Pioneer Natural Resources (Pioneer) and the third-quarter 2006 acquisition from Pan American Fueguina S.R.L. (Pan American). Combined, these acquisitions added 9,525 b/d of oil production.
     Australia’s first-quarter 2007 crude oil revenues increased $2 million compared to the first-quarter 2006 on a two percent increase in production and a one percent increase in realized price. The increase in daily oil production was driven by completion of West Cyad, additional production from the Bambra field, and increased liquids associated with the Doric and Lee gas fields, which offset natural decline and cyclone related downtime.
     Egypt’s crude oil revenues decreased by $6 million in the first quarter of 2007 compared to the same quarter in 2006. A five percent increase in crude oil production was more than offset by a seven percent decrease in realized price. Khalda condensate production accounted for most of the production increase, with less downtime at the Obaiyed gas plant.

     The North Sea’s first-quarter 2007 crude oil revenues were $80 million less than the comparable 2006 period, reflecting a 17 percent decrease in oil production and a seven percent decrease in realized price. The lower production is primarily related to major equipment commissioning which displaces production and delays workover or re-drilling of wells temporarily shut-in due to mechanical problems.
     Canada’s first-quarter 2007 revenues decreased $14 million over first-quarter 2006 on a 12 percent decrease in oil production related to natural decline and downtime. Additionally, realized prices were one percent less than the year-ago period.
     Apache manages a portion of its exposure to fluctuations in crude oil prices using financial derivatives. During the quarter, approximately 14 percent of our average worldwide crude oil production was subject to financial derivative hedges, compared to eight percent in the same period in 2006. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of the current derivative positions and terms.) These financial derivative instruments increased our first-quarter 2007 worldwide realized prices $.76 per barrel and reduced 2006 first-quarter prices by $1.32 per barrel.
     Natural Gas Contribution
     Apache’s North American operations contributed 83 percent of the first-quarter 2007 consolidated natural gas revenues, compared to 86 percent in the first quarter of 2006. The rise in international, non-North American revenue is primarily related to the 2006 acquisitions in Argentina, which contributed two percent to Apache’s 2007 consolidated natural gas revenues. Australia’s contribution increased one percent, while Egypt’s contribution remained at 11 percent, compared to the same period in 2006.
     Natural Gas Revenues
     Apache’s first-quarter 2007 natural gas revenues increased $47 million from the prior-year quarter, with $189 million of additional revenues from 30 percent production growth offsetting an 18 percent decrease in realized natural gas prices. All core gas producing regions, except Canada, saw higher natural gas revenues with the largest increase in the U.S. and Argentina.
     U.S. first-quarter 2007 natural gas revenues were $62 million higher than the same quarter of 2006. U.S. first-quarter natural gas production increased 23 percent and contributed $87 million of additional revenues, while a six percent decline in realized prices lowered revenues $25 million, when compared to the prior-year quarter. Production increased 33 percent in the Gulf Coast region reflecting the 2006 acquisition impact, an active drilling program and continuing restoration of production from hurricane damaged properties. Central region production was up eight percent from an active drilling and recompletion program and several smaller acquisitions.
     Argentina’s first-quarter 2007 natural gas revenues increased $20 million compared to first-quarter 2006 because of the acquisitions from Pioneer and Pan American previously discussed.
     Australia’s 2007 first-quarter natural gas revenues were $8 million higher than the respective prior-year period on 27 percent higher production, which contributed $7 million, and a six percent price increase which added $1 million. The increase in gas production was related to increased production and sales from the John Brookes, Doric, and Lee gas fields with a partial offset from natural decline on the Wonnich, Linda, Rose and Harriet gas fields.
     Egypt contributed an additional $4 million to first-quarter 2007 consolidated natural gas revenues compared to the same quarter of 2006. A 14 percent increase in natural gas production added $11 million to 2007 revenues. An eight percent decline in price lowered revenues $7 million, when compared to the 2006 period. Egypt’s production growth was primarily associated with increasing throughput from the Shell operated Obaiyed gas plant from the Qasr Field.
     Canada’s first-quarter 2007 natural gas revenues decreased $46 million over the comparable quarter of 2006. This decrease is the result of a 17 percent decrease in our realized natural gas price. Natural gas production was flat with gains in the Exxon Mobil Grant lands, offset by natural decline in other areas.
     Although a majority of our worldwide gas sales contracts are indexed to prevailing market prices, approximately six percent and nine percent of our first-quarter 2007 and 2006 U.S. natural gas production, respectively, was subject to long-term, fixed-price physical contracts. These fixed-price contracts reduced first-quarter 2007 and 2006 worldwide realized prices $.08 and $.21 per Mcf, respectively.

     Approximately 14 percent and eight percent of our worldwide natural gas production was subject to financial derivative hedges for the first quarter of 2007 and 2006, respectively. These derivative financial instruments increased our first-quarter 2007 consolidated realized prices $.07 per Mcf and decreased our 2006 price by $.17 per Mcf. (See Note 2, Hedging and Derivative Instruments, of this Form 10-Q for a summary of our current derivative positions and terms.)
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis or on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2007	2006	2007	2006
	(In millions)		(Per Boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment	$497	$346	$10.29	$8.42
Other assets	34	26	.71	.64
Asset retirement obligation accretion	24	21	.50	.50
Lease operating expenses	393	292	8.13	7.09
Gathering and transportation costs	28	26	.58	.64
Severance and other taxes	97	146	2.02	3.56
General and administrative expenses	68	46	1.41	1.11
Financing costs, net	42	23	.87	.57

Total	$1,183	$926	$24.51	$22.53

Depreciation, Depletion and Amortization (DD&A)
     First-quarter 2007 full-cost DD&A expense of $497 million was $151 million higher than the comparative quarter of 2006. Increased production of 7 MMboe accounted for $96 million of the change. The company’s 2007 first-quarter full-cost DD&A rate increased $1.87 per boe, to $10.29, from the same quarter last year reflecting rising industry-wide drilling and finding costs, especially in the U.S. and Canada. The increase in costs, including increased estimates of future development costs, is related to increased demand for drilling services, a consequence of both higher oil and gas prices and the demand for services to repair damage caused by hurricanes Katrina and Rita.
Lease Operating Expenses (LOE)
     LOE increased 35 percent on an absolute dollar basis reflecting two significant acquisitions in Argentina, and one in the Gulf of Mexico, hurricane repairs, and generally rising costs. While the acquisitions added cost, they also added production, thereby limiting the increase in our worldwide per unit rate to 15 percent.
     Our worldwide LOE per boe increased $1.04, of which $.66 is related to hurricane repairs in excess of insurance coverage. We expect to complete repairs around mid-year. The remaining increase in the worldwide rate was driven predominately by higher service costs, primarily in the Gulf of Mexico where service costs increased significantly with higher demand after the hurricanes.
     By country, first-quarter 2007 LOE was up from the comparable 2006 period as follows:
     U.S. – The U.S. added $1.06 per boe to the worldwide rate driven entirely by the Gulf Coast region. Reducing the impact of a $75 million increase in LOE expenses in the Gulf Coast region was a 37 percent increase in production. Costs incurred for hurricane repairs of $32 million coupled with higher service costs drove the rate increase. The Central Region reduced worldwide LOE per boe $.10 on four percent production growth coupled with a slight decline in costs.
     Canada – Canada increased the worldwide rate $.18 per boe on increased workover rig costs and activity levels, road location maintenance costs and property taxes coupled with lower production.
     Egypt – Egypt reduced the worldwide rate $.06 per boe as a nine percent increase in production more than offset slightly higher costs.
     Australia – Australia reduced the worldwide rate by $.09 with production growth more than offsetting associated incremental operating costs.

     North Sea – The North Sea added $.32 per boe to the consolidated rate, $.23 of which was related to lower relative production. The balance of the increase was attributed to the impact of the weakening U.S. dollar relative to the U.K. Pound.
     Argentina – Argentina reduced the 2007 first-quarter consolidated rate $.51 with production growth related to the 2006 acquisitions more than offsetting associated incremental costs.
     Gathering and Transportation Costs
     Gathering and transportation costs totaled $28 million in the first quarter of 2007, up $2 million from the 2006 comparative quarter. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended
	March 31,
	2007	2006
	(In millions)
U.S.	$9	$8
Canada	8	9
North Sea	6	7
Egypt	4	2
Argentina	1	—

Total Gathering and Transportation	$28	$26

     The increase from first-quarter 2006 resulted primarily from additional Egyptian crude oil exports.
     Severance and Other Taxes
     First-quarter 2007 severance and other taxes totaled $97 million, $49 million less than the prior-year quarter. A detail of these taxes follows:

	For the Quarter Ended
	March 31,
	2007	2006
	(In millions)
Severance taxes	$29	$31
U.K. PRT	61	108
Canadian taxes	5	5
Other	2	2

Total Severance and Other Taxes	$97	$146

     North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. U.K. PRT was $47 million below first-quarter 2006 PRT on a 43 percent decline in net profits, reflecting lower comparable revenues and higher deductible costs, which include capital expenditures, LOE, G&A, and transportation tariffs. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia. The decrease in severance taxes resulted from lower taxable revenues in the U.S. associated with additional tax incentives in the first quarter of 2007, relative to 2006.
     General and Administrative Expenses
     General and administrative expenses (G&A) were $22 million higher when compared to the first quarter of 2006. The incremental costs in 2007 were primarily associated with rising insurance rates, additional costs associated with our stock-based and incentive compensation plans, and overhead costs related to significant acquisitions and expansion of our international operations, which also increased production.

     On a boe basis, first-quarter 2007 G&A averaged $1.41, up $.30 from the first quarter of 2006. Increases in the cost of insurance coverage after Hurricanes Rita and Katrina accounted for $.17 of the increase, while appreciation of Apache’s stock price increased stock based compensation expense, adding another $.08 per boe. Apache’s stock price closed at $70.70 per share at the end of the first quarter of 2007, up six percent from the end of 2006. Comparatively, Apache’s stock price decreased four percent in the first quarter of 2006.
     Provision for Income Taxes
     During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. There were no significant changes in the statutory tax rates in the major jurisdictions in which the company operates during the first quarter of 2006 or 2007.
     The first-quarter 2007 provision for income taxes was $91 million less than the prior-year quarter on lower taxable income. The lower taxable income was related to higher operating costs, with revenues flat compared to the prior-year quarter. The effective income tax rate in the first quarter of 2007 was 39.5 percent compared to 38.4 percent in the first quarter of 2006.
Capital Resources and Liquidity
Financial Indicators

	March 31,	December 31,
	2007	2006
Millions of dollars except as indicated

Current ratio	.66	.65
Total debt	$5,014	$3,822
Shareholders’ equity	$13,448	$13,191
Percent of total debt to capitalization	27%	22%
Floating-rate debt/total debt	27%	43%
Net Cash Provided by Operating Activities
     Apache’s net cash provided by operating activities for the first quarter of 2007 totaled $1 billion, up slightly from the same period in 2006.
     For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Debt
     During the first quarter of 2007, the company’s debt-to-capitalization ratio increased to 27 percent from 22 percent on December 31, 2006, primarily to fund the $1.0 billion acquisition of Permian Basin properties from Anadarko with debt.
     On January 26, 2007, the company issued $500 million principal amount, $499.5 million net of discount, of senior unsecured 5.625-percent notes maturing January 15, 2017 and $1.0 billion principal amount, $993 million net of discount, of senior unsecured 6.0-percent notes maturing January 15, 2037. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The proceeds were used to repay a portion of the company’s outstanding commerical paper and for general corporate purposes. The company’s outstanding debt includes notes and debentures maturing in the years 2007 through 2096.

     The company has available a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. As of March 31, 2007, Apache had $1.27 billion of commercial paper outstanding. Our weighted-average interest rate for commercial paper was 5.36 percent and 4.51 percent for the first quarter of 2007 and 2006, respectively. If the company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the company’s U.S. credit facilities are available as a 100 percent backstop. The company had available borrowing capacity under our total credit facilities of approximately $1.0 billion at March 31, 2007.
     The company was in compliance with the terms of all credit facilities as of March 31, 2007.
Subsequent Events
     On April 16, 2007, the company issued $500 million principal amount, $498.8 million net of discount, of senior unsecured 5.25-percent notes maturing April 15, 2013. The notes are redeemable, as a whole or part, at Apache’s option, subject to a make-whole premium. The proceeds were used to repay a portion of the company’s outstanding commercial paper and for general corporate purposes.
     In April 2007, the company amended its existing $1.5 billion U.S. five-year revolving credit facility to extend the maturity date to May 28, 2012 from the current maturity date of May 28, 2011. The amendment also allows the company to increase the size of the facility by up to $750 million by adding commitments from new or existing lenders.
     The company also amended its $450 million U.S. credit facility, $150 million Australian credit facility and $150 million Canadian credit facility to extend the maturity dates of all the commitments to May 12, 2012. The amendment also allows the company to increase the size of the U.S. facility by up to $250 million, the Australian facility by up to $150 million and the Canadian facility by up to $150 million by adding commitments from new or existing lenders.
Contingencies
     Apache Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. FIN 48 requires, among other things, that uncertain income tax contingencies be disclosed separately from the company’s deferred tax liability. As of the adoption date, the company had total tax reserves of $563 million, which represents potential future cash obligations. For further discussion, refer to Note 4. Income Taxes in this Form 10-Q.
     On May 7, 2007, Apache, on behalf of its joint venture, announced that it signed a contract for a floating production, storage and offloading vessel that will be used in the company’s Van Gogh development in Western Australia’s Exmouth Basin. Apache and its partner will pay $40 million per year plus operating expenses for a seven-year term with options for an eight-year extension or to acquire the vessel. Apache owns 52.5 percent of the development.

Oil and Gas Capital Expenditures
     Capital expenditures totaled $2.3 billion for the first three months of 2007, compared to $1.3 billion for the comparable period last year. Acquisition capital in the first-quarter 2007 exceeded $1 billion marking the difference between the two comparable periods. The following table presents a summary of the company’s capital expenditures for each of our reportable segments for the three months ended March 31, 2007 and 2006.

	For the Quarter Ended
	March 31,
	2007	2006
	(In thousands)
Exploration and development:
United States	$467,349	$320,309
Canada	201,501	375,851
Egypt	145,062	99,668
Australia	75,496	33,560
North Sea	146,626	82,001
Argentina	56,210	4,064
Other International	—	2,254

	$1,092,244	$917,707

Capitalized Interest	$21,776	$14,193

Gathering Transmission and Processing Facilities	$96,428	$92,398

Asset Retirement Costs (ARC)	$53,124	$5,301

ARC – Acquired	$21,697	$5,806

Acquisitions:
Oil and gas properties	$1,005,199	$256,840

     All of our reportable segments, except for Canada, reported an increase in exploration and development expenditures. The U.S. accounted for 43 percent of the E&D activity in first-quarter 2007, up from 35 percent in the prior year’s comparable quarter. Canada, which accounted for 41 percent of worldwide E&D expenditures in the first quarter of 2006, reduced their activity in 2007 decreasing E&D expenditures to 18 percent of the company’s total. All other segments reported increases in their expenditures reflecting higher levels of activity compared to first-quarter 2006.
Cash Dividends
     Common dividends declared during the first quarter of 2007 rose to $50 million, reflecting a slight increase in common shares outstanding and the higher common stock dividend rate. The company increased its quarterly cash dividend 50 percent, to 15 cents per share from 10 cents per share, effective with the November 2006 dividend payment. During the first quarter of 2007 and 2006, Apache paid $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     Average monthly oil price realizations, including the impact of fixed-price contracts and hedges, ranged from a low of $51.14 per barrel to a monthly high of $59.83 per barrel during the first quarter of 2007. Average monthly gas price realizations, including the impact of fixed-price contracts and hedges, ranged from a monthly low of $4.96 per Mcf to a monthly high of $5.35 per Mcf during the same period. Based on the company’s worldwide oil production levels, a $1.00 per barrel change in the weighted-average realized price of oil would increase or decrease revenues by $21 million. Based on the company’s worldwide gas production levels, a $.10 per Mcf change in the weighted-average realized price of gas would increase or decrease revenues by $17 million.
     Apache has historically only hedged long-term oil and gas prices related to a portion of its expected production associated with acquisitions; however, in 2006 and 2007, the company’s board of directors authorized management to hedge a portion of production generated from the company’s drilling program. In the first quarter of 2007, financial derivative hedges represented approximately 14 percent of the average worldwide natural gas production and crude oil production. Hedges in place at the end of the quarter represent approximately 18 percent of worldwide production for natural gas and crude oil.
     On March 31, 2007, the company had open natural gas derivative hedge positions with a fair value of $(44) million. A 10 percent increase in natural gas prices would change the fair value by $(94) million. A 10 percent decrease in prices would change the fair value by $97 million. The company also had open oil derivative positions with a fair value of $(74) million on March 31, 2007. A 10 percent increase in crude oil prices would change the fair value by $(175) million. A 10 percent decrease in prices would change the fair value by $170 million. See Note 2, Hedging and Derivative Instruments of this Form 10-Q, for notional volumes associated with the company’s derivative contracts.
Interest Rate Risk
     The company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 73 percent of the company’s debt. At March 31, 2007, total debt included $1.3 billion of floating-rate debt. As a result, Apache’s annual interest costs in 2007 will fluctuate based on short-term interest rates on what is presently approximately 27 percent of our total debt outstanding at March 31, 2007. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $1.9 million per quarter on March 31, 2007.
Foreign Currency Risk
     The company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and the majority of the gas production is sold under fixed-price Australian dollar contracts. Over half the costs incurred for Australian operations are paid in U.S. dollars. In Canada, the majority of oil and gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea production is sold under U.S. dollar contracts and the majority of costs incurred are paid in U.K. pounds. In Egypt, all oil and gas production is sold for U.S. dollars and the majority of the costs incurred are denominated in U.S. dollars. Argentina revenues and expenditures are largely denominated in U.S. dollars but translated into pesos at the then current exchange rate. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, U.K. pounds, Egyptian pounds and Argentine pesos are converted to U.S. dollars equivalents based on the exchange rate as of the transaction date.
     Foreign currency gains and losses also come about when monetary assets and liabilities denominated in foreign currencies are translated at the end of each month. A 10 percent strengthening or weakening of the Australian dollar, Canadian dollar, U.K. pound, Egyptian pound, and Argentine peso as of December 31, 2006, would result in a foreign currency net loss or gain of approximately $117 million.
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
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the company’s disclosure controls were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no changes in internal controls over financial reporting during the quarter ending March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
     The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included on Page F-1 in Item 15 of the company’s 2006 Form 10-K.
     The independent auditors attestation report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included on Page F-3 in Item 15 of the company’s 2006 Form 10-K.
Changes in Internal Control over Financial Reporting
     There was no change in our internal controls over financial reporting during the period covered by this quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10 to the Consolidated Financial Statements contained in the company’s annual report on Form 10-K for the year ended December 31, 2006 (filed with the SEC on March 1, 2007) and the updating of those matters in this quarterly report in Item 1 – Financial Statements, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
During the quarter ending March 31, 2007, there were no material changes from the risk factors as previously disclosed in the company’s Form 10-K for the year end December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

10.1	—	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated February 8, 2007, effective as of January 1, 2007.

10.2	—	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007.

12.1	—	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1	—	Certification of Chief Executive Officer.

31.2	—	Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE CORPORATION
Dated: May 9, 2007	/s/ ROGER B. PLANK
Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: May 9, 2007	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

10.1	—	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated February 8, 2007, effective as of January 1, 2007.

10.2	—	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007.

12.1	—	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

31.1	—	Certification of Chief Executive Officer.

31.2	—	Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer.