Form 10-Q
period 2007-06-30
APACHE CORP
filed 2007-08-09
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 1-4300
APACHE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0747868

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 100, One Post Oak Central 2000 Post Oak Boulevard, Houston, TX	77056-4400

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑

Number of shares of registrant’s common stock, outstanding as of June 30, 2007	332,007,074

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$2,444,031	$2,085,127	$4,467,098	$4,035,425
Other	23,636	(23,609)	(2,090)	25,195

	2,467,667	2,061,518	4,465,008	4,060,620

OPERATING EXPENSES:
Depreciation, depletion and amortization	591,107	441,438	1,122,020	814,015
Asset retirement obligation accretion	24,134	20,861	48,198	41,506
Lease operating expenses	418,816	312,402	811,325	604,016
Gathering and transportation costs	30,185	25,809	58,210	51,913
Severance and other taxes	131,015	168,402	228,287	314,816
General and administrative	70,798	52,191	138,660	97,863
Financing costs:
Interest expense	81,816	50,136	147,548	92,999
Amortization of deferred loan costs	852	521	1,546	1,029
Capitalized interest	(15,898)	(15,882)	(37,674)	(30,075)
Interest income	(3,412)	(3,267)	(5,999)	(9,631)

	1,329,413	1,052,611	2,512,121	1,978,451

INCOME BEFORE INCOME TAXES	1,138,254	1,008,907	1,952,887	2,082,169
Provision for income taxes	504,716	285,282	826,400	697,623

NET INCOME	633,538	723,625	1,126,487	1,384,546
Preferred stock dividends	1,420	1,420	2,840	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$632,118	$722,205	$1,123,647	$1,381,706

NET INCOME PER COMMON SHARE:
Basic	$1.91	$2.19	$3.39	$4.19

Diluted	$1.89	$2.17	$3.37	$4.14

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,126,487	$1,384,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,122,020	814,015
Asset retirement obligation accretion	48,198	41,506
Provision for deferred income taxes	342,820	214,883
Other	19,956	34,929
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(18,774)	42,240
(Increase) decrease in drilling advances and other	(4,812)	(2,824)
(Increase) decrease in inventories	21,900	4,927
(Increase) decrease in deferred charges and other	(18,822)	(30,876)
Increase (decrease) in accounts payable	(45,686)	(137,483)
Increase (decrease) in accrued expenses	(88,565)	(129,392)
Increase (decrease) in advances from gas purchasers	(18,487)	(12,245)
Increase (decrease) in deferred credits and noncurrent liabilities	(36,230)	1,082

Net cash provided by operating activities	2,450,005	2,225,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,205,671)	(1,873,238)
Acquisition of Anadarko properties	(1,000,000)	—
Acquisition of BP plc properties	—	(821,282)
Acquisition of Pioneer’s Argentine operations	—	(702,629)
Acquisition of Amerada Hess properties	—	(229,095)
Additions to gas gathering, transmission and processing facilities	(202,824)	(144,489)
Proceeds from sale of Egyptian properties	—	409,197
Proceeds from sale of oil and gas properties	11,149	—
Other, net	(96,392)	(138,268)

Net cash used in investing activities	(3,493,738)	(3,499,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	3,366,881	1,356,648
Payments on debt	(2,200,657)	(72,574)
Dividends paid	(102,152)	(68,888)
Common stock activity	18,919	16,460
Treasury stock activity, net	10,476	(155,552)
Cost of debt and equity transactions	(16,145)	(1,158)
Other	14,529	12,626

Net cash provided by financing activities	1,091,851	1,087,562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,118	(186,934)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	140,524	228,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$188,642	$41,926

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$188,642	$140,524
Receivables, net of allowance	1,686,979	1,651,664
Inventories	406,024	320,386
Drilling advances	85,942	78,838
Derivative instruments	31,548	139,756
Prepaid assets and other	141,524	159,103

	2,540,659	2,490,271

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	32,411,426	29,107,921
Unproved properties and properties under development, not being amortized	1,319,361	1,284,743
Gas gathering, transmission and processing facilities	1,928,443	1,725,619
Other	381,941	358,605

	36,041,171	32,476,888
Less: Accumulated depreciation, depletion and amortization	(12,251,643)	(11,130,636)

	23,789,528	21,346,252

OTHER ASSETS:
Goodwill, net	189,252	189,252
Deferred charges and other	412,492	282,400

	$26,931,931	$24,308,175

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$607,662	$644,889
Accrued operating expense	81,465	70,551
Accrued exploration and development	635,243	534,924
Accrued compensation and benefits	121,653	127,779
Accrued interest	75,330	30,878
Accrued income taxes	98,598	2,133
Current debt	975,761	1,802,094
Asset retirement obligation	378,026	376,713
Derivative instruments	41,224	70,128
Other	121,544	151,523

	3,136,506	3,811,612

LONG-TERM DEBT	4,011,147	2,019,831

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	3,586,929	3,618,989
Advances from gas purchasers	24,680	43,167
Asset retirement obligation	1,335,590	1,370,853
Derivative instruments	63,659	—
Other	668,232	252,670

	5,679,090	5,285,679

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized – Series B, 5.68% Cumulative Preferred Stock, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 340,571,408 and 339,783,392 shares issued, respectively	212,857	212,365
Paid-in capital	4,320,640	4,269,795
Retained earnings	9,874,555	8,898,577
Treasury stock, at cost, 8,564,334 and 9,045,967 shares, respectively	(243,071)	(256,739)
Accumulated other comprehensive loss	(158,180)	(31,332)

	14,105,188	13,191,053

	$26,931,931	$24,308,175

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2005		$98,387	$210,623	$4,170,714	$6,516,863	$(89,764)	$(365,608)	$10,541,215
Comprehensive income (loss):
Net income	$1,384,546	—	—	—	1,384,546	—	—	1,384,546
Commodity hedges, net of income tax expense of $42,486	77,195	—	—	—	—	—	77,195	77,195

Comprehensive income	$1,461,741

Dividends:
Preferred		—	—	—	(2,840)	—	—	(2,840)
Common ($.20 per share)		—	—	—	(66,084)	—	—	(66,084)
Common shares issued		—	751	46,661	—	—	—	47,412
Treasury shares issued, net		—	—	3,944	—	(155,552)	—	(151,608)
Compensation Expense		—	—	—	—	—	—	—
Other		—	—	57	—	—	—	57

BALANCE AT JUNE 30, 2006		$98,387	$211,374	$4,221,376	$7,832,485	$(245,316)	$(288,413)	$11,829,893

BALANCE AT DECEMBER 31, 2006		$98,387	$212,365	$4,269,795	$8,898,577	$(256,739)	$(31,332)	$13,191,053
Comprehensive income (loss):
Net income	$1,126,487	—	—	—	1,126,487	—	—	1,126,487
Commodity hedges, net of income tax benefit of $70,660	(126,848)	—	—	—	—	—	(126,848)	(126,848)

Comprehensive income	$999,639

Dividends:
Preferred		—	—	—	(2,840)	—	—	(2,840)
Common ($.30 per share)		—	—	—	(99,419)	—	—	(99,419)
Common shares issued		—	492	26,908	—	—	—	27,400
Treasury shares issued, net		—	—	2,438	—	13,668	—	16,106
Compensation Expense		—	—	21,422	—	—	—	21,422
FIN 48 Adoption		—	—	—	(48,502)	—	—	(48,502)
Other		—	—	77	252	—	—	329

BALANCE AT JUNE 30, 2007		$98,387	$212,857	$4,320,640	$9,874,555	$(243,071)	$(158,180)	$14,105,188

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
1. ACQUISITIONS AND DIVESTITURES
2007 Acquisition
     U.S. Permian Basin
     On March 29, 2007, the company closed its acquisition of controlling interest in 28 oil and gas fields in the Permian Basin of West Texas from Anadarko Petroleum Corporation (Anadarko) for $1 billion. Apache estimates that these fields had proved reserves of 57 million barrels (MMbbls) of liquid hydrocarbons and 78 billion cubic feet (Bcf) of natural gas as of year end 2006. The company funded the acquisition with debt. Apache and Anadarko entered into a joint-venture arrangement to effect the transaction. The company entered into cash flow hedges for a portion of the crude oil and the natural gas production.
2. HEDGING AND DERIVATIVE INSTRUMENTS
     Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. As of June 30, 2007, the total outstanding positions of Apache’s natural gas and crude oil cash flow hedges were as follows:
          Costless Collars

		Total Volumes		Weighted Average	Fair Value
Production Period	Instrument Type	(MMBtu/Bbl/GJ)		Floor/Ceiling	Asset/(Liability)
					(In thousands)
2007	US Gas Collars	46,920,000	MMBtu	$7.07 / 9.35	$25,937
	Canadian Gas Collars	16,560,000	GJ	$5.83 / 9.48	$7,259
	US Oil Collars	6,440,000	Bbl	$59.23 / 71.46	$(29,716)

2008	US Gas Collar	80,520,000	MMBtu	$7.27 / 10.36	$13,828
	Canadian Gas Collars	32,940,000	MMBtu	$6.20 / 9.70	$5,924
	US Oil Collars	10,797,000	MMBtu	$62.59 / 74.58	$(28,129)

2009	US Gas Collars	5,475,000	MMBtu	$7.17 / 8.60	$(3,422)
	Canadian Gas Collars	29,200,000	GJ	$6.11 / 9.50	$(1,100)
	US Oil Collars	5,843,000	Bbl	$58.07 / 70.62	$(32,071)

2010	US Gas Collars	1,350,000	MMBtu	$7.17 / 10.58	$(745)
	US Oil Collars	2,179,000	Bbl	$59.52 / 72.85	$(8,154)

2011	US Gas Collars	730,000	Bbl	$65.00 / 76.92	$(200)

2012	US Gas Collars	364,000	Bbl	$65.00 / 76.33	$(143)

          Fixed Price Swaps

		Total Volumes		Average	Fair Value
Production Period	Instrument Type	(MMBtu/Bbl)		Fixed Price	Asset/(Liability)
					(In thousands)
2007	US Fixed-Price Gas Swap	403,000	MMBtu	$5.49	$(551)
	US Fixed-Price Oil Swap	2,229,000	Bbl	$70.56	$(1,475)

2008	US Fixed-Price Oil Swap	4,392,000	Bbl	$69.21	$(13,046)
     U.S. natural gas prices represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu) basis and are settled against a combination of indices, including NYMEX, Panhandle Eastern Pipe Line and Houston Ship Channel. Crude oil contracts are entered into on a per barrel (Bbl) basis, and settled against the NYMEX index. The Canadian gas collars above are entered into on a per gigajoule (GJ) basis, are converted to U.S. dollars utilizing June 30, 2007 exchange rates, and are settled against the AECO Index.
     A reconciliation of the components of accumulated other comprehensive income (loss) in the Statement of Consolidated Shareholders’ Equity related to Apache’s commodity derivative activity is presented in the table below:

	Before tax	After tax
	(In thousands)
Unrealized gain (loss) on derivatives at December 31, 2006	$129,325	$83,534
Net gains realized into earnings	(17,536)	(11,224)
Net change in derivative fair value	(179,972)	(115,624)

Unrealized gain (loss) on derivatives at June 30, 2007	$(68,183)	$(43,314)

     Differences between the fair values and the unrealized loss on derivatives before income taxes recognized in accumulated other comprehensive income (loss) are related to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness. Based on market prices as of June 30, 2007, the company recorded an unrealized loss in other comprehensive income of $68 million ($43 million after tax). Unrealized gains and losses on these commodity hedges will fluctuate significantly and will ultimately be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $68 million estimated unrealized loss on derivatives on June 30, 2007, approximately $7 million ($4 million after tax) applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions. These contracts, designated as hedges, qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.
3. DEBT
     On January 26, 2007, the company issued $500 million principal amount, $499.5 million net of discount, of senior unsecured 5.625-percent notes maturing January 15, 2017 and $1.0 billion principal amount, $993 million net of discount, of senior unsecured 6.0-percent notes maturing January 15, 2037. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The proceeds were used to repay a portion of the company’s outstanding commercial paper in anticipation of funding our $1.0 billion acquisition of Permian Basin properties from Anadarko which closed March 29, 2007, and for general corporate purposes.
     On April 16, 2007, the company issued $500 million principal amount, $498.8 million net of discount, of senior unsecured 5.25-percent notes maturing April 15, 2013. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The proceeds were used to repay a portion of the company’s outstanding commercial paper and for general corporate purposes.
     On April 30, 2007, the company amended its existing $1.5 billion U.S. five-year revolving credit facility to extend the maturity date to May 28, 2012 from the current maturity date of May 28, 2011. The amendment also allows the company to increase the size of the facility by up to $750 million by adding commitments from new or existing lenders.
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
     Apache adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position must meet before being recognized in the financial statements. As a result of the implementation of FIN 48, the company recorded a $49 million increase in its tax reserves and an offsetting decrease to retained earnings for uncertain tax positions. As of the adoption date, the company had total tax reserves of $563 million, including $521 million of unrecognized tax benefits which, if recognized, would impact the company’s effective income tax rate in future periods. This reserve includes an estimate of potential interest and penalties, which are recorded as components of income tax expense, in the amount of $91 million as of January 1, 2007. Subsequent to adoption, no significant changes were made to the company’s tax reserve balances during the first six months of 2007; however, an additional $17 million of potential interest expense was recorded. Liabilities related to uncertain tax positions are reflected in Deferred Credits and Other Noncurrent Liabilities under the “Other” caption.
     The company is under audit by the U.S. Internal Revenue Service for the 2002 through 2005 income tax years. The company is also under audit in various states and in most of the company’s foreign jurisdictions as part of its normal course of business. There were no significant changes to the status of these examinations during the first six months of 2007.
5. CAPITAL STOCK
     During the second quarter of 2007 and 2006, Apache declared $50 million and $33 million, respectively, in dividends on its common stock and for the six months ended June 30, 2007 and 2006, the company declared $99 million and $66 million, respectively. The increase from the amount declared for the same period last year, primarily reflects a 50 percent higher common stock dividend rate and a slight increase in common shares outstanding. On September 13, 2006, the company announced that its board of directors voted to increase the quarterly cash dividend on its common stock to 15 cents per share from 10 cents per share, effective with the November 2006 payment. In addition, for the three months and six months ended June 30, 2007 and 2006, Apache declared a total of $1.4 million and $2.8 million, respectively, in dividends on its Series B Preferred Stock issued in August 1998.
6. STOCK-BASED COMPENSATION
2005 Share Appreciation Plan
     On May 5, 2005, the company’s stockholders approved the 2005 Share Appreciation Plan that provides incentives for employees to double Apache’s share price to $108 by the end of 2008, with an interim goal of $81 to be achieved by the end of 2007. To achieve the trigger price, the company’s stock price must close at or above the stated threshold for 10 days out of any 30 consecutive trading days by the end of the stated period. Under the plan, achieving the first threshold results in approximately 1.4 million shares being awarded for an intrinsic cost of $113 million. Achieving the second threshold would result in approximately 2.1 million shares awarded for an intrinsic cost of $230 million. Shares ultimately issued would be reduced for any minimum tax withholding requirements. Under the terms of this targeted stock plan, awards are payable in four equal installments, beginning with the date the trigger stock price is met and on each succeeding anniversary date.
     As of June 14, 2007, Apache’s share price exceeded the interim threshold for the 10-day requirement. As such, Apache will issue approximately one million shares of its common stock, after minimum tax withholding requirements, in four equal installments. The first installment was issued in July 2007. Subsequent installments will be issued in 2008, 2009 and 2010 to employees remaining with the company during that period.

7. NET INCOME PER COMMON SHARE
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$632,118	331,812	$1.91	$722,205	329,862	$2.19

Effect of Dilutive Securities:
Stock options and other	—	2,094		—	3,058

Diluted:
Income attributable to common stock, including assumed conversions	$632,118	333,906	$1.89	$722,205	332,920	$2.17

	For the Six Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$1,123,647	331,514	$3.39	$1,381,706	330,137	$4.19

Effect of Dilutive Securities:
Stock options and other	—	2,081		—	3,534

Diluted:
Income attributable to common stock, including assumed conversions	$1,123,647	333,595	$3.37	$1,381,706	333,671	$4.14

8. BUSINESS SEGMENT INFORMATION
     Apache has interests in the United States, Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea, and Argentina. The company evaluates segment performance based on profit and loss from oil and gas operations before income and expense items incidental to oil and gas operations and income taxes. Apache’s reportable segments are managed separately because of their geographic locations. Financial information by reportable segment is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
	(in thousands)
For the Quarter Ended June 30, 2007
Oil and Gas Production Revenues	$1,060,972	$358,543	$469,635	$141,620	$336,899	$76,362	$—	$2,444,031

Operating Income (1)	$521,001	$157,184	$349,040	$59,859	$151,014	$10,676	$—	$1,248,774

Other Income (Expense):
Other								23,636
General and administrative								(70,798)
Financing costs, net								(63,358)

Income Before Income Taxes								$1,138,254

For the Six Months Ended June 30, 2007

Oil and Gas Production Revenues	$1,922,289	$678,713	$866,242	$245,804	$610,507	$143,543	$—	$4,467,098

Operating Income (1)	$894,557	$291,024	$622,949	$102,583	$266,762	$21,183	$—	$2,199,058

Other Income (Expense):
Other								(2,090)
General and administrative								(138,660)
Financing costs, net								(105,421)

Income Before Income Taxes								$1,952,887

Total Assets	$11,942,642	$7,026,501	$2,879,714	$1,522,149	$2,038,736	$1,511,457	$10,732	$26,931,931

For the Quarter Ended June 30, 2006

Oil and Gas Production Revenues	$736,057	$352,257	$438,172	$109,868	$376,201	$39,701	$32,871	$2,085,127

Operating Income (1)	$376,140	$167,174	$342,496	$50,520	$153,328	$7,437	$19,120	$1,116,215

Other Income (Expense):
Other								(23,609)
General and administrative								(52,191)
Financing costs, net								(31,508)

Income Before Income Taxes								$1,008,907

For the Six Months Ended June 30, 2006

Oil and Gas Production Revenues	$1,429,742	$733,566	$836,642	$204,179	$730,042	$44,536	$56,718	$4,035,425

Operating Income (1)	$733,579	$383,922	$646,827	$99,067	$304,657	$8,035	$33,072	$2,209,159

Other Income (Expense):
Other								25,195
General and administrative								(97,863)
Financing costs, net								(54,322)

Income Before Income Taxes								$2,082,169

Total Assets	$10,281,299	$5,425,594	$2,281,204	$1,270,139	$1,705,711	$862,277	$85,131	$21,911,355

1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and severance and other taxes.

9. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides supplemental disclosure of cash flow information:

	For the Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$63,015	$59,810
Income taxes (net of refunds)	380,156	613,242
10. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the company’s asset retirement obligation (ARO) liability for the six months ended June 30, 2007 (in thousands):

Asset retirement obligation as of December 31, 2006	$1,747,566
Liabilities incurred	126,828
Liabilities settled	(208,976)
Accretion expense	48,198

Asset retirement obligation as of June 30, 2007	$1,713,616

     Liabilities incurred primarily relate to abandonment obligations assumed in connection with current drilling activity and acquisitions closed during the period. Liabilities settled during the period relate to properties plugged and abandoned, primarily in the U.S. Gulf of Mexico.
11. COMMITMENTS AND CONTINGENCIES
Litigation
Texaco China B.V.
     In March, 2007 Apache paid $81.5 million to settle Texaco China B.V.’s international arbitration award. The settlement was fully reserved. The history of this matter is discussed in Note 10 of the financial statements in our most recent annual report on Form 10-K.
Grynberg
     As more fully described in Note 10 of the financial statements in our most recently filed annual report on Form 10-K, Jack J. Grynberg began filing lawsuits against natural gas producers, gatherers, and pipelines in 1997, claiming that the defendants have under paid royalty to the federal government and Indian tribes by mis-measurement of the volume and heating content of natural gas and are responsible for acts of others who mis-measured natural gas. The claims against Apache were dismissed, though Mr. Grynberg has appealed the dismissal. No material changes in this matter have occurred since the filing of our most recent annual report on Form 10-K.
Argentine Environmental Claims
     In connection with a 2006 acquisition from Pioneer Natural Resources (Pioneer), the company acquired a subsidiary of Pioneer in Argentina (“PNRA”) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. All of these matters are more fully described in Note 10 of the financial statements in our annual report on Form 10-K for our

2006 fiscal year. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
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
Hurricane Related Litigation
     As more fully described in Note 10 of the financial statements in our annual report on Form 10-K for our 2006 fiscal year, two cases were filed against oil and gas companies and others relating to damages caused by Hurricanes Katrina and Rita in 2005. In the class action lawsuit styled Barasich, et al., individually and as representatives of all those similarly situated vs. Columbia Gulf Transmission Co., et al, No. 05-4161, United States District Court, Eastern District of Louisiana, the District Court entered an order of dismissal. The judgment of the District Court is now final and the case has been dismissed.
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
Insurance Claims
     As described in Note 10 of the financial statements in our 2006 annual report on Form 10-K, Apache filed claims for damage related to two 2005 hurricanes with OIL Insurance Ltd. (“OIL” and “OIL Coverage”) and with its principal commercial insurance underwriters who provided “Excess Coverage” for property damage in excess of OIL Coverage, business interruption insurance, and liability coverage.
     Through June 30, 2007, Apache collected $53 million from OIL for property damage and $119 million from underwriters for property damage in excess of OIL Coverage. Apache also collected $150 million from its underwriters for business interruption claims.
     Apache’s Excess Coverage policy includes an endorsement providing $165 million per occurrence for wreck removal costs and expenses. Similarly, Apache has another policy which includes the same endorsement for wreck removal costs and expenses that provides an additional $100 million of coverage per occurrence (the “Second Excess Coverage”). Apache informed the lead underwriters of its intention to file claims under the wreck removal provisions of the policies. The lead underwriter requested that Apache not make such claims in return for payment of claims still outstanding and a waiver of the underwriters’ alleged right to seek repayment of the amounts already paid to Apache. In response to the underwriter’s demand, Apache filed an action styled “Apache Corporation v. Houston Casualty Company, and Certain Underwriters at Interest” in the District Court of Harris County in Houston, Texas seeking a declaratory judgment that the underwriters providing Excess Coverage are obligated to pay any outstanding claims and have no right to seek repayment of any previously paid amounts, regardless of any final resolution of Apache’s right to recovery under the wreck removal endorsement. Subsequent to our filing the lawsuit, the underwriters agreed to pay all remaining claims for physical damage and not to seek repayment of that amount or amounts previously paid for physical damage and business interruption. Payment was received, and Apache dismissed the lawsuit. However, the underwriters continue to dispute Apache’s right to recovery under the wreck removal endorsement and the parties are attempting to resolve the remaining claims through negotiation, mediation, or arbitration.

General
     The company is involved in other litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. The company has an accrued liability of approximately $7 million for other legal contingencies that are deemed probable of occurring and can be reasonably estimated. It is management’s opinion that the loss for any such other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the company’s financial position or results of operations.
Other Commitments and Contingencies
Environmental
     As of June 30, 2007, the company had an undiscounted reserve for environmental remediation of approximately $22 million. Apache is not aware of any environmental claims existing as of June 30, 2007, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the company’s properties.
Other
     On May 7, 2007, Apache, on behalf of its joint venture, announced that it signed a contract for a floating production, storage and offloading vessel that will be used in the company’s Van Gogh development in Western Australia’s Exmouth Basin. Beginning with first production anticipated in 2009, Apache and its partner will pay $40 million per year plus operating expenses for a seven-year term with options for an eight-year extension or to acquire the vessel. Apache owns 52.5 percent of the development.
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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,052,514	$—	$—	$—	$1,420,049	$(28,532)	$2,444,031
Equity in net income (loss) of affiliates	290,281	2,263	5,184	(2,738)	(13,328)	(281,662)	—
Other	3,286	—	(66)	—	20,416	—	23,636

	1,346,081	2,263	5,118	(2,738)	1,427,137	(310,194)	2,467,667

OPERATING EXPENSES:
Depreciation, depletion and amortization	270,860	—	—	—	320,247	—	591,107
Asset retirement obligation accretion	17,542	—	—	—	6,592	—	24,134
Lease operating expenses	210,509	—	—	—	236,839	(28,532)	418,816
Gathering and transportation costs	10,023	—	—	—	20,162	—	30,185
Severance and other taxes	32,496	—	—	—	98,519	—	131,015
General and administrative	61,059	—	—	—	9,739	—	70,798
Financing costs, net	53,203	—	4,513	14,112	(8,470)	—	63,358

	655,692	—	4,513	14,112	683,628	(28,532)	1,329,413

INCOME (LOSS) BEFORE INCOME TAXES	690,389	2,263	605	(16,850)	743,509	(281,662)	1,138,254
Provision (benefit) for income taxes	56,851	—	(1,658)	(3,705)	453,228	—	504,716

NET INCOME	633,538	2,263	2,263	(13,145)	290,281	(281,662)	633,538
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$632,118	$2,263	$2,263	$(13,145)	$290,281	$(281,662)	$632,118

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$705,019	$—	$—	$—	$1,439,469	$(59,361)	$2,085,127
Equity in net income (loss) of affiliates	496,865	7,787	9,029	85,067	(10,613)	(588,135)	—
Other	(1,928)	—	(38)	—	(21,643)	—	(23,609)

	1,199,956	7,787	8,991	85,067	1,407,213	(647,496)	2,061,518

OPERATING EXPENSES:
Depreciation, depletion and amortization	179,790	—	—	—	261,648	—	441,438
Asset retirement obligation accretion	15,000	—	—	—	5,861	—	20,861
Lease operating expenses	123,688	—	—	—	248,075	(59,361)	312,402
Gathering and transportation costs	7,901	—	—	—	17,908	—	25,809
Severance and other taxes	27,914	—	—	—	140,488	—	168,402
General and administrative	41,623	—	—	—	10,568	—	52,191
Financing costs, net	22,889	—	4,465	14,111	(9,957)	—	31,508

	418,805	—	4,465	14,111	674,591	(59,361)	1,052,611

INCOME (LOSS) BEFORE INCOME TAXES	781,151	7,787	4,526	70,956	732,622	(588,135)	1,008,907
Provision (benefit) for income taxes	57,526	—	(3,261)	(4,740)	235,757	—	285,282

NET INCOME	723,625	7,787	7,787	75,696	496,865	(588,135)	723,625
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$722,205	$7,787	$7,787	$75,696	$496,865	$(588,135)	$722,205

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,890,062	$—	$—	$—	$2,651,783	$(74,747)	$4,467,098
Equity in net income (loss) of affiliates	586,854	6,743	13,014	35,272	(26,239)	(615,644)	—
Other	3,592	—	(66)	—	(5,616)	—	(2,090)

	2,480,508	6,743	12,948	35,272	2,619,928	(690,391)	4,465,008

OPERATING EXPENSES:
Depreciation, depletion and amortization	497,752	—	—	—	624,268	—	1,122,020
Asset retirement obligation accretion	35,180	—	—	—	13,018	—	48,198
Lease operating expenses	414,742	—	—	—	471,330	(74,747)	811,325
Gathering and transportation costs	19,012	—	—	—	39,198	—	58,210
Severance and other taxes	56,711	—	—	—	171,576	—	228,287
General and administrative	113,388	—	—	—	25,272	—	138,660
Financing costs, net	87,575	—	9,026	28,224	(19,404)	—	105,421

	1,224,360	—	9,026	28,224	1,325,258	(74,747)	2,512,121

INCOME (LOSS) BEFORE INCOME TAXES	1,256,148	6,743	3,922	7,048	1,294,670	(615,644)	1,952,887
Provision (benefit) for income taxes	129,661	—	(2,821)	(8,256)	707,816	—	826,400

NET INCOME	1,126,487	6,743	6,743	15,304	586,854	(615,644)	1,126,487
Preferred stock dividends	2,840	—	—	—	—	—	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,123,647	$6,743	$6,743	$15,304	$586,854	$(615,644)	$1,123,647

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,371,318	$—	$—	$—	$2,788,653	$(124,546)	$4,035,425
Equity in net income (loss) of affiliates	938,676	14,547	18,584	156,845	(22,779)	(1,105,873)	—
Other	67,947	—	(38)	—	(42,714)	—	25,195

	2,377,941	14,547	18,546	156,845	2,723,160	(1,230,419)	4,060,620

OPERATING EXPENSES:
Depreciation, depletion and amortization	330,482	—	—	—	483,533	—	814,015
Asset retirement obligation accretion	30,083	—	—	—	11,423	—	41,506
Lease operating expenses	255,424	—	—	—	473,138	(124,546)	604,016
Gathering and transportation costs	15,611	—	—	—	36,302	—	51,913
Severance and other taxes	55,523	—	—	—	259,293	—	314,816
General and administrative	78,933	—	—	—	18,930	—	97,863
Financing costs, net	42,813	—	9,048	28,222	(25,761)	—	54,322

	808,869	—	9,048	28,222	1,256,858	(124,546)	1,978,451

INCOME (LOSS) BEFORE INCOME TAXES	1,569,072	14,547	9,498	128,623	1,466,302	(1,105,873)	2,082,169
Provision (benefit) for income taxes	184,526	—	(5,049)	(9,480)	527,626	—	697,623

NET INCOME	1,384,546	14,547	14,547	138,103	938,676	(1,105,873)	1,384,546
Preferred stock dividends	2,840	—	—	—	—	—	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,381,706	$14,547	$14,547	$138,103	$938,676	$(1,105,873)	$1,381,706

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,994,465	$—	$(8,353)	$(1,020,725)	$1,484,618	$—	$2,450,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,025,001)	—	—	—	(1,180,670)	—	(2,205,671)
Acquisition of Anadarko properties	(1,000,000)	—	—	—	—	—	(1,000,000)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(202,824)	—	(202,824)
Proceeds from sale of oil & gas properties	4,641	—	—	—	6,508	—	11,149
Investment in subsidiaries, net	(1,037,929)	(9,025)	—	—	(1,029,349)	2,076,303	—
Other, net	(17,329)	—	—	—	(79,063)	—	(96,392)

NET CASH USED IN INVESTING ACTIVITIES	(3,075,618)	(9,025)	—	—	(2,485,398)	2,076,303	(3,493,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	3,333,795	—	(671)	(2,785)	53,358	(16,816)	3,366,881
Payments on debt	(2,175,900)	—	—	—	(24,757)	—	(2,200,657)
Dividends paid	(102,152)	—	—	—	—	—	(102,152)
Common stock activity	18,919	9,025	9,025	1,023,510	1,017,927	(2,059,487)	18,919
Treasury stock activity, net	10,476	—	—	—	—	—	10,476
Cost of debt and equity transactions	(16,145)	—	—	—	—	—	(16,145)
Other	14,529	—	—	—	—	—	14,529

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,083,522	9,025	8,354	1,020,725	1,046,528	(2,076,303)	1,091,851

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,369	—	1	—	45,748	—	48,118

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,148	—	—	1	136,375	—	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,517	$—	$1	$1	$182,123	$—	$188,642

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$849,640	$—	$(10,349)	$(19,798)	$1,405,815	$—	$2,225,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(854,648)	—	—	—	(1,018,590)	—	(1,873,238)
Acquisition of Amerada Hess properties	(229,095)	—	—	—	—	—	(229,095)
Acquisition of Pioneer’s Argentine operations	—	—	—	—	(702,629)	—	(702,629)
Acquisition of BP plc properties	(821,282)	—	—	—	—	—	(821,282)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(144,489)	—	(144,489)
Proceeds from sale of Egyptian properties	—	—	—	—	409,197	—	409,197
Investment in subsidiaries, net	(63,018)	(9,025)	—	—	(30,107)	102,150	—
Other, net	29,605	—	—	—	(167,873)	—	(138,268)

NET CASH USED IN INVESTING ACTIVITIES	(1,938,438)	(9,025)	—	—	(1,654,491)	102,150	(3,499,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	1,356,500	—	1,324	77	53,115	(54,368)	1,356,648
Payments on debt	(72,300)	—	—	—	(274)	—	(72,574)
Dividends paid	(68,888)	—	—	—	—	—	(68,888)
Common stock activity	16,460	9,025	9,025	19,721	10,011	(47,782)	16,460
Treasury stock activity, net	(155,552)	—	—	—	—	—	(155,552)
Cost of debt and equity transactions	(1,158)	—	—	—	—	—	(1,158)
Other	12,626	—	—	—	—	—	12,626

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,087,688	9,025	10,349	19,798	62,852	(102,150)	1,087,562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,110)	—	—	(1)	(185,824)	—	(186,934)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,785	—	2	1	225,072	—	228,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,675	$—	$2	$—	$39,248	$—	$41,926

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,517	$—	$1	$1	$182,123	$—	$188,642
Receivables, net of allowance	839,181	—	1,557	—	846,241	—	1,686,979
Inventories	27,196	—	—	—	378,828	—	406,024
Drilling advances and others	161,891	—	—	—	97,123	—	259,014

	1,034,785	—	1,558	1	1,504,315	—	2,540,659

PROPERTY AND EQUIPMENT, NET	11,628,478	—	—	—	12,161,050	—	23,789,528

OTHER ASSETS:
Intercompany receivable, net	1,027,021	—	(5,560)	(250,896)	(770,565)	—	—
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	9,365,457	296,836	526,883	1,967,941	(185,342)	(11,971,775)	—
Deferred charges and other	206,370	—	—	1,003,826	202,296	(1,000,000)	412,492

	$23,262,111	$296,836	$522,881	$2,720,872	$13,101,006	$(12,971,775)	$26,931,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$736,800	$—	$169,921	$—	$69,040	$—	$975,761
Accounts payable	430,009	—	—	—	177,653	—	607,662
Other accrued expenses	926,640	—	2,599	47,815	576,029	—	1,553,083

	2,093,449	—	172,520	47,815	822,722	—	3,136,506

LONG-TERM DEBT	3,263,440	—	99,849	646,960	898	—	4,011,147

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,389,861	—	(46,324)	4,984	2,238,408	—	3,586,929
Advances from gas purchasers	24,680	—	—	—	—	—	24,680
Asset retirement obligation	881,498	—	—	—	454,092	—	1,335,590
Derivative instruments	63,659	—	—	—	—	—	63,659
Other	1,440,336	—	—	8,467	219,429	(1,000,000)	668,232

	3,800,034	—	(46,324)	13,451	2,911,929	(1,000,000)	5,679,090

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	14,105,188	296,836	296,836	2,012,646	9,365,457	(11,971,775)	14,105,188

	$23,262,111	$296,836	$522,881	$2,720,872	$13,101,006	$(12,971,775)	$26,931,931

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
Overview
     Apache Corporation (Apache or the company) reported second-quarter 2007 earnings of $632 million, compared to $722 million in the second quarter of 2006. The lower earnings resulted from a higher effective tax rate in the 2007 period when compared to the 2006 quarter. The 2006 effective tax rate was lower because of a Canadian rate reduction enacted in the second quarter of 2006, while the 2007 rate included additional deferred taxes related to foreign exchange rates, and the effect of a 10 percent oil and gas tax rate enacted in the U.K. subsequent to the second quarter of 2006. Second-quarter 2007 pre-tax earnings were $129 million more than the second quarter of 2006, with a $406 million increase in revenues more than offsetting a $277 million increase in expenses. Revenues rose on an 11 percent increase in natural gas prices and record daily gas, oil and natural gas liquids production which increased 18 percent, 11 percent, and five percent, respectively. For a more detailed discussion of the revenue and costs components please refer to Results of Operations in this Item 2.
     For the six months ending June 30, 2007, the company reported earnings of $1.1 billion compared to $1.4 billion in the comparable 2006 period, with approximately half of the decline in earnings associated with a higher effective tax rate in 2007, when compared to 2006. The balance of the decline related to the 2007 first quarter which saw flat revenues and a nine percent increase in per unit costs. For comparative purposes, the 2006 period benefited from $71 million of business interruption claims for production shut-in from two 2005 hurricanes. Cash provided by operating activities totaled $2.5 billion for 2007 period, $225 million ahead of 2006.
     On March 29, 2007, the company closed its acquisition of controlling interest in 28 oil and gas fields in the Permian Basin of West Texas from Anadarko Petroleum Corporation (Anadarko) for $1 billion. Apache estimates that these fields had proved reserves of 57 million barrels (MMbbls) of liquid hydrocarbons and 78 billion cubic feet (Bcf) of natural gas as of year end 2006. The company funded the acquisition with debt. Apache and Anadarko entered into a joint-venture arrangement to effect the transaction. The company entered into cash flow hedges for a portion of the crude oil and the natural gas production.
     Other second-quarter 2007 operational highlights include:
t	On April 3, 2007, Apache announced that the Jade 1-X discovery on the company’s Matruh Concession in Egypt’s Western Desert tested 25.6 million cubic feet (MMcf) per day. The company believes this discovery extends the Jurassic gas fairway 12 miles to the Southwest, opening additional drilling opportunities. Apache operates the Matruh Concession with a 100 percent contractor interest.

t	On April 17, 2007, the company announced that its Julimar-1 gas discovery on Australia’s Northwest Shelf tested a combined 85 MMcf per day from two zones. Apache owns a 65 percent interest in the field.

t	On May 7, 2007, Apache announced that it has signed a contract for a floating production, storage and offloading (FPSO) vessel that will be used in the $500 million Van Gogh development in Western Australia’s Exmouth Basin in which the company owns a 52.5 percent interest.

t	On June 21, 2007, the company announced that its Theo 3-H well tested at 9,694 barrels per day (b/d) in a test of the first horizontal well at the Van Gogh development.

t	On July 3, 2007, Apache announced that it will proceed with development of the Pyrenees fields in the Exmouth Sub-basin offshore Western Australia. Apache has a 28.57 percent interest in the estimated $1.7 billion BHP Billiton-operated development.

Results of Operations
Revenues
     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues (in thousands):
Oil	$1,473,621	$1,333,594	10.50%	$2,633,550	$2,472,592	6.51%
Natural gas	922,736	707,426	30.44%	1,749,497	1,486,824	17.67%
Natural gas liquids	47,674	44,107	8.09%	84,051	76,009	10.58%

Total	$2,444,031	$2,085,127	17.21%	$4,467,098	$4,035,425	10.70%

Oil Volume — Barrels per day:
United States	91,060	65,451	39.13%	82,901	62,388	32.88%
Canada	19,036	21,181	(10.13%)	19,034	21,434	(11.20%)
Egypt	59,890	55,370	8.16%	60,129	56,326	6.75%
Australia	16,071	12,273	30.95%	14,117	12,093	16.74%
North Sea	55,209	61,455	(10.16%)	54,445	62,942	(13.50%)
Argentina	11,282	6,581	71.43%	11,041	3,941	180.16%
China	—	5,419	NM	—	4,991	NM

Total	252,548	227,730	10.90%	241,667	224,115	7.83%

Average Oil price — Per barrel:
United States	$60.08	$56.84	5.70%	$58.21	$53.71	8.38%
Canada	63.75	66.81	(4.58%)	58.71	60.45	(2.88%)
Egypt	68.65	69.33	(.98%)	62.65	65.06	(3.70%)
Australia	74.96	74.58	.51%	71.54	70.57	1.37%
North Sea	66.59	66.93	(.51%)	61.57	63.73	(3.39%)
Argentina	45.78	44.22	3.53%	43.26	43.43	(.39%)
China	—	66.66	NM	—	62.78	NM
Total	64.12	64.35	(.36%)	60.21	60.95	(1.21%)

Natural Gas Volume — Mcf per day:
United States	801,778	638,469	25.58%	770,974	619,860	24.38%
Canada	389,218	417,494	(6.77%)	386,136	401,826	(3.90%)
Egypt	234,466	218,788	7.17%	238,951	215,847	10.70%
Australia	196,249	184,746	6.23%	195,608	169,288	15.55%
North Sea	1,944	2,163	(10.12%)	1,917	2,216	(13.49%)
Argentina	216,187	102,935	110.02%	207,263	53,315	288.75%
China	—	—	—	—	—	—

Total	1,839,842	1,564,595	17.59%	1,800,849	1,462,352	23.15%

Average Natural Gas price — Per Mcf:
United States	$7.29	$6.29	15.90%	$7.13	$6.83	4.39%
Canada	6.79	5.69	19.33%	6.62	6.66	(.60%)
Egypt	4.48	4.46	.45%	4.26	4.44	(4.05%)
Australia	1.79	1.58	13.29%	1.78	1.62	9.88%
North Sea	13.39	9.68	38.33%	10.90	9.83	10.89%
Argentina	1.02	.92	10.87%	1.08	.93	16.13%
China	—	—	—	—	—	—
Total	5.51	4.97	10.87%	5.37	5.62	(4.45%)

Natural Gas Liquids (NGL)
Volume — Barrels per day:
United States	8,060	8,811	(8.52%)	7,631	8,185	(6.77%)
Canada	2,113	2,226	(5.08%)	2,172	2,202	(1.36%)
Argentina	2,816	1,355	107.82%	2,726	682	299.71%

Total	12,989	12,392	4.82%	12,529	11,069	13.19%

Average NGL Price — Per barrel:
United States	$42.10	$40.21	4.70%	$38.78	$38.52	.67%
Canada	39.28	35.77	9.81%	35.29	35.94	(1.81%)
Argentina	36.06	37.44	(3.69%)	33.68	37.44	(10.04%)
Total	40.33	39.11	3.12%	37.06	37.94	(2.32%)

NM = not meaningful

     Contributions to Oil and Natural Gas Revenues
     The following table presents each segment’s oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

	Oil Revenues		Gas Revenues		Oil Revenues		Gas Revenues
	For the Quarter Ended		For the Quarter Ended		For the Six Months		For the Six Months
	June 30,		June 30,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
United States	34%	25%	58%	52%	33%	25%	57%	51%
Canada	7%	10%	26%	30%	8%	9%	26%	33%

North America	41%	35%	84%	82%	41%	34%	83%	84%

Egypt	25%	26%	10%	13%	26%	27%	11%	12%
Australia	8%	6%	4%	4%	7%	6%	4%	3%
North Sea	23%	28%	—	—	23%	29%	—	—
Argentina	3%	2%	2%	1%	3%	1%	2%	1%
China	—	3%	—	—	—	3%	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%

     Crude Oil Revenues
     Second-quarter 2007 crude oil revenues increased $140 million from the comparable 2006 quarter, driven by an 11 percent increase in production with comparable overall pricing. Production growth in the U.S., Egypt, Australia and Argentina were the predominate drivers. For the six-month period, crude oil revenues increased $161 million from the comparable 2006 period with slightly lower price realizations offsetting the benefits from production gains in the areas mentioned above. China’s operations were sold in August 2006.
     U.S. second-quarter 2007 crude oil revenues increased $159 million compared to the same quarter of 2006, reflecting a 39 percent increase in production and a six percent increase in realized crude oil prices. The Gulf Coast Region’s production increased 48 percent on less hurricane downtime, the addition of producing properties on the Outer Continental Shelf of the Gulf of Mexico in June 2006, and drilling and recompletion activity. The Central Region saw a 28 percent rise in production reflecting the acquisition of the Permian Basin properties from Anadarko in March 2007 and drilling and recompletion activity. The six-month period reflects a $267 million increase in revenues on a 33 percent increase in production and an eight percent increase in realized price over 2006.
     Australia’s second-quarter 2007 crude oil revenues increased $26 million compared to the second quarter of 2006 on a 31 percent increase in production. Realized prices were comparable period over period. Production gains were driven by completion of West Cycad, additional working interest acquired in the Legendre field, increased production at Bambra, and increased liquids associated with John Brookes, Doric and Lee gas wells. Australia’s revenues for the 2007 six-month period were up $28 million on a 17 percent increase in production and a one percent increase in realized price when compared to the same period in 2006.
     Egypt’s crude oil revenues increased $25 million in the second quarter of 2007 compared to the same quarter in 2006. An eight percent increase in crude oil production added $28 million in revenues, offset by a one percent decrease in realized prices. While numerous concessions saw production growth, gains from new well completions in Umbarka and East Bahariya concessions were noteworthy. Also, Khalda condensate production was higher from additional throughput at the Obaiyed gas plant. Egypt’s 2007 six-month period revenues increased $19 million from 2006 with a seven percent increase in production more than offsetting a four percent decrease in price. Similar to the quarter, production growth was most prevalent in Umbarka, East Bahariya and the Khalda concessions.
     Argentina’s crude oil revenues increased $21 million in the second quarter of 2007 compared to the second quarter in 2006, reflecting a 71 percent increase in production from two acquisitions which closed during the second and third quarters of 2006. A four percent increase in oil price realizations also benefited revenues. Revenues for the 2007 six-month period increased $55 million over the prior year for the same reasons.
     Canada’s second-quarter 2007 revenues decreased $18 million from second-quarter of 2006 on a 10 percent decline in oil production and a five percent decrease in realized prices. Production from the Zama and Virginia Hills areas fell on natural decline, while downtime impacted production at House Mountain and Weyburn. Canada’s 2007 six-month period oil revenues were $32 million less than the comparable 2006 period on an 11 percent drop in production and a three percent drop in pricing.

     The North Sea’s second-quarter 2007 crude oil revenues were $40 million less than the comparable 2006 period, reflecting a 10 percent decrease in oil production and a one percent decrease in realized price. Production was negatively impacted by downtime and natural decline. Year-to-date revenues fell by $119 million compared to prior year as production declined 14 percent for the same reasons described above.
     Approximately 18 percent and 16 percent of our worldwide crude oil production was subject to financial derivative hedges for the second quarter and first six months of 2007, respectively, compared to eight percent for the two comparable periods in 2006. (See Note 2, Hedging and Derivative Instruments, of the Notes to Consolidated Financial Statements in this Form 10-Q for a summary of the current derivative positions and terms.) These financial derivative instruments reduced our second-quarter 2007 and 2006 worldwide realized prices $.26 and $1.71 per barrel, respectively. For the six-month period ending June 30, 2007 these hedges increased our average realized prices $.22 per barrel. For the six-month period ending June 30, 2006 these hedges reduced our average realized prices $1.52 per barrel.
Natural Gas Revenues
     Apache’s second-quarter 2007 natural gas revenues increased $215 million from the prior-year quarter on production growth and higher realized prices. All core gas producing regions reported higher natural gas revenues with the largest gains experienced in Canada and the U.S. For the six-month period, gas revenues increased $263 million from the comparable 2006 period, reflecting a 23 percent increase in gas production partially offset by a four percent decrease in realized prices.
     U.S. second-quarter 2007 natural gas revenues were $167 million higher than the comparable quarter of last year. In the U.S., second-quarter natural gas production increased 26 percent adding $108 million to U.S. natural gas revenues on acquisitions, drilling and recompletion activities and restoration of production shut-in because of hurricane damage. Higher realized prices added another $59 million to U.S. natural gas revenues over the prior year quarter. The year-to-date period reflects a $229 million increase in revenue on a 24 percent increase in production, for the reasons noted above, and a four percent increase in realized prices over the same period in 2006.
     Canada’s second-quarter 2007 natural gas revenues increased $24 million over the prior year comparable quarter. Canada’s realized natural gas price increased 19 percent, offsetting a seven percent decline in gas production. Gas production fell in our Zama and Hatton areas on natural decline and plant downtime. Production gains from new wells in the Exxon Mobil lands area limited the decline. On a year-to-date basis, gas revenues were down $22 million from 2006 on a decline in production while prices have remained flat.
     Argentina’s second-quarter 2007 natural gas revenues increased $12 million compared to the second-quarter of 2006 on increased production from previously noted acquisitions and drilling activity as well as higher prices. The current year six-month period reflects a $32 million increase in revenues for the same reasons.
     Egypt contributed an additional $7 million to second-quarter 2007 consolidated natural gas revenues compared to the same quarter of 2006 on a seven percent increase in natural gas production and a slight increase in realized prices. Virtually all of the increase in production was related to a full quarter of production from Qasr field in the Khalda concession. Egypt’s 2007 six-month revenues increased $11 million over the same period of 2006 on an 11 percent increase in production, which was partially offset by the impact of a four percent decrease in price. Like the quarter, production gains came from the Qasr field.
     Australia’s 2007 second-quarter natural gas revenues were $5 million higher than the respective prior-year period on six percent higher production, which contributed $2 million, and a 13 percent increase in realized prices, which added $3 million. The increase in gas production over the 2006 quarter was associated with additional customer demand, including full-contract sales to Burrup Fertilizer. Australia’s six-month revenues were up $13 million from 2006 on a 16 percent increase in production and a 10 percent increase in realized price. The six-month period productions gains were also related to increased customer demand.
     Although a majority of our worldwide gas sales contracts are indexed to prevailing market prices, approximately five percent and eight percent of our second-quarter 2007 and 2006 U.S. natural gas production, respectively, was subject to long-term, fixed-price physical contracts and for the first six months of 2007 approximately six percent of our U.S. natural gas production was subject to long-term, fixed price physical contracts down from eight percent in the prior year. These fixed-price contracts reduced second-quarter 2007 and 2006 worldwide realized prices $.09 and $.08 per Mcf, respectively and 2007 and 2006 six-month worldwide realized prices $.08 and $.14 per Mcf, respectively.

     Approximately 19 percent and 17 percent of our worldwide natural gas production was subject to financial derivative hedges for the second-quarter and six-month periods of 2007, respectively, compared to seven percent for the two comparable periods in 2006. These derivative financial instruments reduced our second-quarter 2007 and 2006 consolidated realized prices $.02 and $.03 per Mcf, respectively. For the first half of 2007, these instruments increased our realized price $.02 per mcf but reduced them $.09 per mcf in the first half of 2006. (See Note 2, Hedging and Derivative Instruments, of the Notes to Consolidated Financial Statements in this Form 10-Q for a summary of our current derivative positions and terms.)
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis or on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization (DD&A):
Oil and gas property	$558	$413	$10.72	$9.06	$1,055	$759	$10.51	$8.75
Other assets	33	28	.64	.63	67	55	.67	.64

Total DD&A	591	441			1,122	814
Asset retirement obligation accretion	24	21	.46	.46	48	41	.48	.48
Lease operating costs	419	313	8.04	6.85	811	604	8.09	6.97
Gathering and transportation costs	30	26	.58	.57	58	52	.58	.60
Severance and other taxes	131	168	2.52	3.69	228	315	2.28	3.63
General and administrative expense	71	52	1.36	1.15	139	98	1.38	1.13
Financing costs, net	63	32	1.22	.68	106	54	1.05	.62

Total	$1,329	$1,053	$25.54	$23.09	$2,512	$1,978	$25.04	$22.82

     Oil and Gas Property DD&A
     The following table details the changes in DD&A of oil and gas properties between 2006 and 2007 for the three-month and six-month periods.

	For the Quarter Ended	For the Six Months Ended
	(In millions)
2006 DD&A	$413	$759
Volume change	62	128
Rate change	83	168

2007 DD&A	$558	$1,055

     Second-quarter 2007 full-cost DD&A expense increased $145 million from the second quarter of 2006, $83 million of which was related to an increase in the DD&A rate. The DD&A rate increased $1.66 to $10.72 per boe as the costs to acquire, find and develop reserves continue to exceed our historical cost basis. Increasing costs also impact our estimates for future development of known reserves and estimates to abandon properties, both of which impact our full-cost depletion rate.
     DD&A expense for the first half of 2007 totaled $1.1 billion, $296 million more than 2006. The year-to-date full-cost DD&A rate averaged $10.51 per boe, $1.76 higher than the rate for the first six months 2006 for the same reasons discussed above.
     Lease Operating Expenses (LOE)
     LOE increased $106 million from the second quarter of last year to $419 million in the second quarter of 2007. LOE for the six months ended June 30, 2007, totaled $811 million, $207 million more than 2006. The increase for both comparative periods reflect two significant acquisitions in Argentina, one in the Gulf of Mexico, one in the U.S. Permian Basin, hurricane repairs, new wells from our active drilling program, generally rising costs and the impact of a weakening U.S. dollar. Acquisitions and new wells increase absolute LOE, but they also add production, thereby limiting increases to our worldwide per unit rate. While Apache’s 2007 second-quarter and six-month total costs were 34 percent higher than their respective 2006 period, the rate per boe produced increased only half as much. As such, the following discussion will focus on per unit operating costs as management believes this is the most informative method of analyzing LOE trends.

     Our 2007 second-quarter worldwide LOE rate averaged $8.04 per boe, an increase of $1.19 when compared to the 2006 quarter, $.36 of which came from hurricane damage repairs. Late in 2006, the company exhausted its base insurance coverage for these repairs.
     The U.S. added $.97 of the $1.19 per boe increase. The $.36 mentioned above, and an additional $.61 per boe related to non-hurricane repairs in the Gulf of Mexico, inflationary pressure on service costs from the continued effects of high commodity prices, higher expenses for stock-based compensation and significant acquisitions in the Gulf of Mexico late in the second quarter of 2006 and in the Permian Basin in 2007. The properties we acquired carried a higher LOE rate than our existing U.S. properties. Additionally, we incurred higher than normal levels of repair and workover activity to improve operating efficiencies and production. The weakening U.S. dollar also impacted our worldwide rate, adding $.10 per boe. The balance of the increase was related to increased workover rig costs and activity levels and higher ad valorem taxes in Canada.
     For the 2007 six-month period our worldwide LOE rate averaged $8.09 per boe, an increase of $1.12. The U.S. accounted for $1.03 of the increase, with $.54 per boe related to hurricane damage repairs and the remainder of the increase driven by the items impacting the quarter-to-quarter increase, discussed above. The impact of the weakening U.S. dollar on the foreign exchange rate increased the rate $.06 per boe for the six-month period.
     Gathering and Transportation Costs
     Gathering and transportation costs totaled $30 million in the second quarter of 2007, up $4 million from the 2006 comparative quarter. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended		For the Six Months
	June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
U.S.	$10	$8	$19	$16
Canada	8	9	16	17
North Sea	7	7	13	14
Egypt	4	2	8	5
Argentina	1	—	2	—

Total Gathering and Transportation	$30	$26	$58	$52

     The increases for both periods presented are primarily related to new production from Gulf of Mexico properties acquired in mid-2006 and additional Egyptian crude oil exports.
     Severance and Other Taxes
     Severance and other taxes for the second quarter and the first six months of 2007 declined $37 million and $87 million, respectively, from the corresponding prior-year periods. A detail of these taxes follows:

	For the Quarter Ended		For the Six Months
	June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
Severance taxes	$38	$34	$67	$63
U.K. PRT	81	123	142	231
Canadian taxes	6	4	11	9
Other	6	7	8	12

Total Severance and Other Taxes	$131	$168	$228	$315

     U.K. Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea, including Apache’s Forties field. U.K. PRT was 34 percent below the second quarter of 2006 and 39 percent below the first half of 2006 largely driven by lower comparable revenues on declining production and slightly higher deductible costs, which include capital expenditures, LOE, G&A, and transportation tariffs. Severance taxes are incurred primarily on onshore properties in the U.S., Argentina and certain properties in Australia. The second quarter and six-month increases in severance taxes resulted from higher taxable revenues.
     General and Administrative Expenses (G&A)
     Second-quarter 2007 G&A expenses were $19 million higher, or $.21 per boe, driven by a one-time charge related to changes to our board of directors’ compensation and retirement plans ($.13 per boe), the effect of appreciation of our stock price on stock-based compensation ($.12 per boe) and higher insurance rates ($.07 per boe). These increases were partially offset by higher production.
     Year-to-date G&A expenses were $41 million higher, or $.25 per boe, higher than the 2006 period. As with the quarter, higher insurance rates ($.11 per boe), higher stock-based compensation ($.10 per boe) and changes to our board of directors’ compensation and retirement plans ($.07 per boe) drove the rate increase from 2006.
     Financing Costs, Net
     Net financing costs for the second-quarter and six months of 2007 increased $32 million and $51 million, respectively, from the comparative prior-year periods on higher average outstanding debt balances.
     Provision for Income Taxes
     During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The second-quarter and first six-month 2007 provision for income taxes were $219 million and $129 million more than their comparative 2006 periods, a reflection of higher pre-tax income and higher effective tax rates in the 2007 periods.
     The second-quarter and first six-month 2007 effective tax rates were 44.3 percent and 42.3 percent compared to second-quarter and first six-month 2006 rates of 28.3 percent and 33.5 percent. The 2007 effective rates were higher primarily because of the effect of the weakening U.S. dollar on re-measurement of our foreign deferred tax liabilities ($66 million for the quarter and $68 million for the six-month period) and a 10 percent increase in the oil and gas tax rate in the U.K. enacted subsequent to the second quarter of 2006 ($17 million for the quarter and $27 million for the six-month period). The 2006 effective rates were lowered by the benefit of a Canadian tax rate reduction enacted in the second quarter of 2006 ($132 million for both periods), somewhat offset by the impact of the weakening U.S. dollar on the re-measurement of our foreign deferred tax liabilities ($25 million for both periods).
Capital Resources and Liquidity
Financial Indicators

	June 30,	December 31,
	2007	2006
Millions of dollars except as indicated

Current ratio	.81	.65
Total debt	$4,987	$3,822
Shareholders’ equity	$14,105	$13,191
Percent of total debt to capitalization	26%	22%
Floating-rate debt/total debt	16%	43%
Net Cash Provided by Operating Activities
     Apache’s net cash provided by operating activities for the first six months of 2007 totaled $2.5 billion, up $225 million from the same period in 2006. For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Debt
     During the first six months of 2007, the company’s debt-to-capitalization ratio increased to 26 percent from 22 percent at December 31, 2006, primarily on increased debt.
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
     On April 30, 2007, the company amended its existing $1.5 billion U.S. five-year revolving credit facility to extend the maturity date to May 28, 2012 from the current maturity date of May 28, 2011. The amendment also allows the company to increase the size of the facility by up to $750 million by adding commitments from new or existing lenders.
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
     The company has available a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. As of June 30, 2007, Apache had $728 million of commercial paper outstanding. Our weighted-average interest rate for commercial paper was 5.37 percent and 4.88 percent for the first six months of 2007 and 2006, respectively. If the company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the company’s U.S. credit facilities are available as a 100 percent backstop. The company had available borrowing capacity under our total credit facilities of approximately $1.5 billion at June 30, 2007.
     The company was in compliance with the terms of all credit facilities as of June 30, 2007.
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

Oil and Gas Capital Expenditures
     The following table presents a summary of the company’s capital expenditures for each of our reportable segments for the six months ended June 30, 2007 and 2006.

	For the Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Exploration and development (E&D):
United States	$959,702	$689,536
Canada	296,978	559,763
Egypt	302,645	211,049
Australia	212,362	69,711
North Sea	286,611	157,817
Argentina	115,176	20,890
China	—	9,963

	2,173,474	1,718,729

Acquisitions — Oil and gas properties	1,011,297	1,840,186
Asset Retirement Costs (ARC)	126,828	144,686
Capitalized Interest	37,674	30,075
Gathering Transmission and Processing Facilities	202,824	144,514

Total capital expenditures	$3,552,097	$3,878,190

     All of our reportable segments, except for Canada, reported an increase in E&D expenditures. The U.S. accounted for 44 percent of the E&D expenditures in first six months of 2007, up from 40 percent in the prior year’s comparable quarter. Canada’s 2007 E&D expenditures totaled 14 percent of the company’s total, down from 33 percent in 2006, on reduced activity. All other segments reported increases in their expenditures reflecting higher levels of activity compared to the first six months of 2006.
Cash Dividends
     Common dividends declared during the first six months of 2007 rose to $99 million, reflecting a slight increase in common shares outstanding and the higher common stock dividend rate. The company increased its quarterly cash dividend 50 percent, to 15 cents per share from 10 cents per share, effective with the November 2006 dividend payment. During the three months and six months ended June 30, 2007 and 2006, Apache declared $1.4 million and $2.8 million, respectively, in dividends on its Series B Preferred Stock issued in August 1998.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. These fluctuations can influence future operating results and capital investment decisions. The company utilizes commodity hedgers to mitigate a portion of this exposure.
     In the first six months of 2007, financial derivative hedges covered approximately 17 percent of the average worldwide natural gas production and 16 percent of the total worldwide crude oil production. Hedges in place at the end of the quarter represent approximately 20 percent of worldwide production for natural gas and crude oil.
     On June 30, 2007, the company had open natural gas derivative hedges in an asset position with a fair value of $50 million. A 10 percent increase in natural gas prices would decrease the asset fair value by $61 million. A 10 percent decrease in prices would increase the asset fair value by $64 million. The company also had open oil derivatives in a liability position with a fair value of $118 million on June 30, 2007. A 10 percent increase in crude oil prices would decrease the liability fair value by $182 million. A 10 percent decrease in prices would increase the liability fair value by $171 million. See Note 2, Hedging and Derivative Instruments of the Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q, for notional volumes associated with the company’s derivative contracts.
Interest Rate Risk
     The company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 84 percent of the company’s debt. At June 30, 2007, total debt included $805 million of floating-rate debt. As a result, Apache’s annual interest costs in 2007 will fluctuate based on short-term interest rates on what is presently approximately 16 percent of our total debt outstanding at June 30, 2007. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $1.2 million per quarter on June 30, 2007.
Foreign Currency Risk
     The company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and the majority of the gas production is sold under fixed-price Australian dollar contracts. Over half the costs incurred for Australian operations are paid in U.S. dollars. In Canada, the majority of oil and gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea production is sold under U.S. dollar contracts and the majority of costs incurred are paid in U.K. pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts and the majority of the costs incurred are denominated in U.S. dollars. Argentina revenues and expenditures are largely denominated in U.S. dollars but translated into pesos at the then current exchange rate. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, U.K. pounds, Egyptian pounds and Argentine pesos are converted to U.S. dollars equivalents based on the exchange rate as of the transaction date.
     Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and loses are included as either a component of “Other” under “Revenues and Other,” or, as is the case when we re-measure our foreign tax liabilities, as a component of the company’s provision for income tax expense on the Statement of Consolidated Operations.
Forward-Looking Statements And Risk
     Certain statements in this quarterly report on Form 10-Q, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that involve estimates, assumptions, risks and uncertainties, including without limitation, risks, uncertainties and other factors discussed in Apache’s 2006 annual report on Form 10-K and on its website, which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Apache assumes no duty to update forward-looking statements as of any future date.

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
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner.
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10 to the Consolidated Financial Statements contained in the company’s annual report on Form 10-K for the year ended December 31, 2006 (filed with the SEC on March 1, 2007) and the updating of those matters in Note 11 to the Consolidated Financial Statements contained in this quarterly report on Form 10-Q, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
During the quarter ending June 30, 2007, there were no material changes from the risk factors as previously disclosed in the company’s annual report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The company’s annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Wednesday, May 2, 2007. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.
Out of a total of 331,068,988 shares of the company’s common stock outstanding and entitled to vote, 289,156,662 shares were present at the meeting in person or by proxy, representing 87.3 percent of the shares entitled to vote. Matters voted upon at the meeting were as follows:
(a)	We received stockholder votes for the election of four directors of Apache, each to serve until Apache’s annual meeting in 2010, or until their successors are duly elected. We counted and tabulated all votes and determined the results of the votes as follows:

Nominee	For	Against	Abstain
Eugene C. Fiedorek	235,460,872	41,772,917	11,922,873
Patricia Albjerg Graham	212,435,146	73,965,312	2,756,204
F. H. Merelli	276,303,030	10,171,358	2,682,274
Raymond Plank	276,216,306	10,183,922	2,756,434
The name of each director whose term of office as a director continued after the meeting is listed below:

Frederick M. Bohen	G. Steven Farris
Randolph M. Ferlic	A.D. Frazier, Jr.
John A. Kocur	George D. Lawrence
Rodman D. Patton	Charles J. Pitman
Jay A. Precourt*

*	Effective July 2, 2007, Mr. Precourt retired as a director of the company.

(b)	The company’s stockholders approved the 2007 Omnibus Equity Compensation Plan. The voting results were as follows:

For	213,710,585
Against	29,803,777
Abstain	2,378,917
Broker Non-Vote	43,263,383
(c)	The company’s stockholders defeated the stockholder proposal concerning reimbursement of proxy expenses. The voting results were as follows:

For	32,571,000
Against	201,722,588
Abstain	11,599,691
Broker Non-Vote	43,263,383
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

*10.1 –	Apache Corporation Executive Restricted Stock Plan, as amended and restated May 2, 2007.

*10.2 –	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated May 2, 2007.

*10.3 –	Apache Corporation 2005 Stock Option Plan, as amended and restated May 2, 2007.

*12.1 –	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1 –	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of this Exchange Act) by Chief Executive Officer.

*31.2 –	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of this Exchange Act) by Chief Financial Officer.

*32.1 –	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: August 8, 2007	/s/ ROGER B. PLANK

Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: August 8, 2007	/s/ REBECCA A. HOYT

Rebecca A. Hoyt
Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

*10.1 –	Apache Corporation Executive Restricted Stock Plan, as amended and restated May 2, 2007.

*10.2 –	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated May 2, 2007.

*10.3 –	Apache Corporation 2005 Stock Option Plan, as amended and restated May 2, 2007.

*12.1 –	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1 –	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of this Exchange Act) by Chief Executive Officer.

*31.2 –	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of this Exchange Act) by Chief Financial Officer.

*32.1 –	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith