Form 10-Q
period 2007-09-30
APACHE CORP
filed 2007-11-09
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
YES ☐ NO ☑
Number of shares of registrant’s common stock, outstanding as of September 30, 2007 332,647,440

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$2,498,594	$2,072,815	$6,965,692	$6,108,240
Gain on China divestiture	—	173,545	—	173,545
Other	592	15,121	(1,498)	40,316

	2,499,186	2,261,481	6,964,194	6,322,101

OPERATING EXPENSES:
Depreciation, depletion and amortization	600,796	487,542	1,722,816	1,301,557
Asset retirement obligation accretion	24,436	22,762	72,634	64,268
Lease operating expenses	424,232	361,784	1,235,557	965,800
Gathering and transportation costs	28,674	24,815	86,884	76,728
Severance and other taxes	125,198	117,704	353,485	432,520
General and administrative	61,405	53,781	200,065	151,644
Financing costs:
Interest expense	82,939	61,074	230,487	154,073
Amortization of deferred loan costs	875	501	2,421	1,530
Capitalized interest	(18,880)	(16,108)	(56,554)	(46,183)
Interest income	(4,567)	(3,481)	(10,566)	(13,112)

	1,325,108	1,110,374	3,837,229	3,088,825

INCOME BEFORE INCOME TAXES	1,174,078	1,151,107	3,126,965	3,233,276
Provision for income taxes	560,730	504,043	1,387,130	1,201,666

NET INCOME	613,348	647,064	1,739,835	2,031,610
Preferred stock dividends	1,420	1,420	4,260	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK	$611,928	$645,644	$1,735,575	$2,027,350

NET INCOME PER COMMON SHARE:
Basic	$1.84	$1.96	$5.23	$6.14

Diluted	$1.83	$1.94	$5.19	$6.08

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,739,835	$2,031,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,722,816	1,301,557
Asset retirement obligation accretion	72,634	64,268
Provision for deferred income taxes	702,672	534,999
Other	39,502	(145,986)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(30,595)	44,356
(Increase) decrease in drilling advances and other	(36,324)	78,576
(Increase) decrease in inventories	30,621	(13,468)
(Increase) decrease in deferred charges and other	(53,464)	(131,075)
Increase (decrease) in accounts payable	(12,799)	(130,884)
Increase (decrease) in accrued expenses	(231,327)	(286,591)
Increase (decrease) in advances from gas purchasers	(25,900)	(17,970)
Increase (decrease) in deferred credits and noncurrent liabilities	(40,199)	69,620

Net cash provided by operating activities	3,877,472	3,399,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(3,405,682)	(2,697,012)
Acquisition of Anadarko properties	(1,004,581)	—
Acquisition of BP plc properties	—	(821,282)
Acquisition of Pioneer’s Argentina operations	—	(704,809)
Acquisition of Pan American Fueguina S.R.L. properties	—	(396,056)
Acquisition of Amerada Hess properties	—	(229,095)
Additions to gas gathering, transmission and processing facilities	(301,226)	(203,211)
Proceeds from China divestiture	—	264,081
Proceeds from sale of Egyptian properties	—	409,197
Other, net	(120,706)	(308,166)

Net cash used in investing activities	(4,832,195)	(4,686,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	3,455,997	1,531,436
Payments on debt	(2,414,959)	(75,260)
Dividends paid	(153,421)	(103,264)
Common stock activity, net	22,707	23,453
Treasury stock activity, net	12,474	(169,671)
Cost of debt and equity transactions	(18,000)	(1,370)
Other	20,823	14,079

Net cash provided by financing activities	925,621	1,219,403

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,102)	(67,938)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	140,524	228,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,422	$160,922

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,422	$140,524
Receivables, net of allowance	1,701,230	1,651,664
Inventories	418,752	320,386
Drilling advances	118,612	78,838
Derivative instruments	33,866	139,756
Prepaid assets and other	170,110	159,103

	2,553,992	2,490,271

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	33,523,236	29,107,921
Unproved properties and properties under development, not being amortized	1,363,298	1,284,743
Gas gathering, transmission and processing facilities	2,026,845	1,725,619
Other	393,768	358,605

	37,307,147	32,476,888
Less: Accumulated depreciation, depletion and amortization	(12,851,959)	(11,130,636)

	24,455,188	21,346,252

OTHER ASSETS:
Goodwill, net	189,252	189,252
Deferred charges and other	452,486	282,400

	$27,650,918	$24,308,175

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$655,476	$644,889
Accrued operating expense	90,871	70,551
Accrued exploration and development	544,540	534,924
Accrued compensation and benefits	137,319	127,779
Accrued interest	76,217	30,878
Accrued income taxes	38,192	2,133
Current debt	849,286	1,802,094
Asset retirement obligation	372,648	376,713
Derivative instruments	55,546	70,128
Other	106,682	151,523

	2,926,777	3,811,612

LONG-TERM DEBT	4,011,378	2,019,831

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	3,942,576	3,618,989
Advances from gas purchasers	17,267	43,167
Asset retirement obligation	1,311,730	1,370,853
Derivative instruments	89,865	—
Other	678,531	252,670

	6,039,969	5,285,679

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized — Series B, 5.68% Cumulative Preferred Stock, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 341,118,293 and 339,783,392 shares issued, respectively	213,199	212,365
Paid-in capital	4,342,009	4,269,795
Retained earnings	10,436,458	8,898,577
Treasury stock, at cost, 8,470,853 and 9,045,967 shares, respectively	(240,418)	(256,739)
Accumulated other comprehensive loss	(176,841)	(31,332)

	14,672,794	13,191,053

	$27,650,918	$24,308,175

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2005		$98,387	$210,623	$4,170,714	$6,516,863	$(89,764)	$(365,608)	$10,541,215
Comprehensive income (loss):
Net income	$2,031,610	—	—	—	2,031,610	—	—	2,031,610
Commodity hedges, net of income tax expense of $152,871	278,155	—	—	—	—	—	278,155	278,155

Comprehensive income	$2,309,765

Dividends:
Preferred		—	—	—	(4,260)	—	—	(4,260)
Common ($.30 per share)		—	—	—	(115,440)	—	—	(115,440)
Common shares issued		—	985	67,329	—	—	—	68,314
Treasury shares issued, net		—	—	5,566	—	(170,199)	—	(164,633)
Compensation expense		—	—	—	—	—	—	—
Other		—	—	90	1	(8)	—	83

BALANCE AT SEPTEMBER 30, 2006		$98,387	$211,608	$4,243,699	$8,428,774	$(259,971)	$(87,453)	$12,635,044

BALANCE AT DECEMBER 31, 2006		$98,387	$212,365	$4,269,795	$8,898,577	$(256,739)	$(31,332)	$13,191,053
Comprehensive income (loss):
Net income	$1,739,835	—	—	—	1,739,835	—	—	1,739,835
Commodity hedges, net of income tax benefit of $82,848	(145,509)	—	—	—	—	—	(145,509)	(145,509)

Comprehensive income	$1,594,326

Dividends:
Preferred		—	—	—	(4,260)	—	—	(4,260)
Common ($.45 per share)		—	—	—	(149,433)	—	—	(149,433)
Common shares issued		—	834	38,154	—	—	—	38,988
Treasury shares issued, net		—	—	972	—	16,321	—	17,293
Compensation expense		—	—	34,571	—	—	—	34,571
FIN 48 Adoption		—	—	—	(48,502)	—	—	(48,502)
Other		—	—	(1,483)	241	—	—	(1,242)

BALANCE AT SEPTEMBER 30, 2007		$98,387	$213,199	$4,342,009	$10,436,458	$(240,418)	$(176,841)	$14,672,794

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
2. HEDGING AND DERIVATIVE INSTRUMENTS
     Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. As of September 30, 2007, the total outstanding positions of Apache’s natural gas and crude oil cash flow hedges were as follows:
Costless Collars

		Total Volumes		Weighted Average	Fair Value
Production Period	Instrument Type	(MMBtu/Bbl/GJ)		Floor/Ceiling	Asset/(Liability)
					(In thousands)
2007	US Gas Collars	19,320,000	MMBtu	$7.46 / 10.02	$19,533
	Canadian Gas Collars	8,280,000	GJ	$6.22 / 10.12	$6,174
	US Oil Collars	2,898,000	Bbl	$62.14 / 75.04	$(20,511)

2008	US Gas Collar	89,670,000	MMBtu	$7.24 / 10.28	$37,232
	Canadian Gas Collars	32,940,000	GJ	$6.61 / 10.36	$21,700
	US Oil Collars	11,529,000	Bbl	$63.06 / 75.10	$(55,433)

2009	US Gas Collars	14,600,000	MMBtu	$7.06 / 9.91	$(2,426)
	Canadian Gas Collars	29,200,000	GJ	$6.52 / 10.14	$10,046
	US Oil Collars	7,861,000	Bbl	$59.38 / 72.65	$(38,356)

2010	US Gas Collars	1,350,000	MMBtu	$7.17 / 10.58	$(408)
	US Oil Collars	5,464,000	Bbl	$61.15 / 75.10	$(13,662)

2011	US Oil Collars	2,917,000	Bbl	$63.12 / 76.42	$(3,004)

2012	US Oil Collars	910,000	Bbl	$64.00 / 76.55	$(682)

Fixed Price Swaps

		Total Volumes		Average	Fair Value
Production Period	Instrument Type	(MMBtu/Bbl)		Fixed Price	Asset/(Liability)
					(In thousands)
2007	Oil Fixed-Price Swap	1,104,000	Bbl	$70.88	$(10,226)
2008	Oil Fixed-Price Swap	4,392,000	Bbl	$69.21	$(30,492)
2009	Oil Fixed-Price Swap	368,000	Bbl	$67.95	$(1,734)
2010	Oil Fixed-Price Swap	1,466,000	Bbl	$69.53	$(4,511)
2011	Oil Fixed-Price Swap	2,190,000	Bbl	$69.57	$(5,729)
2012	Oil Fixed-Price Swap	1,828,000	Bbl	$69.55	$(4,349)
2013	Oil Fixed-Price Swap	724,000	Bbl	$69.77	$(1,576)
     U.S. natural gas prices represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu) basis and are settled against a combination of indices, including NYMEX, Panhandle Eastern Pipe Line and Houston Ship Channel. Crude oil contracts are entered into on a per barrel (Bbl) basis, and are settled primarily against the NYMEX index. The Canadian gas collars are entered into on a per gigajoule (GJ) basis, are converted to U.S. dollars utilizing September 30, 2007 exchange rates, and are settled against the AECO Index.
     A reconciliation of the components of accumulated other comprehensive income (loss) in the Statement of Consolidated Shareholders’ Equity related to Apache’s commodity derivative activity is presented in the table below:

	Before tax	After tax
	(In thousands)
Unrealized gain (loss) on derivatives at December 31, 2006	$129,325	$83,534
Net gains (losses) realized into earnings	(15,175)	(10,183)
Net change in derivative fair value	(213,182)	(135,326)

Unrealized gain (loss) on derivatives at September 30, 2007	$(99,032)	$(61,975)

     Differences between the fair values and the unrealized loss on derivatives before income taxes recognized in accumulated other comprehensive income (loss) are related to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness. Based on market prices as of September 30, 2007, the company recorded an unrealized loss in other comprehensive income of $99 million ($62 million after tax). Unrealized gains and losses on these commodity hedges will fluctuate significantly and will ultimately be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $99 million estimated unrealized loss on derivatives at September 30, 2007, approximately $24 million ($14 million after tax) applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions. These contracts, designated as hedges, qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.
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
4. INCOME TAXES
     The company uses an estimated annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the company operates. Statutory tax rate changes and other significant or unusual discrete items are recognized in the quarter in which they occur.
     Apache adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position must meet before being recognized in the financial statements. As a result of the implementation of FIN 48, the company recorded a $49 million increase in its tax reserves and an offsetting decrease to retained earnings for uncertain tax positions. As of the adoption date, the company had total tax reserves of $563 million, including $521 million of unrecognized tax benefits which, if recognized, would impact the company’s effective income tax rate in future periods. This reserve includes an estimate of potential interest and penalties, which are recorded as components of income tax expense, in the amount of $91 million as of January 1, 2007. Subsequent to adoption, no significant changes were made to the company’s tax reserve balances during the first nine months of 2007; however, an additional $24 million of potential interest expense was recorded. Liabilities related to uncertain tax positions are reflected in Deferred Credits and Other Noncurrent Liabilities under the “Other” caption.
     The company is under audit by the U.S. Internal Revenue Service for the 2002 through 2005 income tax years. The company is also under audit in various states and in most of the company’s foreign jurisdictions as part of its normal course of business. There were no significant changes to the status of these examinations during the first nine months of 2007.
5. CAPITAL STOCK
     During the third quarter of 2007 and 2006, Apache declared $50 million and $49 million, respectively, in dividends on its common stock and for the nine months ended September 30, 2007 and 2006, the company declared $149 million and $115 million, respectively. The increase from the amount declared for the nine months ended September 30, 2006, primarily reflects a 50 percent higher common stock dividend rate and a slight increase in common shares outstanding. On September 13, 2006, the company announced that its board of directors voted to increase the quarterly cash dividend on its common stock to 15 cents per share from 10 cents per share, effective with the November 2006 payment. In addition, for the three months and nine months ended September 30, 2007 and 2006, Apache declared a total of $1.4 million and $4.3 million, respectively, in dividends on its Series B Preferred Stock issued in August 1998.
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
     As of June 14, 2007, Apache’s share price exceeded the interim $81 threshold for the 10-day requirement. As such, Apache will issue approximately one million shares of its common stock, after minimum tax withholding requirements, in four equal installments. The first installment was issued in July 2007. Subsequent installments will be issued in 2008, 2009 and 2010 to employees remaining with the company during that period.
     Current accounting practices dictate that, regardless of whether these thresholds are ultimately achieved, the company will recognize the cost over the term of the plan. Consequently, no additional cost was recognized upon attainment of the $81 interim threshold in June 2007, nor will there be any additional cost should we reach the second threshold of $108 per share. Apache’s common stock was $54 when the plan was conceived.
7. NET INCOME PER COMMON SHARE
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$611,928	332,668	$1.84	$645,644	329,643	$1.96

Effect of Dilutive Securities:
Stock options and other	—	2,449		—	3,212

Diluted:
Income attributable to common stock, including assumed conversions	$611,928	335,117	$1.83	$645,644	332,855	$1.94

	For the Nine Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$1,735,575	331,903	$5.23	$2,027,350	329,971	$6.14

Effect of Dilutive Securities:
Stock options and other	—	2,183		—	3,431

Diluted:
Income attributable to common stock, including assumed conversions	$1,735,575	334,086	$5.19	$2,027,350	333,402	$6.08

8. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides supplemental disclosure of cash flow information:

	For the Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$124,913	$91,539
Income taxes (net of refunds)	604,862	784,258

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

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
	(In thousands)
For the Quarter Ended September 30, 2007

Oil and Gas Production Revenues	$1,101,328	$330,804	$516,536	$138,016	$331,827	$80,083	$—	$2,498,594

Operating Income (1)	$563,395	$113,525	$391,307	$61,236	$152,708	$13,087	$—	$1,295,258

Other Income (Expense):
Other								592
General and administrative								(61,405)
Financing costs, net								(60,367)

Income Before Income Taxes								$1,174,078

For the Nine Months Ended September 30, 2007

Oil and Gas Production Revenues	$3,023,617	$1,009,517	$1,382,778	$383,820	$942,334	$223,626	$—	$6,965,692

Operating Income (1)	$1,457,952	$404,549	$1,014,256	$163,819	$419,470	$34,270	$—	$3,494,316

Other Income (Expense):
Other								(1,498)
General and administrative								(200,065)
Financing costs, net								(165,788)

Income Before Income Taxes								$3,126,965

Total Assets	$12,121,829	$7,087,271	$3,085,358	$1,649,165	$2,144,419	$1,551,516	$11,360	$27,650,918

For the Quarter Ended September 30, 2006
Oil and Gas Production Revenues	$810,597	$341,436	$424,592	$115,063	$306,620	$58,715	$15,792	$2,072,815

Operating Income (1)	$372,908	$147,817	$327,314	$52,970	$133,489	$12,469	$11,241	$1,058,208

Other Income (Expense):
Other								188,666
General and administrative								(53,781)
Financing costs, net								(41,986)

Income Before Income Taxes								$1,151,107

For the Nine Months Ended September 30, 2006
Oil and Gas Production Revenues	$2,240,339	$1,075,002	$1,261,234	$319,242	$1,036,662	$103,251	$72,510	$6,108,240

Operating Income (1)	$1,106,487	$531,739	$974,141	$152,037	$438,146	$20,504	$44,313	$3,267,367

Other Income (Expense):
Other								213,861
General and administrative								(151,644)
Financing costs, net								(96,308)

Income Before Income Taxes								$3,233,276

Total Assets	$11,167,383	$5,551,767	$2,401,477	$1,250,440	$1,715,446	$1,338,912	$500	$23,425,925

1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and severance and other taxes.

10. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the company’s asset retirement obligation (ARO) liability for the nine months ended September 30, 2007 (in thousands):

Asset retirement obligation as of December 31, 2006	$1,747,566
Liabilities incurred	155,196
Liabilities settled	(291,018)
Accretion expense	72,634

Asset retirement obligation as of September 30, 2007	$1,684,378

     Liabilities incurred primarily relate to abandonment obligations assumed in connection with current drilling activity and acquisitions closed during the period. Liabilities settled during the period relate to properties plugged and abandoned, primarily in the U.S. Gulf of Mexico.
11. COMMITMENTS AND CONTINGENCIES
Litigation
Texaco China B.V.
     In March 2007, Apache paid $81.5 million to settle Texaco China B.V.’s international arbitration award. The settlement was fully reserved. The history of this matter is discussed in Note 10 of the financial statements in our most recent annual report on Form 10-K.
Grynberg
     As more fully described in Note 10 of the financial statements in our most recently filed annual report on Form 10-K, Jack J. Grynberg began filing lawsuits against natural gas producers, gatherers, and pipelines in 1997, claiming that the defendants have underpaid royalty to the federal government and Indian tribes by mis-measurement of the volume and heating content of natural gas and are responsible for acts of others who mis-measured natural gas. The claims against Apache were dismissed on October 20, 2006, though Mr. Grynberg has appealed the dismissal. No other material changes in this matter have occurred since the filing of our most recent annual report on Form 10-K.
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
     In a case styled Ned Comer, et al vs. Murphy Oil USA, Inc., et al, Case No: 1:05-cv-00436; U.S.D.C., United States District Court, Southern District of Mississippi., Mississippi property owners allege that hurricanes’ meteorological effects increased in frequency and intensity due to global warming, and there will be continued future damage from increasing intensity of storms and sea level rises. They claim this was caused by the various defendants (oil and gas companies, electric and coal companies, and chemical manufacturers). The District Court entered an order of dismissal, though the Mississippi property owners have appealed the dismissal.
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
     Through September 30, 2007, Apache collected $110 million from OIL for property damage and $119 million from underwriters for property damage in excess of OIL Coverage. Apache also collected $150 million from its underwriters for business interruption claims and has pending a $35 million claim for wreck removal under its primary liability policy.
     Apache’s Excess Coverage policy includes an endorsement providing $165 million per occurrence for wreck removal costs and expenses. Similarly, Apache has another policy which includes the same endorsement for wreck removal costs and expenses that provides an additional $100 million of coverage per occurrence (the “Second Excess Coverage”). The underwriters have agreed in principle to pay Apache $200 million to settle all existing and prospective claims for wreck removal costs related to Hurricane Katrina, subject to execution of a final settlement agreement.
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

Other Commitments and Contingencies
Environmental
     As of September 30, 2007, the company had an undiscounted reserve for environmental remediation of approximately $25 million. Apache is not aware of any environmental claims existing as of September 30, 2007, which have not been provided for in its results of operations or would otherwise have a material impact on its financial position. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the company’s properties.
Other
     On May 7, 2007, Apache, on behalf of its joint venture, announced that it signed a contract for a floating production, storage and offloading vessel that will be used in the company’s Van Gogh development in Western Australia’s Exmouth Basin. Beginning with first production anticipated in 2009, Apache and its partner will pay $40 million (approximately $21 million to Apache) per year plus operating expenses for a seven-year term with options for an eight-year extension or to acquire the vessel. Apache owns 52.5 percent of the development.
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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2007

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,086,882	$—	$—	$—	$1,430,813	$(19,101)	$2,498,594
Equity in net income (loss) of affiliates	317,145	15,825	18,700	(11,167)	(12,570)	(327,933)	—
Other	1,939	—	(51)	409	2,907	(4,612)	592

	1,405,966	15,825	18,649	(10,758)	1,421,150	(351,646)	2,499,186

OPERATING EXPENSES:
Depreciation, depletion and amortization	277,702	—	—	—	323,094	—	600,796
Asset retirement obligation accretion	17,768	—	—	—	6,668	—	24,436
Lease operating expenses	196,038	—	—	—	228,194	—	424,232
Gathering and transportation costs	10,028	—	—	—	37,747	(19,101)	28,674
Severance and other taxes	34,257	—	—	—	90,941	—	125,198
General and administrative	49,262	—	—	—	16,754	(4,611)	61,405
Financing costs, net	46,894	—	4,514	14,112	(5,153)	—	60,367

	631,949	—	4,514	14,112	698,245	(23,712)	1,325,108

INCOME (LOSS) BEFORE INCOME TAXES	774,017	15,825	14,135	(24,870)	722,905	(327,934)	1,174,078
Provision (benefit) for income taxes	160,669	—	(1,690)	(4,008)	405,759	—	560,730

NET INCOME	613,348	15,825	15,825	(20,862)	317,146	(327,934)	613,348
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$611,928	$15,825	$15,825	$(20,862)	$317,146	$(327,934)	$611,928

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2006

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$785,346	$—	$—	$—	$1,340,264	$(52,795)	$2,072,815
Equity in net income (loss) of affiliates	497,820	10,623	13,581	53,962	(12,329)	(563,657)	—
Gain on China divestiture	—	—	—	—	173,545	—	173,545
Other	7,372	—	—	—	7,749	—	15,121

	1,290,538	10,623	13,581	53,962	1,509,229	(616,452)	2,261,481

OPERATING EXPENSES:
Depreciation, depletion and amortization	210,025	—	—	—	277,517	—	487,542
Asset retirement obligation accretion	16,734	—	—	—	6,028	—	22,762
Lease operating expenses	169,276	—	—	—	245,303	(52,795)	361,784
Gathering and transportation costs	7,366	—	—	—	17,449	—	24,815
Severance and other taxes	29,126	—	—	—	88,578	—	117,704
General and administrative	40,874	—	—	—	12,907	—	53,781
Financing costs, net	37,038	—	4,442	14,111	(13,605)	—	41,986

	510,439	—	4,442	14,111	634,177	(52,795)	1,110,374

INCOME (LOSS) BEFORE INCOME TAXES	780,099	10,623	9,139	39,851	875,052	(563,657)	1,151,107
Provision (benefit) for income taxes	133,035	—	(1,484)	(4,740)	377,232	—	504,043

NET INCOME	647,064	10,623	10,623	44,591	497,820	(563,657)	647,064
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$645,644	$10,623	$10,623	$44,591	$497,820	$(563,657)	$645,644

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$2,977,123	$—	$—	$—	$4,082,417	$(93,848)	$6,965,692
Equity in net income (loss) of affiliates	904,001	22,568	31,714	24,370	(39,099)	(943,554)	—
Other	5,350	—	(117)	—	(3,964)	(2,767)	(1,498)

	3,886,474	22,568	31,597	24,370	4,039,354	(1,040,169)	6,964,194

OPERATING EXPENSES:
Depreciation, depletion and amortization	775,454	—	—	—	947,362	—	1,722,816
Asset retirement obligation accretion	52,948	—	—	—	19,686	—	72,634
Lease operating expenses	610,780	—	—	—	624,777	—	1,235,557
Gathering and transportation costs	29,040	—	—	—	151,692	(93,848)	86,884
Severance and other taxes	90,968	—	—	—	262,517	—	353,485
General and administrative	162,650	—	—	—	40,182	(2,767)	200,065
Financing costs, net	134,469	—	13,540	42,336	(24,557)	—	165,788

	1,856,309	—	13,540	42,336	2,021,659	(96,615)	3,837,229

INCOME (LOSS) BEFORE INCOME TAXES	2,030,165	22,568	18,057	(17,966)	2,017,695	(943,554)	3,126,965
Provision (benefit) for income taxes	290,330	—	(4,511)	(12,383)	1,113,694	—	1,387,130

NET INCOME	1,739,835	22,568	22,568	(5,583)	904,001	(943,554)	1,739,835
Preferred stock dividends	4,260	—	—	—	—	—	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,735,575	$22,568	$22,568	$(5,583)	$904,001	$(943,554)	$1,735,575

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

					All Other
				Apache	Subsidiaries
	Apache	Apache	Apache	Finance	of Apache	Reclassifications
	Corporation	North America	Finance Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$2,156,664	$—	$—	$—	$4,128,917	$(177,341)	$6,108,240
Equity in net income (loss) of affiliates	1,436,496	25,170	32,165	210,807	(35,108)	(1,669,530)	—
Gain on China divestiture	—	—	—	—	173,545	—	173,545
Other	75,319	—	(38)	—	(34,965)	—	40,316

	3,668,479	25,170	32,127	210,807	4,232,389	(1,846,871)	6,322,101

OPERATING EXPENSES:
Depreciation, depletion and amortization	540,507	—	—	—	761,050	—	1,301,557
Asset retirement obligation accretion	46,817	—	—	—	17,451	—	64,268
Lease operating expenses	424,700	—	—	—	718,441	(177,341)	965,800
Gathering and transportation costs	22,977	—	—	—	53,751	—	76,728
Severance and other taxes	84,649	—	—	—	347,871	—	432,520
General and administrative	119,807	—	—	—	31,837	—	151,644
Financing costs, net	79,851	—	13,490	42,333	(39,366)	—	96,308

	1,319,308	—	13,490	42,333	1,891,035	(177,341)	3,088,825

INCOME (LOSS) BEFORE INCOME TAXES	2,349,171	25,170	18,637	168,474	2,341,354	(1,669,530)	3,233,276
Provision (benefit) for income taxes	317,561	—	(6,533)	(14,220)	904,858	—	1,201,666

NET INCOME	2,031,610	25,170	25,170	182,694	1,436,496	(1,669,530)	2,031,610
Preferred stock dividends	4,260	—	—	—	—	—	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK	$2,027,350	$25,170	$25,170	$182,694	$1,436,496	$(1,669,530)	$2,027,350

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,692,991	$—	$(12,758)	$(1,021,084)	$2,218,323	$—	$3,877,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,486,331)	—	—	—	(1,919,351)	—	(3,405,682)
Acquisition of Anadarko properties	(1,004,581)	—	—	—	—	—	(1,004,581)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(301,226)	—	(301,226)
Proceeds from sale of oil & gas properties	4,623	—	—	—	6,451	—	11,074
Investment in subsidiaries, net	(1,061,800)	(12,525)	—	—	(1,034,017)	2,108,342	—
Other, net	(51,011)	—	—	—	(80,769)	—	(131,780)

NET CASH USED IN INVESTING ACTIVITIES	(3,599,100)	(12,525)	—	—	(3,328,912)	2,108,342	(4,832,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	3,409,588	—	233	(2,426)	85,982	(37,380)	3,455,997
Payments on debt	(2,388,100)	—	—	—	(26,859)	—	(2,414,959)
Dividends paid	(153,421)	—	—	—	—	—	(153,421)
Common stock activity	22,707	12,525	12,525	1,023,510	1,022,402	(2,070,962)	22,707
Treasury stock activity, net	12,474	—	—	—	—	—	12,474
Cost of debt and equity transactions	(18,000)	—	—	—	—	—	(18,000)
Other	20,823	—	—	—	—	—	20,823

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	906,071	12,525	12,758	1,021,084	1,081,525	(2,108,342)	925,621

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38)	—	—	—	(29,064)	—	(29,102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,148	—	1	1	136,374	—	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,110	$—	$1	$1	$107,310	$—	$111,422

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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,110	$—	$1	$1	$107,310	$—	$111,422
Receivables, net of allowance	796,636	—	—	—	904,594	—	1,701,230
Inventories	28,743	—	—	—	390,009	—	418,752
Drilling advances and others	196,031	—	—	—	126,557	—	322,588

	1,025,520	—	1	1	1,528,470	—	2,553,992

PROPERTY AND EQUIPMENT, NET	11,813,461	—	—	—	12,641,727	—	24,455,188

OTHER ASSETS:
Intercompany receivable, net	1,046,403	—	(6,401)	(251,237)	(788,765)	—	—
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	8,883,805	408,915	638,400	2,016,552	(200,867)	(11,746,805)	—
Deferred charges and other	209,878	—	—	1,003,747	238,861	(1,000,000)	452,486

	$22,979,067	$408,915	$632,000	$2,769,063	$13,608,678	$(12,746,805)	$27,650,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$600,200	$—	$169,964	$—	$79,122	$—	$849,286
Accounts payable	442,822	—	—	—	212,654	—	655,476
Other accrued expenses	896,372	—	472	62,261	462,910	—	1,422,015

	1,939,394	—	170,436	62,261	754,686	—	2,926,777

LONG-TERM DEBT	3,263,632	—	99,869	646,978	899	—	4,011,378

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,526,236	—	(47,220)	5,515	2,458,045	—	3,942,576
Advances from gas purchasers	17,267	—	—	—	—	—	17,267
Asset retirement obligation	852,115	—	—	—	459,615	—	1,311,730
Derivative instruments	81,340	—	—	—	8,525	—	89,865
Other	1,439,761	—	—	9,139	229,631	(1,000,000)	678,531

	3,916,719	—	(47,220)	14,654	3,155,816	(1,000,000)	6,039,969

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	13,859,322	408,915	408,915	2,045,170	9,697,277	(11,746,805)	14,672,794

	$22,979,067	$408,915	$632,000	$2,769,063	$13,608,678	$(12,746,805)	$27,650,918

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2007, compared to the three-month and nine-month periods ended September 30, 2006, and in our financial condition since December 31, 2006. These financial statements should be read in conjunction with the financial statements, the summary of significant accounting policies and notes included in our most recent Annual Report on Form 10-K.
Overview
     General
     Apache Corporation (Apache) is an independent energy company whose principle business includes exploration, development and production of crude oil, natural gas and natural gas liquids. We operate in six countries: the United States, Canada, Egypt, Australia, offshore the United Kingdom in the North Sea, and Argentina.
     Our growth strategy focuses on economic growth through drilling, acquisitions, or a combination of both, depending on, among other things, cost levels, potential rates of return and the availability of acquisition opportunities. We utilize a portfolio approach to provide diversity in terms of geologic risk, geographic location, hydrocarbon mix (crude oil and natural gas) and reserve life. This strategy provides multiple avenues of growth.
     The merits of Apache’s balanced, global strategy were evident in our third-quarter 2007 results. Rising oil prices had an outsized impact on our current quarter results given that liquids comprised 47 percent of our total production but 67 percent of our total oil and gas production revenues. This compares to 45 percent and 63 percent in the comparable 2006 quarter.
     Third Quarter 2007 vs. Third Quarter 2006
     Apache’s third-quarter 2007 earnings were $612 million, or $1.83 per diluted common share, compared to $646 million or $1.94 per share in the prior-year period.  The strength of our quarter was readily apparent in our record net cash flow from operating activities of $1.4 billion, which is 22 percent higher than last year’s third quarter.
     Third-quarter 2007 and 2006 earnings were reduced by non-cash charges related to foreign currency fluctuations of $114 million and $24 million, respectively.  In addition, third-quarter 2006 earnings included a $92 million charge from a retroactive tax rate increase in the United Kingdom (U.K.) and a $174 million gain on the sale of our China assets.
     Increases in both production and prices drove oil and gas production revenues to an all-time quarterly high of $2.5 billion which is 21 percent, or $426 million, higher than the third quarter of 2006. Oil and gas production increased 16 percent and five percent, respectively. Oil prices averaged $70.43 per barrel, 11 percent more than the comparable prior-year quarter. Natural gas prices averaged $4.99 per million cubic feet (Mcf), three percent higher than the 2006 period.  Overall costs were up nine percent on a per unit basis.
     Nine Months 2007 vs. Nine Months 2006
     For the nine months ending September 30, 2007, the company reported earnings of $1.7 billion, $5.19 per diluted common share, compared to $2.0 billion or $6.08 per share in the comparable 2006 period. Net cash flow from operating activities of $3.9 billion increased $478 million, or 14 percent, from last year.
     Earnings for the 2007 and 2006 nine-month periods were reduced $182 million and $49 million, respectively, by non-cash charges primarily related to the impact of foreign currency fluctuations on deferred taxes.  In addition, the 2006 nine-month period included a $63 million charge for the retroactive U.K. tax rate increase, the $174 million gain from the sale of our China assets and a non-recurring $121 million benefit associated with a Canadian tax rate reduction.  Also, for comparative purposes, the 2006 period benefited from $71 million of business interruption claims for production shut-in from two 2005 hurricanes.
     Oil and gas production revenues increased $857 million, with over 90 percent of the increase attributable to strong production growth.  Crude oil prices were up marginally, averaging $63.74 per barrel while natural gas prices declined slightly to $5.24 per Mcf.  Per unit costs for the nine-month period were up similar to the prior period.

     For a more detailed discussion of the revenue and costs components please refer to Results of Operations in this Item 2.
     Third-quarter 2007 operational highlights
♦	The U.S., Gulf Coast and Central production averaged a record 57,861 and 39,164 barrels per day (b/d), respectively. The company also restored production from hurricane-damaged properties in the Gulf Coast region, except for properties to be plugged and abandoned.

♦	On July 3, 2007, Apache announced that it will proceed with development of the Pyrenees fields in the Exmouth Sub-basin offshore Western Australia. Apache has a 28.57 percent interest in the estimated $1.7 billion BHP Billiton-operated development. First production from our Pyrenees fields is slated for late 2009.

♦	On July 17, 2007, the company announced that the Julimar East-1 exploratory/appraisal well on Australia’s Northwest Shelf logged 224 net feet of gas pay in six sandstone reservoirs. Production tests on two zones flowed at a combined rate of 85 million cubic feet per day (MMcf/d).

♦	On September 10, 2007, Apache announced that its Brunello-1 discovery in the Carnarvon Basin on Australia’s Northwest Shelf test-flowed 72.5 MMcf/d of gas and 1,230 barrels of condensate per day in a test of a single zone.

♦	On September 12, 2007, Apache announced a multi-year agreement with EV Energy Partners, L.P. and institutional partnerships managed by EnerVest, Ltd. to explore for oil and gas in deeper formations across 400,000 acres in Central and East Texas.

♦	On October 25, 2007, the company reported that it’s Jade-2x well in Egypt’s Western Desert test-flowed 26.7 MMcf/d of natural gas and 1,325 barrels of condensate per day.

Results of Operations
Revenues
     The table below presents oil and gas production revenues, production and average prices received from sales of natural gas, oil and natural gas liquids.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues (in thousands):
Oil	$1,627,467	$1,267,880	28.36%	$4,261,017	$3,740,472	13.92%
Natural gas	819,351	758,726	7.99%	2,568,847	2,245,550	14.40%
Natural gas liquids	51,776	46,209	12.05%	135,828	122,218	11.14%

Total	$2,498,594	$2,072,815	20.54%	$6,965,692	$6,108,240	14.04%

Oil Volume — Barrels per day:
United States	97,025	67,996	42.69%	87,660	64,277	36.38%
Canada	18,451	20,509	(10.03%)	18,838	21,123	(10.82%)
Egypt	60,395	54,634	10.54%	60,219	55,756	8.00%
Australia	14,685	12,249	19.89%	14,308	12,146	17.80%
North Sea	48,888	49,375	(.99%)	52,572	58,370	(9.93%)
Argentina	11,708	8,960	30.67%	11,266	5,632	100.04%
China	—	2,745	NM	—	4,234	NM

Total	251,152	216,468	16.02%	244,863	221,538	10.53%

Average Oil price — Per barrel:
United States	$67.70	$58.39	15.94%	$61.75	$55.38	11.50%
Canada	73.95	66.09	11.89%	63.74	62.30	2.31%
Egypt	74.04	66.88	10.71%	66.50	65.66	1.28%
Australia	76.65	73.80	3.86%	73.30	71.67	2.27%
North Sea	73.18	67.04	9.16%	65.21	64.68	.82%
Argentina	49.70	46.41	7.09%	45.52	45.03	1.09%
China	—	62.53	NM	—	62.73	NM
Total	70.43	63.66	10.63%	63.74	61.85	3.06%

Natural Gas Volume — Mcf per day:
United States	763,693	719,324	6.17%	768,520	653,379	17.62%
Canada	386,659	422,397	(8.46%)	386,312	408,758	(5.49%)
Egypt	241,919	207,686	16.48%	239,951	213,097	12.60%
Australia	194,520	204,465	(4.86%)	195,242	181,143	7.78%
North Sea	1,721	1,738	(.98%)	1,851	2,055	(9.93%)
Argentina	196,168	151,122	29.81%	203,524	86,275	135.90%

Total	1,784,680	1,706,732	4.57%	1,795,400	1,544,707	16.23%

Average Natural Gas price — Per Mcf:
United States	$6.59	$6.27	5.10%	$6.95	$6.62	4.98%
Canada	5.54	5.38	2.97%	6.25	6.22	.48%
Egypt	4.72	4.63	1.94%	4.42	4.50	(1.78%)
Australia	1.93	1.70	13.53%	1.83	1.65	10.91%
North Sea	16.98	13.20	28.64%	12.80	10.79	18.63%
Argentina	0.93	0.89	4.49%	1.03	0.91	13.19%
Total	4.99	4.83	3.31%	5.24	5.32	(1.50%)

Natural Gas Liquids (NGL)
Volume — Barrels per day:
United States	7,766	7,896	(1.65%)	7,677	8,088	(5.08%)
Canada	2,253	2,104	7.08%	2,199	2,169	1.38%
Argentina	2,794	2,083	34.13%	2,749	1,154	138.21%

Total	12,813	12,083	6.04%	12,625	11,411	10.64%

Average NGL Price — Per barrel:
United States	$47.18	$42.19	11.83%	$41.64	$39.73	4.81%
Canada	40.39	38.66	4.47%	37.05	36.83	.60%
Argentina	37.74	42.15	(10.46%)	35.07	40.31	(13.00%)
Total	43.92	41.57	5.65%	39.41	39.23	.46%

NM = not meaningful

     Contributions to Oil and Natural Gas Revenues
     The following table presents each segment’s oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

	Oil Revenues		Gas Revenues		Oil Revenues		Gas Revenues
	For the Quarter Ended		For the Quarter Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
United States	37%	29%	57%	55%	34%	26%	57%	52%
Canada	8%	10%	24%	27%	8%	10%	25%	31%

North America	45%	39%	81%	82%	42%	36%	82%	83%

Egypt	25%	26%	13%	12%	26%	27%	12%	12%
Australia	7%	7%	4%	4%	7%	6%	4%	4%
North Sea	20%	24%	—	—	22%	27%	—	—
Argentina	3%	3%	2%	2%	3%	2%	2%	1%
China	—	1%	—	—	—	2%	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%

     Crude Oil Revenues
     Third-quarter oil production increased 16 percent from the 2006 comparable quarter.  This increase, coupled with an 11 percent increase in realized prices, increased crude oil revenues by $360 million.   The U.S., Argentina, Australia, and Egypt regions drove the production growth, while all segments reported significant increases in realized price.  For the nine-month-period production increased 11 percent and prices increased three percent from the comparable period last year; increasing crude oil revenues by $521 million.  Operations in China were sold in August 2006.
     U.S. third-quarter 2007 crude oil revenues increased $239 million compared to the same quarter of 2006. A 43 percent increase in production generated an additional $181 million of revenues, while a 16 percent increase in realized price added another $58 million to revenues.  The Gulf Coast region’s production increased 55 percent from drilling and recompletion activity and production restored from hurricane damaged properties.   Central region production rose 28 percent, reflecting the acquisition of the Permian Basin properties from Anadarko in March 2007 and drilling and recompletion activity.  The 2007 nine-month period revenues increased $506 million when compared to the 2006 period. A 36 percent increase in production and a 12 percent increase in realized price added $394 million and $112 million to 2007 revenues, respectively.
     Egypt’s crude oil revenues increased $75 million in the third quarter of 2007 compared to the same quarter in 2006.  An 11 percent increase in oil production added $39 million in revenues on production gains from development drilling, notably in the East Bahariya, Umbarka, and El Diyur concessions. An 11 percent increase in realized prices added an additional $36 million.  Egypt’s revenues for the first nine months of 2007 increased $94 million from 2006 with an eight percent increase in production.  Development drilling in the East Bahariya, Umbarka, El Diyur and North El Diyur concessions led the way to the higher production volumes.
     The North Sea’s third-quarter 2007 crude oil revenues were $25 million more than the comparable 2006 period with a nine percent increase in realized price adding $28 million to revenues and a slight decrease in oil production reducing revenues $3 million.  Production gains from drilling activity were largely offset by downtime for planned maintenance. Year-to-date revenues were $95 million below the comparable 2006 period. A 10 percent decline in production lowered revenues by $103 million, while a one percent increase in price added $8 million to revenues. The lower production was largely the result of downtime for maintenance and timing of drilling activity.
     Australia’s third-quarter 2007 crude oil revenues increased $20 million compared to the third quarter of 2006 with a 20 percent increase in production adding $17 million and a four percent increase in realized price adding an additional $3 million. Production gains resulted from the acquisition of additional working interest in the Legendre field, completion of West Cycad and increased liquids production from the Bambra, Wonnich Deep, Doric and Lee gas wells. Australia’s revenues for the 2007 nine-month period were up $49 million when compared to the same period in 2006; $43 million generated from an 18 percent increase in production; and $6 million added from a two percent rise in realized price. Production for the nine-month period rose for the reasons listed above.
     Argentina’s crude oil revenues increased $15 million in the third quarter of 2007 compared to the third quarter in 2006, reflecting a 31 percent increase in production associated with drilling activity and an acquisition closed during the third quarter of 2006, and a seven percent increase in realized price. The production growth added $12 million, while higher prices added $3 million to revenues. Revenues for the 2007 nine-month period increased $71 million on a doubling of production and a slight increase in price. Production was up over the prior year because 2007 included the full impact of 2006 second-quarter and third-quarter acquisitions.
     Canada’s third-quarter 2007 revenues were relatively flat from third-quarter of 2006 with an additional $15 million of revenues generated by a 12 percent increase in realized prices mostly offset by the impact of a 10 percent decline in oil production.  Oil production was down in several areas on natural decline, and downtime.  Canada’s 2007 nine-month period oil revenues were $31 million less than the comparable 2006 period on an 11 percent drop in production, which more than offset an additional $8 million of revenues generated by a two percent increase in prices.
     Approximately 20 percent and 18 percent of our worldwide crude oil production was subject to financial derivative hedges for the third quarter and first nine months of 2007, respectively, compared to 11 percent and nine percent for the two comparable periods in 2006.  (See Note 2, Hedging and Derivative Instruments, of the Notes to Consolidated Financial Statements in this Form 10-Q for a summary of the current derivative positions and terms.)  These financial derivative instruments reduced our third-quarter 2007 and 2006 worldwide realized prices $1.71 and $1.76 per barrel, respectively.  For the nine-month period ending September 30, 2007 and 2006 these hedges decreased our average realized prices $.44 and $1.60 per barrel, respectively.
     Natural Gas Revenues
     Third-quarter gas production increased five percent from the 2006 comparable quarter.  This increase, coupled with a three percent increase in realized prices, increased natural gas revenues by $61 million.   Argentina, the U.S. and Egypt all saw production growth.  For the nine-month-period production increased 16% while price realizations declined two percent from the comparable prior-year period.  For the 2007 nine-month period, natural gas revenues increased by $323 million when compared to the 2006 period.  Eighty-six percent of the nine-month revenue growth occurred in the U.S.
     U.S. third-quarter 2007 natural gas revenues increased $49 million compared to the third quarter 2006 with a six percent increase in natural gas production adding $27 million to U.S. natural gas revenues on acquisitions, drilling and recompletion activities, and restoration of production shut-in because of hurricane damage. A five percent increase in realized prices added another $22 million to U.S. natural gas revenues over the prior-year quarter. The 2007 year-to-date period reflects a $278 million increase in revenue on an 18 percent increase in production, for the reasons noted above, and a five percent increase in realized prices over the same period in 2006.
     Egypt added $17 million to its third quarter 2007 natural gas revenues compared to the same quarter of 2006 on a 17 percent increase in natural gas production and a two percent increase in realized prices.  Production increased on higher Qasr field gas throughput at the Obaiyed gas plant combined with less downtime at the Obaiyed and Salam gas plants.  Egypt’s revenues for the first nine months of 2007 increased $28 million over the same period in 2006 on a 13 percent increase in production, partially offset by a two percent decline in price.  The production increase was attributable to higher throughput at the Obaiyed plant combined with less downtime than in the comparative 2006 period.
     Argentina’s third-quarter 2007 natural gas revenues increased $4 million compared to the third-quarter of 2006 on a 30 percent increase in production and a four percent increase in realized price. Production increases were driven by new drilling and recompletion activity, and an acquisition closed during the third quarter of 2006.  The current year nine-month period reflects a $36 million increase in revenues, because the 2007 period includes the full impact of acquisitions closed in the second-quarter and third-quarter of 2006.
     Australia’s 2007 third-quarter natural gas revenues were $3 million higher than the respective prior-year period on a 14 percent increase in realized price, which contributed $4 million, partially offset by the impact of a five percent decrease in production.  The lower gas production was associated with less customer demand.  Australia’s nine-month revenues were up $16 million from 2006 on an eight percent increase in production and an 11 percent increase in realized price.  The 2007 nine-month period production gains were driven by sales to Burrup Fertilizers which commenced at less than full contract capacity in March of 2006.
     Canada’s third-quarter 2007 natural gas revenues decreased $12 million over the prior-year comparable quarter. Canada’s realized natural gas price increased three percent, partially offsetting an eight percent decline in gas production. Canada’s gas production was down because of downtime, delays in obtaining regulatory approvals on new wells and natural decline. Production gains from new wells in the ExxonMobil lands area limited the decline. On a year-to-date basis, gas revenues were down $35 million from 2006 on a five percent decline in production. Natural gas prices for the 2007 nine-month period were down slightly from 2006.

     Although a majority of our worldwide gas sales contracts are indexed to prevailing market prices, approximately four percent and seven percent of our third-quarter 2007 and 2006 U.S. natural gas production, respectively, was subject to long-term, fixed-price physical contracts and for the first nine months of 2007 approximately five percent of our U.S. natural gas production was subject to long-term, fixed price physical contracts down from eight percent in the prior year.  These fixed-price contracts reduced third-quarter 2007 and 2006 worldwide realized prices $.05 and $.07 per Mcf, respectively and 2007 and 2006 nine-month worldwide realized prices $.07 and $.11 per Mcf, respectively.
     Approximately 20 percent and 18 percent of our worldwide natural gas production was subject to financial derivative hedges for the third-quarter and nine-month periods of 2007, respectively, compared to 10 percent and eight percent for the two comparable periods in 2006.  These financial derivative instruments increased our third-quarter 2007 consolidated realized prices $.21 per Mcf but reduced them $.02 Mcf in the third-quarter 2006.  For the first nine months of 2007, these instruments increased our realized price $.09 per mcf but reduced them $.07 per mcf in the first nine months of 2006. (See Note 2, Hedging and Derivative Instruments, of the Notes to Consolidated Financial Statements in this Form 10-Q for a summary of our current derivative positions and terms.)
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis or on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization
(DD&A):
Oil and gas property	$565	$456	$10.94	$9.68	$1,619	$1,215	$10.65	$9.08
Other assets	36	31	.70	.65	104	86	.68	.64

Total DD&A	601	487			1,723	1,301
Asset retirement obligation accretion	24	23	.47	.48	73	64	.48	.48
Lease operating costs	424	362	8.21	7.67	1,235	966	8.13	7.21
Gathering and transportation costs	29	25	.56	.53	87	77	.57	.58
Severance and other taxes	125	117	2.42	2.49	353	433	2.33	3.23
General and administrative expense	61	54	1.19	1.14	200	152	1.32	1.13
Financing costs, net	61	42	1.17	.89	166	96	1.09	.72

Total	$1,325	$1,110	$25.66	$23.53	$3,837	$3,089	$25.25	$23.07

     Oil and Gas Property DD&A
     The following table details the changes in DD&A of oil and gas properties between 2006 and 2007 for the three-month and nine-month periods.

	For the Quarter	For the Nine Months
	(In millions)
2006 DD&A	$456	$1,215
Volume change	43	168
Rate change	66	236

2007 DD&A	$565	$1,619

     Third-quarter 2007 full-cost DD&A expense increased $109 million from the third quarter of 2006, $43 million of which was a result of higher production and $66 million of which was related to an increase in the DD&A rate.  The DD&A rate increased $1.26 to $10.94 per boe as the costs to acquire, find and develop reserves continue to exceed our historical cost basis.  Increasing costs also impact our estimates for future development of known reserves and estimates to abandon properties, both of which impact our full-cost depletion rate.
     DD&A expense for the first nine months of 2007 totaled $1.6 billion, $404 million more than 2006. Production growth drove $168 million of the increase; the remainder is a consequence of higher costs.  The year-to-date full-cost DD&A rate averaged $10.65 per boe, $1.57 higher than the rate for the first nine months of 2006 for the same reasons discussed above.

     Lease Operating Expenses (LOE)
     LOE increased $62 million from the third quarter of last year to $424 million in the third quarter of 2007. The increase for the quarter reflects a September 2006 acquisition in Argentina, a March 2007 acquisition in the U.S. Permian Basin, new wells from our active drilling program, generally rising costs and the impact of a weakening U.S. dollar. Acquisitions and new wells increase absolute LOE, but they also add production, thereby limiting increases to our worldwide per unit rate. While Apache’s 2007 third-quarter total costs were 17 percent higher than the respective 2006 period, the rate per boe produced increased only 7 percent. As such, the following discussion will focus on per unit operating costs as management believes this is the most informative method of analyzing LOE trends.
     Our 2007 third-quarter worldwide LOE rate averaged $8.21 per boe, an increase of $.54 when compared to the 2006 quarter.
     Canada added $.47 to the consolidated rate, $.14 of which was related to lower volumes. The remaining $.33 was attributable to the impact of a weakening U.S. dollar, higher than normal repair and maintenance, more workover activity and higher ad valorem taxes.
     Australia added $.09 to the consolidated rate with the acquisition of additional working interest in a mature oil field, which carries a higher cost per barrel than our existing Australian LOE rate, and appreciation of the Australian dollar relative to the U.S. dollar.
     The U.S. reduced the consolidated rate $.04 per boe. Production gains in our Central and Gulf Coast regions, coupled with less workover activity in Gulf Coast areas, more than offset the impact of generally rising costs, higher stock-based compensation, and higher LOE and workover activity on properties acquired in the Permian Basin late in the first quarter of 2007. These properties carried a higher LOE rate than our existing U.S. properties.
     Changes to the third-quarter 2007 consolidated rate from Egypt, Argentina and the North Sea were minimal.
     LOE for the nine months ended September 30, 2007, totaled $1.2 billion, $269 million more than the 2006 period. The increase for the 2007 nine-month period includes those same items for the quarter, an April 2006 acquisition in Argentina, a June 2006 Gulf of Mexico acquisition and cost incurred in 2007 to repair properties damaged by hurricanes. While Apache’s 2007 nine-month total costs were 28 percent higher than the comparable 2006 period, the rate per boe produced increased only 13 percent. For the 2007 nine-month period, our worldwide LOE rate averaged $8.13, an increase of $.92 per boe. The following discussion will focus on per unit operating costs.
     The U.S. accounted for $.65 of the increase, with $.35 per boe related to costs incurred to repair properties in the Gulf Coast region damaged by hurricanes. The remainder was associated with the acquisition of properties in the Gulf of Mexico late in the second quarter of 2006, the acquisition of the Permian basin properties discussed above, and generally rising costs.
     Canada added $.30 per boe to the nine-month consolidated rate with $.11 associated with lower production. The balance of the increase related to higher levels of workover activity, the impact of the weakening U.S. dollar, higher ad valorem taxes and generally rising costs.
     The North Sea pushed up the consolidated rate $.15 per boe, mainly on lower volumes. The impact of the weakening U.S. dollar, higher standby and supply boat costs, higher contract labor and turnaround expenses were largely offset by a decrease in diesel fuel consumption.
     Two Argentine acquisitions in April and September 2006 lowered the nine-month 2007 consolidated rate $.24 per boe. The LOE rate on these properties was lower than our existing consolidated rate.

     Gathering and Transportation Costs
     Gathering and transportation costs for the third quarter and first nine month periods of 2007 were up $4 million and $10 million, respectively, from the 2006 comparative periods. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
U.S.	$10	$8	$29	$23
Canada	9	8	25	26
North Sea	6	6	19	19
Egypt	3	3	12	8
Argentina	1	—	2	1

Total Gathering and Transportation	$29	$25	$87	$77

     The increases for both periods in the U.S. were primarily related to new production from Gulf of Mexico properties acquired in mid-2006, new wells brought on production and additional volumes associated with production restored from hurricane damaged properties. Egypt’s transportation costs for the nine-month period was higher because of additional crude oil exports, when compared to the prior-year period. Argentina’s increases for both periods presented were primarily associated with production from properties acquired in 2006.
     Severance and Other Taxes
     Severance and other taxes for the third quarter of 2007 were comparable to the 2006 period. Severance and other taxes for the 2007 nine-month period were $80 million less than the corresponding prior-year period. A detail of these taxes follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Severance taxes	$37	$34	$104	$96
U.K. PRT	73	74	215	305
Canadian taxes	6	5	17	14
Other	9	5	17	18

Total Severance and Other Taxes	$125	$118	$353	$433

     U.K. Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea, including Apache’s Forties field. U.K. PRT for the nine months ending September 30, 2007 was 30 percent below the first nine months of 2006, largely driven by lower comparable revenues on less production and slightly higher deductible costs. Deductible costs include capital expenditures, LOE, G&A, and transportation tariffs. Severance taxes are incurred primarily on onshore properties in the U.S., Argentina and certain properties in Australia. The third-quarter and nine-month increases in severance taxes resulted from higher taxable revenues, when compared to the prior year.
     General and Administrative Expenses (G&A)
     General and administrative costs for the current quarter were $7 million, or $.05 per boe, higher than the comparable quarter last year.  Stock appreciation rights expense was $6 million higher, a reflection of strong stock price appreciation in the quarter compared to a share price decline in last year’s quarter. Other stock-based compensation expenses were $2 million more than the 2006 period.  Insurance costs increased $6 million on both higher rates and additional coverage.  These cost increases were partly offset by lower cost in other areas.  On a per unit basis, higher costs were largely offset by increases in production.
     For the year-to-date, general and administrative costs were $48 million, or $.19 per boe, higher than the prior year for the reasons discussed above. Stock appreciation rights and other stock-based compensation added $18 million over the prior-year amount, while insurance costs increased $16 million.  In addition, the 2007 nine-month period included a one-time $7 million charge related to our board of director’s compensation and retirement plans.  As with the quarter, the impact of these increases on a per unit basis were partially offset by increases in production.
     Financing Costs, Net
     Net financing costs for the third-quarter and nine months of 2007 increased $19 million and $70 million, respectively, from the comparative prior-year periods on higher average outstanding debt balances.
     Provision for Income Taxes
     During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The third-quarter and first nine-month 2007 provision for income taxes were $57 million and $185 million more than their comparative 2006 periods.
     The third-quarter and first nine-month 2007 effective tax rates were 47.8 percent and 44.4 percent compared to third-quarter and first nine-month 2006 rates of 43.8 percent and 37.2 percent. The effective rates for both periods were impacted by the effect of the weakening U.S. dollar primarily on re-measurement of our foreign deferred tax liabilities ($114 million for the current 2007 quarter and $182 million for the nine-month period; $24 million and $49 million for the respective 2006 periods). The 2006 third-quarter tax provision was also impacted by a $92 million charge related to retroactive application of a 10 percent supplemental tax enacted by the U.K.. The 2006 nine-month period included a $63 million charge for the 10 percent U.K. tax increase. The 2006 nine-month period effective rate also included a $121 million one-time benefit from a Canadian tax rate reduction enacted in the second quarter of 2006.
Capital Resources and Liquidity

Financial Indicators

	September 30,	December 31,
	2007	2006
Millions of dollars except as indicated

Current ratio	.87	.65
Total debt	$4,861	$3,822
Shareholders’ equity	$14,673	$13,191
Percent of total debt to capitalization	25%	22%
Floating-rate debt/total debt	14%	43%
Net Cash Provided by Operating Activities
     Apache’s net cash provided by operating activities for the first nine months of 2007 totaled $3.9 billion, up $478 million from the same period in 2006. For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Fluctuations in commodity prices continue to be the primary reason for the company’s short-term changes in cash flow from operating activities. Sales volume changes have also impacted cash flow in the short-term, but have not been as volatile as commodity prices. Apache’s long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations.
Debt
     During the first nine months of 2007, the company’s debt-to-capitalization ratio increased to 25 percent from 22 percent at December 31, 2006.
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
     The company has available a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. As of September 30, 2007, Apache had $549 million of commercial paper outstanding. Our weighted-average interest rate for commercial paper was 5.45 percent and 5.06 percent for the first nine months of 2007 and 2006, respectively. If the company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the company’s U.S. credit facilities are available as a 100 percent backstop. The company had available borrowing capacity under our total credit facilities of approximately $1.7 billion at September 30, 2007.
     The company was in compliance with the terms of all credit facilities as of September 30, 2007.
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
     On May 7, 2007, Apache, on behalf of its joint venture, announced that it signed a contract for a floating production, storage and offloading vessel that will be used in the company’s Van Gogh development in Western Australia’s Exmouth Basin.  Apache and its partner will pay $40 million (approximately $21 million to Apache) per year plus operating expenses for a seven-year term with options for an eight-year extension or to acquire the vessel. Apache owns 52.5 percent of the development.

Oil and Gas Capital Expenditures
     The following table presents a summary of the company’s capital expenditures for each of our reportable segments for the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Exploration and development (E&D):
United States	$1,400,964	$1,108,793
Canada	466,676	721,989
Egypt	435,425	330,599
Australia	366,235	115,540
North Sea	412,029	255,219
Argentina	186,040	63,621
China	—	12,288

	3,267,369	2,608,049

Acquisitions — Oil and gas properties	1,028,322	2,358,774
Asset Retirement Costs (ARC)	155,197	375,708
Capitalized Interest	56,554	46,183
Gathering Transmission and Processing Facilities	298,729	203,210

Total capital expenditures	$4,806,171	$5,591,924

     All of our reportable segments, except for Canada, reported an increase in E&D expenditures. The U.S. accounted for 43 percent of the E&D expenditures in first nine months of 2007 and 2006.  Canada’s 2007 E&D expenditures totaled 14 percent of the company’s total, down from 28 percent in 2006, on reduced activity. All other segments reported increases in their expenditures reflecting higher levels of activity compared to the first nine months of 2006.
Cash Dividends
     Common dividends declared during the first nine months of 2007 rose to $149 million, reflecting a slight increase in common shares outstanding and the higher common stock dividend rate. The company increased its quarterly cash dividend 50 percent, to 15 cents per share from 10 cents per share, effective with the November 2006 dividend payment. During the three months and nine months ended September 30, 2007 and 2006, Apache declared $1.4 million and $4.3 million, respectively, in dividends on its Series B Preferred Stock issued in August 1998.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production.  These fluctuations can influence future operating results and capital investment decisions.  The company utilizes commodity hedges to mitigate a portion of this exposure.
      In the first nine months of 2007, financial derivative hedges covered approximately 18 percent of the average worldwide natural gas and crude oil production. For the remainder of the year, approximately 15 percent of worldwide natural gas and crude oil production is covered by financial derivative hedges.
     On September 30, 2007, the company had open natural gas derivative hedges in an asset position with a fair value of $95 million.  A 10 percent increase in natural gas prices would decrease the asset fair value by $51 million.  A 10 percent decrease in prices would increase the asset fair value by $56 million.  The company also had open oil derivatives in a liability position with a fair value of $192 million on September 30, 2007.  A 10 percent increase in crude oil prices would increase the liability fair value by $307 million.  A 10 percent decrease in prices would reduce the liability by $250 million.  See Note 2, Hedging and Derivative Instruments of the Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q for notional volumes associated with the company’s derivative contracts.
Interest Rate Risk
     The company considers its interest rate risk exposure to be minimal as a result of fixed interest rates on approximately 86 percent of the company’s debt. At September 30, 2007, total debt included $679 million of floating-rate debt. As a result, Apache’s annual interest costs in 2007 will fluctuate based on short-term interest rates on what is approximately 14 percent of our total debt outstanding at September 30, 2007. The impact on cash flow of a ten percent change in the floating interest rate would be approximately $1.1 million per quarter at September 30, 2007.
Foreign Currency Risk
     The company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and the majority of the gas production is sold under fixed-price Australian dollar contracts. Over half the costs incurred for Australian operations are paid in U.S. dollars. In Canada, the majority of oil and gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea production is sold under U.S. dollar contracts and the majority of costs incurred are paid in U.K. pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts and the majority of the costs incurred are denominated in U.S. dollars. Argentine revenues and expenditures are largely denominated in U.S. dollars, but converted into Argentine pesos at the time of payment. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, U.K. pounds, Egyptian pounds and Argentine pesos are converted to U.S. dollars equivalents based on the average exchange rates during the period.
     Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other,” or, as is the case when we re-measure our foreign tax liabilities, as a component of the company’s provision for income tax expense on the Statement of Consolidated Operations.
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
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner.
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
ITEM 1A. RISK FACTORS
During the quarter ending September 30, 2007, there were no material changes from the risk factors as previously disclosed in the company’s annual report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

*12.1	—	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer.

*31.2	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer.

*32.1	—	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION
Dated: November 9, 2007	/s/ ROGER B. PLANK
Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: November 9, 2007	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

*12.1	—	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer.

*31.2	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer.

*32.1	—	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith