Form 10-Q
period 2008-03-31
APACHE CORP
filed 2008-05-12
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Number of shares of Registrant’s common stock, outstanding as of March 31, 2008	333,588,922

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2008	2007
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$3,177,949	$2,023,067
Other	9,792	(20,192)

	3,187,741	2,002,875

OPERATING EXPENSES:
Depreciation, depletion and amortization	620,489	530,913
Asset retirement obligation accretion	26,497	24,064
Lease operating expenses	454,638	382,107
Gathering and transportation	40,976	31,263
Taxes other than income	242,578	109,970
General and administrative	82,423	67,862
Financing costs, net	44,253	42,063

	1,511,854	1,188,242

INCOME BEFORE INCOME TAXES	1,675,887	814,633
Current income tax provision	487,800	186,522
Deferred income tax provision	166,574	135,162

NET INCOME	1,021,513	492,949
Preferred stock dividends	1,420	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,020,093	$491,529

NET INCOME PER COMMON SHARE:
Basic	$3.06	$1.48

Diluted	$3.03	$1.47

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Quarter Ended
	March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,021,513	$492,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	620,489	530,913
Provision for deferred income taxes	166,574	135,162
Asset retirement obligation accretion	26,497	24,064
Other	9,611	9,372
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(38,356)	45,365
(Increase) decrease in inventories	76,311	(8,250)
(Increase) decrease in drilling advances and other	(911)	(4,502)
(Increase) decrease in deferred charges and other	(8,914)	3,304
Increase (decrease) in accounts payable	55,869	(3,296)
Increase (decrease) in accrued expenses	(111,511)	(156,217)
Increase (decrease) in advances from gas purchasers	—	(9,449)
Increase (decrease) in deferred credits and noncurrent liabilities	(8,768)	4,144

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,808,404	1,063,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,165,729)	(1,109,095)
Acquisition of U.S. Permian Basin properties	—	(1,000,000)
Additions to gas gathering, transmission and processing facilities	(80,704)	(96,427)
Restricted cash	(228,134)	—
Proceeds from sale of oil and gas properties	192,932	6,477
Other, net	(123,264)	(30,149)

NET CASH USED IN INVESTING ACTIVITIES	(1,404,899)	(2,229,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and money market borrowings, net	(87,043)	(298,128)
Fixed-rate debt borrowings	—	1,494,045
Payments on fixed-rate debt	(353)	(3,000)
Dividends paid	(84,672)	(51,032)
Common stock activity	8,653	5,821
Treasury stock activity, net	(616)	1,949
Cost of debt and equity transactions	(288)	(13,389)
Other	18,031	5,313

NET CASH PROVIDED BY FINANCING ACTIVITIES	(146,288)	1,141,579

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	257,217	(24,056)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	125,823	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$383,040	$116,468

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$52,237	$13,263
Income taxes paid, net of refunds	368,614	136,757
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$383,040	$125,823
Receivables, net of allowance	1,972,318	1,936,977
Inventories	490,423	461,211
Drilling advances	112,873	112,840
Derivative instruments	448	20,889
Prepaid assets and other	94,001	94,511

	3,053,103	2,752,251

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	35,778,792	34,645,710
Unproved properties and properties under development, not being amortized	1,473,476	1,439,726
Gas gathering, transmission and processing facilities	2,287,157	2,206,453
Other	421,685	416,149

	39,961,110	38,708,038
Less: Accumulated depreciation, depletion and amortization	(14,095,724)	(13,476,445)

	25,865,386	25,231,593

OTHER ASSETS:
Restricted cash	228,134	—
Goodwill, net	189,252	189,252
Deferred charges and other	480,200	461,555

	$29,816,075	$28,634,651

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$683,581	$617,937
Accrued operating expense	112,917	112,453
Accrued exploration and development	708,596	600,165
Accrued compensation and benefits	135,072	172,542
Accrued interest	73,153	78,187
Accrued income taxes	154,854	73,184
Current debt	227,588	215,074
Asset retirement obligation	271,476	309,777
Derivative instruments	435,561	286,226
Other	197,684	199,471

	3,000,482	2,665,016

LONG-TERM DEBT	3,911,924	4,011,605

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	3,953,792	3,924,983
Asset retirement obligation	1,553,814	1,556,909
Derivative instruments	563,287	381,791
Other	752,769	716,368

	6,823,662	6,580,051

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized – Series B, 5.68% Cumulative, $100 million aggregate liquidation value, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 341,906,506 and 341,322,088 shares issued, respectively	213,691	213,326
Paid-in capital	4,369,172	4,367,149
Retained earnings	12,394,428	11,457,592
Treasury stock, at cost, 8,317,584 and 8,394,945 shares, respectively	(236,066)	(238,264)
Accumulated other comprehensive loss	(759,605)	(520,211)

	16,080,007	15,377,979

	$29,816,075	$28,634,651

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2006		$98,387	$212,365	$4,269,795	$8,898,577	$(256,739)	$(31,332)	$13,191,053
Comprehensive income (loss):
Net income	$492,949	—	—	—	492,949	—	—	492,949
Commodity hedges, net of income tax benefit of $87,020	(161,815)	—	—	—	—	—	(161,815)	(161,815)

Comprehensive income	$331,134

Dividends:
Preferred		—	—	—	(1,420)	—	—	(1,420)
Common ($.15 per share)		—	—	—	(49,654)	—	—	(49,654)
Common shares issued		—	199	10,288	—	—	—	10,487
Treasury shares issued, net		—	—	1,170	—	2,928	—	4,098
Compensation expense		—	—	10,359	—	—	—	10,359
FIN 48 adoption		—	—	—	(48,502)	—	—	(48,502)
Other		—	—	48	252	—	—	300

BALANCE AT MARCH 31, 2007		$98,387	$212,564	$4,291,660	$9,292,202	$(253,811)	$(193,147)	$13,447,855

BALANCE AT DECEMBER 31, 2007		$98,387	$213,326	$4,367,149	$11,457,592	$(238,264)	$(520,211)	$15,377,979
Comprehensive income (loss):
Net income	$1,021,513	—	—	—	1,021,513	—	—	1,021,513
Commodity hedges, net of income tax benefit of $123,133	(239,394)	—	—	—	—	—	(239,394)	(239,394)

Comprehensive income	$782,119

Dividends:
Preferred		—	—	—	(1,420)	—	—	(1,420)
Common ($.25 per share)		—	—	—	(83,271)	—	—	(83,271)
Common shares issued		—	365	5,957	—	—	—	6,322
Treasury shares issued, net		—	—	(545)	—	2,198	—	1,653
Compensation expense		—	—	13,592	—	—	—	13,592
Other		—	—	(16,981)	14	—	—	(16,967)

BALANCE AT MARCH 31, 2008		$98,387	$213,691	$4,369,172	$12,394,428	$(236,066)	$(759,605)	$16,080,007

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
Reclassifications
     Certain prior-period amounts have been reclassified to conform with current-year presentations.
1. ACQUISITIONS AND DIVESTITURES
2008 Activity
     Divestitures On January 29, 2008, the Company completed the sale of its interest in Ship Shoal blocks 349 and 359 on the outer continental shelf of the Gulf of Mexico to W&T Offshore, Inc. for $116 million, subject to normal post-closing adjustments.
     On January 31, 2008, the Company completed the sale of non-strategic oil and gas properties in the Permian Basin of West Texas to Vanguard Permian, LLC for $78 million, subject to normal post-closing adjustments.
     Subsequent Event On April 2, 2008, the Company completed the sale of non-strategic Canadian properties to Central Global Resources for $112 million, subject to normal post-closing adjustments.
2. HEDGING AND DERIVATIVE INSTRUMENTS
     Apache uses a variety of strategies to manage its exposure to fluctuations in crude oil and natural gas commodity prices. As of March 31, 2008, the total outstanding positions of Apache’s natural gas and crude oil cash flow hedges were as follows:
Collars

				Weighted
Production				Average	Fair Value
Period	Instrument Type	Total Volumes		Floor/Ceiling	Asset/(Liability)
					(In thousands)
2008	US Gas Collars	70,125,000	MMBtu	$7.27 / 10.31	$(50,872)
	Canadian Gas Collars	24,750,000	GJ	6.41 / 10.04	(9,134)
	Oil Collars	9,762,500	Bbl	64.12 / 78.96	(220,352)

2009	US Gas Collars	18,250,000	MMBtu	7.35 / 10.19	(16,980)
	Canadian Gas Collars	29,200,000	GJ	6.32 / 9.83	(12,878)
	Oil Collars	8,591,000	Bbl	61.13 / 77.07	(190,399)

2010	US Gas Collars	1,350,000	MMBtu	7.17 / 10.58	(1,402)
	Oil Collars	6,016,000	Bbl	62.11 / 77.44	(118,165)

2011	Oil Collars	4,377,000	Bbl	65.83 / 84.41	(63,679)

2012	Oil Collars	1,456,000	Bbl	66.88 / 85.52	(19,397)

Options

Production					Fair Value
Period	Instrument Type	Total Volumes		Strike Price	Asset/(Liability)
					(In thousands)
2008	Gas Put Option	5,500,000	MMBtu	$8.75	$1,419

2010	Oil Call Option	368,000	Bbl	129.50	1,656

2011	Oil Call Option	1,095,000	Bbl	134.17	5,144

2012	Oil Call Option	364,000	Bbl	138.00	1,973
Fixed-Price Swaps

				Weighted
Production				Average	Fair Value
Period	Instrument Type	Total Volumes		Fixed-Price	Asset/(Liability)
					(In thousands)
2008	Fixed-Price Oil Swap	3,300,000	Bbl	$69.21	$(99,090)

2009	Fixed-Price Oil Swap	368,000	Bbl	67.95	(9,681)

2010	Fixed-Price Oil Swap	2,018,000	Bbl	70.87	(45,304)

2011	Fixed-Price Oil Swap	3,285,000	Bbl	71.16	(70,025)

2012	Fixed-Price Oil Swap	2,926,000	Bbl	71.34	(59,140)

2013	Fixed-Price Oil Swap	1,086,000	Bbl	71.34	(21,518)
     U.S. natural gas prices in the table above represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu) basis and are settled against a combination of indices, including NYMEX Henry Hub, Panhandle Eastern Pipe Line and Houston Ship Channel. The Canadian natural gas prices in the table above represent a weighted average of AECO Index prices. These gas collars are entered into on a per gigajoule (GJ) basis, are converted to U.S. dollars utilizing a March 31, 2008 exchange rate, and are settled against the AECO Index. Crude oil prices in the table above primarily represent a weighted average of NYMEX WTI Cushing Index prices on contracts entered into on a per barrel (Bbl) basis.
     A reconciliation of the components of accumulated other comprehensive income (loss) in the Statement of Consolidated Shareholders’ Equity related to Apache’s commodity derivative activity is presented in the table below:

	Before tax	After tax
	(In thousands)
Unrealized loss on derivatives at December 31, 2007	$(638,752)	$(411,678)
Net losses realized into earnings	92,653	59,634
Net change in derivative fair value	(455,180)	(299,028)

Unrealized loss on derivatives at March 31, 2008	$(1,001,279)	$(651,072)

     Based on market prices as of March 31, 2008, the Company’s unrealized loss in other comprehensive income totaled $1 billion ($651 million after tax). Gains and losses on the commodity hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $1 billion estimated unrealized loss on derivatives as of March 31, 2008, approximately $437 million ($284 million after tax) applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions. These contracts, designated as hedges, qualified and continue to qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.

3. DEBT
     The Company’s March 31, 2008 debt-to-capitalization ratio was 20 percent, down from 22 percent at December 31, 2007.
     In February 2008 the Company requested amendments to its existing $1.5 billion U.S. five-year revolving credit facility to (a) extend the maturity date one year to May 28, 2013 and (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees. The Company also requested amendments to its $450 million U.S. credit facility, $150 million Australian credit facility and $150 million Canadian credit facility to (a) extend the maturity date one year to May 12, 2013, (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees, and (c) specific to the Australian credit facility, giving the Company the option of increasing the size of the facility up to a maximum amount of $400 million from the current limit of $300 million by adding commitments from new or existing lenders.

     Lenders approved the amendments removing certain restrictions on our Australian entities, including their ability to incur liens and issue guarantees as well as the amendment allowing the Company to increase the size of Australian credit facility to a maximum of $400 million. At March 31, 2008, lenders had extended the maturity date on all of the credit facilities except for $50 million of the $1.5 billion U.S. credit facility and $40 million of the $450 million U.S. credit facility. In April 2008, both U.S. amounts were extended and the Company increased the Australian credit facility by $50 million to $200 million, leaving $200 million, half the maximum amount.
Financing Costs, Net
     Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended March 31,
	2008	2007
	(In thousands)
Interest expense	$69,307	$65,732
Amortization of deferred loan costs	851	694
Capitalized interest	(21,577)	(21,776)
Interest income	(4,328)	(2,587)

Financing costs, net	$44,253	$42,063

4. INCOME TAXES
     The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
     Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
     The Company is in Administrative Appeals with the United States Internal Revenue Service (IRS) regarding the 2002 and 2003 tax years and under IRS audit for the 2004 and 2005 tax years. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

5. CAPITAL STOCK
Net Income per Common Share
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended March 31,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$1,020,093	333,393	$3.06	$491,529	331,213	$1.48

Effect of Dilutive Securities:
Stock options and other	—	3,156		—	2,089

Diluted:
Income attributable to common stock, including assumed conversions	$1,020,093	336,549	$3.03	$491,529	333,302	$1.47

     The diluted earnings per share calculation excluded 30,500 and 1.6 million average shares of common stock that were anti-dilutive for the quarters ending March 31, 2008 and 2007, respectively.
Common and Preferred Stock Dividends
     During the first quarter of 2008 and 2007, Apache paid $83 million and $50 million, respectively, in dividends on its common stock. The increase in the first-quarter 2008 common stock dividends compared to the amount paid in the same period last year, including a special cash dividend of 10 cents per common share paid March 18, 2008. In addition, in each period, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.
Stock-Based Compensation
     2005 Share Appreciation Plan On May 5, 2005, the Company’s stockholders approved the 2005 Share Appreciation Plan that provided incentives for employees to double Apache’s share price to $108 by the end of 2008, with an interim goal of $81 to be achieved by the end of 2007. To achieve the trigger price, the Company’s stock price had to close at or above the stated threshold for 10 days out of any 30 consecutive trading days by the end of the stated period.
     On June 14, 2007, Apache’s share price exceeded the interim threshold for the required 10-days. As such, Apache will issue approximately one million shares of its common stock, after minimum tax withholding requirements, in four equal installments. The first installment was issued in July 2007. Subsequent installments will be issued in 2008, 2009 and 2010 to employees remaining with the Company during that period.
     On February 29, 2008, Apache’s share price exceeded the second threshold for the required 10-days. As such, Apache will issue approximately two million shares of its common stock, after minimum tax withholding requirements, in four equal installments. The first installment was issued in March 2008. Subsequent installments will be issued in 2009, 2010 and 2011 to employees remaining with the Company during that period.
     2008 Share Appreciation Program On May 7, 2008, the Stock Option Plan Committee of the Company’s board of directors, pursuant to the Apache Corporation 2007 Omnibus Equity Compensation Plan, approved the 2008 Share Appreciation Program (the “Program”) that provides incentives for employees to increase Apache’s share price to $216 by the end of 2012, with an initial goal of $162 to be achieved by the end of 2010. To achieve the trigger price, the Company’s stock price must close at or above the stated threshold for 10 trading days out of any 30 consecutive trading days by the end of the stated period. Under the Program, if the first threshold is achieved, approximately 1.1 million shares would be awarded for an intrinsic cost of $180 million. Achieving the second threshold would result in awards of approximately 1.7 million shares for an intrinsic cost of $359 million. Shares ultimately issued to employees would be reduced by the required minimum tax withholding. Awards under the Program are payable in five equal installments, beginning on a date not more than 30 days after a threshold is attained for the required measurement period and on the four succeeding anniversaries of the attainment date.
     Current accounting practices dictate that, regardless of whether these thresholds are ultimately achieved, the Company will recognize, over time, the fair value cost determined at the grant date based on numerous assumptions, including an estimate of the likelihood that Apache’s stock price will achieve these thresholds and the expected forfeiture rate. As a result, the Company will recognize expense and capitalized costs of approximately $191 million over the expected service life of the plan.
     The weighted average fair value, based on a Monte Carlo Simulation Model, was $82.14 per share, determined by using expected volatility of 26.97 percent, an expected dividend yield of 0.50 percent, and a risk free interest rate of 2.46 percent.

     On May 7, 2008, the Stock Option Plan Committee of Apache's board of directors awarded its chief executive officer up to 250,000 restricted stock units, 50,000 of which will vest on July 1, 2009. The remaining 200,000 shares will vest ratably on the first business day of each of 2010, 2011, 2012 and 2013. Upon vesting, the Company will issue one share of the Company's common stock as settlement for each restricted stock unit. Thirty thousand of the shares vesting each year will not be eligible for sale by the executive until such time as he retires or otherwise terminates employment with the Company. The restricted stock unit agreement, dated May 8, 2008, is included as Exhibit 10.4 to this quarterly report on Form 10-Q and incorporated herein by reference.
6. BUSINESS SEGMENT INFORMATION
     Apache has production in six countries: the United States (Gulf Coast and Central regions), Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea, and Argentina. Early in the second quarter of 2008, we finalized contracts for two exploration blocks in Chile. Financial information by country is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total

	(In thousands)
For the Quarter Ended March 31, 2008
Oil and Gas Production Revenues	$1,369,468	$406,262	$671,898	$124,099	$516,376	$89,846	$—	$3,177,949

Operating Income (1)	$783,119	$180,724	$532,628	$44,919	$231,829	$19,552	$—	$1,792,771

Other Income (Expense):
Other								9,792
General and administrative								(82,423)
Financing costs, net								(44,253)

Income Before Income Taxes								$1,675,887

Total Assets	$12,515,032	$7,459,446	$3,708,017	$2,076,730	$2,330,861	$1,715,456	$10,532	$29,816,075

For the Quarter Ended March 31, 2007
Oil and Gas Production Revenues	$861,317	$320,170	$396,607	$104,184	$273,608	$67,181	$—	$2,023,067

Operating Income (1)	$373,556	$128,306	$273,909	$42,724	$115,748	$10,507	$—	$944,750

Other Income (Expense):
Other								(20,192)
General and administrative								(67,862)
Financing costs, net								(42,063)

Income Before Income Taxes								$814,633

Total Assets	$12,663,370	$5,978,178	$2,603,969	$1,442,133	$1,894,525	$1,459,814	$11,818	$26,053,807

1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income.

7. ASSET RETIREMENT OBLIGATION
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended March 31, 2008:

2008
(In thousands)
Asset retirement obligation at December 31, 2007	$1,866,686
Liabilities incurred	85,072
Liabilities settled	(152,965)
Accretion expense	26,497

Asset retirement obligation at March 31, 2008	1,825,290
Less current portion	271,476

Asset retirement obligation, long-term	$1,553,814

     The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. To determine the current present value of this obligation, some key assumptions the Company must estimate include the ultimate productive life of the properties, a risk adjusted discount rate, and an inflation factor. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.
     Liabilities settled primarily relate to individual properties plugged and abandoned during the period. Most of the activity was in the Gulf of Mexico, a portion of which relates to the continued abandonment activity on platforms lost in 2005 during Hurricanes Katrina and Rita.
8. COMMITMENTS AND CONTINGENCIES
Legal Matters
     Grynberg As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2007 fiscal year, in 1997, Jack J. Grynberg began filing lawsuits against other natural gas producers, gatherers, and pipelines claiming that the defendants have under paid royalty to the federal government and Indian tribes by mis-measurement of the volume and heating content of natural gas and are responsible for acts of others who mis-measured natural gas. The claims against Apache were dismissed, though Mr. Grynberg has appealed the dismissal. No material changes in this matter have occurred since the filing of our most recent annual report on Form 10-K.
     Argentine Environmental Claims In connection with the Pioneer acquisition in 2006, the Company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. All of these matters are more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2007 fiscal year. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
     Louisiana Restoration As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2007 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
     Hurricane Related Litigation As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2007 fiscal year, in a case styled Ned Comer, et al vs. Murphy Oil USA, Inc., et al, Case No: 1:05-cv-00436; U.S.D.C., United States District Court, Southern District of Mississippi., Mississippi property owners allege that hurricanes’ meteorological effects increased in frequency and intensity due to global warming, and there will be continued future damage from increasing intensity of storms and sea level rises. They claim this was caused by the various defendants (oil and gas companies, electric and coal companies, and chemical manufacturers). No material change in the status of this matter has occurred since the filing of our most recent annual report on Form 10-K.
     Other Matters The Company is involved in other litigation and is subject to government and regulatory controls in the normal course of business. The Company has an accrued liability of approximately $11 million for other legal contingencies that are probable of occurring and can be reasonably estimated. It is management’s opinion that the loss for any such other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations.
Environmental Matters
     As of March 31, 2008, the Company had an undiscounted reserve for environmental remediation of approximately $26 million. The Company is not aware of any environmental claims existing as of March 31, 2008, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Decommission of Downed Platforms
     In January 2008, Apache, BP plc and Chevron Corporation entered into a contract with Well Control, Inc, to decommission certain downed platforms and related well facilities located offshore Louisiana in the Gulf of Mexico for a fixed fee of $750 million. Apache’s portion is 37.5 percent, or $281 million, which is included as part of the Company’s accrued asset retirement obligation.
9. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2008. SFAS No. 157 defines fair value, and establishes disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheet. The statement also provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets, and have the highest priority. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs which are significant and unobservable, and have the lowest priority.
     The following table presents the Company’s material assets and liabilities measured at fair value for each hierarchy level as of March 31, 2008.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
		(In thousands)
Assets:
Derivative instruments	$—	448	—	$448

Liabilities:
Derivative instruments	$—	998,848	—	$998,848

     Derivative instruments are valued using forward commodity price curves provided by reputable third-party brokers. Some of our derivative instruments are not actively quoted in the market, and are valued using Level 2 inputs.
10. RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
     In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities.” The statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the provisions of SFAS No. 161 and assessing the impact, if any, it may have on the Company.
     In December 2007, the FASB issued a revision to SFAS No. 141 “Business Combinations” (SFAS No. 141(R)). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Apache is currently evaluating the provisions of SFAS No. 141(R) and assessing the impact, if any, it may have on the Company.
     Also in December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, sometimes called a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the amounts of consolidated net income attributable to both the parent and the noncontrolling interest must be reported separately on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the provisions of SFAS No. 160 and assessing the impact, if any, it may have on the Company.
11. SUPPLEMENTAL GUARANTOR INFORMATION
     Apache Finance Pty Ltd. (Apache Finance Australia) and Apache Finance Canada Corporation (Apache Finance Canada) are subsidiaries of Apache that have issued publicly traded securities, and the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.
     Each of the Companies presented in the condensed consolidating financial statements has been fully consolidated in Apache’s consolidated financial statements. As such, these condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and Subsidiaries and notes.

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,353,405	$—	$—	$—	$1,842,319	$(17,775)	$3,177,949
Equity in net income (loss) of affiliates	643,089	8,050	10,926	89,593	(2,491)	(749,167)	—
Other	(34)	—	—	14,657	(3,909)	(922)	9,792

	1,996,460	8,050	10,926	104,250	1,835,919	(767,864)	3,187,741

OPERATING EXPENSES:
Depreciation, depletion and amortization.	288,516	—	—	—	331,973	—	620,489
Asset retirement obligation accretion	17,777	—	—	—	8,720	—	26,497
Lease operating expenses	213,325	—	—	—	241,313	—	454,638
Gathering and transportation	10,127	—	—	—	48,624	(17,775)	40,976
Taxes other than income	54,209	—	—	—	188,369	—	242,578
General and administrative	66,883	—	—	—	16,462	(922)	82,423
Financing costs, net	37,473	—	4,497	14,113	(11,830)	—	44,253

	688,310	—	4,497	14,113	823,631	(18,697)	1,511,854

INCOME (LOSS) BEFORE INCOME TAXES	1,308,150	8,050	6,429	90,137	1,012,288	(749,167)	1,675,887
Provision (benefit) for income taxes	286,637	—	(1,621)	159	369,199	—	654,374

NET INCOME	1,021,513	8,050	8,050	89,978	643,089	(749,167)	1,021,513
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,020,093	$8,050	$8,050	$89,978	$643,089	$(749,167)	$1,020,093

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$837,548	$—	$—	$—	$1,231,734	$(46,215)	$2,023,067
Equity in net income (loss) of affiliates	296,573	4,480	7,830	38,010	(12,911)	(333,982)	—
Other	306	—	—	—	(20,498)	—	(20,192)

	1,134,427	4,480	7,830	38,010	1,198,325	(380,197)	2,002,875

OPERATING EXPENSES:
Depreciation, depletion and amortization.	226,892	—	—	—	304,021	—	530,913
Asset retirement obligation accretion	17,638	—	—	—	6,426	—	24,064
Lease operating expenses	196,313	—	—	—	232,009	(46,215)	382,107
Gathering and transportation	8,989	—	—	—	22,274	—	31,263
Taxes other than income	32,135	—	—	—	77,835	—	109,970
General and administrative	52,329	—	—	—	15,533	—	67,862
Financing costs, net	34,372	—	4,513	14,112	(10,934)	—	42,063

	568,668	—	4,513	14,112	647,164	(46,215)	1,188,242

INCOME (LOSS) BEFORE INCOME TAXES	565,759	4,480	3,317	23,898	551,161	(333,982)	814,633
Provision (benefit) for income taxes	72,810	—	(1,163)	(4,551)	254,588	—	321,684

NET INCOME	492,949	4,480	4,480	28,449	296,573	(333,982)	492,949
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$491,529	$4,480	$4,480	$28,449	$296,573	$(333,982)	$491,529

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$234,070	$—	$(5,381)	$(2,119)	$1,581,834	$—	$1,808,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	39,109	—	—	—	(1,240,040)	—	(1,200,931)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(80,704)	—	(80,704)
Investment in subsidiaries, net	(131,108)	(3,500)	—	—	(5,662)	140,270	—
Other, net	(4,548)	—	—	—	(118,716)	—	(123,264)

NET CASH USED IN INVESTING ACTIVITIES	(96,547)	(3,500)	—	—	(1,445,122)	140,270	(1,404,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	92,691	—	1,880	369	126,235	(101,561)	119,614
Payments on debt	(165,300)	—	—	—	(41,372)	—	(206,672)
Dividends paid	(84,672)	—	—	—	—	—	(84,672)
Common stock activity	8,653	3,500	3,500	—	31,709	(38,709)	8,653
Treasury stock activity, net	(616)	—	—	—	—	—	(616)
Cost of debt and equity transactions	(288)	—	—	—	—	—	(288)
Other	17,693	—	—	—	—	—	17,693

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(131,839)	3,500	5,380	369	116,572	(140,270)	(146,288)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,684	—	(1)	(1,750)	253,284	—	257,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,626	—	1	1,751	120,445	—	125,823

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,310	$—	$—	$1	$373,729	$—	$383,040

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$352,318	$—	$(3,562)	$(641)	$715,444	$—	$1,063,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(479,825)	—	—	—	(629,270)	—	(1,109,095)
Acquisition of U.S. Permian Basin properties	(1,000,000)	—	—	—	—	—	(1,000,000)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(96,427)	—	(96,427)
Non-cash portion of net oil and gas property additions	12,478	—	—	—	(12,478)	—	—
Investment in subsidiaries, net	(28,669)	(3,500)	—	—	(4,555)	36,724	—
Other, net	(3,008)	—	—	—	(20,664)	—	(23,672)

NET CASH USED IN INVESTING ACTIVITIES	(1,499,024)	(3,500)	—	—	(763,394)	36,724	(2,229,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	2,730,165	—	64	641	38,220	(22,289)	2,746,801
Payments on debt	(1,530,500)	—	—	—	(23,384)	—	(1,553,884)
Dividends paid	(51,032)	—	—	—	—	—	(51,032)
Common stock activity	5,821	3,500	3,500	—	7,435	(14,435)	5,821
Treasury stock activity, net	1,949	—	—	—	—	—	1,949
Cost of debt and equity transactions	(13,389)	—	—	—	—	—	(13,389)
Other	5,313	—	—	—	—	—	5,313

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,148,327	3,500	3,564	641	22,271	(36,724)	1,141,579

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,621	—	2	—	(25,679)	—	(24,056)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,148	—	—	1	136,375	—	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,769	$—	$2	$1	$110,696	$—	$116,468

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,310	$—	$—	$1	$373,629	$—	$382,940
Receivables, net of allowance	923,127	—	—	845	1,048,346	—	1,972,318
Inventories	23,777	—	—	—	466,647	—	490,424
Drilling advances and others	135,162	—	—	—	72,159	—	207,321
Short-term investment	—	—	—	—	100	—	100

	1,091,376	—	—	846	1,960,881	—	3,053,103

PROPERTY AND EQUIPMENT, NET	11,884,797	—	—	—	13,980,589	—	25,865,386

OTHER ASSETS:
Intercompany receivable, net	1,180,244	—	(171,859)	(253,619)	(754,766)	—	—
Restricted cash	228,134	—	—	—	—	—	228,134
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	10,656,425	494,186	713,330	2,228,928	(180,912)	(13,911,957)	—
Deferred charges and other	235,862	—	—	1,003,589	240,749	(1,000,000)	480,200

	$25,276,838	$494,186	$541,471	$2,979,744	$15,435,793	$(14,911,957)	$29,816,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$66,300	$—	$99,911	$—	$61,377	$—	$227,588
Accounts payable	471,603	—	—	—	211,978	—	683,581
Other accrued expenses	495,009	—	(14,713)	51,898	1,557,119	—	2,089,313

	1,032,912	—	85,198	51,898	1,830,474	—	3,000,482

LONG-TERM DEBT	3,264,011	—	—	647,014	899	—	3,911,924

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,591,625	—	(37,913)	4,602	2,395,478	—	3,953,792
Advances from gas purchasers	6,449	—	—	—	—	—	6,449
Asset retirement obligation	957,689	—	—	—	596,125	—	1,553,814
Derivative instruments	1,333,636	—	—	—	(770,349)	—	563,287
Other	1,487,641	—	—	9,070	249,609	(1,000,000)	746,320

	5,377,040	—	(37,913)	13,672	2,470,863	(1,000,000)	6,823,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	15,602,875	494,186	494,186	2,267,160	11,133,557	(13,911,957)	16,080,007

	$25,276,838	$494,186	$541,471	$2,979,744	$15,435,793	$(14,911,957)	$29,816,075

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

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
     Apache Corporation (Apache) is an independent energy company whose principle business includes exploration, development and production of crude oil, natural gas and natural gas liquids. We operate in six countries: the United States, Canada, Egypt, Australia, offshore the United Kingdom in the North Sea, and Argentina. Early in the second quarter of 2008, we finalized contracts for two exploration blocks in Chile. Quarterly earnings were our second best on record, trailing only fourth-quarter 2007 earnings. In the first quarter, we invested $1.2 billion in exploration and development, with several encouraging discoveries in our core growth areas of Australia, Canada and Egypt. We also divested over $300 million of non-strategic oil and gas properties during the quarter and early in the second quarter of 2008.
First Quarter 2008 vs. First Quarter 2007
     Apache earned just over $1.0 billion, $3.03 per diluted common share, in the first quarter of 2008, more than double the $492 million ($1.47 per share) earned in the same quarter last year. Cash flow from operating activities totaled $1.8 billion, compared to $1.1 billion last year, an increase of 70 percent.
     Quarter-over-quarter increases in equivalent production and prices increased oil and gas revenues 57 percent over last year’s first quarter, to $3.2 billion. Crude oil realizations averaged $89.25 a barrel, 60 percent above 2007 first-quarter prices, while natural gas realizations averaged $6.42 per thousand cubic feet (Mcf), up 23 percent. Even though historically high commodity prices continue to increase industry demand and competition for services, thereby pressuring costs, this quarter’s pre-tax margin was the best in our history, 96 percent higher than the 2007 quarter. For a more detailed discussion of our revenue and cost components, please refer to Results of Operations in this Item 2.

Pre-tax Margins
	For the Quarter Ended March 31,
	2008	2007
	(In thousands, except margin)
Income before Income Taxes	$1,675,887	$814,633
Barrels of oil equivalent produced	50,744	48,267
Margin per boe produced	$33.03	$16.88
Operating Highlights
Egypt
♦	On January 24, 2008, the Company announced that the Hydra-1X exploration well in the Shushan “C” Concession in Egypt’s Western Desert test-flowed 41.6 million cubic feet (MMcf) of natural gas and 1,313 barrels of condensate per day from the Deep Jurassic formation and encountered 64 feet of pay in the overlying AEB-6 formation on the way down that test-flowed 35 MMcf and 1,500 barrels of condensate per day. We are currently drilling an appraisal well to ascertain reserve potential. The Company has a 100 percent interest in this concession. The Hydra-1X will be produced through future expansion of Apache’s Western Desert gas facilities.

♦	Expansion of our Salam gas plant is on schedule and we continue to expect first gas through the plant by the end of the year. This expansion is projected to add an estimated 90 to 100 MMcf/d and 4,500 barrels of oil per day (b/d) of net capacity to Apache.

♦	Development of our three water-flood projects continues with 21 producers and 23 injection wells drilled during the quarter.

Australia
♦	Appraisal of the Julimar-Brunello area on Australia’s Northwest Shelf progressed with three successful appraisal wells drilled since year-end. On January 24, the Company announced the Brulimar-1 discovery which encountered 113 feet of net pay in the Upper Triassic Mungaroo sandstone. On April 8, we announced the Julimar Southeast-1 discovery which logged 195 feet of net pay across five intervals of the Triassic Mungaroo sandstone. On May 1, we announced the Julimar Northwest-1 discovery which logged 43 feet of net pay in the J-17 Triassic Mungaroo sandstone. We have now drilled six discoveries in the complex. We plan to complete our appraisal program this summer and pursue a development strategy in the second half of the year. Apache owns a 65 percent interest in and operates the Julimar-Brunello complex.

♦	During the first quarter, we completed a three-dimensional (3-D) seismic program in Gippsland Basin of Australia, identifying a multiple prospect drilling program. The acreage, which we believe is an under-explored area, is located near producing fields. We drilled three shallow commitment wells in the quarter, all of which were unsuccessful. However, the remaining prospects, which are in deeper water, are the primary objective of the program. During the second half of the year, we will begin drilling the 12 deeper water prospects.

♦	On April 8, 2008, we announced the Halyard-1 discovery on Australia’s WA-13-L block, which test-flowed 68 MMcf/d. We are considering running a subsea gathering line from Halyard to an existing pipeline at our East Spar field, 20 miles to the southeast, to transport the gas to Varanus Island for processing. Using our existing infrastructure would accelerate development of the field and first sales. The pipeline has capacity of 200 MMcf/d. Apache has a 55 percent interest in and operates the block.

♦	We have several large development projects underway in Australia. The Van Gogh and Pyrenees developments remain on schedule to deliver first production in 2009 and 2010, respectively, with projected net rates of 20,000 b/d each. Our Reindeer development program is also on track to deliver approximately 60 MMcf/d net to Apache beginning in 2010 and we are in negotiations to contract the gas to a purchaser onshore. Efforts at Reindeer during the remainder of 2008 will consist of finalizing the gas sales contract, drilling three development wells and beginning the detailed engineering phase of the project.
United States
♦	On January 29, 2008, the Company completed the sale of its interest in Ship Shoal blocks 349 and 359 on the outer continental shelf of the Gulf of Mexico to W&T Offshore, Inc. for $116 million, subject to normal post-closing adjustments.

♦	On January 31, 2008, the Company completed the sale of non-strategic oil and gas properties in the Permian Basin of West Texas to Vanguard Permian, LLC for $78 million, subject to normal post-closing adjustments.

♦	The U.S. increased oil production to 100,679 b/d, a 35 percent increase over the comparable prior year quarter with the addition of Permian Basin properties acquired at the end of the first quarter of 2007, new drilling and recompletion activity, and production restored from hurricane damaged properties.
Canada
♦	On April 2, 2008, the Company announced that it had completed the sale of non-strategic Canadian properties to Central Global Resources for $112 million, subject to normal post-closing adjustments.

♦	On April 8, 2008, Apache announced that three successful horizontal wells drilled in the Ootla shale-gas play in northeast British Columbia test-flowed at rates of 8.8 MMcf, 6.1 MMcf, and 5.3 MMcf of gas per day. Apache has a 50 percent interest in approximately 400,000 gross acres in this play. Apache operates approximately one-half of this position.

Financial Highlights
     First-Quarter 2008 compared to First-Quarter 2007.
♦	Earnings of $1.0 billion, double last year’s $492 million.

♦	Cash provided by operating activities of $1.8 billion, up 70 percent.

♦	Oil and gas revenues of $3.2 billion, up 57 percent. Oil revenue alone increased nearly $1 billion.

♦	Oil price realizations averaged a record $89.25 per barrel, up $33.38 per barrel; gas price realizations averaged $6.42 per Mcf, up $1.20 per Mcf.

♦	Exploration and development capital expenditures totaled $1.2 billion, up 14 percent.
Results of Operations
Revenues

	For the Quarter Ended March 31,
	2008	Contribution	2007	Contribution
Revenues (in thousands):
Oil	$2,119,720	67%	$1,159,929	57%
Natural gas	997,654	31%	826,761	41%
Natural gas liquids	60,575	2%	36,377	2%

Total	$3,177,949	100%	$2,023,067	100%

Production and Pricing

	For the Quarter Ended March 31,
			Increase
	2008	2007	(Decrease)
Oil Volume – Barrels per day:
United States	100,679	74,652	34.86%
Canada	17,347	19,032	(8.85)%
Egypt	62,551	60,371	3.61%
Australia	9,420	12,141	(22.41)%
North Sea	58,771	53,671	9.50%
Argentina	12,225	10,797	13.23%

Total (1)	260,993	230,664	13.15%

Average Oil Price – Per barrel:
United States	$83.58	$55.89	49.54%
Canada	93.21	53.62	73.83%
Egypt	97.85	56.64	72.76%
Australia	101.67	66.96	51.84%
North Sea	95.83	56.35	70.06%
Argentina	45.13	40.61	11.13%
Total (2)	89.25	55.87	59.75%
Natural Gas Volume – Mcf per day:
United States	744,014	739,828	.57%
Canada	360,750	383,020	(5.81)%
Egypt	242,977	243,485	(.21)%
Australia	191,180	194,961	(1.94)%
North Sea	2,605	1,889	37.90%
Argentina	165,133	198,239	(16.70)%

Total (3)	1,706,659	1,761,422	(3.11)%

Average Natural Gas Price – Per Mcf:
United States	$8.36	$6.96	20.11%
Canada	7.56	6.44	17.39%
Egypt	5.20	4.06	28.08%
Australia	2.12	1.77	19.77%
North Sea	16.31	8.30	96.51%
Argentina	1.84	1.14	61.40%
Total (4)	6.42	5.22	22.99%
Natural Gas Liquids (NGL) – Barrels per day:
United States	7,240	7,195	.63%
Canada	2,235	2,232	.13%
Argentina	2,720	2,635	3.23%

Total	12,195	12,062	1.10%

Average NGL Price – Per barrel:
United States	$57.37	$35.02	63.82%
Canada	53.35	31.47	69.53%
Argentina	48.18	31.10	54.92%
Total	54.58	33.51	62.88%

(1)	Approximately 17 percent of first-quarter 2008 production was subject to financial derivative hedges, 14 percent in 2007.

(2)	Reflects per barrel reduction of $4.09 in first-quarter 2008 and a $.76 increase in 2007 from financial derivative hedging activities.

(3)	Approximately 18 percent of first-quarter 2008 production was subject to financial derivative hedges, 14 percent in 2007.

(4)	Reflects per Mcf increase of $.03 in first-quarter 2008 and $.07 in 2007 from financial derivative hedging activities.

Contributions to Oil and Natural Gas Revenues
     The following table presents each segment’s oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

	Oil Revenues		Gas Revenues
	For the Quarter Ended		For the Quarter Ended
	March 31,		March 31,
	2008	2007	2008	2007
United States	36%	32%	57%	56%
Canada	7%	8%	25%	27%

North America	43%	40%	82%	83%

Egypt	26%	27%	11%	11%
Australia	4%	6%	4%	4%
North Sea	24%	24%	–	–
Argentina	3%	3%	3%	2%

Total	100%	100%	100%	100%

First Quarter 2008 Compared to First Quarter 2007
     Crude Oil Revenues First-quarter crude oil revenues increased $960 million on a 60 percent increase in average realized price and a 13 percent increase in daily production.
     U.S. oil revenues were $390 million higher, driven by a 50 percent increase in realized crude oil prices and a 35 percent increase in daily production. Higher prices generated $272 million more of revenues when compared to the 2007 period. Hedging activity reduced 2008 revenues by $97 million compared to a $16 million gain in the comparable 2007 period. Production increases generated an additional $231 million in revenues, reflecting a 37 percent increase in Gulf Coast region production and a 31 percent increase in Central region production. Gulf Coast region production gains were associated with drilling and recompletion activity and production restored from hurricane damaged properties. Central region production was up on an active drilling program and additional volumes from Permian Basin properties acquired at the end of first-quarter 2007.
     Egypt’s crude oil revenues increased $249 million on a 73 percent increase in realized price and a four percent increase in daily crude oil production. Egypt’s 2008 price realizations, which were up $41.21 to $97.85 per barrel, added $224 million to revenues while production gains added the balance. Development drilling drove the production growth.
     North Sea oil revenues increased $241 million with a 70 percent higher realized price generating an additional $191 million of revenues. Oil price realizations averaged $95.83, up $39.48 per barrel. A combination of new wells and increased production efficiency resulting from topside facilities work increased production 10 percent, to 58,771 b/d, increasing revenues by $50 million.
     Canada’s revenues increased $55 million. Realized prices were up 74 percent, adding $68 million in revenue and daily production declined nine percent reducing revenue by $13 million. Canada’s oil prices averaged $93.21 per barrel, up from $53.62. The lower production resulted from natural decline in a number of fields.
     Australia’s oil revenues increased $14 million. Additional revenues of $38 million generated from a 52 percent increase in realized prices were partially offset by a 22 percent decline in daily production. Australia’s realized prices averaged $101.67 per barrel, the highest in the Company. Natural decline at Harriet, Stag, Legendre, Doric, Lee, West Cycad and Bambra fields reduced production. An additional interest acquired in the Legendre field in March of 2007, and liquids associated with Wonnich Deep gas well, lessened the impact of natural decline.
     Argentina’s crude oil revenues increased $11 million on a 13 percent increase in production and an 11 percent increase in realized price. The higher production was related to successful drilling, workover and recompletion activities.
     Natural Gas Revenues First-quarter natural gas revenues increased $171 million, with $192 million of additional revenues generated from a 23 percent increase in realized natural gas prices slightly reduced by a three percent decline in production. All core gas producing regions saw higher natural gas revenues.

     U.S. natural gas revenues increased $103 million. Higher realized prices added $101 million to 2008 revenues and production growth contributed another $9 million. Hedging gains were $3 million, $7 million less than first- quarter 2007. Natural gas prices averaged $8.36 per Mcf, up $1.40 from the comparable year-ago quarter. Central region daily production was up 10 percent on drilling and recompletion activities and incremental volumes from the Permian Basin properties acquired at the end of March 2007. Gulf Coast daily production was five percent lower on natural decline which more than offset gains from drilling and recompletion activities and production restored from hurricane damaged properties.
     Egypt contributed an additional $26 million to consolidated natural gas revenues primarily from a 28 percent increase in realized prices. Egypt’s price realizations were up $1.14 to $5.20 per Mcf.
     Canada’s natural gas revenues increased $26 million with a 17 percent increase in realized natural gas price contributing $39 million of additional revenues. Gas price realizations climbed $1.12 to $7.56 per Mcf. Natural gas production declined six percent, reducing revenues by $13 million. Lower production resulted from natural decline in numerous areas.
     Argentina’s natural gas revenues increased $7 million on a 61 percent increase in realized price, which generated an additional $12 million in revenues. Argentina’s price increased $.70 to $1.84 per Mcf. A 17 percent decline in production reduced revenues $5 million. The production decline was primarily caused by re-injection of gas in Tierra Del Fuego related to gas export and pipeline restrictions and by declines in new Neuquén Basin wells.
     Australia’s natural gas revenues were $6 million higher on a 20 percent price increase, offset slightly by a two percent decline in production. Australia’s price averaged $2.12, up $.35 per Mcf. Production was down on reduced customer demand.
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis or on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2008	2007	2008	2007
	(In millions)		(Per Boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment	$583	$497	$11.50	$10.29
Other assets	37	34	.73	.71
Asset retirement obligation accretion	27	24	.52	.50
Lease operating expenses	455	382	8.96	7.92
Gathering and transportation	41	31	.81	.65
Taxes other than income	243	110	4.78	2.28
General and administrative expenses	82	68	1.62	1.40
Financing costs, net	44	42	.87	.87

Total	$1,512	$1,188	$29.79	$24.62

First Quarter 2008 Compared to First Quarter 2007
     Depreciation, Depletion and Amortization (DD&A) The following table details the changes in DD&A of oil and gas properties for the first quarter of 2008.

For the Quarter
Ended
March 31, 2008
(In millions)
2007 DD&A	$497
Volume change	29
Rate change	57

2008 DD&A	$583

     Full-cost DD&A expense of $583 million increased $86 million on an absolute dollar basis; $57 million on rate and $29 million from higher volumes. The Company’s full-cost DD&A rate increased $1.21 to $11.50 per boe. The increase in rate reflects drilling and finding costs that continue to exceed our historical cost basis. The higher industry-wide costs, which also impact estimates of future development costs, are driven by increased demand for drilling services, a consequence of both higher oil and gas prices.

     Lease Operating Expenses (LOE) Our 2008 first-quarter LOE increased 19 percent on an absolute dollar basis, however, only 13 percent on a per unit basis as four percent production growth mitigated the impact of higher costs.
     Our  LOE rate increased $1.04 per boe as follows:
▪	Higher workover activity, primarily on Permian Basin oil properties acquired at the end of the first quarter of 2007, added $.45

▪	A weaker U.S. dollar added $.30 per boe. Over the past 12 months, the U.S. dollar weakened 16 percent against the Canadian and Australian dollars, and one percent against the British Pound.

▪	A non-cash charge to increase our OIL insurance early withdrawal penalty (incurred if the Company terminates its membership in OIL; an insurance mutual) added $.11 per boe.

▪	Stock-based compensation increased $.05 per boe on a 12 percent increase in stock price during the first quarter of 2008 compared to six percent increase in the comparative quarter of 2007.

▪	Last year included $.66 per boe of hurricane repair costs.

▪	The balance of the increase is related to higher operating costs in all regions, driven by rising commodity prices, the acquisition of higher cost oil properties in the U.S. Permian Basin and an additional interest in the higher cost Legendre oil field in Australia.
     Gathering and Transportation Gathering and transportation costs totaled $41 million in the first-quarter 2008, up $10 million. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended
	March 31,
	2008	2007
	(In millions)
U.S	$10	$9
Canada	18	11
North Sea	8	6
Egypt	4	4
Argentina	1	1

Total Gathering and Transportation	$41	$31

     The increase in Canada resulted primarily from the impact of higher transportation tariffs and foreign exchange rates. North Sea costs were up on increased volumes and higher transportation tariffs.
     Taxes other than Income Taxes other than income totaled $243 million, an increase of $133 million. A detail of these taxes follows:

	For the Quarter Ended
	March 31,
	2008	2007
	(In millions)
U.K. PRT	$165	$61
Severance taxes	47	29
Ad valorem taxes	22	13
Canadian taxes	4	5
Other	5	2

Total Taxes other than Income	$243	$110

     North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. U.K. PRT was $104 million more than the 2007 period on a 166 percent increase in net profits driven by higher production and prices. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina. The increase in severance taxes resulted from higher taxable revenues in the U.S. and Australia, consistent with the higher realized oil and natural gas prices. Ad valorem taxes are assessed on U.S. and Canadian properties. The $9 million increase resulted from higher taxable valuations associated with increases in oil and natural gas prices and the acquisition of Permian Basin properties late in the first quarter of 2007.
     General and Administrative Expenses General and administrative expenses (G&A) were $14 million higher. On a boe basis, G&A averaged $1.62, up $.22 per boe. Higher stock based compensation, driven by Apache’s stock price appreciation, and increases in employee incentive-based bonuses added $.17 to our 2008 rate. The balance of the increase in rate was related to additional fringe benefit costs, much of which came about because of the incentive plans, as well as higher insurance costs. Apache’s stock price increased 12 percent during the first quarter of 2008 compared to six percent in the comparative 2007 quarter.
     Provision for Income Taxes During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. There were no significant changes in statutory tax rates in the major jurisdictions in which the Company operates during the first quarter of 2008 or 2007.
     The provision for income taxes increased $333 million to $654 million, more than twice the prior-year taxes, as income before taxes doubled on significantly higher oil and gas production revenues. The effective income tax rate in the first quarter of 2008 was 39.0 percent compared to 39.5 percent in the first quarter of 2007. Apache recorded a $13 million reduction to tax expense related to foreign currency fluctuations during the first quarter of 2008 compared to $2 million of additional tax expense for the same 2007 period.
Capital Resources and Liquidity

Sources and Uses of Cash
     The following table presents the sources and uses of our cash and cash equivalents for the periods presented. The table presents capital expenditures on a cash basis; therefore, the amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document.

	For the Quarter Ended
	March 31,
	2008	2007
	(In millions)
Sources of Cash and Cash Equivalents:
Net Cash Provided by Operating Activities	$1,808	$1,064
Sales of property and equipment	193	6
Fixed-rate debt borrowings	–	1,494
Common stock issuances	9	6
Other	18	6

	2,028	2,576

Uses of Cash and Cash Equivalents:
Capital expenditures	1,247	1,205
Restricted cash	228	–
Acquisition U.S. Permian Basin properties	–	1,000
Net commercial paper and money market repayments	87	298
Payments of fixed-rate debt	–	3
Dividends	85	51
Cost of debt and equity transactions	–	13
Other	124	30

	1,771	2,600

Increase (decrease) in cash and cash equivalents	$257	$(24)

     Net Cash Provided by Operating Activities Apache’s net cash provided by operating activities for the first quarter of 2008 totaled $1.8 billion, up $745 million from the same period in 2007. For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

     Capital Expenditures Capital expenditures totaled $1.4 billion for the first three months of 2008, compared to $2.3 billion for the comparable period last year. Acquisition capital in the first-quarter 2007 exceeded $1 billion marking the difference between the two comparable periods. The following table presents a summary of the Company’s capital expenditures by country for the three months ended March 31, 2008 and 2007.

	For the Quarter Ended
	March 31,
	2008	2007
	(In thousands)
Exploration and Development:
United States	$427,361	$467,349
Canada	223,896	201,501
Egypt	187,185	145,062
Australia	229,516	75,496
North Sea	118,363	146,626
Argentina	63,248	56,210

	1,249,569	1,092,244
Acquisitions – Oil and Gas Properties	7,947	1,005,199
Asset Retirement Costs	85,072	74,821
Capitalized Interest	21,577	21,776
Gathering Transmission and Processing Facilities	76,304	96,428

Total Capital Expenditures	$1,440,469	$2,290,468

     Exploration and development (E&D) expenditures were up $157 million, or 14 percent, from the 2007 comparable quarter to $1.2 million. The U.S. accounted for 34 percent of total E&D activity in first-quarter 2008, down from 43 percent in the prior year’s comparable quarter. Expenditures in the U.S. were down $40 million on lower drilling activity and less investment in platforms and production facilities located in the Gulf of Mexico. Canada accounted for 18 percent of worldwide E&D expenditures for both periods presented. Canada’s E&D expenditures were up $22 million on increased drilling activity. Australia’s portion of 2008 activity jumped to 18 percent from seven percent because of an increase in drilling, relative to the 2007 period, and costs associated with several platform and production facility development projects we initiated in early 2008. Australia’s E&D expenditures totaled nearly $230 million, three-times 2007 spending. Egypt spent $42 million more in the 2008 quarter on higher levels of drilling activity. North Sea E&D expenditures were down $28 million on lower drilling activity.
     Dividends Common stock dividends paid during the first quarter of 2008 rose to $83 million, including a special cash dividend of 10 cents per common share paid on March 18, 2008. During the first quarter of 2008 and 2007, Apache paid $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.
Liquidity

	March 31,	December 31,
	2008	2007
Millions of dollars except as indicated
Cash	$383	$126
Restricted cash	$228	$—
Total debt	$4,140	$4,227
Shareholders’ equity	$16,080	$15,378
Available committed borrowing capacity	$2,186	$2,115
Floating-rate debt/total debt	3%	5%
Percent of total debt to capitalization	20%	22%
     Restricted Cash The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of March 31, 2008, the Company had approximately $228 million of property divestiture proceeds classified as restricted cash, and held in escrow to use in a like-kind exchange under Section 1031 of the U.S. federal tax code. The Company intends to use these funds to acquire noncurrent assets. Accordingly, the restricted cash is classified as long term on the balance sheet.

     Debt and Credit Facilities The Company’s March 31, 2008 debt-to-capitalization ratio was 20 percent, down from 22 percent at December 31, 2007.
     In February 2008 the Company requested amendments to its existing $1.5 billion U.S. five-year revolving credit facility to (a) extend the maturity date one year to May 28, 2013 and (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees. The Company also requested amendments to its $450 million U.S. credit facility, $150 million Australian credit facility and $150 million Canadian credit facility to (a) extend the maturity date one year to May 12, 2013, (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees, and (c) specific to the Australian credit facility, giving the Company the option of increasing the size of the facility up to a maximum amount of $400 million from the current limit of $300 million by adding commitments from new or existing lenders.
     Lenders approved the amendments removing certain restrictions on our Australian entities, including their ability to incur liens and issue guarantees as well as the amendment allowing the Company to increase the size of Australian credit facility to a maximum of $400 million. The lenders also extended the maturity date on all of the credit facilities except for $50 million of the $1.5 billion U.S. credit facility and $40 million of the $450 million U.S. credit facility. In April 2008, both U.S. amounts were extended and the Company increased the Australian credit facility by $50 million to $200 million, half the maximum amount.
     The Company has available a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates. As of March 31, 2008, Apache had $64 million of commercial paper outstanding. Our weighted-average interest rate for commercial paper was 3.91 percent and 5.36 percent for the first quarter of 2008 and 2007, respectively. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100 percent backstop. The Company had available borrowing capacity under our total credit facilities of approximately $2.2 billion at March 31, 2008.
     The Company was in compliance with the terms of all credit facilities as of March 31, 2008.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Apache historically only hedged long-term oil and gas prices related to a portion of its expected production associated with acquisitions; however, in 2006 and 2007, the Company’s Board of Directors authorized management to hedge a portion of production generated from the Company’s drilling program. Approximately 18 percent of our first-quarter 2008 natural gas and 17 percent of our crude oil production was subjected to financial derivative hedges. Hedges in place for the remainder of 2008 are expected to cover similar percentages of production.
     On March 31, 2008, the Company had open natural gas derivative hedges in a liability position with a fair value of $87 million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $68 million, while a 10 percent decrease in prices would increase the fair value by approximately $60 million. The Company also had open oil derivatives in a liability position with a fair value of $911 million. A 10 percent increase in oil prices would increase the liability by approximately $392 million, while a 10 percent decrease in prices would decrease the liability by approximately $379 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2008. See Note 2 — Hedging and Derivative Instruments of the Notes to consolidated financial statements in this quarterly report on Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.
Interest Rate Risk
     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 97 percent of the Company’s debt. At March 31, 2008, total debt included $128 million of floating-rate debt. As a result, Apache’s annual interest costs in 2008 will fluctuate based on short-term interest rates on what is presently approximately 3 percent of our total debt outstanding at March 31, 2008. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $0.2 million per quarter on March 31, 2008.

Foreign Currency Risk
     The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and the majority of the gas production is sold under fixed-price Australian dollar contracts. Approximately half of the costs incurred for Australian operations are paid in U.S. dollars. In Canada, the majority of oil and gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea production is sold under U.S. dollar contracts and the majority of costs incurred are paid in U.K. pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts and the majority of the costs incurred are denominated in U.S. dollars. Argentine revenues and expenditures are largely denominated in U.S. dollars, but converted into Argentine pesos at the time of payment. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds, Egyptian pounds and Argentine pesos are converted to U.S. dollar equivalents based on the average exchange rates during the period.
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
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (filed with the SEC on February 29, 2008) for a description of material legal proceedings.
ITEM 1A. RISK FACTORS
During the quarter ending March 31, 2008, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
Material Compensatory Arrangements
On May 7, 2008, the stock option plan committee of the board of directors (the “Committee”) approved two new compensatory arrangements pursuant to the Apache Corporation 2007 Omnibus Equity Compensation Plan (the “Omnibus Plan”).
2008 Share Appreciation Program
Pursuant to the Omnibus Plan, the Committee authorized and approved the 2008 Share Appreciation Program and estimated conditional grants of 2,773,000 shares of Company common stock to eligible participants under the 2008 Share Appreciation Program.
The primary purpose of the 2008 Share Appreciation Program, like the Company’s prior share appreciation plans, is to provide incentives to our employees to work toward significant increases in stockholder value. The conditional grants will vest upon attainment of an initial price threshold of $162 per share of Company common stock prior to year end 2010 and a final price threshold of $216 per share of Company common stock prior to year end 2012. The achievement of the $216 price threshold would represent approximately $36 billion of growth in market value for the currently outstanding shares of the Company’s common stock, since attainment of the prior stock appreciation plan price threshold in February 2008. If achieved, the conditional grants to our employees would have an estimated total value of approximately two percent of such projected growth in market capitalization. Consistent with prior share appreciation plans, more than 90 percent of the incentives under the 2008 Share Appreciation Program would be paid to non-executive employees.
There are three categories of employees eligible to receive grants under the 2008 Share Appreciation Program. The first category is comprised of all executive officers, key technical professionals and senior managers. The second category is comprised of mid-level managers, supervisors and key administrative professionals. The third category is comprised of entry level professionals, office administrative staff and field operators. For the $162 price threshold, the number of shares granted to an employee was determined by multiplying the recipient’s annual base salary by one times the recipient’s base salary for the first category, one-half times the recipient’s base salary for the second category, and one-fourth times the recipient’s base salary for the third category, and dividing the product by $162. For the $216 price threshold, the number of shares granted to an employee was determined by multiplying a recipient’s annual base salary by two times the recipient’s base salary for the first category, one times the recipient’s base salary for the second category, and one-half times the recipient’s base salary for the third category, and dividing the product by $216. The Committee, in its discretion, is authorized to reduce future conditional grants (to new employees, for example) to prorate benefits as it deems appropriate.
If a price threshold is reached for any ten trading days during any period of 30 consecutive trading days before the applicable threshold deadline, the shares (adjusted for required tax withholdings) will be paid out to recipients in five equal installments, with the first installment payable no later than 30 days after the expiration of such 10-day period. The remaining installments will be paid on the first, second, third, and fourth anniversaries of the attainment date.
A detailed description of the 2008 Share Appreciation Program is included as Exhibit 10.3 to this quarterly report on Form 10-Q and incorporated herein by reference.
Award of Restricted Stock Units to Chief Executive Officer
Pursuant to the Omnibus Plan, the Committee awarded G. Steven Farris, Apache’s president and chief executive officer, 250,000 restricted stock units on May 7, 2008. 50,000 of such restricted stock units will vest on July 1, 2009, and 50,000 will vest on the first business day of each of 2010, 2011, 2012 and 2013. Upon vesting, the Company will issue Mr. Farris one share of the Company’s common stock as settlement for each restricted stock unit. 30,000 of the shares vesting each year will be subject to the restriction that none of such 30,000 shares will be eligible for sale by Mr. Farris until such time as he retires as chief executive officer or otherwise terminates employment with the Company. The restricted stock unit agreement, dated May 8, 2008, is included as Exhibit 10.4 to this quarterly report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

*10.1	–
Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of February 18, 2008, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents.

*10.2	–
Form of Request for Approval of Extension of Maturity Date and Amendment, dated February 18, 2008, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto.

†*10.3	—	2008 Share Appreciation Program Specifications

†*10.4	—	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Apache Corporation and G. Steven Farris.

*12.1	–	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

†	Management contracts or compensatory plans or arrangements

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION
Dated: May 9, 2008	/s/ ROGER B. PLANK
Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: May 9, 2008	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

*10.1	-
Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of February 18, 2008, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents.

*10.2	-
Form of Request for Approval of Extension of Maturity Date and Amendment, dated February 18, 2008, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto.

†*10.3	—	2008 Share Appreciation Program Specifications

†*10.4	—	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Apache Corporation and G. Steven Farris.

*12.1	-	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1	-	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer.

*31.2	-	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer.

*32.1	-	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

†	Management contracts or compensatory plans or arrangements