Form 10-Q
period 2008-06-30
APACHE CORP
filed 2008-08-11
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
YES ☐       NO ☑

Number of shares of registrant’s common stock, outstanding as of June 30, 2008: 334,451,221

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$3,904,118	$2,444,031	$7,082,067	$4,467,098
Other	(3,927)	28,513	5,865	8,321

	3,900,191	2,472,544	7,087,932	4,475,419

OPERATING EXPENSES:
Depreciation, depletion and amortization	627,668	591,107	1,248,157	1,122,020
Asset retirement obligation accretion	25,679	24,134	52,176	48,198
Lease operating expenses	446,738	406,667	901,376	788,774
Gathering and transportation	39,767	34,435	80,743	65,698
Taxes other than income	298,548	143,791	541,126	253,761
General and administrative	78,872	70,798	161,295	138,660
Financing costs, net:	39,050	63,358	83,303	105,421

	1,556,322	1,334,290	3,068,176	2,522,532

INCOME BEFORE INCOME TAXES	2,343,869	1,138,254	4,019,756	1,952,887
Current income tax provision	702,106	297,058	1,189,906	483,580
Deferred income tax provision	196,534	207,658	363,108	342,820

NET INCOME	1,445,229	633,538	2,466,742	1,126,487
Preferred stock dividends	1,420	1,420	2,840	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,443,809	$632,118	$2,463,902	$1,123,647

NET INCOME PER COMMON SHARE:
Basic	$4.32	$1.91	$7.38	$3.39

Diluted	$4.28	$1.89	$7.32	$3.37

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,466,742	$1,126,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,248,157	1,122,020
Asset retirement obligation accretion	52,176	48,198
Provision for deferred income taxes	363,108	342,820
Other	34,250	19,956
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(332,836)	(18,774)
(Increase) decrease in drilling advances and other	(92,352)	(4,812)
(Increase) decrease in inventories	(1,720)	21,900
(Increase) decrease in deferred charges and other	(133,128)	(18,822)
Increase (decrease) in accounts payable	246,449	(45,686)
Increase (decrease) in accrued expenses	(84,237)	(88,565)
Increase (decrease) in deferred credits and noncurrent liabilities	(28,696)	(54,717)

Net cash provided by operating activities	3,737,913	2,450,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,543,077)	(2,205,671)
Acquisition of U.S. Permian Basin properties	—	(1,000,000)
Additions to gas gathering, transmission and processing facilities	(245,627)	(202,824)
Restricted cash	(94,357)	—
Proceeds from sale of oil and gas properties	299,937	11,149
Other, net	(25,438)	(96,392)

Net cash used in investing activities	(2,608,562)	(3,493,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and money market borrowings, net	(182,351)	(822,529)
Fixed-rate debt borrowings	—	1,991,753
Payments on fixed-rate debt	(353)	(3,000)
Dividends paid	(136,145)	(102,152)
Common stock activity	28,526	18,919
Treasury stock activity, net	3,416	10,476
Cost of debt and equity transactions	(964)	(16,145)
Other	41,139	14,529

Net cash provided by (used in) financing activities	(246,732)	1,091,851

NET INCREASE IN CASH AND CASH EQUIVALENTS	882,619	48,118

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	125,823	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,008,442	$188,642

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$90,316	$63,015
Income taxes paid, net of refunds	1,093,752	380,156
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,008,442	$125,823
Receivables, net of allowance	2,266,357	1,936,977
Inventories	468,346	461,211
Drilling advances	204,683	112,840
Derivative instruments	864	20,889
Prepaid assets and other	207,654	94,511

	4,156,346	2,752,251

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	37,105,506	34,645,710
Unproved properties and properties under development, not being amortized	1,666,650	1,439,726
Gas gathering, transmission and processing facilities	2,452,081	2,206,453
Other	432,939	416,149

	41,657,176	38,708,038
Less: Accumulated depreciation, depletion and amortization	(14,722,923)	(13,476,445)

	26,934,253	25,231,593

OTHER ASSETS:
Restricted cash	94,357	—
Goodwill, net	189,252	189,252
Deferred charges and other	502,951	461,555

	$31,877,159	$28,634,651

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$894,411	$617,937
Accrued operating expense	108,726	112,453
Accrued exploration and development	882,469	600,165
Accrued compensation and benefits	151,547	172,542
Accrued interest	78,175	78,187
Accrued income taxes	214,695	73,184
Current debt	133,792	215,074
Asset retirement obligation	340,812	309,777
Derivative instruments	1,014,122	286,226
United Kingdom Petroleum Revenue Tax	243,962	117,028
Other	61,592	82,443

	4,124,303	2,665,016

LONG-TERM DEBT	3,912,136	4,011,605

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	3,597,923	3,924,983
Asset retirement obligation	1,421,950	1,556,909
Derivative instruments	1,541,608	381,791
Other	764,770	716,368

	7,326,251	6,580,051

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized – Series B, 5.68% Cumulative, $100 million aggregate liquidation value, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 342,543,560 and 341,322,088 shares issued, respectively	214,090	213,326
Paid-in capital	4,420,133	4,367,149
Retained earnings	13,788,073	11,457,592
Treasury stock, at cost, 8,092,339 and 8,394,945 shares, respectively	(229,674)	(238,264)
Accumulated other comprehensive loss	(1,776,540)	(520,211)

	16,514,469	15,377,979

	$31,877,159	$28,634,651

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2006		$98,387	$212,365	$4,269,795	$8,898,577	$(256,739)	$(31,332)	$13,191,053
Comprehensive income (loss):
Net income	$1,126,487	—	—	—	1,126,487	—	—	1,126,487
Commodity hedges, net of income tax benefit of $70,660	(126,848)	—	—	—	—	—	(126,848)	(126,848)

Comprehensive income	$999,639

Dividends:
Preferred		—	—	—	(2,840)	—	—	(2,840)
Common ($.30 per share)		—	—	—	(99,419)	—	—	(99,419)
Common shares issued		—	492	26,908	—	—	—	27,400
Treasury shares issued, net		—	—	2,438	—	13,668	—	16,106
Compensation Expense		—	—	21,422	—	—	—	21,422
FIN 48 Adoption		—	—	—	(48,502)	—	—	(48,502)
Other		—	—	77	252	—	—	329

BALANCE AT JUNE 30, 2007		$98,387	$212,857	$4,320,640	$9,874,555	$(243,071)	$(158,180)	$14,105,188

BALANCE AT DECEMBER 31, 2007		$98,387	$213,326	$4,367,149	$11,457,592	$(238,264)	$(520,211)	$15,377,979
Comprehensive income (loss):
Net income	$2,466,742	—	—	—	2,466,742	—	—	2,466,742
Commodity hedges, net of income tax benefit of $667,072	(1,256,329)	—	—	—	—	—	(1,256,329)	(1,256,329)

Comprehensive income	$1,210,413

Dividends:
Preferred		—	—	—	(2,840)	—	—	(2,840)
Common ($.40 per share)		—	—	—	(133,435)	—	—	(133,435)
Common shares issued		—	764	34,858	—	—	—	35,622
Treasury shares issued, net		—	—	(270)	—	8,590	—	8,320
Compensation Expense		—	—	37,453	—	—	—	37,453
FIN 48		—	—	(19,142)	—	—	—	(19,142)
Other		—	—	85	14	—	—	99

BALANCE AT JUNE 30, 2008		$98,387	$214,090	$4,420,133	$13,788,073	$(229,674)	$(1,776,540)	$16,514,469

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
Reclassifications
     Certain prior-period amounts have been reclassified to conform with current year presentations.
1. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY
     Cash Flow Hedges We periodically use derivative instruments in connection with anticipated crude oil and natural gas sales to mitigate the variability of cash flows associated with commodity price fluctuations. While these instruments mitigate the cash flow risk of future reductions in commodity prices they may also curtail benefits from future increases in commodity prices. We account for derivative instruments and hedging activities in accordance with SFAS 133 and typically elect to designate our commodity derivatives instruments as cash flow hedges.
     As of June 30, 2008, we had entered into the following crude oil derivative instruments:

	Fixed-Price Swaps		Call Options		Collars
		Weighted		Weighted		Weighted	Weighted
Production		Average		Average		Average	Average
Period	Mbbls	Fixed Price(1)	Mbbls	Strike Price(1)	Mbbls	Floor Price	Ceiling Price(1)
2008	2,208	$69.21	—	$—	6,900	$65.51	$81.43
2009	368	67.95	—	—	9,321	63.39	80.14
2010	2,018	70.87	368	129.50	6,016	62.11	77.44
2011	3,285	71.16	1,095	134.17	4,377	65.83	84.41
2012	2,926	71.34	364	138.00	1,456	66.88	85.52
2013	1,086	71.34	—	—	—	—	—

(1)	Crude oil prices primarily represent a weighted average of NYMEX WTI Cushing Index prices on contracts entered into on a per barrel (Bbl) basis.
     As of June 30, 2008, we had entered into the following natural gas derivative instruments:

Put Options			Collars
		Weighted				Weighted	Weighted
Production	MMBtu	Average	Production	MMBtu	GJ	Average	Average
Period	(in 000’s)	Strike Price(1)	Period	(in 000’s)	(in 000’s)	Floor Price(1)	Ceiling Price(1)
2008	3,680	$8.75	2008	46,920	—	$7.27	$10.31
2009	—	—	2008	—	16,560	6.47	10.13
2010	—	—	2009	18,250	—	7.35	10.19
2011	—	—	2009	—	29,200	6.38	9.92
2012	—	—	2010	1,350	—	7.17	10.58

(1)	U.S. natural gas prices represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu) basis and are settled against a combination of indices, including NYMEX Henry Hub, Panhandle Eastern Pipe Line and Houston Ship Channel. The Canadian natural gas prices represent a weighted average of AECO Index prices. The Canadian gas collars are entered into on a per gigajoule (GJ) basis, are converted to U.S. dollars utilizing a June 30, 2008 exchange rate, and are settled against the AECO Index.

     Commodity Derivative Activity in Accumulated Other Comprehensive Income (Loss) (OCI) Based on market prices as of June 30, 2008, the Company’s net unrealized loss in OCI for commodity derivatives designated as cash flow hedges totaled $2.6 billion ($1.7 billion after tax). Gains and losses on the hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges, which will occur through mid-2013. A reconciliation of the components of accumulated OCI in the Statement of Consolidated Shareholders’ Equity related to Apache’s cash flow hedges is presented in the table below:

	Before tax	After tax
	(In millions)
Unrealized loss on derivatives at December 31, 2007	$(639)	$(412)
Realized amounts reclassified into earnings	314	203
Net change in derivative fair value	(2,237)	(1,459)

Unrealized loss on derivatives at June 30, 2008	$(2,562)	$(1,668)

     Receivables/Payables Related to Crude Oil and Natural Gas Derivative Instruments The assets and liabilities for derivative instruments, including $7 million related to recognition of unrealized derivatives that did not qualify for hedge accounting and hedge ineffectiveness are as follows:

	June 30,	December 30
	2008	2007
	(In millions)
Current asset	$1	$21
Long-term asset	—	7
Current liability	(1,014)	(286)
Long-term liability	$(1,542)	$(382)
2. DEBT
     Credit Facilities
     The Company’s June 30, 2008 debt-to-capitalization ratio was 20 percent, down from 22 percent at December 31, 2007.
     In February 2008, the Company requested amendments to its existing $1.5 billion U.S. five-year revolving credit facility to (a) extend the maturity date one year to May 28, 2013 and (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees. The Company also requested amendments to its $450 million U.S. credit facility, $150 million Australian credit facility and $150 million Canadian credit facility to (a) extend the maturity date one year to May 12, 2013, (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees, and (c) specific to the Australian credit facility, give the Company the option of increasing the size of the facility up to a maximum amount of $400 million from the current limit of $300 million by adding commitments from new or existing lenders.
     Lenders approved the amendments removing certain restrictions on our Australian entities, including their ability to incur liens and issue guarantees as well as the amendment allowing the Company to increase the size of Australian credit facility to a maximum of $400 million. In April 2008, the Company increased the Australian credit facility by $50 million to $200 million and as of April 30, lenders had extended the maturity dates on all of the credit facilities.

     Financing Costs, Net
     Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Interest expense	$66,328	$81,816	$135,635	$147,548
Amortization of deferred loan costs	829	852	1,680	1,546
Capitalized interest	(22,810)	(15,898)	(44,387)	(37,674)
Interest income	(5,297)	(3,412)	(9,625)	(5,999)

Financing costs, net	$39,050	$63,358	$83,303	$105,421

3. INCOME TAXES
     The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other infrequent or unusual items are recognized as discrete items in the quarter in which they occur.
     Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
     The Company is in Administrative Appeals with the United States Internal Revenue Service (IRS) regarding the 2002 through 2005 tax years and under IRS audit for the 2006 tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.
4. CAPITAL STOCK
Net Income per Common Share
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended June 30,
	2008			2007
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Income	Outstanding	Per Share	Income	Outstanding	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$1,443,809	334,208	$4.32	$632,118	331,812	$1.91

Effect of Dilutive Securities:
Stock options and other	—	3,468		—	2,094

Diluted:
Income attributable to common stock, including assumed conversions	$1,443,809	337,676	$4.28	$632,118	333,906	$1.89

	For the Six Months Ended June 30,
	2008			2007
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Income	Outstanding	Per Share	Income	Outstanding	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$2,463,902	333,801	$7.38	$1,123,647	331,514	$3.39

Effect of Dilutive Securities:
Stock options and other	—	3,001		—	2,081

Diluted:
Income attributable to common stock, including assumed conversions	$2,463,902	336,802	$7.32	$1,123,647	333,595	$3.37

     The diluted earnings per share calculation excluded 378,293 shares of common stock that were anti-dilutive at June 30, 2008. There were no anti-dilutive shares excluded from the diluted earnings per share calculation at June 30, 2007.
Common and Preferred Stock Dividends
     During the second quarter of 2008 and 2007, Apache paid $50 million in dividends on its common stock. For the six-month periods ended June 30, 2008 and 2007, the Company paid $133 million and $99 million, respectively. Dividends paid during the 2008 six-month period included a special cash dividend of 10 cents per common share, paid March 18, 2008. In addition, for the three-month and six-month periods ended June 30, 2008 and 2007, Apache paid a total of $1.4 million and $2.8 million, respectively, in dividends on its Series B Preferred Stock.
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
     On June 14, 2007, Apache’s share price exceeded the interim threshold for the required 10-day period. As such, Apache will issue approximately one million shares of its common stock, after minimum tax withholding requirements, in four equal annual installments. The first and second installments have already been issued. Subsequent installments will be issued in 2009 and 2010 to eligible employees remaining with the Company during that period.
     On February 29, 2008, Apache’s share price exceeded the second threshold for the required 10-day period. As such, Apache will issue approximately two million shares of its common stock, after minimum tax withholding requirements, in four equal annual installments. The first installment was issued in March 2008. Subsequent installments will be issued in 2009, 2010 and 2011 to eligible employees remaining with the Company during that period.
     2008 Share Appreciation Program On May 7, 2008, the Stock Option Plan Committee of the Company’s board of directors, pursuant to the Apache Corporation 2007 Omnibus Equity Compensation Plan, approved the 2008 Share Appreciation Program (the “Program”) that provides incentives for employees to double Apache’s share price to $216 by the end of 2012, with an interim goal of $162 to be achieved by the end of 2010. To achieve the payout, the Company’s stock price must close at or above the stated threshold for 10 out of any 30 consecutive trading days before the end of the stated period. Under the Program, if the first threshold is achieved, approximately 1.1 million shares would be awarded at an intrinsic cost of $180 million. Achieving the second threshold would result in awards of approximately 1.7 million shares at an intrinsic cost of $359 million. Shares issued to employees would be reduced by the required minimum tax withholding. Awards under the Program are payable in five equal annual installments, beginning on a date not more than 30 days after a threshold is attained for the required measurement period and on the four succeeding anniversaries of the attainment date. Over 90 percent of the value will go to non-executive employees.

     Current accounting practices dictate that, regardless of whether these thresholds are ultimately achieved, the Company will recognize, over time, the fair value cost determined at the grant date based on numerous assumptions, including an estimate of the likelihood that Apache’s stock price will achieve these thresholds and the expected forfeiture rate. As a result, the Company will recognize expense and capitalized costs of approximately $193 million over the expected service life of the Program.
     The weighted average fair value, based on a Monte Carlo Simulation Model, was $84.32 per share, determined by using expected volatility of 27.35 percent, an expected dividend yield of 0.52 percent, and a risk free interest rate of 3.03 percent.
     On May 7, 2008, the Stock Option Plan Committee of Apache’s Board of Directors awarded its Chief Executive Officer 250,000 restricted stock units, 50,000 of which will vest on July 1, 2009. The remaining 200,000 shares will vest ratably on the first business day of the years 2010, 2011, 2012 and 2013. Upon vesting, the Company will issue one share of the Company’s common stock as settlement for each restricted stock unit. Thirty thousand of the shares vesting each year will not be eligible for sale by the executive until such time as he retires or otherwise terminates employment with the Company. The restricted stock unit agreement, dated May 8, 2008, is included as an exhibit to this quarterly report on Form 10-Q and incorporated herein by reference.

5. BUSINESS SEGMENT INFORMATION
     Apache has producing operations in six countries: the United States (Gulf Coast and Central regions), Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea, and Argentina. Early in the second quarter of 2008, we finalized contracts for two exploration blocks in Chile. Financial information by country is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
				(In thousands)
For the Quarter Ended June 30, 2008

Oil and Gas Production Revenues	$1,665,167	$516,058	$878,418	$127,499	$628,428	$88,548	$—	$3,904,118

Operating Income (1)	$1,069,688	$295,585	$731,592	$69,182	$287,706	$11,965	$—	$2,465,718

Other Income (Expense):
Other								(3,927)
General and administrative								(78,872)
Financing costs, net								(39,050)

Income Before Income Taxes								$2,343,869

For the Six Months Ended June 30, 2008

Oil and Gas Production Revenues	$3,034,635	$922,320	$1,550,316	$251,598	$1,144,804	$178,394	$—	$7,082,067

Operating Income (1)	$1,852,807	$476,309	$1,264,220	$114,101	$519,535	$31,517	$—	$4,258,489

Other Income (Expense):
Other								5,865
General and administrative								(161,295)
Financing costs, net								(83,303)

Income Before Income Taxes								$4,019,756

Total Assets	$13,191,709	$7,542,245	$4,258,260	$2,308,963	$2,816,537	$1,745,382	$14,063	$31,877,159

For the Quarter Ended June 30, 2007

Oil and Gas Production Revenues	$1,060,972	$358,543	$469,635	$141,620	$336,899	$76,362	$—	$2,444,031

Operating Income (1)	$521,001	$152,307	$349,040	$59,859	$151,014	$10,676	$—	$1,243,897

Other Income (Expense):
Other								28,513
General and administrative								(70,798)
Financing costs, net								(63,358)

Income Before Income Taxes								$1,138,254

For the Six Months Ended June 30, 2007

Oil and Gas Production Revenues	$1,922,289	$678,713	$866,242	$245,804	$610,507	$143,543	$—	$4,467,098

Operating Income (1)	$894,557	$280,613	$622,949	$102,583	$266,762	$21,183	$—	$2,188,647

Other Income (Expense):
Other								8,321
General and administrative								(138,660)
Financing costs, net								(105,421)

Income Before Income Taxes								$1,952,887

Total Assets	$11,942,642	$7,026,501	$2,879,714	$1,522,149	$2,038,736	$1,511,457	$10,732	$26,931,931

1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income.

6. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six months ended June 30, 2008:

2008
(In thousands)
Asset retirement obligation at December 31, 2007	$1,866,686
Liabilities incurred	171,509
Liabilities settled	(327,609)
Accretion expense	52,176
Revisions in estimated liabilities	—

Asset retirement obligation at June 30, 2008	$1,762,762

Current portion	$340,812
Long-term portion	1,421,950
     The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. To determine the current present value of this obligation, some key assumptions the Company must make include the ultimate productive life of the properties, a risk adjusted discount rate, and an inflation factor. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.
     Liabilities settled primarily relate to individual properties plugged and abandoned during the period. Most of the current year abandonment activity was in the Gulf of Mexico, a portion of which relates to the continued abandonment of platforms lost in 2005 during Hurricanes Katrina and Rita.
7. COMMITMENTS AND CONTINGENCIES
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
     Australia Gas Pipeline Force Majeure As more fully described in Item 2 of this quarterly report on Form 10-Q, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas to customers under various long-term contracts. The subsidiaries and their joint venture participants have declared force majeure under those contracts. Although no litigation has been filed, two customers have threatened to file suit challenging the declaration of force majeure under their contracts. Contract prices under their contracts are significantly below current spot prices for natural gas in Australia. Exposure related to such threatened lawsuits is not currently determinable. Company subsidiaries intend to vigorously defend against any such lawsuits.
     Other Matters The Company is involved in other litigation and is subject to government and regulatory controls in the normal course of business. The Company has an accrued liability of approximately $12 million for other legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. It is management’s opinion that the loss for any such other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations.
Environmental Matters
     As of June 30, 2008, the Company had an undiscounted reserve for environmental remediation of approximately $27 million. The Company is not aware of any environmental claims existing as of June 30, 2008, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Other Commitments
     In January 2008, Apache, BP plc and Chevron Corporation entered into a contract with Wild Well Control, Inc, to decommission certain downed platforms and related well facilities located offshore Louisiana in the Gulf of Mexico for a fixed fee of $750 million. Apache’s portion is 37.5 percent, or $281 million, which is included as part of the Company’s accrued asset retirement obligation. We have spent $33 million of the $281 million as of June 30, 2008.
8. FAIR VALUE
Fair Value Measurements
     The Company adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2008. SFAS No. 157 defines fair value, and establishes disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheet. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.
     To better quantify fair value, SFAS No. 157 establishes a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs which are significant and unobservable, and have the lowest priority.

     The following table presents the Company’s material assets and liabilities measured at fair value for each hierarchy level as of June 30, 2008.

	As of June 30, 2008
		Fair Value Measurements Using
		Quoted Prices		Significant
		in Active	Significant	Unobservable
	Total Fair	Markets	Other Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Crude Oil and Natural Gas Options	$864	$—	$864	$—

Liabilities:
Oil and Gas Collars	$1,829,132	$—	$1,829,132	$—
Fixed-Price Oil Swaps	726,598	—	726,598	—
     Derivative instruments are valued using forward commodity price curves provided by reputable third-party brokers. The fair value of derivative instruments are not actively quoted in the open market, and are valued using Level 2 inputs.
9. RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
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
     Also in December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, sometimes called a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the amounts of consolidated net income attributable to both the parent and the noncontrolling interest must be reported separately on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the provisions of SFAS No. 160 and assessing the impact, if any, it may have on the Company.
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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,623,565	$—	$—	$—	$2,301,447	$(20,894)	$3,904,118
Equity in net income (loss) of affiliates	782,543	6,742	14,166	92,918	(55,375)	(840,994)	—
Other	9,889	—	(7,459)	14,657	(20,091)	(923)	(3,927)

	2,415,997	6,742	6,707	107,575	2,225,981	(862,811)	3,900,191

OPERATING EXPENSES:
Depreciation, depletion and amortization	299,879	—	—	—	327,789	—	627,668
Asset retirement obligation accretion	16,931	—	—	—	8,748	—	25,679
Lease operating expenses	202,001	—	—	—	244,737	—	446,738
Gathering and transportation costs	10,849	—	—	—	49,812	(20,894)	39,767
Taxes other than income	61,617	—	—	—	236,931	—	298,548
General and administrative	65,829	—	—	—	13,966	(923)	78,872
Financing costs, net	32,629	—	4,498	14,113	(12,190)	—	39,050

	689,735	—	4,498	14,113	869,793	(21,817)	1,556,322

INCOME (LOSS) BEFORE INCOME TAXES	1,726,262	6,742	2,209	93,462	1,356,188	(840,994)	2,343,869
Provision (benefit) for income taxes	281,033	—	(4,533)	48,495	573,645	—	898,640

NET INCOME	1,445,229	6,742	6,742	44,967	782,543	(840,994)	1,445,229
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,443,809	$6,742	$6,742	$44,967	$782,543	$(840,994)	$1,443,809

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,052,514	$—	$—	$—	$1,420,049	$(28,532)	$2,444,031
Equity in net income (loss) of affiliates	290,281	2,263	5,184	(2,738)	(13,328)	(281,662)	—
Other	8,163	—	(66)	—	20,416	—	28,513

	1,350,958	2,263	5,118	(2,738)	1,427,137	(310,194)	2,472,544

OPERATING EXPENSES:
Depreciation, depletion and amortization	270,860	—	—	—	320,247	—	591,107
Asset retirement obligation accretion	17,542	—	—	—	6,592	—	24,134
Lease operating expenses	198,360	—	—	—	236,839	(28,532)	406,667
Gathering and transportation costs	14,273	—	—	—	20,162	—	34,435
Taxes other than income	45,272	—	—	—	98,519	—	143,791
General and administrative	61,059	—	—	—	9,739	—	70,798
Financing costs, net	53,203	—	4,513	14,112	(8,470)	—	63,358

	660,569	—	4,513	14,112	683,628	(28,532)	1,334,290

INCOME (LOSS) BEFORE INCOME TAXES	690,389	2,263	605	(16,850)	743,509	(281,662)	1,138,254
Provision (benefit) for income taxes	56,851	—	(1,658)	(3,705)	453,228	—	504,716

NET INCOME	633,538	2,263	2,263	(13,145)	290,281	(281,662)	633,538
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$632,118	$2,263	$2,263	$(13,145)	$290,281	$(281,662)	$632,118

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$2,976,970	$—	$—	$—	$4,143,766	$(38,669)	$7,082,067
Equity in net income (loss) of affiliates	1,425,632	14,792	25,092	182,511	(57,866)	(1,590,161)	—
Other	9,855	—	(7,459)	29,314	(24,000)	(1,845)	5,865

	4,412,457	14,792	17,633	211,825	4,061,900	(1,630,675)	7,087,932

OPERATING EXPENSES:
Depreciation, depletion and amortization	588,395	—	—	—	659,762	—	1,248,157
Asset retirement obligation accretion	34,708	—	—	—	17,468	—	52,176
Lease operating expenses	415,326	—	—	—	486,050	—	901,376
Gathering and transportation costs	20,976	—	—	—	98,436	(38,669)	80,743
Taxes other than income	115,826	—	—	—	425,300	—	541,126
General and administrative	132,712	—	—	—	30,428	(1,845)	161,295
Financing costs, net	70,102	—	8,995	28,226	(24,020)	—	83,303

	1,378,045	—	8,995	28,226	1,693,424	(40,514)	3,068,176

INCOME (LOSS) BEFORE INCOME TAXES	3,034,412	14,792	8,638	183,599	2,368,476	(1,590,161)	4,019,756
Provision (benefit) for income taxes	567,670	—	(6,154)	48,654	942,844	—	1,553,014

NET INCOME	2,466,742	14,792	14,792	134,945	1,425,632	(1,590,161)	2,466,742
Preferred stock dividends	2,840	—	—	—	—	—	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$2,463,902	$14,792	$14,792	$134,945	$1,425,632	$(1,590,161)	$2,463,902

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,890,062	$—	$—	$—	$2,651,783	$(74,747)	$4,467,098
Equity in net income (loss) of affiliates	586,854	6,743	13,014	35,272	(26,239)	(615,644)	—
Other	14,003	—	(66)	—	(5,616)	—	8,321

	2,490,919	6,743	12,948	35,272	2,619,928	(690,391)	4,475,419

OPERATING EXPENSES:
Depreciation, depletion and amortization	497,752	—	—	—	624,268	—	1,122,020
Asset retirement obligation accretion	35,180	—	—	—	13,018	—	48,198
Lease operating expenses	392,191	—	—	—	471,330	(74,747)	788,774
Gathering and transportation costs	26,500	—	—	—	39,198	—	65,698
Taxes other than income	82,185	—	—	—	171,576	—	253,761
General and administrative	113,388	—	—	—	25,272	—	138,660
Financing costs, net	87,575	—	9,026	28,224	(19,404)	—	105,421

	1,234,771	—	9,026	28,224	1,325,258	(74,747)	2,522,532

INCOME (LOSS) BEFORE INCOME TAXES	1,256,148	6,743	3,922	7,048	1,294,670	(615,644)	1,952,887
Provision (benefit) for income taxes	129,661	—	(2,821)	(8,256)	707,816	—	826,400

NET INCOME	1,126,487	6,743	6,743	15,304	586,854	(615,644)	1,126,487
Preferred stock dividends	2,840	—	—	—	—	—	2,840

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,123,647	$6,743	$6,743	$15,304	$586,854	$(615,644)	$1,123,647

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
				(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,168,611	$—	$(3,194)	$(22,652)	$2,595,148	$—	$3,737,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(765,114)	—	—	—	(1,777,963)	—	(2,543,077)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(245,627)	—	(245,627)
Restricted cash	(94,357)	—	—	—	—	—	(94,357)
Proceeds from sale of oil & gas properties	198,842	—	—	—	101,095	—	299,937
Investment in subsidiaries, net	(175,241)	(5,974)	—	—	(23,974)	205,189	—
Other, net	(11,242)	—	—	—	(14,196)	—	(25,438)

NET CASH USED IN INVESTING ACTIVITIES	(847,112)	(5,974)	—	—	(1,960,665)	205,189	(2,608,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and money market borrowings, net	(140,670)	—	(2,781)	(2,091)	90,189	(126,998)	(182,351)
Payments on fixed-rate debt	—	—	—	—	(353)	—	(353)
Dividends paid	(136,145)	—	—	—	—	—	(136,145)
Common stock activity	28,526	5,974	5,974	22,993	43,250	(78,191)	28,526
Treasury stock activity, net	3,416	—	—	—	—	—	3,416
Cost of debt and equity transactions	(964)	—	—	—	—	—	(964)
Other	41,139	—	—	—	—	—	41,139

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(204,698)	5,974	3,193	20,902	133,086	(205,189)	(246,732)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116,801	—	(1)	(1,750)	767,569	—	882,619

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,626	—	1	1,751	120,445	—	125,823

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,427	$—	$—	$1	$888,014	$—	$1,008,442

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
				(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,994,465	$—	$(8,353)	$(1,020,725)	$1,484,618	$—	$2,450,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,025,001)	—	—	—	(1,180,670)	—	(2,205,671)
Acquisition of U.S. Permian Basin properties	(1,000,000)	—	—	—	—	—	(1,000,000)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(202,824)	—	(202,824)
Proceeds from sale of oil & gas properties	4,641	—	—	—	6,508	—	11,149
Investment in subsidiaries, net	(1,037,929)	(9,025)	—	—	(1,029,349)	2,076,303	—
Other, net	(17,329)	—	—	—	(79,063)	—	(96,392)

NET CASH USED IN INVESTING ACTIVITIES	(3,075,618)	(9,025)	—	—	(2,485,398)	2,076,303	(3,493,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and money market borrowings, net	(833,700)	—	(795)	(2,819)	31,601	(16,816)	(822,529)
Fixed-rate debt borrowings	1,991,595	—	124	34	—	—	1,991,753
Payments on fixed-rate debt	—	—	—		(3,000)	—	(3,000)
Dividends paid	(102,152)	—	—	—	—	—	(102,152)
Common stock activity	18,919	9,025	9,025	1,023,510	1,017,927	(2,059,487)	18,919
Treasury stock activity, net	10,476	—	—	—	—	—	10,476
Cost of debt and equity transactions	(16,145)	—	—	—	—	—	(16,145)
Other	14,529	—	—	—	—	—	14,529

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,083,522	9,025	8,354	1,020,725	1,046,528	(2,076,303)	1,091,851

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,369	—	1	—	45,748	—	48,118

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,148	—	—	1	136,375	—	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,517	$—	$1	$1	$182,123	$—	$188,642

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,427	$—	$—	$1	$887,914	$—	$1,008,342
Receivables, net of allowance	1,054,517	—	—	1,222	1,210,618	—	2,266,357
Inventories	27,481	—	—	—	440,865	—	468,346
Drilling advances and others	210,063	—	—	—	203,138	—	413,201
Short-term investments	—	—	—	—	100	—	100

	1,412,488	—	—	1,223	2,742,635	—	4,156,346

PROPERTY AND EQUIPMENT, NET	12,382,821	—	—	—	14,551,432	—	26,934,253

OTHER ASSETS:
InterCompany receivable, net	1,212,843	—	(169,035)	(251,139)	(792,669)	—	—
Restricted cash	94,357	—	—	—	—	—	94,357
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	11,859,854	521,993	742,610	2,321,079	(174,608)	(15,270,928)	—
Deferred charges and other	227,339	—	—	1,003,510	272,102	(1,000,000)	502,951

	$27,189,702	$521,993	$573,575	$3,074,673	$16,788,144	$(16,270,928)	$31,877,159

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$—	$—	$99,933	$—	$33,859	$—	$133,792
Accounts payable	611,850	—	—	—	282,561	—	894,411
Other accrued expenses	1,918,228	—	(16,360)	46,633	1,147,599	—	3,096,100

	2,530,078	—	83,573	46,633	1,464,019	—	4,124,303

LONG-TERM DEBT	3,264,205	—	—	647,033	898	—	3,912,136

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,179,601	—	(39,374)	4,653	2,453,043	—	3,597,923
Advances from gas purchasers	1,507	—	—	—	—	—	1,507
Asset retirement obligation	822,465	—	—	—	599,485	—	1,421,950
Derivative instruments	1,381,341	—	7,383	—	152,884	—	1,541,608
Other	1,496,036	—	—	9,266	257,961	(1,000,000)	763,263

	4,880,950	—	(31,991)	13,919	3,463,373	(1,000,000)	7,326,251

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	16,514,469	521,993	521,993	2,367,088	11,859,854	(15,270,928)	16,514,469

	$27,189,702	$521,993	$573,575	$3,074,673	$16,788,144	$(16,270,928)	$31,877,159

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

					All Other
			Apache		Subsidiaries
	Apache	Apache	Finance	Apache	of Apache	Reclassifications
	Corporation	North America	Australia	Finance Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,626	$—	$1	$1,751	$120,445	$—	$125,823
Receivables, net of allowance	883,022	—	—	—	1,053,955	—	1,936,977
Inventories	25,445	—	—	—	435,766	—	461,211
Drilling advances and others	140,335	—	—	—	87,905	—	228,240

	1,052,428	—	1	1,751	1,698,071	—	2,752,251

PROPERTY AND EQUIPMENT, NET	11,858,362	—	—	—	13,373,231	—	25,231,593

OTHER ASSETS:
InterCompany receivable, net	1,080,893	—	(170,000)	(253,268)	(657,625)	—	—
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	10,512,679	451,161	670,908	2,137,603	(168,977)	(13,603,374)	—
Deferred charges and other	211,399	—	—	1,003,668	246,488	(1,000,000)	461,555

	$24,715,761	$451,161	$500,909	$2,889,754	$14,680,440	$(14,603,374)	$28,634,651

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$414,733	$—	$—	$—	$203,204	$—	$617,937
Other accrued expenses	1,170,670	—	(12,994)	39,438	634,891	—	1,832,005
Current debt	139,100	—	—	—	75,974	—	215,074

	1,724,503	—	(12,994)	39,438	914,069	—	2,665,016

LONG-TERM DEBT	3,263,820	—	99,890	646,996	899	—	4,011,605

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,582,346	—	(37,148)	5,630	2,374,155	—	3,924,983
Advances from gas purchasers	12,004	—	—	—		—	12,004
Asset retirement obligation	962,287	—	—	—	594,622	—	1,556,909
Derivative instruments	346,408	—	—	—	35,383	—	381,791
Other	1,446,414	—	—	9,317	248,633	(1,000,000)	704,364

	4,349,459	—	(37,148)	14,947	3,252,793	(1,000,000)	6,580,051

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	15,377,979	451,161	451,161	2,188,373	10,512,679	(13,603,374)	15,377,979

	$24,715,761	$451,161	$500,909	$2,889,754	$14,680,440	$(14,603,374)	$28,634,651

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
     Second quarter and first half 2008 earnings were our best quarterly and six months earnings on record. Crude oil and natural gas prices soared during the quarter, with crude oil prices reaching unprecedented levels.
Second Quarter 2008 compared to Second Quarter 2007
     Apache earned a record $1.44 billion, or $4.28 per diluted common share, in the second quarter of 2008, more than double the $632 million ($1.89 per share) earned in the same quarter of 2007. Cash flow from operating activities totaled $1.9 billion, compared to $1.4 billion last year, an increase of 39 percent. The 2007 second-quarter effective tax rate and earnings were impacted by a $68 million non-cash deferred tax expense charge, related to the weakening U.S. dollar, and a $17 million Canadian tax rate reduction benefit. A similar charge in the second quarter of 2008 had negligible impact on the quarter’s effective tax rate and earnings.
     Record quarterly oil and gas price realizations and higher crude oil production generated a quarterly record $3.9 billion of oil and gas production revenues, 60 percent higher than the 2007 comparable quarter. Crude oil realizations averaged $110.32 a barrel, 72 percent above 2007 second-quarter prices, while natural gas realizations averaged $8.09 per thousand cubic feet (Mcf), up 47 percent. Even though historically high commodity prices continue to increase industry demand and competition for services, thereby pressuring costs, this quarter’s pre-tax margin was the best in our history, more than twice the 2007 quarter. For a more detailed discussion of our revenue and cost components, please refer to Results of Operations in this Item 2.

Pre-tax Margins
	For the Quarter Ended June 30,
	2008	2007
	(In thousands, except margin)
Income before Income Taxes	$2,343,869	$1,138,254
Barrels of oil equivalent produced	50,196	52,068
Margin per boe produced	$46.69	$21.86
Year-to-Date 2008 compared to Year-to-Date 2007
     Apache earned a record $2.5 billion, or $7.32 per diluted common share, for the six-month period ending June 30, 2008, more than double the $1.1 billion ($3.37 per share) earned in the same period last year. The 2008 six-month period earnings are equal to 88 percent of 2007 full-year earnings. Cash flow from operating activities totaled $3.7 billion for the six-month period, compared to $2.5 billion last year, an increase of 53 percent. The 2007 period effective tax rate and earnings were impacted by a $71 million non-cash deferred tax expense charge, related to the weakening U.S. dollar, and the $17 million benefit discussed above. The 2008 period saw a small benefit from currency fluctuations.
     Higher oil and gas prices and rising oil production combined to generate $7.1 billion of oil and gas production revenues, up 59 percent compared to the 2007 six-month period. Crude oil realizations averaged $99.76 a barrel, 66 percent above 2007 year-to-date prices, while natural gas realizations averaged $7.25 per Mcf, up 35 percent. Apache’s pre-tax margin for the period was double the 2007 period margins. For a more detailed discussion of our revenue and cost components, please refer to Results of Operations in this Item 2.

Pre-tax Margins
	For the Six Months Ended
	June 30,
	2008	2007
	(In thousands, except margin)
Income before Income Taxes	$4,019,756	$1,952,887
Barrels of oil equivalent produced	100,940	100,335
Margin per boe produced	$39.82	$19.46
Second Quarter 2008 Operating Highlights
U.S. Central
▪	Thirteen production wells were drilled in the Permian Basin on properties acquired at the end of the first quarter of 2007 with initial production rates substantially exceeding pre-drill estimates, owing largely to completion techniques developed through Apache’s experience elsewhere in the Permian Basin. Oil production on the acquired properties has increased 18 percent since Apache took ownership.
▪	Production in the Stiles Ranch area of the Texas Panhandle increased to more than 70 million cubic feet per day (MMcf/d) (41.5 MMcf/d net to Apache) during the second quarter. We ended the quarter with eight drilling rigs operating in the area.
U.S. Gulf Coast
▪	In June 2008, we made a key discovery at the Geauxpher prospect located on Garden Banks Block 462 in deepwater Gulf of Mexico. Mariner Energy, Inc. is the designated operator of the block with a 60 percent working interest. Apache generated the prospect and has 40 percent working interest. A delineation well has been drilled with positive results. Additional potential on the block is recognized which will require additional drilling. We expect the initial discovery to be online around year-end.
▪	At Ewing Banks 826, we completed four wells during the first half of 2008 that increased production to 4,800 barrels per day (b/d), up from 700 b/d at the beginning of the year. We own a 100 percent working interest in the field.
▪	In south Louisiana, redevelopment of the shallow 2,700 foot reservoir in Golden Meadow Field in LaFourche Parish has resulted in completion of six horizontal wells which are producing an aggregate 1,500 b/d. A seventh well is being completed and an eighth well is being drilled. Apache operates this field with a 100 percent working interest.
Canada
▪	On April 2, 2008, the Company announced that it had completed the sale of non-strategic Canadian properties for $112 million, subject to normal post-closing adjustments.
▪	On April 8, 2008, Apache announced that three successful horizontal wells drilled in the Ootla shale-gas play in northeast British Columbia test-flowed at rates of 8.8 MMcf, 6.1 MMcf, and 5.3 MMcf of gas per day. Apache has a 50 percent interest and operates approximately one-half of its 400,000 gross acreage position in the play. Apache’s 50 percent working interest partner, Encana Corporation, also announced that two wells it drilled during the second quarter each produced at an average flow rate of 5 MMcf/d during the first 30 days of production.
Egypt
▪	Following the close of the quarter, Apache announced on July 30, 2008 that the Heqet-2 well in the Greater Khalda area in Egypt’s Western Desert tested 2,100 b/d from the Jurassic Safa formation at a depth of 14,700 feet. We also announced that the Umbarka-174 well tested 4,300 b/d in the main AEB field in the north central portion of the Greater Khalda area.

▪	Salam gas plant processing facilities three and four are expected to commence production in the fourth quarter of 2008. This expansion is forecasted to add additional net production of 100 MMcf/d and 5,000 b/d by the end of the year.
Australia
▪	On April 8, 2008 we announced the Julimar Southeast-1 discovery which logged 195 feet of net pay across five intervals of the Triassic Mungaroo sandstone. On May 1, we announced the Julimar Northwest-1 discovery which logged 43 feet of net pay in the J-17 Triassic Mungaroo sandstone. We have now drilled six discoveries in the complex. We plan to complete our appraisal program later this year while simultaneously pursuing a development strategy. Apache owns a 65 percent interest in and operates the Julimar-Brunello complex.
▪	On April 8, 2008, we announced the Halyard-1 discovery on Australia’s WA-13-L block, which test-flowed 68 MMcf/d. We are considering running a subsea gathering line from Halyard to an existing pipeline at our East Spar Field, 20 miles to the southeast, to transport the gas to Varanus Island for processing. Using our existing infrastructure would accelerate development of the field and first sales. Apache has a 55 percent interest in and operates the block. Apache obtained governmental approval for the Halyard Field development during the second quarter and we are working toward first production in 2010.
▪	On June 3, 2008, subsidiaries of the Company reported a gas pipeline explosion and fire at the Varanus Island gas processing and transportation hub offshore Western Australia, approximately 60 miles (100 km) from Karratha on Australia’s Northwest Shelf. All 153 people were safely evacuated following the onshore incident. The island’s operations, which account for approximately 195 million cubic feet (MMcf) of natural gas and 5,400 barrels of oil per day (net to Apache subsidiaries), have been interrupted. Subsidiaries of the Company are working to resume production as quickly as practicable in a safe and environmentally responsible manner. On August 5, 2008, partial production was reestablished from the John Brookes Field, with full production projected for September 2008. John Brookes accounted for approximately 60 percent and 25 percent of the island’s pre-incident natural gas and oil production, respectively. Production from the Harriet Field, which accounted for the remaining 40 percent and 75 percent of the island’s pre-incident natural gas and oil production, respectively, is currently projected to be restored by year-end 2008. The Harriet facilities are located adjacent to the pipeline explosion and will require significant repairs to restore production. Company subsidiaries operate the facilities and own a 68.5 percent interest in the Harriet Field and a 55 percent interest in the John Brookes natural gas field. Company subsidiaries maintain replacement cost insurance, subject to a deductible less than $7 million, with adequate limits to fully cover their share of the cost of restoring the Varanus Island facilities.
North Sea
▪	Five new wells drilled in the Forties Field this year added an aggregate of 8,900 b/d during the second quarter. We own a 97 percent working interest in the Forties Field.
▪	A strike at a refinery in Scotland caused all fields on the Forties Pipeline System to shut in production, including Apache’s Forties Field. Despite the impact of the strike and a maintenance turnaround, that together reduced oil production by 5,150 b/d in the second quarter, North Sea production averaged 56,600 b/d.
Argentina
▪	In the first half of 2008, we drilled 33 new wells with an 88 percent success rate. We currently have a total of eight rigs working, six in the Neuquén Basin and two in Tierra del Fuego.

Results of Operations
Revenues

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
Revenues (in thousands):
Oil	$2,606,904	67%	$1,473,621	60%	$4,726,624	67%	$2,633,550	59%
Natural gas	1,235,648	32%	922,736	38%	2,233,302	31%	1,749,497	39%
Natural gas liquids	61,566	1%	47,674	2%	122,141	2%	84,051	2%

Total	$3,904,118	100%	$2,444,031	100%	$7,082,067	100%	$4,467,098	100%

     Effect of cash flow hedges included in oil and gas revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)
Increase (decrease) in crude oil revenues	$(206)	$(6)	$(303)	$10
Increase (decrease) in natural gas revenues	(15)	(3)	(11)	7

Total increase (decrease) in oil and gas revenues	$(221)	$(9)	$(314)	$17

Percentage of oil and gas revenues	5%	—	4%	—

Production and Pricing
     The table below presents oil and gas production revenues, production and average prices realized from sales of natural gas, oil and natural gas liquids.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Oil Volume – Barrels per day:
United States	100,049	91,060	9.87%	100,364	82,901	21.06%
Canada	17,746	19,036	(6.78%)	17,547	19,034	(7.81%)
Egypt	64,886	59,890	8.34%	63,718	60,129	5.97%
Australia	8,367	16,071	(47.94%)	8,894	14,117	(37.00%)
North Sea	56,570	55,209	2.47%	57,670	54,445	5.92%
Argentina	12,067	11,282	6.96%	12,146	11,041	10.01%

Total (1)	259,685	252,548	2.83%	260,339	241,667	7.73%

Average Oil price – Per barrel:
United States	$97.64	$60.08	62.52%	$90.59	$58.21	55.63%
Canada	119.16	63.75	86.92%	106.33	58.71	81.11%
Egypt	126.20	68.65	83.83%	112.28	62.65	79.22%
Australia	133.79	74.96	78.48%	116.78	71.54	63.24%
North Sea	121.10	66.59	81.86%	108.23	61.57	75.78%
Argentina	50.12	45.78	9.48%	47.61	43.26	10.06%
Total (2)	110.32	64.12	72.05%	99.76	60.21	65.69%

Natural Gas Volume – Mcf per day:
United States	758,524	801,778	(5.39%)	751,269	770,974	(2.56%)
Canada	357,828	389,218	(8.06%)	359,289	386,136	(6.95%)
Egypt	233,793	234,466	(.29%)	238,385	238,951	(.24%)
Australia	129,531	196,249	(34.00%)	160,355	195,608	(18.02%)
North Sea	2,507	1,944	28.96%	2,556	1,917	33.33%
Argentina	197,284	216,187	(8.74%)	181,209	207,263	(12.57%)

Total (3)	1,679,467	1,839,842	(8.72%)	1,693,063	1,800,849	(5.99%)

Average Natural Gas price – Per Mcf:
United States	$10.62	$7.29	45.68%	$9.50	$7.13	33.24%
Canada	9.63	6.79	41.83%	8.59	6.62	29.76%
Egypt	6.26	4.48	39.73%	5.72	4.26	34.27%
Australia	2.17	1.79	21.23%	2.14	1.78	20.22%
North Sea	21.90	13.39	63.55%	19.05	10.90	74.77%
Argentina	1.39	1.02	36.27%	1.60	1.08	48.15%
Total (4)	8.09	5.51	46.82%	7.25	5.37	35.01%

Natural Gas Liquids (NGL)
Volume – Barrels per day:
United States	7,231	8,060	(10.29%)	7,236	7,631	(5.18%)
Canada	1,868	2,113	(11.59%)	2,052	2,172	(5.52%)
Argentina	2,905	2,816	3.16%	2,812	2,726	3.15%

Total	12,004	12,989	(7.58%)	12,100	12,529	(3.42%)

Average NGL Price – Per barrel:
United States	$65.27	$42.10	55.04%	$61.32	$38.78	58.12%
Canada	59.26	39.28	50.87%	56.05	35.29	58.83%
Argentina	32.31	36.06	(10.40%)	39.98	33.68	18.71%
Total	56.36	40.33	39.75%	55.46	37.06	49.65%

(1)	Approximately 18 percent of oil production was subject to financial derivative hedges for the second quarter and six-month period of 2008; 18 percent and 16 percent for the 2007 second quarter and six-month period, respectively.

(2)	Reflects a per barrel reduction of $8.72 and $6.40 for the 2008 second quarter and six-month period, respectively; a decrease of $.26 and an increase of $.22 for the 2007 second quarter and six-month period, respectively.

(3)	Approximately 20 percent and 19 percent of natural gas production was subject to financial derivative hedges for the second quarter and six-month period of 2008; 19 percent and 17 percent for the 2007 second quarter and six-month period, respectively.

(4)	Reflects a per Mcf reduction of $.10 and $.03 for the 2008 second quarter and six-month period, respectively; a decrease of $.02 for the 2007 second quarter and a $.02 increase for the 2007 six-month period.

Contributions to Oil and Natural Gas Revenues
     The following table presents each country’s oil revenues and gas revenues as a percentage of total oil revenues and gas revenues, respectively.

	Oil Revenues		Gas Revenues		Oil Revenues		Gas Revenues
	For the Quarter Ended		For the Quarter Ended		For the Six Months		For the Six Months
	June 30,		June 30,		Ended June 30,		Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
United States	34%	34%	59%	58%	35%	33%	58%	57%
Canada	7%	7%	26%	26%	7%	8%	25%	26%

North America	41%	41%	85%	84%	42%	41%	83%	83%

Egypt	29%	25%	11%	10%	28%	26%	11%	11%
Australia	4%	8%	2%	4%	4%	7%	3%	4%
North Sea	24%	23%	—	—	24%	23%	1%	—
Argentina	2%	3%	2%	2%	2%	3%	2%	2%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Second Quarter 2008 Compared to Second Quarter 2007
     Crude Oil Revenues Second-quarter crude oil revenues increased $1.13 billion on a 72 percent increase in average realized price and a three percent increase in daily production.
     U.S. oil revenues were $391 million higher, driven by a 63 percent increase in realized crude oil prices and a 10 percent increase in daily production. Gulf Coast region production increased 18 percent on drilling and recompletion activity and production restored from hurricane damaged properties after the second quarter of last year. Central region production was down one percent.
     Egyptian crude oil revenues increased $371 million, on an 84 percent increase in price realizations and an eight percent increase in production. Price realizations averaged $126.20 per barrel, up $68.65 from the 2007 comparable period. Net oil production in Egypt increased 4,996 barrels per day (b/d) as both rising commodity prices and increased gross production combined to more than offset the impact that higher commodity prices have on cost recovery volumes.
     North Sea crude oil revenues increased 86 percent, or $289 million from last year’s second quarter, with an 82 percent gain in pricing driving most of the increase. Production grew two percent over the prior year’s comparable quarter. Production added in the current quarter from a successful drilling program, was mitigated by scheduled maintenance at our Bravo-Charlie platform and a 48-hour union strike which shut down the Forties Pipeline System.
     Canadian oil revenues rose $82 million on an 87 percent increase in price realizations. Prices increased $55.41 to $119.16 per barrel. Production was down seven percent on natural decline, third-party downtime and property divestitures.
     Argentina’s crude oil revenues increased $8 million, split evenly between a seven percent increase in production and a nine percent increase in realized price. Higher production related to successful drilling, workover and recompletion activities.
     Australian crude oil revenues fell $8 million compared to the prior year second quarter with production 48 percent lower. Crude price realizations averaged a company best at $134 per barrel. The lower production was associated with natural decline in several fields and production shut-in caused by the Varanus Island pipeline explosion.
     Natural Gas Revenues Second-quarter natural gas revenues increased $313 million driven by a 47 percent increase in realized prices. Worldwide production was down nine percent. All core gas producing regions, with the exception of Australia, realized higher natural gas revenues.
     U.S. natural gas revenues increased $201 million. U.S. natural gas price realizations averaged $10.62, up $3.33 per Mcf. Gulf Coast daily production was eight percent lower on natural decline, which more than offset gains from drilling and recompletion activities and production restored from hurricane-damaged properties after the second quarter of 2007. Central region production remained relatively flat to the 2007 period.

     Egyptian gas revenues were $38 million higher than second-quarter 2007. Higher price realizations led to stronger revenues, with our average gas price rising 40 percent on flat production.
     Canadian gas revenues increased $73 million, or 30 percent, over the previous year’s second-quarter amount, led by stronger prices. Second-quarter natural gas realizations averaged $9.63 per Mcf, 42 percent higher than the prior year. Natural decline and property divestitures lowered production by eight percent.
     Argentina’s natural gas revenues increased $5 million on a 36 percent increase in realized price. Production declined nine percent primarily because of gas re-injection in Tierra del Fuego related to gas export and pipeline restrictions and natural decline.
     Second-quarter Australian gas revenues fell $6 million from prior year, with production down 34 percent. The production drop off was primarily caused by production shut-in caused by the Varanus Island pipeline explosion, but also reflects lower customer demand relative to the 2007 period. Prices averaged $2.17 per Mcf for the quarter, up from $1.79 in the 2007 comparable period.
Year-to-Date 2008 Compared to Year-to-Date 2007
     Crude Oil Revenues Year-to-date crude oil revenues increased $2.09 billion on a 66 percent increase in average realized price and an eight percent increase in daily production.
     U.S. oil revenues were $781 million higher, driven by a 56 percent increase in realized crude oil prices and a 21 percent increase in daily production. Production increased 27 percent in the Gulf Coast region and 13 percent in the Central region. Gulf Coast region production gains were associated with drilling and recompletion activity and production restored from hurricane-damaged properties in the second half of 2007. Central region production was up from Permian Basin properties acquired at the end of March 2007. Prices in the U.S. averaged $90.59 per barrel in 2008 compared to $58.21 in 2007.
     Egypt’s crude oil revenues increased $620 million on a 79 percent increase in realized price and six percent increase in daily crude oil production. Egypt’s 2008 price realizations were up $49.63 to $112.28 per barrel. Net oil production in Egypt increased 3,589 b/d as both rising commodity prices and increased gross production combined to more than offset the impact that higher commodity prices have on cost recovery volumes.
     North Sea oil revenues increased $529 million, driven by a 76 percent higher realized price and a six percent increase in production. Oil price realizations averaged $108.23, up $46.66 per barrel. Production growth was attributed to a successful drilling program which more than offset natural decline.
     Canada’s oil revenues increased $137 million. Realized prices were up 81 percent and averaged $106.33 per barrel. Daily production declined eight percent from natural decline in various fields.
     Argentina’s crude oil revenues increased $19 million with production and realized prices each up 10 percent. Higher production was related to successful drilling, workover and recompletion activities.
     Australia’s oil revenues increased $6 million in the first half of 2008 compared to 2007. Oil realizations averaged a company best at $116.78 per barrel, $45.24 more than last year’s amount. Production fell 37 percent, primarily because of natural decline, but also as the result of the Varanus Island pipeline explosion.
     Natural Gas Revenues Year-to-date natural gas revenues increased $484 million driven by a 35 percent increase in realized natural gas prices. Worldwide production was down six percent from 2007. All core gas producing regions saw higher natural gas revenues.
     U.S. natural gas revenues increased $304 million. Natural gas prices averaged $9.50, up $2.37 per Mcf. Production declined three percent. Central region daily production was up five percent on drilling and recompletion activities and incremental volumes from Permian Basin properties acquired at the end of March 2007. Gulf Coast daily production was seven percent lower on natural decline which more than offset gains from drilling and recompletion activities and production restored from hurricane-damaged properties in the second half of 2007.
     Canada’s natural gas revenues increased $99 million on a 30 percent increase in realized natural gas prices. Gas price realizations climbed $1.97 to $8.59 per Mcf. Natural gas production decreased seven percent because of natural decline in various areas and property divestitures.

     Egypt contributed an additional $64 million to consolidated natural gas revenues from a 34 percent increase in realized prices. Egypt’s price realizations were up $1.46 to $5.72 per Mcf. Production was flat at 238 MMcf/d.
     Argentina’s natural gas revenues increased $12 million on a 48 percent increase in realized price. Production was 13 percent lower, caused by re-injection of gas in Tierra del Fuego related to gas export and pipeline restrictions and natural declines.
     Australia’s natural gas revenues were flat year-over-year with the impact of a 20 percent price increase offset by an 18 percent decline in production. Prices averaged $2.14 per Mcf, up from $1.78 in 2007. The lower production was primarily associated with the Varanus Island pipeline explosion, but also includes lower customer demand relative to the 2007 period.
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis or on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization (DD&A):
Oil and gas property	$591	$558	$11.77	$10.72	$1,174	$1,055	$11.63	$10.51
Other assets	37	33	.74	.64	74	67	.73	.67

Total DD&A	628	591			1,248	1,122
Asset retirement obligation accretion	25	24	.51	.46	52	48	.52	.48
Lease operating costs	447	407	8.90	7.81	902	789	8.93	7.86
Gathering and transportation costs	40	34	.79	.66	81	66	.80	.66
Taxes other than income	298	144	5.95	2.76	541	254	5.36	2.53
General and administrative expense	79	71	1.57	1.36	161	139	1.60	1.38
Financing costs, net	39	63	.78	1.22	83	105	.83	1.05

Total	$1,556	$1,334	$31.01	$25.63	$3,068	$2,523	$30.40	$25.14

Second Quarter 2008 compared to Second Quarter 2007
     Depreciation, Depletion and Amortization The following table details the changes in DD&A of oil and gas properties between the three-month periods of 2008 and 2007.

For the Quarter
Ended June 30
(In millions)
2007 DD&A	$558
Volume change	(21)
Rate change	54

2008 DD&A	$591

     Full-cost DD&A expense of $591 million increased $33 million on an absolute dollar basis; $54 million on rate reduced by $21 million on lower volumes. The Company’s full-cost DD&A rate increased $1.05 to $11.77 per boe. The increase in rate reflects drilling and finding costs that continue to exceed our historical cost basis. The higher industry-wide costs, which also impact estimates of future development costs, are driven by increased demand for drilling services, a consequence of both higher oil and gas prices.
     Lease Operating Expenses (LOE) Our 2008 second-quarter LOE increased 10 percent on an absolute dollar basis and 14 percent on a per unit basis, as production declined four percent adding to the impact of higher costs.
Our LOE rate increased $1.09 per boe as follows:
▪	The impact of lower production in the second quarter of 2008 resulted in an increase of $.32 per boe when compared to the same period of 2007.

▪	Increased workover activity added $.35 per boe primarily from the U.S. and Egypt.

▪	A weaker U.S. dollar added $.19 per boe. Over the past 12 months, the U.S. dollar weakened 13 percent against the Australian dollar, four percent against the Canadian dollar, and strengthened one percent against the British Pound.

▪	Stock-based compensation increased $.06 per boe on new grants and an increase in Apache stock price.

▪	The balance of the increase is related to higher operating costs in all regions, driven by rising commodity prices and increased labor costs, partially mitigated by decreased hurricane related repairs in the Gulf Coast region and a decrease in our OIL insurance early-withdrawal penalty.
     Gathering and Transportation Gathering and transportation costs totaled $40 million, up $6 million. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended
	June 30,
	2008	2007
	(In millions)
U.S.	$11	$10
Canada	16	12
North Sea	7	7
Egypt	5	4
Argentina	1	1

Total Gathering and Transportation	$40	$34

     The increase in Canada resulted primarily from the impact of higher transportation tariffs and foreign exchange rates.
     Taxes other than Income Taxes other than income increased $154 million from the corresponding prior-year on higher product prices. A detail of these taxes follows:

	For the Quarter Ended
	June 30,
	2008	2007
	(In millions)
Ad Valorem taxes	$17	$13
Severance taxes	47	38
U.K. PRT	220	81
Canadian taxes	4	6
Other	10	6

Total Taxes other than Income	$298	$144

     North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. U.K. PRT was $139 million more than the 2007 period on a 160 percent increase in net profits primarily driven by a significant increase in revenues. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina. The increase in severance taxes resulted from higher taxable revenues in the U.S., consistent with the higher realized oil and natural gas prices. Ad valorem taxes are assessed on U.S. and Canadian properties. The $4 million increase resulted from higher taxable valuations associated with increases in oil and natural gas prices.
     General and Administrative Expenses General and administrative expenses (G&A) were $8 million higher. On a boe basis, G&A averaged $1.57, up $.21 per boe. Higher stock-based compensation driven by new grants, including our 2008 Share Appreciation Plan which provides incentives for employees to increase Apache’s share price to $216 by the end of 2012, and Apache’s stock price appreciation added $.07 to our 2008 rate. Current accounting practices dictate that, regardless of whether the 2008 Share Appreciation Plan targets are ultimately achieved, we must recognize the fair value cost of the grant (a portion of which is recognized as G&A) over the service life of the plan, which began in May 2008. Lower relative production added another $.06 and a weaker U.S. dollar added $.01 to the 2008 rate. The balance of the increase in rate was related to higher insurance costs and legal fees

Financing Costs, Net Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended
	June 30,
	2008	2007
	(In thousands)
Interest expense	$66,328	$81,816
Amortization of deferred loan costs	829	852
Capitalized interest	(22,810)	(15,898)
Interest income	(5,297)	(3,412)

Financing costs, net	$39,050	$63,358

     Interest expense decreased $16 million on lower average debt balances, which decreased 21 percent. Capitalized interest was up primarily because of higher expenditures associated with long-term construction projects that are under development.
     Provision for Income Taxes During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. There were no significant changes in statutory tax rates in the major jurisdictions in which the Company operates during the second quarter of 2008 or 2007.
     The provision for income taxes increased $394 million to $899 million, 78 percent higher than the prior-year taxes, as income before taxes doubled on record oil and gas production revenues. The effective income tax rate in the second quarter of 2008 was 38.3 percent compared to 44.3 percent in the second quarter of 2007. The 2007 rate was higher primarily because of a $68 million non-cash deferred tax expense related to the effect of the weakening U.S. dollar on re-measurement of our foreign deferred tax liabilities. The foreign exchange impact on second quarter 2008 income taxes was minimal.
Year-to-Date 2008 Compared to Year-to-Date 2007
     Depreciation, Depletion and Amortization The following table details the changes in DD&A of oil and gas properties between the six-month periods of 2008 and 2007.

For the Six
Months Ended
June 30
(In millions)
2007 DD&A	$1,055
Volume change	9
Rate change	110

2008 DD&A	$1,174

     Full-cost DD&A expense increased $119 million, $110 million of which was related to an increase in the DD&A rate which increased $1.12 to $11.63 per boe. The increase in rate reflects drilling and finding costs that continue to exceed our historical cost basis. The higher industry-wide costs, which also impact estimates of future development costs, are driven by increased demand for drilling services, a consequence of higher oil and gas prices.
     Lease Operating Expenses In the first six-months of 2008, LOE increased 14 percent on an absolute dollar and per unit basis, as production rose one percent providing a partial offset to the impact of higher costs.
     Our LOE rate increased $1.07 per boe as follows:
▪	Increased workover activity added $.40 per boe primarily from the U.S. and Egypt.

▪	A weaker U.S. dollar added $.26 per boe. Over the past 12 months, the U.S. dollar weakened 13 percent against the Australian dollar, four percent against the Canadian dollar, and strengthened one percent against the British Pound.

▪	Stock-based compensation increased $.05 per boe on new grants and an increase in Apache stock price.

▪	The balance of the increase is related to higher operating costs in all regions, driven by rising commodity prices, increased labor costs, the acquisition of higher cost oil properties in the U.S. Permian Basin and an additional interest in the higher cost Legendre oil field in Australia, partially offset by decreased hurricane related repairs in the Gulf Coast region and a decrease in our OIL insurance early-withdrawal penalty.

     Gathering and Transportation Gathering and transportation costs totaled $81 million, up $15 million. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Six Months Ended
	June 30,
	2008	2007
	(In millions)
U.S.	$21	$19
Canada	34	24
North Sea	15	13
Egypt	9	8
Argentina	2	2

Total Gathering and Transportation	$81	$66

     The increase in Canada resulted primarily from the impact of higher transportation tariffs and foreign exchange rates. U.S. and North Sea costs were up on increased volumes and higher transportation tariffs.
     Taxes other than Income Taxes other than income totaled $541 million, an increase of $287 million on higher product prices. A detail of these taxes follows:

	For the Six Months Ended
	June 30,
	2008	2007
	(In millions)
Ad Valorem taxes	$39	$26
Severance taxes	93	67
U.K. PRT	385	142
Canadian taxes	8	11
Other	16	8

Total Taxes other than Income	$541	$254

     U.K. PRT was $243 million more than the 2007 period on a 163 percent increase in net profits primarily driven by higher oil revenues. The increase in severance taxes resulted from higher taxable revenues in the U.S., consistent with the higher realized oil and natural gas prices. The $13 million increase in ad valorem taxes resulted from higher taxable valuations associated with increases in oil and natural gas prices and the acquisition of Permian Basin properties late in the first quarter of 2007.
     General and Administrative Expenses G&A was $23 million higher. On a boe basis, G&A averaged $1.60, up $.22 per boe. Higher stock-based compensation driven by new grants, including our 2008 share appreciation plan which provides incentives for employees to increase Apache’s share price to $216 by the end of 2012, and Apache’s stock price appreciation added $.09 to our 2008 rate. Current accounting practices dictate that, regardless of whether the 2008 Share Appreciation Plan targets are ultimately achieved, we must recognize the fair value cost of the grant (a portion of which is recognized as G&A) over the service life of the plan, which began in May 2008. Higher employee incentive-based bonuses, awarded following Apache’s record 2007 results, added $.02 per boe and an increase in insurance costs added $.04 per boe.

Financing Costs, Net Financing costs incurred during the periods noted are composed of the following:

	For the Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Interest expense	$135,635	$147,548
Amortization of deferred loan costs	1,680	1,546
Capitalized interest	(44,387)	(37,674)
Interest income	(9,625)	(5,999)

Financing costs, net	$83,303	$105,421

     Interest expense decreased $12 million on lower average debt which decreased $500 million. Capitalized interest was up primarily because of higher expenditures associated with long-term construction projects that are under development.
     Provision for Income Taxes There were no significant changes in statutory tax rates in the major jurisdictions in which the Company operates during the first six months of 2008 or 2007.
     The provision for income taxes increased $727 million from 2007 to $1.6 billion as income before taxes more than doubled on significantly higher oil and gas production revenues. The effective income tax rate in the first six months of 2008 was 38.6 percent compared to 42.3 percent in the six months of 2007. The 2007 rate was higher primarily because of a non-cash deferred tax expense charge related to the effect of the weakening U.S. dollar on re-measurement of our foreign deferred tax liabilities. The 2008 period saw a small benefit from currency fluctuations.
Capital Resources and Liquidity
Sources and Uses of Cash
     The following table presents the sources and uses of our cash and cash equivalents for the six-month periods ended June 30, 2008 and 2007. The table presents capital expenditures on a cash basis; therefore, the amounts differ from capital expenditures referred to elsewhere in this document, which include accruals.

	For the Six Months Ended
	June 30,
	2008	2007
	(In millions)
Sources of Cash and Cash Equivalents:
Net Cash Provided by Operating Activities	$3,738	$2,450
Sales of property and equipment	300	11
Fixed-rate debt borrowings	—	1,992
Common stock issuances	29	19
Other	45	25

	4,112	4,497

Uses of Cash and Cash Equivalents:
Oil and gas Property	2,392	2,195
Acquisitions	151	1,011
Gas gathering, transmission and processing facilities	246	203
Restricted cash	94	—
Net commercial paper and money market repayments	183	823
Payments of fixed-rate debt	—	3
Dividends	136	102
Cost of debt and equity transactions	1	16
Other	26	96

	3,229	4,449

Increase in cash and cash equivalents	$883	$48

     Net Cash Provided by Operating Activities Apache’s net cash provided by operating activities for the first six months of 2008 totaled $3.7 billion, up $1.3 billion from the same period in 2007. For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Capital Expenditures Capital expenditures totaled $3.2 billion for the first six months of 2008, compared to $3.6 billion for the comparable period last year. Acquisition capital in the first six months of 2007 exceeded $1 billion marking the difference between the two comparable periods. The following table presents a summary of the Company’s capital expenditures.

	For the Six Months Ended
	June 30,
	2008	2007
	(In millions)
Exploration and Development:
United States	$1,005	$960
Canada	353	297
Egypt	413	302
Australia	453	212
North Sea	255	287
Argentina	146	115
Chile	4	—

	2,629	2,173
Acquisitions – Oil and Gas Properties	151	1,011
Asset Retirement Costs	172	127
Capitalized Interest	44	38
Gathering Transmission and Processing Facilities	236	203

Total Capital Expenditures	$3,232	$3,552

     Exploration and development (E&D) expenditures were up $456 million, or 21 percent, from the 2007 comparable period to $2.6 billion. The U.S. accounted for 38 percent of total E&D activity in first six months of 2008, down from 44 percent in the prior-year comparable period. Expenditures in the U.S. were up $45 million on higher drilling activity and less investment in platforms and production facilities located in the Gulf of Mexico. Canada accounted for 13 percent of worldwide E&D expenditures down from 14 percent in 2007. Canada’s E&D expenditures were up $56 million on increased drilling activity. Australia’s E&D expenditures totaled $453 million, double 2007 spending. Australia’s portion of 2008 activity jumped to 17 percent from 10 percent in the comparable 2007 period. Australia’s higher expenditures related to increased exploration activity, development drilling on our Van Gogh property, and infrastructure spending on our Pyreneese project. Egypt spent $111 million more in the 2008 period on higher levels of drilling activity. North Sea E&D expenditures were down $32 million driven mainly by lower drilling activity.
     Dividends Common stock dividends paid during the first six months of 2008 rose to $133 million from $99 million in 2007, driven by a special cash dividend of 10 cents per common share paid on March 18, 2008. During the first six months of 2008 and 2007, Apache paid $2.8 million in dividends on its Series B Preferred Stock issued in August 1998.

Liquidity

	June 30,	December 31,
	2008	2007
Millions of dollars except as indicated
Cash	$1,008	$126
Restricted cash	$94	$—
Total debt	$4,046	$4,227
Shareholders’ equity	$16,514	$15,378
Available committed borrowing capacity	$2,300	$2,115
Floating-rate debt/total debt	1%	5%
Percent of total debt to capitalization	20%	22%
     Cash and Cash Equivalents We had $1 billion in cash and cash equivalents at June 30, 2008, compared with $126 million at December 31, 2007. Substantially all of this cash is in our foreign subsidiaries ($123 million was in U.S.) and would be subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment-grade securities with original maturities of three months or less at the time of purchase. We intend to use our international subsidiaries’ cash to fund international projects.
     Most of our cash is invested in obligations of the U.S. Government and we have reviewed the creditworthiness of the financial institutions which hold the company’s deposits. Thus far, our liquidity and financial position have not been affected by events in the credit markets. We believe that losses from non-performance are unlikely to occur; however, we are not able to predict sudden changes in the creditworthiness of the financial institutions with which we do business.
     Restricted Cash The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of June 30, 2008, the Company had approximately $94 million of property divestiture proceeds classified as restricted cash, and held in escrow available for use in a like-kind exchange under Section 1031 of the U.S. federal income tax code. The Company intends to use these funds to acquire noncurrent assets. Accordingly, the restricted cash is classified as long term on our consolidated balance sheet.
     Derivatives Our commodity derivative instruments are designated as cash flow hedges in accordance with SFAS 133. Under SFAS 133, unrealized gains and losses related to changes in fair value of cash flow hedges are deferred in other comprehensive income. Earnings and cash flows are not impacted until the derivatives are settled (when we either pay cash to, or receive cash from, our counterparties) which occurs contemporaneously with the hedged production. At settlement, if commodity prices exceed the fixed or ceiling price in our derivative instruments, our cash flows provided by the hedged production will be lower than if we had no derivative instruments. For the first half of the year our earnings were reduced by $314 million. As of June 30, 2008, we had a net liability of $2.6 billion which represented the fair value of our unrealized commodity derivative instruments as of that date. Approximately $728 million relates to positions settling in the second half of 2008. The remaining liability will impact future revenues over the periods 2009 through mid-2013. We project that these derivatives will reduce revenues by six percent in 2008, three percent in 2009, two percent in 2010 and 2011, and one percent in 2012 and 2013. Estimated and actual amounts, however, are likely to vary materially as a result of changes in market conditions. We expect future settlements of these liabilities to be funded by proceeds from the sale of the underlying production. Higher prices result in additional cash outlays to settle derivatives, however, they positively impact our liquidity since less than 20 percent of our production is hedged.
     Debt and Credit Facilities The Company’s June 30, 2008 debt-to-capitalization ratio was 20 percent, down from 22 percent at December 31, 2007.
     In February 2008 the Company requested amendments to its existing $1.5 billion U.S. five-year revolving credit facility to (a) extend the maturity date one year to May 28, 2013 and (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees. The Company also requested amendments to its $450 million U.S. credit facility, $150 million Australian credit facility and $150 million Canadian credit facility to (a) extend the maturity date one year to May 12, 2013, (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees, and (c) specific to the Australian credit facility, give the Company the option of increasing the size of the facility up to a maximum amount of $400 million from the current limit of $300 million by adding commitments from new or existing lenders.
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

In April 2008, the Company increased the Australian credit facility by $50 million to $200 million, half of the maximum amount and as of April 30, lenders had extended the maturity dates on all of the credit facilities.
     The Company has available a $1.95 billion commercial paper program which enables Apache to borrow funds for up to 270 days at competitive interest rates.
     As of June 30, 2008, Apache had no commercial paper outstanding. Our weighted-average interest rate for commercial paper was 3.85 percent and 5.37 percent for the first six months of 2008 and 2007, respectively. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100 percent backstop. The Company had available borrowing capacity under our total credit facilities of approximately $2.3 billion at June 30, 2008.
     As of June 30, 2008, current debt includes a $100 million note due March 2009 and a $34 million overdraft line repayable on demand in Argentina.
     The Company was in compliance with the terms of all credit facilities as of June 30, 2008.
     Canadian Royalties The government of the Province of Alberta proposed increases to the royalty rates on oil and natural gas production beginning in 2009. If the proposed increases are ultimately enacted, they will adversely impact future earnings and cash flows. We are likely to limit our Alberta capital spending to shallow drilling activity, while reallocating remaining budgeted capital to other areas.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company’s price risk management activities are generally recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes.
     Approximately 19 percent of our first six months of 2008 natural gas and 18 percent of our crude oil production was subjected to financial derivative hedges. Hedges in place for the remainder of 2008 are expected to cover similar percentages of production.
     On June 30, 2008, the Company had open natural gas derivative hedges in a liability position with a fair value of $259 million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $106 million, while a 10 percent decrease in prices would increase the fair value by approximately $92 million. The Company also had open oil derivatives in a liability position with a fair value of $2.3 billion. A 10 percent increase in oil prices would decrease the fair value by approximately $511 million, while a 10 percent decrease in prices would increase the fair value by approximately $507 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2008. See Note 1 — Derivative Instruments and Hedging Activity of the Notes to consolidated financial statements in this quarterly report on Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.
Interest Rate Risk
     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 99 percent of the Company’s debt. At June 30, 2008, total debt included $34 million of floating-rate debt. As a result, Apache’s annual interest costs in 2008 will fluctuate based on short-term interest rates on what is presently approximately one percent of our total debt outstanding at June 30, 2008. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $0.2 million per quarter on June 30, 2008.
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
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 (filed with the SEC on February 29, 2008) for a description of material legal proceedings.
ITEM 1A. RISK FACTORS
During the quarter ending June 30, 2008, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time, on Thursday, May 8, 2008. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.
Out of a total of 333,528,025 shares of the Company’s common stock outstanding and entitled to vote, 297,489,062 shares were present at the meeting in person or by proxy, representing 89.2 percent of the shares entitled to vote. Matters voted upon at the meeting were as follows:
(a)	We received stockholder votes for the election of four directors of Apache, each to serve until Apache’s annual meeting in 2011, or until their successors are duly elected. We counted and tabulated all votes and determined the results of the votes as follows:

Nominee	For	Against	Abstain
G. Steven Farris	286,435,060	7,951,480	3,102,522
Randolph M. Ferlic	269,800,092	24,526,079	3,162,891
A.D. Frazier, Jr.	286,224,216	8,128,535	3,136,311
John A. Kocur	285,308,873	9,031,179	3,149,010
The name of each director whose term of office as a director continued after the meeting is listed below:

Frederick M. Bohen	Eugene C. Fiedorek
Patricia Albjerg Graham	George D. Lawrence
F. H. Merelli	Rodman D. Patton
Charles J. Pitman	Raymond Plank
(b)	The Company’s stockholders defeated the stockholder proposal concerning reimbursement of proxy expenses. The voting results were as follows:

For	34,978,624
Against	208,574,092
Abstain	17,484,793
Broker Non-Vote	36,451,553

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

†10.1 —	2008 Share Appreciation Program Specifications (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008).

†10.2 —	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Apache Corporation and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008).

*12.1 —	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1 —	Certification of Chief Executive Officer.

*31.2 —	Certification of Chief Financial Officer.

*32.1 —	Certification of Chief Executive Officer and Chief Financial Officer.

†	Management contracts or compensation plans or arrangements

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: August 8, 2008	/ s / ROGER B. PLANK Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: August 8, 2008	/ s / REBECCA A. HOYT

Rebecca A. Hoyt
Vice President and Controller
(Chief Accounting Officer)

Index to Exhibits

†10.1 —	2008 Share Appreciation Program Specifications (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008).

†10.2 —	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Apache Corporation and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008).

*12.1 —	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1 —	Certification of Chief Executive Officer.

*31.2 —	Certification of Chief Financial Officer.

*32.1 —	Certification of Chief Executive Officer and Chief Financial Officer.

†	Management contracts or compensation plans or arrangements

*	Filed herewith