Form 10-Q
period 2008-09-30
APACHE CORP
filed 2008-11-10
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Number of shares of registrant’s common stock, outstanding as of September 30, 2008	334,670,227

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 — CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$3,368,882	$2,498,594	$10,450,949	$6,965,692
Other	(3,998)	6,364	1,867	14,685

	3,364,884	2,504,958	10,452,816	6,980,377

OPERATING EXPENSES:
Depreciation, depletion and amortization	600,887	600,796	1,849,044	1,722,816
Asset retirement obligation accretion	24,970	24,436	77,146	72,634
Lease operating expenses	488,166	409,528	1,389,542	1,198,302
Gathering and transportation	42,375	34,887	123,118	100,585
Taxes other than income	304,280	139,461	845,406	393,222
General and administrative	57,561	61,405	218,856	200,065
Financing costs, net	33,291	60,367	116,594	165,788

	1,551,530	1,330,880	4,619,706	3,853,412

INCOME BEFORE INCOME TAXES:	1,813,354	1,174,078	5,833,110	3,126,965
Current income tax provision	305,735	200,878	1,495,641	684,458
Deferred income tax provision	316,794	359,852	679,902	702,672

NET INCOME:	1,190,825	613,348	3,657,567	1,739,835
Preferred stock dividends	1,420	1,420	4,260	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK:	$1,189,405	$611,928	$3,653,307	$1,735,575

NET INCOME PER COMMON SHARE:
Basic	$3.55	$1.84	$10.93	$5.23

Diluted	$3.52	$1.83	$10.84	$5.19

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,657,567	$1,739,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,849,044	1,722,816
Asset retirement obligation accretion	77,146	72,634
Provision for deferred income taxes	679,902	702,672
Unrealized loss on derivatives	35,586	—
Other	(11,231)	39,502
Changes in operating assets and liabilities:
(Increase) decrease in receivables	251,920	(30,595)
(Increase) decrease in drilling advances and other	27,891	(36,324)
(Increase) decrease in inventories	(7,729)	30,621
(Increase) decrease in deferred charges and other	(200,038)	(53,464)
Increase (decrease) in accounts payable	71,188	(12,799)
Increase (decrease) in accrued expenses	(367,553)	(231,327)
Increase (decrease) in deferred credits and noncurrent liabilities	(35,125)	(66,099)

Net cash provided by operating activities	6,028,568	3,877,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(4,062,975)	(3,405,682)
Acquisition of U.S. Permian Basin properties	—	(1,004,581)
Additions to gas gathering, transmission and processing facilities	(420,850)	(301,226)
Restricted cash	(13,844)	—
Proceeds from sale of oil and gas properties	306,701	11,074
Other, net	(42,509)	(131,780)

Net cash used in investing activities	(4,233,477)	(4,832,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and money market borrowings, net	(169,042)	(947,989)
Fixed-rate debt borrowings	—	1,992,027
Payments on fixed-rate debt	(353)	(3,000)
Dividends paid	(187,735)	(153,421)
Common stock activity	31,207	22,707
Treasury stock activity, net	4,171	12,474
Cost of debt and equity transactions	(1,224)	(18,000)
Other	46,666	20,823

Net cash provided by (used in) financing activities	(276,310)	925,621

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,518,781	(29,102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	125,823	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,644,604	$111,422

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$137,106	$124,913
Income taxes paid, net of refunds	1,512,864	604,862
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,644,604	$125,823
Receivables, net of allowance	1,680,031	1,936,977
Inventories	479,723	461,211
Drilling advances	83,444	112,840
Derivative instruments	12,929	20,889
Prepaid assets and other	271,561	94,511

	4,172,292	2,752,251

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	38,673,437	34,645,710
Unproved properties and properties under development, not being amortized	1,698,471	1,439,726
Gas gathering, transmission and processing facilities	2,627,304	2,206,453
Other	441,339	416,149

	43,440,551	38,708,038
Less: Accumulated depreciation, depletion and amortization	(15,321,733)	(13,476,445)

	28,118,818	25,231,593

OTHER ASSETS:
Restricted cash	13,844	—
Goodwill, net	189,252	189,252
Deferred charges and other	498,226	461,555

	$32,992,432	$28,634,651

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$702,143	$617,937
Accrued operating expense	110,036	112,453
Accrued exploration and development	787,129	600,165
Accrued compensation and benefits	129,998	172,542
Accrued interest	73,175	78,187
Accrued income taxes	137,157	73,184
Current debt	140,514	215,074
Asset retirement obligation	359,975	309,777
Derivative instruments	264,309	286,226
United Kingdom Petroleum Revenue Tax	153,805	117,028
Other	58,065	82,443

	2,916,306	2,665,016

LONG-TERM DEBT	3,917,327	4,011,605

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	4,512,418	3,924,983
Asset retirement obligation	1,462,309	1,556,909
Derivative instruments	681,782	381,791
Other	739,184	716,368

	7,395,693	6,580,051

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized — Series B, 5.68% Cumulative, $100 million aggregate liquidation value, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 342,738,124 and 341,322,088 shares issued, respectively	214,211	213,326
Paid-in capital	4,445,511	4,367,149
Retained earnings	14,927,178	11,457,592
Treasury stock, at cost, 8,067,897 and 8,394,945 shares, respectively	(228,981)	(238,264)
Accumulated other comprehensive loss	(693,200)	(520,211)

	18,763,106	15,377,979

	$32,992,432	$28,634,651

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2006		$98,387	$212,365	$4,269,795	$8,898,577	$(256,739)	$(31,332)	$13,191,053
Comprehensive income (loss):
Net income	$1,739,835	—	—	—	1,739,835	—	—	1,739,835
Commodity hedges, net of income tax expense of $82,848	(145,509)	—	—	—	—	—	(145,509)	(145,509)

Comprehensive income	$1,594,326

Dividends:
Preferred		—	—	—	(4,260)	—	—	(4,260)
Common ($.45 per share)		—	—	—	(149,433)	—	—	(149,433)
Common shares issued		—	834	38,154	—	—	—	38,988
Treasury shares issued, net		—	—	972	—	16,321	—	17,293
Compensation expense		—	—	34,571	—	—	—	34,571
FIN 48 Adoption		—	—	—	(48,502)	—	—	(48,502)
Other		—	—	(1,483)	241	—	—	(1,242)

BALANCE AT SEPTEMBER 30, 2007		$98,387	$213,199	$4,342,009	$10,436,458	$(240,418)	$(176,841)	$14,672,794

BALANCE AT DECEMBER 31, 2007		$98,387	$213,326	$4,367,149	$11,457,592	$(238,264)	$(520,211)	$15,377,979
Comprehensive income (loss):
Net income	$3,657,567	—	—	—	3,657,567	—	—	3,657,567
Commodity hedges, net of income tax benefit of $89,376	(172,989)	—	—	—	—	—	(172,989)	(172,989)

Comprehensive income	$3,484,578

Dividends:
Preferred		—	—	—	(4,260)	—	—	(4,260)
Common ($.55 per share)		—	—	—	(183,735)	—	—	(183,735)
Common shares issued		—	885	36,109	—	—	—	36,994
Treasury shares issued, net		—	—	247	—	9,283	—	9,530
Compensation expense		—	—	65,645	—	—	—	65,645
FIN 48		—	—	(23,770)		—	—	(23,770)
Other		—	—	131	14	—	—	145

BALANCE AT SEPTEMBER 30, 2008		$98,387	$214,211	$4,445,511	$14,927,178	$(228,981)	$(693,200)	$18,763,106

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
1. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY
     Cash Flow Hedges We periodically use derivative instruments in connection with anticipated crude oil and natural gas sales to mitigate the variability of cash flows associated with commodity price fluctuations. While these instruments mitigate the cash flow risk of future reductions in commodity prices, they may also curtail benefits from future increases in commodity prices. We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) 133 and typically elect to designate our commodity derivatives instruments as cash flow hedges. No new hedges were entered into during the third quarter of 2008.
     As of September 30, 2008, we had entered into the following crude oil derivative instruments:

	Fixed-Price Swaps		Call Options		Collars
		Weighted		Weighted		Weighted	Weighted
Production		Average		Average		Average	Average
Period	Mbbls	Fixed Price(1)	Mbbls	Strike Price(1)	Mbbls	Floor Price(1)	Ceiling Price(1)
2008	1,104	$69.21	—	$—	3,450	$65.51	$81.43
2009	368	67.95	—	—	9,321	63.39	80.14
2010	2,018	70.87	368	129.50	6,016	62.11	77.44
2011	3,285	71.16	1,095	134.17	4,377	65.83	84.41
2012	2,926	71.34	364	138.00	1,456	66.88	85.52
2013	1,086	71.34	—	—	—	—	—

(1)	Crude oil prices primarily represent a weighted average of NYMEX WTI Cushing Index prices on contracts entered into on a per barrel (Bbl) basis.
     As of September 30, 2008, we had entered into the following natural gas derivative instruments:

Put Options			Collars
		Weighted				Weighted	Weighted
Production	MMBtu	Average	Production	MMBtu	GJ	Average	Average
Period	(in 000’s)	Strike Price(1)	Period	(in 000’s)	(in 000’s)	Floor Price(1)	Ceiling Price(1)
2008	1,840	$8.75	2008	23,460	—	$7.27	$10.31
2009	—	—	2008	—	8,280	6.22	9.74
2010	—	—	2009	18,250	—	7.35	10.19
2011	—	—	2009	—	29,200	6.13	9.53
2012	—	—	2010	1,350	—	7.17	10.58

(1)	U.S. natural gas prices represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu) basis and are settled against a combination of indices, including NYMEX Henry Hub, Panhandle Eastern Pipe Line and Houston Ship Channel. The Canadian natural gas prices represent a weighted average of AECO Index prices. The Canadian gas collars are entered into on a per gigajoule (GJ) basis, are converted to U.S. dollars utilizing a September 30, 2008 exchange rate, and are settled against the AECO Index.

     Receivables/Payables Related to Crude Oil and Natural Gas Derivative Instruments The fair market value of the Company’s derivative assets and liabilities, including derivatives no longer qualifying for hedge accounting, are as follows:

	September 30,	December 31,
	2008	2007
	(In millions)
Current asset	$13	$21
Long-term asset	—	7
Current liability	264	286
Long-term liability	682	382
     Commodity Derivative Activity in Accumulated Other Comprehensive Income (OCI) Based on market prices as of September 30, 2008, the Company’s net unrealized loss in accumulated OCI for commodity derivatives designated as cash flow hedges totaled $901 million ($585 million after tax). Gains and losses on these hedges will be realized in future earnings contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges, which will occur through mid-2013. A reconciliation of the components of accumulated OCI in the Statement of Consolidated Shareholders’ Equity related to Apache’s cash flow hedges is presented in the table below:

	Before tax	After tax
	(In millions)
Unrealized loss on derivatives at December 31, 2007	$(639)	$(412)
Realized amounts reclassified into earnings	516	334
Unrealized amounts reclassified into earnings	36	23
Net change in derivative fair value	(814)	(530)

Unrealized loss on derivatives at September 30, 2008	$(901)	$(585)

2. DEBT
  Credit Facilities
     As of September 30, 2008, the Company had committed revolving credit facilities totaling $2.3 billion. The facilities consist of a $1.5 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. There were no outstanding loans under these facilities as of September 30, 2008.
     During March and April 2008, the Company amended its $1.5 billion U.S. five-year revolving credit facility to (a) extend the maturity date one year to May 28, 2013 and (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees. The Company also amended its $450 million U.S. credit facility, $150 million Australian credit facility and $150 million Canadian credit facility to (a) extend the maturity date one year to May 12, 2013, (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees, and (c) specific to the Australian credit facility, give the Company the option of increasing the size of the facility up to a maximum amount of $400 million from the current limit of $300 million by adding commitments from new or existing lenders. In April 2008, the Company increased the Australian credit facility by $50 million to $200 million.

Subsequent Events
     On October 1, 2008, the Company issued $400 million principal amount, $398 million net of discount, of senior unsecured 6.0-percent notes maturing September 15, 2013, and $400 million principal amount, $398 million net of discount, of senior unsecured 6.9-percent notes maturing September 15, 2018. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The proceeds are presently invested in U.S. Treasury Notes and will be used for general corporate purposes.
  Financing Costs, Net
     Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Interest expense	$66,055	$82,939	$201,690	$230,487
Amortization of deferred loan costs	818	875	2,498	2,421
Capitalized interest	(24,032)	(18,880)	(68,419)	(56,554)
Interest income	(9,550)	(4,567)	(19,175)	(10,566)

Financing costs, net	$33,291	$60,367	$116,594	$165,788

3. INCOME TAXES
     The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes, settlements with taxing authorities and other infrequent or unusual items are recognized as discrete items in the quarter in which they occur.
     Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
     During the third quarter of 2008, the Company was in Administrative Appeals with the United States Internal Revenue Service (IRS) regarding the 2002 through 2005 tax years and under IRS audit for the 2006 tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.
     During the third quarter of 2008, the Company recorded a $22 million reduction in income taxes following completion of an income tax audit. This reduced tax contingency reserves established in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty of Income Taxes — an Interpretation of SFAS No. 109.”
  Subsequent Event
     During the fourth quarter of 2008, the Company received notification from the Appeals Division of the Internal Revenue Service that the appeals process for the years 2002 and 2003 has been completed. As a result of the completion of this process, we expect a reduction in our deferred income taxes and FIN 48 tax reserves in the fourth quarter of 2008.

4. CAPITAL STOCK
  Net Income per Common Share
     A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Quarter Ended September 30,
	2008			2007
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Income	Outstanding	Per Share	Income	Outstanding	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$1,189,405	334,825	$3.55	$611,928	332,668	$1.84

Effect of Dilutive Securities:
Stock options and other	—	3,069		—	2,449

Diluted:
Income attributable to common stock, including assumed conversions	$1,189,405	337,894	$3.52	$611,928	335,117	$1.83

	For the Nine Months Ended September 30,
	2008			2007
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Income	Outstanding	Per Share	Income	Outstanding	Per Share
	(In thousands, except per share amounts)
Basic:
Income attributable to common stock	$3,653,307	334,145	$10.93	$1,735,575	331,903	$5.23

Effect of Dilutive Securities:
Stock options and other	—	3,006		—	2,183

Diluted:
Income attributable to common stock, including assumed conversions	$3,653,307	337,151	$10.84	$1,735,575	334,086	$5.19

     The diluted earnings per share calculations above exclude 357,884 and 4,000 shares of common stock that were anti-dilutive at September 30, 2008 and September 30, 2007, respectively.
  Common and Preferred Stock Dividends
     During the third quarter of 2008 and 2007, Apache paid $50 million in dividends on its common stock. For the nine-month periods ended September 30, 2008 and 2007, the Company paid $183 million and $149 million, respectively. Dividends paid during the 2008 nine-month period included a special cash dividend of 10 cents per common share, paid March 18, 2008. In addition, for the three-month and nine-month periods ended September 30, 2008 and 2007, Apache paid a total of $1.4 million and $4.3 million, respectively, in dividends on its Series B Preferred Stock.

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
     On June 14, 2007, Apache’s share price exceeded the interim $81 threshold for the required 10-day period. As such, Apache will issue approximately one million shares of its common stock, after minimum tax withholding requirements, in four equal annual installments. The first and second installments have already been issued. Subsequent installments will be issued in 2009 and 2010 to eligible employees remaining with the Company during that period.
     On February 29, 2008, Apache’s share price exceeded the $108 threshold for the required 10-day period. As such, Apache will issue approximately two million shares of its common stock, after minimum tax withholding requirements, in four equal annual installments. The first installment was issued in March 2008. Subsequent installments will be issued in 2009, 2010 and 2011 to eligible employees remaining with the Company during that period.
     2008 Share Appreciation Program On May 7, 2008, the Stock Option Plan Committee of the Company’s Board of Directors, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan, approved the 2008 Share Appreciation Program (the “Program”) that provides incentives for employees to double Apache’s share price to $216 by the end of 2012, with an interim goal of $162 to be achieved by the end of 2010. To achieve the payout, the Company’s stock price must close at or above the stated threshold for 10 out of any 30 consecutive trading days before the end of the stated period. Under the Program, if the first threshold is achieved, approximately 1.1 million shares would be awarded at an intrinsic cost of approximately $180 million. Achieving the second threshold would result in awards of approximately 1.7 million shares at an intrinsic cost of approximately $359 million. Shares issued to employees would be reduced by the required minimum tax withholding. Awards under the Program are payable in five equal annual installments, beginning on a date not more than 30 days after a threshold is attained for the required measurement period and on the four succeeding anniversaries of the attainment date. Over 90 percent of the value would benefit non-executive employees.
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
     The weighted-average fair value, based on a Monte Carlo Simulation Model, was $84.32 per share, determined by using expected volatility of 27.35 percent, an expected dividend yield of 0.52 percent, and a risk free interest rate of 3.03 percent.
     On May 7, 2008, the Stock Option Plan Committee of Apache’s Board of Directors awarded its Chief Executive Officer 250,000 restricted stock units, 50,000 of which will vest on July 1, 2009. The remaining 200,000 shares will vest ratably on the first business day of the years 2010, 2011, 2012 and 2013. Upon vesting, the Company will issue one share of the Company’s common stock as settlement for each restricted stock unit. Thirty thousand of the shares vesting each year will not be eligible for sale by the executive until such time as he retires or otherwise terminates employment with the Company. This award was made under the terms of the Company’s 2007 Omnibus Equity Compensation Plan.
     In August 2008, the Company established, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan, the Non-Employee Directors’ Restricted Stock Units Program (the “RSU Program”). Each non-employee director was awarded 1,500 restricted stock units on August 14, 2008 under the RSU Program, with half of the restricted stock units vesting thirty days after the grant, and the other half vesting on the one-year anniversary date of the grant. Each year, all non-employee directors will be eligible to receive grants of restricted stock units comparable in value to the 2008 grant. Non-employee directors are required to choose, at the time of each award, whether such award will vest as 100 percent common stock or a combination of 40 percent cash and 60 percent common stock.

5. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine months ended September 30, 2008:

2008
(In thousands)
Asset retirement obligation at December 31, 2007	$1,866,686
Liabilities incurred	267,308
Liabilities settled	(471,923)
Accretion expense	77,146
Revisions in estimated liabilities	83,067

Asset retirement obligation at September 30, 2008	$1,822,284

Current portion	$359,975
Long-term portion	1,462,309
     ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. To determine the current present value of this obligation, some key assumptions the Company must make include the ultimate productive life of the properties, a risk adjusted discount rate, and an inflation factor. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.
     Liabilities settled primarily relate to individual properties plugged and abandoned during the period. Most of the current year abandonment activity was in the Gulf of Mexico, a portion of which relates to the continued abandonment of platforms destroyed in 2005 during Hurricanes Katrina and Rita.
     During the third quarter, four of the Company’s operated platforms and two non-operated platforms were destroyed as a result of Hurricane Ike. Upon completing an initial assessment of hurricane related damages, the Company increased the discounted ARO liability on the affected properties by $83 million. The revision reflects the increased costs and acceleration in expected timing to abandon the toppled or destroyed platforms.
6. COMMITMENTS AND CONTINGENCIES
Legal Matters
     Grynberg As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2007 fiscal year, in 2003, Jack J. Grynberg added Apache to lawsuits he began filing in 1997 against other natural gas producers, gatherers, and pipelines claiming that the defendants have underpaid royalty to the federal government and Indian tribes by mismeasurement of the volume and heating content of natural gas and are responsible for acts of others who mismeasured natural gas. The claims against Apache were dismissed, though Mr. Grynberg has appealed the dismissal. No material changes in this matter have occurred since the filing of our most recent annual report on Form 10-K.
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
     Hurricane Related Litigation As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2007 fiscal year, in a case styled Ned Comer, et al vs. Murphy Oil USA, Inc., et al, Case No: 1:05-cv-00436; U.S.D.C., United States District Court, Southern District of Mississippi, Mississippi property owners allege that hurricanes’ meteorological effects increased in frequency and intensity due to global warming, and there will be continued future damage from increasing intensity of storms and sea level rises. They claim this was caused by the various defendants (oil and gas companies, electric and coal companies, and chemical manufacturers). No material change in the status of this matter has occurred since the filing of our most recent annual report on Form 10-K.
     Australia Gas Pipeline Force Majeure As more fully described in Item 2 of this quarterly report on Form 10-Q, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas to customers under various long-term contracts. The subsidiaries and their joint venture participants have declared force majeure under those contracts. Although no litigation has been filed other than pre-action discovery proceedings by a single customer, a few customers have threatened to file suit challenging the declaration of force majeure under their contracts. Contract prices under their contracts are significantly below current spot prices for natural gas in Australia. If there were to be a successful challenge of the declaration of force majeure, approximately 90 percent of the natural gas volumes were sold by Company subsidiaries under long-term contracts that have liquidated damages provisions. Contractual liquidated damages under the long-term contracts with such provisions would not be expected to exceed $200 million AUD. No assurance can be given that customers would not assert claims in excess of contractual liquidated damages. While an adverse judgment against Company subsidiaries is possible if litigation is filed, Company subsidiaries do not believe any such claims would have merit and plan to vigorously pursue their defenses against any such claims. Exposure related to such claims is not currently determinable. Company subsidiaries believe that the event was a force majeure. In the event it is determined that the pipeline explosion was not a force majeure, Company subsidiaries believe that liquidated damages should be the extent of the damages under the long-term contracts with such provisions.
     By November 13, 2008, the Senate Economics Committee of the Parliament of Australia is expected to release its findings from public hearings to determine the economic impact of the gas shortage following the explosion on Varanus Island and the government’s response. The report will consist in part of losses alleged by some parties who have long-term contracts with Company subsidiaries (as described above), but also losses alleged by third parties who do not have contracts with Company subsidiaries (but who may have purchased gas that was re-sold by customers or who may have paid more for energy following the explosion or who lost wages or sales due to the inability to obtain energy or the increased price of energy). A timber industry group, whose members do not have a contract with Company subsidiaries, has announced that it intends to seek compensation for its members and their subcontractors from Company subsidiaries for $20 million AUD in losses allegedly incurred as a result of the gas supply shortage following the explosion. In Johnson Tiles Pty Ltd v. Esso Australia Pty Ltd [2003] VSC 27 (Supreme Court of Victoria, Gillard J presiding), which concerned a 1998 explosion at an Esso natural gas processing plant at Longford in East Gippsland, Victoria, the Court held that Esso was not liable for $1.3 billion AUD of pure economic losses suffered by claimants that had no contract with Esso, but was liable to such claimants for reasonably foreseeable property damage which Esso settled for $32.5 million plus costs. In reaching this decision the Court held that third-party claimants should have protected themselves from pure economic losses, through the purchase of insurance or the installation of adequate backup measures, in case of an interruption in their gas supply from Esso. While an adverse judgment against Company subsidiaries is possible if litigation is filed, Company subsidiaries do not believe any such claims would have merit and plan to vigorously pursue their defenses against any such claims. Exposure related to any such potential claims is not currently determinable.

     On October 10, 2008, the Australia National Offshore Petroleum Safety Authority (NOPSA) released a self-titled “Final Report” of the findings of its investigation into the pipeline explosion, prepared at the request of the Western Australian Department of Industry and Resources (DoIR). NOPSA concluded in its report that the evidence gathered to date indicates that the main causal factors in the incident were: (1) ineffective anti-corrosion coating at the beach crossing section of the 12” sales gas pipeline, due to damage and/or dis-bondment from the pipeline; (2) ineffective cathodic protection of the wet-dry transition zone of the beach crossing section of the 12” sales gas pipeline; and (3) ineffective inspection and monitoring by Company subsidiaries of the beach crossing and shallow water section of the 12” sales gas pipeline. NOPSA further concluded that the investigation identified that Apache Northwest Pty Ltd and its co-licensees may have committed offences under the Petroleum Pipelines Act 1969, Sections 36A & 38(b) and the Petroleum Pipelines Regulations 1970, Regulation 10, and that some findings may also constitute non-compliance with pipeline license conditions. NOPSA states in its report that an application for renewal of the pipeline license covering the area of the Varanus Island facility was granted in May 1985 with 21 years validity, and an application for renewal of the license was submitted to DoIR by Company subsidiaries in December 2005 and remains pending.
     Company subsidiaries disagree with NOPSA’s conclusions and believe that the NOPSA report is premature, based on an incomplete investigation and misleading. In a July 17, 2008 media statement, DoIR acknowledged, “The pipelines and Varanus Island facilities have been the subject of an independent validation report [by Lloyd’s Register] which was received in August 2007. NOPSA has also undertaken a number of inspections between 2005 and the present.” These and numerous other inspections, audits and reviews conducted by top international consultants and regulators did not identify any warnings that the pipeline had a corrosion problem or other issues that could lead to its failure. Company subsidiaries believe that the explosion was an unforeseeable event, and will work thoroughly and methodically to determine the root cause of the explosion.
     Other Matters The Company is involved in other litigation and is subject to government and regulatory controls in the normal course of business. The Company has an accrued liability of approximately $14 million for other legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. It is management’s opinion that the loss for any such other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations.
Environmental Matters
     As of September 30, 2008, the Company had an undiscounted reserve for environmental remediation of approximately $25 million. The Company is not aware of any environmental claims existing as of September 30, 2008, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or that past non-compliance with environmental laws will not be discovered on the Company’s properties.
Other Commitments
     In January 2008, Apache, BP plc and Chevron Corporation entered into a contract with Wild Well Control, Inc., to decommission certain downed platforms and related well facilities located offshore Louisiana in the Gulf of Mexico for a fixed fee of $750 million. Apache’s portion is 37.5 percent, or $281 million, which is included as part of the Company’s accrued ARO. We have spent $63 million of the $281 million as of September 30, 2008.
     Subsequent to the end of the third quarter, we extended the term of a drilling rig currently in use in our Australian drilling program representing a commitment of $328 million over a two-year period.
7. FAIR VALUE
  Fair Value Measurements
     The Company adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2008. SFAS No. 157 defines fair value and establishes disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheet. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

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
     The following table presents the Company’s material assets and liabilities measured at fair value for each hierarchy level as of September 30, 2008:

	As of September 30, 2008
		Fair Value Measurements Using
		Quoted Price		Significant
		in Active	Significant	Unobservable
	Total Fair	Markets	Other Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Crude Oil and Natural Gas Options	$13	$—	$13	$—

Liabilities:
Oil and Gas Collars	$604	$—	$604	$—
Fixed-Price Oil Swaps	342	—	342	—
     Derivative instruments are valued using forward commodity price curves provided by reputable third-party brokers. The fair value of derivative instruments are not actively quoted in the open market, and are valued using Level 2 inputs.
8. RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
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
     In December 2007, the FASB issued a revision to SFAS No. 141 “Business Combinations” (SFAS No. 141 (R)). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. SFAS No. 141 (R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Apache is currently evaluating the provisions of SFAS No. 141 (R) and assessing the impact, if any, it may have on the Company.
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

9. BUSINESS SEGMENT INFORMATION
     Apache has producing operations in six countries: the United States (Gulf Coast and Central regions), Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea, and Argentina. Early in the second quarter of 2008, we finalized contracts for two exploration blocks in Chile (reflected under “Other International”). Financial information by country is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
				(In thousands)
For the Quarter Ended September 30, 2008

Oil and Gas Production Revenues	$1,311,052	$462,470	$778,124	$76,817	$642,563	$97,856	$—	$3,368,882

Operating Income(1)	$734,907	$245,126	$606,142	$20,297	$286,704	$15,028	$—	$1,908,204

Other Income (Expense)
Other								(3,998)
General and administrative								(57,561)
Financing costs, net								(33,291)

Income Before Income Taxes								$1,813,354

For the Nine Months Ended September 30, 2008

Oil and Gas Production Revenues	$4,345,687	$1,384,790	$2,328,440	$328,415	$1,787,367	$276,250	$—	$10,450,949

Operating Income(1)	$2,587,714	$721,435	$1,870,362	$134,398	$806,239	$46,545	$—	$6,166,693

Other Income (Expense)
Other								1,867
General and administrative								(218,856)
Financing costs, net								(116,594)

Income Before Income Taxes								$5,833,110

Total Assets	$13,689,943	$7,824,649	$4,481,858	$2,443,667	$2,736,426	$1,792,951	$22,938	$32,992,432

For the Quarter Ended September 30, 2007

Oil and Gas Production Revenues	$1,101,328	$330,804	$516,536	$138,016	$331,827	$80,083	$—	$2,498,594

Operating Income(1)	$563,395	$107,753	$391,307	$61,236	$152,708	$13,087	$—	$1,289,486

Other Income (Expense)
Other								6,364
General and administrative								(61,405)
Financing costs, net								(60,367)

Income Before Income Taxes								$1,174,078

For the Nine Months Ended September 30, 2007

Oil and Gas Production Revenues	$3,023,617	$1,009,517	$1,382,778	$383,820	$942,334	$223,626	$—	$6,965,692

Operating Income(1)	$1,457,952	$388,366	$1,014,256	$163,819	$419,470	$34,270	$—	$3,478,133

Other Income (Expense)
Other								14,685
General and administrative								(200,065)
Financing costs, net								(165,788)

Income Before Income Taxes								$3,126,965

Total Assets	$12,121,829	$7,087,271	$3,085,358	$1,649,165	$2,144,419	$1,551,516	$11,360	$27,650,918

(1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income.

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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,290,323	$—	$—	$—	$2,086,279	$(7,720)	$3,368,882
Equity in net income (loss) of affiliates	842,215	36,760	27,015	124,596	(3,705)	(1,026,881)	—
Other	(51,534)	(24,263)	24,263	14,701	33,757	(922)	(3,998)

	2,081,004	12,497	51,278	139,297	2,116,331	(1,035,523)	3,364,884

OPERATING EXPENSES:
Depreciation, depletion and amortization	257,091	—	—	—	343,796	—	600,887
Asset retirement obligation accretion	16,174	—	—	—	8,796	—	24,970
Lease operating expenses	229,018	—	—	—	259,148	—	488,166
Gathering and transportation costs	11,928	—	—	—	38,167	(7,720)	42,375
Taxes other than income	57,863	—	—	—	246,417	—	304,280
General and administrative	43,661	—	—	—	14,822	(922)	57,561
Financing costs, net	32,780	(2,777)	4,523	14,152	(15,387)	—	33,291

	648,515	(2,777)	4,523	14,152	895,759	(8,642)	1,551,530

INCOME (LOSS) BEFORE INCOME TAXES	1,432,489	15,274	46,755	125,145	1,220,572	(1,026,881)	1,813,354
Provision (benefit) for income taxes	241,664	(7,628)	9,995	141	378,357	—	622,529

NET INCOME	1,190,825	22,902	36,760	125,004	842,215	(1,026,881)	1,190,825
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,189,405	$22,902	$36,760	$125,004	$842,215	$(1,026,881)	$1,189,405

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,086,882	$—	$—	$—	$1,430,813	$(19,101)	$2,498,594
Equity in net income (loss) of affiliates	317,145	15,825	18,700	(11,167)	(12,570)	(327,933)	—
Other	7,711	—	(51)	409	2,907	(4,612)	6,364

	1,411,738	15,825	18,649	(10,758)	1,421,150	(351,646)	2,504,958

OPERATING EXPENSES:
Depreciation, depletion and amortization	277,702	—	—	—	323,094	—	600,796
Asset retirement obligation accretion	17,768	—	—	—	6,668	—	24,436
Lease operating expenses	181,334	—	—	—	228,194	—	409,528
Gathering and transportation costs	16,241	—	—	—	37,747	(19,101)	34,887
Taxes other than income	48,520	—	—	—	90,941	—	139,461
General and administrative	49,262	—	—	—	16,754	(4,611)	61,405
Financing costs, net	46,894	—	4,514	14,112	(5,153)	—	60,367

	637,721	—	4,514	14,112	698,245	(23,712)	1,330,880

INCOME (LOSS) BEFORE INCOME TAXES	774,017	15,825	14,135	(24,870)	722,905	(327,934)	1,174,078
Provision (benefit) for income taxes	160,669	—	(1,690)	(4,008)	405,759	—	560,730

NET INCOME	613,348	15,825	15,825	(20,862)	317,146	(327,934)	613,348
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME ATTRIBUTABLE TO COMMON STOCK	$611,928	$15,825	$15,825	$(20,862)	$317,146	$(327,934)	$611,928

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$4,267,293	$—	$—	$—	$6,230,045	$(46,389)	$10,450,949
Equity in net income (loss) of affiliates	2,267,847	51,205	51,760	307,270	(4,893)	(2,673,189)	—
Other	(41,679)	(16,880)	16,804	44,024	2,365	(2,767)	1,867

	6,493,461	34,325	68,564	351,294	6,227,517	(2,722,345)	10,452,816

OPERATING EXPENSES:
Depreciation, depletion and amortization	845,486	—	—	—	1,003,558	—	1,849,044
Asset retirement obligation accretion	50,882	—	—	—	26,264	—	77,146
Lease operating expenses	644,344	—	—	—	745,198	—	1,389,542
Gathering and transportation costs	32,904	—	—	—	136,603	(46,389)	123,118
Taxes other than income	173,689	—	—	—	671,717	—	845,406
General and administrative	176,373	—	—	—	45,250	(2,767)	218,856
Financing costs, net	102,882	(8,272)	13,518	42,378	(33,912)	—	116,594

	2,026,560	(8,272)	13,518	42,378	2,594,678	(49,156)	4,619,706

INCOME (LOSS) BEFORE INCOME TAXES	4,466,901	42,597	55,046	308,916	3,632,839	(2,673,189)	5,833,110
Provision (benefit) for income taxes	809,334	(3,056)	3,841	432	1,364,992	—	2,175,543

NET INCOME	3,657,567	45,653	51,205	308,484	2,267,847	(2,673,189)	3,657,567
Preferred stock dividends	4,260	—	—	—	—	—	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK	$3,653,307	$45,653	$51,205	$308,484	$2,267,847	$(2,673,189)	$3,653,307

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$2,977,123	$—	$—	$—	$4,082,417	$(93,848)	$6,965,692
Equity in net income (loss) of affiliates	904,001	22,568	31,714	24,370	(39,099)	(943,554)	—
Other	21,533	—	(117)	—	(3,964)	(2,767)	14,685

	3,902,657	22,568	31,597	24,370	4,039,354	(1,040,169)	6,980,377

OPERATING EXPENSES:
Depreciation, depletion and amortization	775,454	—	—	—	947,362	—	1,722,816
Asset retirement obligation accretion	52,948	—	—	—	19,686	—	72,634
Lease operating expenses	573,525	—	—	—	624,777	—	1,198,302
Gathering and transportation costs	42,741	—	—	—	151,692	(93,848)	100,585
Taxes other than income	130,705	—	—	—	262,517	—	393,222
General and administrative	162,650	—	—	—	40,182	(2,767)	200,065
Financing costs, net	134,469	—	13,540	42,336	(24,557)	—	165,788

	1,872,492	—	13,540	42,336	2,021,659	(96,615)	3,853,412

INCOME (LOSS) BEFORE INCOME TAXES	2,030,165	22,568	18,057	(17,966)	2,017,695	(943,554)	3,126,965
Provision (benefit) for income taxes	290,330	—	(4,511)	(12,383)	1,113,694	—	1,387,130

NET INCOME	1,739,835	22,568	22,568	(5,583)	904,001	(943,554)	1,739,835
Preferred stock dividends	4,260	—	—	—	—	—	4,260

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,735,575	$22,568	$22,568	$(5,583)	$904,001	$(943,554)	$1,735,575

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,548,120	$(12,424)	$(11,967)	$(26,375)	$3,531,214	$—	$6,028,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,663,706)	—	—	—	(2,399,269)	—	(4,062,975)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(420,850)	—	(420,850)
Restricted cash	(13,844)	—	—	—	—	—	(13,844)
Proceeds from sale of oil & gas properties	206,748	—	—	—	99,953	—	306,701
Investment in subsidiaries, net	(230,924)	(12,975)	—	—	—	243,899	—
Other, net	(34,814)	—	—	—	(7,695)	—	(42,509)

NET CASH USED IN INVESTING ACTIVITIES	(1,736,539)	(12,975)	—	—	(2,727,861)	243,899	(4,233,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and money market borrowings, net	(138,511)	—	65	56	(30,652)	—	(169,042)
Payments on fixed-rate debt	—	—	—	—	(353)	—	(353)
Dividends paid	(187,735)	4,940	(1,073)	(2,130)	143,313	(145,050)	(187,735)
Common stock activity	31,207	—	—	—	—	—	31,207
Treasury stock activity, net	4,171	19,975	12,975	26,699	39,200	(98,849)	4,171
Cost of debt and equity transactions	(1,224)	—	—	—	—	—	(1,224)
Other	44,115	—	—	—	2,551	—	46,666

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(247,977)	24,915	11,967	24,625	154,059	(243,899)	(276,310)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	563,604	(484)	—	(1,750)	957,411	—	1,518,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,626	484	1	1,751	119,961	—	125,823

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$567,230	$—	$1	$1	$1,077,372	$—	$1,644,604

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,692,991	$—	$(12,758)	$(1,021,084)	$2,218,323	$—	$3,877,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,486,331)	—	—	—	(1,919,351)	—	(3,405,682)
Acquisition of Anadarko properties	(1,004,581)	—	—	—	—	—	(1,004,581)
Additions to gas gathering, transmission and processing facilities	—	—	—	—	(301,226)	—	(301,226)
Restricted cash
Proceeds from sale of oil & gas properties	4,623	—	—	—	6,451	—	11,074
Investment in subsidiaries, net	(1,061,800)	(12,525)	—	—	(1,034,017)	2,108,342	—
Other, net	(51,011)	—	—	—	(80,769)	—	(131,780)

NET CASH USED IN INVESTING ACTIVITIES	(3,599,100)	(12,525)	—	—	(3,328,912)	2,108,342	(4,832,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and money market borrowings, net	3,409,588	—	233	(2,426)	85,982	(37,380)	3,455,997
Payments on fixed-rate debt	(2,388,100)	—	—	—	(26,859)	—	(2,414,959)
Dividends paid	(153,421)	—	—	—	—	—	(153,421)
Common stock activity	22,707	12,525	12,525	1,023,510	1,022,402	(2,070,962)	22,707
Treasury stock activity, net	12,474	—	—	—	—	—	12,474
Cost of debt and equity transactions	(18,000)	—	—	—	—	—	(18,000)
Other	20,823	—	—	—	—	—	20,823

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	906,071	12,525	12,758	1,021,084	1,081,525	(2,108,342)	925,621

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38)	—	—	—	(29,064)	—	(29,102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,148	—	1	1	136,374	—	140,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,110	$—	$1	$1	$107,310	$—	$111,422

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$567,230	$—	$1	$1	$1,077,273	$—	$1,644,504
Receivables, net of allowance	608,053	—	—	2,373	1,069,605	—	1,680,031
Inventories	42,246	—	—	—	437,477	—	479,723
Drilling advances and others	262,010	—	—	—	105,925	—	367,934
Short-term investments	—	—	—	—	100	—	100

	1,479,538	—	1	2,374	2,690,379	—	4,172,292

PROPERTY AND EQUIPMENT, NET	12,907,731	—	—	—	15,211,087	—	28,118,818

OTHER ASSETS:
Intercompany receivable, net	1,225,943	—	—	—	—	(1,225,943)	—
Restricted cash	13,844	—	—	—	—	—	13,844
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	12,821,112	484,889	692,281	2,003,426	(183,136)	(15,818,572)	—
Deferred charges and other	221,345	—	—	1,003,431	273,450	(1,000,000)	498,226

	14,282,244	484,889	692,281	3,006,857	279,566	(18,044,515)	701,322

	$28,669,513	$484,889	$692,282	$3,009,231	$18,181,032	$(18,044,515)	$32,992,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$—	$99,955	$—	$40,559	$—	$140,514
Accounts payable	475,010	—	—	—	227,133	—	702,143
Other accrued expenses	1,194,450	4,493	158,959	311,786	1,629,903	(1,225,943)	2,073,648

	1,669,460	4,493	258,914	311,786	1,897,595	(1,225,943)	2,916,305

LONG-TERM DEBT	3,264,410	—	—	647,052	5,866	—	3,917,327

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,013,286	(3,056)	(34,641)	4,394	2,532,435	—	4,512,418
Advances from gas purchasers	—	—	—	—	—	—	—
Asset retirement obligation	856,111	—	—	—	606,198	—	1,462,309
Derivative instruments	600,693	16,880	(16,880)	—	81,089	—	681,782
Other	1,502,447	—	—	—	236,737	(1,000,000)	739,184

	4,972,537	13,824	(51,521)	4,394	3,456,459	(1,000,000)	7,395,693

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS’ EQUITY	18,763,106	466,572	484,889	2,045,999	12,821,112	(15,818,572)	18,763,106

	$28,669,513	$484,889	$692,282	$3,009,231	$18,181,032	$(18,044,515)	$32,992,432

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,626	$—	$1	$1,751	$120,445	$—	$125,823
Receivables, net of allowance	883,022	—	—	—	1,053,955	—	1,936,977
Inventories	25,445	—	—	—	435,766	—	461,211
Drilling advances and others	140,335	—	—	—	87,905	—	228,240
Short-term investments

	1,052,428	—	1	1,751	1,698,071	—	2,752,251

PROPERTY AND EQUIPMENT, NET	11,858,362	—	—	—	13,373,231	—	25,231,593

OTHER ASSETS:
InterCompany receivable, net	1,080,893	—	(170,000)	(253,268)	(657,625)	—	—
Restricted cash
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	10,512,679	451,161	670,908	2,137,603	(168,977)	(13,603,374)	—
Deferred charges and other	211,399	—	—	1,003,668	246,488	(1,000,000)	461,555

	$24,715,761	$451,161	$500,909	$2,889,754	$14,680,440	$(14,603,374)	$28,634,651

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$139,100	$—	$—	$—	$75,974	$—	$215,074
Accounts payable	414,733	—	—	—	203,204	—	617,937
Other accrued expenses	1,170,670	—	(12,994)	39,438	634,891	—	1,832,005

	1,724,503	—	(12,994)	39,438	914,069	—	2,665,016

LONG-TERM DEBT	3,263,820	—	99,890	646,996	899	—	4,011,605

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,582,346	—	(37,148)	5,630	2,374,155	—	3,924,983
Advances from gas purchasers	12,004	—	—	—	—	—	12,004
Asset retirement obligation	962,287	—	—	—	594,622	—	1,556,909
Derivative instruments	346,408	—	—	—	35,383	—	381,791
Other	1,446,414	—	—	9,317	248,633	(1,000,000)	704,364

	4,349,459	—	(37,148)	14,947	3,252,793	(1,000,000)	6,580,051

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS’ EQUITY	15,377,979	451,161	451,161	2,188,373	10,512,679	(13,603,374)	15,377,979

	$24,715,761	$451,161	$500,909	$2,889,754	$14,680,440	$(14,603,374)	$28,634,651

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements as of September 30, 2008, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements as of December 31, 2007, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Apache Corporation (Apache) is an independent energy company whose principal business includes exploration, development and production of crude oil, natural gas and natural gas liquids. We operate in six countries: the United States, Canada, Egypt, Australia, offshore the United Kingdom in the North Sea and Argentina. Early in the second quarter of 2008, we finalized contracts for two exploration blocks in Chile.
     Third-quarter 2008 earnings were Apache’s second highest on record, surpassed only by earnings in the second quarter of 2008. Our 2008 earnings through September totaled $10.84 per diluted common share, $2.45 ahead of 2007 full-year earnings. Crude oil and natural gas prices remained strong through July but began weakening in August and September. Since the end of the third quarter, we have seen further price reduction with the perception of future demand being altered by turmoil in the financial markets and diminished economic outlook. Third-quarter production was impacted by four named storms in the Gulf of Mexico (discussed below) and production remaining shut-in because of the June 3, 2008 pipeline explosion and fire at the Varanus Island gas processing and transportation hub offshore Western Australia operated by subsidiaries of the Company.
Third Quarter 2008 compared to Third Quarter 2007
     Apache earned $1.2 billion, or $3.52 per diluted common share, in the third quarter of 2008, nearly double the $612 million ($1.83 per share) earned in the same quarter of 2007. Cash flow from operating activities totaled $2.3 billion, compared to $1.4 billion last year, an increase of 60 percent. The 2008 third-quarter effective tax rate and earnings were impacted by a $114 million non-cash tax benefit, primarily deferred taxes, related to the strengthening U.S. dollar. The 2007 third-quarter effective tax rate and earnings were impacted by a $114 million non-cash tax charge, primarily deferred taxes, related to the weakening U.S. dollar.
     Oil and gas production revenues totaled $3.4 billion, 35 percent higher than the 2007 comparable quarter, on substantially higher price realizations. Crude oil realizations averaged $101.04 a barrel, 43 percent above 2007 third-quarter prices, while natural gas realizations averaged $7.43 per thousand cubic feet (Mcf), up 49 percent. While these quarterly price realizations were substantially above year-ago prices, they were down from our second-quarter 2008 record price realizations and will fall further if recent market price trends continue throughout the fourth quarter of 2008. This quarter’s pre-tax margin was the second highest in our history, up 70 percent from the 2007 third quarter. For a more detailed discussion of our revenue and cost components, please refer to Results of Operations in this Item 2.

Pre-tax Margins
	For the Quarter Ended September 30,
	2008	2007
	(In thousands, except margin)
Income before Income Taxes	$1,813,354	$1,174,078
Barrels of oil equivalent produced	46,982	51,650
Pre-tax margin per boe produced	$38.60	$22.73
Year-to-Date 2008 compared to Year-to-Date 2007
     Apache earned a record $3.7 billion, or $10.84 per diluted common share, for the nine-month period ending September 30, 2008, more than double the $1.7 billion, or $5.19 per share, earned in the same period last year. Cash flow from operating activities totaled $6.0 billion for the nine-month period, compared to $3.9 billion last year, an increase of 55 percent. The 2008 period effective tax rate and earnings were impacted by a $127 million non-cash tax benefit, primarily on deferred taxes, related to the strengthening U.S. dollar. The 2007 period effective tax rate and earnings were impacted by a $182 million non-cash deferred tax charge related to the weakening U.S. dollar, partially offset by a $17 million Canadian tax rate reduction benefit.

     The Company generated $10.5 billion of oil and gas production revenues, surpassing 2007 full-year revenues and 50 percent higher than the 2007 nine-month period. Crude oil realizations averaged $100.17 a barrel, 57 percent above 2007 year-to-date prices, while natural gas realizations averaged $7.30 per Mcf, up 39 percent. Apache’s pre-tax margin for the period was nearly double the 2007 period margin. For a more detailed discussion of our revenue and cost components, please refer to Results of Operations in this Item 2.

Pre-tax Margins
	For the Nine Months Ended
	September 30,
	2008	2007
	(In thousands, except margin)
Income before Income Taxes	$5,833,110	$3,126,965
Barrels of oil equivalent produced	147,922	151,985
Pre-tax margin per boe produced	$39.43	$20.57
Third Quarter 2008 Operating Highlights
U.S. Gulf Coast
     During the third quarter of 2008, four named storms struck the Gulf of Mexico, impacting the Company’s U.S. Gulf Coast operations. Three of these storms, Hurricane Dolly, Tropical Storm Edouard and Hurricane Gustav, required only temporary curtailment of production and caused minor damage to the Company’s production platforms. Even though the other storm, Hurricane Ike, caused widespread damage to both onshore and offshore production and transportation facilities, the majority of the Company’s 459 offshore operated platforms escaped with minor damage. Three Company-operated and two non-operated platforms were toppled. One other platform was destroyed by fire and will not be repaired. Another four operated platforms sustained major damage that will require significant repair. All were minor producers and had no significant reserves. Additionally, third-party pipelines and processing facilities, on which the Company relies to transport and process the crude oil and natural gas it produces, were damaged. Restoration of full production is dependent on numerous factors, most of which are beyond the Company’s control. The majority of the production should be restored by the end of 2008. The impact on operations and results follows:
     Production — Substantially all of Apache’s net production shut-in during the third quarter occurred late in September and averaged approximately 112 million cubic feet per day (MMcf/d) of natural gas and 17,900 barrels per day of oil (b/d). As of early November 2008, the Gulf Coast region was producing a net 283 MMcf/d of natural gas and 42,000 b/d of oil.
     Financial Results — The impact of the hurricanes on the Company’s third-quarter 2008 financial results included $262 million of lower crude oil and natural gas revenues. As of the end of the quarter, the Company had not incurred any meaningful capital or repair expenditures. During the fourth quarter, Apache expects repair costs to range from $60 million to $80 million, in line with the Company’s estimated insurance coverage deductibles.
     Assessment of Damage — The Company is continuing its assessment of damage caused by Hurricane Ike and is unable to estimate the ultimate costs of abandonment and repair at this time. Four operated production platforms were destroyed and four were severely damaged during Hurricane Ike. Prior to Hurricane Ike, aggregate net production from destroyed and damaged platforms was approximately 1,400 b/d of oil and 9 MMcf/d of gas. Additionally, two non-operated structures at Eugene Island 330 were destroyed. All but approximately 1,100 barrels of oil equivalent (boe) per day of production will ultimately be restored.
     Insurance Coverage — The Company carries property damage insurance for windstorm in the Gulf of Mexico of $250 million, subject to a $100 million deductible, per event. The deductible will be prorated based on the Company’s working interest in the damaged properties. The $250 million in coverage is provided through Oil Insurance Ltd (OIL) and will be prorated down if total claims received by the insurer for a single event exceed $750 million. The Company carries another $150 million in aggregate for the policy year, purchased in the commercial market. As of early November, OIL has indicated that losses for Hurricane Ike could exceed their aggregate limit. The total impact will not be known until all claims are filed.

Egypt
     During the third quarter, several notable wells were drilled in Egypt. The East Bahariya and East Beni Suef concession wells tested at 1,145 b/d and 930 b/d, respectively. These two discoveries potentially add to our inventory of water-flood projects. In the Khalda Offset concession, a gas-condensate wildcat discovery tested 11 MMcf/d of gas and 5,027 b/d of condensate. The Heqet-2 well, located in the Greater Khalda area of Egypt’s Western Desert, tested 2,100 b/d from a previously untested Jurassic Safa formation at a depth of 14,430–14,450 feet. We also announced that the Umbarka-174 well tested 4,300 b/d in the main Alem el Bueib (AEB) field in the north central portion of the Greater Khalda area.
     Subsequent to the end of the third quarter, we announced the WKAL-C-1X discovery on the West Kalabsha concession. The well tested 4,746 b/d and 4.4 MMcf/d of gas in the Jurassic Safa formation. The WKAL-C-1X discovery had similar characteristics to the Heqet-2 well and represents the westernmost oil ever discovered in Egypt, confirming our exploration model for this area of the Faghur Basin.
Australia
     Varanus Island — On June 3, 2008, subsidiaries of the Company reported a gas pipeline explosion and fire at the Varanus Island gas processing and transportation hub offshore Western Australia, which shut-in production at the John Brookes field and Harriet Joint Venture. The Island’s operations account for approximately 195 million cubic feet (MMcf) of natural gas and 5,400 barrels of oil per day (net to Apache subsidiaries). On August 5, 2008, partial production was reestablished from the John Brookes field. By the end of the quarter, the field was producing at the full capacity of the John Brookes facility. Production from the Harriet Joint Venture remains shut-in, awaiting facility repairs. The John Brookes field accounted for approximately 60 percent and 25 percent of the island’s pre-incident natural gas and oil production, respectively. Production from the Harriet Joint Venture, which accounted for the remaining 40 percent and 75 percent of the island’s pre-incident natural gas and oil production, respectively, is currently projected to be restored in the fourth quarter. The Harriet Joint Venture facilities are located adjacent to the pipeline explosion and will require significant repairs to restore production. Company subsidiaries operate the facilities and own a 68.5 percent interest in the Harriet Joint Venture and a 55 percent interest in the John Brookes field. Company subsidiaries maintain replacement cost insurance, subject to a deductible of approximately $7 million, with adequate limits to cover fully their share of the estimated cost of restoring the Varanus Island facilities.
     Drilling Results — During the third quarter of 2008, four wells reached total depth. Three of the wells found commercial quantities of hydrocarbons. The Lee-4 intersected four pay zones in the North Rankin, Brigadier, Mungaroo “A” and Mungaroo “B” formations and is currently being completed as a future gas producer. The Simpson-9 and Simpson-10 oil wells have been perforated and are waiting on repairs to the Harriet Joint Venture facilities to commence production.
North Sea
     Drilling successes and improved platform operating efficiencies enabled the region’s third-quarter 2008 production to reach 61,305 boe per day, the region’s best daily production average since the second quarter of 2006.
Argentina
     We completed our 2,500 square kilometer three dimensional seismic shoot in the Tierra del Fuego province and have identified over 100 potential features to drill in the future.
Chile
     During the third quarter of 2008, we commenced a seismic program on the two exploration blocks we acquired early in the second quarter of 2008.

Results of Operations
  Revenues

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
Revenues (in thousands):
Oil	$2,253,270	67%	$1,627,467	65%	$6,979,894	67%	$4,261,017	61%
Natural gas	1,057,040	31%	819,351	33%	3,290,342	31%	2,568,847	37%
Natural gas liquids	58,572	2%	51,776	2%	180,713	2%	135,828	2%

Total	$3,368,882	100%	$2,498,594	100%	$10,450,949	100%	$6,965,692	100%

     Effect of cash flow hedges included in oil and gas revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)
Increase (decrease) in crude oil revenues	$(168)	$(40)	$(472)	$(30)
Increase (decrease) in natural gas revenues	(19)	35	(29)	42

Total increase (decrease) in oil and gas revenues	$(187)	$(5)	$(501)	$12

Percentage of oil and gas revenues	5%	*	5%	*

*	Less than one percent

  Production and Pricing
     The table below presents oil and gas production revenues, production and average prices realized from sales of natural gas, oil and natural gas liquids.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Oil Volume — Barrels per day:
United States	80,284	97,025	(17.25)%	93,622	87,660	6.80%
Canada	16,655	18,451	(9.73)%	17,247	18,838	(8.45)%
Egypt	64,803	60,395	7.30%	64,082	60,219	6.41%
Australia	7,083	14,685	(51.77)%	8,286	14,308	(42.09)%
North Sea	60,856	48,888	24.48%	58,740	52,572	11.73%
Argentina	12,729	11,708	8.72%	12,342	11,266	9.55%

Total (1)	242,410	251,152	(3.48)%	254,319	244,863	3.86%

Average Oil price — Per barrel:
United States	$93.69	$67.70	38.39%	$91.48	$61.75	48.15%
Canada	111.81	73.95	51.20%	108.10	63.74	69.60%
Egypt	105.60	74.04	42.63%	110.01	66.50	65.43%
Australia	99.66	76.65	30.02%	111.86	73.30	52.61%
North Sea	113.56	73.18	55.18%	110.08	65.21	68.81%
Argentina	50.95	49.70	2.52%	48.76	45.52	7.12%
Total (2)	101.04	70.43	43.46%	100.17	63.74	57.15%

Natural Gas Volume — Mcf per day:
United States	635,891	763,693	(16.73)%	712,529	768,520	(7.29)%
Canada	349,000	386,659	(9.74)%	355,834	386,312	(7.89)%
Egypt	287,231	241,919	18.73%	254,786	239,951	6.18%
Australia	54,726	194,520	(71.87)%	124,888	195,242	(36.03)%
North Sea	2,697	1,721	56.71%	2,604	1,851	40.68%
Argentina	217,091	196,168	10.67%	193,257	203,524	(5.04)%

Total (3)	1,546,636	1,784,680	(13.34)%	1,643,898	1,795,400	(8.44)%

Average Natural Gas price — Per Mcf:
United States	$9.96	$6.59	51.14%	$9.64	$6.95	38.71%
Canada	8.70	5.54	57.04%	8.63	6.25	38.08%
Egypt	5.62	4.72	19.07%	5.68	4.42	28.51%
Australia	2.36	1.93	22.28%	2.18	1.83	19.13%
North Sea	27.17	16.98	60.01%	21.88	12.80	70.94%
Argentina	1.41	0.93	51.61%	1.53	1.03	48.54%
Total (4)	7.43	4.99	48.70%	7.30	5.24	39.31%

Natural Gas Liquids (NGL)
Volume — Barrels per day:
United States	5,450	7,766	(29.82)%	6,636	7,677	(13.56)%
Canada	2,034	2,253	(9.72)%	2,046	2,199	(6.96)%
Argentina	3,005	2,794	7.55%	2,877	2,749	4.66%

Total	10,489	12,813	(18.14)%	11,559	12,625	(8.44)%

Average NGL Price — Per barrel:
United States	$72.82	$47.18	54.35%	$64.49	$41.64	54.88%
Canada	63.77	40.39	57.89%	58.62	37.05	58.22%
Argentina	36.63	37.74	(2.94)%	38.81	35.07	10.66%
Total	60.70	43.92	38.21%	57.06	39.41	44.79%

(1)	Approximately 20 percent and 19 percent of oil production was subject to financial derivative hedges for the third quarter and nine-month period of 2008, respectively; 20 percent and 18 percent for the 2007 third quarter and nine-month period, respectively.

(2)	Reflects a per barrel reduction of $7.54 and $6.77 for the 2008 third quarter and nine-month period, respectively; a decrease of $1.71 and $.44 for the 2007 third quarter and nine-month period, respectively.

(3)	Approximately 22 percent and 20 percent of natural gas production was subject to financial derivative hedges for the third quarter and nine-month period of 2008, respectively; 20 percent and 18 percent for the 2007 third quarter and nine-month period, respectively.

(4)	Reflects a per Mcf reduction of $.13 and $.06 for the 2008 third quarter and nine-month period, respectively, an increase of $.21 and $.09 the 2007 third quarter and nine-month period, respectively.

Third Quarter 2008 compared to Third Quarter 2007
     Crude Oil Revenues Third-quarter 2008 crude oil revenues increased $626 million on a 43 percent increase in average realized price. Production was three percent lower.
     U.S. oil revenues were $88 million higher, driven by a 38 percent increase in realized crude oil prices. Revenue growth was restricted by the 17,900 b/d of estimated production shut-in from tropical storm and hurricane activity in the Gulf Coast region. Gulf Coast region production was 28 percent lower on a comparable basis, but would have been up three percent absent storm-related downtime. Production gains in the Gulf Coast region from drilling and recompletion activities were largely offset by natural decline and non-hurricane downtime. Central region production was down two percent following property divestitures.
     Egyptian crude oil revenues increased $218 million on a 43 percent increase in price realizations and a seven percent increase in production. Price realizations averaged $105.60 per barrel, up $31.56 from 2007. Oil production in Egypt increased 4,408 b/d as new discoveries and recompletion and workover activities combined to more than offset the impact that higher commodity prices have on cost recovery volumes. Production gains were made in several concessions, most notably from new wells in East Baharyia, Matruh and Umbarka, and successful recompletions in Matruh and El Diyur.
     North Sea crude oil revenues rose $307 million, nearly double last year’s third-quarter amount. Production was 24 percent higher primarily because of timing of annual maintenance and successful drilling and workover programs. Oil realizations increased 55 percent, averaging $113.56 per barrel.
     Canadian oil revenues rose $46 million on a 51 percent increase in price realizations. Prices increased $37.86 to $111.81 per barrel. Production was down 10 percent on natural decline and property divestitures, which more than offset gains from drilling and recompletion activities.
     Argentina’s crude oil revenues increased 11 percent, or $6 million from last year, on a nine percent increase in production and a three percent increase in realized prices. New wells in Tierra del Fuego area and successful recompletions in the El Santigueño field drove production gains. Price restrictions in Argentina limited oil price realizations and our ability to sell production at prevailing world prices.
     Australian oil revenues fell $39 million compared to the third quarter of 2007, primarily because production was 52 percent lower than the prior-year quarter. Output was severely impacted by the June 3, 2008, pipeline explosion and fire at Varanus Island which shut-in all production from the John Brookes and Harriet Joint Venture. In the month prior to the explosion, the fields were producing at an average net rate of 1,348 and 4,049 b/d, respectively. On August 5, 2008, partial production was restored at the John Brookes field, and in September, the field averaged 1,144 b/d. Production from the John Brookes field was fully restored in early October 2008. The Harriet Joint Venture remains shut-in awaiting repairs, and production is expected to come back online in the fourth quarter of 2008.
     Natural Gas Revenues Third-quarter natural gas revenues increased $238 million driven by a 49 percent increase in realized prices. Worldwide production was down 13 percent. All core gas producing regions, with the exception of Australia, realized higher natural gas revenues.
     U.S. natural gas revenues increased $119 million as natural gas price realizations averaged $9.96, up $3.37 per Mcf from the prior-year period. Gulf Coast daily production was 29 percent lower on natural decline and approximately 112 MMcf/d of estimated production shut-in from tropical storms and hurricane activity in the Gulf Coast region, which more than offset gains from drilling and recompletion activity. Central region production was up two percent on acquired properties and drilling and recompletion activity, which more than offset natural decline and downtime.
     Egyptian gas revenues were $43 million higher than the comparable 2007 quarter. A 19 percent increase in both price realizations and production led to stronger revenues. Production was higher at the Khalda concession where the prior year’s quarter was negatively impacted by non-recurring gas plant shut-ins at Obayied and Salam. Production also rose with new wells at our Northeast Abu Gharadig Concession.

     Canadian gas revenues increased $82 million, or 42 percent, led by stronger prices. Third-quarter natural gas realizations averaged $8.70 per Mcf, 57 percent higher than the prior year. Natural decline and property divestitures lowered production by 10 percent.
     Argentina’s natural gas revenues increased $11 million, or 67 percent, over last year on a 52 percent increase in realized price and an 11 percent rise in production. A successful drilling and workover program in the Neuquén Basin more than offset export and pipeline restrictions at Tierra del Fuego.
     Third-quarter 2008 Australian gas revenues fell $23 million from prior year, with production down 72 percent. As discussed above, the John Brookes and Harriet Joint Venture were shut-in following the pipeline explosion and fire at Varanus Island. In the month prior to the explosion, the fields were producing at an average net rate of 116,310 Mcf/d and 78,796 Mcf/d, respectively. On August 5, 2008, partial production was restored at the John Brookes field, and in September, the field averaged a net 107,286 Mcf/d. Production was fully restored in early October 2008. The Harriet Joint Venture remains shut-in awaiting repairs, and production is expected to come back online in the fourth quarter of 2008.
Year-to-Date 2008 compared to Year-to-Date 2007
     Crude Oil Revenues Year-to-date crude oil revenues increased $2.7 billion on a 57 percent increase in average realized price and a four percent increase in daily production.
     U.S. oil revenues were $869 million higher, driven by a 48 percent increase in realized crude oil prices and a seven percent increase in daily production. Production increased six percent in the Gulf Coast region and seven percent in the Central region. Gulf Coast region production gains were associated with drilling and recompletion activity. Production shut-in because of the hurricanes averaged an estimated 6,000 b/d. Central region production was up from Permian Basin properties acquired at the end of March 2007. Prices in the U.S. averaged $91.48 per barrel in 2008 compared to $61.75 in 2007.
     Egypt’s crude oil revenues increased $838 million on a 65 percent increase in realized price and a six percent increase in daily crude oil production. Egypt’s 2008 price realizations were up $43.51 to $110.01 per barrel. Oil production in Egypt increased 3,863 b/d as new discoveries and recompletion and workover activities combined to more than offset the impact that higher commodity prices have on cost recovery volumes. Production rose on new wells at East Bahariya and development drilling at Umbarka.
     North Sea oil revenues increased $836 million, 89 percent higher than last year’s nine-month period. Revenue gains were driven by a 69 percent increase in realized price and a 12 percent increase in production. Oil price realizations averaged $110.08, up $44.87 per barrel. Production was higher with gains from new wells and workover activity more than offsetting natural decline.
     Canada’s oil revenues increased $183 million. Realized prices were up 70 percent and averaged $108.10 per barrel. Daily production declined eight percent on divested properties and natural decline in various fields, which more than offset drilling and recompletion activity.
     Argentina’s crude oil revenues increased $25 million with production up 10 percent and realized prices up seven percent. Higher production was related to successful drilling, workover and recompletion activities, particularly at Tierra del Fuego. Price restrictions in Argentina limited our oil price realizations and our ability to sell production at prevailing world prices.
     Australia’s oil revenues fell $32 million in the first nine months of 2008 compared to 2007. Production fell 6,022 b/d, a decline of 42 percent, on the Varanus Island pipeline explosion and fire previously mentioned.
     Natural Gas Revenues Year-to-date natural gas revenues increased $721 million, driven by a 39 percent increase in realized natural gas prices. Worldwide production was down eight percent from 2007. All core gas producing regions saw higher natural gas revenues.
     U.S. natural gas revenues increased $423 million. Natural gas prices averaged $9.64, up $2.69 per Mcf. Production declined seven percent. Central region daily production was up four percent on drilling and recompletion activities and incremental volumes from Permian Basin properties acquired at the end of March 2007.

Gulf Coast daily production was 14 percent lower on natural decline as well as downtime related to the hurricanes, which more than offset gains from drilling and recompletion activities.
     Canada’s natural gas revenues increased $182 million on a 38 percent increase in realized natural gas prices. Gas price realizations climbed $2.38 to $8.63 per Mcf. Natural gas production decreased eight percent because of natural decline in various areas and property divestitures.
     Egyptian gas revenues rose $107 million over last year’s amount on a six percent rise in production and a 29 percent increase in price realizations. Production from new discoveries and recompletion activities more than offset the reduction in cost recovery barrels associated with higher commodity prices. The production growth came from new wells and less relative downtime at Northeast Abu Gharadig and recompletion activities at Matruh.
     Argentina’s natural gas revenues increased $23 million, driven by a 49 percent increase in realized price. Production was down five percent, negatively impacted by gas re-injections at Tierra del Fuego related to gas export and pipeline restrictions.
     Australia’s natural gas revenues were down $23 million year-over-year, with sales impacted by a 36 percent drop in production related to the Varanus Island pipeline explosion and fire previously discussed.
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis or on an absolute dollar basis, or both, depending on their relevance.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization (DD&A):
Oil and gas property	$560	$565	$11.93	$10.94	$1,734	$1,619	$11.72	$10.65
Other assets	41	36	.86	.70	115	104	.78	.68

Total DD&A	601	601			1,849	1,723
Asset retirement obligation accretion	25	24	.53	.47	77	73	.52	.48
Lease operating costs	488	410	10.39	7.93	1,390	1,198	9.39	7.88
Gathering and transportation costs	43	35	.90	.67	123	100	.83	.66
Taxes other than income	304	140	6.48	2.70	846	393	5.72	2.59
General and administrative expense	58	61	1.22	1.19	219	200	1.48	1.32
Financing costs, net	33	60	.71	1.17	116	166	.79	1.09

Total	$1,552	$1,331	$33.02	$25.77	$4,620	$3,853	$31.23	$25.35

Third Quarter 2008 compared to Third Quarter 2007
     Depreciation, Depletion and Amortization (DD&A) The following table details the changes in depletion of oil and gas properties between the three-month periods ended September 30, 2008 and 2007.

For the Quarter
Ended
September 30,
(In millions)
2007 depletion	$565
Volume change	(65)
Rate change	60

2008 depletion	$560

     Full-cost depletion expense of $560 million decreased $5 million on an absolute dollar basis; $65 million on lower volumes, partially offset by a $60 million rate increase. The Company’s full-cost depletion rate increased $.99 to $11.93 per boe. The increase in rate reflects drilling and finding costs that continue to exceed our historical cost basis. The higher industry-wide costs, which also impact estimates of future development costs, have been driven by increased demand for drilling services, a consequence of recent higher oil and gas prices.
     Lease Operating Expenses (LOE) LOE increased 19 percent on an absolute dollar basis. On a per unit basis LOE was up 31 percent, or $2.46 per boe, with $1.17 of the increase associated with production shut-in at Varanus Island and in our Gulf Coast region because of the hurricanes.
     Factors impacting our LOE rate follow:
•	Overall production declines resulted in an increase of $.95, with the impact from a combined 22 percent production decrease in the U.S., Canada and Australia partially offset by production growth in Egypt, the North Sea and Argentina. Individually, the chief contributors were production shut-in at Varanus Island, $.50; and production shut-in because of the hurricanes, $.67.

•	Non-recurring repairs and maintenance, primarily in the U.S. and to Australia’s Varanus Island facility, increased LOE by $.50. These costs do not include any repairs for 2008 hurricane damage, which will commence in the fourth quarter of 2008.

•	Increased workover activity, primarily in the U.S. and Egypt, added $.38.

•	Increased labor costs and usage of materials, primarily in the U.S., Egypt, and Argentina, added $.11.

•	Higher relative power rates and usage tacked on another $.27.
The remaining increase is caused by other minor variances, including increased gas buybacks and lower stock-based compensation.
     Gathering and Transportation Gathering and transportation costs totaled $43 million, up $8 million. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Quarter Ended
	September 30,
	2008	2007
	(In millions)
U.S.	$12	$10
Canada	16	15
North Sea	8	6
Egypt	6	3
Argentina	1	1

Total Gathering and Transportation	$43	$35

     Higher transportation tariffs drove the increase in the U.S. Egypt was up on an increase in export volumes, while the North Sea increased on higher transportation tariffs and volumes.
     Taxes other than Income Taxes other than income increased $164 million from the corresponding prior-year period on higher product prices. A detail of these taxes follows:

	For the Quarter Ended
	September 30,
	2008	2007
	(In millions)
Ad Valorem taxes	$16	$15
Severance taxes	48	37
U.K. PRT	228	73
Canadian taxes	4	6
Other	8	9

Total Taxes other than Income	$304	$140

     North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. U.K. PRT was $155 million more than the 2007 period on a 208 percent increase in net profits, primarily driven by a significant increase in revenues. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina. The increase in severance taxes resulted from higher taxable revenues in the U.S., consistent with the higher realized oil and natural gas prices. Ad valorem taxes are assessed on U.S. and Canadian properties. The $1 million increase resulted from higher taxable valuations associated with higher oil and natural gas prices.
     General and Administrative Expenses (G&A) G&A expenses were $3 million lower. On a boe basis, G&A averaged $1.22, up $.03 per boe, with the impact from lower costs more than offset by reduced volumes. The decreased volumes added $.11 per boe to the rate, while costs reduced the rate $.08. Stock-based compensation was down because of a lower stock price, which impacts the Company’s Stock Appreciation Rights (SARs) value. This lower value offset higher incentive-based compensation and additional stock-based expense associated with new grants, reducing the 2008 rate $.15 per boe on a comparable basis. Higher legal fees along with other miscellaneous costs added $.07.
     Financing Costs, Net Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended
	September 30,
	2008	2007
	(In millions)
Interest expense	$66	$83
Amortization of deferred loan costs	1	1
Capitalized interest	(24)	(19)
Interest income	(10)	(5)

Financing costs, net	$33	$60

     Interest expense decreased $17 million on lower average debt balances, which decreased 21 percent. Capitalized interest was up primarily because of higher expenditures associated with long-term construction projects that are under development. Interest income increased because of higher average cash balances.
     Provision for Income Taxes During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. There were no significant changes in statutory tax rates in the major jurisdictions in which the Company operates during the third quarter of 2008 or 2007.
     The provision for income taxes increased $62 million to $623 million, 11 percent higher than the prior-year period taxes, as income before taxes increased 54 percent on significantly higher oil and gas production revenues. The effective income tax rate in the third quarter of 2008 was 34.3 percent compared to 47.8 percent in the third quarter of 2007. In the third quarter of 2008, Apache recorded a $114 million non-cash tax benefit, primarily on deferred taxes, related to the effect of the strengthening U.S. dollar on re-measurement of our foreign tax liabilities, compared to $114 million of additional tax expense from currency fluctuations during the third quarter of 2007.

Year-to-Date 2008 compared to Year-to-Date 2007
     Depreciation, Depletion and Amortization The following table details the changes in depletion of oil and gas properties between the nine-month periods ended September 30, 2008 and 2007.

For the Nine
Months Ended
September 30,
(In millions)
2007 depletion	$1,619
Volume change	(52)
Rate change	167

2008 depletion	$1,734

     Full-cost depletion expense increased $115 million, $167 million on rate offset by $52 million on lower volumes. The Company’s full-cost depletion rate increased $1.07 to $11.72 per boe. The increase in rate reflects drilling and finding costs that continue to exceed our historical cost basis. The higher industry-wide costs, which also impact estimates of future development costs, have been driven by increased demand for drilling services, a consequence of recent higher oil and gas prices.
     Lease Operating Expenses LOE increased 16 percent on an absolute dollar basis. On a per unit basis LOE was up 19 percent, or $1.51 per boe, with $.44 of the increase associated with production shut-in at Varanus Island and in our Gulf Coast region because of the hurricanes.
     Factors impacting our LOE rate follow:
•	Higher operating costs in all regions, including increased power costs in the U.S. and Egypt and increased labor costs in our North American regions, drove the rate up $.44.

•	Increased workover activity, primarily in the U.S. and Egypt, resulted in an increase of $.39.

•	Overall production declines resulted in an increase of $.26, with the impact from a combined 7 percent production decline in the U.S., Canada, Australia and Argentina partially offset by increased production in Egypt and the North Sea. The main contributors were production shut-in at Varanus Island, $.23; and production shut-in because of the hurricanes, $.21.

•	The weakening U.S. dollar added $.17 to the rate. Over the past 12 months, the U.S. dollar weakened against the Australian and Canadian dollars and strengthened against the British Pound. Beginning in late September 2008 and continuing into October 2008, the U.S. dollar strengthened substantially against major currencies.
     These increases were partially offset by other minor variances, including a decrease in non-recurring repairs and maintenance.
     Gathering and Transportation Gathering and transportation costs totaled $123 million, up $23 million. The following table presents gathering and transportation costs paid by Apache to third-party carriers for each of the periods presented.

	For the Nine Months Ended
	September 30,
	2008	2007
	(In millions)
U.S.	$33	$29
Canada	49	39
North Sea	23	19
Egypt	15	11
Argentina	3	2

Total Gathering and Transportation	$123	$100

     The increase in Canada resulted primarily from the impact of higher transportation tariffs and foreign exchange rates. North Sea costs were up on increased volumes and higher transportation tariffs, while the U.S. costs were up on higher volumes and transportation tariffs.
     Taxes other than Income Taxes other than income totaled $846 million, an increase of $453 million on higher product prices. A detail of these taxes follows:

	For the Nine Months Ended
	September 30,
	2008	2007
	(In millions)
Ad Valorem taxes	$55	$40
Severance taxes	141	104
U.K. PRT	613	215
Canadian taxes	13	16
Other	24	18

Total Taxes other than Income	$846	$393

     U.K. PRT was $398 million more than the 2007 period on a 178 percent increase in net profits, primarily driven by higher oil revenues. The increase in severance taxes resulted from higher taxable revenues in the U.S., consistent with the higher realized oil and natural gas prices. The $15 million increase in ad valorem taxes resulted from higher taxable valuations associated with increases in oil and natural gas prices and the acquisition of Permian Basin properties late in the first quarter of 2007.
     General and Administrative Expenses G&A was $19 million higher. On a boe basis, G&A averaged $1.48, up $.16 per boe with the impact of a combination of increased costs and lower volumes. The higher costs added $.12 to the rate, while decreased volumes added an additional $.04 per boe. The cost increase was related to higher employee incentive-based bonuses, insurance and legal fees.
     Financing Costs, Net Financing costs incurred during the periods noted are composed of the following:

	For the Nine Months Ended
	September 30,
	2008	2007
	(In millions)
Interest expense	$201	$230
Amortization of deferred loan costs	2	2
Capitalized interest	(68)	(56)
Interest income	(19)	(10)

Financing costs, net	$116	$166

     Interest expense was down $29 million on lower average debt, which decreased $658 million. Capitalized interest was up primarily because of higher expenditures associated with long-term construction projects that are under development.
     Provision for Income Taxes There were no significant changes in statutory tax rates in the major jurisdictions in which the Company operates during the first nine months of 2008 or 2007.
     The provision for income taxes increased $788 million from 2007 to $2.2 billion, as income before taxes increased 87 percent on significantly higher oil and gas production revenues. The effective income tax rate for the first nine months of 2008 was 37.3 percent compared to 44.4 percent for the first nine months of 2007. The 2008 rate was lower because of a $127 million non-cash tax benefit, primarily on deferred taxes, related to the effect of the strengthening U.S. dollar on re-measurement of our foreign tax liabilities. The 2007 period included a $182 million non-cash tax charge, primarily on deferred taxes, from currency fluctuations.

Capital Resources and Liquidity
  Sources and Uses of Cash
     The following table presents the sources and uses of our cash and cash equivalents for the nine-month periods ended September 30, 2008 and 2007. The table presents capital expenditures on a cash basis; therefore, the amounts differ from capital expenditures referred to elsewhere in this document, which include accruals.

	For the Nine Months Ended
	September 30,
	2008	2007
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$6,029	$3,877
Sales of property and equipment	307	11
Fixed-rate debt borrowings	—	1,992
Common stock issuances	31	23
Other	50	33

	6,417	5,936

Uses of Cash and Cash Equivalents:
Oil and gas property	3,907	3,406
Acquisitions	156	1,005
Gas gathering, transmission and processing facilities	421	301
Restricted cash	14	—
Net commercial paper and money market repayments	169	948
Payments of fixed-rate debt	—	3
Dividends	188	153
Cost of debt and equity transactions	1	18
Other	42	131

	4,898	5,965

Increase (decrease) in Cash and Cash Equivalents	$1,519	$(29)

     Net Cash Provided by Operating Activities Apache’s net cash provided by operating activities for the first nine months of 2008 totaled $6.0 billion, up $2.2 billion from the same period in 2007. For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Historically, fluctuations in commodity prices have been the primary reason for the Company’s short-term changes in cash flow from operating activities. Sales volume changes have also impacted cash flow in the short-term but have not been as volatile as commodity prices. Apache’s long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations.

     Capital Expenditures Capital expenditures totaled $5.0 billion for the first nine months of 2008, compared to $4.8 billion for the comparable period last year. The following table presents a summary of the Company’s capital expenditures.

	For the Nine Months Ended
	September 30,
	2008	2007
	(In millions)
Exploration and Development:
United States	$1,606	$1,401
Canada	526	467
Egypt	624	435
Australia	662	366
North Sea	369	412
Argentina	235	186
Chile	11	—

	4,033	3,267

Acquisitions — Oil and Gas Properties	156	1,028
Asset Retirement Costs	350	155
Capitalized Interest	69	57
Gathering Transmission and Processing Facilities	406	299

Total Capital Expenditures	$5,014	$4,806

     Exploration and development (E&D) expenditures were $4.0 billion, up $766 million, or 23 percent, from the 2007 comparable period. The U.S. accounted for 40 percent of total E&D activity in the first nine months of 2008, down from 43 percent in the prior-year comparable period. Expenditures in the U.S. were up $205 million on higher drilling activity and less investment in platforms and production facilities located in the Gulf of Mexico. Canada accounted for 13 percent of worldwide E&D expenditures down from 14 percent in 2007. Canada’s E&D expenditures were up $59 million on increased drilling activity. Australia’s E&D expenditures totaled $662 million, nearly double 2007 spending. Australia’s portion of 2008 activity jumped to 16 percent from 11 percent in the comparable 2007 period. Australia’s higher expenditures related to increased exploration activity, development drilling on our Van Gogh property, and infrastructure spending on our Pyrenees project. Egypt spent $189 million more in the 2008 period on higher levels of drilling activity. North Sea E&D expenditures were down $43 million driven mainly by lower drilling activity.
     Dividends Common stock dividends paid during the first nine months of 2008 rose to $183 million from $149 million in 2007, driven by a special cash dividend of 10 cents per common share paid on March 18, 2008. During the first nine months of 2008 and 2007, Apache paid $4.3 million in dividends on its Series B Preferred Stock issued in August 1998.
Liquidity

	September 30,	December 31,
	2008	2007
Millions of dollars except as indicated

Cash	1,645	126
Restricted cash	14	—
Total debt	4,058	4,227
Shareholders’ equity	18,763	15,378
Available committed borrowing capacity	2,300	2,115
Floating-rate debt/total debt	1%	5%
Percent of total debt to capitalization	18%	22%
     Cash and Cash Equivalents We had $1.6 billion in cash and cash equivalents at September 30, 2008, compared with $126 million at December 31, 2007. Nearly two-thirds of this cash is in our foreign subsidiaries ($570 million was in U.S.) and is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment-grade securities, with maturities of three months or less at the time of purchase. We intend to use cash from our international subsidiaries to fund international projects.

     Most of our cash is invested in obligations of the U.S. Government. Thus far, our liquidity and financial position have not been affected by recent events in the credit markets. We believe that losses from non-performance are unlikely to occur; however, we are not able to predict sudden changes in the creditworthiness of the financial institutions with which we do business.
     Restricted Cash The Company classifies cash balances as restricted cash when it is restricted as to withdrawal or usage. As of September 30, 2008, the Company had approximately $14 million of property divestiture proceeds classified as restricted cash and held in escrow available for use in a like-kind exchange under Section 1031 of the U.S. federal income tax code. The Company seeks to use these funds to acquire noncurrent assets. Accordingly, the restricted cash is classified as long-term on our consolidated balance sheet.
     Derivatives Our commodity derivative instruments are designated as cash flow hedges in accordance with SFAS 133. Under SFAS 133, unrealized gains and losses related to changes in fair value of cash flow hedges are deferred in other comprehensive income. Earnings and cash flows are not impacted until the derivatives are settled (when we either pay cash to, or receive cash from, our counterparties), which occurs contemporaneously with the hedged production. At settlement, if commodity prices exceed the fixed or ceiling price in our derivative instruments, our cash flows provided by the hedged production will be lower than if we had no derivative instruments. As of September 30, 2008, we had a net liability of $933 million, which represented the fair value of our unrealized commodity derivative instruments as of that date, $85 million of which relates to positions settling in the last three months of 2008. These unsettled positions, combined with the $517 million of derivative liabilities settled during the first nine months of the year, would reduce 2008 projected revenues by roughly four percent, assuming no change in quarter-end prices. The remaining liability would reduce projected future revenues over the periods 2009 through mid-2013 by two percent in 2009, 2010 and 2011, and less than one percent in 2012 and 2013. We expect future settlements of these liabilities to be funded by proceeds from the sale of the underlying production.
     Debt and Credit Facilities In February 2008, the Company requested amendments to its existing $1.5 billion U.S. five-year revolving credit facility to (a) extend the maturity date one year to May 28, 2013 and (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees. The Company also requested amendments to its $450 million U.S. credit facility, $150 million Australian credit facility and $150 million Canadian credit facility to (a) extend the maturity date one year to May 12, 2013, (b) remove certain restrictions on our Australian entities including their ability to incur liens and issue guarantees, and (c) specific to the Australian credit facility, give the Company the option of increasing the size of the facility up to a maximum amount of $400 million from the current limit of $300 million by adding commitments from new or existing lenders.
     Lenders approved the amendments removing certain restrictions on our Australian entities, including their ability to incur liens and issue guarantees, as well as the amendment allowing the Company to increase the size of Australian credit facility to a maximum of $400 million. The lenders also extended the maturity date on all of the credit facilities except for $50 million of the $1.5 billion U.S. credit facility and $40 million of the $450 million U.S. credit facility. In April 2008, the Company increased the Australian credit facility by $50 million to $200 million, half of the maximum amount, and as of April 30, lenders had extended the maturity dates on all of the credit facilities.
     The Company has available a $1.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates.
     As of September 30, 2008, Apache had no commercial paper outstanding. Our weighted-average interest rate for commercial paper was 3.85 percent and 5.45 percent for the first nine months of 2008 and 2007, respectively. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100 percent backstop. The Company had available borrowing capacity under our total credit facilities of approximately $2.3 billion at September 30, 2008.
     As of September 30, 2008, current debt includes $100 million of notes due March 2009 and $41 million borrowed under uncommitted overdraft lines in Argentina.
     The Company was in compliance with the terms of all credit facilities as of September 30, 2008.
     Subsequent Events On October 1, 2008, the Company issued $400 million principal amount, $398 million net of discount, of senior unsecured 6.0-percent notes maturing September 15, 2013, and $400 million principal amount, $398 million net of discount, of senior unsecured 6.9-percent notes maturing September 15, 2018. The notes are redeemable, as a whole or in part, at Apache’s options, subject to a make-whole premium. The proceeds will be used for general corporate purposes.
     Pricing Trends For the first nine months of the year, the Company’s average realized prices have been substantially higher than the previous year’s prices. In fact, prices continued a general upward trend until July of this year, at which time prices began to decline significantly. While our third-quarter realizations were higher than those for the same quarter last year, they were lower than our record realizations in the second quarter of 2008. Crude oil trades in a global market; consequently, prices for all types and grades of crude oil generally move in the same direction. Natural gas has a limited global transportation system and, therefore, is subject to local supply and demand conditions. Approximately two-thirds of our natural gas is sold in the North American market, which tracks New York Merchantile Exchange (NYMEX) prices, while the remaining is sold under fixed-price contracts in regulated markets. Following is a table of the published monthly average NYMEX prices in 2008:

	October	September	August	July
Crude Oil	$76.77	$104.41	$116.73	$134.42

Natural Gas	$6.73	$7.50	$8.30	$11.20
     While we are presently in a strong financial position, continued lower prices would negatively impact our future oil and gas production revenues, earnings and liquidity. Commodity prices are volatile and future prices cannot be accurately predicted. Apache’s investment decisions are based on longer-term commodity prices. For these reasons, we have historically based our capital expenditure budget on projected cash flows, modifying initial budgets in the event of significant changes in commodity prices. For the remainder of 2008, we expect some downward adjustments to our capital plans. Given the recent commodity price levels, our initial 2009 budgeted expenditures are likely to be substantially less than projected 2008 levels. We also believe that certain service costs will be reduced, but historically there has been a lag between a precipitous drop in commodity prices and the underlying service costs necessary to find, develop and produce oil and natural gas.
     Canadian Royalties The government of the Province of Alberta proposed increases to the royalty rates on oil and natural gas production beginning in 2009. The proposed changes are likely to be enacted and since they are price dependent, they could adversely impact future earnings and cash flows. As a result, we may limit our Alberta capital spending to shallow drilling activity, while reallocating remaining budgeted capital to other areas.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. Apache may use future contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company’s price risk management activities that qualify for hedge treatment are generally recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes.
     For the first nine months of 2008, approximately 20 percent of our natural gas production and 19 percent of our crude oil production for the nine-month period was subjected to financial derivative hedges. Hedges in place for the remainder of 2008 are expected to cover similar percentages of production.
     On September 30, 2008, the Company had open natural gas derivative hedges in an asset position with a fair value of $40 million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $27 million, while a 10 percent decrease in prices would increase the fair value by approximately $31 million. The Company also had open oil derivatives in a liability position with a fair value of $973 million. A 10 percent increase in oil prices would decrease the fair value by approximately $316 million, while a 10 percent decrease in prices would increase the fair value by approximately $311 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2008. See Note 1 — Derivative Instruments and Hedging Activity of the Notes to consolidated financial statements in this quarterly report Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk
     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 99 percent of the Company’s debt. At September 30, 2008, total debt included $41 million of floating-rate debt. As a result, Apache’s annual interest costs in 2008 will fluctuate based on short-term interest rates on what is presently approximately one percent of our total debt outstanding at September 30, 2008. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $0.2 million per quarter on September 30, 2008.
Foreign Currency Risk
     The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts and the majority of the gas production is sold under fixed-price Australian dollar contracts. Approximately half of the costs incurred for Australian operations are paid in U.S. dollars. In Canada, the majority of oil and gas production is sold under Canadian dollar contracts. The majority of the costs incurred are paid in Canadian dollars. The North Sea production is sold under U.S. dollar contracts and the majority of costs incurred are paid in U.K. pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts and the majority of the costs incurred are denominated in U.S. dollars. Argentine revenues and expenditures are largely denominated in U.S. dollars but converted into Argentine pesos at the time of payment. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds, Egyptian pounds and Argentine pesos are converted to U.S. dollar equivalents based on the average exchange rates during the period.
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
     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and costs overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although Apache may make use of futures contracts, swaps, options and fixed-price physical contracts to mitigate risk, fluctuations in oil and natural gas prices or a prolonged continuation of low prices, may adversely affect the Company’s financial position, results of operations and cash flows.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Company’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls, and may take other corrective actions, if our reviews identify deficiencies or weaknesses in our controls.
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
ITEM 1A. RISK FACTORS
During the quarter ending September 30, 2008, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

†*10.1	—	Apache Corporation 1995 Stock Option Plan, as amended and restated August 14, 2008.

†*10.2	—	Apache Corporation 1996 Performance Stock Option Plan, as amended and restated August 14, 2008

†*10.3	—	Apache Corporation 1998 Stock Option Plan, as amended and restated August 14, 2008.

†*10.4	—	Apache Corporation 2000 Stock Option Plan, as amended and restated August 14, 2008.

†*10.5	—	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated August 14, 2008.

†*10.6	—	Apache Corporation 2005 Stock Option Plan, as amended and restated August 14, 2008.

†*10.7	—	Apache Corporation 2005 Share Appreciation Plan, as amended and restated August 14, 2008.

†*10.8	—	Apache Corporation Executive Restricted Stock Plan, as amended and restated August 14, 2008.

†*10.9	—	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications.

*12.1	—	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1	—	Certification of Chief Executive Officer.

*31.2	—	Certification of Chief Financial Officer.

*32.1	—	Certification of Chief Executive Officer and Chief Financial Officer.

†	Management contracts or compensation plans or arrangements.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: November 10, 2008	/s/ ROGER B. PLANK

Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: November 10, 2008	/s/ REBECCA A. HOYT

Rebecca A. Hoyt
Vice President and Controller
(Chief Accounting Officer)