Form 10-Q
period 2009-03-31
APACHE CORP
filed 2009-05-08
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of March 31, 2009 335,185,730

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2009	2008
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$1,603,614	$3,177,949
Other	30,211	9,792

	1,633,825	3,187,741

OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	580,617	620,489
Additional	2,818,161	—
Asset retirement obligation accretion	26,738	26,497
Lease operating expenses	397,489	454,638
Gathering and transportation	33,339	40,976
Taxes other than income	87,339	242,578
General and administrative	85,046	82,423
Financing costs, net	58,587	44,253

	4,087,316	1,511,854

INCOME (LOSS) BEFORE INCOME TAXES	(2,453,491)	1,675,887
Current income tax provision	2,494	487,800
Deferred income tax provision (benefit)	(699,045)	166,574

NET INCOME (LOSS)	(1,756,940)	1,021,513
Preferred stock dividends	1,420	1,420

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,758,360)	$1,020,093

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(5.25)	$3.06

Diluted	$(5.25)	$3.03

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Quarter Ended
	March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,756,940)	$1,021,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,398,778	620,489
Asset retirement obligation accretion	26,738	26,497
Provision for (benefit from) deferred income taxes	(699,045)	166,574
Other	13,528	9,611
Changes in operating assets and liabilities:
Receivables	69,138	(38,356)
Inventories	6,522	76,311
Advances and other	(16,095)	(911)
Deferred charges and other	44,394	(8,914)
Accounts payable	(161,200)	55,869
Accrued expenses	(341,717)	(111,511)
Deferred credits and noncurrent liabilities	(40,885)	(8,768)

NET CASH PROVIDED BY OPERATING ACTIVITIES	543,216	1,808,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(946,352)	(1,165,729)
Additions to gas gathering, transmission and processing facilities	(112,839)	(80,704)
Restricted cash	13,880	(228,134)
Proceeds from sale of oil and gas properties	—	192,932
Other, net	(36,480)	(123,264)

NET CASH USED IN INVESTING ACTIVITIES	(1,081,791)	(1,404,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank notes, net	92,563	(87,043)
Payments on fixed-rate notes	(100,000)	(353)
Dividends paid	(51,633)	(84,672)
Common stock activity	245	8,653
Treasury stock activity, net	1,755	(616)
Cost of debt and equity transactions	(72)	(288)
Other	3,960	18,031

NET CASH USED IN FINANCING ACTIVITIES	(53,182)	(146,288)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(591,757)	257,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,181,450	125,823

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$589,693	$383,040

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$77,468	$52,237
Income taxes paid, net of refunds	(19,615)	368,614
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$589,693	$1,181,450
Short-term investments	789,140	791,999
Receivables, net of allowance	1,291,083	1,356,979
Inventories	522,434	498,567
Drilling advances	108,285	93,377
Derivative instruments	178,528	154,280
Prepaid taxes	259,097	303,203
Prepaid assets and other	64,336	71,119

	3,802,596	4,450,974

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	41,742,342	40,639,281
Unproved properties and properties under development, not being amortized	1,249,406	1,300,347
Gas gathering, transmission and processing facilities	2,996,628	2,883,789
Other	460,084	452,989

	46,448,460	45,276,406
Less: Accumulated depreciation, depletion and amortization	(24,716,198)	(21,317,889)

	21,732,262	23,958,517

OTHER ASSETS:
Restricted cash	—	13,880
Goodwill, net	189,252	189,252
Deferred charges and other	568,694	573,862

	$26,292,804	$29,186,485

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$388,415	$548,945
Accrued operating expense	102,080	168,531
Accrued exploration and development	1,016,211	964,859
Accrued compensation and benefits	64,321	111,907
Accrued interest	76,269	91,456
Accrued income taxes	16,885	48,028
Current debt	17,877	112,598
Asset retirement obligation	306,452	339,155
Other	47,873	134,956

	2,036,383	2,520,435

LONG-TERM DEBT	4,894,318	4,808,975

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,476,513	3,166,657
Asset retirement obligation	1,559,180	1,555,529
Other	585,260	626,168

	4,620,953	5,348,354

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized — Series B, 5.68% Cumulative, $100 million aggregate liquidation value, 100,000 shares issued and outstanding	98,387	98,387
Common stock, $0.625 par, 430,000,000 shares authorized, 343,146,159 and 342,754,114 shares issued, respectively.	214,466	214,221
Paid-in capital	4,495,966	4,472,826
Retained earnings	10,121,246	11,929,827
Treasury stock, at cost, 7,960,429 and 8,044,050 shares, respectively	(225,930)	(228,304)
Accumulated other comprehensive income	37,015	21,764

	14,741,150	16,508,721

	$26,292,804	$29,186,485

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income (Loss)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2007		$98,387	$213,326	$4,367,149	$11,457,592	$(238,264)	$(520,211)	$15,377,979
Comprehensive income:
Net income	$1,021,513	—	—	—	1,021,513	—	—	1,021,513
Commodity hedges, net of income tax benefit of $123,133	(239,394)	—	—	—	—	—	(239,394)	(239,394)

Comprehensive income	$782,119

Dividends:
Preferred		—	—	—	(1,420)	—	—	(1,420)
Common ($.25 per share)		—	—	—	(83,271)	—	—	(83,271)
Common shares issued		—	365	5,957	—	—	—	6,322
Treasury shares issued, net		—	—	(545)	—	2,198	—	1,653
Compensation expense		—	—	13,592	—	—	—	13,592
Other		—	—	(16,981)	14	—	—	(16,967)

BALANCE AT MARCH 31, 2008		$98,387	$213,691	$4,369,172	$12,394,428	$(236,066)	$(759,605)	$16,080,007

BALANCE AT DECEMBER 31, 2008		$98,387	$214,221	$4,472,826	$11,929,827	$(228,304)	$21,764	$16,508,721
Comprehensive loss:
Net loss	$(1,756,940)	—	—	—	(1,756,940)	—	—	(1,756,940)
Commodity hedges, net of income tax expense of $5,073	15,251	—	—	—	—	—	15,251	15,251

Comprehensive loss	$(1,741,689)

Dividends:
Preferred		—	—	—	(1,420)	—	—	(1,420)
Common ($.15 per share)		—	—	—	(50,221)	—	—	(50,221)
Common shares issued		—	245	(836)	—	—	—	(591)
Treasury shares issued, net		—	—	(1,574)	—	2,374	—	800
Compensation expense		—	—	26,486	—	—	—	26,486
Other		—	—	(936)	—	—	—	(936)

BALANCE AT MARCH 31, 2009		$98,387	$214,466	$4,495,966	$10,121,246	$(225,930)	$37,015	$14,741,150

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in the Company’s most recent annual report on Form 10-K.
Reclassifications
     Certain prior-period amounts have been reclassified to conform to current-year presentations.
1. HEDGING AND DERIVATIVE INSTRUMENTS
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
     As of March 31, 2009, Apache had the following open crude oil derivative instruments:

	Crude Oil	Natural Gas
Production Period	Mbbls	MMBtu (in 000’s)
2009	8,013	44,093
2010	8,767	17,109
2011	9,122	14,847
2012	4,898	13,282
2013	1,086	—
Receivables/Payables Related to Crude Oil and Natural Gas Derivative Instruments

The Company accounts for derivative instruments and hedging activity in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and all derivative instruments are reflected as either assets or liabilities at fair value in the Consolidated Balance Sheet. The fair market value of the Company’s derivative assets and liabilities are as follows:

	March 31,	December 31,
	2009	2008
	(In millions)
Current Assets: Derivative Instruments	$179	$154
Other Assets: Deferred Charges and Other	69	65
Current Liabilities: Other	1	—
Noncurrent Liabilities: Other	18	7
     The use of derivative transactions exposes the Company to counterparty credit risk to the extent the counterparty is unable to meet its commitments. Apache’s derivative contracts are with multiple counterparties to reduce the concentration of exposure to any individual counterparty. Apache enters into derivative transactions with counterparties rated A- or higher by Standard & Poor’s and A3 or higher by Moody’s and monitors counterparty creditworthiness on an ongoing basis. The Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. The Company’s counterparties are not required to post collateral in connection with Apache’s derivative positions, and Apache is not required to post collateral unless there is a material deterioration in its credit rating.
Commodity Derivative Activity in Accumulated Other Comprehensive Income (OCI)
     As of March 31, 2009, the Company’s derivative instruments were designated as cash flow hedges in accordance with SFAS No. 133. Based on market prices as of March 31, 2009, the Company’s net unrealized earnings in accumulated OCI for commodity derivatives designated as cash flow hedges totaled a gain of $232 million ($153 million after-tax). Gains and losses on hedges are realized in future earnings through mid-2013, contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Of the $232 million estimated unrealized gain on derivatives at March 31, 2009, approximately $182 million ($122 million after-tax) applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions. A reconciliation of the components of accumulated OCI in the Statement of Consolidated Shareholders’ Equity related to Apache’s cash flow hedges is presented in the table below:

	Before tax	After tax
	(In millions)
Unrealized gain on derivatives at December 31, 2008	$212	$138
Realized amounts reclassified into earnings	(56)	(37)
Net change in derivative fair value	76	52

Unrealized gain on derivatives at March 31, 2009	$232	$153

Commodity Derivative Activity Recorded in Statements of Consolidated Operations
     The following table summarizes the effect of derivative instruments on the Statements of Consolidated Operations for the periods ended:

		For the Quarter Ended
	Gain (Loss) on Derivatives	March 31,
	Recognized In Income	2009	2008
		(In millions)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Oil and Gas Production Revenues	$56	$(92)

Gain (loss) recognized in income on derivative (ineffective portion and basis)	Revenues and Other: Other	$(3)	$(1)

2. DEBT
     As of March 31, 2009, the Company had unsecured committed revolving syndicated bank credit facilities totaling $2.3 billion. The facilities consist of a $1.5 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. Since there are no outstanding borrowings or commercial paper at quarter-end, the full $2.3 billion of unsecured credit facilities are available to the Company.
     The Company has available a $1.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. Apache had no outstanding commercial paper at March 31, 2009. The commercial paper program is fully supported by available borrowing capacity under U.S. committed credit facilities, which expire in 2013.
     One of the Company’s Australian subsidiaries has a secured revolving syndicated credit facility for its Van Gogh and Pyrenees oil developments offshore Western Australia. The facility provides for total commitments of $350 million, with availability determined by a borrowing base formula. The borrowing base was set at $350 million and will be redetermined after the fields commence production and certain tests have been met and semi-annually thereafter. As of March 31, 2009 and December 31, 2008, there was $185 million and $100 million, respectively, outstanding under the facility.
     At March 31, 2009, there was $17.9 million borrowed on uncommitted overdraft lines in Argentina.
     The $100 million Apache Finance Pty Ltd (Apache Finance Australia) 7.0% notes matured on March 15, 2009. The notes were repaid using existing cash balances.
Financing Costs, Net
     Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended
	March 31,
	2009	2008
	(In thousands)
Interest expense	$78,914	$69,307
Amortization of deferred loan costs	1,408	851
Capitalized interest	(16,009)	(21,577)
Interest income	(5,726)	(4,328)

Financing costs, net	$58,587	$44,253

3. INCOME TAXES
     The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company has recorded the income tax impact of the non-cash write-down of its proved oil and gas properties as a discrete item this quarter.
     Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
     The Company is in Administrative Appeals with the United States Internal Revenue Service (IRS) regarding the 2004 and 2005 tax years and under IRS audit for the 2006 and 2007 tax years. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

4. CAPITAL STOCK
Net Income (loss) per Common Share
     A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

	For the Quarter Ended March 31,
	2009			2008
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income (loss) attributable to common stock	$(1,758,360)	335,104	$(5.25)	$1,020,093	333,393	$3.06

Effect of Dilutive Securities:
Stock options and other	—	—		—	3,156

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(1,758,360)	335,104	$(5.25)	$1,020,093	336,549	$3.03

     The diluted earnings per share calculation excludes options and restricted stock that were anti-dilutive totaling 5.4 million and 30,500 for the quarters ending March 31, 2009 and 2008, respectively. As more fully described in Note 8 — “Recently Issued Accounting Standards,” the Company adopted the provisions of FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instrument Granted in Share-Based Payment Transactions Are Participating Securities,” effective January 1, 2009. The adoption of FSP EITF Issue No. 03-6-1 had a negligible impact on earnings per share.
Common and Preferred Stock Dividends
     During the first quarter of 2009 and 2008, Apache paid $50.2 million and $83.3 million, respectively, in dividends on its common stock. The higher common stock dividends in the first-quarter 2008 were attributable to a special cash dividend of 10 cents per common share paid March 18, 2008. In addition, in each period, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.
Stock-Based Compensation
     Share Appreciation Plans The Company utilizes share appreciation plans from time to time to provide incentives for substantially all full-time employees to increase Apache’s share price within a stated measurement period. To achieve the payout, the Company’s stock price must close at or above a stated threshold for 10 out of any 30 consecutive trading days before the end of the stated period. Since 2005, two separate share appreciation plans have been approved. A summary of these plans follows:
•	On May 7, 2008, the Stock Option Plan Committee of the Company’s Board of Directors, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan, approved the 2008 Share Appreciation Program, with a target to increase Apache’s share price to $216 by the end of 2012 and an interim goal of $162 to be achieved by the end of 2010. Any awards under the plan would be payable in five equal annual installments. As of March 31, 2009, neither share price threshold had been met.

•	On May 5, 2005, the Company’s stockholders approved the 2005 Share Appreciation Plan, with a target to increase Apache’s share price to $108 by the end of 2008 and an interim goal of $81 to be achieved by the end of 2007. Awards under the plan are payable in four equal annual installments to eligible employees remaining with the Company. Apache’s share price exceeded the interim $81 threshold for the 10-day requirement as of June 14, 2007, and the first and second installments were awarded in July of 2007 and 2008. Apache’s share price exceeded the $108 threshold for the 10-day requirement as of February 29, 2008, and the first and second installments were awarded in March of 2008 and 2009.

     Executive Restricted Stock Grants Effective February 12, 2009, the Company appointed Roger B. Plank as President, John A. Crum as Co-Chief Operating Officer and President — North America and Rodney J. Eichler as Co-Chief Operating Officer and President — International. On the same date, the Company awarded each of them 62,500 restricted stock units pursuant to Apache’s 2007 Omnibus Equity Compensation Plan. Twelve thousand, five hundred of such restricted stock units will vest on each of April 1, 2010, February 12, 2011, February 12, 2012, February 11, 2013 and February 11, 2014. Upon vesting, Apache will issue one share of Apache’s common stock as settlement for each restricted stock unit. Of the shares vesting each year for each recipient, 7,500 will be restricted so that they are ineligible for sale by the recipient until he retires or otherwise terminates employment with Apache.
5. ASSET RETIREMENT OBLIGATION
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended March 31, 2009:

2009
(In thousands)
Asset retirement obligation at December 31, 2008	$1,894,684
Liabilities incurred	59,605
Liabilities settled	(115,395)
Accretion expense	26,738

Asset retirement obligation at March 31, 2009	1,865,632

Less current portion	306,452

Asset retirement obligation, long-term	$1,559,180

     The ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. To determine the current present value of this obligation, some key assumptions the Company must estimate include the ultimate productive life of the properties, a risk adjusted discount rate and an inflation factor. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.
     Liabilities settled primarily relate to individual properties plugged and abandoned during the period. Most of the activity was in the Gulf of Mexico, a portion of which relates to the continued abandonment activity on platforms toppled in 2005 during Hurricanes Katrina and Rita and 2008 during Hurricane Ike.
6. COMMITMENTS AND CONTINGENCIES
     Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $26 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position or results of operations after consideration of recorded accruals. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations.
Legal Matters
     Grynberg As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2008 fiscal year, in 1997, Jack J. Grynberg began filing lawsuits against other natural gas producers, gatherers and pipelines claiming that the defendants have underpaid royalty to the federal government and Indian tribes by mismeasurement of the volume and heating content of natural gas and are responsible for acts of others who mis- measured natural gas. The claims filed against Apache in 2005 were dismissed, though Mr. Grynberg appealed the dismissal. On March 17, 2009, the United States Court of Appeals for the Tenth Circuit affirmed the dismissal, and on May 4, 2009, the Tenth Circuit denied Mr. Grynberg’s petition for rehearing. No other material changes in this matter have occurred since the filing of our most recent annual report on Form 10-K.
     Argentine Environmental Claims As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2008 fiscal year, in connection with the Pioneer acquisition in 2006, the Company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
     Louisiana Restoration As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2008 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
     Australia Gas Pipeline Force Majeure As more fully described in Note 9 of the financial statements in our annual report on Form 10-K for our 2008 fiscal year, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
Environmental Matters
     As of March 31, 2009, the Company had an undiscounted reserve for environmental remediation of approximately $25 million. The Company is not aware of any environmental claims existing as of March 31, 2009, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
7. FAIR VALUE MEASUREMENTS
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as of the beginning of 2008. SFAS No. 157 defines fair value and establishes disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheet. The statement also provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs which are significant and unobservable, and these valuations have the lowest priority.
     The following table presents the Company’s material assets and liabilities measured at fair value for each hierarchy level as of March 31, 2009:

	As of March 31, 2009
		Fair Value Measurements Using
		Quoted Price		Significant
		in Active	Significant	Unobservable
	Total Fair	Markets	Other Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Crude Oil and Natural Gas Options	$224	$—	$224	$—
Fixed-Price Oil and Gas Swaps	31	—	31	—
Liabilities:

Crude Oil and Natural Gas Options	$9	$—	$9	$—
Fixed-Price Oil and Gas Swaps	17	—	17	—

     The derivative fair values above are based on analysis of each contract as required by SFAS No. 157; therefore, derivative assets and liabilities with the same counterparty are not reflected net where the legal right of offset exists. See Note 1 “Hedging and Derivative Instruments” for information regarding presentation of these derivative assets and liabilities in the Company’s consolidated financial statements.
8. RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised), “Business Combinations” (SFAS No. 141 (R)), which was amended by FASB Staff Position (FSP) FAS 141 (R)-1 in April 2009. The statement broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. Primarily, the statement requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction. It also modifies disclosure requirements. Apache adopted SFAS No. 141 (R) prospectively effective January 1, 2009.
     Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, sometimes called a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the amounts of consolidated net income attributable to both the parent and the noncontrolling interest must be reported separately on the face of the income statement. This statement was applied prospectively effective January 1, 2009, and did not materially impact the presentation of our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Apache adopted SFAS No. 161 effective January 1, 2009. Adoption of this standard did not have an effect on our financial position or results of operations.
     In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (EPS) pursuant to FASB Statement No. 128, “Earnings Per Share.” This FSP concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic EPS under the two-class method. Apache adopted FSP EITF Issue No. 03-6-1 effective January 1, 2009. The number of unvested shares subject to the two-class method had a negligible impact on earnings per share.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Company does not expect the adoption of this standard to have an effect on its financial position or results of operations.
     In January 2009, the Securities and Exchange Commission (SEC) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The final rules are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. The Company is continuing to evaluate the impact of this release.
9. BUSINESS SEGMENT INFORMATION
     Apache has production in six countries: the United States (Gulf Coast and Central regions), Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea and Argentina. We also have exploration interest on the Chilean side of the island of Tierra del Fuego. Financial information by country is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
	(In thousands)
For the Quarter Ended March 31, 2009
Oil and Gas Production Revenues	$595,858	$209,919	$420,228	$42,835	$242,772	$92,002	$—	$1,603,614

Operating Income (Loss) (1)	$(1,099,536)	$(1,557,966)	$222,760	$(12,590)	$87,654	$19,609	$—	$(2,340,069)

Other Income (Expense):
Other								30,211
General and administrative								(85,046)
Financing costs, net								(58,587)
Income (Loss) Before Income Taxes								$(2,453,491)

Total Assets	$10,736,063	$4,371,379	$4,911,875	$2,873,315	$1,891,196	$1,469,539	$39,437	$26,292,804

For the Quarter Ended March 31, 2008
Oil and Gas Production Revenues	$1,369,468	$406,262	$671,898	$124,099	$516,376	$89,846	$—	$3,177,949

Operating Income (1)	$783,119	$180,724	$532,628	$44,919	$231,829	$19,552	$—	$1,792,771

Other Income (Expense):
Other								9,792
General and administrative								(82,423)
Financing costs, net								(44,253)

Income Before Income Taxes								$1,675,887

Total Assets	$12,515,032	$7,459,446	$3,708,017	$2,076,730	$2,330,861	$1,715,456	$10,533	$29,816,075

(1)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. The U.S. and Canada operating losses for the first quarter of 2009 include additional depletion of $1.2 billion and $1.6 billion, respectively, to write-down the carrying value of oil and gas properties.
10. SUPPLEMENTAL GUARANTOR INFORMATION
     Apache Finance Canada Corporation (Apache Finance Canada) is a subsidiary of Apache and has approximately $300 million publicly traded notes outstanding that are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.
     Apache Finance Pty Ltd. (Apache Finance Australia), a subsidiary of Apache, had $100 million of publicly traded securities which matured on March 15, 2009. The notes were repaid using existing cash balances.
     Each of these companies has been fully consolidated in Apache’s consolidated financial statements. As such, these condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2009

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$544,730	$—	$1,058,884	$—	$1,603,614
Equity in net income (loss) of affiliates	(945,743)	(542,336)	137,312	1,350,767	—
Other	1,576	14,684	14,949	(998)	30,211

	(399,437)	(527,652)	1,211,145	1,349,769	1,633,825

OPERATING EXPENSES:
Depreciation, depletion and amortization	1,441,489	—	1,957,289	—	3,398,778
Asset retirement obligation accretion	16,309	—	10,429	—	26,738
Lease operating expenses	173,168	—	224,321	—	397,489
Gathering and transportation	8,479	—	24,860	—	33,339
Taxes other than income	21,427	—	65,912	—	87,339
General and administrative	72,891	—	13,153	(998)	85,046
Financing costs, net	53,452	14,113	(8,978)	—	58,587

	1,787,215	14,113	2,286,986	(998)	4,087,316

INCOME (LOSS) BEFORE INCOME TAXES	(2,186,652)	(541,765)	(1,075,841)	1,350,767	(2,453,491)
Provision (benefit) for income taxes	(429,712)	(136,741)	(130,098)	—	(696,551)

NET INCOME (LOSS)	(1,756,940)	(405,024)	(945,743)	1,350,767	(1,756,940)
Preferred stock dividends	1,420	—	—	—	1,420

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,758,360)	$(405,024)	$(945,743)	$1,350,767	$(1,758,360)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2008

					All Other
			Apache	Apache	Subsidiaries
	Apache	Apache	Finance	Finance	of Apache	Reclassifications
	Corporation	North America	Australia	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$1,353,405	$—	$—	$—	$1,842,319	$(17,775)	$3,177,949
Equity in net income (loss) of affiliates	643,089	8,050	10,926	89,593	(2,491)	(749,167)	—
Other	(34)	—	—	14,657	(3,909)	(922)	9,792

	1,996,460	8,050	10,926	104,250	1,835,919	(767,864)	3,187,741

OPERATING EXPENSES:
Depreciation, depletion and amortization.	288,516	—	—	—	331,973	—	620,489
Asset retirement obligation accretion	17,777	—	—	—	8,720	—	26,497
Lease operating expenses	213,325	—	—	—	241,313	—	454,638
Gathering and transportation	10,127	—	—	—	48,624	(17,775)	40,976
Taxes other than income	54,209	—	—	—	188,369	—	242,578
General and administrative	66,883	—	—	—	16,462	(922)	82,423
Financing costs, net	37,473	—	4,497	14,113	(11,830)	—	44,253

	688,310	—	4,497	14,113	823,631	(18,697)	1,511,854

INCOME (LOSS) BEFORE INCOME TAXES	1,308,150	8,050	6,429	90,137	1,012,288	(749,167)	1,675,887
Provision (benefit) for income taxes	286,637	—	(1,621)	159	369,199	—	654,374

NET INCOME (LOSS)	1,021,513	8,050	8,050	89,978	643,089	(749,167)	1,021,513
Preferred stock dividends	1,420	—	—	—	—	—	1,420

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,020,093	$8,050	$8,050	$89,978	$643,089	$(749,167)	$1,020,093

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2009

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$228,835	$(1,709)	$316,090	$—	$543,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(354,241)	—	(592,111)	—	(946,352)
Additions to gas gathering, transmission and processing facilities	—	—	(112,839)	—	(112,839)
Restricted cash for acquisition settlement	13,880	—	—	—	13,880
Investment in subsidiaries, net	136,340	—	—	(136,340)	—
Other, net	(24,414)	—	(12,066)	—	(36,480)

NET CASH USED IN INVESTING ACTIVITIES	(228,435)	—	(717,016)	(136,340)	(1,081,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings	324	(3)	(44,196)	136,438	92,563
Payments on debt	—	—	(100,000)	—	(100,000)
Dividends paid	(51,633)	—	—	—	(51,633)
Common stock activity	245	—	98	(98)	245
Treasury stock activity, net	1,755	—	—	—	1,755
Cost of debt and equity transactions	(72)	—	—	—	(72)
Other	3,961	—	(1)	—	3,960

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,420)	(3)	(144,099)	136,340	(53,182)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,020)	(1,712)	(545,025)	—	(591,757)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	142,026	1,714	1,037,710	—	1,181,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,006	$2	$492,685	$—	$589,693

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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2009

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,006	$2	$492,685	$—	$589,693
Short-term investment	789,140	—	—	—	789,140
Receivables, net of allowance	467,368	1,095	822,620	—	1,291,083
Inventories	61,404	—	461,030	—	522,434
Drilling advances and others	401,304	1,635	207,307	—	610,246

	1,816,222	2,732	1,983,642	—	3,802,596

PROPERTY AND EQUIPMENT, NET	8,890,694	—	12,841,568	—	21,732,262

OTHER ASSETS:
Intercompany receivable, net	1,049,333	—	—	(1,049,333)	—
Goodwill, net	—	—	189,252	—	189,252
Equity in affiliates	11,989,451	1,064,674	52,662	(13,106,787)	—
Deferred charges and other	218,918	1,003,274	346,502	(1,000,000)	568,694

	$23,964,618	$2,070,680	$15,413,626	$(15,156,120)	$26,292,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$—	$—	$17,877	$—	$17,877
Accounts payable	1,958,693	—	(1,570,278)	—	388,415
Other accrued expenses	673,674	302,866	1,702,884	(1,049,333)	1,630,091

	2,632,367	302,866	150,483	(1,049,333)	2,036,383

LONG-TERM DEBT	4,061,328	647,091	185,899	—	4,894,318

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,315,046	3,387	1,158,080	—	2,476,513
Asset retirement obligation	855,912	—	703,268	—	1,559,180
Derivative instruments	7,442	—	10,611	—	18,053
Other	351,373	—	1,215,834	(1,000,000)	567,207

	2,529,773	3,387	3,087,793	(1,000,000)	4,620,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	14,741,150	1,117,336	11,989,451	(13,106,787)	14,741,150

	$23,964,618	$2,070,680	$15,413,626	$(15,156,120)	$26,292,804

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

					All Other
			Apache		Subsidiaries
	Apache	Apache	Finance	Apache	of Apache	Reclassifications
	Corporation	North America	Australia	Finance Canada	Corporation	& Eliminations	Consolidated
		(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,026	$—	$2	$1,714	$1,037,708	$—	$1,181,450
Short-term investments	791,899	—	—	—	100	—	791,999
Receivables, net of allowance	514,174	—	—	1,095	841,710	—	1,356,979
Inventories	59,106	—	—	—	439,461	—	498,567
Drilling advances and other	456,956	—	—	1,786	163,237	—	621,979

	1,964,161	—	2	4,595	2,482,216	—	4,450,974

PROPERTY AND EQUIPMENT, NET	9,970,619	—	—	—	13,987,898	—	23,958,517

OTHER ASSETS:
Intercompany receivable, net	1,185,771	—	—	—	—	(1,185,771)	—
Restricted cash	13,880	—	—	—	—	—	13,880
Goodwill, net	—	—	—	—	189,252	—	189,252
Equity in affiliates	12,919,395	510,620	714,092	1,556,673	(157,276)	(15,543,504)	—
Deferred charges and other	212,635	—	—	1,003,353	357,874	(1,000,000)	573,862

	$26,266,461	$510,620	$714,094	$2,564,621	$16,859,964	$(17,729,275)	$29,186,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$—	$99,977	$—	$12,621	$—	$112,598
Accounts payable	2,038,266	—	—	—	(1,489,321)	—	548,945
Other accrued expenses	855,197	(10,097)	165,432	290,587	1,743,544	(1,185,771)	1,858,892

	2,893,463	(10,097)	265,409	290,587	266,844	(1,185,771)	2,520,435

LONG-TERM DEBT	4,061,005	—	—	647,071	100,899	—	4,808,975

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Income taxes	1,599,539	—	(31,292)	3,548	1,594,862	—	3,166,657
Asset retirement obligation	844,126	—	—	—	711,403	—	1,555,529
Derivative instruments	—	30,643	(30,643)	—	7,713	—	7,713
Other	359,607	—	—	—	1,258,848	(1,000,000)	618,455

	2,803,272	30,643	(61,935)	3,548	3,572,826	(1,000,000)	5,348,354

COMMITMENTS AND CONTINGENCIES	16,508,721	490,074	510,620	1,623,415	12,919,395	(15,543,504)	16,508,721

SHAREHOLDERS’ EQUITY	$26,266,461	$510,620	$714,094	$2,564,621	$16,859,964	$(17,729,275)	$29,186,485

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Apache Corporation, a Delaware corporation formed in 1954, together with its subsidiaries (collectively, Apache) is one of the world’s largest independent oil and gas companies with exploration and production interests in the United States, Canada, Egypt, offshore Western Australia, offshore the United Kingdom (U.K.) in the North Sea (North Sea) and Argentina. We also have exploration interests on the Chilean side of the island of Tierra del Fuego.
     This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarter Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes, Management’s Discussion and Analysis of Financial Condition, and Results of Operations included in our Annual Report on Form 10-K.
Overview
     The continued deterioration of the global economy has created a difficult operating environment for exploration and production companies. Faced with ongoing uncertainty in the credit markets, falling demand for crude oil and natural gas and a challenging and uncertain world economy, the Company took several strategic steps during the fourth quarter of 2008 and the first quarter of 2009 designed to maintain our financial liquidity. After securing additional financing in the fourth quarter of 2008, we substantially reduced 2009 capital budgets and implemented initiatives to actively pursue cost reductions, including the cost of drilling, operating supplies and services and overhead. In the second quarter of 2009, we announced a six percent reduction in our worldwide headcount, which, while difficult, was necessary to right size the organization for today’s much lower commodity price environment. We also deferred salary increases company-wide and reduced salaries of the four members of the Office of the Chief Executive by 10 percent.
     As the entire world faces challenging times, our focus on financial discipline and long-term growth remain unchanged. We believe we are well-positioned to take advantage of opportunities that will inevitably present themselves in the current environment, which should enable Apache to emerge from the current downturn a stronger company. We exited the first quarter with nearly $1.4 billion in cash and short-term investments, $2.5 billion of available committed borrowing capacity, a debt-to-capitalization ratio of 25 percent and an A- credit rating.
Earnings and Cash Flow
     Our first-quarter results, relative to the first quarter of 2008, were negatively impacted by significantly lower crude oil and natural gas price realizations and a non-cash write-down of the carrying value of our U.S. and Canadian proved oil and gas properties. The $1.98 billion non-cash after-tax write-down resulted in a first-quarter loss of $5.25 per common share, with the write-down representing a loss of $5.91 per share. Earnings were $3.03 per share for the first quarter of 2008. Cash provided by operating activities, which was unaffected by the write-down, totaled $543 million compared to $1.8 billion in the comparable prior-year quarter.
     While we have seen some strengthening of crude oil prices from the lows of December 2008, natural gas prices in North America have weakened considerably since that time. This quarter’s full-cost ceiling test write-down in the U.S. and Canada was the result of lower natural gas prices on March 31, 2009, than on December 31, 2008. For additional discussion on prices, refer to “Pricing Trends” under this Item 2. We believe weak commodity prices are likely to be a challenge for the remainder of this year.
     First-quarter 2009 oil and gas revenues were 50 percent, or $1.6 billion, lower than the first quarter of 2008, driven by a 52 percent drop in average crude oil realizations and a 40 percent drop in natural gas realizations. On a barrel of oil equivalent (boe) basis, daily production was just two percent below the year-ago period, with gains in Egypt, the North Sea and Argentina offsetting natural decline and production remaining shut-in awaiting infrastructure repairs following the Varanus Island pipeline explosion in Australia and the 2008 U.S. hurricanes. Total operating expenses, excluding the impact of the non-cash write-down, declined 16 percent from the first quarter of 2008. Reductions in costs continue to lag behind the sharp decline in commodity prices and are not presently at levels we feel are in line with today’s lower commodity prices. We continue to monitor cost trends very closely and make appropriate adjustments to drilling and development schedules while actively pursuing further cost reductions.

Operating Highlights
     During the first quarter, we reduced exploration and development drilling across all our regions while still advancing several large projects. Significant progress was made on two new gas processing trains in Egypt’s Western Desert, our Geauxpher development in the Gulf of Mexico and restoration of full production in the Gulf of Mexico following Hurricane Ike and in Australia following the June 2008 explosion at the Varanus Island processing facilities. We continued development of the Van Gogh oil field in Australia; however, initial production, which was originally scheduled for mid-year, has been delayed until around year-end because of a recent fire onboard the floating production, storage and offloading (FPSO) vessel. The FPSO is owned and operated by a third party and will be leased by Apache when it is delivered to Van Gogh.
     Notable highlights include:
Egypt
•	The two new processing trains in Egypt are currently ramping up to full capacity and we expect to reach our targeted net production of 100 million cubic feet of gas per day (MMcf/d) and 5,000 barrels of condensate per day during the second quarter of 2009.

•	On January 14, 2009, we formally announced three new field discoveries in Egypt’s Western Desert that tested an aggregate 80 MMcf/d and 5,909 barrels of oil per day (b/d). The Sultan-3X located on the Khalda Offset Concession test-flowed 5,021 b/d and 11 MMcf/d from three commingled intervals in the Safa formation. The two other discoveries, the Adam-1X and the Maggie-1X, discovered new gas-condensate fields on the Matruh development lease north of the Sultan discovery. Apache has a 100-percent contractor interest in both concessions. Oil production from Sultan-3X began in the first quarter of 2009.

•	On April 30, 2009, we formally announced two additional new field discoveries in the Western Desert and the first discovery in the North Tarek Concession along the Mediterranean coast. The Phiops-1X well in the South Umbarka Concession test-flowed 2,278 b/d and 5 MMcf/d from the Safa formation. The WKAL-A-1X well, located five miles west of Phiops-1X in the West Kalabsha Concession, tested at 770 b/d and 4 MMcf/d from the Jurassic Zahra formation and 2,906 b/d and 16 MMcf/d from the Cretaceous AEB-3 formation. The NTRK-C-1X well in the North Tarek Concession logged a total of 48 feet of AEB-6 pay and tested at 3,489 b/d and 5 MMcf/d. We plan to continue an exploration, appraisal and development program in 2009 to capitalize on these successes, with two new three-dimensional seismic surveys to commence later this year.
Australia
•	On January 6, 2009, Apache announced that it had signed a contract to supply natural gas from the Reindeer Field to CITIC Pacific’s Sino Iron project in Western Australia. The terms require Apache and its joint venture partner to supply 154 billion cubic feet of gas over seven years beginning in the second half of 2011. Apache owns a 55-percent interest in the field. The gas will be supplied through a new, 65-mile offshore pipeline and an onshore sales-gas processing facility currently under construction at Devil Creek.

•	Apache subsidiaries continued repairs to the Varanus Island gas processing and transportation hub offshore Western Australia, which sustained damage from a gas pipeline explosion in June 2008. Production is projected to be fully restored by the end of the second quarter of 2009.
United States
•	Production from our previously announced discovery at the Geauxpher field at Garden Banks 462 in deepwater Gulf of Mexico is planned for May 2009, with an estimated net production rate of approximately 45 MMcf/d. Apache generated the prospect and owns a 40-percent working interest.

•	We made considerable progress restoring Gulf Coast region production previously shut-in because of hurricane damage to third-party pipelines and processing facilities. The region restored an average of 3,728 b/d and 24 MMcf/d and now has an estimated 4,250 b/d and 63 MMcf/d remaining offline. While we plan to restore almost all of the production by mid-year 2009, the timing in many instances is beyond our control since we are awaiting repairs to third-party pipelines and facilities.

•	On April 20, 2009, Apache reported that the Ewing Banks 998 #1 discovery test-flowed 4,254 b/d and 5.4 MMcf/d. The well will be connected to existing facilities, with first production projected for the first quarter of 2010. Apache owns a 50 percent interest in the property.

•	On April 30, 2009, we announced an agreement to acquire nine Permian Basin oil and gas fields with current net production of 3,500 barrels of oil equivalent per day from Marathon Oil Corporation for $187.4 million. These long-lived oil fields fit well with Apache’s existing properties in the Permian Basin, particularly in Lea County, N.M., and will provide us drilling opportunities for many years. The transaction is scheduled to close early in the second quarter of 2009. The effective date is January 1, 2009.
Argentina
•	On March 30, 2009, Apache announced that the Argentine province of Neuquén has agreed to extend the term of eight federal oil and gas concessions for 10 additional years. The concessions, which were originally scheduled to expire between 2015 and 2017, encompass approximately 590,000 acres (2,384 square kilometers (km2), including exploratory areas totaling 514,000 acres (2,082 km2). In exchange for production that would have reverted to the province beginning in six years and the right to explore for 10 additional years, Apache will pay a bonus of approximately $23 million, increase the provincial royalty to 15 percent from 12 percent and spend up to $320 million in future work programs over a 19-year period.
North Sea
•	During the quarter, we completed four successful oil development wells, which are currently producing 8,470 b/d. Included is the FA4-5 well, which encountered 26 meters of pay and is producing about 5,000 b/d. We are currently completing two additional oil development wells and anticipate those to be producing in May 2009.
Results of Operations
Revenues

	For the Quarter Ended March 31,
	Crude Oil	Natural Gas	NGL’s	Total
	(In thousands)
2007 Revenues	$1,159,929	$826,761	$36,377	$2,023,067

Volume increase (decrease)	292,759	(20,574)	1,317	273,502
Price increase (decrease)	779,880	197,116	22,881	999,877
Impact of hedges increase (decrease)	(112,848)	(5,649)	—	(118,497)

Increase (decrease) in 2008	$959,791	$170,893	$24,198	$1,154,882

2008 Revenues	$2,119,720	$997,654	$60,575	$3,177,949

Contribution to total revenues	66.7%	31.4%	1.9%	100.0%

Volume increase (decrease)	20,026	(32,362)	(4,160)	(16,496)
Price increase (decrease)	(1,252,690)	(416,539)	(36,948)	(1,706,177)
Impact of hedges increase (decrease)	135,577	12,761	—	148,338

Increase (decrease) in 2009	$(1,097,087)	$(436,140)	$(41,108)	$(1,574,335)

2009 Revenues	$1,022,633	$561,514	$19,467	$1,603,614

Contribution to total revenues	63.8%	35.0%	1.2%	100.0%

Production and Pricing

	For the Quarter Ended March 31,
			Increase
	2009	2008	(Decrease)
Oil Volume — Barrels per day:
United States	86,745	100,679	(14)%
Canada	16,349	17,347	(6)%
Egypt	83,525	62,551	34%
Australia	7,836	9,420	(17)%
North Sea	60,494	58,771	3%
Argentina	12,438	12,225	2%

Total (1)	267,387	260,993	2%

Average Oil Price — Per barrel:
United States	$42.67	$83.58	(49)%
Canada	37.98	93.21	(59)%
Egypt	42.21	97.85	(57)%
Australia	31.81	101.67	(69)%
North Sea	44.26	95.83	(54)%
Argentina	47.26	45.13	5%
Total (2)	42.49	89.25	(52)%

Natural Gas Volume — Mcf per day:
United States	612,678	744,014	(18)%
Canada	357,215	360,750	(1)%
Egypt	317,823	242,977	31%
Australia	142,039	191,180	(26)%
North Sea	2,681	2,605	3%
Argentina	191,955	165,133	16%

Total (3)	1,624,391	1,706,659	(5)%

Average Natural Gas Price — Per Mcf:
United States	$4.57	$8.36	(45)%
Canada	4.67	7.56	(38)%
Egypt	3.60	5.20	(31)%
Australia	1.60	2.12	(25)%
North Sea	7.40	16.31	(55)%
Argentina	1.98	1.84	8%
Total (4)	3.84	6.42	(40)%

Natural Gas Liquids (NGL) — Barrels per day:
United States	4,910	7,240	(32)%
Canada	2,112	2,235	(6)%
Argentina	3,138	2,720	15%

Total	10,160	12,195	(17)%

Average NGL Price — Per barrel:
United States	$24.26	$57.37	(58)%
Canada	20.60	53.35	(61)%
Argentina	17.11	48.18	(64)%
Total	21.29	54.58	(61)%

(1)	Approximately eight percent of first-quarter 2009 production was subject to financial derivative hedges, 17 percent in 2008.

(2)	Reflects per barrel increase of $1.60 in first-quarter 2009 and a $4.09 reduction in 2008 from financial derivative hedging activities.

(3)	Approximately seven percent of first-quarter 2009 production was subject to financial derivative hedges, 18 percent in 2008.

(4)	Reflects per Mcf increase of $.12 in first-quarter 2009 and $.03 in 2008 from financial derivative hedging activities.

First Quarter 2009 Compared to First Quarter 2008
     Crude Oil Revenues First-quarter crude oil revenues were $1.1 billion lower than the 2008 period, with a 52 percent decrease in average realized price. Daily production increased two percent to 267,387 b/d.
     U.S. oil revenues declined $433 million on a 49 percent decrease in realized crude oil prices and a 14 percent decrease in daily production. The impact from price and production was $375 million and $58 million, respectively. Prices in the U.S. averaged $42.67 per barrel compared to $83.58 in the year-ago period. Gulf Coast region production was down 21 percent primarily from natural decline and downtime from hurricane damaged properties, while Central region production decreased three percent on pipeline and gas plant shut-ins.
     Egypt’s oil revenues fell $240 million from the prior year period, with the impact of a 57 percent decline in prices partially offset by a 34 percent increase in net production. Oil price realizations averaged $42.21 per barrel, down from $97.85 in the first quarter of last year. Daily net production averaged 83,525 b/d, an increase of 20,974 b/d. Production gains came primarily from the favorable impact of lower prices on cost recovery volumes but also included production from new wells at Khalda, East Bahariya, South Umbarka and West Kalabsha.
     Australia’s oil revenues fell $65 million on a 69 percent drop in price and a 17 percent production decrease. Production averaged 7,836 b/d and continues to be negatively impacted by infrastructure damage following the June 2008 Varanus Island pipeline explosion and fire, which initially shut-in all production from the John Brookes field and Harriet Joint Venture. Production has since been partially restored at both locations, with complete restoration anticipated in the second quarter of 2009. The impact of the shut-in production was partially offset by less weather related downtime.
     North Sea crude oil revenues dropped $272 million because of a 54 percent drop in price realizations. Oil realizations averaged $44.26, $51.57 per barrel less than the year-ago period. Production rose three percent on new production from our drilling program.
     Canada’s revenues decreased $91 million, with most of the decline attributed to lower price realizations. Canada’s oil prices averaged $37.98 per barrel, down from $93.21 in the comparative quarter. Daily production declined six percent on third party facility downtime and property sales.
     Argentina’s oil revenues rose five percent, or $3 million, on increases in both price realizations and daily production. Crude averaged $47.26 per barrel, or $2.13 more than a year ago, on favorable quality adjustments and increased production in Tierra del Fuego, a tax-favored area where producers retain the 21 percent value-added tax collected from buyers. Production averaged 12,438 b/d, up 213 b/d from last year. Most of the increase came in Tierra del Fuego on new wells, workovers and recompletions, which collectively more than offset natural decline.
     Natural Gas Revenues First-quarter natural gas revenues declined $436 million on a 40 percent decrease in realized natural gas prices and a five percent decline in production.
     U.S. natural gas revenues decreased $314 million on 45 percent lower realized prices and an 18 percent decrease in production. Natural gas prices averaged $4.57 per Mcf, down $3.79 per Mcf from the comparable year-ago period. Central region daily production was up two percent on drilling and recompletion activities, while Gulf Coast daily production was 30 percent lower on natural decline and lingering shut-ins from the 2008 hurricanes, primarily where we are waiting on repairs to damaged third party pipelines upon which we are dependent and the timing of which we cannot control.
     Egypt’s natural gas revenues were $12 million lower, with 31 percent lower price realizations slightly outweighing the impact of a 31 percent increase in production. Gas prices in the region fell $1.60 to $3.60 per Mcf. Production benefited from the favorable impact of lower prices on cost recovery volumes, as well as production from new wells and recompletion and workover activities.
     Canada’s natural gas revenues fell $98 million, with a 38 percent decrease in realized natural gas prices accounting for nearly all of the decrease. Gas price realizations fell $2.89 to $4.67 per Mcf. Natural gas production decreased one percent on property sales.
     Australia’s natural gas revenues dropped $17 million in the first quarter on 26 percent lower production and a 25 percent drop in price realizations. Realized prices fell to $1.60 per Mcf as the majority of our gas contracts, denominated in Australian dollars and set at fixed rates, were negatively impacted by a stronger U.S. dollar. Production in the region was negatively impacted by production shut-in awaiting infrastructure repairs after the June

2008 Varanus Island pipeline explosion and fire, as discussed above. Production was further impacted by downtime for drilling operations at the John Brookes facility.
     Argentina’s gas revenues rose $7 million, or 24 percent, from the year-ago period on increases in both price realizations and daily production. Production gains from deep gas wells brought online at Neuquén and a reduction in reinjections at Tierra del Fuego drove production up 16 percent to 192 MMcf/d. Natural gas realizations rose eight percent to $1.98 per Mcf on seasonal demand.
Costs
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis, on an absolute dollar basis or both, depending on their relevance.

	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2009	2008	2009	2008
	(In millions)		(Per Boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$536	$583	$10.86	$11.50
Additional	2,818	—	57.11	—
Other assets	45	37	.91	.73
Asset retirement obligation accretion	27	27	.54	.52
Lease operating expenses	397	455	8.06	8.96
Gathering and transportation	33	41	.67	.81
Taxes other than income	87	243	1.77	4.78
General and administrative expenses	85	82	1.72	1.62
Financing costs, net	59	44	1.19	.87

Total	$4,087	$1,512	$82.83	$29.79

     Depreciation, Depletion and Amortization (DD&A) The following table details the changes in recurring DD&A of oil and gas properties between the first quarter of 2009 and 2008:

Recurring DD&A
(In millions)
2008 DD&A	$583
Volume change	(35)
Rate change	(12)

2009 DD&A	$536

     Recurring full-cost DD&A expense of $536 million decreased $47 million on an absolute dollar basis: $12 million on rate and $35 million from lower volumes. The Company’s full-cost DD&A rate decreased $.64 to $10.86 per boe. The decrease in rate reflects the impact of a $5.3 billion non-cash write-down of the carrying value of our December 31, 2008 proved property balances in the U.S., U.K. North Sea, Canada and Argentina.
     In addition, we recorded a $2.82 billion ($1.98 billion net of tax) non-cash write-down of the carrying value of our March 31, 2009, proved oil and gas property balances in the U.S. and Canada. Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted 10 percent, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices and using costs in effect at the end of each fiscal quarter and require a write-down if the “ceiling” is exceeded, even if prices declined for only a short period of time. Write-downs required by these rules do not impact cash flow from operating activities. If oil and gas prices deteriorate from the Company’s quarter-end levels, additional write-downs may occur.

     Lease Operating Expenses (LOE) Our 2009 first-quarter LOE decreased 13 percent on an absolute dollar basis. On a per unit basis, LOE was down 10 percent or $.90 per boe.
     Our LOE rate, which decreased $.90 per boe, was impacted by the items below:
•	Less workover activity, primarily on Permian Basin oil properties, resulted in a reduction of $.43 per boe.

•	A stronger U.S. dollar compared to currencies in Canada, Australia and the North Sea resulted in a $.70 per boe reduction.

•	A decrease in our OIL insurance early withdrawal penalty (incurred if the Company terminates its membership in OIL, an insurance mutual) reduced the LOE rate by $.24 per boe.

•	Hurricane repair costs in the U.S. increased the rate $.29 per boe.

•	Lower production increased our rate by $.23.
     Gathering and Transportation Gathering and transportation costs totaled $33 million in the first quarter of 2009, down $8 million. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented.

	For the Quarter Ended
	March 31,
	2009	2008
	(In millions)
U.S.	$9	$10
Canada	11	18
North Sea	6	8
Egypt	6	4
Argentina	1	1

Total Gathering and Transportation	$33	$41

     The decrease in Canada resulted primarily from the impact of foreign exchange rates and lower transportation tariffs and volumes. North Sea costs were down on foreign exchange rates.
     Taxes other than Income Taxes other than income totaled $87 million, a decrease of $156 million. A detail of these taxes follows:

	For the Quarter Ended
	March 31,
	2009	2008
	(In millions)
U.K. PRT	$50	$165
Severance taxes	17	47
Ad valorem taxes	8	22
Canadian taxes	4	4
Other	8	5

Total Taxes other than Income	$87	$243

     North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. U.K. PRT was $115 million less than the 2008 period on a 67 percent decrease in net profits driven by lower revenues. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina. The decrease in severance taxes resulted from lower taxable revenues in the U.S. and Australia, consistent with the lower realized oil and natural gas prices. Ad valorem taxes are assessed on U.S. and Canadian property values and sales. The $14 million decrease resulted from lower taxable valuations associated with decreases in oil and natural gas prices.
     General and Administrative Expenses General and administrative expenses (G&A) were $3 million higher, averaging $1.71 per boe, up $.09. Expenses recognized pursuant to the retirement agreement of our founder and former chairman and insurance coverage added $.53 to our 2009 rate but were mostly offset by lower incentive compensation and stock appreciation rights (SARs) expense. SARs expense was down as a result of a 14 percent decline in Apache’s stock price during the first quarter of 2009 compared to a 12 percent increase in the comparative 2008 quarter.
     Provision for Income Taxes During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year, after consideration of discrete items. While there were no significant changes during the first quarter of 2009 or 2008 in tax rates in the major jurisdictions in which we operate, during the first quarter of 2009 or 2008, the Company’s non-cash write-down of the carrying value of its proved oil and gas properties was deemed a discrete event, and therefore, the tax effects of the write-down were recorded this quarter.
     The 2009 first-quarter provision for income taxes was a benefit of $697 million compared to an expense of $654 million in the 2008 quarter. The benefit was associated with the non-cash write-down of the carrying value of our proved oil and gas properties previously discussed. The effective income tax rate in the first quarter of 2009 was 28 percent, compared to 39 percent in the first quarter of 2008. We recorded a $5 million reduction to tax expense related to foreign currency fluctuations during the first quarter of 2009, compared to a $13 million reduction for the same 2008 period.
Capital Resources and Liquidity
Sources and Uses of Cash
     Overview Our primary source of cash generation is net cash provided by operating activities, although we may also generate cash through financing activities and proceeds from sales of nonstrategic assets.
     Net cash provided by operating activities is substantially driven by the sale of crude oil and natural gas and, therefore, is significantly impacted by changes in commodity prices and production volumes. The worldwide economic slowdown has negatively impacted the demand for energy, and commodity prices have fallen steeply since their highs in mid-2008. See “Results of Operations” of this Item 2 for a review of the impact of prices and volumes on sales.
     As a result, we have reduced capital spending until commodity prices increase and/or well costs align with the lower commodity price environment that currently exists. We are also actively pursuing reductions in well costs, operating costs and general and administrative expenses. We will continue to monitor our projected cash flows and adjust our spending accordingly.
     Our primary uses of cash are exploration and development activities, working capital obligations, payment of outstanding borrowings and associated interest payments, dividends and other contractual obligations.
     The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Quarter Ended
	March 31,
	2009	2008
	(In millions)
Sources of Cash and Cash Equivalents:
Net Cash Provided by Operating Activities	$543	$1,808
Sales of property and equipment	—	193
Net commercial paper and bank loan borrowings	93	—
Common stock issuances	—	9
Other	20	18

	656	2,028

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	1,060	1,247
Payments on fixed-rate notes	100	—
Dividends	52	85
Restricted cash	—	228
Net commercial paper and bank loan repayments	—	87
Other	36	124

	1,248	1,771

Increase (decrease) in cash and cash equivalents	$(592)	$257

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.

     Net Cash Provided by Operating Activities Net cash provided by operating activities for the first quarter of 2009 totaled $543 million, down $1.3 billion from the first quarter of 2008. The decrease reflects the impact of lower oil and gas revenues ($1.6 billion) and unfavorable changes in operating assets and liabilities ($404 million), partially offset by decreases in taxes other than income ($155 million) and lease operating expenses ($57 million). The change in operating assets and liabilities reflects the impact of lower accounts payable and accrued expenses and lower receivables on declining commodity prices.
     For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2. For additional detail of changes in operating assets and liabilities, see the Statement of Consolidated Cash Flows in Item 1, Financial Statements of this Quarterly Form 10-Q.
     Capital Expenditures Capital expenditures totaled $1.2 billion for the first three months of 2009, compared to $1.4 billion for the comparable period last year. The following table presents a summary of the Company’s capital expenditures by country for the three months ended March 31, 2009 and 2008:

	For the Quarter Ended
	March 31,
	2009	2008
	(In thousands)
Exploration and Development:
United States	$309,873	$427,361
Canada	127,757	223,896
Egypt	208,694	187,185
Australia	133,658	229,516
North Sea	85,414	118,363
Argentina	47,323	63,248
Chile	3,765	—

	916,484	1,249,569
Acquisitions — Oil and Gas Properties	60,025	7,947
Asset Retirement Costs	59,605	85,072
Capitalized Interest	16,009	21,577
Gathering Transmission and Processing Facilities	112,839	76,304

Total Capital Expenditures	$1,164,962	$1,440,469

     Exploration and development (E&D) expenditures were down $333 million, or 27 percent, from the 2008 comparable quarter to $916 million. The U.S. accounted for 34 percent of total E&D activity in first-quarter 2009 and 2008, with expenditures down $117 million on lower drilling activity and reduced investments in platforms and production facilities located in the Gulf of Mexico. Egypt accounted for 23 percent of worldwide E&D spending, compared to 15 percent in the prior-year period, as increased drilling activity in Egypt’s Western Desert drove spending $22 million higher. Canada accounted for 14 percent of worldwide E&D expenditures in first-quarter 2009, which were down $96 million from the comparable 2008 period on lower drilling activity. Australia’s E&D expenditures fell nearly $96 million because of lower drilling activity and reduced investments in platforms and production facilities. North Sea E&D expenditures were $33 million lower upon completion of several platform upgrade projects.
     Payments on fixed-rate notes The $100 million Apache Finance Pty Ltd (Apache Finance Australia) 7.0% notes matured on March 15, 2009. The notes were repaid using existing cash balances.
     Dividends Common stock dividends paid during the first quarter of 2009 fell $33 million. Prior year common stock dividends included a special cash dividend of 10 cents per common share paid on March 18, 2008. During the first quarter of 2009 and 2008, Apache paid $1.4 million in dividends on its Series B Preferred Stock issued in August 1998.

Liquidity
     Overview Our primary sources of liquidity are cash and short-term investments, net cash provided by operating activities, available committed borrowing capacity, other financing activities and proceeds from the occasional sale of nonstrategic assets.
     The ongoing disruption in the credit markets has had a significant adverse impact on a number of financial institutions. We have reviewed the credit worthiness of the banks and financial institutions with which we maintain our investments. Thus far, our liquidity and financial position have not been materially impacted. However, further deterioration in the credit markets could adversely affect the availability of external sources of short-term and long-term capital funding.
     Notwithstanding these adverse market conditions, we believe current cash and short-term investment balances and internally generated cash flows, together with access to the external sources of funds, will be sufficient to meet our near- and long-term cash needs.

	March 31,		December 31,
	2009		2008
Millions of dollars except as indicated
Cash	$590		$1,181
Short-term investments	$789		$792
Restricted cash	$—		$14
Total debt	$4,912		$4,922
Shareholders’ equity	$14,741	(2)	$16,509	(1)
Available committed borrowing capacity	$2,465		$2,550
Floating-rate debt/total debt	4%		2%
Percent of total debt-to-capitalization	25	% (2)	23	% (1)

(1) (2)	Our year-end shareholders’ equity balance and debt-to-capitalization ratio were impacted by a $3.6 billion (after-tax) non-cash write-down in the carrying value of oil and gas properties on December 31, 2008.
Our March 31, 2009, shareholders’ equity balance and debt-to-capitalization ratio were impacted by a $3.6 billion (after-tax) non-cash write-down in the carrying value of oil and gas properties on December 31, 2008, and a $1.98 billion (after-tax) non-cash write-down in the carrying value of oil and gas properties on March 31, 2009.
     Cash and Cash Equivalents We had $590 million in cash and cash equivalents at March 31, 2009, compared to $1.2 billion at December 31, 2008. The majority of the cash is in our foreign subsidiaries ($102 million in U.S.) and is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase. We intend to use cash from our international subsidiaries to fund international projects.
     Short-term Investments We occasionally invest in highly-liquid, short-term investments in order to maximize our income on available cash balances. As needed, we may reduce such short-term investment balances to further supplement our operational cash flows. At March 31, 2009, we had $789 million invested in U.S. Treasury securities with original maturities greater than three months but less that one year, compared to $792 million at year-end.
     Debt At March 31, 2009, outstanding debt, which consisted of notes, debentures and uncommitted bank lines, totaled $4.9 billion. Current debt includes $17.9 million borrowed under uncommitted overdraft lines in Argentina.
     Available committed borrowing capacity As of March 31, 2009, the Company had unsecured committed revolving syndicated bank credit facilities totaling $2.3 billion. The facilities consist of a $1.5 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. Since there are no outstanding borrowings or commercial paper at quarter-end, the full $2.3 billion of unsecured credit facilities are available to the Company.
     The Company has available a $1.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. Apache did not issue any commercial paper in the first quarter of 2009. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100 percent backstop.

     One of the Company’s Australian subsidiaries has a secured revolving syndicated credit facility for its Van Gogh and Pyrenees oil developments offshore Western Australia. The facility provides for total commitments of $350 million, with availability determined by a borrowing base formula. The borrowing base was set at $350 million and will be redetermined after the fields commence production and certain tests have been met, and semi-annually thereafter. As of March 31, 2009, there was $185 million outstanding under the facility leaving available borrowing capacity at $165 million.
     The Company was in compliance with the terms of all credit facilities as of March 31, 2009.
     Percent of total debt to capitalization The Company’s March 31, 2009, debt-to-capitalization ratio was 25 percent, up from 23 percent at December 31, 2008.
     Credit Rating As of March 31, 2008, we have maintained our A- credit rating. We cannot predict, nor can we assure, that we will not receive a ratings downgrade in the future.
     Pricing Trends First-quarter 2009 average realized prices were substantially lower than 2008 first-quarter prices. Our average natural gas price realizations have been on a downward trend since peaking in July 2008, reaching a multi-year low of $3.49 per Mcf in March 2009. Our crude oil realizations followed a similar trend, bottoming at a monthly average of $36.45 per barrel in December 2008, before increasing slightly to an average of $46.18 in March 2009.
     Crude oil trades in a global market; consequently, prices for all types and grades of crude oil generally move in the same direction. Natural gas has a limited global transportation system and, therefore, is subject to local supply and demand conditions. Approximately two-thirds of our natural gas is sold in the North American market, which tracks New York Mercantile Exchange (NYMEX) prices, while the remaining is not subject to daily spot markets. Following is a table of the published monthly average NYMEX prices in the first quarter of 2009 and 2008:

	2009			2008
	March	February	January	March	February	January
Crude Oil	$48.25	$39.47	$41.99	$105.15	$94.92	$92.96
Natural Gas	$4.13	$4.49	$5.96	$9.11	$8.03	$7.08
     While we are presently in a strong financial position, continued lower prices will negatively impact our future oil and gas production revenues, earnings and liquidity. Commodity prices are volatile, and future prices cannot be accurately predicted. For these reasons, we have historically based our capital expenditure budget on projected cash flows, modifying initial budgets in the event of significant changes in commodity prices. Given the recent commodity price levels, our first- quarter 2009 expenditures were substantially lower than 2008 levels. We continue to monitor prices and will adjust our capital budgets accordingly. Well costs have yet to align with the lower commodity price environment that currently exists.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. Approximately seven percent of our first-quarter 2009 natural gas and eight percent of our crude oil production was subject to financial derivative hedges. The percentage of production hedged for the remainder of the year is slightly higher than the percentage in the first quarter.
     Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company’s price-risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes.
     On March 31, 2009, the Company had open natural gas derivative hedges in an asset position with a fair value of $79 million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $27 million, while a 10 percent decrease in prices would increase the fair value by approximately $27 million. The Company also had open oil derivatives in an asset position with a fair value of $150 million. A 10 percent increase in oil prices would decrease the fair value by approximately $125 million, while a 10 percent decrease in prices would increase the fair value by approximately $126 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2009. See Note 1 — Hedging and Derivative Instruments of the Notes to Consolidated Financial Statements in Item 1 of this quarterly report for notional volumes and terms associated with the Company’s derivative contracts.
Interest Rate Risk
     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 96 percent of the Company’s debt. At March 31, 2009, total debt included $203 million of floating-rate debt. As a result, Apache’s annual interest costs in 2009 will fluctuate based on short-term interest rates on what is approximately four percent of our total debt outstanding at March 31, 2009. The impact on cash flow of a 10 percent change in the floating interest rate from that at March 31, 2009, would be approximately $214,000 per quarter.
Foreign Currency Risk
     The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts, and the majority of our gas production is sold under fixed-price Australian dollar contracts. Approximately half of our costs incurred for Australian operations are paid in U.S. dollars. In Canada, the majority of oil and gas production is sold under Canadian dollar contracts. The majority of our costs incurred are paid in Canadian dollars. Our North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Argentine revenues and expenditures are largely denominated in U.S. dollars but converted into Argentine pesos at the time of payment. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds, Egyptian pounds and Argentine pesos are converted to U.S. dollar equivalents based on the average exchange rates during the period.
     Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other,” or, as is the case when we remeasure our foreign tax liabilities, as a component of the Company’s income tax provision (benefit) on the Statement of Consolidated Operations in Item 1 of this quarterly report.
Forward-Looking Statements and Risk
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2008 and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 — “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A — “Risk Factors,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in our most recently filed Form 10-K.
     All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Roger B. Plank, the Company’s President, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

Please refer to both Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (filed with the SEC on March 1, 2009) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

During the quarter ending March 31, 2009, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

	†10.1	—	Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).

	†10.2	—	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

	*12.1	—	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

	*31.1	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

	*31.2	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

	*32.1	—	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*	Filed herewith

†	Management contracts of compensatory plans or arrangements

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: May 8, 2009	/s/ ROGER B. PLANK

Roger B. Plank
President
(Principal Financial Officer)

Dated: May 8, 2009	/s/ REBECCA A. HOYT

Rebecca A. Hoyt
Vice President and Controller
(Principal Accounting Officer)