Form 10-Q
period 2010-03-31
APACHE CORP
filed 2010-05-07
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of April 30, 2010                                                 337,268,303

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
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2010	2009
	(In thousands, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$2,693,625	$1,603,614
Other	(20,374)	30,211

	2,673,251	1,633,825

OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	638,498	580,617
Additional	—	2,818,161
Asset retirement obligation accretion	24,002	26,738
Lease operating expenses	440,246	397,489
Gathering and transportation	40,365	33,339
Taxes other than income	176,938	87,339
General and administrative	87,150	85,046
Financing costs, net	59,267	58,587

	1,466,466	4,087,316

INCOME (LOSS) BEFORE INCOME TAXES	1,206,785	(2,453,491)
Current income tax provision	342,974	2,494
Deferred income tax provision (benefit)	158,830	(699,045)

NET INCOME (LOSS)	704,981	(1,756,940)
Preferred stock dividends	—	1,420

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$704,981	$(1,758,360)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$2.09	$(5.25)

Diluted	$2.08	$(5.25)

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Quarter Ended
	March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$704,981	$(1,756,940)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	638,498	3,398,778
Asset retirement obligation accretion	24,002	26,738
Provision for (benefit from) deferred income taxes	158,830	(699,045)
Other	41,569	13,528
Changes in operating assets and liabilities:
Receivables	(268,852)	69,138
Inventories	(7,884)	6,522
Drilling advances	4,376	(16,095)
Deferred charges and other	3,392	44,394
Accounts payable	116,378	(161,200)
Accrued expenses	(274,086)	(341,717)
Deferred credits and noncurrent liabilities	12,225	(40,885)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,153,429	543,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(958,759)	(946,352)
Additions to gas gathering, transmission and processing facilities	(115,302)	(112,839)
Restricted cash	—	13,880
Other	26,311	(36,480)

NET CASH USED IN INVESTING ACTIVITIES	(1,047,750)	(1,081,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	(3,327)	92,563
Payments on fixed-rate notes	—	(100,000)
Dividends paid	(50,481)	(51,633)
Common stock activity	11,170	245
Treasury stock activity, net	1,222	1,755
Cost of debt and equity transactions	(228)	(72)
Other	13,482	3,960

NET CASH USED IN FINANCING ACTIVITIES	(28,162)	(53,182)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,517	(591,757)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,048,117	1,181,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,125,634	$589,693

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$74,186	$77,468
Income taxes paid, net of refunds	292,926	(19,615)
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,125,634	$2,048,117
Receivables, net of allowance	1,818,139	1,545,699
Inventories	497,749	533,251
Drilling advances	224,492	230,733
Prepaid taxes	130,119	146,653
Prepaid assets and other	242,122	81,396

	5,038,255	4,585,849

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	45,106,536	44,267,037
Unproved properties and properties under development, not being amortized	1,654,341	1,479,008
Gas gathering, transmission and processing facilities	3,304,479	3,189,177
Other	504,480	492,511

	50,569,836	49,427,733
Less: Accumulated depreciation, depletion and amortization	(27,164,979)	(26,527,118)

	23,404,857	22,900,615

OTHER ASSETS:
Goodwill, net	189,252	189,252
Deferred charges and other	595,797	510,027

	$29,228,161	$28,185,743

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$536,613	$396,564
Accrued operating expense	86,990	90,151
Accrued exploration and development	929,233	923,084
Accrued compensation and benefits	92,062	151,408
Current debt	113,634	117,326
Asset retirement obligation	138,879	146,654
Other	343,315	567,371

	2,240,726	2,392,558

LONG-TERM DEBT	4,950,755	4,950,390

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	3,015,580	2,764,901
Asset retirement obligation	1,652,137	1,637,357
Other	610,427	661,916

	5,278,144	5,064,174

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Common stock, $0.625 par, 430,000,000 shares authorized, 344,722,767 and 344,076,790 shares issued, respectively	215,452	215,048
Paid-in capital	4,708,010	4,634,326
Retained earnings	12,091,022	11,436,580
Treasury stock, at cost, 7,595,503 and 7,639,818 shares, respectively	(215,574)	(216,831)
Accumulated other comprehensive income (loss)	(40,374)	(290,502)

	16,758,536	15,778,621

	$29,228,161	$28,185,743

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series B					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income (Loss)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2008		$98,387	$214,221	$4,472,826	$11,929,827	$(228,304)	$21,764	$16,508,721
Comprehensive income (loss):
Net income (loss)	$(1,756,940)	—	—	—	(1,756,940)	—	—	(1,756,940)
Commodity hedges, net of income tax expense of $5,073	15,251	—	—	—	—	—	15,251	15,251

Comprehensive income (loss)	$(1,741,689)

Dividends:
Preferred		—	—	—	(1,420)	—	—	(1,420)
Common ($.15 per share)		—	—	—	(50,221)	—	—	(50,221)
Common shares issued		—	245	(836)	—	—	—	(591)
Treasury shares issued, net		—	—	(1,574)	—	2,374	—	800
Compensation expense		—	—	26,486	—	—	—	26,486
Other		—	—	(936)	—	—	—	(936)

BALANCE AT MARCH 31, 2009		$98,387	$214,466	$4,495,966	$10,121,246	$(225,930)	$37,015	$14,741,150

BALANCE AT DECEMBER 31, 2009		$—	$215,048	$4,634,326	$11,436,580	$(216,831)	$(290,502)	$15,778,621
Comprehensive income (loss):
Net income (loss)	$704,981	—	—	—	704,981	—	—	704,981
Commodity hedges, net of income tax expense of $110,536	250,128	—	—	—	—	—	250,128	250,128

Comprehensive income (loss)	$955,109

Common stock dividends ($.15 per share)		—	—	—	(50,539)	—	—	(50,539)
Common shares issued		—	404	11,519	—	—	—	11,923
Treasury shares issued, net		—	—	888	—	1,257	—	2,145
Compensation expense		—	—	61,127	—	—	—	61,127
Other		—	—	150	—	—	—	150

BALANCE AT MARCH 31, 2010		$—	$215,452	$4,708,010	$12,091,022	$(215,574)	$(40,374)	$16,758,536

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which contains a summary of the Company’s significant accounting policies and other disclosures. Additionally, the Company’s financial statements for prior periods include reclassifications that were made to conform to the current-period presentation.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of March 31, 2010, Apache’s significant accounting policies are consistent with those discussed in Note 1 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
2. ACQUISITIONS
     In the first quarter of 2010, Apache acquired a 51-percent interest in Kitimat LNG Inc’s. proposed LNG export terminal (Kitimat) in British Columbia. The Company also reserved 51 percent of throughput capacity in the terminal. Planned plant gross capacity will be approximately 700 million cubic feet of natural gas per day (MMcf/d), or five million metric tons of LNG per day. This project has the potential to access new markets in the Asia-Pacific region and allow Apache to monetize gas from its Canadian region, including its interest in the Horn River Basin in northeast British Columbia. A final investment decision is expected in 2011, with the first LNG shipments projected as early as 2014. Apache became the operator of the Kitimat LNG export project in the first quarter of 2010. Preliminary gross construction cost estimates, which will be refined upon completion of a front-end engineering and design (FEED) study, total C$3 billion. Kitimat is designed to be linked to the pipeline system servicing Western Canada’s natural gas producing regions via the proposed Pacific Trail Pipelines, a project with a current estimated gross cost of C$1.1 billion. In association with the Company’s acquisition of interest in the Kitimat project, Apache also acquired a 25.5-percent interest in the proposed pipeline and 350 MMcf/d of net capacity rights.

3. SUBSEQUENT EVENTS
Gulf of Mexico Shelf Acquisition
     On April 12, 2010, Apache announced the acquisition of oil and gas assets on the Gulf of Mexico shelf from Devon Energy Corporation (Devon) for $1.05 billion, effective January 1, 2010. Completion of the transaction is subject to preferential rights to purchase held by the other working interest owners in the properties (preferential rights) as well as customary closing conditions, purchase price adjustments and the expiration of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). On April 23, 2010, we received noticed from the Federal Trade Commission that the early termination of the waiting period under the HSR Act has been granted effective immediately. Approximately half of the value of this transaction is subject to preferential rights.
     The acquired assets comprise 477,000 net acres across 158 blocks. The fields have 80 platforms and 211 production caissons in waters to 450 feet deep. Approximately half of the estimated proved reserves of 41 million barrels of oil equivalent (MMboe) are oil and natural gas liquids. The property interests are projected to produce 9,500 barrels of oil per day (b/d) and 55 MMcf/d (net) after closing, which is expected in June 2010. Devon operates 75 percent of the production. Apache will fund the acquisition primarily from existing cash balances supplemented with commercial paper.
Mariner Energy, Inc. Merger Agreement
     On April 15, 2010, Apache Corporation, a Delaware corporation (Apache), and Mariner Energy, Inc., a Delaware corporation (Mariner), announced that they have entered into a definitive agreement pursuant to which Apache will acquire Mariner in a stock and cash transaction. The Agreement and Plan of Merger dated April 14, 2010 (the Merger Agreement), by and among Apache, Mariner and ZMZ Acquisitions LLC, a Delaware limited liability company and wholly owned subsidiary of Apache (Merger Sub), contemplates a merger (the Merger) whereby Mariner will be merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Apache.
     The total amount of cash and shares of Apache common stock that will be paid and issued, respectively, pursuant to the Merger Agreement is fixed, and Mariner stockholders will be entitled to receive (on an aggregate basis) 0.17043 of a share of Apache common stock, par value $0.625 per share, and $7.80 in cash for each share of Mariner common stock (the Mixed Consideration). Mariner stockholders have the right to elect to receive all cash ($26.00 per share), all Apache common stock (0.24347 of a share of Apache common stock) or the Mixed Consideration, subject to proration procedures as provided in the Merger Agreement.
     Upon completion of the Merger, each outstanding option to purchase Mariner common stock will be converted into a fully vested option to purchase 0.24347 shares of Apache common stock.
     In connection with the Merger, Apache expects to issue approximately 17.5 million shares of common stock (an increase of approximately five percent in our outstanding common shares) and pay cash of approximately $800 million to Mariner stockholders. Apache intends to fund the cash portion of the consideration with existing cash balances and commercial paper. Upon consummation of the Merger, Apache will assume Mariner’s debt, which was approximately $1.2 billion at the time of the Merger Agreement.
     The Merger Agreement has been approved by the boards of directors of Apache, Mariner, and Merger Sub. The completion of the Merger is subject to certain conditions, including: (i) the adoption of the Merger Agreement by the stockholders of Mariner; (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Apache and Mariner; (iii) the effectiveness of a registration statement on Form S-4 that will be filed by Apache for the issuance of its common stock in the Merger, and the approval of the listing of these shares on the New York Stock Exchange; (iv) the termination or expiration of the applicable waiting period under the HSR Act; (v) the delivery of customary opinions from counsel to Apache and Mariner that the Merger will be treated as a tax-free reorganization for U.S. federal income tax purposes; (vi) compliance by Apache and Mariner with their respective obligations under the Merger Agreement; and (vii) the absence of legal impediments prohibiting the Merger. On May 3, 2010, the U.S. Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the HSR Act. Additional regulatory approvals are pending. Completion of the transaction is projected for the third quarter of 2010.

     The Merger Agreement contains customary representations and warranties that the parties have made to each other as of specific dates. Apache and Mariner have each agreed to certain covenants in the Merger Agreement. Among other covenants, Mariner has agreed, subject to certain exceptions, not to initiate, solicit, negotiate, provide information in furtherance of, approve, recommend or enter into an Acquisition Proposal (as defined in the Merger Agreement).
     The Merger Agreement also contains certain termination rights for both Apache and Mariner, including if the Merger is not completed by January 31, 2011. In the event of a termination of the Merger Agreement under certain circumstances, Mariner may be required to pay to Apache a termination fee of $67 million. In certain circumstances involving termination of the Merger Agreement, one of Apache or Mariner will be obligated to reimburse the other’s expenses incurred in connection with the transactions contemplated by the Merger Agreement in an aggregate amount not to exceed $7.5 million. Any reimbursement of expenses by Mariner to Apache will reduce the amount of any termination fee paid by Mariner to Apache.
     At year-end 2009, Mariner had estimated proved reserves of 181 MMboe. Mariner’s oil and gas properties are primarily located in the Gulf of Mexico deepwater and shelf, the Permian Basin and onshore in the Gulf Coast, encompassing 541,000 net developed and 623,000 net undeveloped acres at December 31, 2009. Mariner’s current deepwater Gulf of Mexico portfolio includes 99 blocks, seven discoveries in development and more than 50 drilling prospects. The Permian Basin assets are long-lived and fit well with Apache’s existing Permian Basin properties.
     Assuming the Merger is approved by Mariner stockholders and is cleared by regulatory authorities, the transaction will be accounted for as a purchase, with Mariner’s assets and liabilities reflected in Apache’s books at fair value.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies for Using Derivative Instruments
     The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Management believes it is prudent to manage the variability in cash flows on a portion of its crude oil and natural gas production. The Company utilizes various types of derivative financial instruments, including swaps and options, to manage fluctuations in cash flows resulting from changes in commodity prices. Derivative instruments typically entered into are designated as cash flow hedges.
Counterparty Risk
     The use of derivative transactions exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2010, Apache had positions with 15 counterparties, all of which were rated A or higher by Standard & Poor’s and A2 or higher by Moody’s. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
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

Commodity Derivative Instruments
     As of March 31, 2010, Apache had the following open crude oil derivative positions:

	Fixed-Price Swaps		Collars
		Weighted		Weighted	Weighted
Production		Average		Average	Average
Period	Mbbls	Fixed Price(1)	Mbbls	Floor Price(1)	Ceiling Price(1)
2010(2)	2,113	$69.31	7,884	$66.14	$82.44
2011(2)	3,650	70.12	7,297	67.55	88.19
2012(2)	3,292	70.99	3,469	68.42	91.02
2013(2)	1,451	72.01	546	75.00	98.20
2014	76	74.50	—	—	—

(1)	Crude oil prices represent a weighted average of several contracts entered into on a per barrel basis. Crude oil contracts are primarily settled against NYMEX WTI Cushing Index.

(2)	Subsequent to March 31, 2010, Apache entered into crude oil hedges for our 2010 through the 2013 production period totaling 5,298 thousand barrels (Mbbls). After consideration of these hedges, the weighted average floor and ceiling prices for our 2010 to 2013 production period positions are $66.29/$82.79, $69.09/$90.12, $72.17/$95.34, and $78.02/$103.06 per barrel, respectively.
     As of March 31, 2010, Apache had the following open natural gas derivative positions:

	Fixed-Price Swaps				Collars
			Weighted				Weighted		Weighted
Production	MMBtu	GJ	Average		MMBtu	GJ	Average		Average
Period	(in 000’s)	(in 000’s)	Fixed Price(1)		(in 000’s)	(in 000’s)	Floor Price(1)		Ceiling Price(1)
2010(2)	65,095	—		$5.75	22,000	—		$5.41		$6.91
2010	—	41,250	C$	5.37	—	—		—		—
2011(2)	42,888	—		$6.19	9,125	—		5.00		8.85
2011	—	51,100	C$	6.26	—	3,650	C$	6.50	C$	7.10
2012(2)	19,215	—		$6.51	18,300	—		$5.55		$7.49
2012	—	43,920	C$	6.61	—	7,320	C$	6.50	C$	7.27
2013(2)	1,825	—		$7.05	4,095	—		$5.25		$6.60
2014	755	—		7.23	—	—		—		—

(1)	U.S. natural gas prices represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu) basis and are settled primarily against NYMEX Henry Hub and various Inside FERC indices. The Canadian natural gas prices represent a weighted average of AECO Index prices and are shown in Canadian dollars. The Canadian gas contracts are entered into on a per gigajoule (GJ) basis and are settled against AECO Index.

(2)	Subsequent to March 31, 2010, Apache entered into natural gas hedges totaling 10,960 MMBtu (in 000’s). After consideration of these hedges, the weighted average fixed price for our 2010 and 2011 production periods are $5.74 and $6.13 per MMBtu, respectively. Weighted average floor and ceiling prices for our 2012 and 2013 production periods are $5.54/$7.30 and $5.35/$6.67 per MMBtu, respectively.
     As of March 31, 2010, Apache had the following open natural gas financial basis swap contracts:

		Weighted
	MMBtu	Average
Production Period	(in 000’s)	Price Differential(1)
2010	31,625	$(0.54)
2011	18,250	$(0.30)
2012	10,980	$(0.36)

(1)	Natural gas financial basis swap contracts represent a weighted average differential between prices primarily against Inside FERC PEPL and NYMEX Henry Hub prices.

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

	March 31,	December 31,
	2010	2009
	(In millions)
Current Assets: Prepaid assets and other	$168	$13
Other Assets: Deferred charges and other	144	51

Total Assets	$312	$64

Current Liabilities: Other	$80	$128
Noncurrent Liabilities: Other	136	202

Total Liabilities	$216	$330

     The methods and assumptions used to estimate the fair values of the Company’s commodity derivative instruments and gross amounts of commodity derivative assets and liabilities are more fully discussed in Note 10 — Fair Value Measurements.
Commodity Derivative Activity Recorded in Statement of Consolidated Operations
     The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

		For the Quarter Ended
	Gain (Loss) on Derivatives	March 31,
	Recognized In Income	2010	2009
		(In millions)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	Oil and Gas Production Revenues	$(3)	$56
Gain (loss) on derivatives recognized in operations (ineffective portion and basis)	Revenues and Other: Other	$1	$(3)
Commodity Derivative Activity in Accumulated Other Comprehensive Income (Loss)
     As of March 31, 2010, substantially all of the Company’s derivative instruments were designated as cash flow hedges in accordance with ASC Topic 815. A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s cash flow hedges is presented in the table below:

	For the Quarter Ended March 31,
	2010		2009
	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$(267)	$(170)	$212	$138
Realized amounts reclassified into earnings	3	2	(56)	(37)
Net change in derivative fair value	359	249	73	51
Ineffectiveness and basis swaps reclassified into earnings	(1)	(1)	3	1

Unrealized gain (loss) on derivatives at end of period	$94	$80	$232	$153

     Based on market prices as of March 31, 2010, the Company’s net unrealized earnings in accumulated other comprehensive income (loss) for commodity derivatives designated as cash flow hedges totaled a gain of $94 million ($80 million after tax). Gains and losses on hedges will be realized in future earnings through mid-2014, contemporaneously with the related sales of natural gas and crude oil production applicable to specific hedges. Included in accumulated other comprehensive income (loss) as of March 31, 2010 is a net gain of approximately $87 million ($64 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.
5. ASSET RETIREMENT OBLIGATION
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended March 31, 2010:

(In thousands)
Asset retirement obligation at December 31, 2009	$1,784,011
Liabilities incurred	22,234
Liabilities settled	(39,231)
Accretion expense	24,002

Asset retirement obligation at March 31, 2010	1,791,016

Less current portion	(138,879)

Asset retirement obligation, long-term	$1,652,137

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
6. DEBT
     As of March 31, 2010, the Company had unsecured committed revolving syndicated bank credit facilities totaling $2.3 billion, which mature in May 2013. These consist of a $1.5 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. Since there are no outstanding borrowings or commercial paper at quarter-end, the full $2.3 billion of unsecured credit facilities are available to the Company.
     The Company has available a $1.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. Apache had no outstanding commercial paper at March 31, 2010. The commercial paper program is fully supported by available borrowing capacity under U.S. committed credit facilities, which expire in 2013.
     One of the Company’s Australian subsidiaries has a secured revolving syndicated credit facility for its Van Gogh and Pyrenees oil developments offshore Western Australia. The facility provides for total commitments of up to $350 million, with availability determined by a borrowing base formula. The borrowing base was initially set at $350 million and will be redetermined upon project completion, as defined in the facility, which is expected to occur in the fourth quarter of 2010, and semi-annually thereafter. The Company has agreed to guarantee the credit facility until project completion. In the event project completion does not occur by December 31, 2010, pursuant to the terms of the facility, the lenders may require repayment of outstanding amounts in the first quarter of 2011.

     The outstanding balance under the facility as of March 31, 2010 and December 31, 2009 was $350 million. Under the terms of the agreement, the facility amount begins reducing on June 30, 2010 and semi-annually thereafter until maturity on March 31, 2014. The outstanding amount under this facility must not exceed $300 million on June 30, 2010 and $240 million on December 31, 2010. As $50 million and $60 million of the current balance will be repaid by June 30, 2010 and December 31, 2010, respectively, $110 million has been classified as current debt at March 31, 2010.
     At March 31, 2010 and December 31, 2009, there was $3.6 million and $7.3 million, respectively, borrowed on uncommitted overdraft lines in Argentina.
Financing Costs, Net
     Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended
	March 31,
	2010	2009
	(In thousands)
Interest expense	$76,460	$78,914
Amortization of deferred loan costs	1,388	1,408
Capitalized interest	(17,055)	(16,009)
Interest income	(1,526)	(5,726)

Financing costs, net	$59,267	$58,587

7. INCOME TAXES
     The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. There were no significant discrete tax events that occurred during the first quarter of 2010.
     Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
     The Company is in Administrative Appeals with the United States Internal Revenue Service (IRS) regarding the 2004 through 2007 tax years and under audit for the 2008 tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

8. CAPITAL STOCK
Net Income (Loss) per Common Share
     A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters ended March 31, 2010 and 2009 is presented in the table below. The loss for first-quarter 2009 reflects a $1.98 billion after-tax write-down of the carrying value of the Company’s March 31, 2009, proved property balances in the U.S. and Canada.

	For the Quarter Ended March 31,
	2010			2009
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Basic:
Income (loss) attributable to common stock	$704,981	336,924	$2.09	$(1,758,360)	335,104	$(5.25)

Effect of Dilutive Securities:
Stock options and other	—	2,211		—	—

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$704,981	339,135	$2.08	$(1,758,360)	335,104	$(5.25)

     The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 1.6 million and 5.4 million for the quarters ending March 31, 2010 and 2009, respectively. The provisions of ASC Topic 260, “Earnings Per Share,” state that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities prior to vesting and are required to be included in the earnings allocations in computing basic EPS under the two-class method. These participating securities had a negligible impact on earnings per share.
Common and Preferred Stock Dividends
     During the first quarter of 2010 and 2009, Apache paid $50.5 million and $50.2 million, respectively, in dividends on its common stock. In the first quarter of 2009, Apache paid a total of $1.4 million in dividends on its Series B Preferred Stock issued in August 1998. The Company redeemed all outstanding shares of its Series B Preferred Stock on December 30, 2009.
Stock-Based Compensation
Share Appreciation Plans
     The Company utilizes share appreciation plans from time to time to provide incentives for substantially all full-time employees to increase Apache’s share price within a stated measurement period. To achieve the payout, the Company’s stock price must close at or above a stated threshold for 10 out of any 30 consecutive trading days before the end of the stated period. Since 2005, two separate share appreciation plans have been approved. A summary of these plans follows:
•	On May 7, 2008, the Stock Option Plan Committee of the Company’s Board of Directors, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan, approved the 2008 Share Appreciation Program, with a target to increase Apache’s share price to $216 by the end of 2012 and an interim goal of $162 to be achieved by the end of 2010. Any awards under the plan would be payable in five equal annual installments. As of March 31, 2010, neither share price threshold had been met.

•	On May 5, 2005, the Company’s stockholders approved the 2005 Share Appreciation Plan, with a target to increase Apache’s share price to $108 by the end of 2008 and an interim goal of $81 to be achieved by the end of 2007. Awards under the plan are payable in four equal annual installments to eligible employees remaining with the Company. Apache’s share price exceeded the interim $81 threshold for the 10-day requirement as of June 14, 2007. The final installment will be awarded in June 2010. Apache’s share price exceeded the $108 threshold for the 10-day requirement as of February 29, 2008. The third installment was awarded in March 2010.

2010 Performance Program & Restricted Stock Awards
     To provide long-term incentives for Apache employees to deliver competitive returns to our stockholders, in January 2010 the Company’s Board of Directors approved the 2010 Performance Program, pursuant to the 2007 Omnibus Equity Compensation Plan. Eligible employees were granted initial conditional restricted stock unit awards totaling 541,440 units, with the ultimate number of restricted stock units to be awarded, if any, based upon measurement of total shareholder return of Apache common stock as compared to a designated peer group during a three-year performance period. Should any restricted stock units be awarded at the end of the three-year performance period, 50 percent of restricted stock units awarded will immediately vest, and an additional 25 percent will vest on succeeding anniversaries of the end of the performance period. The Company’s Board of Directors also approved one-time restricted stock unit awards totaling 502,470 shares to eligible Apache employees, with one-third of the units granted immediately vesting and an additional one-third vesting on each of the first and second anniversaries of the grant date.
9. COMMITMENTS AND CONTINGENCIES
Legal Matters
     Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $22 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position or results of operations after consideration of recorded accruals. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations.
Argentine Environmental Claims
     As more fully described in Note 8 of the financial statements in our annual report on Form 10-K for our 2009 fiscal year, in connection with the Pioneer acquisition in 2006, the Company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
Louisiana Restoration
     As more fully described in Note 8 of the financial statements in our annual report on Form 10-K for our 2009 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
Hurricane Related Litigation
     As more fully described in Note 8 of the financial statements in our annual report on Form 10-K for our 2009 fiscal year, Mississippi property owners allege that hurricanes’ meteorological effects increased in frequency and intensity due to global warming, and there will be continued future damage from increasing intensity of storms and sea level rises. Plaintiffs allege, among other things, that the defendants’ (oil and gas companies, electric and coal companies, and chemical manufacturers) emissions of “greenhouse gases” cause global warming, which they claim caused their damages. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.

Australia Gas Pipeline Force Majeure
     As more fully described in Note 8 of the financial statements in our annual report on Form 10-K for our 2009 fiscal year, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
Seismic License
     As more fully described in Note 8 of the financial statements in our annual report on Form 10-K for our 2009 fiscal year, the Company and Fairfield Industries Incorporated entered into a Master Licensing Agreement for the licensing of seismic data relating to certain blocks in the Gulf of Mexico (and also certain supplemental agreements). The Company has filed an action in Texas state court seeking a declaration of the parties’ contractual obligations and asserted a claim to recover damages for certain overpayments to Fairfield under the agreements. Fairfield and a related entity, Fairfield Royalty Corporation, have attempted to counterclaim to recover unspecified damages for alleged underpayments. No material change in the status of these matters has occurred since the filing of our most recent annual report on Form 10-K.
Mariner Stockholder Lawsuits
     In connection with the Merger, two shareholder lawsuits styled as class actions have been filed against Mariner and its board of directors. The lawsuits are entitled City of Livonia Employees’ Retirement System, Individually and on Behalf of All Others Similarly Situated vs. Mariner Energy, Inc, et al., (filed April 16, 2010 in the District Court of Harris County, Texas), and Southeastern Pennsylvania Transportation Authority, individually, and on behalf of all those similarly situated, vs. Scott D. Josey, et.al., (filed April 21, 2010 in the Court of Chancery in the State of Delaware). The Southeastern Pennsylvania Transportation Authority lawsuit also names Apache and its wholly owned subsidiary, ZMZ Acquisitions LLC (the Merger Sub) as defendants. The complaints generally allege that (1) Mariner’s directors breached their fiduciary duties in negotiating and approving the Merger and by administering a sale process that failed to maximize shareholder value and (2) Mariner, and in the case of the Southeastern Pennsylvania Transportation Authority complaint, Apache and the Merger Sub, aided and abetted Mariner’s directors in breaching their fiduciary duties. The City of Livonia Employees’ Retirement System complaint also alleges that Mariner’s directors and executives stand to receive substantial financial benefits if the transaction is consummated on its current terms. The plaintiffs in these lawsuits seek, among other things, to enjoin the Merger and to rescind the Merger Agreement. We believe that these lawsuits are without merit and intend to vigorously defend these lawsuits.
Environmental Matters
     As of March 31, 2010, the Company had an undiscounted reserve for environmental remediation of approximately $25 million. The Company is not aware of any environmental claims existing as of March 31, 2010, which have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
10. FAIR VALUE MEASUREMENTS
     ASC 820, “Fair Value Measurements and Disclosures,” provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable, and these valuations have the lowest priority.
     The valuation techniques that may be used to measure fair value include a market approach, an income approach, and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models and excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Certain assets and liabilities are reported at fair value on a recurring basis in Apache’s consolidated balance sheet. The following methods and assumptions were used to estimate the fair values:
Cash, Cash Equivalents, Short-Term Investments, Accounts Receivable and Accounts Payable
     The carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.
Commodity Derivative Instruments
     Apache’s commodity derivative instruments consist of variable-to-fixed price commodity swaps and options. The Company uses a market approach to estimate the fair values of derivative instruments, utilizing published commodity futures price strips for the underlying commodities as of the date of the estimate. The fair values of the Company’s derivative instruments are not actively quoted in the open market and are valued using forward commodity price curves provided by a reputable third party. These valuations are Level 2 inputs. See Note 4 — Derivative Instruments and Hedging Activities of this Form 10-Q for further information.
     The following table presents the Company’s material assets and liabilities measured at fair value on a recurring basis for each hierarchy level:

	Fair Value Measurements Using
	Quoted
	Price in	Significant	Significant
	Active	Other	Unobservable	Total
	Markets	Inputs	Inputs	Fair		Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Netting(1)	Amount
	(In millions)
March 31, 2010
Assets:
Commodity Derivative Instruments	$—	$402	$—	$402	$(90)	$312

Liabilities:
Commodity Derivative Instruments	—	306	—	306	(90)	216

December 31, 2009
Assets:
Commodity Derivative Instruments	$—	$75	$—	$75	$(11)	$64

Liabilities:
Commodity Derivative Instruments	—	341	—	341	(11)	330

(1)	The derivative fair values above are based on analysis of each contract as required by ASC Topic 820. Derivative assets and liabilities with the same counterparty are presented here on a gross basis, even where the legal right of offset exists. See Note 4 — Derivative Instruments and Hedging Activities of this Form 10-Q for a discussion of net amounts recorded on the consolidated balance sheet at March 31, 2010 and December 31, 2009.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     Certain assets and liabilities are reported at fair value on a nonrecurring basis in Apache’s consolidated balance sheet. The following methods and assumptions were used to estimate the fair values:
Asset Retirement Obligations Incurred in Current Period
     Apache uses an income approach to estimate the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. AROs incurred in the current period were Level 3 fair value measurements. Note 5 — Asset Retirement Obligation of this Form 10-Q provides a summary of changes in the ARO liability.

Debt
     The Company’s debt is recorded at the carrying amount on its consolidated balance sheet. In accordance with ASC 825, “Financial Instruments,” disclosure of the fair value of total debt is required for interim reporting. Apache uses a market approach to determine the fair value of Apache’s fixed-rate debt using estimates provided by an independent investment banking firm, which is a Level 2 fair value measurement. The carrying amount of floating-rate debt approximates fair value because the interest rates are variable and reflective of market rates. The following table presents the carrying amounts and estimated fair values of the Company’s debt at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Total Debt, Net of Unamortized Discount	$5,064	$5,593	$5,067	$5,635
11. BUSINESS SEGMENT INFORMATION
     Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. The Company has production in six countries: the United States (Gulf Coast, Central and Permian regions), Canada, Egypt, offshore Australia, offshore the United Kingdom (U.K.) in the North Sea and Argentina. Apache also has exploration interests on the Chilean side of the island of Tierra del Fuego. Financial information for each country is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total

	(In thousands)
For the Quarter Ended March 31, 2010

Oil and Gas Production Revenues	$992,323	$252,729	$741,092	$224,139	$391,256	$92,086	$—	$2,693,625

Operating Income (Loss) (1)	$511,464	$95,172	$492,792	$100,446	$148,725	$24,977	$—	$1,373,576

Other Income (Expense):
Other								(20,374)
General and administrative								(87,150)
Financing costs, net								(59,267)

Income (Loss) Before Income Taxes								$1,206,785

Total Assets	$11,942,559	$4,115,494	$5,808,799	$3,515,452	$2,335,120	$1,458,878	$51,859	$29,228,161

For the Quarter Ended March 31, 2009

Oil and Gas Production Revenues	$595,858	$209,919	$420,228	$42,835	$242,772	$92,002	$—	$1,603,614

Operating Income (Loss) (1)	$(1,099,536)	$(1,557,966)	$222,760	$(12,590)	$87,654	$19,609	$—	$(2,340,069)

Other Income (Expense):
Other								30,211
General and administrative								(85,046)
Financing costs, net								(58,587)

Income (Loss) Before Income Taxes								$(2,453,491)

Total Assets	$10,736,063	$4,371,379	$4,911,875	$2,873,315	$1,891,196	$1,469,539	$39,437	$26,292,804

(1)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. The U.S. and Canada operating losses for the first quarter of 2009 include additional depletion of $1.2 billion and $1.6 billion, respectively, to write-down the carrying value of oil and gas properties.

12. SUPPLEMENTAL GUARANTOR INFORMATION
     Apache Finance Canada Corporation (Apache Finance Canada) is a subsidiary of Apache and has issued approximately $300 million of publicly-traded notes due in 2029 and an additional $350 million of publicly-traded notes due in 2015 that are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.
     Apache Finance Canada has been fully consolidated in Apache’s consolidated financial statements. As such, these condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2010

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
REVENUES AND OTHER:
Oil and gas production revenues	$898,212	$—	$1,795,413	$—	$2,693,625
Equity in net income (loss) of affiliates	458,414	24,019	(5,680)	(476,753)	—
Other	1,008	14,605	(34,951)	(1,036)	(20,374)

	1,357,634	38,624	1,754,782	(477,789)	2,673,251

OPERATING EXPENSES:
Depreciation, depletion and amortization	216,764	—	421,734	—	638,498
Asset retirement obligation accretion	11,969	—	12,033	—	24,002
Lease operating expenses	168,323	—	271,923	—	440,246
Gathering and transportation	10,408	—	29,957	—	40,365
Taxes other than income	36,314	—	140,624	—	176,938
General and administrative	72,466	—	15,720	(1,036)	87,150
Financing costs, net	52,555	14,120	(7,408)	—	59,267

	568,799	14,120	884,583	(1,036)	1,466,466

INCOME (LOSS) BEFORE INCOME TAXES	788,835	24,504	870,199	(476,753)	1,206,785
Provision (benefit) for income taxes	83,854	6,165	411,785	—	501,804

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$704,981	$18,339	$458,414	$(476,753)	$704,981

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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2010

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$598,599	$(9,656)	$564,486	$—	$1,153,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(239,418)	—	(719,341)	—	(958,759)
Additions to gas gathering, transmission and processing facilities	—	—	(115,302)	—	(115,302)
Investment in subsidiaries, net	(20,330)	—	—	20,330	—
Other	(29,370)	—	55,681	—	26,311

NET CASH USED IN INVESTING ACTIVITIES	(289,118)	—	(778,962)	20,330	(1,047,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	345	1,819	13,047	(18,538)	(3,327)
Dividends paid	(50,481)	—	—	—	(50,481)
Common stock activity	11,170	5,743	(3,951)	(1,792)	11,170
Treasury stock activity, net	1,222	—	—	—	1,222
Cost of debt and equity transactions	(228)	—	—	—	(228)
Other	13,482	—	—	—	13,482

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,490)	7,562	9,096	(20,330)	(28,162)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	284,991	(2,094)	(205,380)	—	77,517

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	646,728	2,097	1,399,292	—	2,048,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$931,719	$3	$1,193,912	$—	$2,125,634

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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2010

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$931,719	$3	$1,193,912	$—	$2,125,634
Receivables, net of allowance	575,359	—	1,242,780	—	1,818,139
Inventories	47,860	—	449,889	—	497,749
Drilling advances	8,525	1,574	214,393	—	224,492
Prepaid taxes	94,880	—	35,239	—	130,119
Prepaid assets and other	(116,097)	—	358,219	—	242,122

	1,542,246	1,577	3,494,432	—	5,038,255

PROPERTY AND EQUIPMENT, NET	9,249,592	—	14,155,265	—	23,404,857

OTHER ASSETS:
Intercompany receivable, net	1,857,766	—	(357,913)	(1,499,853)	—
Equity in affiliates	11,831,457	1,088,255	88,518	(13,008,230)	—
Goodwill, net	—	—	189,252	—	189,252
Deferred charges and other	146,734	1,002,957	446,106	(1,000,000)	595,797

	$24,627,795	$2,092,789	$18,015,660	$(15,508,083)	$29,228,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$306,446	$1,710	$1,728,310	$(1,499,853)	$536,613
Accrued exploration and development	245,981	—	683,252	—	929,233
Current debt	—	—	113,634	—	113,634
Asset retirement obligation	138,879	—	—	—	138,879
Other accrued expenses	255,134	12,523	254,710	—	522,367

	946,440	14,233	2,779,906	(1,499,853)	2,240,726

LONG-TERM DEBT	4,062,684	647,173	240,898	—	4,950,755

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,384,225	4,610	1,626,745	—	3,015,580
Asset retirement obligation	831,557	—	820,580	—	1,652,137
Other	644,353	250,000	716,074	(1,000,000)	610,427

	2,860,135	254,610	3,163,399	(1,000,000)	5,278,144

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	16,758,536	1,176,773	11,831,457	(13,008,230)	16,758,536

	$24,627,795	$2,092,789	$18,015,660	$(15,508,083)	$29,228,161

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

			All Other
			Subsidiaries
	Apache	Apache	of Apache	Reclassifications
	Corporation	Finance Canada	Corporation	& Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$646,728	$2,097	$1,399,292	$—	$2,048,117
Receivables, net of allowance	574,427	—	971,272	—	1,545,699
Inventories	50,946	—	482,305	—	533,251
Drilling advances	13,103	1,095	216,535	—	230,733
Prepaid taxes	142,675	—	3,978	—	146,653
Prepaid assets and other	(158,358)	—	239,754	—	81,396

	1,269,521	3,192	3,313,136	—	4,585,849

PROPERTY AND EQUIPMENT, NET	9,163,228	—	13,737,387	—	22,900,615

OTHER ASSETS:
Intercompany receivable, net	1,839,229	—	(348,352)	(1,490,877)	—
Equity in affiliates	11,243,366	980,709	98,615	(12,322,690)	—
Goodwill, net	—	—	189,252	—	189,252
Deferred charges and other	133,556	1,003,037	373,434	(1,000,000)	510,027

	$23,648,900	$1,986,938	$17,363,472	$(14,813,567)	$28,185,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$258,363	$(88)	$1,629,166	$(1,490,877)	$396,564
Accrued exploration and development	246,707	—	676,377	—	923,084
Current debt	—	—	117,326	—	117,326
Asset retirement obligation	146,654	—	—	—	146,654
Other accrued expenses	346,996	6,121	455,813	—	808,930

	998,720	6,033	2,878,682	(1,490,877)	2,392,558

LONG-TERM DEBT	4,062,339	647,152	240,899	—	4,950,390

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,306,100	4,429	1,454,372	—	2,764,901
Asset retirement obligation	817,507	—	819,850	—	1,637,357
Other	685,612	250,000	726,304	(1,000,000)	661,916

	2,809,219	254,429	3,000,526	(1,000,000)	5,064,174

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	15,778,622	1,079,324	11,243,365	(12,322,690)	15,778,621

	$23,648,900	$1,986,938	$17,363,472	$(14,813,567)	$28,185,743

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Earnings and Cash Flow
     First-quarter 2010 earnings totaled $705 million, or $2.08 per diluted common share, the highest quarterly earnings since the third quarter of 2008. In first-quarter 2009 we recorded a loss of $5.25 per share, reflecting the impact of a $1.98 billion non-cash after-tax write-down of the carrying value of our U.S. and Canadian proved oil and gas properties. Apache’s 2010 first-quarter adjusted earnings(1), which exclude certain items impacting the comparability of results, were $712 million, or $2.10 per diluted common share, compared to $.65 per share in the year-earlier period. Net cash provided by operating activities increased to $1.15 billion from $543 million in the first quarter of 2009.
     Items impacting comparability between the two periods are as follows:
•	Average realized oil prices increased 75 percent to $74.55 per barrel, the highest price since the third quarter of 2008;

•	Average realized gas prices increased 20 percent to $4.60 per thousand cubic feet of natural gas (Mcf), the highest price since the fourth quarter of 2008;

•	Production averaged 585,877 barrels of oil equivalent per day (boe/d), seven percent above year-ago levels; and

•	A $1.98 billion non-cash after-tax write-down of the carrying value of proved property in the 2009 quarter.

(1)	See Results of Operations — Non-GAAP Measures — Adjusted Earnings for a description of Adjusted Earnings, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation to this measure from Income (Loss) Attributable to Common Stock, which is presented in accordance with GAAP.
Strategic and Tactical Acquisitions
     During the first quarter of 2010 and early in the second quarter of 2010, Apache announced three transactions that we believe will boost North American operations and position the Company for future growth.
Canada
     Unconventional gas opportunities in Canada are anticipated to drive future growth of Apache’s Canadian region, moving beyond conventional plays in Alberta, British Columbia and Saskatchewan that have been the foundation of the region’s activities for 15 years. The magnitude of our Horn River Basin shale-gas play in northeast British Columbia and its remote location — far from most major North American markets — prompted Apache to seek alternative markets.

     In January 2010 we announced an agreement to acquire a 51-percent interest in Kitimat LNG Inc.’s proposed LNG export terminal (Kitimat) in British Columbia. We also reserved 51 percent of throughput capacity in the terminal. Planned plant gross capacity will be approximately 700 million cubic feet of natural gas per day (MMcf/d), or five million metric tons of LNG per day. This project has the potential to access new markets in the Asia-Pacific region and allow Apache to monetize gas from its Canadian region, including its interest in the Horn River Basin in northeast British Columbia. A final investment decision is expected in 2011, with the first LNG shipments projected for as early as 2014. Apache became the operator of the Kitimat LNG export project in the first quarter of 2010. Preliminary gross construction cost estimates, which will be refined upon completion of a front-end engineering and design (FEED) study, total C$3 billion. Kitimat is designed to be linked to the pipeline system servicing Western Canada’s natural gas producing regions via the proposed Pacific Trail Pipelines, a project with a current estimated gross cost of C$1.1 billion. In association with our acquisition of interest in the Kitimat project, we also acquired a 25.5-percent interest in the proposed pipeline and 350 MMcf/d of net capacity rights.
United States
     Gulf of Mexico Shelf Acquisition On April 12, 2010, we announced an agreement to acquire Devon Energy Corporation’s (Devon Energy or Devon) oil and gas assets on the Gulf of Mexico Shelf for $1.05 billion. Approximately half of the estimated proved reserves of 41 MMboe are oil and natural gas liquids. The properties are projected to add net production of 9,500 barrels of oil per day (b/d) and 55 MMcf/d after closing — similar to the balance of liquids and natural gas in Apache’s current worldwide production. The acquired assets comprise 477,000 net acres across 158 blocks. The fields have 80 platforms and 211 production caissons in waters to 450 feet deep. Seven major field areas hold 90 percent of the proved reserves. Devon operates 75 percent of the production. Based on initial evaluation, Apache has identified 79 recompletion opportunities and 26 drilling prospects across the acquired assets.
     The Company believes that these well-maintained, high-quality assets fit well with Apache’s existing infrastructure and play to the strengths that come with our experience operating on the shelf, exploiting the current production base and capturing the upside potential. Many of these properties are geologically complex fields that contain large structures with multiple pay intervals that we believe are under-exploited. The prospect inventory includes high-potential trend exploration opportunities in the Norphlet play and highly prospective exploratory acreage off the Texas coast.
     Apache will fund the acquisition primarily from existing cash balances supplemented with commercial paper. Apache has hedged a portion of the production from fourth-quarter 2010 through third-quarter 2013 using swaps and collars to protect the economics of the transaction, which is effective January 1, 2010. Completion of the transaction is subject to preferential rights to purchase held by the other working interest owners in the properties (preferential rights) as well as customary closing conditions, purchase price adjustments and the expiration of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). On April 23, 2010, we received noticed from the Federal Trade Commission that the early termination of the waiting period under the HSR Act has been granted effective immediately. Approximately half of the value of this transaction is subject to preferential rights. Closing is expected in June 2010.
     Mariner Energy, Inc. Merger Agreement On April 15, 2010, Apache Corporation, a Delaware corporation (Apache), and Mariner Energy, Inc., a Delaware corporation (Mariner), announced that they have entered into a definitive agreement pursuant to which Apache will acquire Mariner in a stock and cash transaction. The Agreement and Plan of Merger dated April 14, 2010 (the Merger Agreement), by and among Apache, Mariner and ZMZ Acquisitions LLC, a Delaware limited liability company and wholly owned subsidiary of Apache (Merger Sub), contemplates a merger (the Merger) whereby Mariner will be merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Apache.
     The total amount of cash and shares of Apache common stock that will be paid and issued, respectively, pursuant to the Merger Agreement is fixed, and Mariner stockholders will be entitled to receive (on an aggregate basis) 0.17043 of a share of Apache common stock, par value $0.625 per share, and $7.80 in cash for each share of Mariner common stock (the Mixed Consideration). Mariner stockholders have the right to elect to receive all cash ($26.00 per share), all Apache common stock (0.24347 of a share of Apache common stock) or the Mixed Consideration, subject to proration procedures as provided in the Merger Agreement.
     Upon completion of the Merger, each outstanding option to purchase Mariner common stock will be converted into a fully vested option to purchase 0.24347 shares of Apache common stock.

     In connection with the Merger, Apache expects to issue approximately 17.5 million shares of common stock (an increase of approximately five percent in our outstanding common shares) and pay cash of approximately $800 million to Mariner stockholders. Apache intends to fund the cash portion of the consideration with existing cash balances and commercial paper. Upon consummation of the Merger, Apache will assume Mariner’s debt, which was approximately $1.2 billion at the time of the Merger Agreement. Apache estimates it will ultimately incur approximately $130 million in costs related to the Merger.
     The Merger Agreement has been approved by the boards of directors of Apache, Mariner, and Merger Sub. The completion of the Merger is subject to certain conditions, including: (i) the adoption of the Merger Agreement by the stockholders of Mariner; (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Apache and Mariner; (iii) the effectiveness of a registration statement on Form S-4 that will be filed by Apache for the issuance of its common stock in the Merger, and the approval of the listing of these shares on the New York Stock Exchange; (iv) the termination or expiration of the applicable waiting period under the HSR Act; (v) the delivery of customary opinions from counsel to Apache and Mariner that the Merger will be treated as a tax-free reorganization for U.S. federal income tax purposes; (vi) compliance by Apache and Mariner with their respective obligations under the Merger Agreement; and (vii) the absence of legal impediments prohibiting the Merger. On May 3, 2010, the U.S. Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the HSR Act. Additional regulatory approvals are pending. Completion of the transaction is projected for the third quarter of 2010.
     The Merger Agreement contains customary representations and warranties that the parties have made to each other as of specific dates. Apache and Mariner have each agreed to certain covenants in the Merger Agreement. Among other covenants, Mariner has agreed, subject to certain exceptions, not to initiate, solicit, negotiate, provide information in furtherance of, approve, recommend or enter into an Acquisition Proposal (as defined in the Merger Agreement).
     The Merger Agreement also contains certain termination rights for both Apache and Mariner, including if the Merger is not completed by January 31, 2011. In the event of a termination of the Merger Agreement under certain circumstances, Mariner may be required to pay to Apache a termination fee of $67 million. In certain circumstances involving termination of the Merger Agreement, one of Apache or Mariner will be obligated to reimburse the other’s expenses incurred in connection with the transactions contemplated by the Merger Agreement in an aggregate amount not to exceed $7.5 million. Any reimbursement of expenses by Mariner to Apache will reduce the amount of any termination fee paid by Mariner to Apache.
     At year-end 2009, Mariner had estimated proved reserves of 181 MMboe. Mariner’s oil and gas properties are primarily located in the Gulf of Mexico deepwater and shelf, the Permian Basin and onshore in the Gulf Coast, encompassing 541,000 net developed and 623,000 net undeveloped acres at December 31, 2009. Mariner’s current deepwater Gulf of Mexico portfolio includes 99 blocks, seven discoveries in development and more than 50 drilling prospects. The Permian Basin assets are long-lived and fit well with Apache’s existing Permian Basin properties.
     In the first quarter of 2010 Mariner produced 59,466 boe/d from the Gulf Shelf and deepwater, the Permian Basin and unconventional onshore plays. Mariner has entered into oil and natural gas hedges that Apache will assume upon closing. Mariner’s crude oil hedges for the second half of 2010 and the full-years 2011, 2012 and 2013 total 8,670 b/d, 5,420 b/d, 1,350 b/d and 1,120 b/d, respectively. Mariner’s natural gas hedges for the second half of 2010 and the full-years 2011, 2012 and 2013 total 112,000 million British thermal units per day (MMBtu/d), 81,000 MMBtu/d, 61,000 MMBtu/d and 16,000 MMBtu/d, respectively. In addition to the hedges that we will assume in the transaction, Apache hedged an additional 2,000 b/d of production for 2011 and 4,000 b/d for 2012 and 2013 using collars to protect the economics of the transaction.
     Assuming the Merger is approved by Mariner stockholders and is cleared by regulatory authorities, the transaction will be accounted for as a purchase, with Mariner’s assets and liabilities reflected in Apache’s books at fair value. The transaction is not expected to be accretive to earnings per share for the first several quarters and may be dilutive. It is, however, expected to be accretive to Apache’s per-share production growth and cash flow immediately and is expected to be accretive to earnings per share for the full year of 2011.

     Production following Closing of Acquisition of Gulf of Mexico Properties and Mariner Merger Upon closing of the acquisition of the offshore Gulf of Mexico properties from Devon and following consummation of the Merger with Mariner, a larger percentage of Apache’s total production will be contributed from properties offshore the Gulf of Mexico. Apache’s offshore Gulf of Mexico properties contributed 18 percent of our worldwide equivalent production in first quarter of 2010. We expect Gulf of Mexico deepwater and shelf properties to contribute approximately 26 percent of our worldwide production following the completion of the property acquisition and the Merger.
     Credit Ratings Subsequent to announcing the Devon and Mariner transactions, Apache’s single-A ratings and stable outlook were confirmed by Moody’s, S&P and Fitch.
Operating Highlights
Australia
     During first-quarter 2010 we commenced oil production from the Van Gogh and Pyrenees developments in the Exmouth Basin offshore Western Australia. Production from both developments, processed through floating production, storage and offloading (FPSO) vessels, drove Australia’s first-quarter 2010 net production to 27,090 b/d, up 19,254 b/d from the first quarter of 2009.
     Van Gogh Development On February 16, 2010, we announced that oil production had commenced at the Apache-operated Van Gogh development in Production License WA-35-L in the Exmouth Basin, offshore Western Australia. We own a 52.5-percent interest in the Van Gogh field with INPEX owning the remaining interest. Van Gogh is located 32 miles north-northwest of Exmouth. The production is processed through the Ningaloo Vision FPSO, which has capacity to process 63,000 b/d gross.
     Pyrenees Development On March 1, 2010, Apache announced that our Pyrenees development in the Exmouth Basin offshore Western Australia had commenced oil production. Production from the Crosby, Ravensworth and Stickle wells is all processed through the Pyrenees FPSO vessel with gross production capacity of 96,000 b/d. Apache owns a 28.57-percent interest in the Pyrenees development production licenses WA-42-L with BHP Billiton operating and owning the remaining interest.
Egypt
     Faghur Basin During first-quarter 2010 we announced two additional discoveries in the Faghur Basin play in Egypt’s far Western Desert near the Libyan border. Both discoveries were in the West Kalabsha Concession. The first discovery announced in January 2010 tested 5,085 b/d and is located five miles west of Apache’s Phiops Field. The second discovery, located approximately 10 miles southwest of the Phiops Field, was announced in March 2010 and test-flowed at a rate of 4,554 b/d and 10.1 MMcf/d. The Company plans to obtain additional three-dimensional (3-D) seismic surveys and drill additional appraisal wells before full development plans are formulated. The Company has applied for a development lease with the Egyptian General Petroleum Company (EGPC). The Company also acquired an additional 675 square kilometers of 3-D seismic in the West Kalabsha concession and commenced acquisition in the adjacent South Sallum concession. Apache owns a 100-percent contractor interest in the West Kalabsha concession.
     These wells are the most recent in a series of oil discoveries in the Faghur Basin. They solidify the Jurassic Safa formation as a primary objective in the basin. We previously established production in the Jurassic Safa formation at West Kalabsha-C and Phiops in the Faghur Basin. Ongoing infrastructure expansion will enable gross production capacity in the Faghur Basin to rise to an expected 20,000 b/d in mid-2010 and 40,000 b/d in late 2010, which we should be able to fully utilize by year-end. In addition, increased gas capacity of 38 MMcf/d is slated for mid-2011.
     Matruh Basin In February 2010 a discovery on the sparsely drilled West Kanayes Concession tested at an aggregate rate of 17 MMcf/d and 1,960 b/d in the Alam el Buieb (AEB) formation. This discovery extends AEB production eastward about four miles from production in the adjacent Khalda Offset Concession. The Company has applied for a development lease with EGPC. A minimum of two additional exploratory wells are planned in 2010 for West Kanayes, where Apache is operator and has a 100-percent contractor interest.

     Concession Extensions In February 2010 Egypt’s Ministry of Petroleum finalized extension of the Khalda Offset and East Bahariya concessions in the Western Desert. These two agreements will permit Apache to sustain its exploration program in areas with past successes. Based on recent exploration success in and around the newly extended concession areas, Apache has accelerated 3-D seismic acquisition activities along with a full slate of exploration drilling. At Khalda Offset, the exploration phase is extended until July 2016. Apache has a 100-percent contractor interest in this concession. The East Bahariya concession exploration phase was extended through July 2012. Apache has a 100-percent contractor interest in this concession, which encompasses 674,000 acres.
Potential impact of Deepwater Horizon explosion and oil spill on Gulf of Mexico operations
     On April 22, 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, operating on Mississippi Canyon Block 252 sank after an apparent blowout and fire. Although attempts are being made to seal the well, hydrocarbons have been leaking and the spill area continues to grow. Apache does not have any ownership in the field, and as of this date, the spill has not affected Apache’s current operations, including drilling on existing Gulf of Mexico blocks and leases.
     However, we cannot predict at this time the potential impact of the incident and resulting spill on our future drilling activity or operations or how government agencies may respond with changes in laws and regulations pertaining to the Gulf of Mexico.

Results of Operations
Oil and Gas Revenues, Production and Prices

	Revenues For the Quarter Ended March 31,
	2010		2009
		%		%
	$ Value	Contribution	$ Value	Contribution
	(In millions)		(In millions)
Total Oil and Gas Revenues:
United States	$993	37%	$596	37%
Canada	253	9%	210	13%

North America	1,246	46%	806	50%

Egypt	741	28%	420	26%
Australia	224	8%	43	3%
North Sea	391	15%	243	15%
Argentina	92	3%	92	6%

International	1,448	54%	798	50%

Total (1)	$2,694	100%	$1,604	100%

Oil Revenues:
United States	$594	31%	$334	33%
Canada	97	5%	56	5%

North America	691	36%	390	38%

Egypt	625	32%	317	31%
Australia	183	9%	22	2%
North Sea	387	20%	241	24%
Argentina	51	3%	53	5%

International	1,246	64%	633	62%

Total (2)	$1,937	100%	$1,023	100%

Natural Gas Revenues:
United States	$367	52%	$252	45%
Canada	149	21%	150	27%

North America	516	73%	402	72%

Egypt	116	16%	103	18%
Australia	41	6%	21	4%
North Sea	4	1%	2	0%
Argentina	31	4%	34	6%

International	192	27%	160	28%

Total (3)	$708	100%	$562	100%

Natural Gas Liquids (NGL) Revenues:
United States	$32	66%	$10	53%
Canada	7	14%	4	21%

North America	39	80%	14	74%

Argentina	10	20%	5	26%

Total	$49	100%	$19	100%

(1)	Included in oil and gas production revenues for the quarters ended March 31, 2010 and 2009 were a loss of $1.2 million and a gain of $56.1 million, respectively, from financial derivative hedging activities.

(2)	Included in oil revenues for the quarters ended March 31, 2010 and 2009 were a loss of $14.5 million and a gain of $38.4 million, respectively, from financial derivative hedging activities.

(3)	Included in natural gas revenues for the quarters ended March 31, 2010 and 2009 were a gain of $13.3 million and a gain of $17.7 million, respectively, from financial derivative hedging activities.

	Production and Prices For the Quarter Ended March 31,
		Increase
	2010	(Decrease)	2009
Oil Volume — b/d:
United States	88,755	2%	86,745
Canada	14,330	(12)%	16,349

North America	103,085	0%	103,094

Egypt	90,746	9%	83,525
Australia	27,090	246%	7,836
North Sea	57,847	(4)%	60,494
Argentina	9,921	(20)%	12,438

International	185,604	13%	164,293

Total (1)	288,689	8%	267,387

Natural Gas Volume — Mcf/d:
United States	671,819	10%	612,678
Canada	313,537	(12)%	357,215

North America	985,356	2%	969,893

Egypt	361,986	14%	317,823
Australia	207,294	46%	142,039
North Sea	2,563	(4)%	2,681
Argentina	154,723	(19)%	191,955

International	726,566	11%	654,498

Total (2)	1,711,922	5%	1,624,391

NGL Volume — b/d:
United States	6,843	39%	4,910
Canada	1,734	(18)%	2,112

North America	8,577	22%	7,022
Argentina	3,291	5%	3,138

Total	11,868	17%	10,160

Average Oil price — Per barrel:
United States	$74.33	74%	$42.67
Canada	75.39	99%	37.98
North America	74.47	78%	41.93
Egypt	76.49	81%	42.21
Australia	74.94	136%	31.81
North Sea	74.34	68%	44.26
Argentina	57.81	22%	47.26
International	74.60	74%	42.85
Total (3)	74.55	75%	42.49

Average Natural Gas price — Per Mcf:
United States	$6.06	33%	$4.57
Canada	5.29	13%	4.67
North America	5.82	26%	4.61
Egypt	3.57	(1)%	3.60
Australia	2.22	39%	1.60
North Sea	18.31	147%	7.40
Argentina	2.17	10%	1.98
International	2.94	8%	2.71
Total (4)	4.60	20%	3.84

Average NGL Price — Per barrel:
United States	$51.91	114%	$24.26
Canada	40.54	97%	20.60
North America	49.61	114%	23.16
Argentina	34.60	102%	17.11
Total	45.45	113%	21.29

(1)	Approximately 12 percent of first-quarter 2010 oil production was subject to financial derivative hedges; eight percent in 2009.

(2)	Approximately 25 percent of first-quarter 2010 gas production was subject to financial derivative hedges; seven percent in 2009.

(3)	Reflects per-barrel decrease of $.56 in first-quarter 2010 and increase of $1.60 in 2009 from financial derivative hedging activities.

(4)	Reflects per-Mcf increase of $.09 in first-quarter 2010 and $.12 in 2009.

First Quarter 2010 Compared to First Quarter 2009
     Crude Oil Revenues Crude oil accounted for 49 percent of our equivalent production and 72 percent of oil and gas production revenues during the first quarter of 2010, compared to 49 and 64 percent, respectively, for the first quarter of 2009. Crude oil revenues for the first quarter of 2010 totaled $1.9 billion, $914 million higher than the comparative 2009 quarter. The increase was driven by a 75 percent increase in average realized prices (+$771 million) and eight percent production growth (+$143 million).
     Worldwide production increased 21.3 thousand barrels of oil per day (Mb/d), driven by a 19.3 Mb/d increase in Australia’s production. This increase is primarily a result of successful commissioning of the Van Gogh and Pyrenees developments, and to a lesser extent production restorations following completion of repairs to the Varanus Island facility. Egypt’s oil production increased nine percent or 7.2 Mb/d on exploration successes in numerous concessions, most notably East Bahariya Extension, South Umbarka and Matruh. Production in the U.S. increased 2.0 Mb/d from incremental volumes from properties acquired in second-quarter 2009, as well as drilling and recompletion activities and reduced weather-related downtime, which more than offset natural decline and third-party downtime. Production decreased 2.7 Mb/d in the North Sea on unplanned downtime on multiple platforms, while Argentina and Canada were down 2.5 Mb/d and 2.0 Mb/d, respectively, on natural decline.
     Natural Gas Revenues Natural gas accounted for 49 percent of our equivalent production and 26 percent of our oil and gas production revenues during the first quarter of 2010, compared to 49 and 35 percent, respectively, for the first quarter of 2009. Gas revenues for the first quarter of 2010 totaled $708 million, up $146 million from the comparative 2009 quarter. The increase was driven by a 20 percent increase in average realized prices (+$110 million) and five percent production growth (+$36 million).
     Worldwide production grew 88 MMcf/d on production increases in Australia, Egypt and the U.S. Australia’s daily gas production rose 46 percent or 65 MMcf/d on production restorations following completion of repairs to the Varanus Island facility. Egypt’s gas production was up 44 MMcf/d on exploration successes at our Khalda and Matruh concessions and additional plant and pipeline capacity. Additional capacity provided by the combination of two new processing trains at the Salam Gas Plant and completion of a project to increase compression on the Northern Gas Pipeline allowed previously discovered wells in our Khalda Concession Qasr field to come online. The increased compression in the Northern Gas Pipeline also allowed increased throughput at the nearby Tarek plant and enabled us to begin producing previous discoveries at the Jade and Falcon fields in our Matruh concession. U.S. daily production increased 59 MMcf/d. Production in the Gulf Coast increased 68 MMcf/d from drilling and recompletion activities and reduced weather-related downtime, which more than offset natural decline and third-party downtime. Permian region production rose 11 MMcf/d on incremental volumes from properties acquired in the second quarter of 2009 as well as drilling and recompletion activities, which more than offset natural decline. Our Central region’s production was down 20 MMcf/d, primarily from natural decline. Production declined 43 MMcf/d in Canada and 37 MMcf/d in Argentina on natural decline.
Operating Expenses
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses either on a boe basis, on an absolute dollar basis or both, depending on their relevance. Amounts included in this table and in the discussion that follows are rounded to millions and may differ slightly from those presented elsewhere in this document.

	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2010	2009	2010	2009
	(In millions)		(Per Boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$587	$536	$11.13	$10.86
Additional	—	2,818	—	57.11
Other assets	52	45	.98	.91
Asset retirement obligation accretion	24	27	.46	.54
Lease operating expenses	440	397	8.35	8.06
Gathering and transportation	40	33	.77	.67
Taxes other than income	177	87	3.36	1.77
General and administrative expenses	87	85	1.65	1.72
Financing costs, net	59	59	1.12	1.19

Total	$1,466	$4,087	$27.82	$82.83

     Depreciation, depletion and amortization (DD&A) The following table details the changes in recurring DD&A of oil and gas properties between the first quarter of 2010 and 2009:

Recurring DD&A
(In millions)
2009 DD&A	$536
Volume change	39
Rate change	12

2010 DD&A	$587

     Recurring full-cost DD&A expense of $587 million increased $51 million on an absolute dollar basis: $12 million on rate and $39 million from higher volumes. The Company’s full-cost DD&A rate increased $.27 to $11.13 per boe. The increase in rate reflects finding costs that exceed our historical cost basis.
     In addition, we recorded a $2.82 billion ($1.98 billion net of tax) non-cash write-down of the carrying value of our March 31, 2009, proved oil and gas property balances in the U.S. and Canada. Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted 10 percent, net of related tax effects. Until December 31, 2009, the rules generally required pricing future oil and gas production at the unescalated oil and gas prices and costs in effect at the end of each fiscal quarter. Effective December 31, 2009, estimated future net cash flows is calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each month in the prior 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The rules also generally require the estimation of future costs in effect at the end of each fiscal quarter. Write-downs required by these rules do not impact cash flow from operating activities.
     Lease operating expenses (LOE) Our first quarter 2010 LOE increased $43 million from first quarter 2009. LOE per boe was up four percent: 11 percent on higher cost, offset by seven percent decline related to increased production. The rate was impacted between the first quarter of 2010 and 2009 by the items below:

Per boe
First-Quarter 2009 LOE	$8.06
Foreign exchange impact	.42
Stock based compensation (including mark-to-market of SARS)	.23
Workover costs	.17
OIL theoretical withdrawal premium	.16
Equipment rental — Australia	.14
Increased production	(.58)
U.S. hurricane repair costs	(.23)
Other	(.02)

First-Quarter 2010 LOE	$8.35

     Gathering and transportation Gathering and transportation costs totaled $40 million in the first quarter of 2010, up $7 million from the first quarter of 2009. On a per-unit basis, gathering and transportation costs were up 15 percent: 21 percent on higher costs, offset by a six percent decrease on higher production. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented.

	For the Quarter Ended
	March 31,
	2010	2009
	(In millions)
Canada	$16	$11
United States	11	9
North Sea	6	6
Egypt	6	6
Argentina	1	1

Total Gathering and Transportation	$40	$33

Total Gathering and Transportation per boe	$.77	$.67

     The increase in Canada resulted primarily from the impact of foreign exchange rates and higher transportation tariffs.
     Taxes other than income Taxes other than income totaled $177 million in the first quarter of 2010, an increase of $90 million from the first quarter of 2009. On a per-unit basis, these expenses increased 90 percent: 103 percent on higher costs, offset by a 13 percent decrease on higher production. A detail of these taxes follows:

	For the Quarter Ended
	March 31,
	2010	2009
	(In millions)
U.K. PRT	$122	$50
Severance taxes	32	17
Ad valorem taxes	18	8
Canadian taxes	(1)	4
Other	6	8

Total Taxes other than income	$177	$87

Total Taxes other than income per boe	$3.36	$1.77

     North Sea Petroleum Revenue Tax (PRT) is assessed on net profits from subject fields in the United Kingdom (U.K.) North Sea. U.K. PRT was $72 million more than the 2009 period on a 129 percent increase in net profits driven by higher prices. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina. The increase in severance taxes resulted from higher taxable revenues in the U.S. and Australia, consistent with the higher realized oil and natural gas prices. Ad valorem taxes are assessed on U.S. and Canadian property values and sales. The $10 million increase resulted from higher taxable valuations associated with increases in oil and natural gas prices.
     General and Administrative Expenses On a boe basis, first-quarter 2010 General and Administrative (G&A) expense was down $.07 to $1.65 per boe on higher production. On an absolute dollar basis G&A was $2 million or two percent higher than the year-ago period.

     Financing Costs, Net Financing costs incurred during the periods noted comprised the following:

	For the Quarter Ended
	March 31,
	2010	2009
	(In millions)
Interest expense	$77	$79
Amortization of deferred loan costs	1	2
Capitalized interest	(17)	(16)
Interest income	(2)	(6)

Financing costs, net	$59	$59

Total Taxes other than income per boe	$1.12	$1.19

     Net financing costs were flat in first-quarter 2010 compared to first-quarter 2009. On a per-unit basis, these costs decreased six percent on higher production.
     Provision for Income Taxes During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year, after consideration of discrete items. There were no significant changes in tax rates during the first quarters of 2010 or 2009 in the major jurisdictions in which we operate. There were no significant discrete tax events that occurred during first-quarter 2010. The Company’s first-quarter 2009 non-cash write-down of the carrying value of its proved oil and gas properties was deemed a discrete event, and therefore, the tax effects of the write-down were recorded in that period.
     The 2010 first-quarter provision for income taxes was an expense of $502 million compared to a benefit of $697 million in the first-quarter 2009. The effective income tax rate in first-quarter 2010 was 42 percent, compared to 28 percent in first-quarter 2009. The income tax benefit and reduced tax rate in first-quarter 2009 was associated with the non-cash write-down of the carrying value of our proved oil and gas properties in that period as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

	For the Quarter
	Ended March 31,
	2010	2009
	(In thousands, except per share data)
Income (Loss) Attributable to Common Stock (GAAP)	$704,981	$(1,758,360)

Adjustments:
Foreign currency fluctuation impact on deferred tax expense	6,584	(4,814)
Additional depletion, net of tax (1)	—	1,981,398

Adjusted Earnings (Non-GAAP)	$711,565	$218,224

Adjusted Earnings Per Share (Non-GAAP)
Basic	$2.11	$.65

Diluted	$2.10	$.65

Average Number of Common Shares
Basic	336,924	335,104

Diluted	339,135	336,994

(1)	Additional depletion (non-cash write-down of the carrying value of proved property) recorded in 2009 was $2,818,161 pre-tax, for which a deferred tax benefit of $836,763 was recognized. The tax effect of the write-down of the carrying value of proved property (additional depletion) in 2009 was calculated utilizing the statutory rates in effect in each country where a write-down occurred.
Capital Resources and Liquidity
     Net cash provided by operating activities (operating cash flows or cash flows) are our primary source of liquidity. Our cash flows, both in the short term and the long term, are impacted by highly volatile oil and natural gas prices. Significant deterioration in commodity prices negatively impacts our revenues, earnings and cash flows, and potentially our liquidity, if costs do not trend downward as well. Sales volumes and costs also impact cash flows; however, these historically have not been as volatile or as impactive as commodity prices in the short-term.
     Our long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Our business, as with other extractive industries, is a depleting one in which each unit produced must be replaced or the Company and our reserves, a critical source of future liquidity, will shrink. Cash investments are required continuously to fund exploration and development projects and acquisitions, which are necessary to offset the inherent declines in production and proven reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our exploration and development activities or our ability to acquire additional reserves at reasonable costs.
     We may also elect to utilize available committed borrowing capacity, debt and equity capital markets or proceeds from the occasional sale of nonstrategic assets for all other liquidity and capital resource needs. Apache’s ability to access the debt and equity capital markets is supported by its investment-grade credit ratings.
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
     See Part II, Item 1A, “Risk Factors” of this Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors Related to Our Business and Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Sources and Uses of Cash
     The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Quarter Ended
	March 31,
	2010	2009
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,153	$543
Net commercial paper and bank loan borrowings	—	93
Common stock activity	11	—
Other	41	20

	1,205	656

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	1,074	1,060
Net commercial paper and bank loan repayments	3	—
Payments on fixed-rate notes	—	100
Dividends	50	52
Other	—	36

	1,127	1,248

Increase (decrease) in cash and cash equivalents	$78	$(592)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.
     Net Cash Provided by Operating Activities Cash flows are our primary source of capital and liquidity and is impacted, both in the short-term and the long-term, by highly volatile oil and natural gas prices.
     Our crude oil realizations have increased dramatically since the first quarter of 2009, rising 75 percent to $74.55 per barrel in first-quarter 2010 from $42.49 per barrel in first-quarter 2009. Our average natural gas price realizations have also trended upward, increasing 20 percent to $4.60 per Mcf in the first quarter of 2010 from $3.84 per Mcf in the first quarter of 2009.
     Factors affecting operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, ARO accretion and deferred income tax expense.
     Net cash provided by operating activities for the first quarter of 2010 totaled $1.15 billion, up $610 million from the first quarter of 2009. The increase reflects the impact of higher oil and gas revenues ($1.1 billion) as a result of higher commodity prices ($904 million) and a seven percent increase in daily equivalent production ($186 million). Also positively impacting operating cash flows was the change in working capital during first-quarter 2009 compared to first-quarter 2010.
     For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2. For additional detail of changes in operating assets and liabilities, see the Statement of consolidated cash flows in Item 1, Financial Statements of this Quarterly Form 10-Q.

     Capital Expenditures We fund exploration and development activities primarily through operating cash flows and budget capital expenditures based on projected cash flows. We concentrated on remaining within our cash flow in the first quarter of 2010, growing production while building cash balances.
     Capital expenditures totaled $1.1 billion for first-quarter 2010, compared to $1.2 billion for the comparable period last year. The following table details capital expenditures for each country in which we do business for the three months ended March 31, 2010 and 2009:

	Quarter Ended March 31,
	2010	2009
	(In millions)
Exploration and Development:
United States	$297	$310
Canada	203	128

North America	500	438

Egypt	166	209
Australia	165	133
North Sea	94	85
Argentina	37	47
Chile	10	4

International	472	478

Worldwide Exploration and Development Costs	972	916

Gathering, Transmission and Processing Facilities:
Canada	33	40
Egypt	24	69
Australia	56	3
Argentina	1	1

Total Gathering, Transmission and Processing Facility Cost	114	113

Asset Retirement Costs	22	60

Capitalized Interest	17	16

Capital Expenditures, excluding Acquisitions	1,125	1,105

Acquisitions	5	60

Total Capital Expenditures	$1,130	$1,165

     Exploration and development (E&D) expenditures were $56 million, or six percent, higher than the 2009 comparable quarter. The U.S. accounted for 31 percent of total E&D activity in first-quarter 2010 and 34 percent in first-quarter 2009, with expenditures down $13 million on slightly lower drilling activity. Egypt accounted for 17 percent of worldwide E&D spending for the first quarter of 2010, compared to 23 percent in the prior-year period, down $43 million on decreased drilling activity. Canada accounted for 21 percent of worldwide E&D expenditures in first-quarter 2010, up $75 million from the comparable 2009 period, primarily on increased drilling activity in the Horn River Basin. Australia’s E&D expenditures rose $32 million as a result of higher drilling activity and increased investments in platforms and production facilities at our Van Gogh and Pyrenees developments.
     Dividends During the first quarters of 2010 and 2009, Apache paid $50.5 million and $50.2 million, respectively, in dividends on its common stock. In the first quarter of 2009, Apache paid $1.4 million in dividends on its Series B Preferred Stock issued in August 1998. The Company redeemed all outstanding shares of its Series B Preferred Stock on December 30, 2009.

Liquidity
     The following table presents a summary of our key financial indicators for the periods presented:

	March 31,	December 31,
	2010	2009
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$2,126	$2,048
Total debt	5,064	5,067
Shareholders’ equity	16,759	15,779
Available committed borrowing capacity	2,300	2,300
Floating-rate debt/total debt	7%	7%
Percent of total debt-to-capitalization	23%	24%
     Cash and Cash Equivalents We had $2.1 billion in cash and cash equivalents as of March 31, 2010, compared to $2.0 billion at December 31, 2009. Approximately $1.2 billion of the cash was held by foreign subsidiaries, with the remaining balance held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
     Debt As of March 31, 2010, outstanding debt, which consisted of notes, debentures and uncommitted bank lines, totaled $5.1 billion. Current debt includes $110 million of loans under the Apache PVG Pty Ltd credit facility due in 2010 and $3.6 million borrowed under uncommitted overdraft lines in Argentina.
     Available committed borrowing capacity As of March 31, 2010, the Company had unsecured committed revolving syndicated bank credit facilities totaling $2.3 billion, which mature in May 2013. These consist of a $1.5 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. Since there are no outstanding borrowings or commercial paper at quarter-end 2010, the full $2.3 billion of unsecured credit facilities are available to the Company.
     The Company has available a $1.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. Apache did not issue any commercial paper in the first quarter of 2010. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100-percent backstop.
     One of the Company’s Australian subsidiaries has a secured revolving syndicated credit facility for its Van Gogh and Pyrenees oil developments offshore Western Australia. The facility provides for total commitments of up to $350 million, with availability determined by a borrowing base formula. The borrowing base was initially set at $350 million and will be redetermined upon project completion, pursuant to the terms of the facility, and semi-annually thereafter. The Company has agreed to guarantee the credit facility until project completion, as defined in the facility, which is expected to occur in the fourth quarter of 2010. In the event project completion does not occur by December 31, 2010, pursuant to the terms of the facility, the lenders may require repayment of outstanding amounts in the first quarter of 2011.
     The outstanding balance under the facility as of March 31, 2010 and December 31, 2009 was $350 million. Under the terms of the agreement, the facility amount begins reducing on June 30, 2010 and semi-annually thereafter until maturity on March 31, 2014. The outstanding amount under this facility must not exceed $300 million on June 30, 2010 and $240 million on December 31, 2010. As $50 million and $60 million of the current balance will be repaid by June 30, 2010 and December 31, 2010, respectively, $110 million has been classified as current debt at March 31, 2010.
     The Company was in compliance with the terms of all credit facilities as of March 31, 2010.
     Percent of total debt to capitalization The Company’s March 31, 2010 debt-to-capitalization ratio was 23 percent, down from 24 percent at December 31, 2009.
     Credit Rating As of March 31, 2010, Apache’s senior unsecured long-term debt is currently rated A3 by Moody’s, A- by Standard & Poor’s and A- by Fitch. The Company has received short-term debt ratings for its commercial paper program of P-2 from Moody’s, A-2 from Standard & Poor’s and F2 from Fitch. The current outlook at all three rating agencies is stable. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt and potentially require the Company to post letters of credit in certain circumstances.

Subsequent Events
     Mariner Merger Agreement On April 15, 2010, Apache and Mariner announced that they entered into a definitive agreement pursuant to which Apache will acquire Mariner in a stock and cash transaction. The Merger Agreement, by and among Apache, Mariner and the Merger Sub, contemplates a Merger whereby Mariner will be merged into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Apache. For a detailed discussion of the Merger, please see Note 3 - Subsequent Events of the Notes to Consolidated Financial Statements in this quarterly report.
     In connection with the Merger, Apache expects to issue approximately 17.5 million shares of common stock (an increase of approximately five percent in our outstanding common shares) and pay cash of approximately $802 million to Mariner stockholders. Apache intends to fund the cash portion of the consideration with existing cash balances and commercial paper. Upon consummation of the Merger, Apache will assume Mariner’s debt, which was approximately $1.2 billion at the time of the Merger Agreement. Apache estimates it will ultimately incur approximately $130 million in costs related to the Merger.
     In the first quarter of 2010 Mariner produced 59,466 boe/d from the Gulf Shelf and deepwater, the Permian Basin and unconventional onshore plays. Mariner has entered into oil and natural gas hedges that Apache will assume upon closing. Mariner’s crude oil hedges for the second half of 2010 and the full-years 2011, 2012 and 2013 total 8,670 b/d, 5,420 b/d, 1,350 b/d and 1,120 b/d, respectively. Mariner’s natural gas hedges for the second half of 2010 and the full-years 2011, 2012 and 2013 total 112,000 MMBtu/d, 81,000 MMBtu/d, 61,000 MMBtu/d and 16,000 MMBtu/d, respectively. In addition to the hedges that we will assume in the transaction, Apache hedged an additional 2,000 b/d of production for 2011 and 4,000 b/d for 2012 and 2013 using collars to protect the economics of the transaction.
     Assuming the Merger is approved by Mariner stockholders and is cleared by regulatory authorities, the transaction will be accounted for as a purchase, with Mariner’s assets and liabilities reflected in Apache’s books at fair value. The transaction is not expected to be accretive to earnings per share for the first several quarters and may be dilutive. It is, however, expected to be accretive to Apache’s per-share production growth and cash flow immediately and is expected to be accretive to earnings per share for the full year of 2011.
     Gulf of Mexico Shelf Acquisition On April 12, 2010, we entered into an agreement to acquire Devon Energy’s oil and gas assets on the Gulf of Mexico shelf for $1.05 billion. The Company will fund the acquisition primarily from existing cash balances supplemented with commercial paper.
     Capital Expenditures Assuming successful completion of both the pending property acquisition and the merger, the company expects to increase 2010 capital expenditures by an estimated $150 million to $200 million.
     Credit Ratings Subsequent to announcing the Devon and Mariner transactions, Apache’s single-A ratings and stable outlook were confirmed by Moody’s, S&P and Fitch.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economical growth or retraction, weather and climate. Our crude oil realizations have increased dramatically since the first quarter of 2009, rising 75 percent to $74.55 per barrel in first-quarter 2010 from $42.49 per barrel in first-quarter 2009. Our average natural gas price realizations have also trended upward, increasing 20 percent to $4.60 per Mcf in the first quarter of 2010 from $3.84 per Mcf in the first quarter of 2009.
     Global oil prices are generally priced in U.S. dollars, with a weaker U.S. dollar often leading to higher prices and a stronger U.S. dollar often resulting in lower prices.

     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. Approximately 25 percent of our first-quarter 2010 natural gas and 12 percent of our crude oil production was subject to financial derivative hedges.
     Apache may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from the Company’s price-risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not generally hold or issue derivative instruments for trading purposes.
     On March 31, 2010, the Company had open natural gas derivative hedges in an asset position with a fair value of $386 million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $113 million, while a 10 percent decrease in prices would increase the fair value by approximately $112 million. The Company also had open oil derivatives in a liability position with a fair value of $290 million. A 10 percent increase in oil prices would increase the liability by approximately $209 million, while a 10 percent decrease in prices would decrease the liability by approximately $195 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2010. See Note 4 — Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this quarterly report for notional volumes and terms associated with the Company’s derivative contracts.
Interest Rate Risk
     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 93 percent of the Company’s debt. At March 31, 2010, total debt included $354 million of floating-rate debt. As a result, Apache’s annual interest costs in 2010 will fluctuate based on short-term interest rates on what is approximately seven percent of our total debt outstanding at March 31, 2010. The impact on cash flow of a 10 percent change in the floating interest rate from that at March 31, 2010, would be approximately $122,000 per quarter.
Foreign Currency Risk
     The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts, and the majority of our gas production is sold under fixed-price Australian dollar contracts. Approximately half of our costs incurred for Australian operations are paid in U.S. dollars. In Canada, oil and gas prices and costs, such as equipment rentals and services, are generally denominated in Canadian dollars but heavily influenced by U.S. markets. Our North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Argentine revenues and expenditures are largely denominated in U.S. dollars but converted into Argentine pesos at the time of payment. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds, Egyptian pounds and Argentine pesos are converted to U.S. dollar equivalents based on the average exchange rates during the period.
     Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other,” or, as is the case when we remeasure our foreign tax liabilities, as a component of the Company’s provision for income taxes on the statement of consolidated operations in Item 1 of this quarterly report. A 10-percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, Egyptian pound or Argentine peso as of March 31, 2010, would result in a foreign currency net loss or gain, respectively, of approximately $102 million.

Forward-Looking Statements and Risk
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2009 and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	the market prices of oil, natural gas, NGLs and other products or services;

•	approval of the Mariner merger by Mariner stockholders and the timing of the closing of the merger;

•	the satisfaction of the closing conditions of the Mariner merger;

•	negative effects from the pendency of the Mariner merger;

•	the retention of key employees of Mariner;

•	the integration of Mariner following completion of the merger;

•	the diversion of management’s time on issues related to the Mariner merger;

•	our commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks;

•	other factors disclosed under Items 1 and 2 — “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A — “Risk Factors,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in our most recently filed Form 10-K, other risks and uncertainties detailed in our first-quarter 2010 earnings release and other filings that we make with the Securities and Exchange Commission.
     All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4	— CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Roger B. Plank, the Company’s President, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Please refer to both Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (filed with the SEC on February 26, 2010) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For the quarter ending March 31, 2010, Apache notes the following additional risk factors:
Risks Relating to the Merger
Uncertainty about the effect of the merger on Mariner Energy, Inc.’s (Mariner) employees may have an adverse effect on Mariner and consequently Apache.
The uncertainty created by the pending merger may impair Mariner’s ability to attract, retain and motivate key personnel until the merger is completed as current and prospective employees may experience uncertainty about their future roles with Apache. If key employees of Mariner depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become Apache employees, Apache’s ability to realize the anticipated benefits of the merger could be reduced or delayed.
The pendency of the merger could adversely affect Apache.
We may not realize the benefits we anticipated from the merger.
Certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed.
Time demands and commitments related to the merger may distract management and other employees from current day-to-day responsibilities, preventing Apache from realizing benefits from other existing opportunities.
Increased exposure to offshore Gulf of Mexico operations.
Following the merger, a larger percentage of Apache’s exploration and production operations will be related to offshore Gulf of Mexico properties. Greater offshore concentration proportionally increases risks from delays or higher costs common to offshore activity including severe weather, availability of specialized equipment and compliance with environmental and other laws and regulations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

2.1	–	Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, Mariner Energy, Inc. and ZMZ Acquisitions LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated April 14, 2010, filed April 16, 2010, SEC File No. 001-4300).

*12.1	–	Statement of computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

**101	–	The following materials from the Apache Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION
Dated: May 7, 2010	/s/ ROGER B. PLANK
Roger B. Plank
President (Principal Financial Officer)

Dated: May 7, 2010	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President and Controller (Principal Accounting Officer)