Form 10-Q/A
period 2010-06-30
APACHE CORP
filed 2010-08-17
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

Amendment No. 1
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

EXPLANATORY NOTE
     Apache Corporation (Apache or the Company) is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as originally filed with the Securities and Exchange Commission on August 6, 2010 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” and (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q.
     In light of the repeal of SEC Rule 436(g) by Congress in the Dodd-Frank Act, effective Thursday, July 22, 2010, we have deleted the reference to our credit ratings in Note 6 — Debt of Item 1 of Part I, “Financial Information” and have expanded our disclosure regarding our credit ratings in Item 2 of Part 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity”.
     This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the amendments described above.

Page

PART I — FINANCIAL INFORMATION	1
ITEM 1 — FINANCIAL STATEMENTS	1
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM 4 — CONTROLS AND PROCEDURES	53
PART II — OTHER INFORMATION	54
ITEM 1. LEGAL PROCEEDINGS	54
ITEM 1A. RISK FACTORS	54
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	58
ITEM 4. [REMOVED AND RESERVED]	58
ITEM 5. OTHER INFORMATION	58
ITEM 6. EXHIBITS	58
SIGNATURES	60
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

     Credit Rating Historically, Apache has maintained a relatively conservative capital structure, with debt ratings reflecting this approach. As of June 30, 2010, Apache’s senior unsecured long-term debt was rated A3 by Moody’s and A- by Standard & Poor’s and by Fitch. The Company has received short-term debt ratings for its commercial paper program of P-2 from Moody’s, A-2 from Standard & Poor’s and F2 from Fitch. In order to realize the opportunity presented by the BP Acquisition, Apache decided to accept greater financial leverage on its balance sheet. As a result of the announcement of the BP Acquisition, Moody’s put Apache’s senior unsecured debt rating under review for downgrade, and Fitch placed the Company’s senior unsecured debt rating on rating watch negative. Any such downgrade has the potential to increase Apache’s long-term financing costs as lenders can be expected to consult such ratings in determining the terms on which credit is extended to Apache in the future. In addition, a downgrade by two of the three rating agencies would trigger provisions in Apache’s debt facilities, automatically increasing the interest rates on borrowings under such facilities. Additionally, counterparties to certain agreements, such as its derivative financial instruments used to hedge oil and gas prices, may require additional security or other changes in business terms if Apache’s credit ratings are downgraded. Any downgrade in Apache’s credit ratings from current levels could adversely affect Apache’s long-term financing costs, which in turn could adversely affect Apache’s ability to pursue business opportunities.
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

APACHE CORPORATION

Dated: August 17, 2010	/ s / ROGER B. PLANK
Roger B. Plank
President
(Principal Financial Officer)

Dated: August 17, 2010	/ s / REBECCA A. HOYT
Rebecca A. Hoyt
Vice President and Controller
(Principal Accounting Officer)