Form 10-K/A
period 2009-12-31
APACHE CORP
filed 2010-09-28
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
     We filed our Annual Report on Form 10-K for the year ended December 31, 2009 on February 26, 2010 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to revise Exhibit 99.1 as follows:
•	The exhibit in the Original Report omitted relevant benchmark prices and average adjusted (by differentials) prices. Exhibit 99.1 in this Amendment includes the requisite pricing information.
     In addition to the revised report being filed as Exhibit 99.1, we are including in this Amendment the consent of Ryder Scott Company, L.P. in Exhibit 23.2 and certifications of our principal executive officer and principal financial officer in Exhibit 31.1 and Exhibit 31.2. No other changes to the Original Report are included in this Amendment other than the exhibits described above. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents included in this report:

1. Financial Statements

The consolidated financial statements of Apache Corporation and the report of independent registered public accounting firm were previously filed.

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation of Registrant, dated February 23, 2010, as filed with the Secretary of State of Delaware on February 23, 2010 (incorporated by reference to Exhibit 3.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
3.2	—	Bylaws of Registrant, as amended August 6, 2009 (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-K for quarter ended June 30, 2009, SEC File No. 001-4300).
4.1	—	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 001-4300).
4.2	—	Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit(a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).
4.3	—	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of December 31, 1996, between Apache Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).
4.4	—	Senior Indenture, dated February 15, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank), formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

Exhibit
No.		Description

4.5	—	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.6	—	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).
4.7	—	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).
10.1	—	Form of Amended and Restated Credit Agreement, dated as of May 9, 2006, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2006, SEC File No. 001-4300).
10.2	—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of April 5, 2007, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2007, SEC File No. 001-4300).
10.3	—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of February 18, 2008, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
10.4	—	Form of Credit Agreement, dated as of May 12, 2005, among Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A. and Citibank, N.A., as U.S. Co-Syndication Agents, and Calyon New York Branch and Société Générale, as U.S. Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.5	—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, RBC Capital Markets and BMO Nesbitt Burns, as Co-Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Canadian Administrative Agent, Bank of Montreal and Union Bank of California, N.A., Canada Branch, as Canadian Co-Syndication Agents, and The Toronto-Dominion Bank and BNP Paribas (Canada), as Canadian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.02 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).

Exhibit
No.			Description

10.6		—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Energy Limited, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, Citisecurities Limited, as Australian Administrative Agent, Deutsche Bank AG, Sydney Branch, and JPMorgan Chase Bank, as Australian Co-Syndication Agents, and Bank of America, N.A., Sydney Branch, and UBS AG, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.03 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.7		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated April 5, 2007, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2007, SEC File No. 001-4300).
10.8		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated February 18, 2008, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.9	—	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300). Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
†10	.10	—	First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.11	—	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
†10	.12	—	First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.13	—	Apache Corporation 401(k) Savings Plan, dated January 1, 2008 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.14	—	Amendment to Apache Corporation 401(k) Savings Plan, dated January 29, 2009, effective as of January 1, 2009, except as otherwise specified (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.15	—	Amendment to Apache Corporation 401(k) Savings Plan, dated December 22, 2009, effective as of January 1, 2009, except as otherwise specified (incorporated by reference to Exhibit 10.15 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.16	—	Non-Qualified Retirement/Savings Plan of Apache Corporation, amended and restated as of February 11, 2010 (incorporated by reference to Exhibit 10.16 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.17	—	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated effective as of December 31, 2009 (incorporated by reference to Exhibit 10.17 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.18	—	Apache Corporation 1998 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.19	—	Apache Corporation 2000 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.20	—	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.21	—	Apache Corporation 2005 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008, Commission File No. 001-4300).
†10	.22	—	Apache Corporation 2005 Share Appreciation Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 001-4300).
†10	.23	—	Apache Corporation 2008 Share Appreciation Program Specifications, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.24	—	Apache Corporation Executive Restricted Stock Plan, as amended and restated November 19, 2008 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.25	—	Apache Corporation Income Continuance Plan, as amended and restated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.26	—	Apache Corporation Deferred Delivery Plan, as amended and restated November 19, 2008, effective as of January 1, 2009, except as otherwise specified (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.27	—	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated November 20, 2008, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.28	—	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated November 20, 2008, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300)
†10	.29	—	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).
†10	.30	—	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated August 14, 2008, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.31	—	Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).
†10	.32	—	Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).
†10	.33	—	Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.34	—	Amended and Restated Conditional Stock Grant Agreement, dated September 15, 2005, effective January 1, 2005, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.06 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.35	—	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.36	—	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).
†10	.37	—	Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.38	—	Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.39	—	Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
12.1		—	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
14.1		—	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300).
21.1		—	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
23.1		—	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
*23	.2	—	Consent of Ryder Scott Company L.P., Petroleum Consultants
24.1		—	Power of Attorney (included as a part of the signature pages to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009) (incorporated by reference to Exhibit 24.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
*31	.1	—	Certification of Principal Executive Officer
*31	.2	—	Certification of Principal Financial Officer
32.1		—	Certification of Principal Executive Officer and Principal Financial Officer (incorporated by reference to Exhibit 32.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
*99	.1	—	Report of Ryder Scott Company L.P., Petroleum Consultants
101		—	The following materials from Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (incorporated by reference to Exhibit 101 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).

*	Filed herewith.

**	Furnished herewith.

†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

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

APACHE CORPORATION

/s/ G. Steven Farris
G. Steven Farris
Chairman of the Board and Chief Executive Officer

Dated: September 28, 2010

Index to Exhibits

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation of Registrant, dated February 23, 2010, as filed with the Secretary of State of Delaware on February 23, 2010 (incorporated by reference to Exhibit 3.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
3.2	—	Bylaws of Registrant, as amended August 6, 2009 (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-K for quarter ended June 30, 2009, SEC File No. 001-4300).
4.1	—	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 001-4300).
4.2	—	Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit(a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).
4.3	—	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of December 31, 1996, between Apache Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).
4.4	—	Senior Indenture, dated February 15, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank), formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.5	—	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.6	—	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).
4.7	—	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).
10.1	—	Form of Amended and Restated Credit Agreement, dated as of May 9, 2006, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2006, SEC File No. 001-4300).
10.2	—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of April 5, 2007, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2007, SEC File No. 001-4300).

Exhibit
No.			Description

10.3		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of February 18, 2008, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
10.4		—	Form of Credit Agreement, dated as of May 12, 2005, among Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A. and Citibank, N.A., as U.S. Co-Syndication Agents, and Calyon New York Branch and Société Générale, as U.S. Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.5		—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, RBC Capital Markets and BMO Nesbitt Burns, as Co-Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Canadian Administrative Agent, Bank of Montreal and Union Bank of California, N.A., Canada Branch, as Canadian Co-Syndication Agents, and The Toronto-Dominion Bank and BNP Paribas (Canada), as Canadian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.02 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.6		—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Energy Limited, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, Citisecurities Limited, as Australian Administrative Agent, Deutsche Bank AG, Sydney Branch, and JPMorgan Chase Bank, as Australian Co-Syndication Agents, and Bank of America, N.A., Sydney Branch, and UBS AG, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.03 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.7		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated April 5, 2007, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2007, SEC File No. 001-4300).
10.8		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated February 18, 2008, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.9	—	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
†10	.10	—	First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.11	—	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.12	—	First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.13	—	Apache Corporation 401(k) Savings Plan, dated January 1, 2008 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.14	—	Amendment to Apache Corporation 401(k) Savings Plan, dated January 29, 2009, effective as of January 1, 2009, except as otherwise specified (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.15	—	Amendment to Apache Corporation 401(k) Savings Plan, dated December 22, 2009, effective as of January 1, 2009, except as otherwise specified (incorporated by reference to Exhibit 10.15 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.16	—	Non-Qualified Retirement/Savings Plan of Apache Corporation, amended and restated as of February 11, 2010 (incorporated by reference to Exhibit 10.16 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.17	—	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated effective as of December 31, 2009 (incorporated by reference to Exhibit 10.17 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.18	—	Apache Corporation 1998 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.19	—	Apache Corporation 2000 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.20	—	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.21	—	Apache Corporation 2005 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008, Commission File No. 001-4300).
†10	.22	—	Apache Corporation 2005 Share Appreciation Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 001-4300).
†10	.23	—	Apache Corporation 2008 Share Appreciation Program Specifications, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.24	—	Apache Corporation Executive Restricted Stock Plan, as amended and restated November 19, 2008 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.25	—	Apache Corporation Income Continuance Plan, as amended and restated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.26	—	Apache Corporation Deferred Delivery Plan, as amended and restated November 19, 2008, effective as of January 1, 2009, except as otherwise specified (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.27	—	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated November 20, 2008, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.28	—	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated November 20, 2008, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.29	—	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).
†10	.30	—	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated August 14, 2008, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.31	—	Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).
†10	.32	—	Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).
†10	.33	—	Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.34	—	Amended and Restated Conditional Stock Grant Agreement, dated September 15, 2005, effective January 1, 2005, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.06 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.35	—	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.36	—	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).
†10	.37	—	Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.38	—	Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
†10	.39	—	Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
12.1		—	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
14.1		—	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2003, SEC File No. 001-4300).
21.1		—	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
23.1		—	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
*23	.2	—	Consent of Ryder Scott Company L.P., Petroleum Consultants
24.1		—	Power of Attorney (included as a part of the signature pages to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009) (incorporated by reference to Exhibit 24.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
*31	.1	—	Certification of Principal Executive Officer
*31	.2	—	Certification of Principal Financial Officer
32.1		—	Certification of Principal Executive Officer and Principal Financial Officer (incorporated by reference to Exhibit 32.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).
*99	.1	—	Report of Ryder Scott Company L.P., Petroleum Consultants
101		—	The following materials from Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (incorporated by reference to Exhibit 101 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-4300).

*	Filed herewith.

**	Furnished herewith.

†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

NOTE:  Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant’s consolidated assets have been omitted and will be provided to the Commission upon request.