Form 10-K/A
period 2010-12-31
APACHE CORP
filed 2011-04-07
CIK 6769

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

Explanatory Note

Apache Corporation (“Apache” or “the Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to reflect changes made in response to comments received by Apache from the Staff of the Securities and Exchange Commission (the “Staff”), in connection with the Staff’s review of Apache’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011 (the “Original Form 10-K”). In response to the Staff’s comments, we have amended our Original Form 10-K to (i) revise our adjusted earnings per share reconciliation; (ii) expand our disclosure regarding our liquidity in our sources and uses of cash presentation; (iii) revise our disclosure regarding uncertainties inherent in estimating crude oil and natural gas reserves; (iv) provide additional disclosure to explain significant changes to our proved reserves in accordance with FASB ASC Paragraph 932-235-50-5 in the notes to our Financial Statements; (v) expand our disclosure regarding reserve estimating tools pursuant to Item 1202(a)(6) of Regulation S-K; and (vi) revise the certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act solely to make reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Section 906 certification filed with the Original Form 10-K inadvertently made reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In conjunction with the revised Section 906 certification, we are filing a full amendment to the Original Form 10-K.

In addition, we are including in this Amendment (i) the consent of Ernst & Young LLP in Exhibit 23.1; (ii) the consent of Ryder Scott Company, L.P. in Exhibit 23.2; (iii) currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2; and (iv) updated signature pages.

Except as described above, this Amendment does not otherwise revise or restate the financial statements included in the Original Form 10-K. In addition, except as described above, no attempt has been made in this Amendment to modify or update disclosures presented in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update disclosures related to such events. Accordingly, this Amendment should be read in conjunction with Apache’s filings with the SEC subsequent to the filing of the Original Form 10-K.

DESCRIPTION

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

Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In estimating its proved reserves, Apache uses several different traditional methods that can be classified in three general categories: 1) performance-based methods; 2) volumetric-based methods; and 3) analogy with similar properties. Apache will, at times, utilize additional technical analysis such as computer reservoir models, petrophysical techniques and proprietary 3-D seismic interpretation methods to provide additional support for more complex reservoirs. Information from this additional analysis is combined with traditional methods outlined above to enhance the certainty of our reserve estimates.

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

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their value. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Because of the high degree of judgment involved, the accuracy of any reserve estimate is inherently imprecise, and a function of the quality of available data and the engineering and geological interpretation. Our reserves estimates are based on 12-month average prices, except where contractual arrangements exist; therefore, reserves quantities will change when actual prices increase or decrease. In addition, results of drilling, testing and production may substantially change the reserve estimates for a given reservoir over time. The estimates of our proved reserves and estimated future net revenues also depend on a number of factors and assumptions that may vary considerably from actual results, including:

•	historical production from the area compared with production from other areas;

•	the effects of regulations by governmental agencies, including changes to severance and excise taxes;

•	future operating costs and capital expenditures; and

•	workover and remediation costs.

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

	For the Year
	Ended December 31,
	2010	2009
	(In millions, except share data)

Income (Loss) Attributable to Common Stock (GAAP)	$3,000	$(292)
Adjustments:
Foreign currency fluctuation impact on deferred tax expense	52	198
Merger, acquisitions & transition, net of tax(1)	120	—
Additional depletion, net of tax(2)	—	1,981

Adjusted Earnings (Non-GAAP)	$3,172	$1,887

Net Income (Loss) per Common Share — Diluted (GAAP)	$8.46	$(0.87)
Adjustments:
Foreign currency fluctuation impact on deferred tax expense	.15	.59
Merger, acquisitions & transition, net of tax	.33	—
Additional depletion, net of tax	—	5.87

Adjusted Earnings Per Share — Diluted (Non-GAAP)	$8.94	$5.59

(1)	Merger, acquisitions & transition costs recorded in 2010 totaled $183 million pre-tax, for which a tax benefit of $63 million was recognized. The tax effect was calculated utilizing the statutory rates in effect in each country where costs were incurred.

(2)	Additional depletion (non-cash write-down of the carrying value of proved property) recorded in 2009 was $2.82 billion pre-tax, for which a deferred tax benefit of $837 million was recognized. The tax effect of the write-down of the carrying value of proved property (additional depletion) in 2009 was calculated utilizing the statutory rates in effect in each country where a write-down occurred.

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

Our liquidity and financial position have not been materially affected by the increase of our total debt compared to prior year levels nor recent uncertainty in the credit markets. The increase in total debt was associated with current-year acquisitions of cash-generating oil and gas properties that were supplemented by equity issuances and resulted in an increase in debt-to-capitalization ratios of less than one percent. We believe that losses from non-performance are unlikely to occur; however, we are not able to predict sudden changes in the creditworthiness of the financial institutions with which we do business. Twenty-seven of 28 banks with lending commitments to the Company have credit ratings of at least single-A, which in some cases is based on government support. There is no assurance that the financial condition of these banks will not deteriorate or that the government guarantee will be maintained. We closely monitor the ratings of the 28 banks in our bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

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

3. Exhibits

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated April 14, 2010, filed April 16, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
2.2	—	Amendment No. 1, dated August 2, 2010, to Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated August 2, 2010, filed on August 3, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
2.3	—	Purchase and Sale Agreement by and between BP America Production Company and ZPZ Delaware I LLC dated July 20, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
2.4	—	Partnership Interest and Share Purchase and Sale Agreement by and between BP Canada Energy and Apache Canada Ltd. dated July 20, 2010 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300)(the exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
2.5	—	Purchase and Sale Agreement by and among BP Egypt Company, BP Exploration (Delta) Limited and ZPZ Egypt Corporation LDC dated July 20, 2010 (incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
3.1	—	Restated Certificate of Incorporation of Registrant, dated February 23, 2010, as filed with the Secretary of State of Delaware on February 23, 2010 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

Exhibit
No.		Description

3.2	—	Certificate of Designations of the 6.00% Mandatory Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form 8-A, dated July 29, 2010, SEC File No. 001-4300).
3.3	—	Bylaws of Registrant, as amended August 6, 2009 (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2009, SEC File No. 001-4300).
4.1	—	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 001-4300).
4.2	—	Form of Certificate for the 6.00% Mandatory Convertible Preferred Stock, Series D (incorporated by reference to Exhibit A of Exhibit 3.3 to Registrant’s Registration Statement on Form 8-A, dated July 29, 2010, SEC File No. 001-4300).
4.3	—	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).
4.4	—	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).
4.5	—	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).
4.6	—	Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).
4.7	—	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of December 31, 1996, between Apache Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).
4.8	—	Senior Indenture, dated February 15, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank), formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.9	—	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.10	—	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).
4.11	—	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).

Exhibit
No.		Description

4.12	—	Deposit Agreement, dated as of July 28, 2010, between Registrants and Wells Fargo Bank, N.A., as depositary, on behalf of all holders from time to time of the receipts issued there under (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).
4.13	—	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).
4.14	—	Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreements for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form S-8 filed on November 10, 2010, SEC File No. 001-4300).
4.15	—	Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreements for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form S-8 filed on November 10, 2010, SEC File No. 001-4300).
4.16	—	Form of Apache Corporation November 10, 2010 Non-StatutoryStock Option Agreements for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form S-8 filed on November 10, 2010, SEC File No. 001-4300).
10.1	—	Form of Amended and Restated Credit Agreement, dated as of May 9, 2006, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2006, SEC File No. 001-4300).
10.2	—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of April 5, 2007, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2007, SEC File No. 001-4300).
10.3	—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of February 18, 2008, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
10.4	—	Form of Credit Agreement, dated as of May 12, 2005, among Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A. and Citibank, N.A., as U.S. Co-Syndication Agents, and Calyon New York Branch and SociétéGénérale, as U.S. Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.5	—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, RBC Capital Markets and BMO Nesbitt Burns, as Co-Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Canadian Administrative Agent, Bank of Montreal and Union Bank of California, N.A., Canada Branch, as Canadian Co-Syndication Agents, and The Toronto-Dominion Bank and BNP Paribas (Canada), as Canadian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).

Exhibit
No.			Description

10.6		—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Energy Limited, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, Citisecurities Limited, as Australian Administrative Agent, Deutsche Bank AG, Sydney Branch, and JPMorgan Chase Bank, as Australian Co-Syndication Agents, and Bank of America, N.A., Sydney Branch, and UBS AG, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.7		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated April 5, 2007, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2007, SEC File No. 001-4300).
10.8		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated February 18, 2008, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
10.9		—	Credit Agreement, dated August 13, 2010, among Registrant, JP Morgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank Of America, N.A. and Goldman Sachs Bank USA, as Co-Syndication Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Banc Of America Securities, LLC and Goldman Sachs Bank USA, As Co-Lead Arrangers and Joint Bookrunners, and the lenders party thereto (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2010).
†10	.10	—	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
†10	.11	—	First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.12	—	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
†10	.13	—	First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.14	—	Apache Corporation 401(k) Savings Plan, as amended and restated, dated October 28, 2010 (incorporated by reference to Exhibit 10.14 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
†10	.15	—	Amendment to Apache Corporation 401(k) Savings Plan, dated December 30, 2010, effective as of November 10, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.15 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
†10	.16	—	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated July 14, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.17	—	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated July 13, 2010, effective December 31, 2009 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.18	—	Apache Corporation 1998 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.19	—	Apache Corporation 2000 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.20	—	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.21	—	Apache Corporation 2005 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008, Commission File No. 001-4300).
†10	.22	—	Apache Corporation 2005 Share Appreciation Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 001-4300).
†10	.23	—	Apache Corporation 2008 Share Appreciation Program Specifications, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.24	—	Apache Corporation Executive Restricted Stock Plan, as amended and restated November 19, 2008(incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.25	—	Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.26	—	Apache Corporation Deferred Delivery Plan, as amended and restated July 13, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.27	—	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated November 20, 2008, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.28	—	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.29	—	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).
†10	.30	—	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated August 14, 2008, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.31	—	Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).
†10	.32	—	Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.33	—	Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.34	—	Amended and Restated Conditional Stock Grant Agreement, dated September 15, 2005, effective January 1, 2005, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.06 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.35	—	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.36	—	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).
†10	.37	—	Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
†10	.38	—	Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
†10	.39	—	Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
†10	.40		Form of 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).
†10	.41		Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).
†10	.42		Form of Restricted Stock Unit Award Agreement, dated January 15, 2010, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).
†10	.43		Form of 2011 Performance Program Agreement, dated January 7, 2011, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, Roger B. Plank, Michael S. Bahorich, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).
†10	.44		Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Mr. Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).
12.1		—	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
14.1		—	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
21.1		—	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).

Exhibit
No.			Description

*23	.1	—	Consent of Ernst & Young LLP
*23	.2	—	Consent of Ryder Scott Company L.P., Petroleum Consultants
24.1		—	Power of Attorney (included as a part of the signature pages to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010)
*31	.1	—	Certification of Principal Executive Officer
*31	.2	—	Certification of Principal Financial Officer
*32	.1	—	Certification of Principal Executive Officer and Principal Financial Officer
99.1		—	Report of Ryder Scott Company L.P., Petroleum Consultants (incorporated by reference to Exhibit 99.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
**101	—	The following materials from the Apache Corporation’s Amended Annual Report on Form 10-K/A
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

Dated: April 7, 2011

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

Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In estimating its proved reserves, Apache uses several different traditional methods that can be classified in three general categories: 1) performance-based methods; 2) volumetric-based methods; and 3) analogy with similar properties. Apache will, at times, utilize additional technical analysis such as computer reservoir models, petrophysical techniques and proprietary 3-D seismic interpretation methods to provide additional support for more complex reservoirs. Information from this additional analysis is combined with traditional methods outlined above to enhance the certainty of our reserve estimates.

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

During 2010 Apache added 593 MMboe of estimated proved reserves through purchases of minerals in place, primarily from three major acquisitions during the year. The Company recorded 38 MMboe in connection with acquisition of oil and gas assets on the U.S. Gulf of Mexico shelf from Devon. The Mariner merger added 187 MMboe in the U.S. Permian Basin and Gulf of Mexico. The BP asset acquisition was completed in three separate transactions which increased our reserves 122 MMboe in the U.S. 220 MMboe in Canada, and 19 MMboe in Egypt. During 2010 Apache also added 245 MMboe from extensions, discoveries and other additions. In the U.S., the Company recorded 56 MMboe primarily associated with drilling success in the Permian Basin and 34 MMboe from various drilling programs in other U.S. regions. In Canada, additions of 53 MMboe were primarily a result of Horn River drilling activity and development of the Noel field acquired from BP. Egypt contributed 49 MMboe from new discoveries in the Matruh and West Kalabsha concessions along with extensions to waterfloods in the East Bahariya concession. Australia additions of 38 MMboe were primarily from two discoveries in the Carnarvon basin offshore Western Australia. Various drilling programs in Argentina and North Sea regions combined to contribute 15 MMboe.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Web site: www.apachecorp.com

Index to Exhibits

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated April 14, 2010, filed April 16, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
2.2	—	Amendment No. 1, dated August 2, 2010, to Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated August 2, 2010, filed on August 3, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
2.3	—	Purchase and Sale Agreement by and between BP America Production Company and ZPZ Delaware I LLC dated July 20, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
2.4	—	Partnership Interest and Share Purchase and Sale Agreement by and between BP Canada Energy and Apache Canada Ltd. dated July 20, 2010 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300)(the exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
2.5	—	Purchase and Sale Agreement by and among BP Egypt Company, BP Exploration (Delta) Limited and ZPZ Egypt Corporation LDC dated July 20, 2010 (incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).
3.1	—	Restated Certificate of Incorporation of Registrant, dated February 23, 2010, as filed with the Secretary of State of Delaware on February 23, 2010 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
3.2	—	Certificate of Designations of the 6.00% Mandatory Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form 8-A, dated July 29, 2010, SEC File No. 001-4300).
3.3	—	Bylaws of Registrant, as amended August 6, 2009 (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2009, SEC File No. 001-4300).
4.1	—	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 001-4300).
4.2	—	Form of Certificate for the 6.00% Mandatory Convertible Preferred Stock, Series D (incorporated by reference to Exhibit A of Exhibit 3.3 to Registrant’s Registration Statement on Form 8-A, dated July 29, 2010, SEC File No. 001-4300).
4.3	—	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).
4.4	—	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).
4.5	—	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).
4.6	—	Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).

Exhibit
No.		Description

4.7	—	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of December 31, 1996, between Apache Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).
4.8	—	Senior Indenture, dated February 15, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank), formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.9	—	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).
4.10	—	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).
4.11	—	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).
4.12	—	Deposit Agreement, dated as of July 28, 2010, between Registrants and Wells Fargo Bank, N.A., as depositary, on behalf of all holders from time to time of the receipts issued there under (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).
4.13	—	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).
4.14	—	Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreements for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form S-8 filed on November 10, 2010, SEC File No. 001-4300).
4.15	—	Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreements for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form S-8 filed on November 10, 2010, SEC File No. 001-4300).
4.16	—	Form of Apache Corporation November 10, 2010 Non-StatutoryStock Option Agreements for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form S-8 filed on November 10, 2010, SEC File No. 001-4300).
10.1	—	Form of Amended and Restated Credit Agreement, dated as of May 9, 2006, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2006, SEC File No. 001-4300).
10.2	—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of April 5, 2007, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2007, SEC File No. 001-4300).

Exhibit
No.			Description

10.3		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated as of February 18, 2008, among Registrant, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and BNP Paribas and UBS Loan Finance LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
10.4		—	Form of Credit Agreement, dated as of May 12, 2005, among Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A. and Citibank, N.A., as U.S. Co-Syndication Agents, and Calyon New York Branch and SociétéGénérale, as U.S. Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.5		—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Canada Ltd, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, RBC Capital Markets and BMO Nesbitt Burns, as Co-Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Canadian Administrative Agent, Bank of Montreal and Union Bank of California, N.A., Canada Branch, as Canadian Co-Syndication Agents, and The Toronto-Dominion Bank and BNP Paribas (Canada), as Canadian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.6		—	Form of Credit Agreement, dated as of May 12, 2005, among Apache Energy Limited, a wholly-owned subsidiary of Registrant, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, Citisecurities Limited, as Australian Administrative Agent, Deutsche Bank AG, Sydney Branch, and JPMorgan Chase Bank, as Australian Co-Syndication Agents, and Bank of America, N.A., Sydney Branch, and UBS AG, Australia Branch, as Australian Co-Documentation Agents (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 001-4300).
10.7		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated April 5, 2007, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2007, SEC File No. 001-4300).
10.8		—	Form of Request for Approval of Extension of Maturity Date and Amendment, dated February 18, 2008, among Registrant, Apache Canada Ltd., Apache Energy Limited, the Lenders named therein, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
10.9		—	Credit Agreement, dated August 13, 2010, among Registrant, JP Morgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank Of America, N.A. and Goldman Sachs Bank USA, as Co-Syndication Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Banc Of America Securities, LLC and Goldman Sachs Bank USA, As Co-Lead Arrangers and Joint Bookrunners, and the lenders party thereto (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2010).
†10	.10	—	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
†10	.11	—	First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.12	—	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).
†10	.13	—	First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.14	—	Apache Corporation 401(k) Savings Plan, as amended and restated, dated October 28, 2010 (incorporated by reference to Exhibit 10.14 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
†10	.15	—	Amendment to Apache Corporation 401(k) Savings Plan, dated December 30, 2010, effective as of November 10, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.15 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
†10	.16	—	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated July 14, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.17	—	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated July 13, 2010, effective December 31, 2009 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.18	—	Apache Corporation 1998 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.19	—	Apache Corporation 2000 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.20	—	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.21	—	Apache Corporation 2005 Stock Option Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008, Commission File No. 001-4300).
†10	.22	—	Apache Corporation 2005 Share Appreciation Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 001-4300).
†10	.23	—	Apache Corporation 2008 Share Appreciation Program Specifications, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.24	—	Apache Corporation Executive Restricted Stock Plan, as amended and restated November 19, 2008(incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.25	—	Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.26	—	Apache Corporation Deferred Delivery Plan, as amended and restated July 13, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.27	—	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated November 20, 2008, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.28	—	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).
†10	.29	—	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).
†10	.30	—	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated August 14, 2008, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-4300).
†10	.31	—	Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).
†10	.32	—	Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).
†10	.33	—	Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).
†10	.34	—	Amended and Restated Conditional Stock Grant Agreement, dated September 15, 2005, effective January 1, 2005, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.06 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).
†10	.35	—	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).
†10	.36	—	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).
†10	.37	—	Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
†10	.38	—	Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
†10	.39	—	Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
†10	.40		Form of 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).
†10	.41		Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).
†10	.42		Form of Restricted Stock Unit Award Agreement, dated January 15, 2010, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

Exhibit
No.			Description

†10	.43		Form of 2011 Performance Program Agreement, dated January 7, 2011, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, Roger B. Plank, Michael S. Bahorich, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).
†10	.44		Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Mr. Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).
12.1		—	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
14.1		—	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
21.1		—	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
*23	.1	—	Consent of Ernst & Young LLP
*23	.2	—	Consent of Ryder Scott Company L.P., Petroleum Consultants
24.1		—	Power of Attorney (included as a part of the signature pages to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010)
*31	.1	—	Certification of Principal Executive Officer
*31	.2	—	Certification of Principal Financial Officer
*32	.1	—	Certification of Principal Executive Officer and Principal Financial Officer
99.1		—	Report of Ryder Scott Company L.P., Petroleum Consultants (incorporated by reference to Exhibit 99.1 to Apache Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-4300).
**101	—	The following materials from the Apache Corporation’s Amended Annual Report on Form 10-K/A
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