Form 10-Q
period 2011-03-31
APACHE CORP
filed 2011-05-09
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of April 30, 2011        383,446,599

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-14.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2011	2010
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$3,878	$2,693
Other	47	(20)

	3,925	2,673

OPERATING EXPENSES:
Depreciation, depletion and amortization	936	639
Asset retirement obligation accretion	37	24
Lease operating expenses	623	440
Gathering and transportation	76	40
Taxes other than income	164	177
General and administrative	112	87
Merger, acquisitions & transition	5	—
Financing costs, net	45	59

	1,998	1,466

INCOME BEFORE INCOME TAXES	1,927	1,207
Current income tax provision	643	343
Deferred income tax provision	150	159

NET INCOME	1,134	705
Preferred stock dividends	19	—

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,115	$705

NET INCOME PER COMMON SHARE:
Basic	$2.91	$2.09

Diluted	$2.86	$2.08

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31,
	2011	2010
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,134	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	936	639
Asset retirement obligation accretion	37	24
Provision for deferred income taxes	150	159
Other	(14)	42
Changes in operating assets and liabilities:
Receivables	(357)	(269)
Inventories	(26)	(8)
Drilling advances	(18)	4
Deferred charges and other	104	4
Accounts payable	95	116
Accrued expenses	(65)	(274)
Deferred credits and noncurrent liabilities	3	12

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,979	1,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,571)	(959)
Additions to gas gathering, transmission and processing facilities	(125)	(115)
Other	(53)	26

NET CASH USED IN INVESTING ACTIVITIES	(1,749)	(1,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	19	(3)
Dividends paid	(76)	(50)
Common stock activity	26	11
Treasury stock activity, net	4	1
Other	19	13

NET CASH USED IN FINANCING ACTIVITIES	(8)	(28)

NET INCREASE IN CASH AND CASH EQUIVALENTS	222	78
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	134	2,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$356	$2,126

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$73	$74
Income taxes paid, net of refunds	448	293
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$356	$134
Receivables, net of allowance	2,490	2,134
Inventories	593	564
Drilling advances	277	259
Prepaid assets and other	285	389

	4,001	3,480

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	59,397	57,904
Unproved properties and properties under development, not being amortized	5,237	5,048
Gathering, transmission and processing facilities	4,337	4,212
Other	606	582

	69,577	67,746
Less: Accumulated depreciation, depletion and amortization	(30,531)	(29,595)

	39,046	38,151

OTHER ASSETS:
Goodwill	1,032	1,032
Deferred charges and other	787	762

	$44,866	$43,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$906	$779
Accrued operating expense	191	163
Accrued exploration and development	1,399	1,367
Accrued compensation and benefits	131	231
Current debt	30	46
Current asset retirement obligation	373	407
Derivative instruments	491	194
Other	436	337

	3,957	3,524

LONG-TERM DEBT	8,130	8,095

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	4,265	4,249
Asset retirement obligation	2,482	2,465
Other	834	715

	7,581	7,429

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares issued and outstanding	1,227	1,227
Common stock, $0.625 par, 430,000,000 shares authorized, 384,557,618 and 383,668,297 shares issued, respectively	240	240
Paid-in capital	8,928	8,864
Retained earnings	15,281	14,223
Treasury stock, at cost, 1,179,647 and 1,276,555 shares, respectively	(33)	(36)
Accumulated other comprehensive loss	(445)	(141)

	25,198	24,377

	$44,866	$43,425

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series D					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In millions)
BALANCE AT DECEMBER 31, 2009		$—	$215	$4,634	$11,437	$(217)	$(290)	$15,779
Comprehensive income:
Net income	$705	—	—	—	705	—	—	705
Commodity hedges, net of income tax expense of $111	250	—	—	—	—	—	250	250

Comprehensive income	$955

Common stock dividends ($.15 per share)		—	—	—	(51)	—	—	(51)
Common shares issued		—	—	12	—	—	—	12
Treasury shares issued, net		—	—	1	—	1	—	2
Compensation expense		—	—	61	—	—	—	61

BALANCE AT MARCH 31, 2010		$—	$215	$4,708	$12,091	$(216)	$(40)	$16,758

BALANCE AT DECEMBER 31, 2010		$1,227	$240	$8,864	$14,223	$(36)	$(141)	$24,377
Comprehensive income:
Net income	$1,134	—	—	—	1,134	—	—	1,134
Commodity hedges, net of income tax benefit of $131	(304)	—	—	—	—	—	(304)	(304)

Comprehensive income	$830

Cash dividends:
Preferred		—	—	—	(19)	—	—	(19)
Common ($.15 per share)		—	—	—	(58)	—	—	(58)
Common shares issued		—		16	—	—	—	16
Treasury shares issued, net		—	—	3	—	3	—	6
Compensation expense		—	—	45	—	—	—	45
Other		—	—	—	1	—	—	1

BALANCE AT MARCH 31, 2011		$1,227	$240	$8,928	$15,281	$(33)	$(445)	$25,198

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, which contains a summary of the Company’s significant accounting policies and other disclosures. Additionally, the Company’s financial statements for prior periods include reclassifications that were made to conform to the current-period presentation.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of March 31, 2011, Apache’s significant accounting policies are consistent with those discussed in Note 1 of its consolidated financial statements contained in the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include fair value of acquired assets and liabilities, the estimate of proved oil and gas reserves and related present value estimates of future net cash flow therefrom, asset retirement obligations and income taxes. Actual results could differ from those estimates.
2. ACQUISITIONS AND DIVESTITURES
2011 Activity
Kitimat LNG Project
     In 2010 Apache Canada Ltd. (Apache Canada) and EOG Resources Canada, Inc. (EOG Canada), through their subsidiaries, purchased 51-percent and 49-percent interests, respectively, in a planned liquefied natural gas (LNG) export terminal (Kitimat LNG facility) and 25.5-percent and 24.5-percent interests, respectively, in Pacific Trail Pipelines Limited Partnership (PTP), a partnership that owns a related proposed pipeline. In February 2011, in order to align ownership and interests on the planned facility and pipeline development, Apache Canada and EOG Canada agreed to purchase Pacific Northern Gas Ltd.’s (PNG) remaining interest in PTP for $50 million. Following the close of the acquisition, Apache and EOG owned 51-percent and 49-percent interests, respectively, in PTP and secured full ownership in the proposed pipeline to transport natural gas from production areas to the Kitimat LNG facility. Under the terms of the agreement, PNG will operate and maintain the pipeline under a seven-year agreement with provisions for five-year renewals.
     In March 2011, Apache Canada and EOG Canada announced that Encana Corporation agreed to purchase a 30-percent working interest ownership in both the Kitimat LNG facility and PTP. Under the new ownership agreement, Apache retained a 40-percent interest in both the facility and the related pipeline while EOG retained a 30-percent interest.
2010 Activity
     During 2010 Apache completed the following material transactions:
Gulf of Mexico Shelf Acquisition
     In June 2010 Apache completed an acquisition of oil and gas assets on the Gulf of Mexico shelf from Devon Energy Corporation (Devon) for $1.05 billion, subject to normal post-closing adjustments. The acquisition was effective January 1, 2010 and was funded primarily from existing cash balances.

BP Acquisitions
     In July 2010 Apache entered into three definitive purchase and sale agreements to acquire properties from subsidiaries of BP plc (collectively referred to as “BP”) for aggregate consideration of $7.0 billion. The effective date of the transactions was July 1, 2010. The acquisition of BP’s oil and gas operations, related infrastructure and acreage in the Permian Basin of west Texas and New Mexico was completed on August 10, 2010, for an agreed-upon purchase price of $3.1 billion. Apache completed the acquisition of substantially all of BP’s Western Canadian upstream natural gas assets on October 8, 2010, for $3.25 billion. On November 4, 2010, the Company completed the acquisition of BP’s interests in four development licenses and one exploration concession in the Western Desert of Egypt for $650 million. Preferential purchase rights for $658 million of the value of the Permian Basin properties were exercised, and accordingly, the aggregate purchase price for all three transactions was reduced to approximately $6.4 billion, subject to normal post-closing adjustments.
     The acquisitions were funded by issuing a combination of common stock and mandatory convertible preferred shares, issuing new term debt and commercial paper, and using existing cash balances.
Mariner Energy, Inc. Merger
     In November 2010 Apache acquired Mariner Energy, Inc. (Mariner), an independent exploration and production company, in a stock and cash transaction totaling $2.7 billion. The Company also assumed approximately $1.7 billion of Mariner’s debt with the merger. Mariner’s oil and gas properties are primarily located in the Gulf of Mexico deepwater and shelf, the Permian Basin and onshore in the Gulf Coast region. The transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Certain assets and liabilities may be adjusted as additional information is obtained, but no later than one year from the acquisition date.
Pro Forma Impact of Acquisitions (Unaudited)
     The Devon acquisition, BP acquisitions and Mariner merger were completed subsequent to the first quarter of 2010. The following table presents pro forma information for Apache as if the acquisitions and merger occurred prior to January 1, 2010:

For the Quarter
Ended
March 31, 2010
(In millions,
except per share
amounts)
Revenues and Other	$3,261

Net Income	$792
Preferred Stock Dividends	19

Income Attributable to Common Stock	773

Net Income per Common Share — Basic	$2.03

Net Income per Common Share — Diluted	$2.00

     Apache’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the acquisitions and merger and factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisitions and merger been completed prior to January 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company. Adjustments and assumptions made for this pro forma calculation are consistent with those used in the Company’s annual pro forma information as more fully described in Note 2 of the financial statements in Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
     The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Management believes it is prudent to manage the variability in cash flows by entering into derivative instruments on a portion of its crude oil and natural gas production. The Company utilizes various types of derivative financial instruments, including swaps and options, to manage fluctuations in cash flows resulting from changes in commodity prices. Derivatives entered into are typically designated as cash flow hedges.
Counterparty Risk
     The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2011, Apache had derivative positions with 20 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
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
Derivative Instruments
     As of March 31, 2011, Apache had the following open natural gas derivative positions:

	Fixed-Price Swaps				Collars
			Weighted				Weighted		Weighted
Production	MMBtu	GJ	Average		MMBtu	GJ	Average		Average
Period	(in 000’s)	(in 000’s)	Fixed Price(1)		(in 000’s)	(in 000’s)	Floor Price(1)		Ceiling Price(1)
2011	55,699	—		$5.99	6,875	—		$5.00		$8.85
2011	—	38,500	C$	6.26	—	2,750	C$	6.50	C$	7.10
2012	41,554	—		$6.30	21,960	—		$5.54		$7.30
2012	—	43,920	C$	6.61	—	7,320	C$	6.50	C$	7.27
2013	7,665	—		$6.83	6,825	—		$5.35		$6.67
2014	755	—		$7.23	—	—		$—		$—

(1)	U.S. natural gas prices represent a weighted average of several contracts entered into on a per million British thermal units (MMBtu) basis and are settled primarily against NYMEX Henry Hub and various Inside FERC indices. The Canadian gas contracts are entered into on a per gigajoule (GJ) basis and are settled against AECO Index. The Canadian natural gas prices represent a weighted average of AECO Index prices and are shown in Canadian dollars.
     As of March 31, 2011, Apache had the following open crude oil derivative positions:

	Fixed-Price Swaps		Collars
		Weighted		Weighted	Weighted
Production		Average		Average	Average
Period	Mbbls	Fixed Price(1)	Mbbls	Floor Price(1)	Ceiling Price(1)
2011	4,127	$73.57	22,595	$69.15	$96.66
2012	3,786	72.26	9,142	69.30	98.11
2013	1,860	74.38	2,416	78.02	103.06
2014	76	74.50	—	—	—

(1)	Crude oil prices represent a weighted average of several contracts entered into on a per barrel basis. Crude oil contracts are primarily settled against NYMEX WTI Cushing Index. A portion of 2011 contracts are settled against Dated Brent.
     Apache North Sea Ltd has entered into a physical sales contract to deliver 20,000 barrels of oil per day in 2011, settled against Dated Brent with a floor price of $70 per barrel and an average ceiling price of $98.56 per barrel. These sales are in the normal course of business and are recognized in oil and gas revenues on an accrual basis.

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

	March 31,	December 31,
	2011	2010
	(In millions)
Current Assets: Prepaid assets and other	$144	$167
Other Assets: Deferred charges and other	108	139

Total Assets	$252	$306

Current Liabilities: Derivative instruments	$491	$194
Noncurrent Liabilities: Other	217	124

Total Liabilities	$708	$318

     The methods and assumptions used to estimate the fair values of the Company’s commodity derivative instruments and gross amounts of commodity derivative assets and liabilities are more fully discussed in Note 9 — Fair Value Measurements.
Derivative Activity Recorded in Statement of Consolidated Operations
     The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

		For the Quarter Ended
	Gain (Loss) on Derivatives	March 31,
	Recognized In Income	2011	2010
		(In millions)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	Oil and Gas Production Revenues	$6	$(1)
Gain (loss) on derivatives recognized in operations (ineffective portion and basis)	Revenues and Other: Other	$(3)	$(1)
Derivative Activity in Accumulated Other Comprehensive Income (Loss)
     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s cash flow hedges is presented in the table below:

	For the Quarter Ended March 31,
	2011		2010
	Before	After	Before	After
	tax	tax	tax	tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$(54)	$(19)	$(267)	$(170)
Realized amounts reclassified into earnings	(6)	(4)	1	1
Net change in derivative fair value	(432)	(302)	359	249
Ineffectiveness and basis swaps reclassified into earnings	3	2	1	—

Unrealized gain (loss) on derivatives at end of period	$(489)	$(323)	$94	$80

     Gains and losses on existing hedges will be realized in future earnings through mid-2014, in the same period as the related sales of natural gas and crude oil production occur. Included in accumulated other comprehensive loss as of March 31, 2011, is a net loss of approximately $360 million ($248 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.

4. ASSET RETIREMENT OBLIGATION
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended March 31, 2011:

(In millions)
Asset retirement obligation at December 31, 2010	$2,872
Liabilities incurred	98
Liabilities settled	(152)
Accretion expense	37

Asset retirement obligation at March 31, 2011	2,855
Less current portion	(373)

Asset retirement obligation, long-term	$2,482

5. DEBT AND FINANCING COSTS
     The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
Money market lines of credit	$30	$30	$46	$46
Commercial paper	947	947	913	913
Notes and debentures	7,183	7,672	7,182	7,870

Total Debt	$8,160	$8,649	$8,141	$8,829

     The Company’s debt is recorded at the carrying amount on its consolidated balance sheet, net of unamortized discount. The carrying amount of the Company’s money market lines of credit and commercial paper approximates fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement). For further discussion on determining fair value, please see Note 9 — Fair Value Measurements.
     As of March 31, 2011, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2011 and $2.3 billion matures in May 2013. The facilities consist of a $1.0 billion 364-day facility, a $1.5 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. As of March 31, 2011, available borrowing capacity under the Company’s credit facilities was $2.4 billion. The U.S. credit facilities are used to support Apache’s commercial paper program.
     The Company has available a $2.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under U.S. committed credit facilities, which expire in 2011 and 2013. As of March 31, 2011, the Company had $947 million in commercial paper outstanding, compared with $913 million outstanding as of December 31, 2010.
     As of March 31, 2011, there was $30 million borrowed on uncommitted overdraft lines in Canada and Argentina. As of December 31, 2010, there was $46 million drawn on uncommitted overdraft lines in the U.S. and Argentina.
Financing Costs
     Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended
	March 31,
	2011	2010
	(In millions)
Interest expense	$108	$77
Amortization of deferred loan costs	1	1
Capitalized interest	(60)	(17)
Interest income	(4)	(2)

Financing costs, net	$45	$59

6. INCOME TAXES
     The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. There were no significant discrete tax events that occurred during the first quarter of 2011 and 2010.
     In March 2011 the U.K. government proposed a 12-percent increase to the supplementary tax rate applied to North Sea oil and gas profits. The legislation is expected to be enacted in the third quarter of 2011. Upon enactment, the Company will adjust its outstanding deferred tax liabilities and will record a non-recurring charge to tax expense in that quarter. The enacted tax rate change will also increase the provision for income taxes in the Company’s consolidated financial statements for periods the rate is effective. The Company estimates the proposed legislation to result in additional tax expense in 2011 of $300 to $350 million based on current forecasts.
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
7. COMMITMENTS AND CONTINGENCIES
Legal Matters
     Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $15 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position or results of operations after consideration of recorded accruals. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position or results of operations.
Argentine Environmental Claims
     As more fully described in Note 8 of the financial statements in our Amended Annual Report on Form 10-K/A for our 2010 fiscal year, in connection with the Pioneer acquisition in 2006, the Company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. No material change in the status of these matters has occurred since the filing of our most recent Amended Annual Report on Form 10-K/A, except as follows:
Louisiana Restoration
     As more fully described in Note 8 of the financial statements in our Amended Annual Report on Form 10-K/A for our 2010 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup. No material change in the status of these matters has occurred since the filing of our most recent Amended Annual Report on Form 10-K/A.

Australia Gas Pipeline Force Majeure
     As more fully described in Note 8 of the financial statements in our Amended Annual Report on Form 10-K/A for our 2010 fiscal year, in 2008 Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. No material change in the status of these matters has occurred since the filing of our most recent Amended Annual Report on Form 10-K/A except as follows:
     In the first quarter of 2011, Apache Northwest Pty Ltd and Apache Energy Limited were served with a lawsuit captioned Alcoa of Australia Limited vs. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia. The lawsuit concerns the pipeline explosion at Varanus Island in Western Australia on June 3, 2008 that interrupted deliveries of natural gas to Alcoa under two long-term contracts. Alcoa challenges the declaration of force majeure and the validity of the liquidated damages provisions in the contracts. Alcoa asserts claims based on breach of contract, statutory duties, and duty of care. Alcoa seeks approximately $158 million AUD in general damages or, alternatively, approximately $5.7 million AUD in liquidated damages. Apache Northwest and Apache Energy do not believe that Alcoa’s claims have merit and will vigorously pursue their defenses against such claims.
     In reference to the pipeline license described in Note 8 of the financial statements in our Amended Annual Report on Form 10-K/A for our 2010 fiscal year, the application by Apache Northwest Pty Ltd, Kufpec Australia Pty Ltd, and Tap (Harriet) Pty Ltd for renewal and variation of the pipeline license covering the area of the Varanus Island facility was granted on April 19, 2011 by the Government of Western Australia, Department of Mines and Petroleum. The period of the license is 21 years commencing April 20, 2011.
Mariner Stockholder Lawsuits
     As more fully described in Note 8 of the financial statements in our Amended Annual Report on Form 10-K/A for our 2010 fiscal year, in connection with the Mariner merger, two shareholder lawsuits styled as class actions were filed against Mariner and its board of directors. These lawsuits have been settled and will not have a material impact on Apache. On March 14, 2011, the Court of Chancery in the State of Delaware certified the settlement class and approved the parties’ settlement. An Order and Final Judgment was entered by such Court on March 15, 2011. The plaintiffs in the related action in the District Court of Harris County, Texas, filed a notice of nonsuit resulting in the Court’s dismissal of the case with prejudice, thus concluding the matter.
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
Environmental Matters
     As of March 31, 2011, the Company had an undiscounted reserve for environmental remediation of approximately $135 million. The Company is not aware of any environmental claims existing as of March 31, 2011, that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
     On March 4, 2011, Mariner Energy, Inc. (MEI) (predecessor in interest to Apache Deepwater LLC) received notice of a civil penalty assessment in the amount of $460,000 in relation to an Incident of Noncompliance dated August 5, 2010 at High Island Area Block 116, Platform B, Lease No. OCS-G 06156, in Civil Penalty Case G-2010-023. The civil penalty assessment concerned sustained casing pressure and the basis of the assessment was 30 CFR 250.107(a). The March 4, 2011, notice advised MEI of the initiation of administrative civil penalty proceedings. Within 30 days from the date of the notice MEI paid the assessment, thus concluding the matter.

8. CAPITAL STOCK
Net Income per Common Share
     A reconciliation of the components of basic and diluted net income per common share for the quarters ended March 31, 2011 and 2010 is presented in the table below.

	For the Quarter Ended March 31,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
		(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,115	383	$2.91	$705	337	$2.09

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	19	12		—	—
Stock options and other	—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$1,134	397	$2.86	$705	339	$2.08

     The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 1.6 million for each of the quarters ending March 31, 2011 and 2010.
Issuance of Common and Preferred Shares
      In July 2010, in conjunction with Apache’s acquisition of properties from BP, the Company issued 26.45 million shares of common stock, as well as 25.3 million depositary shares, each representing a 1/20th interest in a share of Apache’s 6.00-percent Mandatory Convertible Preferred Stock, Series D, or 1.265 million Preferred Shares. Each outstanding Preferred Share will, on August 1, 2013, automatically convert into a minimum of 9.164 or a maximum of 11.364 shares of Apache common stock depending on an average underlying price of the common stock immediately preceding the conversion.
     In November 2010, in connection with the Mariner merger, Apache issued 17.3 million shares of common stock in exchange for Mariner common and restricted stock. For further discussion of the BP acquisitions and Mariner merger, please see Note 2 — Acquisitions and Divestitures.
Common and Preferred Stock Dividends
     During the first quarters of 2011 and 2010, Apache paid $57 million and $50 million, respectively, in dividends on its common stock. In the first quarter of 2011, the Company also paid a total of $19 million in dividends on its Series D Preferred Stock.
Conditional Restricted Stock Units
     To provide long-term incentives for Apache employees to deliver competitive returns to the Company’s stockholders, in January 2010 the Company’s Board of Directors approved the 2010 Performance Program, pursuant to the 2007 Omnibus Equity Compensation Plan (the 2007 Plan). Eligible employees received initial conditional restricted stock unit awards totaling 541,465 units. A total of 503,840 units were outstanding at March 31, 2011, from which a minimum of zero and a maximum of 1,259,600 units could be awarded based upon measurement of total shareholder return of Apache common stock as compared to a designated peer group during a three-year performance period. Should any restricted stock units be awarded at the end of the three-year performance period, 50 percent of restricted stock units awarded will immediately vest, and an additional 25 percent will vest on succeeding anniversaries of the end of the performance period.
     In January 2011 the Company’s Board of Directors approved the 2011 Performance Program, pursuant to the 2007 Plan, with terms similar to the 2010 Performance Program. Eligible employees received initial conditional restricted stock unit awards totaling 585,811 units. A total of 570,645 units were outstanding at March 31, 2011, with the ultimate number of restricted stock units to be awarded ranging from zero to a maximum of 1,426,613 units.

9. FAIR VALUE MEASUREMENTS
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
Commodity Derivative Instruments
     Apache’s commodity derivative instruments consist of variable-to-fixed price commodity swaps and options. The Company uses a market approach to estimate the fair values of its derivative instruments. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s derivatives are not actively quoted in the open market but are valued utilizing commodity futures price strips for the underlying commodities, which are provided by a reputable third-party. For further information regarding Apache’s derivative instruments and hedging activities, please see Note 3 — Derivative Instruments and Hedging Activities of this Form 10-Q.
     The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis for each hierarchy level:

	Fair Value Measurements Using
	Quoted
	Price in	Significant	Significant
	Active	Other	Unobservable	Total
	Markets	Inputs	Inputs	Fair		Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Netting(1)	Amount
	(In millions)
March 31, 2011
Assets:
Commodity Derivative Instruments	$—	$404	$—	$404	$(152)	$252

Liabilities:
Commodity Derivative Instruments	—	860	—	860	(152)	708

December 31, 2010
Assets:
Commodity Derivative Instruments	$—	$454	$—	$454	$(148)	$306

Liabilities:
Commodity Derivative Instruments	—	466	—	466	(148)	318

(1)	The derivative fair values above are based on analysis of each contract on a gross basis, even where the legal right of offset exits, as required by ASC Topic 820. The carrying amounts of derivative assets and liabilities reported on the consolidated balance sheet are determined by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. See Note 3 — Derivative Instruments and Hedging Activities of this Form 10-Q for a discussion of amounts recorded on the consolidated balance sheet at March 31, 2011 and December 31, 2010.

10. BUSINESS SEGMENT INFORMATION
     Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At March 31, 2011, the Company had exploration and production interests in seven countries: the United States, Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea, Argentina and Chile. Financial information for each country is presented below:

	United				U.K.		Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
	(In millions)
For the Quarter Ended March 31, 2011
Oil and Gas Production Revenues	$1,377	$402	$1,199	$372	$430	$98	$—	$3,878

Operating Income (1)	$629	$78	$893	$226	$206	$10	$—	$2,042

Other Income (Expense):
Other								47
General and administrative								(112)
Merger, acquisitions & transition								(5)
Financing costs, net								(45)

Income Before Income Taxes								$1,927

Total Assets	$21,683	$8,635	$6,266	$4,016	$2,609	$1,598	$59	$44,866

For the Quarter Ended March 31, 2010
Oil and Gas Production Revenues	$993	$252	$741	$224	$391	$92	$—	$2,693

Operating Income (1)	$511	$95	$493	$100	$149	$25	$—	$1,373

Other Income (Expense):
Other								(20)
General and administrative								(87)
Financing costs, net								(59)

Income Before Income Taxes								$1,207

Total Assets	$11,943	$4,115	$5,809	$3,515	$2,335	$1,459	$52	$29,228

(1)	Operating Income consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income.
11. SUPPLEMENTAL GUARANTOR INFORMATION
     Apache Finance Canada Corporation (Apache Finance Canada) is a wholly-owned subsidiary of Apache and issued approximately $300 million of publicly-traded notes due in 2029 and an additional $350 million of publicly-traded notes due in 2015 that are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.
     Apache Finance Canada has been fully consolidated in Apache’s consolidated financial statements. As such, these condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2011

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,006	$—	$2,872	$—	$3,878
Equity in net income (loss) of affiliates	894	(14)	(28)	(852)	—
Other	1	(20)	67	(1)	47

	1,901	(34)	2,911	(853)	3,925

OPERATING EXPENSES:
Depreciation, depletion and amortization	300	—	636	—	936
Asset retirement obligation accretion	17	—	20	—	37
Lease operating expenses	191	—	432	—	623
Gathering and transportation	12	—	64	—	76
Taxes other than income	41	—	123	—	164
General and administrative	89	—	24	(1)	112
Merger, acquisitions & transition	5	—	—	—	5
Financing costs, net	37	14	(6)	—	45

	692	14	1,293	(1)	1,998

INCOME (LOSS) BEFORE INCOME TAXES	1,209	(48)	1,618	(852)	1,927
Provision (benefit) for income taxes	75	(6)	724	—	793

NET INCOME (LOSS)	1,134	(42)	894	(852)	1,134
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,115	$(42)	$894	$(852)	$1,115

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2010

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$898	$—	$1,795	$—	$2,693
Equity in net income (loss) of affiliates	458	24	(5)	(477)	—
Other	1	14	(34)	(1)	(20)

	1,357	38	1,756	(478)	2,673

OPERATING EXPENSES:
Depreciation, depletion and amortization	217	—	422	—	639
Asset retirement obligation accretion	12	—	12	—	24
Lease operating expenses	168	—	272	—	440
Gathering and transportation	10	—	30	—	40
Taxes other than income	36	—	141	—	177
General and administrative	72	—	16	(1)	87
Financing costs, net	53	14	(8)	—	59

	568	14	885	(1)	1,466

INCOME BEFORE INCOME TAXES	789	24	871	(477)	1,207
Provision for income taxes	84	6	412	—	502

INCOME ATTRIBUTABLE TO COMMON STOCK	$705	$18	$459	$(477)	$705

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2011

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$392	$(5)	$1,592	$—	$1,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(469)	—	(1,102)	—	(1,571)
Additions to gas gathering, transmission and processing facilities	—	—	(125)	—	(125)
Investment in subsidiaries, net	95	—	—	(95)	—
Other	(17)	—	(36)	—	(53)

NET CASH USED IN INVESTING ACTIVITIES	(391)	—	(1,263)	(95)	(1,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	19	—	—	—	19
Intercompany borrowings	—	1	(96)	95	—
Dividends paid	(76)	—	—	—	(76)
Common stock activity	26	4	(4)	—	26
Treasury stock activity, net	4	—	—	—	4
Other	27	—	(8)	—	19

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	5	(108)	95	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	221	—	222

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6	—	128	—	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7	$—	$349	$—	$356

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2010

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$599	$(10)	$565	$—	$1,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(240)	—	(719)	—	(959)
Additions to gas gathering, transmission and processing facilities	—	—	(115)	—	(115)
Investment in subsidiaries, net	(20)	—	—	20	—
Other	(29)	—	55	—	26

NET CASH USED IN INVESTING ACTIVITIES	(289)	—	(779)	20	(1,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	—	2	13	(18)	(3)
Dividends paid	(50)	—	—	—	(50)
Common stock activity	11	6	(4)	(2)	11
Treasury stock activity, net	1	—	—	—	1
Cost of debt and equity transactions	—	—	—		—
Other	13	—	—	—	13

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(25)	8	9	(20)	(28)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	285	(2)	(205)	—	78

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	647	2	1,399	—	2,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$932	$—	$1,194	$—	$2,126

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7	$—	$349	$—	$356
Receivables, net of allowance	746	—	1,744	—	2,490
Inventories	62	—	531	—	593
Drilling advances	14	2	261	—	277
Prepaid assets and other	3,226	—	(2,941)	—	285

	4,055	2	(56)	—	4,001

PROPERTY AND EQUIPMENT, NET	11,598	—	27,448	—	39,046

OTHER ASSETS:
Intercompany receivable, net	4,601	—	(3,088)	(1,513)	—
Equity in affiliates	17,456	1,295	87	(18,838)	—
Goodwill, net	—	—	1,032	—	1,032
Deferred charges and other	169	1,003	615	(1,000)	787

	$37,879	$2,300	$26,038	$(21,351)	$44,866

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$498	$3	$1,918	$(1,513)	$906
Accrued exploration and development	293	—	1,106	—	1,399
Current debt	—	—	30	—	30
Current asset retirement obligation	317	—	56	—	373
Derivative instruments	376	—	115	—	491
Other accrued expenses	307	13	438	—	758

	1,791	16	3,663	(1,513)	3,957

LONG-TERM DEBT	7,482	647	1	—	8,130

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,659	5	2,601	—	4,265
Asset retirement obligation	1,008	—	1,474	—	2,482
Other	741	250	843	(1,000)	834

	3,408	255	4,918	(1,000)	7,581

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	25,198	1,382	17,456	(18,838)	25,198

	$37,879	$2,300	$26,038	$(21,351)	$44,866

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			All Other
			Subsidiaries
	Apache	Apache	of Apache	Reclassifications
	Corporation	Finance Canada	Corporation	& Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6	$—	$128	$—	$134
Receivables, net of allowance	691	—	1,443	—	2,134
Inventories	55	—	509	—	564
Drilling advances	10	2	247	—	259
Prepaid assets and other	3,313	—	(2,924)	—	389

	4,075	2	(597)	—	3,480

PROPERTY AND EQUIPMENT, NET	11,314	—	26,837	—	38,151

OTHER ASSETS:
Intercompany receivable, net	4,695	—	(3,149)	(1,546)	—
Equity in affiliates	16,649	1,275	98	(18,022)	—
Goodwill, net	—	—	1,032	—	1,032
Deferred charges and other	178	1,003	581	(1,000)	762

	$36,911	$2,280	$24,802	$(20,568)	$43,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$480	$2	$1,843	$(1,546)	$779
Accrued exploration and development	274	—	1,093	—	1,367
Current debt	16	—	30	—	46
Current asset retirement obligation	317	—	90	—	407
Derivative instruments	153	—	41	—	194
Other accrued expenses	400	3	328	—	731

	1,640	5	3,425	(1,546)	3,524

LONG-TERM DEBT	7,447	647	1	—	8,095

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Income taxes	1,803	5	2,441	—	4,249
Asset retirement obligation	1,001	—	1,464	—	2,465
Other	643	250	822	(1,000)	715

	3,447	255	4,727	(1,000)	7,429

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	24,377	1,373	16,649	(18,022)	24,377

	$36,911	$2,280	$24,802	$(20,568)	$43,425

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Apache Corporation (Apache or the Company), a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. We currently have exploration and production interests in seven countries: the U.S., Canada, Egypt, Australia, offshore the United Kingdom in the North Sea (North Sea), Argentina and Chile.
     This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Amended Annual Report on Form 10-K/A.
Financial Overview
     Apache’s strategy of maintaining a balanced portfolio of assets, a conservative capital structure and a focus on rate of return has served us well for many years. Our business model continued to deliver during the first quarter of 2011 with earnings of $1.1 billion, or $2.86 per diluted common share, up from the comparable year-ago earnings of $705 million, or $2.08 per diluted common share. The current period reflects the first full quarter of results from our three major acquisitions completed in 2010 and benefited from substantially higher oil price realizations. Complemented with prior-year acquisition activity, average first-quarter 2011 production of 732 thousand barrels of oil equivalent per day (Mboe/d) set a new record for the Company and represents an increase of 25 percent from first quarter 2010.
     Our performance during the period highlights the benefit of having geological and geographical diversity as well as maintaining a balanced product mix. Oil and liquids provided 49 percent of our total production and, with oil prices continuing to rise during the quarter, represented 77 percent of our $3.9 billion in oil and gas revenues. In addition, approximately 60 percent of our first-quarter crude oil sales came from our international regions (outside of North America) where we receive prices indexed to Dated Brent for the majority of our oil sales. Dated Brent premiums were higher during the quarter than they historically have been relative to West Texas Intermediate-based prices (WTI). Similarly, both Heavy and Light Louisiana Sweet (HLS and LLS) crude sold at a higher than historical premium to WTI, positively impacting the majority of our production offshore in the Gulf of Mexico. Higher Dated Brent, HLS and LLS realizations relative to WTI have continued into the second quarter of 2011 and are enhancing our results despite North American natural gas prices that continue to languish.
     Key measures of our performance for the first quarter 2011 compared to prior year periods are summarized below:
•	Net cash provided by operating activities (operating cash flows or cash flows) totaled $2.0 billion, up 71 percent from $1.2 billion in the prior-year period;

•	Oil and gas production revenues increased 44 percent to $3.9 billion from the prior-year quarter;

•	Average realized oil prices increased 31 percent to $97.83 per barrel, heavily influenced by international oil prices, which increased nearly 40 percent to $103.21 per barrel;

•	Pre-tax margin of $29.25 per boe was up 28 percent from the 2010 period margin, calculated as income before income taxes divided by barrels-equivalent production;

•	Oil and gas capital expenditures totaled $1.8 billion in the first quarter of 2011, up from $1.1 billion in the first quarter of 2010; and

•	Debt-to-capitalization ratio at the end of the first quarter decreased slightly to 24.5 percent from year-end 2010.

Operating Highlights
      During the first quarter of 2011, we had broad-based drillbit success with multiple new field discoveries and continued to advance several large projects despite operational challenges that included unexpected political events, mechanical downtime and weather-related interruptions. Notable highlights include:
Egypt
•	Egypt’s operations achieved a new quarterly record for gross production of 357 Mboe/d, up two percent from the fourth quarter of 2010 and 18 percent from the first quarter of 2010. Although the Company continues to monitor the recent political unrest and changes in Egypt, our production and drilling activity continued basically uninterrupted.

•	Apache operated 22 rigs during the quarter, drilling 33 wells, including the first Paleozoic discovery in the Western Desert at Tayim West, which test-flowed at 3,600 barrels of oil per day (b/d). This Paleozoic discovery opens a new play deeper than previous discoveries in the Western Desert.

•	Apache made the first field discovery in the Siwa Concession, our westernmost concession in Egypt, with the Siwa D-1X well flowing 4,490 b/d and 8 million cubic feet of natural gas per day (MMcf/d). We plan to drill two follow-up prospects during 2011.
Australia
•	On April 4, 2011, the Company announced its Zola-1 natural gas discovery offshore Western Australia that is on trend with the Gorgon gas field 16 miles to the north and near both existing and developing gas infrastructure. The well logged 410 feet of net pay, with the quality and thickness of the reservoir being better than anticipated. The Company plans to acquire new seismic and drill appraisal wells to further assess the discovery. Apache owns a 30.25-percent working interest in the well.

•	Ongoing exploration activity at Apache’s Julimar and Brunello complex resulted in the discovery of a deeper Mungaroo gas pool encountering 362 feet of net pay. The Balnaves Deep well is associated with continuing field development efforts and augments previous discoveries. Apache operates the Julimar and Brunello field with a 65-percent working interest.

•	Both the Reindeer and Halyard field developments remain on target for first production in 2011, despite numerous cyclones and tropical storms that curtailed the region’s production and slowed operations.
North Sea
•	During the quarter, the Company drilled five successful oil development wells, including the Charlie 2-2 well, which tested at 11,800 b/d. Apache expects to drill a total of 16 wells in the Forties field in 2011.

•	Development activity continues on target for first production from the Bacchus field in late third-quarter 2011 and for the Forties Alpha satellite platform installation, which provides 18 new drilling slots, in the third quarter of 2012.
United States
•	During the quarter, the Central region drilled 23 wells, of which 20 were horizontals, and completed the first dual lateral in the Granite Wash. Apache continued to target numerous sands in the Granite Wash, including the Hogshooter segment where six wells have been drilled to date with each testing in excess of 1,000 b/d and 2 MMcf/d.

•	Apache operated 24 rigs in the Permian Basin during the quarter and drilled 110 wells, of which 15 were horizontal, as the Company continues to ramp up activity on our BP and Mariner acquired assets.

•	In the Gulf of Mexico deepwater, Apache achieved first production from two projects during the first quarter, representing 10 Mboe/d of combined initial gross production. These were tied back into existing facilities and did not require new well drilling permits. Apache has a 50-percent working interest in both projects.

•	On March 16, 2011, Apache announced our participation in the Marine Well Containment Company (MWCC), an independent organization committed to responding to well control incidents in the deepwater Gulf of Mexico. MWCC will support equipment mobilization and provide access to a containment system to help facilitate our future deepwater operations. We will be a member of the MWCC Executive Committee.

Results of Operations
Oil and Gas Revenues

	For the Quarter Ended March 31,
	2011		2010
	$ Value	% Contribution	$ Value	% Contribution
	(In millions)		(In millions)
Oil Revenues:
United States	$918	32%	$594	31%
Canada	115	4%	97	5%

North America	1,033	36%	691	36%

Egypt	1,050	36%	625	32%
Australia	331	11%	183	9%
North Sea	426	15%	387	20%
Argentina	52	2%	51	3%

International	1,859	64%	1,246	64%

Total (1)	$2,892	100%	$1,937	100%

Natural Gas Revenues:
United States	$381	44%	$367	52%
Canada	263	30%	149	21%

North America	644	74%	516	73%

Egypt	148	17%	116	16%
Australia	41	5%	41	6%
North Sea	4	0%	4	1%
Argentina	37	4%	31	4%

International	230	26%	192	27%

Total (2)	$874	100%	$708	100%

Natural Gas Liquids (NGL) Revenues:
United States	$78	70%	$32	66%
Canada	24	21%	6	14%

North America	102	91%	38	80%

Egypt	1	1%	—	0%
Argentina	9	8%	10	20%

International	10	9%	10	20%

Total	$112	100%	$48	100%

Total Oil and Gas Revenues:
United States	$1,377	36%	$993	37%
Canada	402	10%	252	9%

North America	1,779	46%	1,245	46%

Egypt	1,199	31%	741	28%
Australia	372	10%	224	8%
North Sea	430	11%	391	15%
Argentina	98	2%	92	3%

International	2,099	54%	1,448	54%

Total	$3,878	100%	$2,693	100%

(1)	Financial derivative hedging activities and the North Sea fixed-price sales contract decreased oil revenues for the quarters ending March 31, 2011 and 2010 by $71 million and $14 million, respectively.

(2)	Financial derivative hedging activities increased natural gas revenues for the quarters ending March 31, 2011 and 2010 by $64 million and $13 million, respectively.

Production

	For the Quarter Ended March 31,
		Increase
	2011	(Decrease)	2010
Oil Volume — b/d:
United States	113,723	+28%	88,755
Canada	14,704	+3%	14,330

North America	128,427	+25%	103,085

Egypt	108,876	+20%	90,746
Australia	34,720	+28%	27,090
North Sea	46,968	-19%	57,847
Argentina	9,617	-3%	9,921

International	200,181	+8%	185,604

Total (1)	328,608	+14%	288,689

Natural Gas Volume — Mcf/d:
United States	858,146	+28%	671,819
Canada	642,729	+105%	313,537

North America	1,500,875	+52%	985,356

Egypt	371,514	+3%	361,986
Australia	182,922	-12%	207,294
North Sea	1,901	-26%	2,563
Argentina	188,092	+22%	154,723

International	744,429	+2%	726,566

Total (2)	2,245,304	+31%	1,711,922

NGL Volume — b/d:
United States	19,252	+181%	6,843
Canada	6,545	+277%	1,734

North America	25,797	+201%	8,577

Egypt	228	N/A	—
Argentina	3,055	-7%	3,291

International	3,283	0%	3,291

Total	29,080	+145%	11,868

BOE per day (3)
United States	275,999	+33%	207,567
Canada	128,370	+88%	68,320

North America	404,369	+47%	275,887

Egypt	171,023	+13%	151,077
Australia	65,207	+6%	61,639
North Sea	47,285	-19%	58,275
Argentina	44,021	+13%	38,999

International	327,536	+6%	309,990

Total	731,905	+25%	585,877

(1)	Approximately 30 percent of first-quarter 2011 oil production was subject to financial derivative hedges, compared to 12 percent in 2010.

(2)	Approximately 16 percent of first-quarter 2011 gas production was subject to financial derivative hedges, compared to 25 percent in 2010.

(3)	The table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

Pricing

	For the Quarter Ended March 31,
		Increase
	2011	(Decrease)	2010
Average Oil price — Per barrel:
United States	$89.72	+21%	$74.33
Canada	87.21	+16%	75.39
North America	89.43	+20%	74.47
Egypt	107.14	+40%	76.49
Australia	105.89	+41%	74.94
North Sea	100.89	+36%	74.34
Argentina	60.36	+4%	57.81
International	103.21	+38%	74.60
Total (1)	97.83	+31%	74.55

Average Natural Gas price — Per Mcf:
United States	$4.94	-18%	$6.06
Canada	4.54	-14%	5.29
North America	4.77	-18%	5.82
Egypt	4.44	+24%	3.57
Australia	2.50	+13%	2.22
North Sea	20.34	+11%	18.31
Argentina	2.18	0%	2.17
International	3.43	+17%	2.94
Total (2)	4.32	-6%	4.60

Average NGL Price — Per barrel:
United States	$44.99	-13%	$51.91
Canada	40.12	-1%	40.54
North America	43.76	-12%	49.61
Egypt	63.35	N/A	—
Argentina	30.51	-12%	34.60
International	32.79	-5%	34.60
Total	42.52	-6%	45.45

(1)	Reflects per-barrel decrease of $2.41 in first-quarter 2011 and $.56 in 2010 from financial derivative hedging activities and the North Sea fixed-price sales contract.

(2)	Reflects per-Mcf increase of $.32 in first-quarter 2011 and $.09 in 2010 from financial derivative hedging activities.
First-Quarter 2011 Compared to First-Quarter 2010
     Crude Oil Revenues Crude oil revenues for the first quarter of 2011 totaled $2.9 billion, nearly $1 billion higher than the comparative 2010 quarter, the result of a 31-percent increase in average realized prices and a 14-percent increase in worldwide production. Crude oil accounted for 75 percent of oil and gas production revenues and 45 percent of worldwide production in the first quarter of 2011, compared with 72 percent and 49 percent, respectively, in the first quarter of 2010. Higher realized prices added $605 million to the increase in first-quarter 2011 revenues compared to the prior quarter, while higher production volumes contributed an additional $351 million.
     Crude oil prices realized in the first quarter of 2011 averaged $97.83 per barrel, compared with $74.55 in the comparative prior-year quarter. Our international regions’ crude oil realizations averaged $103.21, an increase of 38 percent compared with first-quarter 2010 realizations of $74.60. Our Egypt, Australia and North Sea regions, which comprise approximately 58 percent of our worldwide oil production, are benefitting from strengthening Dated Brent premiums compared to U.S. WTI-based prices, with first-quarter 2011 oil realizations averaging $105.37 compared with first-quarter 2010 realizations of $75.54.
     Worldwide production increased 39.9 thousand barrels of oil per day (Mb/d) from the first quarter of 2010 to 328.6 Mb/d in the first quarter of 2011, primarily driven by increased production in the U.S. and Egypt. The 25.0 Mb/d increase in U.S. oil production is primarily a result of 2010 acquisition activity. The Permian region was up 12.4 Mb/d on properties added from the BP acquisition and the Mariner merger, offset by weather-related shut-ins. The Gulf of Mexico (GOM) onshore and offshore regions added 9.9 Mb/d reflecting properties acquired in the Devon acquisition and the Mariner merger; however, natural decline negatively impacted results, as new drilling has been impacted by the moratorium in the GOM and the subsequent slowed pace of permitting. Egypt’s gross oil production increased 25 percent, while net production was up 20 percent, as higher oil prices impacted our allocated volumes. The 18.1 Mb/d production increase was a result of additional capacity provided by the Kalabsha oil processing facility, production from properties added in the BP acquisition and an active drilling program. Australia saw production increase 7.6 Mb/d with the continued strong performance of the Pyrenees development that began production during the first quarter of 2010. The gain was tempered by downtime across the region as a result of tropical cyclones and repairs to the Van Gogh facility. Production decreased 10.9 Mb/d in the North Sea on natural decline and downtime related to a shut-in pipeline. An existing pipeline was converted to oil service for temporary use until the permanent replacement line is completed in September 2011.

     Natural Gas Revenues Gas revenues for the first quarter of 2011 totaled $874 million, up 23 percent from the first quarter of 2010. A 31-percent increase in average production added $208 million to natural gas revenues as compared to the prior-year quarter, while a six-percent drop in average realized prices reduced revenues $42 million between the periods. Natural gas accounted for 23 percent of our oil and gas production revenues and 51 percent of our equivalent production during the first quarter of 2011, compared to 26 and 49 percent, respectively, for the first quarter of 2010. All of our international regions, which comprise approximately one-third of total gas production, benefited from higher realized prices.
     Worldwide production grew 533 MMcf/d between the periods on production increases in Canada and the U.S. Daily production in Canada more than doubled, rising 329 MMcf/d on an active drilling and completion program in the Horn River basin and additional volumes from properties acquired from BP. U.S. daily production increased 186 MMcf/d, primarily as a result of acquisition activity in 2010. Permian region production rose 58 MMcf/d on incremental volumes from properties added from the BP acquisition and the Mariner merger and on increased drilling activity. Frigid weather during the quarter tempered production gains. The GOM onshore and offshore regions added 103 MMcf/d from properties acquired in the Devon acquisition and the Mariner merger, offset by natural decline, as new drilling has been impacted by the moratorium in the GOM and the subsequent slowed pace of permitting. Argentina’s production was up 33 MMcf/d from new drilling and recompletions and higher seasonal demand compared to the prior period. Egypt’s net production grew three percent on a successful drilling and completion program and production from properties added in the BP acquisition. Australia’s daily gas production fell 24 MMcf/d on downtime from tropical cyclones and lower customer takes under existing contractual arrangements.
Operating Expenses
     The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on relevance.

	For the Quarter Ended		For the Quarter Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment	$869	$587	$13.19	$11.13
Other assets	67	52	1.02	.98
Asset retirement obligation accretion	37	24	.56	.46
Lease operating expenses	623	440	9.46	8.35
Gathering and transportation	76	40	1.16	.77
Taxes other than income	164	177	2.49	3.36
General and administrative expenses	112	87	1.70	1.65
Merger, acquisitions & transition	5	—	.08	—
Financing costs, net	45	59	.68	1.12

Total	$1,998	$1,466	$30.34	$27.82

     Depreciation, depletion and amortization (DD&A) The following table details the changes in recurring DD&A of oil and gas properties between the first quarter of 2011 and 2010:

Recurring DD&A
(In millions)
First-Quarter 2010 DD&A	$587
Volume change	127
Rate change	155

First-Quarter 2011 DD&A	$869

     Full-cost DD&A expense of $869 million increased $282 million on an absolute dollar basis: $155 million on rate and $127 million from higher volumes. The Company’s full-cost DD&A rate increased $2.06 to $13.19 per boe, reflecting acquisition, drilling and finding costs that exceed our historical cost basis.

     Lease operating expenses (LOE) Our first quarter 2011 LOE increased $183 million from first quarter 2010. LOE per boe was up 13 percent: 42 percent on higher cost, offset by a 29 percent decline related to increased production. The rate was impacted between the first quarter of 2011 and 2010 by the items below:

Per boe
First-Quarter 2010 LOE	$8.35
Acquisitions, net of associated production	(.16)
Repairs and maintenance	.52
FX impact	.28
Chemicals	.17
Materials	.12
Workover costs	.12
Power and fuel	.08
Other	.32
Other increased production	(.34)

First-Quarter 2011 LOE	$9.46

     Gathering and transportation Gathering and transportation costs totaled $76 million in the first quarter of 2011, up $36 million from the first quarter of 2010. On a per-unit basis, gathering and transportation costs of $1.16 per boe were up 51 percent from the prior-year quarter. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented.

	For the Quarter Ended
	March 31,
	2011	2010
	(In millions)
Canada	$45	$16
United States	14	11
Egypt	10	6
North Sea	5	6
Argentina	2	1

Total Gathering and Transportation	$76	$40

     The $29 million increase in Canada resulted from a combination of an increase in gas volumes of over 100 percent, higher average rates and foreign exchange impacts. Average per-unit costs were directly influenced by Apache’s increased production in the Horn River basin and properties acquired during 2010, where the associated gathering, processing and transportation contracts had higher average rates than Apache’s legacy properties. The U.S. change from the prior year is directly related to increased volumes, while Egypt’s rise was attributable to a higher number of oil sales cargos and higher vessel freight costs.
     Taxes other than income Taxes other than income totaled $164 million in the first quarter of 2011, a decrease of $13 million from the prior year period. The following table presents a comparison of these expenses:

	For the Quarter Ended
	March 31,
	2011	2010
	(In millions)
U.K. PRT	$82	$122
Severance taxes	47	32
Ad valorem taxes	27	18
Other	8	5

Total Taxes other than income	$164	$177

     The North Sea Petroleum Revenue Tax (PRT) is assessed on net receipts (revenues less qualifying operating costs and capital spending) from the Forties field in the United Kingdom (U.K.) North Sea. U.K. PRT was $40 million lower than the 2010 period based on a 32 percent decrease in net receipts, primarily driven by capital expenditures that were more than double prior-year levels. Prior-year property acquisitions and higher realized oil and gas prices resulted in an increase of severance and ad valorem tax expense of $15 million and $9 million, respectively, when compared to the prior-year period. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina. Ad valorem taxes are assessed on U.S. and Canadian property values and sales.

     General and administrative expenses General and administrative expenses (G&A) increased $25 million over the year-ago period. On a per-unit basis G&A increased only three percent as the impact of increased production mostly offset higher expenses.
     Financing costs, net Financing costs incurred during the periods noted comprised the following:

	For the Quarter Ended
	March 31,
	2011	2010
	(In millions)
Interest expense	$108	$77
Amortization of deferred loan costs	1	1
Capitalized interest	(60)	(17)
Interest income	(4)	(2)

Financing costs, net	$45	$59

     Net financing costs were down $14 million in first-quarter 2011 compared to first-quarter 2010. The decrease is primarily related to a $43 million increase in capitalized interest, the result of additional unproved balances from the BP acquisitions and Mariner merger. This decrease is partially offset by a $31 million increase in interest expense associated with $2.5 billion of debt issued in the second half of 2010.
     Provision for income taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. There were no significant discrete tax events that occurred during the first quarter of 2011 or 2010.
     In March 2011 the U.K. government proposed a 12-percent increase to the supplementary tax rate applied to North Sea oil and gas profits. The legislation is expected to be enacted in the third quarter of 2011. Upon enactment, the Company will adjust its outstanding deferred tax liabilities and will record a non-recurring charge to tax expense in that quarter. The enacted tax rate change will also increase the provision for income taxes in the Company’s consolidated financial statements for periods the rate is effective. The Company estimates the proposed legislation to result in additional tax expense in 2011 of $300 to $350 million based on current forecasts.
     The 2011 first-quarter provision for income taxes increased $291 million to $793 million on a 60 percent increase in income before income taxes. The effective income tax rate in first-quarter 2011 was 41 percent, consistent with an effective rate of 42 percent in first-quarter 2010.

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

	For the Quarter
	Ended March 31,
	2011	2010
	(In millions, except per share data)
Income Attributable to Common Stock (GAAP)	$1,115	$705
Adjustments:
Foreign currency fluctuation impact on deferred tax expense	12	7
Merger, acquisitions & transition, net of tax (1)	4	—

Adjusted Earnings (Non-GAAP)	$1,131	$712

Net Income per Common Share — Diluted (GAAP)	$2.86	$2.08
Adjustments:
Foreign currency fluctuation impact on deferred tax expense	.03	.02
Merger, acquisitions & transition, net of tax	.01	—

Adjusted Earnings Per Share — Diluted (Non-GAAP)	$2.90	$2.10

(1)	Merger, acquisitions & transition costs recorded in the first quarter of 2011 totaled $5 million pre-tax, for which a tax benefit of $1 million was recognized. The tax effect was calculated utilizing the statutory rates in effect in each country where costs were incurred.
Capital Resources and Liquidity
     Operating cash flows are the primary source of liquidity. Apache’s cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices. Significant deterioration in commodity prices negatively impacts revenues, earnings and cash flows, capital spending and potentially our liquidity if spending does not trend downward as well. Sales volumes and costs also impact cash flows, but these historically have not been as volatile or as impactive as commodity prices in the short-term.
     Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Our business, as with other extractive industries, is a depleting one in which each barrel produced must be replaced or the Company and its reserves, a critical source of future liquidity, will shrink. Cash investments are required continuously to fund exploration and development projects and acquisitions, which are necessary to offset the inherent declines in production and proven reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our exploration and development activities and our ability to acquire additional reserves at reasonable costs.
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

     Apache’s primary uses of cash are for exploration, development and acquisition of oil and gas properties, costs necessary to maintain ongoing operations, repayment of principal and interest on outstanding debt and payment of dividends. We fund our exploration and development activities primarily through operating cash flows and budget capital expenditures based on projected cash flows.
     See Part II, Item 1A, “Risk Factors” of this Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors Related to Our Business and Operations,” in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.
Sources and Uses of Cash
     The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Quarter Ended
	March 31,
	2011	2010
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,979	$1,154
Net commercial paper and bank loan borrowings	19	—
Common and treasury stock activity	30	12
Other	19	39

	2,047	1,205

Uses of Cash and Cash Equivalents:
Capital expenditures (1)	1,696	1,074
Dividends	76	50
Other	53	3

	1,825	1,127

Increase in cash and cash equivalents	$222	$78

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.
     Net Cash Provided by Operating Activities Operating cash flows are our primary source of capital and liquidity and is impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors in determining operating cash flow are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation (ARO) accretion and deferred income tax expense, which affect earnings but do not affect cash flows.
     Net cash provided by operating activities for the first quarter of 2011 totaled $2.0 billion, up $825 million from the first quarter of 2010. The increase reflects the impact of higher oil and gas revenues ($1.2 billion) as a result of a 25-percent increase in daily equivalent production ($625 million) and higher commodity prices ($560 million). Also positively impacting operating cash flows was the change in working capital during first-quarter 2011 compared to first-quarter 2010.
     For a detailed discussion of commodity prices, production, costs and expenses, refer to the “Results of Operations” of this Item 2. For additional detail of changes in operating assets and liabilities, see the statement of consolidated cash flows in Item 1, Financial Statements of this Quarterly Form 10-Q.
     Capital Expenditures We fund exploration and development (E&D) activities primarily through operating cash flows and budget capital expenditures based on projected cash flows. We remain determined to not outspend our operating cash flows, and we adjust our capital budget accordingly on a quarterly basis. In response to higher realized commodity prices, subsequent to the first quarter of 2011 we reassessed our capital expenditure budget for 2011 and raised our plan of $7.5 billion to $8.1 billion.

     The following table details capital expenditures incurred for each country in which we do business.

	For the Quarter Ended March 31,
	2011	2010
	(In millions)
Exploration and Development:
United States	$615	$297
Canada	266	203

North America	881	500

Egypt	193	166
Australia	162	165
North Sea	210	94
Argentina	69	37
Chile	—	10

International	634	472

Worldwide Exploration and Development Costs	1,515	972

Gathering, Transmission and Processing Facilities (GTP):
Canada	42	33
Egypt	29	24
Australia	51	56
Argentina	—	1

Total GTP Costs	122	114

Asset Retirement Costs	98	22

Capitalized Interest	60	17

Capital Expenditures, excluding Acquisitions	1,795	1,125

Acquisitions, including GTP	11	5

Total Capital Expenditures	$1,806	$1,130

     Worldwide E&D expenditures for the first quarter of 2011 totaled $1.5 billion, 56 percent above first-quarter 2010 levels. E&D spending in North America, which was up 76 percent from the prior-year quarter, totaled 58 percent of worldwide E&D spending. U.S. E&D expenditures more than doubled on activity related to our newly-acquired properties, particularly in the Permian region where we actively pursued opportunities in the Deadwood (Mariner-acquired) area. In addition, the Central region’s active horizontal drilling program in the Granite Wash and Cherokee plays also contributed to our period-over-period increase in expenditures. E&D spending in Canada increased 31 percent to $266 million on an active drilling program in several plays including the Horn River basin and several liquids-rich gas opportunities.
     E&D expenditures outside of North America increased 34 percent over first-quarter 2010 levels to $634 million. E&D spending in the North Sea was up $116 million over the comparative period on construction of the Bacchus subsea tie-back project and on the Forties Alpha satellite platform and ongoing upgrades to existing platforms. Argentina expenditures were up $32 million, or 86 percent, on additional drilling and development activity. Egypt was $27 million higher than first-quarter 2010 levels on continued drilling activity across all its major basins.
     We invested $122 million in GTP in the first quarter of 2011 compared to $114 million in the prior-year quarter. Expenditures in Australia consisted of construction activity at the Devil Creek Gas Plant and the ongoing front-end engineering and design (FEED) study for the Wheatstone LNG project. Activity in Canada was centered in the Horn River basin, with expenditures for gathering systems and a gas processing plant. GTP expenditures in Egypt primarily comprised final stages of construction on the Kalabsha oil processing facility.
     Dividends During the first quarters of 2011 and 2010, Apache paid $57 million and $50 million, respectively, in dividends on its common stock. In the first quarter of 2011, the Company also paid a total of $19 million in dividends on its Series D Preferred Stock issued in July 2010.

Liquidity
     The following table presents a summary of our key financial indicators for the periods presented:

	March 31,	December 31,
	2011	2010
	(In millions, except percentages)
Cash and cash equivalents	$356	$134
Total debt	8,160	8,141
Shareholders’ equity	25,198	24,377
Available committed borrowing capacity	2,353	2,387
Floating-rate debt/total debt	12%	12%
Percent of total debt-to-capitalization	24.5%	25%
     Cash and Cash Equivalents We had $356 million in cash and cash equivalents as of March 31, 2011, compared to $134 million at December 31, 2010. Approximately $325 million of the cash was held by foreign subsidiaries, and approximately $31 million was held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
     Debt As of March 31, 2011, outstanding debt, which consisted of notes, debentures and uncommitted bank lines, totaled $8.2 billion. Current debt as of March 31, 2011, includes $30 million borrowed on uncommitted overdraft lines in Canada and Argentina. As of December 31, 2010, there was $46 million drawn on uncommitted overdraft lines in the U.S. and Argentina.
     Available committed borrowing capacity As of March 31, 2011, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2011 and $2.3 billion matures in May 2013. The facilities consist of a $1.0 billion 364-day facility, a $1.5 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. As of March 31, 2011, available borrowing capacity under the Company’s credit facilities was $2.4 billion. The U.S. credit facilities are used to support Apache’s commercial paper program.
     The Company has available a $2.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under U.S. committed credit facilities, which expire in 2013. As of March 31, 2011, the Company had $947 million in commercial paper outstanding, compared with $913 million outstanding as of December 31, 2010.
     The Company was in compliance with the terms of all credit facilities as of March 31, 2011.
     Percent of total debt to capitalization The Company’s March 31, 2011 debt-to-capitalization ratio was 24.5 percent, down from 25 percent at December 31, 2010.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile due to unpredictable events such as economic growth or retraction, weather and climate. Our average monthly crude oil realizations have increased 31 percent to $97.83 per barrel in the first quarter of 2011 from $74.55 per barrel in the comparable period of 2010. Our average natural gas price realizations have trended downward, decreasing six percent to $4.32 per Mcf from $4.60 per Mcf in the comparable period of 2010.
     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. Approximately 16 percent of our first-quarter 2011 natural gas and 30 percent of our crude oil production was subject to financial derivative hedges.
     Apache may use futures contracts, swaps and options to hedge its commodity prices. Realized gains or losses from the Company’s price-risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not hold or issue derivative instruments for trading purposes.
     On March 31, 2011, the Company had open natural gas derivative hedges in an asset position with a fair value of $403 million. A 10 percent increase in natural gas prices would reduce the fair value by approximately $90 million, while a 10 percent decrease in prices would increase the fair value by approximately $89 million. The Company also had open oil derivatives in a liability position with a fair value of $859 million. A 10 percent increase in oil prices would increase the liability by approximately $418 million, while a 10 percent decrease in prices would decrease the liability by approximately $369 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2011. See Note 3 — Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this quarterly report for notional volumes and terms associated with the Company’s derivative contracts.
Interest Rate Risk
     On March 31, 2011, the Company’s debt with fixed interest rates represented approximately 88 percent of total debt. As a result, the interest expense on approximately 12 percent of Apache’s debt will fluctuate based on short-term interest rates. A 10 percent change in floating interest rates on floating debt balances as of March 31, 2011 would change interest expense by approximately $183,000 per quarter.
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
     Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the Statement of Consolidated Operations. A 10-percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, Egyptian pound or Argentine peso as of March 31, 2011, would result in a foreign currency net loss or gain, respectively, of approximately $130 million.

Forward-Looking Statements and Risk
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2010, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity hedging arrangements;

•	the integration of Mariner and the BP properties;

•	increased scrutiny from regulatory agencies due to the BP acquisition;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	the significant transaction and acquisition costs related to the Mariner and BP property acquisitions;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations due to the change in government in Egypt;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 — Business and Properties — Estimated Proved Reserves and Future Net Cash Flows, Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A — Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Form 10-K/A, other risks and uncertainties in our first-quarter 2011 earnings release, and other filings that we make with the Securities and Exchange Commission.
     All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Please refer to both Part I, Item 3 of the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (filed with the SEC on April 7, 2011) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
During the quarter ending March 31, 2011, there were no material changes from the risk factors as previously disclosed in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

*10.1 —	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011.

*10.2 —	Apache Corporation 1998 Stock Option Plan, as amended and restated May 5, 2011.

*10.3 —	Apache Corporation 2000 Stock Option Plan, as amended and restated May 5, 2011.

*10.4 —	Apache Corporation 2005 Stock Option Plan, as amended and restated May 5, 2011.

*10.5 —	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated May 4, 2011.

*10.6 —	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated May 5, 2011, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan.

*14.1 —	Code of Business Conduct.

*31.1 —	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2 —	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1 —	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

**101.INS —	XBRL Instance Document.

**101.SCH —	XBRL Taxonomy Schema Document.

**101.CAL —	XBRL Calculation Linkbase Document.

**101.LAB —	XBRL Label Linkbase Document.

**101.PRE —	XBRL Presentation Linkbase Document.

**101.DEF —	XBRL Definition Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: May 9, 2011	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2011	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)