Form 10-Q
period 2011-09-30
APACHE CORP
filed 2011-11-08
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of October 31, 2011           384,059,497

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$4,282	$3,047	$12,515	$8,709
Other	46	(34)	76	(51)

	4,328	3,013	12,591	8,658

OPERATING EXPENSES:
Depreciation, depletion and amortization	1,065	787	3,030	2,155
Asset retirement obligation accretion	39	25	114	74
Lease operating expenses	661	507	1,946	1,393
Gathering and transportation	72	43	221	126
Taxes other than income	244	158	663	522
General and administrative	112	89	327	260
Merger, acquisitions & transition	4	8	15	16
Financing costs, net	37	59	123	174

	2,234	1,676	6,439	4,720

INCOME BEFORE INCOME TAXES	2,094	1,337	6,152	3,938
Current income tax provision	473	207	1,692	889
Deferred income tax provision	619	352	1,065	706

NET INCOME	1,002	778	3,395	2,343
Preferred stock dividends	19	13	57	13

INCOME ATTRIBUTABLE TO COMMON STOCK	$983	$765	$3,338	$2,330

NET INCOME PER COMMON SHARE:
Basic	$2.56	$2.14	$8.70	$6.78
Diluted	$2.50	$2.12	$8.49	$6.72

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	384	357	384	344
Diluted	400	367	400	349

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.45	$0.45
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,395	$2,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,030	2,155
Asset retirement obligation accretion	114	74
Provision for deferred income taxes	1,065	706
Other	(34)	109
Changes in operating assets and liabilities:
Receivables	(417)	(207)
Inventories	(35)	(21)
Drilling advances	(23)	14
Deferred charges and other	(54)	(137)
Accounts payable	119	139
Accrued expenses	(38)	(352)
Deferred credits and noncurrent liabilities	49	(23)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,171	4,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(4,758)	(3,041)
Additions to gas gathering, transmission and processing facilities	(472)	(328)
Acquisition of Devon properties	—	(1,018)
Acquisition of BP properties and facilities	—	(2,472)
Acquisitions, other	(509)	(60)
Proceeds from sale of oil and gas properties	202	—
Deposit related to acquisition of BP properties	—	(3,500)
Other, net	(89)	(37)

NET CASH USED IN INVESTING ACTIVITIES	(5,626)	(10,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	(940)	(37)
Fixed-rate debt borrowings	—	1,484
Proceeds from issuance of common stock	—	2,258
Proceeds from issuance of mandatory convertible preferred stock	—	1,227
Dividends paid	(230)	(152)
Common stock activity	47	29
Treasury stock activity, net	4	4
Cost of debt and equity transactions	(2)	(17)
Other	28	23

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,093)	4,819

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	452	(837)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	134	2,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$586	$1,211

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$165	$176
Income taxes paid, net of refunds	1,335	969
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$586	$134
Receivables, net of allowance	2,560	2,134
Inventories	566	564
Drilling advances	277	259
Prepaid assets and other	587	389

	4,576	3,480

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	63,086	57,904
Unproved properties and properties under development, not being amortized	5,315	5,048
Gathering, transmission and processing facilities	4,684	4,212
Other	675	582

	73,760	67,746
Less: Accumulated depreciation, depletion and amortization	(32,624)	(29,595)

	41,136	38,151

OTHER ASSETS:
Goodwill	1,032	1,032
Deferred charges and other	738	762

	$47,482	$43,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$852	$779
Accrued operating expense	158	163
Accrued exploration and development	1,329	1,367
Accrued compensation and benefits	143	231
Current debt	417	46
Current asset retirement obligation	327	407
Derivative instruments	50	194
Accrued income taxes	267	2
Other	481	335

	4,024	3,524

LONG-TERM DEBT	6,785	8,095

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	5,535	4,249
Asset retirement obligation	2,603	2,465
Other	632	715

	8,770	7,429

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares issued and outstanding	1,227	1,227
Common stock, $0.625 par, 860,000,000 shares authorized, 385,171,811 and 383,668,297 shares issued, respectively	241	240
Paid-in capital	9,017	8,864
Retained earnings	17,388	14,223
Treasury stock, at cost, 1,144,416 and 1,276,555 shares, respectively	(32)	(36)
Accumulated other comprehensive income (loss)	62	(141)

	27,903	24,377

	$47,482	$43,425

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
		Series D					Other	Total
	Comprehensive	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
				(In millions)
BALANCE AT DECEMBER 31, 2009		$—	$215	$4,634	$11,437	$(217)	$(290)	$15,779
Comprehensive income:
Net income	$2,343	—	—	—	2,343	—	—	2,343
Commodity hedges, net of income tax expense of $152	340	—	—	—	—	—	340	340

Comprehensive income	$2,683

Dividends:
Preferred		—	—	—	(13)	—	—	(13)
Common ($0.45 per share)		—	—	—	(156)	—	—	(156)
Mandatory convertible preferred stock issued		1,227	—	—	—	—	—	1,227
Common stock issuance		—	13	2,075	—	170	—	2,258
Common stock activity, net		—	1	18	—	—	—	19
Treasury shares issued, net		—	—	1	—	5	—	6
Compensation expense		—	—	142	—	—	—	142

BALANCE AT SEPTEMBER 30, 2010		$1,227	$229	$6,870	$13,611	$(42)	$50	$21,945

BALANCE AT DECEMBER 31, 2010		$1,227	$240	$8,864	$14,223	$(36)	$(141)	$24,377
Comprehensive income:
Net income	$3,395	—	—	—	3,395	—	—	3,395
Commodity hedges, net of income tax expense of $121	203	—	—	—	—	—	203	203

Comprehensive income	$3,598

Dividends:
Preferred		—	—	—	(57)	—	—	(57)
Common ($0.45 per share)		—	—	—	(173)	—	—	(173)
Common stock activity, net		—	1	28	—	—	—	29
Treasury shares issued, net		—	—	2	—	4	—	6
Compensation expense		—	—	125	—	—	—	125
Other		—	—	(2)	—	—	—	(2)

BALANCE AT SEPTEMBER 30, 2011		$1,227	$241	$9,017	$17,388	$(32)	$62	$27,903

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, which contains a summary of the Company’s significant accounting policies and other disclosures. Additionally, the Company’s financial statements for prior periods include reclassifications that were made to conform to the current-period presentation.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of September 30, 2011, Apache’s significant accounting policies are consistent with those discussed in Note 1 of its consolidated financial statements contained in the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.
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
     In September 2011 the FASB issued ASU No. 2011-08, which amends ASC Topic 350-20, “Intangible Assets — Goodwill and Other.” The amended guidance provides the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, the qualitative assessment does not indicate that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The guidance in ASU No. 2011-08 is effective for interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

2. ACQUISITIONS AND DIVESTITURES
2011 Activity
     During the first nine months of 2011 Apache completed $493 million of oil and gas property acquisitions and $202 million of oil and gas property sales. In addition, the Company has entered into the following material transactions:
Kitimat LNG Project
     In 2010 Apache Canada Ltd. (Apache Canada) and EOG Resources Canada, Inc. (EOG Canada), through their subsidiaries, purchased 51-percent and 49-percent interests, respectively, in a planned liquefied natural gas (LNG) export terminal (Kitimat LNG facility) and 25.5-percent and 24.5-percent interests, respectively, in Pacific Trail Pipelines Limited Partnership (PTP), a partnership that owns a related proposed pipeline. In February 2011, in order to align ownership and interests on the planned facility and pipeline development, Apache Canada and EOG Canada agreed to purchase Pacific Northern Gas Ltd.’s (PNG) remaining interest in PTP for $50 million. Following the close of the acquisition, Apache Canada and EOG Canada owned 51-percent and 49-percent interests, respectively, in PTP and secured full ownership in the proposed pipeline to transport natural gas from production areas to the Kitimat LNG facility. Under the terms of the agreement, PNG will operate and maintain the pipeline under a seven-year agreement with provisions for five-year renewals.
     In March 2011, Apache Canada and EOG Canada announced that Encana Corporation agreed to purchase a 30-percent working interest ownership in both the Kitimat LNG facility and PTP. Under the new ownership agreement, Apache Canada retained a 40-percent interest in both the facility and the related pipeline while EOG Canada retained a 30-percent interest.
ExxonMobil United Kingdom North Sea Asset Acquisition
     On September 21, 2011, Apache announced an agreement to acquire assets from Exxon Mobil Corporation’s U.K. subsidiary, Mobil North Sea LLC, for $1.75 billion. The fields have net production of approximately 19,000 barrels of oil and natural gas liquids and 58 million cubic feet of natural gas per day. At year-end 2010, estimated proved reserves totaled 68 million barrels of oil equivalent. The assets to be acquired include: operated interests in the Beryl, Nevis, Nevis South, Skene and Buckland fields; operated interest in the Beryl/Brae gas pipeline and the SAGE gas plant; non-operated interests in the Maclure, Scott and Telford fields; and Benbecula (west of Shetlands) exploration acreage.
     The transaction is projected to close by year-end 2011 with an effective date of January 1, 2011. The acquisition is subject to regulatory approvals in the United Kingdom (U.K.). The Company expects to fund this transaction at closing with cash.
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
     The acquisitions were funded with a combination of common stock, mandatory convertible preferred shares, new term debt, commercial paper and existing cash balances.

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
Pro Forma Impact of Acquisitions (Unaudited)
     The Devon and BP Permian acquisitions were completed during the second and third quarters of 2010 respectively. The remaining BP acquisitions and Mariner merger were completed subsequent to the third quarter of 2010. The following table presents pro forma information for Apache as if the acquisitions and merger occurred prior to January 1, 2010:

	For the Quarter	For the Nine Months
	Ended September 30,	Ended September 30,
	2010	2010
	(In millions)
Revenues and Other	$3,447	$10,241

Net Income	$812	$2,542
Preferred Stock Dividends	19	57

Income Attributable to Common Stock	793	2,485

Net Income per Common Share — Basic	$2.08	$6.52

Net Income per Common Share — Diluted	$2.02	$6.41

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
Counterparty Risk
     The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2011, Apache had derivative positions with 20 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
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

Derivative Instruments
     As of September 30, 2011, Apache had the following open natural gas derivative positions:

		Fixed-Price Swaps			Collars
			Weighted				Weighted		Weighted
Production	MMBtu	GJ	Average		MMBtu	GJ	Average		Average
Period	(in 000’s)	(in 000’s)	Fixed Price(1)		(in 000’s)	(in 000’s)	Floor Price(1)		Ceiling Price(1)
2011	19,965	—		$5.97	2,300	—		$5.00		$8.85
2011	—	12,880	C $	6.26	—	920	C $	6.50	C $	7.10
2012	48,349	—		$6.22	21,960	—		$5.54		$7.30
2012	—	43,920	C $	6.61	—	7,320	C $	6.50	C $	7.27
2013	10,095	—		$6.74	6,825	—		$5.35		$6.67
2014	1,295	—		$6.72	—	—		$—		$—

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

     As of September 30, 2011, Apache had the following open crude oil derivative positions:

	Fixed-Price Swaps		Collars
		Weighted		Weighted	Weighted
Production		Average		Average	Average
Period	Mbbls	Fixed Price(1)	Mbbls	Floor Price(1)	Ceiling Price(1)
2011	1,405	$74.87	7,503	$69.22	$96.82
2012	4,110	73.40	12,628	76.42	101.06
2013	1,972	74.29	2,416	78.02	103.06
2014	76	74.50	—	—	—

(1)
Crude oil prices represent a weighted average of several contracts entered into on a per barrel basis. Crude oil contracts are primarily settled against NYMEX WTI Cushing Index. A portion of 2011 and 2012 contracts are settled against Dated Brent.

     In addition to the amounts reflected above, Apache North Sea Ltd. entered into a physical sales contract to deliver 20,000 barrels of oil per day in 2011, settled against Dated Brent with a floor price of $70 per barrel and an average ceiling price of $98.56 per barrel. This contract is not reflected in the above table because the associated sales are in the normal course of business and are recognized in oil and gas revenues on an accrual basis.
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

	September 30,	December 31,
	2011	2010
	(In millions)
Current Assets: Prepaid assets and other	$306	$167
Other Assets: Deferred charges and other	93	139

Total Assets	$399	$306

Current Liabilities: Derivative instruments	$50	$194
Noncurrent Liabilities: Other	25	124

Total Liabilities	$75	$318

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

		For the Quarter		For the Nine Months
		Ended		Ended
		September 30,		September 30,
	Gain (Loss) on Derivatives	2011	2010	2011	2010
	Recognized In Income	(In millions)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	Oil and Gas Production Revenues	$11	$53	$(36)	$104
Gain (loss) on derivatives recognized in operations (ineffective portion and basis)	Revenues and Other: Other	$15	$—	$16	$(1)
Derivative Activity in Accumulated Other Comprehensive Income (Loss)
     A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s cash flow hedges is presented in the table below:

	For the Nine Months Ended September 30,
	2011		2010
	Before	After	Before	After
	Tax	Tax	Tax	Tax
	(In millions)
Unrealized loss on derivatives at beginning of period	$(54)	$(19)	$(267)	$(170)
Realized amounts reclassified into earnings	36	32	(104)	(67)
Net change in derivative fair value	304	181	596	407
Ineffectiveness reclassified into earnings	(16)	(10)	—	—

Unrealized gain on derivatives at end of period	$270	$184	$225	$170

     Gains and losses on existing hedges will be realized in future earnings through mid-2014, in the same period as the related sales of natural gas and crude oil production occur. Included in accumulated other comprehensive income as of September 30, 2011, is a net gain of approximately $213 million ($146 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.
4. ASSET RETIREMENT OBLIGATION
     The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended September 30, 2011:

(In millions)
Asset retirement obligation at December 31, 2010	$2,872
Liabilities incurred	288
Liabilities acquired	75
Liabilities settled	(419)
Accretion expense	114

Asset retirement obligation at September 30, 2011	2,930

Less current portion	(327)

Asset retirement obligation, long-term	$2,603

5. DEBT AND FINANCING COSTS
     The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Money market lines of credit	$17	$17	$46	$46
Commercial paper	—	—	913	913
Notes and debentures	7,185	8,398	7,182	7,870

Total Debt	$7,202	$8,415	$8,141	$8,829

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
     As of September 30, 2011, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $2.3 billion matures in May 2013 and $1.0 billion matures in August 2016. The facilities consist of a $1.5 billion facility, a $1.0 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia, and a $150 million facility in Canada. As of September 30, 2011, available borrowing capacity under the Company’s credit facilities was $3.3 billion. The U.S. credit facilities are used to support Apache’s commercial paper program.
     On August 16, 2011, Apache entered into a $1.0 billion five-year syndicated revolving credit facility. The credit facility is subject to covenants, events of default and representations and warranties that are substantially similar to those in Apache’s other revolving credit facilities. The facility may be used for acquisitions and for general corporate purposes or to support the Company’s commercial paper program. Loans under the facility will bear interest at a base rate, as defined in the credit agreement, or at the London Inter-Bank Offered Rate (LIBOR) plus a margin determined by the Company’s senior long-term debt rating.
     The Company has available a $2.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under Apache’s U.S. credit facilities, which expire in 2013 and 2016. As of September 30, 2011, the Company had no commercial paper outstanding, down from $913 million outstanding as of December 31, 2010.
     As of September 30, 2011, current debt included $400 million 6.25-percent notes due within the next 12 months and $17 million borrowed under uncommitted overdraft lines in Argentina. On December 31, 2010, current debt included $46 million drawn on uncommitted overdraft lines in the U.S. and Argentina.
Financing Costs
     Financing costs incurred during the periods comprised the following:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Interest expense	$109	$86	$326	$237
Amortization of deferred loan costs	1	7	4	10
Capitalized interest	(69)	(29)	(193)	(64)
Interest income	(4)	(5)	(14)	(9)

Financing costs, net	$37	$59	$123	$174

6. INCOME TAXES
     The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Apache operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
     In March 2011 the U.K. government proposed an increase in the corporate income tax rate on North Sea oil and gas profits from 50 percent to 62 percent. The legislation received Royal Assent and was enacted on July 19, 2011. As a result of the enacted legislation, the Company recorded a tax charge of $305 million in the third quarter of 2011. Of this amount, $274 million is related to periods prior to the third quarter. Specifically, $218 million resulted from the remeasurement of our U.K. deferred tax liability as of December 31, 2010, and $56 million is related to operating results through the second quarter of 2011.
     Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is in Administrative Appeals with the United States Internal Revenue Service (IRS) regarding the 2004 through 2008 tax years. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.
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
   Argentine Environmental Claims
     As more fully described in Note 8 of the financial statements in Apache’s Amended Annual Report on Form 10-K/A for the 2010 fiscal year, in 2006 the Company acquired a subsidiary of Pioneer Natural Resources in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. No material change in the status of these matters has occurred since the filing of Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year.
   Louisiana Restoration
     As more fully described in Note 8 of the financial statements in Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup. No material change in the status of these matters has occurred since the filing of Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year.

   Hurricane-Related Litigation
     On May 27, 2011, a lawsuit captioned Comer et al. v. Murphy Oil USA, Inc. et al., Case No. 1:11-cv-220 HS0-JMR, in the United States District Court for the Southern District of Mississippi, was filed in which certain named residents of Mississippi, as plaintiffs, allege that the oil, coal, and chemical industries are responsible for global warming, which they claim caused or increased the effect of Hurricane Katrina, allegedly resulting among other things in economic losses and increased insurance premiums. Plaintiffs seek class certification, damages for losses sustained, a declaration that state law tort claims are not preempted by federal law, and punitive and exemplary damages. Apache is one of numerous defendants. A similar action filed by Comer et al. was previously dismissed as explained in detail in Note 8 of the financial statements in Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year.
   Australia Gas Pipeline Force Majeure
     As more fully described in Note 8 of the financial statements in Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. No material change in the status of these matters has occurred since the filing of Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year, except as follows:
     Apache Northwest Pty Ltd (Apache Northwest) and Apache Energy Limited (Apache Energy) were served with a lawsuit captioned Alcoa of Australia Limited vs. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia. The lawsuit concerns the pipeline explosion at Varanus Island in Western Australia on June 3, 2008, that interrupted deliveries of natural gas to Alcoa under two long-term contracts. Alcoa challenges the declaration of force majeure and the validity of the liquidated damages provisions in the contracts. Alcoa asserts claims based on breach of contract, statutory duties, and duty of care. Alcoa seeks approximately $158 million AUD in general damages or, alternatively, approximately $5.7 million AUD in liquidated damages. Apache Northwest and Apache Energy do not believe that Alcoa’s claims have merit and will vigorously pursue their defenses against such claims.
     In reference to the pipeline license described in Note 8 of the financial statements in Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year, the application by Apache Northwest, Kufpec Australia Pty Ltd, and Tap (Harriet) Pty Ltd for renewal and variation of the pipeline license covering the area of the Varanus Island facility was granted on April 19, 2011, by the Government of Western Australia, Department of Mines and Petroleum. The period of the license is 21 years commencing April 20, 2011.
   Escheat Audits
     The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Apache, that the State intends to examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review will be conducted by Kelmar Associates on behalf of the State of Delaware. At least 30 other states have retained their own consultants and have sent similar notifications. The scope of each state’s audit varies. The State of Delaware advises, for example, that the scope of its examination will be for the period 1981 through the present. It is possible that one or more of the state audits could extend to all 50 states.
   Burrup-Related Gas Supply Lawsuits
     On May 19, 2011, a lawsuit captioned Oswal v. Apache Corporation, Cause No. 2011-30302, in the District Court of Harris County, Texas, was filed in which plaintiff Pankaj Oswal, in his personal capacity and as trustee for the Burrup Trust, asserts claims against the Company under the Australian Trade Practices Act. This lawsuit is one of a number of legal actions involving the Burrup Fertilisers Pty Ltd (Burrup Fertilisers) ammonia plant in Western Australia (the Burrup plant) founded by Oswal. Oswal’s shares, and those of his wife, together representing 65 percent of Burrup Holdings Limited (which owns Burrup Fertilisers), are being offered for sale by externally-appointed administrators in Australia as a result of alleged events of default on loans made to the Oswals by the Australia and New Zealand Banking Group Ltd (ANZ). In the Texas lawsuit, plaintiff Oswal alleges, among other things, that the Company induced him to make certain investments relating to the Burrup plant. Plaintiff Oswal seeks damages in the amount of $491 million USD. The Company believes that the claims are without merit and intends to vigorously defend against them. The Texas lawsuit relates to a pending action filed by Tap (Harriet) Pty Ltd against Burrup Fertilisers Pty Ltd et al., Civ 2329 of 2009, in the Supreme Court of Western Australia, seeking a declaratory judgment regarding its contractual rights and obligations under a gas sales agreement between Burrup Fertilisers and the Harriet Joint Venture (comprised of a Company subsidiary and two joint venture partners, Tap (Harriet) Pty Ltd and Kufpec Australia Pty Ltd). The Company and the Company’s subsidiary, each of which has been added as a defendant by counterclaim, are diligently pursuing their claims and defenses.

Environmental Matters
     As of September 30, 2011, the Company had an undiscounted reserve for environmental remediation of approximately $131 million. The Company is not aware of any environmental claims existing as of September 30, 2011, that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
     On May 25, 2011, a panel of the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) published a report dated May 23, 2011, and titled “Vermilion Block, Production Platform A: An Investigation of the September 2, 2010 Incident in the Gulf of Mexico.” The report concerned the BOEMRE’s investigation of a fire on the Vermilion 380 A platform located in the Gulf of Mexico. At the time of the incident, Mariner operated the platform. A small amount of hydrocarbons spilled from the platform into the surrounding water as a result of the incident, and 13 workers evacuated to safety by jumping into the water where they were later rescued. The BOEMRE concluded in its investigation that the fire was caused by Mariner’s failure to adequately maintain or operate the platform’s heater-treater in a safe condition. The BOEMRE also identified other safety deficiencies on the platform. The BOEMRE has recommended that several Incidents of Non-Compliance be issued to Mariner, which may provide the basis for the assessment of civil penalties against Mariner. Effective November 10, 2010, Mariner was acquired by Apache.
8. CAPITAL STOCK
Net Income per Common Share
     A reconciliation of the components of basic and diluted net income per common share for the quarters and nine-month periods ended September 30, 2011 and 2010 is presented in the table below.

	For the Quarter Ended September 30,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
		(In millions, except per share amounts)
Basic:
Income attributable to common stock	$983	384	$2.56	$765	357	$2.14

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	19	14		13	9
Stock options and other	—	2		—	1

Diluted:
Income attributable to common stock, including assumed conversions	$1,002	400	$2.50	$778	367	$2.12

	For the Nine Months Ended September 30,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
		(In millions, except per share amounts)
Basic:
Income attributable to common stock	$3,338	384	$8.70	$2,330	344	$6.78

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	57	14		13	3
Stock options and other	—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$3,395	400	$8.49	$2,343	349	$6.72

     The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 3.3 million and 3.7 million for the quarters ending September 30, 2011 and 2010, and 2.4 million and 3.2 million for the nine months ended September 30, 2011 and 2010, respectively.
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
Common and Preferred Stock Dividends
     For the quarter and nine months ended September 30, 2011, Apache paid $58 million and $173 million, respectively, in dividends on its common stock. For the quarter and nine months ended September 30, 2010, the Company paid $51 million and $152 million, respectively.
     For the quarter and nine months ended September 30, 2011, Apache paid a total of $19 million and $57 million, respectively, in dividends on its Series D Preferred Stock issued in July 2010. Dividends of $13 million were accrued on the Series D Preferred Stock in the third quarter of 2010 and paid in November 2010.
9. FAIR VALUE MEASUREMENTS
     Certain assets and liabilities are reported at fair value on a recurring basis in Apache’s consolidated balance sheet. The following methods and assumptions were used to estimate the fair values:
   Cash, Cash Equivalents, Accounts Receivable and Accounts Payable
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

     The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis for each hierarchy level:

	Fair Value Measurements Using
	Quoted
	Price in	Significant	Significant
	Active	Other	Unobservable	Total
	Markets	Inputs	Inputs	Fair		Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Netting(1)	Amount
	(In millions)
September 30, 2011
Assets:
Commodity Derivative Instruments	$—	$432	$—	$432	$(33)	$399

Liabilities:
Commodity Derivative Instruments	—	108	—	108	(33)	75

December 31, 2010
Assets:
Commodity Derivative Instruments	$—	$454	$—	$454	$(148)	$306

Liabilities:
Commodity Derivative Instruments	—	466	—	466	(148)	318

(1)
The derivative fair values above are based on analysis of each contract on a gross basis, even where the legal right of offset exits, as required by ASC Topic 820. The carrying amounts of derivative assets and liabilities reported on the consolidated balance sheet are determined by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. See Note 3 — Derivative Instruments and Hedging Activities of this Form 10-Q for a discussion of amounts recorded on the consolidated balance sheet at September 30, 2011, and December 31, 2010.

10. COMPREHENSIVE INCOME
     The following table presents the components of Apache’s comprehensive income for the quarter and nine-month periods ended September 30, 2011 and 2010.

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Net income	$1,002	$778	$3,395	$2,343
Other comprehensive income (loss):
Commodity hedges	397	29	324	492
Income tax related to commodity hedges	(135)	(2)	(121)	(152)

Total comprehensive income	$1,264	$805	$3,598	$2,683

11. BUSINESS SEGMENT INFORMATION
     Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At September 30, 2011, the Company had operations in the United States, Canada, Egypt, the United Kingdom North Sea, Australia and Argentina. Financial information for each country is presented below:

	United						Other
	States	Canada	Egypt	Australia	North Sea	Argentina	International	Total
				(In millions)
For the Quarter Ended September 30, 2011

Oil and Gas Production Revenues	$1,548	$388	$1,214	$461	$547	$124	$—	$4,282

Operating Income (Loss) (1)	$718	$81	$893	$288	$222	$19	$(20)	$2,201

Other Income (Expense):
Other								46
General and administrative								(112)
Merger, acquisitions & transition								(4)
Financing costs, net								(37)

Income Before Income Taxes								$2,094

For the Nine Months Ended September 30, 2011

Oil and Gas Production Revenues	$4,485	$1,223	$3,615	$1,303	$1549	$340	$—	$12,515

Operating Income (Loss) (1)	$2,086	$264	$2,679	$823	$685	$50	$(46)	$6,541

Other Income (Expense):
Other								76
General and administrative								(327)
Merger, acquisitions & transition								(15)
Financing costs, net								(123)

Income Before Income Taxes								$6,152

Total Assets	$23,039	$8,443	$6,574	$4,446	$3,166	$1,732	$82	$47,482

For the Quarter Ended September 30, 2010
Oil and Gas Production Revenues	$1,061	$231	$822	$431	$410	$92	$—	$3,047

Operating Income (1)	$440	$63	$561	$267	$186	$10	$—	$1,527

Other Income (Expense):
Other								(34)
General and administrative								(89)
Merger, acquisitions & transition								(8)
Financing costs, net								(59)

Income Before Income Taxes								$1,337

For the Nine Months Ended September 30, 2010

Oil and Gas Production Revenues	$3,015	$723	$2,369	$1,108	$1,222	$272	$—	$8,709

Operating Income (1)	$1,403	$229	$1,601	$653	$500	$53	$—	$4,439

Other Income (Expense):
Other								(51)
General and administrative								(260)
Merger, acquisitions & transition								(16)
Financing costs, net								(174)

Income Before Income Taxes								$3,938

Total Assets	$15,968	$7,722	$5,585	$3,736	$2,329	$1,529	$59	$36,928

(1)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income.

12. SUPPLEMENTAL GUARANTOR INFORMATION
     Apache Finance Canada Corporation (Apache Finance Canada), a wholly-owned subsidiary of Apache, issued approximately $300 million of publicly-traded notes due in 2029 and an additional $350 million of publicly-traded notes due in 2015 that are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.
     Apache Finance Canada has been fully consolidated in Apache’s consolidated financial statements. As such, these condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2011

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,097	$—	$3,185	$—	$4,282
Equity in net income of affiliates	821	188	65	(1,074)	—
Other	18	148	(119)	(1)	46

	1,936	336	3,131	(1,075)	4,328

OPERATING EXPENSES:
Depreciation, depletion and amortization	323	—	742	—	1,065
Asset retirement obligation accretion	18	—	21	—	39
Lease operating expenses	199	—	462	—	661
Gathering and transportation	13	—	59	—	72
Taxes other than income	49	—	195	—	244
General and administrative	86	—	27	(1)	112
Merger, acquisitions & transition	3	—	1	—	4
Financing costs, net	33	14	(10)	—	37

	724	14	1,497	(1)	2,234

INCOME BEFORE INCOME TAXES	1,212	322	1,634	(1,074)	2,094
Provision for income taxes	210	69	813	—	1,092

NET INCOME	1,002	253	821	(1,074)	1,002
Preferred stock dividends	19	—	—	—	19

INCOME ATTRIBUTABLE TO COMMON STOCK	$983	$253	$821	$(1,074)	$983

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2010

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$960	$—	$2,087	$—	$3,047
Equity in net income (loss) of affiliates	540	(13)	(9)	(518)	—
Other	19	(1)	(51)	(1)	(34)

	1,519	(14)	2,027	(519)	3,013

OPERATING EXPENSES:
Depreciation, depletion and amortization	283	—	504	—	787
Asset retirement obligation accretion	13	—	12	—	25
Lease operating expenses	220	—	287	—	507
Gathering and transportation	10	—	33	—	43
Taxes other than income	39	—	119	—	158
General and administrative	72	—	18	(1)	89
Merger, acquisitions & transition	8	—	—	—	8
Financing costs, net	31	14	14	—	59

	676	14	987	(1)	1,676

INCOME (LOSS) BEFORE INCOME TAXES	843	(28)	1,040	(518)	1,337
Provision (benefit) for income taxes	65	(6)	500	—	559

NET INCOME (LOSS)	778	(22)	540	(518)	778
Preferred stock dividends	13	—	—	—	13

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$765	$(22)	$540	$(518)	$765

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$3,230	$—	$9,285	$—	$12,515
Equity in net income of affiliates	2,687	163	17	(2,867)	—
Other	23	109	(53)	(3)	76

	5,940	272	9,249	(2,870)	12,591

OPERATING EXPENSES:
Depreciation, depletion and amortization	938	—	2,092	—	3,030
Asset retirement obligation accretion	52	—	62	—	114
Lease operating expenses	603	—	1,343	—	1,946
Gathering and transportation	37	—	184	—	221
Taxes other than income	140	—	523	—	663
General and administrative	262	—	68	(3)	327
Merger, acquisitions & transition	10	—	5	—	15
Financing costs, net	104	42	(23)	—	123

	2,146	42	4,254	(3)	6,439

INCOME BEFORE INCOME TAXES	3,794	230	4,995	(2,867)	6,152
Provision for income taxes	399	50	2,308	—	2,757

NET INCOME	3,395	180	2,687	(2,867)	3,395
Preferred stock dividends	57	—	—	—	57

INCOME ATTRIBUTABLE TO COMMON STOCK	$3,338	$180	$2,687	$(2,867)	$3,338

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$2,711	$—	$5,998	$—	$8,709
Equity in net income (loss) of affiliates	1,735	50	(24)	(1,761)	—
Other	22	28	(98)	(3)	(51)

	4,468	78	5,876	(1,764)	8,658

OPERATING EXPENSES:
Depreciation, depletion and amortization	731	—	1,424	—	2,155
Asset retirement obligation accretion	38	—	36	—	74
Lease operating expenses	558	—	835	—	1,393
Gathering and transportation	31	—	95	—	126
Taxes other than income	107	—	415	—	522
General and administrative	208	—	55	(3)	260
Merger, acquisitions & transition	16	—	—	—	16
Financing costs, net	133	42	(1)	—	174

	1,822	42	2,859	(3)	4,720

INCOME BEFORE INCOME TAXES	2,646	36	3,017	(1,761)	3,938
Provision for income taxes	303	10	1,282	—	1,595

NET INCOME	2,343	26	1,735	(1,761)	2,343
Preferred stock dividends	13	—	—	—	13

INCOME ATTRIBUTABLE TO COMMON STOCK	$2,330	$26	$1,735	$(1,761)	$2,330

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,573	$(34)	$5,632	$—	$7,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,280)	—	(3,478)	—	(4,758)
Additions to gas gathering, transmission and processing facilities	—	—	(472)	—	(472)
Acquisitions, other	(416)	—	(93)	—	(509)
Proceeds from sales of oil and gas properties	6	—	196	—	202
Investment in subsidiaries, net	1,256	—	—	(1,256)	—
Other	(65)	—	(24)	—	(89)

NET CASH USED IN INVESTING ACTIVITIES	(499)	—	(3,871)	(1,256)	(5,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	(928)	—	(12)	—	(940)
Intercompany borrowings	—	(1)	(1,248)	1,249	—
Dividends paid	(230)	—	—	—	(230)
Common stock activity	47	35	(42)	7	47
Treasury stock activity, net	4	—	—	—	4
Cost of debt and equity transactions	(2)	—	—	—	(2)
Other	48	—	(20)	—	28

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,061)	34	(1,322)	1,256	(1,093)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13	—	439	—	452

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6	—	128	—	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	$—	$567	$—	$586

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,174)	$(43)	$6,017	$—	$4,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(847)	—	(2,194)	—	(3,041)
Additions to gas gathering, transmission and processing facilities	—	—	(328)	—	(328)
Acquisition of Devon properties	(1,018)	—	—	—	(1,018)
Acquisition of BP properties	(2,472)	—	—	—	(2,472)
Acquisition — other	(29)	—	(31)	—	(60)
Deposit related to acquisition of BP Properties	—	—	(3,500)	—	(3,500)
Investment in subsidiaries, net	687	—	—	(687)	—
Other	(33)	—	(4)	—	(37)

NET CASH USED IN INVESTING ACTIVITIES	(3,712)	—	(6,057)	(687)	(10,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	—	—	(37)	—	(37)
Intercompany borrowings	—	2	(687)	685	—
Fixed-rate debit borrowings	1,484	—	—	—	1,484
Proceeds from issuance of common stock	2,258	—	—	—	2,258
Proceeds from issuance of mandatory convertible preferred stock	1,227	—	—	—	1,227
Dividends paid	(152)	—	—	—	(152)
Common stock activity	29	39	(41)	2	29
Treasury stock activity, net	4	—	—	—	4
Cost of debt and equity transactions	(17)	—	—	—	(17)
Other	24	—	(1)	—	23

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,857	41	(766)	687	4,819

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29)	(2)	(806)	—	(837)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	647	2	1,399	—	2,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$618	$—	$593	$—	$1,211

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2011

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
			(In millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19	$—	$567	$—	$586
Receivables, net of allowance	665	—	1,895	—	2,560
Inventories	56	—	510	—	566
Drilling advances	11	1	265	—	277
Prepaid assets and other	3,548	—	(2,961)	—	587

	4,299	1	276	—	4,576

PROPERTY AND EQUIPMENT, NET	12,498	—	28,638	—	41,136

OTHER ASSETS:
Intercompany receivable, net	3,447	—	(1,745)	(1,702)	—
Equity in affiliates	19,299	1,341	87	(20,727)	—
Goodwill, net	—	—	1,032	—	1,032
Deferred charges and other	210	1,003	525	(1,000)	738

	$39,753	$2,345	$28,813	$(23,429)	$47,482

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$522	$1	$2,031	$(1,702)	$852
Current debt	400	—	17	—	417
Accrued exploration and development	297	—	1,032	—	1,329
Current asset retirement obligation	317	—	10	—	327
Derivative instruments	16	—	34	—	50
Accrued income taxes	68	—	199	—	267
Other accrued expenses	267	15	500	—	782

	1,887	16	3,823	(1,702)	4,024

LONG-TERM DEBT	6,136	647	2	—	6,785

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,195	4	3,336	—	5,535
Asset retirement obligation	1,086	—	1,517	—	2,603
Other	546	250	836	(1,000)	632

	3,827	254	5,689	(1,000)	8,770

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	27,903	1,428	19,299	(20,727)	27,903

	$39,753	$2,345	$28,813	$(23,429)	$47,482

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			All Other
			Subsidiaries
	Apache	Apache	of Apache	Reclassifications
	Corporation	Finance Canada	Corporation	& Eliminations	Consolidated
			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6	$—	$128	$—	$134
Receivables, net of allowance	691	—	1,443	—	2,134
Inventories	55	—	509	—	564
Drilling advances	10	2	247	—	259
Prepaid assets and other	3,313	—	(2,924)	—	389

	4,075	2	(597)	—	3,480

PROPERTY AND EQUIPMENT, NET	11,314	—	26,837	—	38,151

OTHER ASSETS:
Intercompany receivable, net	4,695	—	(3,149)	(1,546)	—
Equity in affiliates	16,649	1,275	98	(18,022)	—
Goodwill, net	—	—	1,032	—	1,032
Deferred charges and other	178	1,003	581	(1,000)	762

	$36,911	$2,280	$24,802	$(20,568)	$43,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$480	$2	$1,843	$(1,546)	$779
Accrued exploration and development	274	—	1,093	—	1,367
Current debt	16	—	30	—	46
Current asset retirement obligation	317	—	90	—	407
Derivative instruments	153	—	41	—	194
Accrued income taxes	42	—	(40)	—	2
Other accrued expenses	358	3	368	—	729

	1,640	5	3,425	(1,546)	3,524

LONG-TERM DEBT	7,447	647	1	—	8,095

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,803	5	2,441	—	4,249
Asset retirement obligation	1,001	—	1,464	—	2,465
Other	643	250	822	(1,000)	715

	3,447	255	4,727	(1,000)	7,429

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	24,377	1,373	16,649	(18,022)	24,377

	$36,911	$2,280	$24,802	$(20,568)	$43,425

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Apache Corporation, a Delaware corporation formed in 1954, together with its subsidiaries (collectively, Apache or the Company) is one of the world’s largest independent oil and gas companies, with operations in the United States (U.S.), Canada, Egypt, the United Kingdom (U.K.) North Sea, Australia and Argentina.
     This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year.
Financial Overview
     Apache’s steady commitment to building a portfolio of high-quality core assets with a diversity of geologic and geographic risk, product mix and reserve life drove our financial performance in the third quarter of 2011. Record third-quarter 2011 production and higher prices relative to the prior-year quarter delivered earnings of $983 million, or $2.50 per diluted common share, for the quarter, an increase of 28 percent from $765 million in the third quarter of 2010. Earnings for the first nine months of 2011 rose $1 billion from the comparable 2010 period to $3.3 billion, or $8.49 per diluted common share. Adjusted earnings for the quarter and first nine months of 2011, which exclude the impact of the U.K. tax rate increase and foreign currency benefits, were $1.2 billion and $3.5 billion, or $2.95 and $8.89 per diluted common share, respectively. For the comparable 2010 periods, adjusted earnings were $797 million and $2.3 billion, or $2.20 and $6.75 per diluted common share. Adjusted earnings is not a financial measure prepared in accordance with generally accepted accounting principles in the United States (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Results of Operations — Non-GAAP Measures — Adjusted Earnings” below.
     Continued volatility in the commodity price environment reinforces the importance of our balanced portfolio approach. Our third-quarter results reflected the benefit of our product balance, as crude oil and liquids combined represented 50 percent of our third-quarter production but provided 78 percent of our $4.3 billion third-quarter oil and gas revenues. Crude oil drove 92 percent of this combined crude and liquids production and 96 percent of the related revenues. Dated Brent and sweet crude from the Gulf of Mexico continue to be priced at a significant premium to West Texas Intermediate (WTI)-based prices. As a result of our geographic balance, we are receiving these premium prices on approximately 75 percent of our crude oil production. The advantage of our geographic balance is also reflected in our 2011 natural gas revenues. Over one-third of our natural gas is produced outside of North America, where third-quarter prices averaged 33 percent higher than the comparable period in 2010.
     We remain committed to our objective of maintaining a conservative capital structure and are on target to keep 2011 exploration and development capital spending within estimated operating cash flows. Consistent with prior quarters, we routinely review capital budgets and region allocations through a disciplined process of assessing internally-generated drilling prospects and opportunities for tactical land acquisitions, occasionally entering new venture areas that could enhance our portfolio. We also remain well-positioned to take advantage of potential acquisition opportunities that may materialize. Specifically, we exited the quarter with $586 million of cash and a debt-to-capitalization ratio of 20.5 percent, down from 25.0 percent at year-end 2010. In addition, as of September 30, 2011, we had access to $3.3 billion of available committed borrowing capacity.
     Key financial measures of our performance for the third quarter and first nine months of 2011 are summarized below:
•	Average third-quarter 2011 production of 752 thousand barrels of oil equivalent per day (Mboe/d) set a new record for the Company and represents an increase of 13 percent from third-quarter 2010;

•
Net cash provided by operating activities totaled $2.4 billion for the third quarter of 2011, up 43 percent from $1.7 billion in the prior-year period, and totaled $7.2 billion for the 2011 nine-month period compared to $4.8 billion in 2010;

•	Oil and gas capital expenditures totaled $6.1 billion in the first nine months of 2011, in line with the current $8.0 billion budgeted for the full year;

•
Third-quarter 2011 oil and gas production revenues increased 41 percent from the prior-year quarter to $4.3 billion, while year-to-date 2011 oil and gas production revenues increased 44 percent to $12.5 billion from the comparable prior-year period;

•
Pre-tax margin in the third quarter of 2011 was $30.26 per barrel of oil equivalent (boe), up 39 percent from the comparable 2010 period. Pre-tax margin year-to-date 2011 was $30.27 per boe, up 33 percent from the comparable 2010 period. Pre-tax margin is calculated as income before income taxes divided by boe; and

•	Annualized after-tax return on average capital employed during the third quarter and first nine months of 2011 was 12 percent and 13 percent, respectively.
     Please refer to “Results of Operations” below for a more detailed discussion of revenue and cost components.
Operating Highlights
     Apache has a significant producing asset base as well as large undeveloped acreage positions, which provide capacity for continued growth through sustainable lower-risk drilling opportunities, balanced by higher-risk, higher-reward exploration. We also continue to advance several multi-year development projects. Our cash flows enable us to optimize both endeavors. Notable operating highlights for the third quarter of 2011 include:
United States
•
The Company’s deepwater region was recently awarded its first Apache-operated exploration permit located in the Atwater Valley blocks 76 and 120. The lease was acquired by Mariner in early 2010. During the quarter the Company was also awarded deepwater exploration permits in the Green Canyon block 861 and South Timbalier block 318.

Canada
•
In October Apache and its partners in the Kitimat liquefied natural gas (LNG) project announced that the National Energy Board granted the project a 20-year export license to ship LNG from Canada to international markets. This export approval represents a major milestone for Kitimat LNG and its partners. In addition, the Company progressed with the front-end engineering and design (FEED) study and continued efforts to secure firm sales commitments and required permits necessary to make a final investment decision on the LNG project in 2012.

Egypt
•
During the quarter the Company announced the results from two new wells in Egypt’s Western Desert that tested in aggregate over 15,000 barrels of oil per day (b/d) and 1.5 million cubic feet of natural gas per day (MMcf/d). These wells signal continued drilling success in the Faghur basin and on concessions acquired from BP in 2010. In 2011 Apache has drilled 13 exploration wells in the Faghur basin, resulting in 11 new field discoveries. We have also drilled 11 successful wells in the Abu Gharadig field. The Company is continuing to assess opportunities to leverage existing processing and transportation infrastructure to maximize efficiency at the BP-acquired Abu Gharadig field complex and across the Faghur basin.

Australia
•
In the third quarter of 2011 Apache announced that the Company and its partners will proceed with the Chevron-operated Wheatstone LNG hub (Wheatstone) in Western Australia. The first phase of the project will comprise two LNG processing trains with a combined capacity of approximately 8.9 million tons per annum (mtpa), a domestic gas plant and associated infrastructure. Apache has a 13-percent interest in the project and expects to invest approximately $4 billion over five years for the field and LNG facility development. Apache will supply gas to Wheatstone from its Julimar and Brunello complex, which was approved for development by the Australian government in September 2011.

•
In the third quarter of 2011 Apache and its partners also signed long-term agreements with Tokyo Electric Power Company (TEPCO) and Kyushu Electric Power Company, Inc. (Kyushu Electric) for the delivery of LNG from Wheatstone. Under the agreements, Apache and its partners agreed to supply TEPCO and Kyushu Electric with a combined 3.8 mtpa of LNG for up to 20 years. Through its 13-percent share in Wheatstone, Apache will supply approximately 0.55 mtpa annually to TEPCO and Kyushu Electric from its natural gas produced from the Julimar and Brunello complex.

•
In the third quarter of 2011 Apache announced that it will proceed with development of the offshore Balnaves oil field in Western Australia through a leased floating production storage and offloading (FPSO) vessel. The project is expected to deliver initial production of 30,000 b/d in 2014. Apache has a 65-percent working interest in the project.

North Sea
•
On September 21, Apache announced an agreement to acquire Exxon Mobil Corporation’s Mobil North Sea LLC assets for $1.75 billion. The acquired assets include operated interests in the Beryl field and related properties, infrastructure, and exploration acreage. The fields have current net production of approximately 19,000 b/d and 58 MMcf/d. At year-end 2010, estimated proved reserves totaled 68 million barrels of oil equivalent. The transaction is projected to close by year-end 2011.

•
On April 8, 2011, BP Exploration Operating Company Limited (BP Exploration) sent a letter to Apache North Sea Limited alleging the potential for capacity constraints or increased tariffs relating to the Shippers Pipeline Liquids Transportation and Processing Agreement, dated January 11, 2003, between BP Exploration and Apache North Sea Limited. Apache North Sea Limited disagrees with the characterizations in the letter and will contest them vigorously; however, because this matter is unresolved, resolution of this matter, through litigation or otherwise, and/or forced renegotiation or modification of our existing contract with BP Exploration could, in the future, adversely affect our production and revenues from the Forties Field in the North Sea.

Argentina
•
During the third quarter of 2011 Apache continued to progress on several exploration wells in the Neuquén and Cuyo basins, including completion of the first horizontal shale gas well drilled and completed in South America. We also continued an active Gas Plus drilling program, completing five wells in the Neuquén basin with a combined gross rate of 23.4 MMcf/d and 1 thousand barrels of oil per day (Mb/d). During the third quarter, the average Gas Plus volume sold by Apache was 77.4 MMcf/d at an average price of $4.97 per thousand feet of natural gas (Mcf).

Other International
•
In the third quarter of 2011 we entered into a farm-in agreement with TAG Oil Ltd. (TAG) to explore and potentially develop oil and natural gas resources in the East Coast basin of New Zealand. TAG’s exploration permits comprise in excess of 1.7 million acres of onshore oil and gas opportunities. Apache has agreed to conduct a multi-phased program over the next four years, with seismic operations starting in 2011 and drilling commencing in 2012. Apache will earn a 50-percent interest in the permits upon completion of the program.

Results of Operations
Oil and Gas Revenues

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
	Value	Contribution	Value	Contribution	Value	Contribution	Value	Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,040	33%	$663	29%	$3,008	32%	$1,861	29%
Canada	105	3%	88	4%	355	4%	279	4%

North America	1,145	36%	751	33%	3,363	36%	2,140	33%

Egypt	1,054	33%	697	30%	3,149	34%	2,004	31%
Australia	411	12%	391	17%	1,167	12%	985	15%
North Sea	542	17%	406	18%	1,535	16%	1,211	19%
Argentina	60	2%	52	2%	170	2%	152	2%

International	2,067	64%	1,546	67%	6,021	64%	4,352	67%

Total (1)	$3,212	100%	$2,297	100%	$9,384	100%	$6,492	100%

Total Gas Revenues:
United States	$399	43%	$346	50%	$1,185	43%	$1,026	50%
Canada	256	28%	136	20%	792	29%	425	21%

North America	655	71%	482	70%	1,977	72%	1,451	71%

Egypt	159	17%	125	18%	464	17%	365	18%
Australia	50	5%	40	6%	136	5%	123	6%
North Sea	5	1%	4	1%	14	1%	11	1%
Argentina	57	6%	33	5%	147	5%	95	4%

International	271	29%	202	30%	761	28%	594	29%

Total (2)	$926	100%	$684	100%	$2,738	100%	$2,045	100%

Natural Gas Liquids (NGL)
Revenues:
United States	$109	75%	$52	78%	$292	74%	$128	74%
Canada	27	19%	7	11%	76	19%	19	11%

North America	136	94%	59	89%	368	93%	147	85%

Egypt	1	1%	—	—	2	1%	—	—
Argentina	7	5%	7	11%	23	6%	25	15%

International	8	6%	7	11%	25	7%	25	15%

Total	$144	100%	$66	100%	$393	100%	$172	100%

Total Oil and Gas Revenues:
United States	$1,548	36%	$1,061	35%	$4,485	36%	$3,015	35%
Canada	388	9%	231	7%	1,223	10%	723	8%

North America	1,936	45%	1,292	42%	5,708	46%	3,738	43%

Egypt	1,214	28%	822	27%	3,615	29%	2,369	27%
Australia	461	11%	431	14%	1,303	10%	1,108	13%
North Sea	547	13%	410	14%	1,549	12%	1,222	14%
Argentina	124	3%	92	3%	340	3%	272	3%

International	2,346	55%	1,755	58%	6,807	54%	4,971	57%

Total	$4,282	100%	$3,047	100%	$12,515	100%	$8,709	100%

(1)
Financial derivative hedging activities and the North Sea fixed-price sales contract decreased oil revenues $82 million and $301 million for the 2011 third quarter and nine-month period, respectively, and $6 million and $33 million for the comparative 2010 periods.

(2)
Financial derivative hedging activities increased natural gas revenues $65 million and $190 million for the 2011 third quarter and nine-month period, respectively, and $59 million and $137 million for the comparative 2010 periods.

     Production

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Oil Volume — b/d:
United States	120,353	97,824	23%	117,135	92,069	27%
Canada	13,027	13,868	(6)%	14,040	14,252	(1)%

North America	133,380	111,692	19%	131,175	106,321	23%

Egypt	103,289	99,818	3%	103,913	96,387	8%
Australia	39,400	56,876	(31)%	38,248	48,324	(21)%
North Sea	57,838	58,764	(2)%	54,097	58,254	(7)%
Argentina	9,461	9,645	(2)%	9,577	9,812	(2)%

International	209,988	225,103	(7)%	205,835	212,777	(3)%

Total (1)	343,368	336,795	2%	337,010	319,098	6%

Natural Gas Volume — Mcf/d:
United States	857,993	736,523	16%	865,474	694,646	25%
Canada	619,897	334,945	85%	633,031	329,443	92%

North America	1,477,890	1,071,468	38%	1,498,505	1,024,089	46%

Egypt	376,259	380,598	(1)%	368,898	377,051	(2)%
Australia	187,852	197,090	(5)%	183,470	202,473	(9)%
North Sea	2,497	2,372	5%	2,257	2,483	(9)%
Argentina	223,929	202,381	11%	209,206	180,219	16%

International	790,537	782,441	1%	763,831	762,226	1%

Total (2)	2,268,427	1,853,909	22%	2,262,336	1,786,315	27%

Natural Gas Liquids (NGL) Volume — b/d:
United States	21,919	16,499	33%	21,001	11,776	78%
Canada	6,120	2,134	187%	6,220	1,956	218%

North America	28,039	18,633	50%	27,221	13,732	98%

Egypt	(4)	—	NM	66	—	NM
North Sea	14	—	NM	5	—	NM
Argentina	3,008	3,047	(1)%	3,024	3,151	(4)%

International	3,018	3,047	(1)%	3,095	3,151	(2)%

Total	31,057	21,680	43%	30,316	16,883	80%

BOE per day (3)
United States	285,271	237,076	20%	282,381	219,619	29%
Canada	122,463	71,827	70%	125,765	71,115	77%

North America	407,734	308,903	32%	408,146	290,734	40%

Egypt	165,995	163,251	2%	165,461	159,228	4%
Australia	70,708	89,724	(21)%	68,826	82,070	(16)%
North Sea	58,269	59,159	(2)%	54,478	58,668	(7)%
Argentina	49,790	46,423	7%	47,471	43,000	10%

International	344,762	358,557	(4)%	336,236	342,966	(2)%

Total	752,496	667,460	13%	744,382	633,700	17%

(1)
Approximately 28 and 29 percent of worldwide oil production was subject to financial derivative hedges for the third quarter and nine-month period of 2011, respectively, and 11 percent for the comparative 2010 periods.

(2)
Approximately 15 and 16 percent of worldwide natural gas production was subject to financial derivative hedges for the third quarter and nine-month period of 2011, respectively, and 23 and 24 percent for the comparative 2010 periods.

(3)
The table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Average Oil Price — Per barrel:
United States	$93.86	$73.67	27%	$94.05	$74.05	27%
Canada	88.34	69.01	28%	92.77	71.76	29%
North America	93.32	73.09	28%	93.91	73.74	27%
Egypt	110.96	75.91	46%	111.02	76.15	46%
Australia	113.40	74.80	52%	111.78	74.66	50%
North Sea	101.85	75.25	35%	103.90	76.13	36%
Argentina	69.27	57.31	21%	65.08	56.84	14%
International	107.03	74.66	43%	107.15	74.91	43%
Total (1)	101.71	74.14	37%	102.00	74.52	37%

Average Natural Gas Price — Per Mcf:
United States	$5.06	$5.10	(1)%	$5.02	$5.41	(7)%
Canada	4.49	4.42	2%	4.58	4.72	(3)%
North America	4.82	4.89	(1)%	4.83	5.19	(7)%
Egypt	4.60	3.57	29%	4.61	3.55	30%
Australia	2.88	2.20	31%	2.71	2.21	23%
North Sea	21.43	16.54	30%	22.87	17.35	32%
Argentina	2.74	1.79	53%	2.57	1.93	33%
International	3.71	2.80	33%	3.65	2.86	28%
Total (2)	4.44	4.01	11%	4.43	4.19	6%

Average NGL Price — Per barrel:
United States	$54.36	$34.11	59%	$51.03	$39.66	29%
Canada	46.93	34.18	37%	44.47	36.58	22%
North America	52.74	34.12	55%	49.53	39.22	26%
Egypt	33.62	—	NM	66.37	—	NM
North Sea	65.45	—	NM	65.45	—	NM
Argentina	26.45	26.39	0%	28.20	28.98	(3)%
International	26.62	26.39	1%	29.06	28.98	0%
Total	50.20	33.03	52%	47.44	37.31	27%

(1)
Reflects a per-barrel decrease of $2.58 and $3.27 from derivative activities and the North Sea fixed-price sales contract for the 2011 third quarter and nine-month period, respectively, and a decrease of $.20 and $.37 from derivative activities for the comparative 2010 periods.

(2)
Reflects a per-Mcf increase of $.31 from derivative activities for the 2011 third quarter and nine-month period, and an increase of $.35 and $.28 from derivative activities for the comparative 2010 periods.

     Third-Quarter 2011 compared to Third-Quarter 2010
     Crude Oil Revenues Crude oil revenues for the third quarter of 2011 totaled $3.2 billion, $915 million higher than the comparative 2010 quarter, primarily the result of a 37-percent increase in average realized prices. Crude oil accounted for 75 percent of oil and gas production revenues and 46 percent of worldwide production in the third quarter of 2011. Higher realized prices added $854 million to the increase in revenues between the periods, while higher production volumes contributed an additional $61 million.
     Crude oil prices realized in the third quarter of 2011 averaged $101.71 per barrel, compared with $74.14 per barrel in the comparative prior-year quarter. Our international regions’ crude oil realizations averaged $107.03 per barrel, an increase of 43 percent compared with third-quarter 2010 realizations of $74.66 per barrel. Our Egypt, Australia and North Sea regions, which comprise over 58 percent of our worldwide oil production, continue to benefit from wide Dated Brent premiums to U.S. WTI-based prices, with third-quarter 2011 oil realizations averaging $108.81 per barrel compared with third-quarter 2010 realizations of $75.44 per barrel.
     Worldwide production increased 7 Mb/d from the third quarter of 2010 to 343 Mb/d in the third quarter of 2011, primarily a result of a 23 Mb/d increase in U.S. production on acquisitions and increased drilling activity. The Permian region was up 12 Mb/d on properties added from the BP acquisition and the Mariner merger and on increased drilling activity. The Gulf of Mexico (GOM) onshore and offshore regions added 6 Mb/d, reflecting properties acquired in the Mariner merger; however, natural decline negatively impacted results, as new drilling continues to be impacted by the slow pace of permitting in the GOM. Egypt’s gross oil production increased 16 percent from increased infrastructure capacity, a successful drilling and recompletion program, and volumes acquired in the BP acquisition. Egypt’s net production, however, was up only three percent as higher oil prices impact our cost recovery volumes. Australia’s production decreased 17 Mb/d as a result of natural decline.
     Natural Gas Revenues Natural gas revenues for the third quarter of 2011 totaled $926 million, up 36 percent from the third quarter of 2010. A 22-percent increase in average production added $170 million to natural gas revenues, while an 11-percent rise in average realized prices contributed an additional $73 million. Natural gas accounted for 22 percent of our oil and gas production revenues and 50 percent of our equivalent production in the third quarter of 2011. All of our international regions, which comprise approximately one-third of total gas production, benefited from higher realized prices.

     Worldwide production grew 415 MMcf/d between the periods on production increases in Canada, the U.S., and Argentina. Daily production in Canada increased 85 percent, up 285 MMcf/d on additional volumes from properties acquired from BP and an active drilling and completion program. U.S. daily production increased 121 MMcf/d, primarily a result of acquisition activity in 2010. Permian region production rose 64 MMcf/d on incremental volumes from properties added from the BP acquisition and the Mariner merger and on increased drilling activity. The GOM onshore and offshore regions added 53 MMcf/d from properties acquired in the Mariner merger, offset by natural decline, as new drilling continues to be impacted by the slow pace of permitting in the GOM. Argentina’s production was up 22 MMcf/d from recompletions and new drilling, primarily associated with the country’s Gas Plus program. Egypt’s gross production was up 89 MMcf/d on a successful drilling program and production from properties added in the BP acquisition. Net production was down one percent, as higher commodity prices impacted our cost recovery volumes. Australia’s daily gas production fell 9 MMcf/d as customer maintenance activities resulted in lower takes under existing contractual arrangements.
     Year-to-Date 2011 compared to Year-to-Date 2010
     Crude Oil Revenues Crude oil revenues for the first nine months of 2011 totaled $9.4 billion, nearly $2.9 billion higher than the comparative 2010 period, the result of a 37-percent increase in average realized prices and a six-percent increase in worldwide production. Crude oil accounted for 75 percent of oil and gas production revenues and 45 percent of worldwide production, compared with 75 percent and 50 percent, respectively, in the 2010 period. Higher realized prices added $2.4 billion to the increase in revenues, while higher production volumes contributed an additional $499 million.
     Crude oil prices realized in the first nine months of 2011 averaged $102.00 per barrel, compared with $74.52 per barrel in the comparative prior-year period. Our international regions’ crude oil realizations averaged $107.15 per barrel, an increase of 43 percent compared with 2010-period realizations of $74.91 per barrel. Our Egypt, Australia and North Sea regions, which comprise approximately 58 percent of our worldwide oil production, continue to benefit from wide Dated Brent premiums to U.S. WTI-based prices, with oil realizations averaging $109.21 per barrel compared with realizations of $75.79 per barrel in the 2010 period.
     Worldwide production increased 18 Mb/d from the prior-year period to 337 Mb/d in the first nine months of 2011, driven by increased production in the U.S. and Egypt. The 25 Mb/d increase in U.S. oil production is primarily a result of 2010 acquisitions and increased drilling activity. The Permian region was up 13 Mb/d on properties added from the BP acquisition and the Mariner merger, offset by natural decline and weather-related shut-ins. The GOM onshore and offshore regions added nine Mb/d reflecting properties acquired in the Devon acquisition and the Mariner merger; however, natural decline negatively impacted results, as new drilling has been impacted by the slow pace of permitting in the GOM. Egypt’s gross oil production increased 19 percent, while net production was up eight percent, as higher oil prices impacted our cost recovery volumes. The production increase was a result of additional capacity provided by the Kalabsha oil processing facility, production from properties added in the BP acquisition and an active drilling program. Australia saw production decrease 10 Mb/d as a result of repairs to the Van Gogh FPSO vessel, natural decline and tropical cyclones in the first quarter of 2011. Production decreased 4 Mb/d in the North Sea on natural decline, planned maintenance and downtime related to a shut-in intra-field pipeline. An existing pipeline was converted to oil service for temporary use until the permanent replacement line was completed in the third quarter of 2011.
     Natural Gas Revenues Natural gas revenues for the first nine months of 2011 totaled $2.7 billion, up 34 percent from the comparative 2010 period. A 27-percent increase in average production added $576 million to natural gas revenues, while a six-percent increase in average realized prices contributed an additional $117 million. Natural gas accounted for 22 percent of our oil and gas production revenues and 51 percent of our equivalent production, compared to 23 and 47 percent, respectively, for the 2010 period. All of our international regions, which comprise approximately one-third of total gas production, benefited from higher realized prices.
     Worldwide production grew 476 MMcf/d between the periods on production increases in Canada, the U.S., and Argentina. Daily production in Canada almost doubled, rising 304 MMcf/d on additional volumes from properties acquired from BP and an active drilling and completion program. U.S. daily production increased 171 MMcf/d, primarily as a result of acquisition activity in 2010. Permian region production rose 70 MMcf/d on incremental volumes from properties added from the BP acquisition and the Mariner merger and on increased drilling activity. Frigid weather in the region during the first quarter of 2011 tempered production gains. The GOM onshore and offshore regions added 85 MMcf/d from properties acquired in the Devon acquisition and the Mariner merger, offset by natural decline, as new drilling has been impacted by the slow pace of permitting in the GOM. Argentina’s production was up 29 MMcf/d from new drilling and recompletions. Australia’s daily gas production fell 19 MMcf/d on downtime from tropical cyclones and customer maintenance activities resulting in lower takes under our existing contractual arrangements. Egypt’s gross production was up ten percent on a successful drilling program, additional gas throughput at the Obaiyed Gas Plant and production from properties added in the BP acquisition. Net production was down two percent, as higher prices impacted our cost recovery volumes.

Operating Expenses
     The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance.

	For the Quarter Ended				For the Nine Months Ended
	September 30,				September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property	$993	$731	$14.36	$11.90	$2,823	$1,994	$13.90	$11.52
Other assets	72	56	1.04	0.90	207	161	1.02	0.93
Asset retirement obligation accretion	39	25	0.57	0.40	114	74	0.56	0.43
Lease operating costs	661	507	9.54	8.25	1,946	1,393	9.57	8.05
Gathering and transportation costs	72	43	1.02	0.70	221	126	1.09	0.73
Taxes other than income	244	158	3.53	2.58	663	522	3.26	3.02
General and administrative expense	112	89	1.61	1.45	327	260	1.61	1.50
Merger, acquisitions & transition	4	8	0.05	0.13	15	16	0.07	0.09
Financing costs, net	37	59	0.54	0.97	123	174	0.60	1.01

Total	$2,234	$1,676	$32.26	$27.28	$6,439	$4,720	$31.68	$27.28

     Depreciation, Depletion and Amortization (DD&A) The following table details the changes in DD&A of oil and gas properties between the third quarters and nine-month periods of 2011 and 2010:

	For the	For the Nine
	Quarter	Months
	Ended	Ended
	September 30	September 30
	(In millions)	(In millions)
2010 DD&A	$731	$1,994
Volume change	75	293
Rate change	167	490
Other	20	46

2011 DD&A	$993	$2,823

     For the third quarter of 2011 oil and gas property DD&A expense of $993 million increased $262 million on an absolute dollar basis from the comparable prior-year period: $167 million on rate, $75 million from higher volumes and $20 million associated with new venture seismic activity in countries where Apache has no established presence. The Company’s oil and gas property DD&A rate increased $2.46 to $14.36 per boe, reflecting acquisition and drilling costs that exceed our historical basis.
     For the first nine months of 2011 oil and gas property DD&A expense of $2.8 billion increased $829 million on an absolute dollar basis from the comparable prior-year period: $490 million on rate, $293 million from higher volumes and $46 million associated with new venture seismic activity in countries where Apache has no established presence. The Company’s oil and gas property DD&A rate increased $2.38 to $13.90 per boe, reflecting acquisition and drilling costs that exceed our historical basis.

     Lease Operating Expenses (LOE) LOE increased $154 million, or 30 percent, and $553 million, or 40 percent, on an absolute dollar basis for the quarter and nine-month period ended September 30, 2011, compared to the comparable periods of 2010. On a per-unit basis, LOE increased 16 percent to $9.54 per boe for the third quarter of 2011, as compared to the same prior-year period, and 19 percent to $9.57 per boe for the first nine months of 2011, as compared to the prior-year nine-month period. The following table identifies changes in Apache’s LOE rate between the third quarters and nine-month periods of 2010 and 2011.

For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	Per boe		Per boe
2010 LOE	$8.25	2010 LOE	$8.05
Acquisitions (1)	(0.16)	Acquisitions (1)	0.13
FX impact	0.31	FX impact	0.32
Chemicals, power and fuel	0.25	Workover costs	0.24
Labor and overhead	0.16	Labor and overhead	0.22
Workover costs	0.14	Chemicals, power and fuel	0.22
Non-operated costs	0.14	Transportation	0.11
Other	0.07	Repairs and maintenance	0.08
Decreased production, excluding acquisitions	0.38	Other	0.17
		Decreased production, excluding acquisitions	0.03

2011 LOE	$9.54	2011 LOE	$9.57

(1)	Per-unit impact of acquisitions is shown net of associated production.
     Gathering and Transportation Gathering and transportation costs were up $29 million and $95 million in the third quarter and first nine months of 2011, respectively. On a per-unit basis, gathering and transportation costs of $1.02 and $1.09 for the third quarter and first nine months of 2011 were up 46 percent and 49 percent, respectively. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Canada	$39	$18	$125	$50
U.S.	17	11	47	32
Egypt	7	6	25	21
North Sea	7	7	19	19
Argentina	2	1	5	4

Total Gathering and Transportation	$72	$43	$221	$126

     For the three- and nine-month periods ended September 30, 2011, Canada’s expense increased $21 million and $75 million, respectively, from a combination of an increase in gas volumes, higher average rates and foreign exchange impacts. Average per-unit costs were directly influenced by Apache’s increased production in Canada’s Horn River basin and properties acquired during 2010, where the associated gathering, processing and transportation contracts have higher average rates than Apache’s legacy properties. The increases in the U.S. are directly related to increased volumes. Egypt’s costs were up on a higher number of oil sales cargoes and higher vessel freight costs.
     Taxes Other than Income Taxes other than income totaled $244 million and $663 million for the third quarter and first nine months of 2011, an increase of $86 million and $141 million, respectively, from the comparative prior-year periods. The following table presents a comparison of these expenses:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
U.K. PRT	$149	$94	$386	$346
Severance taxes	54	33	159	93
Ad valorem taxes	25	19	78	54
Canadian taxes	3	3	12	4
Other	13	9	28	25

Total Taxes other than Income	$244	$158	$663	$522

     The North Sea Petroleum Revenue Tax (PRT) is assessed on net receipts (revenues less qualifying operating costs and capital spending) from the Forties and Nelson fields in the U.K. North Sea. U.K. PRT increased $55 million and $40 million for the third quarter and first nine months of 2011, respectively, over the comparable 2010 periods as a result of 56-percent and 12-percent respective increases in net receipts, primarily driven by higher revenues. Prior-year property acquisitions and higher realized oil and gas prices resulted in increases to severance and ad valorem tax expense. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina. Ad valorem taxes are assessed on U.S. and Canadian property values and sales.
     General and Administrative Expenses General and administrative expenses (G&A) for the third quarter and first nine months of 2011 were $23 million and $67 million higher than the comparative prior-year periods on an absolute basis, driven by increases in insurance costs and various other corporate expenses resulting from the 2010 acquisitions. Per-unit G&A increased $.16 and $.11 to an average of $1.61 in both the quarter and nine-month periods, with the impact of higher production partially offsetting the impact of higher costs.
     Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Interest expense	$109	$86	$326	$237
Amortization of deferred loan costs	1	7	4	10
Capitalized interest	(69)	(29)	(193)	(64)
Interest income	(4)	(5)	(14)	(9)

Financing costs, net	$37	$59	$123	$174

     Net financing costs were down $22 million and $51 million in the third quarter and first nine months of 2011, respectively, from the comparative prior-year periods. The decrease is primarily related to increases in capitalized interest, the result of additional unproved balances from the BP acquisitions and the Mariner merger. This decrease is partially offset by higher interest expense associated with $2.5 billion of debt issued in the second half of 2010.
     Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Apache operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
     In March 2011 the U.K. government proposed an increase in the corporate income tax rate on North Sea oil and gas profits from 50 percent to 62 percent. The legislation received Royal Assent and was enacted on July 19, 2011. As a result of the enacted legislation, the Company recorded a tax charge of $305 million in the third quarter of 2011. Of this amount, $274 million is related to periods prior to the third quarter. Specifically, $218 million resulted from the remeasurement of our U.K. deferred tax liability as of December 31, 2010, and $56 million is related to operating results through the second quarter of 2011.
     The 2011 third-quarter provision for income taxes increased $533 million to $1.1 billion on a 57-percent increase in income before income taxes and a 52-percent effective income tax rate, up from an effective rate of 42 percent in the third-quarter 2010 as a result of the U.K. tax rate increase. The provision for income taxes for the first nine months of 2011 increased $1.2 billion to $2.8 billion on a 56-percent increase in income before income taxes and a 45-percent effective income tax rate compared to an effective rate of 41 percent in the first nine months of 2010.

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

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In millions, except per share data)
Income Attributable to Common Stock (GAAP)	$983	$765	$3,338	$2,330

Adjustments:
U.K. tax rate increase	274	—	218	—
Foreign currency fluctuation impact on deferred tax expense	(99)	27	(68)	2
Merger, acquisitions & transition, net of tax	2	5	9	10

Adjusted Earnings (Non-GAAP)	$1,160	$797	$3,497	$2,342

Net Income per Common Share — Diluted (GAAP)	$2.50	$2.12	$8.49	$6.72

Adjustments:
U.K. tax rate increase	.69	—	.55	—
Foreign currency fluctuation impact on deferred tax expense	(.25)	.07	(.17)	—
Merger, acquisitions & transition, net of tax	.01	.01	.02	.03

Adjusted Earnings Per Share — Diluted (Non-GAAP)	$2.95	$2.20	$8.89	$6.75

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
     Apache’s primary uses of cash are for exploration, development and acquisition of oil and gas properties, costs necessary to maintain ongoing operations, repayment of principal and interest on outstanding debt and payment of dividends. We fund our exploration and development activities primarily through operating cash flows.
     We may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets to meet our capital requirements. We believe these sources, combined with operating cash flows, will be adequate to fund our operations, capital spending, the repayment of debt and any amounts that may be paid in connection with contingencies.

     See Part II, Item 1A, “Risk Factors” of this Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors Related to Our Business and Operations,” in Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year.
Sources and Uses of Cash
     The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Nine Months
	Ended September 30,
	2011	2010
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$7,171	$4,800
Fixed-rate borrowings	—	1,484
Proceeds from issuance of common stock	—	2,258
Proceeds from issuance of mandatory convertible preferred stock	—	1,227
Sale of oil and gas properties	202	—
Common and treasury stock activity	51	33
Other	28	23

	7,452	9,825

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$5,230	$3,369
Oil and gas acquisitions	509	3,550
Deposit related to acquisition of BP properties	—	3,500
Commercial paper, credit facility and bank note repayments, net	940	37
Dividends	230	152
Other	91	54

	7,000	10,662

Increase (decrease) in cash and cash equivalents	$452	$(837)

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
     Net cash provided by operating activities for the first nine months of 2011 totaled $7.2 billion, up $2.4 billion from the first nine months of 2010. The increase reflects the impact of higher oil and gas revenues (up $3.8 billion), with higher commodity prices contributing $2.6 billion, and a 17-percent increase in daily equivalent production adding another $1.2 billion. This increase was partially offset by higher income tax payments in the first nine months of 2011 as compared to the 2010 period.
     For a detailed discussion of commodity prices, production, costs and expenses, see “Results of Operations” below. For additional detail of changes in operating assets and liabilities, see the statement of consolidated cash flows in Item 1, “Financial Statements” of this Form 10-Q.
     Sale of Oil and Gas Properties In the first nine months of 2011 Apache completed the sale of certain properties in Canada and the U.S. for $202 million. While we intend to divest additional non-strategic assets, given strong oil prices and higher than expected cash flows, we intend to sell fewer assets than originally planned at year-end 2010.

     Capital Expenditures We fund exploration and development (E&D) activities primarily through operating cash flows and budget capital expenditures based on projected cash flows. The Company remains determined to not outspend operating cash flows, and we review our capital budget accordingly on a quarterly basis. In response to higher realized commodity prices, in the second quarter of 2011, we reassessed our capital expenditure budget for 2011 and raised our plan from $7.5 billion to $8.0 billion.

	For the Nine Months Ended
	September 30,
	2011	2010
	(In millions)
E&D Costs:
United States	$1,976	$1,039
Canada	609	593

North America	2,585	1,632

Egypt	674	510
Australia	445	401
North Sea	618	437
Argentina	245	167
Chile	1	20
Other International	48	—

International	2,031	1,535

Worldwide E&D Costs	4,616	3,167

Gathering Transmission and Processing Facilities (GTP):
United States	9	—
Canada	113	107
Egypt	74	111
Australia	255	102
Argentina	7	2

Total GTP Costs	458	322

Asset Retirement Costs	288	198

Capitalized Interest	193	64

Capital Expenditures, excluding acquisitions	5,555	3,751

Acquisitions — Oil and Gas Properties	493	3,550

Asset Retirement Costs — Acquired	75	245

Total Capital Expenditures	$6,123	$7,546

     Worldwide E&D expenditures for the first nine months of 2011 totaled $4.6 billion, or 46 percent above spending in the first nine months of 2010. E&D spending in North America, which was up 58 percent as compared to the first nine months of 2010, totaled 56 percent of worldwide E&D spending. U.S. E&D expenditures were up 90 percent on increased activity in the Permian region, where we continue to aggressively pursue opportunities on our Mariner-acquired Deadwood acreage. Current period activity also includes expenditures on Mariner-acquired deepwater properties for ongoing field development activities at Mandy, Wideberth and Lucius. Our Central region’s active horizontal drilling program in the Granite Wash and Cherokee plays further contributed to our increase in expenditures. E&D spending in Canada increased three percent in the first nine months of 2011 to $609 million on an active drilling program targeting several liquids-rich gas opportunities, as well as an active completion program at Horn River.
     E&D expenditures outside of North America increased 32 percent over first nine-month 2010 levels to $2.0 billion. E&D spending in the North Sea was up $181 million over the comparable period on the Forties field drilling program and the construction of the Forties Alpha satellite platform. Egypt expenditures were up $164 million, or 32 percent, in the first nine months of 2011 on continued drilling activity across all major basins, and Argentina was $78 million higher on additional drilling and development activity.
     We invested $458 million in GTP in the first nine months of 2011 compared to $322 million in the comparative prior-year period. GTP expenditures in Australia were for construction activity at the Devil Creek and Macedon gas plants. Australia has also incurred costs related to the FEED study and purchases of long-lead time items for the Wheatstone LNG project. Activity in Canada was centered in the Horn River basin, with expenditures for gathering systems and a gas processing plant. GTP expenditures in Egypt primarily comprised final stages of construction on the Kalabsha oil processing facility.

     During the first nine months of 2011 we closed on $493 million of oil and gas property acquisitions. In addition, we have agreed to purchase Exxon Mobil’s North Sea assets for $1.75 billion, which is projected to close by year-end 2011.
     Repayment of Commercial Paper and Lines of Credit During the first nine months of 2011 Apache repaid $940 million on commercial paper and money market lines of credit that were outstanding at December 31, 2010.
     Dividends For the nine-month periods ended September 30, 2011 and 2010, the Company paid $173 million and $152 million, respectively, in dividends on its common stock. The Company also made dividend payments of $57 million on its Series D Preferred Stock in the first nine months of 2011. Dividends of $13 million were accrued on the Series D Preferred Stock in the third quarter of 2010 and paid in November 2010.
Liquidity
     The following table presents a summary of our key financial indicators at the dates presented:

	September 30,	December 31,
	2011	2010
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$586	$134
Total debt	7,202	8,141
Shareholders’ equity	27,903	24,377
Available committed borrowing capacity	3,300	2,387
Floating-rate debt/total debt	.2%	11.8%
Percent of total debt-to-capitalization	20.5%	25.0%
     Cash and Cash Equivalents We had $586 million in cash and cash equivalents as of September 30, 2011, compared to $134 million at December 31, 2010. Approximately $548 million of the cash was held by foreign subsidiaries, with the remaining balance held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly-liquid investment grade securities with maturities of three months or less at the time of purchase.
     Debt As of September 30, 2011, outstanding debt, which consisted of notes, debentures and uncommitted bank lines, totaled $7.2 billion. Current debt included $400 million 6.25-percent notes due within the next 12 months and $17 million borrowed under uncommitted overdraft lines in Argentina.
     Available Committed Borrowing Capacity As of September 30, 2011, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $2.3 billion matures in May 2013 and $1.0 billion matures in August 2016. These consist of a $1.5 billion facility, a $1.0 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. There was $3.3 billion of available borrowing capacity under the unsecured credit facilities at September 30, 2011.
     On August 16, 2011, Apache entered into a $1.0 billion five-year syndicated revolving credit facility. The credit facility is subject to covenants, events of default and representations and warranties that are substantially similar to those in Apache’s other revolving credit facilities. It may be used for acquisitions and for general corporate purposes or to support the Company’s commercial paper program. Loans under the facility will bear interest at a base rate, as defined in the credit agreement, or at LIBOR plus a margin determined by the Company’s senior long-term debt rating.
     The Company has available a $2.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s U.S. credit facilities are available as a 100-percent backstop.
     The Company was in compliance with the terms of all credit facilities as of September 30, 2011.
     Percent of Total Debt to Capitalization The Company’s September 30, 2011 debt-to-capitalization ratio was 20.5 percent, down from 25.0 percent at December 31, 2010.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. Our average crude oil realizations have increased dramatically since the first nine months of 2010, rising 37 percent to $102.00 per barrel in the first nine months of 2011 from $74.52 per barrel in the first nine months of 2010. Our average natural gas price realizations have also risen slightly, increasing six percent to $4.43 per Mcf in the 2011 nine-month period from $4.19 per Mcf in the prior-year period.
     We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. For the third quarter and first nine months of 2011, our natural gas production was subject to financial derivative hedges of approximately 15 and 16 percent, respectively, and our crude oil production was subject to financial derivative hedges of approximately 28 and 29 percent, respectively.
     Apache may use futures contracts, swaps and options to hedge commodity price risk. Realized gains or losses from the Company’s price-risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not hold or issue derivative instruments for trading purposes.
     On September 30, 2011, the Company had open natural gas derivative hedges in an asset position with a fair value of $373 million. A 10-percent increase in natural gas prices would reduce the fair value by approximately $59 million, while a 10-percent decrease in prices would increase the fair value by approximately $58 million. The Company also had open crude oil derivatives in a liability position with a fair value of $49 million. A 10-percent increase in oil prices would increase the liability by approximately $179 million, while a 10-percent decrease in prices would move the derivatives to an asset position of $119 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2011. See Note 3 — Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.
Interest Rate Risk
     The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 99.8 percent of the Company’s debt. At September 30, 2011, total debt included $17 million of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on less than one percent of our total debt outstanding at September 30, 2011. The impact on cash flow of a 10-percent change in the floating interest rate based on debt balances at September 30, 2011, would be approximately $59,000 per quarter.
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
     Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other,” or, as is the case when we remeasure our foreign tax liabilities, as a component of the Company’s provision for income taxes on the statement of consolidated operations in Item 1 of this Form 10-Q. A 10-percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, Egyptian pound and Argentine peso as of September 30, 2011, would result in a cumulative foreign currency net loss or gain, respectively, of approximately $119 million.

Forward-Looking Statements and Risk
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2010, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity hedging arrangements;

•	the integration of Mariner and the BP properties;

•	increased scrutiny from regulatory agencies due to the BP acquisitions;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	the significant transaction and acquisition costs related to the Mariner merger and BP property acquisitions;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations due to the change in government in Egypt;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 — Business and Properties — Estimated Proved Reserves and Future Net Cash Flows, Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A — Quantitative and Qualitative Disclosures About Market Risk and elsewhere in Apache’s Amended Annual Report on Form 10-K/A for its 2010 fiscal year, other risks and uncertainties in our third-quarter 2011 earnings release, and other filings that we make with the SEC.

     All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

Please refer to both Part I, Item 3 of the Apache’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (filed with the SEC on April 7, 2011) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

During the quarter ending September 30, 2011, there were no material changes from the risk factors as previously disclosed in Apache’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6. EXHIBITS

*10.1	—	Amendment to Apache Corporation 401(k) Savings Plan, dated August 31, 2011, effective September 1, 2011.

*31.1	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	—	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Schema Document.

*101.CAL	—	XBRL Calculation Linkbase Document.

*101.LAB	—	XBRL Label Linkbase Document.

*101.PRE	—	XBRL Presentation Linkbase Document.

*101.DEF	—	XBRL Definition Linkbase Document.

*		Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: November 8, 2011	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 8, 2011	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)