Form 10-K/A
period 2011-12-31
APACHE CORP
filed 2012-03-01
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2011	$47,361,451,733
Number of shares of registrant’s common stock outstanding as of January 31, 2012	384,321,970

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2012 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this annual report on Form 10-K.

Explanatory Note

Apache Corporation (“Apache” or “the Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K (this “Amendment”) solely to amend the signature page and the related Exhibit 24.1, which were inadvertently omitted from the original Form 10-K filed on February 29, 2012 (the “Original Form 10-K”). The original signature page was executed on February 28, 2011, and was in the Company’s possession at the time of the filing. In addition, we are including in this Amendment currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2. Except as described above, no attempt has been made in this Amendment to modify or update disclosures presented in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Name	Title	Date

/s/ G. Steven Farris	Chairman of the Board and	February 28, 2012
G. Steven Farris	Chief Executive Officer
(principal executive officer)

/s/ Thomas P. Chambers	Executive Vice President and	February 28, 2012
Thomas P. Chambers	Chief Financial Officer
(principal financial officer)

/s/ Rebecca A. Hoyt	Vice President and	February 28, 2012
Rebecca A. Hoyt	Chief Accounting Officer
(principal accounting officer)

Name	Title	Date

/s/ Randolph M. Ferlic	Director	February 28, 2012
Randolph M. Ferlic

/s/ Eugene C. Fiedorek	Director	February 28, 2012
Eugene C. Fiedorek

/s/ A. D. Frazier, Jr.	Director	February 28, 2012
A. D. Frazier, Jr.

/s/ Patricia Albjerg Graham	Director	February 28, 2012
Patricia Albjerg Graham

/s/ Scott D. Josey	Director	February 28, 2012
Scott D. Josey

/s/ Chansoo Joung	Director	February 28, 2012
Chansoo Joung

/s/ John A. Kocur	Director	February 28, 2012
John A. Kocur

/s/ George D. Lawrence	Director	February 28, 2012
George D. Lawrence

/s/ William C. Montgomery	Director	February 28, 2012
William C. Montgomery

/s/ Rodman D. Patton	Director	February 28, 2012
Rodman D. Patton

/s/ Charles J. Pitman	Director	February 28, 2012
Charles J. Pitman

Exhibits

EXHIBIT NO.		DESCRIPTION

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

APACHE CORPORATION

/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: March 1, 2012

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*	Filed herewith.